Form 10-K
period 1999-12-31
MFS FINANCIAL INC
filed 2000-03-30
CIK 1094810

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1999

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from  ________________ to ________________

                        COMMISSION FILE NUMBER 000-27905

                               MFS FINANCIAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Maryland                     110 E. Charles Street, Muncie, Indiana
------------------------------------    ----------------------------------------
(State or other jurisdiction            (Address of principal executive offices)
of incorporation or organization)


           35-2085640                                  47305-2419
------------------------------------     --------------------------------------
(I.R.S. Employer Identification No.)                   (Zip Code)

       Registrant's telephone number, including area code: (765) 747-2800

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

     The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock on the Nasdaq National Market on March 1, 2000, was approximately $49.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of March 1, 2000, there were issued and outstanding 5,819,611 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-K--Portions of registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999. PART III of Form 10-K--Portions of registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders.

ITEM 1.  BUSINESS

General

     MFS Financial, Inc., a Maryland corporation, is a savings and loan holding company which has as its wholly-owned subsidiary Mutual Federal Savings Bank. MFS Financial was formed in September 1999 to become the holding company of Mutual Federal in connection with Mutual Federal's conversion from mutual to stock form of organization on December 29, 1999. The words "we," "our" and "us" refer to MFS Financial and Mutual Federal on a consolidated basis, except that references to us prior to December 29, 1999 refer only to Mutual Federal.

     At December 31, 1999, we had total assets of $544.5 million, deposits of $364.6 million and stockholders' equity of $96.7 million. Our executive offices are located at 110 E. Charles Street, Muncie, Indiana 47305-2400.

     Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences and a variety of consumer loans. We also originate loans secured by commercial and multi-family real estate, commercial business loans and construction loans secured primarily by residential real estate.

     Our revenues are derived principally from interest on loans and interest on investments and mortgage-backed securities.

     We offer deposit accounts having a wide range of interest rates and terms, which generally include passbook and statement savings accounts, money market deposit accounts, NOW and non-interest bearing checking accounts and certificates of deposit with terms ranging from seven days to 71 months. We solicit deposits in our market areas and we have not accepted brokered deposits.

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains various forward-looking statements which are based on assumptions and describe our future plans and strategies and our expectations. These forward- looking statements are generally identified by words such as "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words. Our ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could cause actual results to differ materially from those estimated include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of our loan and investment portfolios, demand for our loan products, deposit flows, our operating expenses, competition, demand for financial services in our market areas and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not rely too much on these statements.

MARKET AREAS

     We are a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Muncie, Indiana and have 13 retail offices primarily serving Delaware, Randolph and Kosciusko counties in Indiana. We also originate mortgage loans in contiguous counties and we originate indirect consumer loans throughout Indiana and western Ohio. See "Lending Activities -- Consumer and Other Lending."

LENDING ACTIVITIES

     GENERAL. Our mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. At December 31, 1999, our net loan portfolio totaled $442.8 million, which constituted 81.3% of our total assets.

     Mortgage loans up to $240,000 may be approved by individual officers. Any mortgage loan over this amount but not over $300,000 must be approved by the local market area committee (i.e., Muncie, Winchester or Warsaw markets comprising Delaware, Randolph and Kosciusko counties). Individual loan officers may approve multi-family and commercial real estate loans up to $250,000, with authority up to $500,000 with the approval of two senior officers. Mortgage loans over $300,000, multi-family and commercial real estate loans over $500,000 and any loans, regardless of amount, outside our general underwriting guidelines, must be approved by Mutual Federal's board of directors.

     At December 31, 1999, the maximum amount which we could lend to any one borrower and the borrower's related entities was approximately $11.2 million. At December 31, 1999, our largest lending relationship to a single borrower or a group of related borrowers consisted of ten loans to a local developer/entrepreneur and related entities totaling $3.8 million. Although the relationship dates back to 1980, 87.4% of the outstanding debt has been originated since June 30, 1998, and consists of refinancing existing debt. The loans are diverse and are secured by apartment complexes, medical facilities and a bank branch, each with independent income streams to support debt service requirements. Each of the loans to this group of borrowers was current and performing in accordance with its terms at December 31, 1999.

     The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                                                               December 31,
                                            ------------------------------------------------------------------------------
                                                       1999                       1998                       1997
                                            ------------------------------------------------------------------------------
                                                Amount       Percent      Amount       Percent       Amount      Percent
                                            ------------------------------------------------------------------------------
                                                                          (Dollars in Thousands)
Real Estate Loans:
 One- to four-family.......................      $286,578     63.70%     $264,461       65.42%      $266,971      65.77%
 Multi-family..............................         5,544      1.23         6,282        1.56          7,694       1.90
 Commercial................................        14,559      3.24        10,293        2.54          8,131       2.00
 Construction and development..............        12,470      2.77        11,805        2.92         10,385       2.56
                                                 --------    ------      --------      ------       --------     ------
     Total real estate loans...............       319,151     70.94       292,841       72.44        293,181      72.23
                                                 --------    ------      --------      ------       --------     ------
Other Loans:
 Consumer Loans:
  Automobile...............................        19,887      4.42        17,820        4.41         19,977       4.92
  Home equity..............................        10,585      2.36        10,253        2.54         11,366       2.80
  Home improvement.........................        14,588      3.24        12,108        2.99         14,485       3.57
  Manufactured housing.....................        12,305      2.74        15,466        3.83         20,017       4.93
  R.V......................................        25,629      5.70        19,100        4.72         14,564       3.59
  Boat.....................................        32,374      7.20        23,608        5.84         21,553       5.31
  Other....................................         4,554      1.01         5,753        1.42          5,585       1.38
                                                 --------    ------      --------      ------       --------     ------
     Total consumer loans..................       119,922     26.67       104,108       25.75        107,547      26.50
 Commercial business loans.................        10,764      2.39         7,285        1.81          5,211       1.27
                                                 --------    ------      --------      ------       --------     ------
     Total other loans.....................       130,686     29.06       111,393       27.56        112,758      27.77
                                                 --------    ------      --------      ------       --------     ------
 Total loans receivable, gross.............       449,837    100.00%      404,234      100.00%       405,939     100.00%
                                                             ======                    ======                    ======
Less:
 Undisbursed portion of loans..............         4,844                   3,353                      3,998
 Deferred loan fees and costs..............        (1,446)                   (689)                      (440)
 Allowance for losses......................         3,652                   3,424                      3,091
                                                 --------                --------                   --------
 Total loans receivable, net...............      $442,787                $398,146                   $399,290
                                                 ========                ========                   ========

                                                                  December 31,
                                              ----------------------------------------------------
                                                       1996                        1995
                                              ----------------------------------------------------
                                                Amount       Percent       Amount       Percent
                                              ----------------------------------------------------
                                                               (Dollars in thousands)
Real Estate Loans:
 One- to four-family.......................      $244,518      63.17%       $224,526      63.02%
 Multi-family..............................         9,598       2.48           6,544       1.84
 Commercial................................         7,878       2.03          10,090       2.83
 Construction and development..............        22,040       5.69          17,201       4.83
                                                 --------     ------        --------     ------
     Total real estate loans...............       284,034      73.37         258,361      72.52
                                                  -------      -----        --------     ------

Other Loans:
 Consumer Loans:
  Automobile...............................        20,164       5.21          19,297       5.42
  Home equity..............................        10,885       2.81           9,246       2.59
  Home improvement.........................        12,066       3.12          10,994       3.08
  Manufactured housing.....................        24,933       6.44          29,768       8.36
  R.V......................................        11,503       2.97          10,528       2.96
  Boat.....................................        17,244       4.45          11,721       3.29
  Other....................................         5,676       1.47           6,340       1.78
                                                 --------     ------        --------     ------
     Total consumer loans..................       102,471      26.47          97,894      27.48
 Commercial business loans.................           596       0.16             ---        ---
                                                 --------     -------       --------     ------
     Total other loans.....................       103,067      26.63          97,894      27.48
                                                  -------     ------        --------     ------
 Total loans receivable, gross.............       387,101     100.00%        356,255     100.00%
                                                              ======                     ======
Less:
 Undisbursed portion of loans..............
 Deferred loan fees and costs..............         6,073                      7,951
 Allowance for losses......................          (252)                      (188)
                                                    2,990                      2,754
 Total loans receivable, net...............      --------                   --------
                                                 $378,290                   $345,738
                                                 ========                   ========

     The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                              December 31,
                                            ----------------------------------------------------------------------------------
                                                       1999                       1998                       1997
                                            ----------------------------------------------------------------------------------
                                               Amount       Percent       Amount       Percent       Amount        Percent
                                            ----------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family......................   $178,033       39.58%      $163,262       40.39%     $141,024          34.74%
  Multi-family.............................      2,270         .50          2,656        0.66         2,485           0.61
  Commercial...............................      6,220        1.38          2,398        0.59         1,447           0.36
  Construction and development.............      5,043        1.12          8,076        2.00         4,108           1.01
                                              --------      ------       --------     -------      --------         ------
     Total real estate loans...............    191,566       42.58        176,392       43.64       149,064          36.72

 Consumer..................................    106,563       23.69         93,855       23.22        96,181          23.70
 Commercial business.......................      3,320         .74          1,972        0.49         4,454           1.09
                                              --------      ------       --------     -------      --------         ------
     Total fixed-rate loans................    301,449       67.01        272,219       67.35       249,699          61.51
                                              --------      ------       --------      ------      --------         ------
Adjustable-Rate Loans:
 Real estate:
  One- to four-family......................    108,545       24.13        101,199       25.03       125,947          31.03
  Multi-family.............................      3,274         .73          3,626        0.90         5,209           1.29
  Commercial...............................      8,339        1.85          7,895        1.95         6,684           1.64
  Construction and development.............      7,427        1.65          3,729        0.92         6,277           1.55
                                              --------      ------       --------     -------      --------         ------
     Total real estate loans...............    127,585       28.36        116,449       28.80       144,117          35.51

 Consumer..................................     13,359        2.97         10,253        2.53        11,366           2.80
 Commercial business.......................      7,444        1.66          5,313        1.32           757           0.18
                                              --------      ------       --------    ---------     --------         -------
     Total adjustable-rate loans...........    148,388       32.99        132,015       32.65       156,240          38.49
                                              --------      ------       --------     -------      --------         ------
     Total loans...........................    449,837      100.00%       404,234      100.00%      405,939         100.00%
                                                            ======                     ======                       ======
Less:
 Undisbursed portion of loans..............      4,844                       3,353                    3,998
 Deferred loan fees and costs..............     (1,446)                       (689)                    (440)
 Allowance for loan losses.................      3,652                       3,424                    3,091
                                              --------                    --------                 --------
    Total loans receivable, net............   $442,787                    $398,146                 $399,290
                                              ========                    ========                 ========



                                                                December 31,
                                             ----------------------------------------------------
                                                        1996                        1995
                                             ----------------------------------------------------
                                                 Amount       Percent       Amount       Percent
                                             ----------------------------------------------------
                                                             (Dollars in thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family......................      $132,095        34.12%      $118,381       33.23%
  Multi-family.............................         3,161         0.82            734        0.21
  Commercial...............................         1,280         0.33          2,030        0.57
  Construction and development.............        11,271         2.91          6,710        1.88
                                                 --------       ------       --------      ------
     Total real estate loans...............       147,807        38.18        127,855       35.89

 Consumer..................................        91,586        23.66         88,648       24.88
 Commercial business.......................           596         0.16            ---         ---
                                                 --------       ------       --------      ------
     Total fixed-rate loans................       239,989        62.00        216,503       60.77
                                                 --------       ------       --------      ------
Adjustable-Rate Loans:
 Real estate:
  One- to four-family......................       112,423        29.05        106,145       29.79
  Multi-family.............................         6,437         1.66          5,810        1.63
  Commercial...............................         6,598         1.70          8,060        2.26
  Construction and development.............        10,769         2.78         10,491        2.95
                                                 --------       ------       --------      ------
     Total real estate loans...............       136,227        35.19        130,506       36.63

 Consumer..................................        10,885         2.81          9,246        2.60
 Commercial business.......................           ---          ---            ---         ---
                                                 --------       ------       --------      ------
     Total adjustable-rate loans...........       147,112        38.00        139,752       39.23
                                                 --------       ------       --------      ------
     Total loans...........................       387,101       100.00%       356,255      100.00%
                                                                ======                     ======
Less:
 Undisbursed portion of loans..............         6,073                       7,951
 Deferred loan fees and costs..............          (252)                       (188)
 Allowance for loan losses.................         2,990                       2,754
                                                 --------                    --------
    Total loans receivable, net............      $378,290                    $345,738
                                                 ========                    ========

                                        6

     The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                        Real Estate
                        ------------------------------------------------------------------------------------------------------------
                                                        Multi-family and             Construction
                           One- to Four-Family             Commercial             and Development(1)              Consumer
                        ------------------------------------------------------------------------------------------------------------
                                       Weighted                   Weighted                   Weighted                     Weighted
                                        Average                    Average                    Average                     Average
                           Amount        Rate         Amount        Rate         Amount        Rate          Amount         Rate
                        ------------------------------------------------------------------------------------------------------------
                                                                                             (Dollars in Thousands)
      Due During
     Years Ending
     December 31,
-----------------------


2000(2)................    $  1,082      7.20%       $   858         8.47%      $    80          9.25%      $  6,439        9.65%
2001...................         678      7.54             69         8.77             2          9.38          3,474        9.30
2002...................         922      8.18             53         9.13           ---           ---          7,404        8.90
2003 and 2004..........       5,326      7.40          1,957         8.05            91          8.46         22,367        8.71
2005 to 2006...........       6,554      7.48          4,746         7.80           284          7.52         11,584        9.52
2007 to 2021...........     131,846      7.18         12,355         8.25         3,547          7.59         68,531(2)     9.01
2022 and following.....     140,170      7.29             65         7.25         8,466          7.30            123        9.99
                           --------                  -------                    -------                     --------
 Total.................    $286,578                  $20,103                    $12,470                     $119,922
                           ========                  =======                    =======                     ========


                               Commercial
                                Business                    Total
                      -----------------------------------------------------
                                      Weighted                   Weighted
                                       Average                    Average
                           Amount        Rate         Amount        Rate
                      -----------------------------------------------------
                                        (Dollars in thousands)
     Due During
     Years Ending
     December 31,
-----------------------

2000(2)................    $ 4,588        9.23%      $  13,047       9.22%
2001...................         78        9.11           4,301       9.01
2002...................      2,650        8.64          11,029       8.78
2003 and 2004..........        906        8.54          30,647       8.44
2005 to 2006...........      2,155        8.74          25,323       8.58
2007 to 2021...........        387        8.69         216,666       7.83
2022 and following.....        ---         ---         148,824       7.29
                           -------                   ---------
 Total.................    $10,764                    $449,837
                           =======                    ========


-------------------------
(1) Once the construction phase has been completed, these loans will automatically convert to permanent financing.
(2)  Includes demand loans, loans having no stated maturity and overdraft loans.

     The total amount of loans due after December 31, 2000 which have predetermined interest rates is $296.7 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $140.1 million.

     ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. We focus our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in our market areas. At December 31, 1999, one- to four-family residential mortgage loans totaled $286.6 million, or 63.7% of our gross loan portfolio.

     We generally underwrite our one- to four-family loans based on the applicant's employment and credit history and the appraised value of the subject property. Presently, we lend up to 100% of the lesser of the appraised value or purchase price for one- to four-family residential loans. For loans with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure to below 80%. Properties securing our one- to four-family loans are appraised by independent state licensed fee appraisers approved by Mutual Federal's board of directors. We require borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.

     We originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with Freddie Mac and other local financial institutions, and consistent with our internal needs. Adjustable-rate mortgage, or ARM, loans are offered with a six-month, one-year, three-year, five-year or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts consistently with the initial term for the six-month, one-year and three-year terms, respectively, and annually for the five-year and seven-year terms, for the remainder of the term of the loan. We use the weekly average of the appropriate term Treasury Bill Constant Maturity Index to reprice our ARM loans. During fiscal 1999, we originated $23 million of one- to four-family ARM loans and $48.3 million of one- to four-family fixed rate mortgage loans. Also during 1999, we bought $3.3 million of one- to four-family arm loans that conform to our underwriting standards to help reduce our interest rate risk exposure. During fiscal 1998, we originated $19.8 million of one- to four-family ARM loans, and $96.7 million of one- to four-family fixed-rate mortgage loans.

     Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years, and are generally fully amortizing, with payments due monthly. These loans normally remain outstanding, however, for a substantially shorter periods of time because of refinancing and other prepayments. A significant change in interest rates could alter considerably the average life of a residential loan in our portfolio. Our one- to four-family loans are generally not assumable, do not contain prepayment penalties and do not permit negative amortization of principal. Most are written using underwriting guidelines which make them saleable in the secondary market. Our real estate loans generally contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

     Our one- to four-family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years, with payments due monthly. Our ARM loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment on the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds. We offer a one-year ARM loan that is convertible into a fixed-rate loan. When these loans convert, they are usually sold in the secondary market.

     In order to remain competitive in our market areas, we originate ARM loans at initial rates below the fully indexed rate.

     ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default. We have not experienced difficulty with the payment history for these loans. See "Asset Quality -- Non-performing Assets" and "-- Classified Assets." At December 31, 1999, our one- to four-family ARM loan portfolio totaled $178 million, or 39.6% of our gross loan portfolio. At that date, the fixed-rate one- to four-family mortgage loan portfolio totaled $108.6 million, or 24.1% of our gross loan portfolio.

     MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. We offer a variety of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings, small retail establishments, churches and small office buildings located in our market areas. At December 31, 1999, multi-family and commercial real estate loans totaled $20.1 million, or 4.5% of our gross loan portfolio.

     Our loans secured by multi-family and commercial real estate are originated with either a fixed or adjustable interest rate. The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower. Loan-to-value ratios on our multi-family and commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan. These loans typically require monthly payments, may not be fully amortizing and have maximum maturities of 20 years.

     Loans secured by multi-family and commercial real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We generally require personal guarantees of the borrowers in addition to the security property as collateral for such loans. We also generally require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family and commercial real estate loans are performed by independent state licensed fee appraisers approved by Mutual Federal's board of directors. See "Loan Originations, Purchases, Sales and Repayments."

     We generally do not maintain a tax or insurance escrow account for loans secured by multi-family and commercial real estate. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is requested or required to provide periodic financial information.

     Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Multi-family and commercial real estate loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by multi-family and commercial real estate are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired. See "Asset Quality -- Non-performing Assets."

     CONSTRUCTION AND DEVELOPMENT LENDING. We originate construction loans primarily secured by existing residential building lots. We make construction loans to builders and to individuals for the construction of their residences. Substantially all of these loans are secured by properties located within our market areas. At December 31, 1999, we had $12.5 million in construction and development loans outstanding, representing 2.8% of our gross loan portfolio.

     Construction and development loans are obtained through continued business with builders who have previously borrowed from us, from walk-in customers and through referrals from realtors and architects. The application process includes submission of accurate plans, specifications and costs of the project to be constructed. These items are used to determine the appraised value of the subject property. Loans are based on the lesser of the current appraised value and/or the cost of construction, including the land and the building. We generally conduct regular inspections of the construction project being financed.

     Construction loans for one- to four-family homes are generally granted with a construction period of up to one year. During the construction phase, the borrower generally pays interest only on a monthly basis. Loans to individuals for the construction of their residences may be either short term construction financing or a construction/permanent loan which automatically converts to a long term mortgage consistent with our one- to four-family residential loan products. Loan-to-value ratios on our construction and development loans typically do not exceed 80% of the appraised value of the project on an as completed basis. Single family construction loans with loan-to-value ratios over 80% require private mortgage insurance.

     Because of the uncertainties inherent in estimating construction and development costs and the market for the project upon completion, it is difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. These loans also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. In addition, payment of interest from loan proceeds can make it difficult to monitor the progress of a project.

     CONSUMER AND OTHER LENDING. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 1999, our consumer loan portfolio totaled $119.9 million, or 26.7% of our gross loan portfolio. We offer a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, boat and recreational vehicle loans, manufactured housing loans and loans secured by savings deposits. We also offer a limited amount of unsecured loans. We originate our consumer loans both in our market areas and throughout Indiana and western Ohio.

     At December 31, 1999, our home equity loans, including lines of credit, and home improvement loans totaled $25.2 million, or 5.6% of our gross loan portfolio. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. The term to maturity on our home equity and home improvement loans may be up to 10 years. Home equity lines of credit have a maximum term to maturity of 20 years and require the payment of 2% of the outstanding loan balance per month, which amount may be reborrowed at any time. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

     We directly and indirectly originate auto loans, boat and recreational vehicle loans and manufactured housing loans. We generally buy indirect auto loans on a rate basis, paying the dealer a cash payment for loans with an interest rate in excess of the rate we require. This premium is amortized over the remaining life of the loan. Any prepayments or delinquencies are charged to future amounts owed to that dealer, with no dealer reserve or other guarantee of payment if the dealer stops doing business with us.

     We underwrite indirect auto loans using the Fair-Isaacs credit scoring system. We have experienced some difficulty in building the volume of our indirect auto loan portfolio due to our willingness to accept only the more qualified buyers based on our scoring. We also directly originate auto loans through bank personnel. These loans are underwritten more traditionally, with a review of the borrower's employment and credit history and an assessment of the borrower's ability to repay the loan.

     At December 31, 1999, auto loans totaled $19.9 million, or 4.4% of our gross loan portfolio. Auto loans may be written for up to six years and usually have fixed rates of interest. Loan to value ratios are up to 100% of the sale price for new autos and 110% of value on used cars, based on valuation from official used car guides.

     Our boat and recreational vehicle loans are generally originated on an indirect basis. We utilize an independent company to market our loan products and help service and collect our boat and RV loans, keeping down our marketing, collection and related personnel costs. We pay a fee based on a percentage of the loan amounts originated through this company as well as monthly service fees, for these services. We pay dealers a premium for each loan based on the interest rate charged on each loan. We amortize this premium, which is usually significantly smaller than the premium we pay dealers for our indirect auto loans, over the estimated life of each loan.

     For our two largest boat and RV dealers, we pay for each loan on a rate basis, just as with our indirect auto loans. With these two dealers, however, we pay only a portion of the cash payment due, holding back a reserve in a Mutual Federal savings account. This dealer holdback is released to the dealer pro-rata over the life of the loan.

     We underwrite indirect boat and RV loans using the Fair-Isaacs credit scoring system and, as with our indirect auto loans, tend to accept only the more qualified buyers based on our scoring.

     Loans for boats and recreational vehicles totaled $58 million at December 31, 1999, or 12.9% of our gross loan portfolio. This has been the fastest growing portion of our consumer loan portfolio over the past five years. We will finance up to 100% of the purchase price for a new recreational vehicle and 95% for a new boat. The maximum loan to value ratio is 100% for used recreational vehicles and 95% for boats. Values are based on the applicable official used vehicle guides. The term to maturity for these types of loans is up to 10 years for used boats and recreational vehicles and up to 15 years for new boats and recreational vehicles. These loans are generally written with fixed rates of interest.

     At December 31, 1999, manufactured housing loans totaled $12.3 million, or 2.7% of our gross loan portfolio. This amount has decreased significantly over the last five years, due to increased competition and regulatory restrictions. Manufactured housing loans are offered at fixed or adjustable rates of interest for terms up to 25 years, and at a maximum loan to value ratio of 95%.

     Consumer loans may entail greater risk than one- to four-family residential mortgage loans, especially consumer loans secured by rapidly depreciable assets, such as automobiles, boats and recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

     COMMERCIAL BUSINESS LENDING. At December 31, 1999, commercial business loans totaled $10.8 million, or 2.4% of our gross loan portfolio. Most of our commercial business loans have been extended to finance local businesses and include short term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial business loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs and agricultural purposes such as seed, farm equipment and livestock.

     The terms of loans extended on the security of machinery and equipment are based on the projected useful life of the machinery and equipment, generally not to exceed seven years. Lines of credit generally are available to borrowers for up to 13 months, and may be renewed by us. We issue a few standby letters of credit which are offered at competitive rates and terms and are generally on a secured basis. We are attempting to expand our volume of commercial business loans.

     Our commercial business lending policy includes credit file documentation and analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows also is an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans. Nonetheless, these loans are believed to carry higher credit risk than traditional single family loans.

     Unlike residential mortgage loans, commercial business loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may substantially depend on the success of the business itself (which, in turn, often depends in part upon general economic conditions). Our commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

LOAN ORIGINATIONS, PURCHASES, SALES AND REPAYMENTS

     We originate loans through referrals from real estate brokers and builders, our marketing efforts, and our existing and walk-in customers. We also originate many of our consumer loans through relationships with dealerships. While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans depends upon customer demand for loans in our market areas. Demand is affected by local competition and the interest rate environment. During the last several years, due to low market interest rates, our dollar volume of fixed-rate, one- to four-family loans has exceeded the dollar volume of the same type of adjustable-rate loans. From time to time, we sell fixed rate, one- to four-family residential loans. We have also, on a very limited basis, purchased one- to four-family residential and commercial real estate loans. Furthermore, during the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States.

     In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.

     The following table shows our loan origination, purchase, sale and repayment activities for the years indicated.

                                                         Year Ended December 31,
                                                 -----------------------------------------
                                                       1999          1998         1997
                                                 -----------------------------------------
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family..............    $  23,002     $  19,835    $  29,502
               - multi-family....................           37         1,051           29
               - commercial......................        3,008         2,701          657
               - construction or development.....        8,710         4,160        7,389
  Non-real estate - consumer.....................          ---           ---          ---
                      - commercial business......          611         3,003        1,106
                                                     ---------     ---------    ---------
         Total adjustable-rate...................       35,368        30,750       38,683
                                                     ---------     ---------    ---------
 Fixed rate:
  Real estate - one- to four-family..............       48,307        96,672       39,223
               - multi-family....................          ---           514          ---
               - commercial......................        4,032         1,240          ---
               - construction or development.....        8,486         7,297        6,857
  Non-real estate - consumer.....................       47,925        32,492       34,730
                      - commercial business......          491           810        2,992
                                                     ---------     ---------    ---------
         Total fixed-rate........................      109,241       139,025       83,802
                                                     ---------     ---------    ---------
         Total loans originated..................      144,609       169,775      122,485
                                                     ---------     ---------    ---------

Purchases:
  Real estate - one- to four-family..............        3,324           ---          ---
               - multi-family....................          ---           ---          ---
               - commercial......................          ---           325          334
               - construction or development.....          ---           ---          ---
  Non-real estate - consumer.....................          ---           ---          ---
                      - commercial business......          ---           ---          ---
                                                     ---------     ---------    ---------
         Total loans purchased...................        3,324           325          334
                                                     ---------     ---------    ---------

Sales and Repayments:
Sales:
  Real estate - one- to four-family..............          ---        35,123        5,753
               - multi-family....................          ---           ---          ---
               - commercial......................          ---           ---          ---
               - construction or development.....          ---           ---          ---
 Non-real estate - consumer......................          ---           ---          ---
                     - commercial business.......          ---           ---          ---
                                                     ---------     ---------    ---------
         Total loans sold........................          ---        35,123        5,753
Principal repayments.............................      100,480       135,909      102,867
                                                     ---------     ---------    ---------
         Total reductions........................      100,480       171,032      108,620
Increase (decrease) in other items, net..........       (1,850)         (773)       4,639
                                                     ---------     ---------    ---------
         Net increase (decrease).................    $  45,603     $  (1,705)   $  18,838
                                                     =========     =========    =========

ASSET QUALITY

     When a borrower fails to make a payment on a mortgage loan on or before the default date, a late charge notice is mailed 16 days after the due date. When the loan is 31 days past due (16 days for an ARM), we mail a delinquency notice to the borrower. All delinquent accounts are reviewed by a collector, who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due. If the loan becomes 60 days delinquent, the collector will generally contact the borrower by phone or send a letter to the borrower in order to identify the reason for the delinquency. Once the loan becomes 90 days delinquent, the borrower is asked to pay the delinquent amount in full, or establish an acceptable repayment plan to bring the loan current. Between 100 and 120 days delinquent a drive-by inspection is made. If the account becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, a collection officer will generally refer the account to legal counsel, with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. During this 30 day period, the collector may accept a written repayment plan from the borrower which would bring the account current within the next 90 days. If the loan becomes 150 days delinquent and an acceptable repayment plan has not been agreed upon, the collection officer will turn over the account to our legal counsel with instructions to initiate foreclosure.

     For consumer loans, a similar process is followed, with the initial written contact being made once the loan is 16 days past due. Follow-up contacts are generally made faster than under the mortgage loan procedure.

     DELINQUENT LOANS. The following table sets forth, as of December 31, 1999, our loans delinquent 60 - 89 days by type, number, amount and percentage of type.

                                                    Loans Delinquent For:
                                    ---------------------------------------------------
                                                         60-89 Days
                                    ---------------------------------------------------
                                                                             Percent
                                                                             of Loan
                                          Number           Amount           Category
                                    ---------------------------------------------------
                                                   (Dollars in Thousands)
Real Estate:
  One- to four-family...............          7            $ 173              .06%
  Multi-family......................        ---              ---               ---
  Commercial........................        ---              ---               ---
  Construction and
   development......................        ---              ---               ---

Consumer............................         65              616               .51
Commercial business.................        ---              ---               ---
                                          -----            -----             -----

     Total..........................         72            $ 789              .18%
                                          =====            =====              ===


     NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated. Loans are placed on non-accrual status when the loan becomes more than 90 days delinquent. At all dates presented, we had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets owned include assets acquired in settlement of loans.


                                                                                 December 31,
                                                      -----------------------------------------------------------------
                                                          1999        1998          1997         1996          1995
                                                      -----------------------------------------------------------------
                                                                            (Dollars in Thousands)
Non-accruing loans:
  One- to four-family................................   $  385      $   500       $   243      $   558       $   625
  Multi-family.......................................      ---          ---           ---          ---            19
  Commercial real estate.............................      ---           31           108          471           943
  Construction and development.......................      ---          ---           ---          ---           ---
  Consumer...........................................      368          485           331          ---           ---
  Commercial business................................      ---          ---           ---          ---           ---
                                                        ------      -------       -------      -------       -------
     Total...........................................      753        1,016           682        1,029         1,587
                                                        ------      -------       -------      -------       -------

Accruing loans delinquent 90 days or more:
  One- to four-family................................       16           88            27            8            13
  Multi-family.......................................      ---          ---           ---          ---           ---
  Commercial real estate.............................       12          ---           ---          ---           ---
  Construction and development.......................      ---          ---           ---          ---           ---
  Consumer...........................................      ---           10            51          507           525
  Commercial business................................      ---          ---           ---          ---           ---
                                                        ------      -------       -------      -------       -------
     Total...........................................       28           98            78          515           538
                                                        ------      -------       -------      -------       -------
     Total nonperfoming loans........................      781        1,114           760        1,544         2,125
                                                        ------      -------       -------      -------       -------

Foreclosed assets:
  One- to four-family................................      304           46            83           20            28
  Multi-family.......................................      ---          ---           ---          ---           ---
  Commercial real estate.............................      425          ---         1,498          ---           ---
  Construction and development.......................      ---          ---           ---          ---           ---
  Consumer...........................................      122          223           486          561           232
  Commercial business................................      ---          ---           ---          ---           ---
                                                        ------      -------       -------      -------       -------
     Total...........................................      851          269         2,067          581           260
                                                        ------      -------       -------      -------       -------

Total non-performing assets..........................   $1,632      $ 1,383       $ 2,827      $ 2,125       $ 2,385
                                                        ======      =======       =======      =======       =======
Total as a percentage of total assets................    0.30%        0.29%         0.62%        0.49%         0.59%
                                                        =====       ======        ======       ======        ======

     For the year ended December 31, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $33,500. No amount was included in interest income on these loans for the year ended December 31, 1999.

     At December 31, 1997, foreclosed commercial real estate consisted of two properties acquired during 1997 from a troubled debtor. The properties, comprised of a 50 unit apartment building and a food pantry, were sold in 1998.

     At December 31, 1999, foreclosed commercial real estate consisted of one property acquired in the last half of the year from a troubled debtor. The property, an office building in Muncie, is currently being offered for sale. In addition, three residential properties acquired in 1999 from troubled debtors, one with a book value of $210,000, were being offered for sale.

     OTHER LOANS OF CONCERN. In addition to the non-performing assets set forth in the table above, as of December 31, 1999, there was an aggregate of $1.3 million in loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the abilities of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

     Included in the $1.3 million above are several residential mortgage loans which were obtained from a mortgage broker in 1998. In July 1998, the broker filed for bankruptcy. Shortly before that, we discovered that there were documentation problems with these loans.

     On four of these loans, totaling approximately $759,000, the broker failed to pay off and secure a release of the original mortgage loans we refinanced. As a result, none of these loans was fully performing because the borrowers refused to make double loan payments to satisfy both our loan and the loan they thought they had refinanced. We have since bought out the first lien position for two of these loans.

     A fifth loan, totaling approximately $157,000, had a similar issue, but we have been informed that the broker subsequently paid sufficient funds to satisfy the prior lienholder's balance, although the prior lien has not yet been released. This loan was current as of December 31, 1999.

     The two other loans at issue, totaling approximately $793,000, were both current as of December 31, 1999. On one, our lien position is currently behind that of three other financial institutions. On the other, the mortgage broker failed to assign the mortgage to us.

     We are working with two other lenders, in similar situations with the mortgage broker, in order to obtain a release of assets from the bankruptcy trustee. In addition, we have filed a claim with our insurance carrier, although to date the carrier has denied coverage.

     This situation has been considered in determining our allowance for loan losses. A portion of the provision in 1998 was attributable to these loans, and two loans, totaling $346,000, were charged-off during 1998. Based on the information available, significant additional losses are not anticipated at this time. Changes in circumstances or adverse actions by the bankruptcy court could, however, result in additional losses.

     CLASSIFIED ASSETS. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

     When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision and the FDIC, which may order the establishment of additional general or specific loss allowances.

     In connection with the filing of Mutual Federal's periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review, at December 31, 1999, we had classified $1.9 million of Mutual Federal's assets as substandard, $913,000 as doubtful and $90,000 as loss. The total amount classified represented 3% of our equity capital and .5% of our assets at December 31, 1999.

     PROVISION FOR LOAN LOSSES. We recorded a provision for loan losses during the year ended December 31, 1999 of $760,000, compared to $1.3 million for the year ended December 31, 1998 and $700,000 for the year ended December 31, 1997. The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under "-- Allowance for Loan Losses." The provision for loan losses during the year ended December 31, 1999 was based on management's review of such factors which indicated that the allowance for loan losses was adequate to cover losses inherent in the loan portfolio as of December 31, 1999.

     ALLOWANCE FOR LOAN LOSSES. We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and portfolio segments and the unallocated allowance. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and

Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

     The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of such loans or pools of loans. Changes in risk evaluations of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience as well as on significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

     The appropriateness of the allowance is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan. Senior management reviews these conditions quarterly in discussions with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the loss related to this condition is reflected in the unallocated allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

     The allowance for loan losses is based on estimates of losses inherent in the loan portfolio. Actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. Due to the loss of more than 1,800 manufacturing jobs in the local community during recent years and the increase in higher risk loans, like consumer and commercial loans, as a percentage of total loans, management has concluded that our allowance for loan losses should be greater than historical loss experience would otherwise indicate.

     At December 31, 1999, our allowance for loan losses was $3.7 million, or .82% of the total loan portfolio, and approximately 468% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that are susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.

         The following table sets forth an analysis of our allowance for loan losses.


                                                                       Year Ended December 31,
                                             --------------------------------------------------------------------------
                                                  1999           1998           1997           1996           1995
                                             --------------------------------------------------------------------------
                                                                        (Dollars in Thousands)

Balance at beginning of period..............    $ 3,424        $ 3,091        $ 2,990        $ 2,754         $ 2,430
                                                -------        -------        -------        -------         -------

Charge-offs:
  One- to four-family.......................         63            446              3             30              67
  Multi-family..............................        ---             38            ---            ---             ---
  Commercial real estate....................        167             43            237            ---             180
  Construction and development..............        ---            ---            ---            ---             ---
  Consumer..................................        421            511            450            353             242
  Commercial business.......................        ---           ---            ---             ---            ---
                                                -------        -------        -------        -------         ------
                                                    651          1,038            690            383             489
                                                -------        -------        -------        -------         -------

Recoveries:
  One- to four-family.......................         81             40             47              6              32
  Multi-family..............................        ---            ---            ---            ---             ---
  Commercial real estate....................          7            ---            ---            ---              96
  Construction and development..............        ---            ---            ---            ---             ---
  Consumer..................................         31             66             44             43              35
  Commercial business.......................        ---            ---            ---            ---             ---
                                                -------        -------        -------        -------         -------
                                                    119            106             91             49             163
                                                -------        -------        -------        -------         -------

Net charge-offs.............................        532            932            599            334             326
Provisions charged to operations............        760          1,265            700            570             650
                                                -------        -------        -------        -------         -------
Balance at end of period....................    $ 3,652        $ 3,424        $ 3,091        $ 2,990         $ 2,754
                                                =======        =======        =======        =======         =======

Ratio of net charge-offs during the period
 to average loans outstanding during the
 period.....................................      0.13%          0.23%          0.15%          0.09%           0.10%
                                                ======         ======         ======         ======          ======

Allowance as a percentage of
 non-performing loans.......................    467.61%        307.36%        406.71%        193.65%         129.60%
                                                ======         ======         ======         ======          ======

Allowance as a percentage of total loans
 (end of period)............................      0.82%          0.85%          0.77%          0.78%           0.79%
                                                ======         ======         ======         ======          ======


         The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

                                                                      December 31,
                          ---------------------------------------------------------------------------------------------------
                                         1999                           1998                             1997
                          ---------------------------------------------------------------------------------------------------
                                                  Percent                          Percent                          Percent
                                                  of Loans                         of Loans                         of Loans
                                          Loan    in Each                Loan      in Each                 Loan     in Each
                            Amount of   Amounts   Category  Amount of   Amounts    Category   Amount of   Amounts   Category
                            Loan Loss      by     to Total  Loan Loss      by      to Total   Loan Loss      by     to Total
                            Allowance   Category   Loans    Allowance   Category     Loans    Allowance   Category   Loans
                            ---------   --------  --------  ---------   --------   --------   ---------   --------  --------
                                                                    (In thousands)

One- to four-family.......    $1,038   $286,578     63.70%   $1,181     $264,461     65.42      $  583   $266,971     65.77
Multi-family..............        55      5,544      1.23        57        6,282      1.56         275      7,694      1.90
Commercial real estate....       300     14,559      3.24       174       10,293      2.54         234      8,131      2.00
Construction or
  development.............        62     12,470      2.77        59       11,805      2.92          52     10,385      2.56
Consumer..................     1,647    119,922     26.67     1,535      104,108     25.75       1,480    107,547     26.50
Commercial business.......       215     10,764      2.39       146        7,285      1.81         104      5,211      1.27
Unallocated...............       335        ---       ---       272          ---       ---         363        ---       ---
                              ------   --------    ------    ------     --------    ------      ------   --------    ------
     Total................    $3,652   $449,837    100.00%   $3,424     $404,234    100.00%     $3,091   $405,939    100.00%
                              ======   ========    ======    ======     ========    ======      ======   ========    ======


                                                       December 31,
                              ---------------------------------------------------------------
                                           1996                           1995
                              ---------------------------------------------------------------
                                                    Percent                          Percent
                                                    of Loans                         of Loans
                                            Loan    in Each                  Loan    in Each
                              Amount of   Amounts   Category   Amount of   Amounts   Category
                              Loan Loss      by     to Total   Loan Loss      by     to Total
                              Allowance   Category   Loans     Allowance   Category   Loans
                              ---------   --------  --------   ---------   --------  --------
                                                       (In thousands)

One- to four-family.......     $   683   $244,518     63.17%      $ 674    $224,526    63.02%
Multi-family..............         363      9,598      2.48         253       6,544     1.84
Commercial real estate....         282      7,878      2.03         558      10,090     2.83
Construction or
  development.............         110     22,040      5.69          86      17,201     4.83
Consumer..................       1,367    102,471     26.47       1,094      97,894    27.48
Commercial business.......          12        596      0.16         ---         ---      ---
Unallocated...............         173        ---       ---          89         ---
                                ------   --------    ------      ------    --------   ------
     Total................      $2,990   $387,101    100.00%     $2,754    $356,255   100.00%
                                ======   ========    ======      ======    ========   ======


INVESTMENT ACTIVITIES

     Federally chartered savings institutions may invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions also may invest in investment grade commercial paper and corporate debt securities and mutual funds the assets of which conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. See "How We Are Regulated - Mutual Federal" and "- Qualified Thrift Lender Test" for a discussion of additional restrictions on our investment activities.

     The Chief Financial Officer has the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the asset and liability management committee. The Chief Financial Officer considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

     The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk" contained in our Annual Report to Stockholders, filed as Exhibit 13 to this Form 10-K.

     Our investment securities currently consist of U.S. Government and Agency securities, mortgage-backed securities, marketable equity securities (which consist of shares in mutual funds that invest in government obligations, corporate obligations and mortgage-backed securities) and corporate obligations. See Note 4 of the Notes to Consolidated Financial Statements contained in our Annual Report to Stockholders, filed as Exhibit 13 to this Form 10-K. Our mortgage-backed securities portfolio currently consists of securities issued under government-sponsored agency programs.

     While mortgage-backed securities carry a reduced credit risk as compared to whole loans, these securities remain subject to the risk that a fluctuating interest rate environment, along with other factors like the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the mortgage loans and affect both the prepayment speed and value of the securities.

     At times over the past several years, we also have maintained a trading portfolio of U.S. Government securities. Our trading portfolio totaled $1.2 million at December 31, 1999. We are permitted by the board of directors to have a portfolio of up to $5.0 million, and to trade up to $2.0 million in these securities at any one time. See Note 4 of the Notes to Consolidated

Financial Statements contained in our Annual Report to Stockholders, filed as
Exhibit 13 to this Form 10-K.

     Mutual Federal has investments in four separate Indiana limited partnerships that were organized to construct, own and operate three multi-unit apartment complexes in the Indianapolis area and one in Findley, Ohio (the Pedcor Projects). The general partner in each of these Pedcor Projects is Pedcor Investments. We have no financial or other relationships with Pedcor Investments. The three Indianapolis area Pedcor Projects, which are operated as multi-family, low and moderate-income housing projects, have been completed and have been performing as planned for several years. The Findley, Ohio Pedcor Project, which also will be operated as a multi-family, low and moderate-income housing project, is near completion. At the inception of the Findley, Ohio Pedcor Project in February 1998, we invested $2.1 million and committed to invest an additional $1.9 million, as of December 31, 1999, of which $1.8 million remained payable over the next ten years.

     A low and moderate-income housing project qualifies for certain federal income tax credits if (1) it is a residential rental property, (2) the units are used on a non-transient basis, and (3) at least 20% of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% or less of the area median gross income. Qualified low-income housing projects generally must comply with these and other rules for 15 years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitation as the use of general business credit, but no basis reduction is required for any portion of the tax credit claimed. As of December 31, 1999, at least 90% of the units in the Indianapolis area Pedcor Projects were occupied, and all of the tenants met the income test required for the tax credits.

     We received tax credits of $262,000 from the Indianapolis Pedcor Projects for each of the years ended December 31, 1999 and 1998. Additionally, the Pedcor Projects have incurred operating losses in the early years of their operations primarily due to accelerated depreciation of assets. We have accounted for our investment in three of the four Pedcor Projects on the equity method. Accordingly, we have recorded our share of these losses as reductions to Mutual Federal's investment in the Pedcor Projects. Mutual Federal has less than a 20% ownership interest in the remaining Pedcor Project, and we have recorded its investment in this project at amortized cost.

     The following summarizes Mutual Federal's equity in the Pedcor Projects' losses and tax credits recognized in our consolidated financial statements.


                                               Year the Year Ended December 31,
                                           ---------------------------------------
                                            1999             1998           1997
                                           ---------------------------------------
                                                        (In Thousands)

Investments in Pedcor low
 income housing projects..................  $5,275           $5,266         $1,407
                                            ======           ======         ======

Equity in losses, net of income
  tax effect..............................  $   (7)          $   (9)        $ (187)
Tax credit................................     262              262            262
                                            ------           ------         ------
Increase in after tax income
 from Pedcor Investments..................  $  255           $  253         $   75
                                            ======           ======         ======


     See Note 7 of the Notes to Consolidated Financial Statements contained in our Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K for additional information regarding our limited partnership investments.

         The following table sets forth the composition of our investment and mortgage-related securities portfolio and other investments at the dates indicated. As of December 31, 1999, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.


                                                                                     December 31,
                                                      -----------------------------------------------------------------------
                                                                1999                    1998                    1997
                                                      -----------------------------------------------------------------------
                                                       Amortized     Fair      Amortized    Fair      Amortized     Fair
                                                         Cost       Value        Cost       Value       Cost        Value
                                                      -----------------------------------------------------------------------
                                                                                (Dollars in Thousands)
Investment securities held-to-maturity:
  Federal agency obligations.........................   $10,200   $  9,787      $ 6,220     $ 6,220    $ 8,381     $  8,371
  Corporate obligations..............................     2,099      2,079        4,634       4,651      1,636        1,646
  Municipal obligations..............................       150        150          150         150        150          150
                                                        -------   --------      -------     -------    -------     --------
     Total investment securities held to maturity....    12,449     12,016       11,004      11,021     10,167       10,167
                                                        -------   --------      -------     -------    -------     --------

Investment securities available-for-sale:
  Mutual funds.......................................     5,781      5,587        7,761       7,625      6,843        6,704
  Federal agency obligations.........................     2,416      2,382        1,244       1,286      1,406        1,426
  Mortgage-backed securities.........................     9,517      9,385        5,129       5,297      4,125        4,240
  Collateralized mortgage obligations................     4,584      4,536          ---         ---        ---          ---
  Corporate obligations..............................     7,781      7,707          ---         ---        ---          ---
                                                        -------   --------     --------     -------    -------     --------
     Total investment securities held for sale.......    30,079     29,597       14,134      14,208     12,374       12,370
                                                        -------   --------     --------     -------    -------     --------

Trading account securities:
  U.S. Treasury obligations..........................     1,447      1,235          ---         ---        ---          ---
                                                        -------   --------     --------     -------    -------     --------
     Total trading account securities................     1,447      1,235          ---         ---        ---          ---
                                                        -------   --------     --------     -------    -------     --------

Total investment securities..........................    43,975     42,848       25,138      25,229     22,541       22,537
Investment in limited partnerships...................     5,275        N/A        5,266         N/A      1,407          N/A
Investment in insurance company......................       590        N/A          590         N/A        590          N/A
Federal Home Loan Bank stock.........................     5,339        N/A        3,612         N/A      3,612          N/A
                                                        -------                --------                -------

Total investments....................................   $55,179                 $34,606                $28,150
                                                        =======                 =======                =======


                                       25

     The following table indicates, as of December 31, 1999, the composition and maturities of our investment securities and mortgage-backed securities portfolio, excluding Federal Home Loan Bank stock and our trading securities.

                                                                      Due in
                                  -----------------------------------------------------------------------------
                                    Less Than      1 to 5       5 to 10        Over              Total
                                     1 Year         Years        Years       10 Years     Investment Securities
                                  ------------- -----------   ----------   -----------    ---------------------
                                    Amortized     Amortized    Amortized     Amortized    Amortized      Fair
                                      Cost          Cost         Cost          Cost         Cost         Value
                                  ------------- -----------   ----------   -----------    ---------     -------
                                                                (Dollars in Thousands)

Corporate obligations.............    $1,113       $ 7,796       $  470       $   501      $ 9,880      $  9,786
Federal agency obligations........       749         6,431        3,993         1,443       12,616        12,169
Municipal obligations.............       ---           ---          ---           150          150           150
Mutual funds......................     5,781           ---          ---           ---        5,781         5,587
Mortgage-backed securities:
  Freddie Mac.....................       ---           530          ---         1,433        1,963         1,953
  Fannie Mae......................       248           593          605         5,609        7,055         6,935
  Ginnie Mae......................       ---           ---          ---         1,467        1,467         1,458
  Other...........................       ---           ---          ---         3,616       3,616          3,575
                                      ------       -------       ------       -------      -------       -------
                                      $7,891       $15,350       $5,068       $14,219      $42,528       $41,613
                                      ======       =======       ======       =======      =======       =======

Weighted average yield............     6.21%         6.21%        6.55%         6.92%         6.63%


SOURCES OF FUNDS

     GENERAL. Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

     DEPOSITS. We offer deposit accounts to consumers and businesses having a wide range of interest rates and terms. Our deposits consist of passbook accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market areas and have not accepted brokered deposits. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition. The variety of our deposit accounts has allowed us to be competitive in obtaining funds and to respond to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, we believe that our deposits are relatively stable sources of funds. Our ability to attract and maintain these deposits, however, and the rates paid on them, has been and will continue to be affected significantly by market conditions.

     The following table sets forth our deposit flows during the years indicated.

                                                             Year Ended December 31,
                                                 --------------------------------------------------
                                                       1999              1998              1997
                                                 --------------------------------------------------

Opening balance.............................       $   365,999        $  344,860        $  330,235
Deposits....................................         1,205,702         1,010,169         1,027,102
Withdrawals.................................        (1,220,992)       (1,003,062)       (1,025,662)
Interest credited...........................            13,895            14,032            13,185
                                                   -----------        ----------        ----------
Ending balance..............................       $   364,604        $  365,999        $  344,860
                                                   ============       ==========        ==========

Net increase (decrease).....................       $    (1,395)       $   21,139        $   14,625
                                                   ===========        ==========        ==========

Percent increase (decrease).................            (.38)%             6.13%             4.43%
                                                       ======              ====              ====

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

                                                                                 At December 31,
                                                 -------------------------------------------------------------------------------
                                                            1999                       1998                       1997
                                                 -------------------------------------------------------------------------------
                                                                  Percent                    Percent                    Percent
                                                    Amount       of Total      Amount       of Total      Amount       of Total
                                                 -------------------------------------------------------------------------------
                                                                               (Dollars in Thousands)
Transactions and Savings Deposits:

Passbook accounts................................  $ 39,792         10.91%      $ 42,242       11.54%    $ 42,359         12.28%
NOW and demand accounts .........................    52,560         14.42         57,239       15.64       46,703         13.54
Money market accounts............................    42,091         11.54         33,686        9.20       26,236          7.61
                                                  ---------        ------       --------      ------     --------        ------

Total non-certificates...........................   134,443         36.87        133,167       36.38      115,298         33.43
                                                  ---------        ------       --------      ------     --------        ------

Certificates:

 0.00 -  1.99%...................................       ---           ---            ---         ---          ---           ---
 2.00 -  3.99%...................................     5,494          1.51          8,691        2.38          ---           ---
 4.00 -  5.99%...................................   185,993         51.01        171,455       46.85      166,424         48.26
 6.00 -  7.99%...................................    36,957         10.14         50,928       13.91       61,398         17.80
 8.00 -  9.99%...................................     1,717           .47          1,758        0.48        1,740          0.51
10.00% and over..................................       ---           ---            ---         ---          ---           ---
                                                   --------        ------       --------      ------      -------        ------

Total certificates...............................   230,161         63.13        232,832       63.62      229,562         66.57
                                                   --------        ------       --------      ------     --------        ------
Total deposits...................................  $364,604        100.00%      $365,999      100.00%    $344,860        100.00%
                                                   ========        ======       ========      ======     ========        ======

     The following table shows rate and maturity information for our certificates of deposit as of December 31, 1999.


                                    2.00-        4.00-         6.00-        8.00-                     Percent
                                    3.99%        5.99%         7.99%        9.99%         Total      of Total
                                -------------------------- -------------------------- -----------------------
                                                             (Dollars in Thousands)
Certificate accounts maturing
 in quarter ending:

March 31, 2000.................     $5,485     $ 41,150       $11,028    $     ---     $  57,663         25.05%
June 30, 2000..................          9       45,176        11,600          ---        56,785         24.67
September 30, 2000.............        ---       20,844         3,961          ---        24,805         10.78
December 31, 2000..............        ---       17,807         1,442          ---        19,249          8.36
March 31, 2001.................        ---       20,775           441          ---        21,216          9.22
June 30, 2001..................        ---       22,549         1,183          ---        23,732         10.31
September 30, 2001.............        ---        6,498         1,840          ---         8,338          3.62
December 31, 2001..............        ---        2,230           ---          ---         2,230          0.97
March 31, 2002.................        ---          936         1,079          ---         2,015          0.88
June 30, 2002.................         ---          485         1,335           37         1,857          0.81
September 30, 2002.............        ---          207         1,256          631         2,094          0.91
December 31, 2002..............        ---          327         1,102          453         1,882          0.82
2003...........................        ---        3,853            86          596         4,535          1.97
2004                                   ---        3,156           604          ---         3,760          1.63
Thereafter.....................        ---          ---           ---          ---           ---           ---
                                   -------     --------       -------       ------      --------        ------

   Total.......................     $5,494     $185,993       $36,957       $1,717      $230,161        100.00%
                                   =======     ========       =======       ======      ========        ======

   Percent of total............       2.39%       80.81%        16.06%         .74%
                                     =====        =====         =====          ===

     The following table indicates, as of December 31, 1999, the amount of our certificates of deposit and other deposits by time remaining until maturity.

                                                                               Maturity
                                                 -------------------------------------------------------------------
                                                                      Over         Over
                                                      3 Months       3 to 6       6 to 12        Over
                                                       or Less       Months       Months       12 months      Total
                                                 -------------------------------------------------------------------

Certificates of deposit less than $100,000.......      $40,916       $44,565      $36,667       $58,209     $180,357

Certificates of deposit of $100,000 or more......        5,687        10,045        6,887        12,550       35,169

Public funds (1).................................       11,060         2,175          500           900       14,635
                                                       -------       -------      -------       -------     --------

Total certificates of deposit....................      $57,663       $56,785      $44,054       $71,659     $230,161
                                                       =======       =======      =======       =======     ========
---------------

(1)  Deposits from governmental and other public entities.


     BORROWINGs. Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of Indianapolis and securities sold under agreement to repurchase. See Notes 9, 10 and 11 of the Notes to Consolidated Financial Statements contained in our Annual Report to Stockholders, filed as Exhibit 13 to this Form 10-K.

     We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 1999, we had $72.3 million in Federal Home Loan Bank advances outstanding.

     The following table sets forth, for the years indicated, the maximum month-end balance and average balance of Federal Home Loan Bank advances, securities sold under agreement to repurchase and other borrowings.

                                                                   Year Ended December 31,
                                                              -----------------------------------
                                                                1999          1998         1997
                                                               ------        ------       ------
Maximum Balance:
  FHLB advances...........................................      $99,039       $63,754      $70,254
  Securities sold under agreements to repurchase..........          895           ---          875
  Other borrowings........................................        1,799         1,830          ---

Average Balance:
  FHLB advances...........................................      $62,243       $55,232      $61,471
  Securities sold under agreements to repurchase..........          400           ---           73
  Other borrowings........................................        1,784         1,685          ---


     The following table sets forth certain information as to our borrowings at the dates indicated.


                                                             December 31,
                                                 ---------------------------------------
                                                     1999          1998          1997
                                                  ----------     ---------     --------

FHLB advances................................        $72,289       $50,632       $66,255
Securities sold under agreements to
 repurchase..................................            840           ---           ---
Other borrowings.............................          1,768         1,830           ---
                                                     -------       -------       -------

     Total borrowings........................        $74,897       $52,462       $66,255
                                                     =======       =======       =======
Weighted average interest rate of FHLB
 advances....................................          5.69%         5.50%         5.89%

Weighted average interest rate of securities
 sold under agreements to repurchase.........          5.50%          ---%          ---%

Weighted average interest rate of other                 ---%          ---%          ---%
 borrowings..................................


SUBSIDIARY AND OTHER ACTIVITIES

     As a federally chartered savings bank, Mutual Federal is permitted by Office of Thrift Supervision regulations to invest up to 2% of its assets, or $10.9 million at December 31, 1999, in the stock of, or unsecured loans to, service corporation subsidiaries. Mutual Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes.

     At December 31, 1999, Mutual Federal had two active subsidiaries, First M.F.S.B. Corporation and Third M.F.S.B. Corporation. First M.F.S.B. owns stock in Family Financial Life Insurance Company, a life and accident and health insurance company chartered in Indiana. Family Financial Life primarily sells mortgage and credit life insurance, as well as accident and disability insurance. It also issues and services annuity contracts. As of December 31, 1999, Mutual Federal's total investment in this subsidiary was $718,000. For the year ended December 31, 1999, First M.F.S.B. reported net income of $83,000, which consisted of dividends from Family Financial Life.

     Third M.F.S.B., which does business as Mutual Financial Services, offers tax-deferred annuities, long-term health and life insurance products. All securities related products and services made available through Mutual Financial Services are offered by a third party independent broker-dealer. As of December 31, 1999, Mutual Federal's total investment in this subsidiary was $319,000. For the year ended December 31, 1999, Third M.F.S.B. reported net income of $161,000, which consisted of commissions less expenses.

COMPETITION

     We face strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.

     We attract our deposits through our branch office system. Competition for deposits comes principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. We compete for deposits by offering superior service and a variety of account types at competitive rates.

EMPLOYEES

     At December 31, 1999, we had a total of 208 employees, including 58 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

                              HOW WE ARE REGULATED

     Set forth below is a brief description of certain laws and regulations which apply to us. This description, as well as other descriptions of laws and regulations contained in this Form 10- K, is not complete and is qualified in its entirety by reference to the applicable laws and regulations.

     Legislation is introduced from time to time in the United States Congress that may affect our operations. In addition, the regulations by which we are governed may be amended from time to time. Any such legislation or regulatory changes could adversely affect us. We cannot assure you as to whether or in what form any such changes will occur.

GENERAL

     Mutual Federal, as a federally chartered savings institution, is subject to federal regulation and oversight by the Office of Thrift Supervision extending to all aspects of Mutual Federal's operations. Mutual Federal also is subject to regulation and examination by the FDIC, which insures the deposits of Mutual Federal to the maximum extent permitted by law, and to requirements of the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and savings institutions are prohibited from engaging in any activities not permitted by such laws and regulations. This regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

     The Office of Thrift Supervision regularly examines Mutual Federal and prepares reports for the consideration of Mutual Federal's board of directors on any deficiencies that it may find in Mutual Federal's operations. The FDIC also has the authority to examine Mutual Federal in its role as the administrator of the Savings Association Insurance Fund. Mutual Federal's relationship with its depositors and borrowers also is regulated to a great extent by both Federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of Mutual Federal's mortgage requirements. Any change in these laws and regulations, whether by the FDIC, the Office of Thrift Supervision or Congress, could have a material adverse impact on our operations.

MFS FINANCIAL

     Pursuant to regulations of the Office of Thrift Supervision and the terms of MFS Financial's Maryland articles of incorporation, the purpose and powers of MFS Financial are to pursue any or all of the lawful objectives of a thrift holding company and to exercise any of the powers accorded to a thrift holding company.

     If Mutual Federal fails the qualified thrift lender test, MFS Financial must obtain the approval of the Office of Thrift Supervision prior to continuing, directly or through other subsidiaries, any business activity other than those approved for multiple thrift companies or their subsidiaries. In addition, within one year of such failure MFS Financial must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than the activities authorized for a unitary or multiple thrift holding company. See "- Qualified Thrift Lender Test."

MUTUAL FEDERAL

     The Office of Thrift Supervision has extensive authority over the operations of savings institutions. Mutual Federal is required to file periodic reports with the Office of Thrift Supervision and is subject to periodic examinations by the Office of Thrift Supervision and the FDIC. The last regular Office of Thrift Supervision examination of Mutual Federal was as of September 30, 1999. When these examinations are conducted by the Office of Thrift Supervision and the FDIC, the examiners may require Mutual Federal to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the savings institution's total assets, to fund the operations of the Office of Thrift Supervision. Mutual Federal's Office of Thrift Supervision assessment for the year ended December 31, 1999 was $96,000.

     The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies, including Mutual Federal and MFS Financial. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Except under certain circumstances, final enforcement actions by the Office of Thrift Supervision must be publicly disclosed.

     In addition, the investment, lending and branching authority of Mutual Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the Office of Thrift Supervision. Federal savings institutions are also generally authorized to branch nationwide. Mutual Federal is in compliance with the noted restrictions.

     Mutual Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1999, Mutual Federal's lending limit under this restriction was $11.2 million. Mutual Federal is in compliance with the loans-to-one- borrower limitation.

     The Office of Thrift Supervision, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC

     Mutual Federal is a member of the Savings Association Insurance Fund, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Savings Association Insurance Fund or the Bank Insurance Fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate an institution's deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the Savings Association Insurance Fund will be less than the designated reserve ratio of 1.25% of Savings Association Insurance Fund insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC also may impose special assessments on Savings Association Insurance Fund members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     Since January 1, 1997, the premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions has ranged from 0 to 27 basis points. However, Savings Association Insurance Fund insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For Savings Association Insurance Fund insured institutions, this assessment is approximately six basis points for each $100 in domestic deposits, and for Bank Insurance Fund insured institutions this assessment is approximately one basis point for each $100 in domestic deposits. It is expected that the assessment will soon be changed to two basis points for all insured institutions, regardless of fund. The assessment, which may be revised further based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in the year 2017.

REGULATORY CAPITAL REQUIREMENTS

     Federally insured savings institutions, such as Mutual Federal, are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards, including a tangible capital requirement, a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The Office of Thrift Supervision also may impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 1999, Mutual Federal had $1.5 million of intangible assets.

     At December 31, 1999, Mutual Federal had tangible capital of $73.4 million, or 13.6% of adjusted total assets, which is approximately $65.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3.0% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings institution must maintain a core capital ratio of at least 4.0% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3.0% ratio. At December 31, 1999, Mutual Federal had $1.5 million of intangible assets which were subject to these tests.

     At December 31, 1999, Mutual Federal had core capital equal to $73.4 million, or 13.6% of adjusted total assets, which is $57.2 million above the minimum requirement of 3.0% in effect on that date.

     The Office of Thrift Supervision also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The Office of Thrift Supervision is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1999, Mutual Federal had $3.6 million of general loan loss reserves, which was less than 1.25% of risk-weighted assets.

     In determining the amount of risk-weighted assets, all assets, including certain off- balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the Office of Thrift Supervision has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

     As of December 31, 1999, Mutual Federal had total risk-based capital of $77.0 million and risk-weighted assets of $354.5 million; or total capital of 21.7% of risk-weighted assets. This amount was $48.6 million above the 8.0% requirement in effect on that date.

     The Office of Thrift Supervision and the FDIC are authorized and, under certain circumstances, required to take actions against savings institutions that fail to meet their capital requirements. The Office of Thrift Supervision is generally required to restrict the activities of an "undercapitalized institution," which is an institution with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and, until such plan is approved by the Office of Thrift Supervision, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The Office of Thrift Supervision is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions.

     As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

     Any savings institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratio of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered "significantly undercapitalized" must be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution that becomes "critically undercapitalized" because it has a tangible capital ratio of 2.0% or less is subject to further restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the Office of Thrift Supervision must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the Office of Thrift Supervision and the FDIC, including the appointment of a conservator or a receiver.

     The Office of Thrift Supervision is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the Office of Thrift Supervision or the FDIC of any of these measures on Mutual Federal may have a substantial adverse effect on our operations and profitability.

LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS

     Office of Thrift Supervision regulations impose various restrictions on distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

     Generally, savings institutions, such as Mutual Federal, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the Office of Thrift Supervision may have its dividend authority restricted by the Office of Thrift Supervision. Mutual Federal may pay dividends in accordance with this general authority.

     Savings institutions proposing to make any capital distribution need not submit written notice to the Office of Thrift Supervision prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations must obtain Office of Thrift Supervision approval prior to making such distribution. The Office of Thrift Supervision may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

LIQUIDITY

     Each savings institution, including Mutual Federal, is required to maintain an average daily balance of liquid assets equal to a certain percentage of the average daily balance of its liquidity base during the preceding calendar quarter or a percentage of the amount of its liquidity base at the end of the preceding quarter. This liquid asset ratio requirement may vary from time to time between 4% and 10%, depending upon economic conditions and savings flows of all savings institutions. At the present time, the minimum liquid asset ratio is 4%.

     Penalties may be imposed upon institutions for violations of the liquid asset ratio requirement. At December 31, 1999, Mutual Federal was in compliance with the requirement, with an overall liquid asset ratio of 9.3%.

QUALIFIED THRIFT LENDER TEST

     All savings institutions, including Mutual Federal, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in the assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1999, Mutual Federal met the test and has always met the test since its effectiveness.

     Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank charter, unless it requalifies as a qualified thrift lender and thereafter remains a qualified thrift lender. If an institution does not requalify and converts to a national bank charter, it must remain Savings Association Insurance Fund-insured until the FDIC permits it to transfer to the Bank Insurance Fund. If such an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new Federal Home Loan Bank borrowings and is subject to national bank limits for payment of dividends. If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding Federal Home Loan Bank borrowings, which may result in prepayment penalties. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

COMMUNITY REINVESTMENT ACT

     Under the Community Reinvestment Act, every FDIC-insured institution is obligated, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of Mutual Federal, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch. An unsatisfactory rating may be used as the basis for the denial of an application. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, Mutual Federal may be required to devote additional funds for investment and lending in its local community. Mutual Federal was examined for Community Reinvestment Act compliance in May 1997, and received a rating of satisfactory.

TRANSACTIONS WITH AFFILIATES

     Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution's capital. Affiliates of Mutual Federal include MFS Financial and any company which is under common control with Mutual Federal. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Office of Thrift Supervision has the discretion to treat subsidiaries of savings institutions as affiliates on a case by case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the Office of Thrift Supervision. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must generally be made on terms substantially the same as loans to unaffiliated individuals.

FEDERAL SECURITIES LAW

     The common stock of MFS Financial is registered with the SEC under the Securities Exchange Act of 1934. MFS Financial is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

     MFS Financial stock held by persons who are affiliates of MFS Financial may not be resold without registration under the Securities Act of 1933 unless sold in accordance with certain resale restrictions. Affiliates are generally considered to be officers, directors and principal stockholders. If MFS Financial meets specified current public information requirements, each affiliate of MFS Financial is permitted to sell in the public market, without registration, a limited number of shares in any three-month period.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 1999, Mutual Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision.

     Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

FEDERAL HOME LOAN BANK SYSTEM

     Mutual Federal is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans or advances to members in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by collateral deemed sufficient by the Federal Home Loan Bank. In addition, all long-term advances must be used for residential home financing.

     As a member, Mutual Federal is required to purchase and hold stock in the Federal Home Loan Bank of Indianapolis. At December 31, 1999, Mutual Federal had $5.3 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, Mutual Federal has received substantial dividends on its Federal Home Loan Bank stock. Over the past five fiscal years, these dividends have averaged 7.97% and were 8.10% for 1999.

     Under federal law, the Federal Home Loan Banks must provide funds for the resolution of troubled savings institutions and contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. These contributions also could affect adversely the future value of Federal Home Loan Bank stock. A reduction in value of Mutual Federal's Federal Home Loan Bank stock may result in a corresponding reduction in Mutual Federal's capital.

     For the year ended December 31, 1999, dividends paid to Mutual Federal by the Federal Home Loan Bank of Indianapolis totaled $318,000, as compared to $289,000 for the year ended December 31, 1998.

FEDERAL TAXATION

     GENERAL. We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to us. Mutual Federal's federal income tax returns have been closed without audit by the IRS through its year ended December 31, 1995.

     We expect that MFS Financial and Mutual Federal will file a consolidated federal income tax return commencing with the year 2000, the first taxable year after completion of the conversion.

     BAD DEBT RESERVES. Prior to the Small Business Job Protection Act, Mutual Federal was permitted to establish a reserve for bad debts under the percentage of taxable income method and to make annual additions to the reserve utilizing that method. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act, savings associations of Mutual Federal's size may now use the experience method in computing bad debt deductions beginning with their 1996 federal tax return. In addition, federal legislation requires Mutual Federal to recapture, over a six year period, the excess of tax bad debt reserves at December 31, 1997 over those established as of the base year reserve balance as of December 31, 1987. As of December 31, 1999 the amount of Mutual Federal's reserves subject to recapture were approximately $358,000.

     TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the Small Business Job Protection Act, bad debt reserves created prior to the year ended failed December 31, 1997 were subject to recapture into taxable income if Mutual Federal failed to meet certain thrift asset and definitional tests. Recent federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should Mutual Federal make certain non-dividend distributions or cease to maintain a thrift/bank charter.

     MINIMUM TAX. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Mutual Federal has not been subject to the alternative minimum tax, and does not have any such amounts available as credits for carryover.

     NET OPERATING LOSS CARRYOVERS. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. For losses incurred in the taxable years prior to August 6, 1997, the carryback period was three years and the carryforward period was 15 years. At December 31, 1999, we had no net operating loss carryforwards for federal income tax purposes.

     CORPORATE DIVIDENDS-RECEIVED DEDUCTION. MFS Financial may eliminate from its income dividends received from Mutual Federal as a wholly owned subsidiary of MFS Financial if it elects to file a consolidated return with Mutual Federal. The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

STATE TAXATION

     Mutual Federal is subject to Indiana's financial institutions tax, which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of the financial institutions tax, begins with taxable income as defined by Section 63 of the Internal Revenue Code and incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications.

     Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     The business experience for at least the past five years for each of our executive officers who do not serve as directors is set forth below.

     STEVEN R. CAMPBELL. Age 56 years. Mr. Campbell is Senior Vice President of Mutual Federal's Retail Banking Division, a position he has held since 1991. He has been employed by Mutual Federal since 1984.

     DAVID W. HEETER. Age 38 years. Mr. Heeter is Mutual Federal's Vice President of Human Resources, Marketing and Administration. He has served in these positions since 1993, and started with Mutual Federal in 1986.

     TIMOTHY J. MCARDLE. Age 49 years. Mr. McArdle, a certified public accountant, has served as Senior Vice President of Mutual Federal since 1995, and Treasurer and Controller of Mutual Federal since 1986. He also serves as Senior Vice President, Treasurer and Controller of MFS Financial. He has been employed by Mutual Federal since 1981.

     STEPHEN C. SELBY. Age 54 years. Since 1995, Mr. Selby has served as Senior Vice President of the Operations Division at Mutual Federal. Prior to 1995, he served as Vice President of the Operations Division for nine years. Mr. Selby has served in various other capacities at Mutual Federal since 1964.

ITEM 2. DESCRIPTION OF PROPERTY

     At December 31, 1999, we had 13 full service offices. We own the office building in which our home office and executive offices are located. At December 31, 1999, we owned all but one of our other branch offices. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $6.7 million at December 31, 1999.

     We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.

     We utilize a third party service provider to maintain our database of depositor and borrower customer information. At December 31, 1999, the net book value of the data processing and computer equipment utilized by us was $1.1 million.

ITEM 3. LEGAL PROCEEDINGS

     From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On December 29, 1999, the Company's common stock began trading on the Nasdaq National Market under the symbol "MFSF." The Company's Board of Directors intends to declare the payment of cash dividends, dependent on the Company's financial condition and results of operations, tax considerations, economic conditions, statutory and regulatory limitations and other factors. The Company's ability to pay dividends depends, in large part, upon its receipt of dividends from Mutual Federal. Restrictions on Mutual Federal's payment of dividends to the Company are described in Note 16 of the Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders for the year ended December 31, 1999, portions of which are included as Exhibit 13 to this Form 10-K.

     As of March 29, 2000, the Company had approximately 1,473 stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA

     The information under the heading "Selected Financial and Other Data" in the Company's Annual Report to Stockholders for the year ended December 31, 1999, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 1999, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management and Market Risk" in the Company's Annual Report to Stockholders for the year ended December 31, 1999, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the year ended December 31, 1999, portions of which are included as Exhibit 13 to this Form 10-K, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No disclosure under this item is required.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Information concerning the Company's directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in 2000, which has been filed with the SEC.

EXECUTIVE OFFICERS

     Information concerning the executive officers of the Company who are not directors is incorporated herein by reference from Part I of this Form 10-K under the caption "Executive Officers of the Registrant Who Are Not Directors."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Information concerning compliance with Section 16(a) reporting requirements by the Company's directors and executive officers is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in 2000, which has been filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in 2000, which has been filed with the SEC. The compensation committee report included in the proxy statement pursuant to Item 402(k) of Regulation S-K is specifically not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in 2000, which has been filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in 2000, which has been filed with the SEC.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The following are contained in the portions of the Company's Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K and are incorporated by reference into Item 8 of this Form 10-K:

         Independent Auditor's Report
         Consolidated Balance Sheet at December 31, 1999 and 1998
         Consolidated Statement of Income for the Years Ended December 31,
          1999, 1998 and 1997
         Consolidated Statement of Stockholders' Equity for the
          Years Ended December 31, 1999, 1998 and 1997
         Consolidated Statement of Cash Flows for the Years Ended
          December 31, 1999, 1998 and 1997
         Notes to Consolidated Financial Statements

     (a)(2) Financial Statement Schedules:

     All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

     (a)(3) Exhibits:


                                                                              Reference to
                                                                             Prior Filing or
   Regulation S-K                                                            Exhibit Number
   Exhibit Number                          Document                          Attached Hereto
------------------- ------------------------------------------------------   ---------------

        2           Plan of acquisition, reorganization, arrangement,             None
                    liquidation or succession
        3(i)        Articles of Incorporation                                       *
        3(ii)       By-Laws                                                         *
         4          Instruments defining the rights of security holders,
                    including indentures:
                        Form of MFS Financial, Inc. Common Stock                    *
                         Certificate
         9          Voting Trust Agreement                                        None
         10         Material contracts:
                        Employment Agreement with R. Donn Roberts                 10.1
                        Employment Agreement with Timothy J. McArdle              10.2
                        Form of Supplemental Retirement Plan Income               10.3
                         Agreements and related documents for R. Donn
                         Roberts, Steven Campbell, David W. Heeter,
                         Timothy J. McArdle and Stephen C. Selby
                        Form of Agreements and related documents for              10.4
                         Executive Deferred Compensation Plan for
                         R. Donn Roberts, Steven Campbell, David W.
                         Heeter, Timothy J. McArdle and Stephen C. Selby
         11         Statement re computation of per share earnings                None
         12         Statements re computation of ratios                           None
         13         Portions of Annual Report to Security Holders                  13
         16         Letter re change in certifying accountant                     None
         18         Letter re change in accounting principles                     None
         21         Subsidiaries of the registrant                                 21
         22         Published report regarding matters submitted to vote          None
                     of security holders
         23         Consents of Experts and Counsel                           Not Required
         24         Power of Attorney                                             None
         27         Financial Data Schedule                                        27
         99         Additional Exhibits                                           None

--------------------

* Filed as an exhibit to the Company's Form S-1 registration statement filed on September 16, 1999 (File No. 333-87239) pursuant to Section 5 of the Securities Act of 1933. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.


     (b)  Reports on Form 8-K

     During the quarter ended December 31, 1999, no Current Reports on Form 8-K were filed by the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MFS FINANCIAL, INC.



                 By:    /s/ R. Donn Roberts
                        ------------------------------------
                        R. Donn Roberts, President,
                        Chief Executive Officer and Director
                        (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ R. Donn Roberts                                   /s/ Wilbur R. Davis
-------------------------------------------           --------------------------------------------
R. Donn Roberts, President, Chief Executive           Wilbur R. Davis, Chairman of the Board
Officer and Director (Principal Executive
 Officer)

Date: March 29, 2000                                  Date: March 29, 2000

/s/ Linn A. Crull                                     /s/ Edward J. Dobrow
--------------------------------------------          --------------------------------------------
Linn A. Crull, Director

Date: March 29, 2000                                  Date: March 29, 2000


/s/ William V. Hughes                                 /s/ James D. Rosema
--------------------------------------------          --------------------------------------------
William V. Hughes, Director                           James D. Rosema, Director


Date: March 29, 2000                                  Date: March 29, 2000


/s/ Julie A. Skinner                                  /s/ Timothy J. McArdle
--------------------------------------------          ---------------------------------------------
Julie A. Skinner, Director                            Timothy J. McArdle, Senior Vice President,
                                                       Treasurer and Controller (Principal Financial
                                                       and Accounting Officer)


Date: March 29, 2000                                  Date: March 29, 2000



                               INDEX TO EXHIBITS



 Number                                       Description
-------                    ---------------------------------------------------

10.1                       Employment Agreement with R. Donn Roberts

10.2                       Employment Agreement with Timothy J. McArdle

10.3                       Form   of   Supplemental   Retirement   Plan   Income
                           Agreements and related documents

10.4                       Form  of   Agreements   and  related   documents  for
                           Executive Deferred Compensation Plan

13                         Portions of Annual Report to Security Holders

21                         Subsidiaries of the Registrant

27                         Financial Data Schedule