Form 10-Q
period 2000-03-31
MFS FINANCIAL INC
filed 2000-05-15
CIK 1094810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________________ to ______________________

                        Commission File Number 000-27905


                               MFS FINANCIAL, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Maryland                                                35-2085640
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

110 East Charles Street, Muncie, Indiana                          47305
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (765) 747-2800
                                                     --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of March 31, 2000 was 5,819,611.



                                    FORM 10-Q
                               MFS Financial, Inc.
                                      INDEX



                                                                                              Page
PART I -- FINANCIAL INFORMATION                                                              Number
Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets at
          March 31, 2000 and December 31, 1999                                                  3
         Consolidated Condensed Statement of Income for the three months
          ended March 31, 2000 and March 31, 1999                                               4
         Consolidated Condensed Statement of Stockholders' Equity
          for the three months ended March 31, 2000                                             5
         Consolidated Condensed Statement of Cash Flows for the three months
          ended March 31, 2000 and March 31, 1999                                               6
         Notes to Unaudited Consolidated Condensed Financial Statements                         7
Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                             8
Item 3.  Quantitative and Qualitative Disclosures about Market Risk                            11

PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings                                                                     12
Item 2.  Changes in Securities and Use of Proceeds                                             12
Item 3.  Defaults Upon Senior Securities                                                       12
Item 4.  Submission of Matters to a Vote of Security Holders                                   12
Item 5.  Other Information                                                                     12
Item 6.  Exhibits and Reports on Form 8-K                                                      12

Signature Page                                                                                 13


                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                       MFS FINANCIAL, INC. AND SUBSIDIARY
                      Consolidated Condensed Balance Sheet
                                    (Unaudited)

                                                                       March 31,        December 31,
                                                                         2000              1999
                                                                       -----------      -----------
Assets
   Cash                                                               $ 13,247,907      $19,217,186
   Interest-bearing deposits                                               277,310          765,945
                                                                      -----------------------------
      Cash and cash equivalents                                         13,525,217       19,983,131
   Trading assets, at fair value                                                         1,234,884
   Investment securities:
      Available for sale                                                32,098,803       29,598,800
      Held to maturity                                                  12,190,386       12,449,013
                                                                      -----------------------------
                Total investment securities                             44,289,189       42,047,813
   Loans                                                               454,080,224      446,438,992
      Allowance for loan losses                                         (3,780,178)      (3,652,073)
                                                                      -----------------------------
   Net loans                                                           450,300,046      442,786,919
   Premises and equipment                                                7,716,106        7,800,460
   Federal Home Loan Bank of Indianapolis stock, at cost                 5,338,500        5,338,500
   Investment in limited partnerships                                    5,257,686        5,274,840
   Cash surrender value of life insurance                               10,926,957       10,806,957
   Foreclosed real estate                                                1,697,039          728,737
   Interest receivable:
       Loans                                                             2,237,822        2,134,656
       Mortgage-backed securities                                           53,401           58,687
       Investment securities and interest-bearing deposits                 372,314          459,616
   Core deposit intangibles and goodwill                                 1,408,043        1,466,928
   Deferred income tax benefit                                           2,710,521        2,670,886
   Other assets                                                          1,562,617        1,730,426
                                                                      -----------------------------
                Total assets                                          $547,395,458     $544,523,440
                                                                      =============================
Liabilities
   Deposits
         Non-interest-bearing                                         $ 18,866,928     $ 14,360,929
         Interest bearing                                              360,011,929      350,243,469
                                                                      -----------------------------
              Total deposits                                           378,878,857      364,604,398
   Federal Home Loan Bank Advances                                      59,789,384       72,289,384
   Other Borrowings                                                      1,768,354        2,608,354
   Advances by borrowers for taxes and insurance                         2,170,313        1,289,179
   Interest payable                                                      1,978,586        2,153,475
   Other Liabilities                                                     4,998,116        4,866,330
                                                                      -----------------------------
             Total liabilities                                         449,583,610      447,811,120
                                                                      -----------------------------
Stockholders' Equity
   Preferred stock, $.01 par value
        Authorized and unissued --- 20,000,000 shares

   Common stock, $.01 par value
        Authorized --- 20,000,000 shares
        Issued and outstanding --- 5,819,611                                58,196           58,196
   Additional paid-in capital                                           56,732,407       56,740,190
   Retained earnings                                                    45,747,930       44,647,767
   Accumulated other comprehensive loss                                   (356,399)        (284,047)
   Unearned employee stock ownership plan (ESOP) shares                 (4,370,286)      (4,449,786)
                                                                      -----------------------------
              Total stockholders' equity                                97,811,848       96,712,320
                                                                      -----------------------------
              Total liabilities and stockholders' equity              $547,395,458     $544,523,440
                                                                      =============================

See notes to consolidated condensed financial statements.


                      MFS FINANCIAL, INC. AND SUBSIDIARY
                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                                  Three Months Ended
                                                                        March 31
                                                              ----------------------------
                                                                 2000              1999
                                                              ----------        ----------
Interest Income
---------------
     Loans receivable, including fees                         $8,705,620        $7,835,284
     Trading account securities                                    8,192             6,706
     Investment securities
        Mortgage-backed securities available for sale            238,139            96,182
        Federal Home Loan Bank stock                             106,186            71,258
        Other investments held to maturity                       284,014           139,708
        Other investments available for sale                     181,805           108,872
     Deposits with financial institutions                         13,471            85,936
                                                              ----------------------------
          Total interest income                                9,537,427         8,343,946
                                                              ----------------------------

Interest Expense
----------------
     Passbook savings                                            200,036           211,132
     Certificates of deposit                                   3,279,727         3,339,597
     Daily money market accounts                                 320,687           213,475
     Demand and NOW acounts                                      121,268           161,759
     Federal Home Loan Bank advances                             809,974           665,038
     Other interest expense                                        5,497             6,100
                                                              ----------------------------
          Total interest expense                               4,737,189         4,597,101
                                                              ----------------------------

     Net Interest Income                                       4,800,238         3,746,845
     Provision for loan losses                                   171,250           190,000
                                                              ----------------------------
          Net Interest Income After Provision
           for Loan Losses                                     4,628,988         3,556,845
                                                              ----------------------------

Other Income
------------
     Service fee income                                          476,597           363,177
     Net trading account profit (loss)                            25,116           (12,109)
     Equity in losses of limited partneships                      (2,547)           (2,548)
     Commissions                                                 127,981            82,834
     Increase in cash surrender value of life insurance          120,000           105,000
     Other income                                                 86,734            89,619
                                                              ----------------------------
          Total other income                                     833,881           625,973
                                                              ----------------------------
Other Expenses
--------------
     Salaries and employee benefits                            1,848,205         1,569,059
     Net occupancy expenses                                      179,173           166,790
     Equipment expenses                                          194,699           152,073
     Data processing fees                                        128,284           131,013
     Deposit insurance expense                                    19,998            55,000
     Advertising and promotion                                   111,255            94,627
     Other expenses                                              697,719           557,992
                                                              ----------------------------
          Total other expenses                                 3,179,333         2,726,554
                                                              ----------------------------

     Income Before Income Tax                                  2,283,536         1,456,264
       Income tax expense                                        776,000           480,500
                                                              ----------------------------
     Net Income                                               $1,507,536        $  975,764
                                                              ============================
     Basic earnings per share                                      $0.28

     Diluted earnings per share                                    $0.28

     Dividends per share                                           $0.07


See notes to consolidated condensed financial statements.


                                                   MFS FINANCIAL, INC. AND SUBSIDIARY
                                        Consolidated Condensed Statement of Stockholders' Equity
                                                For the Three Months Ended March 31, 2000
                                                               (Unaudited)


                                                 Common Stock                                                          Accumulated
                                           ----------------------  Additional                                            Other
                                              Shares                paid-in        Comprehensive      Retained        Comprehensive
                                            Outstanding   Amount    capital            Income         Earnings           Loss
                                            -----------   ------   ----------      -------------      --------        -------------
Balances January 1, 2000                    5,819,611     $58,196  $56,740,190                       $44,647,767      $(284,047)

Comprehensive income

     Net income for the period                                                     $1,507,536          1,507,536

     Other comprehensive loss, net of tax

        Unrealized losses on securities                                               (72,352)                          (72,352)
                                                                                   ----------
Comprehensive income                                                               $1,435,184
                                                                                   ==========
ESOP shares earned                                                      (7,783)

Cash dividends ($.07 per share)                                                                         (407,373)
                                            ----------------------------------------------------------------------------------------
Balances, March 31, 2000                    5,819,611     $58,196  $56,732,407                       $45,747,930      $(356,399)
                                            ========================================================================================


                                                   Unearned
                                                    ESOP
                                                   shares            Total
                                                ------------      -----------

Balances January 1, 2000                        $(4,449,786)      $96,712,320

Comprehensive income

     Net income for the period                                      1,507,536

     Other comprehensive loss, net of tax

        Unrealized losses on securities                               (72,352)

Comprehensive income

ESOP shares earned                                   79,500            71,717

Cash dividends ($.07 per share)                                      (407,373)
                                            ----------------------------------
Balances, March 31, 2000                        $(4,370,286)       $97,811,848
                                            ==================================

See notes to consolidated condensed financial statements.

                       MFS FINANCIAL, INC. AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                ----------------------------------
                                                                                     2000                  1999
                                                                                ----------             -----------
Operating Activities
--------------------
     Net income                                                                  $1,507,536             $   975,764
     Adjustments to reconcile net income to net cash provided
      by operating activities:
          Provision for loan losses                                                 171,250                 190,000
          Net loss on sale of real estate owned                                      22,819                  20,939
          Securities amortization, net                                               (9,344)
          ESOP shares earned                                                         71,717                  (2,093)
          Equity in losses of limited partnerships                                    2,547                   2,548
          Amortization of net loan origination costs                                372,804                 181,044
          Amortization of core deposit intangibles and goodwill                      58,885                  58,884
          Depreciation and amortization                                             186,865                 166,571
          Deferred income tax                                                                                 7,680
          Change in
               Trading account securities                                         1,234,884              (1,437,671)
               Interest receivable                                                  (10,578)                (61,976)
               Other assets                                                         167,810                 690,569
               Interest payable                                                    (174,889)               (207,902)
               Other liabilities                                                    131,786                 (60,722)
               Increase in cash surrender value of life insurance                  (120,000)               (105,000)
                                                                                -----------------------------------
                        Net cash provided by operating activities                 3,614,092                 418,635
                                                                                -----------------------------------
Investing Activities
--------------------
     Purchases of securities available for sale                                  (3,142,910)             (2,346,982)
     Proceeds from maturities and paydowns of securities available for sale         544,096                 458,700
     Proceeds from sales of securities available for sale                                                 1,502,885
     Purchases of securities held to maturity                                                            (4,993,284)
     Proceeds from maturities and paydowns of securities held to maturity           254,796               4,095,642
     Net change in loans                                                         (9,294,573)             (6,131,837)
     Purchases of premises and equipment                                           (102,510)               (118,247)
     Proceeds from real estate owned sales                                          280,393                  62,049
     Distribution from limited partnership                                           14,607                   3,111
     Other investing activities                                                     (34,125)                 (1,902)
                                                                                -----------------------------------
                        Net cash used by investing activities                   (11,480,226)             (7,469,865)
                                                                                -----------------------------------

Financing Activities
--------------------
     Net change in:
          Noninterest-bearing, interest bearing demand and savings deposits       2,616,842              (3,596,225)
          Certificates of deposits                                               11,657,617              10,663,522
          Short-term borrowings                                                    (840,000)
     Repayment of note payable                                                                              (30,679)
     Proceeds from FHLB advances                                                 58,500,000              16,000,000
     Repayment of FHLB advances                                                 (71,000,000)            (17,000,000)
     Net change in advances by borrowers for taxes and insurance                    881,134                 801,263
     Dividends paid                                                                (407,373)
                                                                                -----------------------------------
                        Net cash provided by financing activities                 1,408,220               6,837,881
                                                                                -----------------------------------

Net Change in Cash and Cash Equivalents                                          (6,457,914)               (213,349)

Cash and Cash Equivalents, Beginning of Period                                   19,983,131              12,938,102
                                                                                -----------------------------------

Cash and Cash Equivalents, End of Period                                        $13,525,217             $12,724,753
                                                                                ===================================
     Additional Cash Flows Information
     Interest paid                                                              $ 4,917,050             $ 4,805,003
     Income tax paid                                                                256,000                 147,300
     Transfers from loans to foreclosed real estate                               1,237,392                 149,996



See notes to consolidated condensed financial statements.

                      MFS FINANCIAL, INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                                   STATEMENTS

NOTE 1:  Basis of Presentation
The consolidated financial statements include the accounts of MFS Financial, Inc. (the "Company"), its wholly owned subsidiary, Mutual Federal Savings Bank, a federally chartered savings bank ("Mutual Federal"), and Mutual Federal's two wholly owned subsidiaries, First MFSB Corporation and Third MFSB Corporation. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 1999 Annual Report to Shareholders. All significant inter-company accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 2000, and for the three months ended, March 31, 2000 and 1999 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

NOTE 2:  Earnings Per Share
Earnings per share have been computed based upon the weighted average common and common equivalent shares outstanding during the period subsequent to Mutual Federal's conversion to a stock savings bank on December 29, 1999. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding. For the three months ended March 31, 2000, weighted average shares outstanding for basic and diluted earnings per share were 5,368,312.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

MFS Financial, Inc., a Maryland Corporation (the "Company"), was organized in September, 1999. On December 29, 1999, it acquired the common stock of Mutual Federal Savings Bank ("Mutual Federal") upon the conversion of Mutual Federal from a federal mutual savings bank to a federal stock savings bank.

Mutual Federal was originally organized in 1889 and currently conducts its business from thirteen full service offices located in Delaware, Randolph, and Kosciusko Counties, Indiana, with its main office located in Muncie. Mutual
Federal's principal business consists of attracting deposits from the general public and originating fixed rate and adjustable rate loans secured primarily by first mortgage liens on one-to- four family residential real estate. Mutual Federal's deposit accounts are insured up to applicable limits by the SAIF of the FDIC.

Mutual Federal offers a number of financial services, including: (1) one-to-four family residential real estate loans; (2) commercial real estate loans; (3) real estate construction loans; (4) land loans; (5) multi-family residential loans;
(6) consumer loans, including home equity loans, automobile loans, recreational vehicle and boat loans; (7) commercial loans; (8) money market demand accounts ("MMDA's"); (9) savings accounts; (10) checking accounts; (11) NOW accounts; and
(12) certificates of deposit.

Mutual Federal currently owns two subsidiaries, First MFSB Corporation and Third MFSB Corporation. The assets of First MFSB Corporation consist of an investment in Family Financial Life Insurance Company. Family Financial is an Indiana stock insurance company that primarily engages in retail sales of mortgage and credit life insurance products in connection with loans originated by its shareholder financial institutions. Third MFSB, which does business as Mutual Financial Services, offers tax-deferred annuities, long-term health and life insurance products. All securities related products and services made available through Mutual Financial Services are offered by a third party independent broker-dealer.

The Company's results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on interest earning assets, such as loans and investments, and costs incurred with respect to interest bearing liabilities, primarily deposits and borrowings. Results of operations also depend upon the level of the Company's non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses.

FORWARD LOOKING STATEMENT

This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements which constitute forward looking statement within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined in the notes to the consolidated condensed financial statements), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors tht could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes.

FINANCIAL CONDITION

Assets totaled $547.4 million at March 31, 2000, an increase from December 31, 1999 of $2.9 million for an annualized growth rate of 2.1%. This growth occurred in net loans, up $7.5 million from year-end 1999 primarily due to a $6.3 million increase in consumer loans. Loan growth was funded by growth of deposits and a reduction of cash and cash equivalents.

Deposits totaled $378.9 million at March 31, 2000 an increase of $14.3 million or an annualized rate of 15.7% from December 31, 1999. Increases in short-term savings and transaction type accounts account for $8.6 million of this growth. Total borrowings decreased $13.3 million to $61.6 million, as a result of the utilization of a portion of the proceeds from the stock sale and a reduction of cash which had been held for Y2K purposes.

Stockholders' equity increased $1.1 million from $96.7 million at December 31, 1999 to $97.8 million at March 31, 2000. The increase was due to net income for the quarter ended March 31, 2000 of $1.5 million and Employee Stock Ownership Plan (ESOP) shares earned of $72,000. A cash dividend declared of $407,000 and an increase in the unrealized loss on available for sale securities of $72,000 partially offset these increases.

Comparison of the operating results for the three months ended March 31, 2000 and 1999.

Net income was $1.5 million or 28 cents for both basic and diluted earnings per share for the quarter ended March 31, 2000. This compared to net income for the comparable period in 1999 of $976,000. The increase in earnings was primarily due to an increase in net interest income partially offset by increases in non-interest expenses and income tax expense. The annualized return on average assets was 1.2% and .83% for the three months ended March 31, 2000, and 1999, respectively.

Interest income increased $1.2 million or 14.3% from $8.3 million for the three months ended March 31, 1999 to $9.5 million for the same period in 2000. Interest expense increased $140,000 or 3.0% from $4.6 million for the three months ended March, 1999, to $4.7 million for the same period in 2000. As a result, net interest income for the three months ended March 31, 2000 increased $1.1 million or 28.1% compared to the same period in 1999. The increase in net interest income was due primarily to increases in the volume of average loans receivable and the average investment securities available for sale. The increase in average loans outstanding was due to increased loan demand. The increase in investment securities available for sale was primarily attributable to proceeds received in conjunction with the Company's stock issuance. Net proceeds of the Company's stock issuance after cost and excluding the shares issued for the ESOP were $49.9 million.

The Company's provision for loan losses for the three-month ended March 31, 2000 was $171,000 compared to $190,000 for the same period in 1999. Mutual Federal reviews all loans on an individual basis when the loan reaches 90 days past due, at which point they are put on non-accrual status. At March 31, 2000 and December 31, 1999, respectively, non-accrual loans were $357,000 and $753,000. The allowance for loan losses was $3.8 million or .83% of net loans and $3.7 million or approximately .82% of net loans at March 31, 2000 and December 31, 1999, respectively.

Non-interest income increased $208,000, or 33.2% for the three months ended March 31, 2000 compared to the same period in 1999 primarily due to transaction account growth resulting in an increase in service fee income and commissions of $158,000 and a gain of $25,000 on net trading account activity compared to a loss of $12,000 for the three month period ended March 31, 1999.

Non-interest expense increased $452,000 or 16.6% for the three months ended March 31, 2000 compared to the same period in 1999. Salaries and employee benefits were $1.9 million for the three months ended March 31, 2000 compared to $1.6 million for the 1999 period, an increase of $280,000 or 17.8%. This increase resulted primarily from $72,000 of compensation expense related to the ESOP, and the additions to staffing for a new in-store branch opened in 1999. In addition, both the commercial and consumer lending staffs were expanded.

Other expenses also increased $210,000 for the three months ended March 31, 2000 compared to the same period in 1999. The increase in other expenses resulted from nominal increase in a variety of expense categories. These increases were partially offset by a $35,000 decrease in deposit insurance expense from the three months ended March 31, 2000 compared to the same period of 1999, due to rate reduction.

Income tax expense increased $296,000 for the three months ended March 31, 2000 compared to the same period in 1999. The increase was a result of increased taxable income for the period.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within the one-year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of March 31, 2000 Mutual Federal had liquid assets of $41.4 million and a liquidity ratio of 8.9%.

ITEM 3 - Quantitative and Quantitative Disclosures about Market Risk

Presented below as of March 31, 2000 and 1999 is an analysis performed by the OTS of Mutual Federal's interest risk as measured by changes in Mutual Federal's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.


                                 March 31, 2000

                               Net Portfolio Value                    NPV as % of PV of Assets
Changes           -------------------------------------------         ------------------------
In Rates          $ Amount         $ Change          % Change         NPV Ratio         Change
--------          --------         --------          --------         ---------         ------

+300 bp           43,810           -30,071           -41%             8.81%             -496 bp
+200 bp           54,045           -19,837           -27%             10.59%            -319 bp
+100 bp           64,236           -9,646            -13%             12.27%            -151 bp
0 bp              73,882                                              13.77%
-100 bp           81,808           7,926             11%              14.94%            +116 bp
-200 bp           86,534           12,652            17%              15.57%            +179 bp
-300 bp           90,081           16,200            22%              16.00%            +222 bp



                                 March 31, 1999

                               Net Portfolio Value                    NPV as % of PV of Assets
Changes           -------------------------------------------         ------------------------
In Rates          $ Amount         $ Change          % Change         NPV Ratio         Change
--------          --------         --------          --------         ---------         ------

+300 bp           22,806           -20,653           -48%             5.12%             -402 bp
+200 bp           30,679           -12,780           -29%             6.72%             -241 bp
+100 bp           37,854           -5,605            -13%             8.11%             -103 bp
0 bp              43,459                                              9.14%
-100 bp           47,369           3,910             9%               9.81%             +67 bp
-200 bp           50,099           6,641             15%              10.24%            +110 bp
-300 bp           53,950           10,491            24%              10.85%            +171 bp


The analysis at March 31, 2000 indicates that there have been no material changes in market interest rates for Mutual Federal's interest rate sensitivity instruments which would cause a material change in the market risk exposures which effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company's annual report on Form 10-K for the period ended December 31, 1999.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of matters to Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on form 8-K.

     (a)  Exhibits 27. Financial Data Schedule

     (b) No reports on form 8-K were filed during the quarter ended March 31, 1999.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MFS Financial, Inc.

Date:  May 12, 2000                       By:  /s/  R. Donn Roberts
                                          -----------------------------------
                                          R. Donn Roberts
                                          President and Chief Executive
                                           Officer


Date:  May 12, 2000                       By:  /s/  Timothy J. McArdle
                                          -----------------------------------
                                          Timothy J. McArdle
                                          Senior Vice President and Treasurer