Form 10-Q
period 2000-06-30
MUTUALFIRST FINANCIAL INC
filed 2000-08-14
CIK 1094810

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                                   (Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM - TO

                        Commission File Number: 000-27905

                           MutualFirst Financial, Inc.
--------------------------------------------------------------------------------
               (Exact Name of registrant specified in its charter)

          Maryland                                        35-2085640
-------------------------------                     ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)

110 East Charles Street, Muncie, Indiana                          47305
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                  (765) 747-2800
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of JUNE 30, 2000 was 5,819,611.



                                   FORM 10 - Q
                           MutualFirst Financial, Inc.

                                      INDEX
                                                                                  Page
PART I - FINANCIAL INFORMATION                                                   Number
Item 1.           Financial Statements
                  Consolidated Condensed Balance Sheets at
                   June 30,  2000 and  December  31,  1999  Consolidated            3
                  Condensed Statement of Income for the three and six
                   months ended June 30, 2000 and June 30, 1999                     4
                  Consolidated Condensed Statement of Stockholders' Equity
                   for the six months ended June 30, 2000                           5
                  Consolidated  Condensed  Statement  of Cash  Flows for the six
                   months ended June 30, 2000 and June 30, 1999                     6
                  Notes to Unaudited Consolidated Condensed Financial Statements    7

Item 2.           Management's Discussion and Analysis of Financial Condition       8
                   and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk        12

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                 13

Item 2.           Changes in Securities and Use of Proceeds                         13

Item 3.           Defaults Upon Senior Securities                                   13

Item 4.           Submission of Matters to a Vote of Security Holders               13

Item 5.           Other Information                                                 13

Item 6.           Exhibits and Reports on Form 8-K                                  14

Signature Page                                                                      15


PART 1     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

                                    MUTUALFIRST FINACIAL, INC. AND SUBSIDIARY
                                    Consolidated Condensed Balance Sheet
                                    (Unaudited)



                                                                 June 30,          December 31,
                                                                   2000               1999
                                                               ------------      ------------
Assets
    Cash                                                        $16,485,222       $19,217,186
    Interest-bearing deposits                                     1,102,396           765,945
                                                               ------------      ------------
                     Cash and cash equivalents                   17,587,618        19,983,131
   Trading assets, at fair value                                                    1,234,884
    Investment securities:
         Available for sale                                      31,818,789        29,598,800
         Held to maturity (fair value of $11,208,000
          and $12,106,000)                                       11,683,979        12,449,013
                                                               ------------      ------------
                   Total investment securities                   43,502,768        42,047,813
    Loans                                                       467,989,840       446,438,992
         Allowance for loan losses                               (3,342,342)       (3,652,073)
                                                               ------------      ------------
   Net loans                                                    464,647,498       442,786,919
   Premises and equipment                                         7,819,134         7,800,460
   Federal Home Loan Bank of Indianapolis stock, at cost          5,338,500         5,338,500
   Investment in limited partnerships                             5,135,738         5,274,840
   Cash surrender value of life insurance                        11,088,611        10,806,957
   Foreclosed real estate                                         1,419,644           728,737
   Interest receivable:
        Loans                                                     2,336,944         2,134,656
       Mortgage-backed securities                                    54,508            58,687
       Investment securities and interest-bearing deposits          473,639           459,616
   Core deposit intangibles and goodwill                          1,359,112         1,466,928
   Deferred income tax benefit                                    2,722,531         2,670,886
   Other assets                                                   2,486,613         1,730,426
                                                               ------------      ------------
                Total assets                                   $565,972,858      $544,523,440
                                                               ============      ============
Liabilities
   Deposits
         Non-interest-bearing                                    21,287,756        14,360,929
         Interest bearing                                       371,489,091       350,243,469
                                                               ------------      ------------
              Total deposits                                    392,776,847       364,604,398
   Federal Home Loan Bank Advances                               64,767,011        72,289,384
   Other Borrowings                                               1,706,996         2,608,354
   Advances by borrowers for taxes and insurance                  1,333,691         1,289,179
   Interest payable                                               1,334,120         2,153,475
   Other Liabilities                                              5,031,966         4,866,330
                                                               ------------      ------------
             Total liabilities                                  466,950,631       447,811,120
                                                               ============      ============
Stockholders' Equity
   Preferred stock, $.01 par value
         Authorized and unissued --- 20,000,000 shares
   Common stock, $.01 par value
         Authorized --- 20,000,000 shares
          Issued and outstanding --- 5,819,611                       58,196            58,196
   Additional paid-in capital                                    56,732,884        56,740,190
   Retained earnings                                             46,909,107        44,647,767
   Accumulated other comprehensive loss                            (387,174)         (284,047)
   Unearned employee stock ownership plan (ESOP) shares          (4,290,786)       (4,449,786)
                                                               ------------      ------------
              Total stockholders' equity                         99,022,227        96,712,320
                                                               ------------      ------------
              Total liabilities and stockholders' equity       $565,972,858      $544,523,440
                                                               ============      ============

See notes to consolidated condensed financial statements.

                           MUTUALFIRST FINACIAL, INC. AND SUBSIDIARY
                           Consolidated Condensed Statement of income
                           (Unaudited)


                                                                    Three Months Ended           Six Months Ended
                                                                         June 30                     June 30
                                                                -------------------------   --------------------------
                                                                    2000         1999           2000           1999
                                                                -----------  ------------   -----------    -----------
Interest Income
Loans receivable, including fees                                $9,038,297   $7,931,710     $17,743,917    $15,766,994
Trading account securities                                                       17,735           8,192         24,441
Investment securities
   Mortgage-backed securities available for sale                   240,529       62,150         478,668        158,332
   Federal Home Loan Bank stock                                    106,187       72,050         212,373        143,308
  Other investments                                                489,865      294,781         955,684        543,361
Deposits with financial institutions                                 9,062       23,841          22,533        109,777
                                                                ----------   ----------      ----------     ----------
Total interest income                                            9,883,940    8,402,267      19,421,367     16,746,213
                                                                ----------   ----------      ----------     ----------
Interest Expense
Passbook savings                                                   200,410      214,747         400,446        425,879
Certificates of deposit                                          3,379,056    3,358,424       6,658,783      6,698,021
Daily money market accounts                                        328,747      254,986         649,434        468,461
Demand and NOW acounts                                             122,703      161,945         243,971        323,704
Federal Home Loan Bank advances                                    953,123      660,820       1,763,097      1,325,858
Other interest expense                                                            3,476           5,497          9,576
                                                                ----------   ----------      ----------     ----------
Total interest expense                                           4,984,039    4,654,398       9,721,228      9,251,499
                                                                ----------   ----------      ----------     ----------
Net Interest Income                                              4,899,901    3,747,869       9,700,139      7,494,714
Provision for loan losses                                          171,250      190,000         342,500        380,000
                                                                ----------   ----------      ----------     ----------
Net Interest Income After Provision for Loan Losses              4,728,651    3,557,869       9,357,639      7,114,714
                                                                ----------   ----------      ----------     ----------
Other Income
Service fee income                                                 511,892      448,054         988,489        835,621
Net realized gains on sales of available-for-sale securities                     32,326                         32,326
Net trading account profit (loss)                                               (62,594)         25,116        (74,703)
Equity in losses of limited partneships                            (88,160)      (7,779)        (90,707)       (10,327)
Commissions                                                        170,926      100,740         298,907        183,574
Increase in cash surrender value of life insurance                 161,655      105,000         281,655        210,000
Other income                                                       144,138       63,147         230,872        152,766
                                                                ----------   ----------      ----------     ----------
Total other income                                                 900,451      678,894       1,734,332      1,329,257
                                                                ----------   ----------      ----------     ----------
Other Expenses
Salaries and employee benefits                                   1,809,368    1,592,979       3,657,573      3,162,038
Net occupancy expenses                                             172,241      159,470         351,414        326,260
Equipment expenses                                                 187,527      188,167         382,226        340,240
Data processing fees                                               124,560      118,895         252,844        249,908
Deposit insurance expense                                           20,789       44,181          40,787         99,181
Advertising and promotion                                          114,609      139,375         225,864        234,002
Other expenses                                                     868,458      592,516       1,566,177      1,174,898
                                                                ----------   ----------      ----------     ----------
Total other expenses                                             3,297,552    2,835,583       6,476,885      5,586,527
                                                                ----------   ----------      ----------     ----------
Income Before Income Tax                                         2,331,550    1,401,180       4,615,086      2,857,444
Income tax expense                                                 763,000      453,500       1,539,000        934,000
                                                                ----------   ----------      ----------     ----------
Net Income                                                      $1,568,550   $  947,680      $3,076,086     $1,923,444
                                                                ==========   ==========      ==========     ==========

Basic earnings per share                                           $0.29                        $0.57

Diluted earnings per share                                         $0.29                        $0.57

Dividends per share                                                $0.07                        $0.14

See notes to consolidated condensed financial statements.

                  MUTUALFIRST FINACIAL, INC. AND SUBSIDIARY
                  Consolidated Condensed Statement of Stockholders' Equity For the Six Months Ended June 30, 2000
                  (Unaudited)


                                             Common Stock
                                        ---------------------   Additional
                                           Shares                 paid-in
                                        Outstanding    Amount     capital
                                        -------------------------------------

Balances January 1, 2000                 5,819,611    $58,196   $56,740,190

Comprehensive income

Net income for the period

Other comprehensive loss,
 net of tax

   Unrealized losses on securities

Comprehensive income

ESOP shares earned                                                   (7,306)

Cash dividends ($.14 per share)
                                         ----------------------------------
Balances,  June 30, 2000                 5,819,611    $58,196   $56,732,884
                                         ==================================

                                                                             Accumulated
                                                                   Other      Unearned
                                   Comprehensive   Retained    Comprehensive    ESOP
                                       Income      Earnings        Loss        shares         Total
                                    --------------------------------------------------------------------

Balances January 1, 2000                          $44,647,767   ($284,047)  ($4,449,786)   $96,712,320

Comprehensive income

Net income for the period            $3,076,086     3,076,086                                3,076,086

Other comprehensive loss,
 net of tax

   Unrealized losses on securities     (103,127)                 (103,127)                    (103,127)
                                     ----------
Comprehensive income                 $2,972,959
                                     ==========
ESOP shares earned                                                              159,000        151,694

Cash dividends ($.14 per share)                      (814,746)                                (814,746)
                                                  -----------------------------------------------------
Balances,  June 30, 2000                          $46,909,107   ($387,174)  ($4,290,786)   $99,022,227
                                                  =====================================================

See notes to consolidated condensed financial statements.

                    MUTUALFIRST FINACIAL, INC. AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)
                                                                                         Six Months Ended for June 30,
                                                                                        -------------------------------
                                                                                            2000               1999
                                                                                       ------------       ------------
Operating Activities
  Net income                                                                            $ 3,076,086        $ 1,923,444
  Adjustments to reconcile net income to net cash provided
   by operating activities
  Provision for loan losses                                                                 342,500            380,000
  Securities gains                                                                                             (32,326)
  Net loss on sale of real estate owned                                                      94,363             34,077
  Securities accretion, net                                                                 (17,747)            (9,458)
  ESOP shares earned                                                                        151,694
  Equity in losses of limited partnerships                                                   90,707             10,327
  Amortization of net loan origination costs                                                937,081            108,723
  Amortization of core deposit intangibles and goodwill                                     107,816            117,769
  Depreciation and amortization                                                             373,817            333,241
  Deferred income tax                                                                                           96,135
  Change in
  Trading account securities                                                              1,234,884         (1,357,734)
  Interest receivable                                                                      (212,132)          (300,300)
  Other assets                                                                             (604,492)         1,164,057
  Interest payable                                                                         (819,355)          (475,514)
  Other liabilities                                                                          13,941           (129,436)
  Increase in cash surrender value of life insurance                                       (281,654)          (210,000)
  Other adjustments                                                                                            131,602
                                                                                        -----------        -----------
    Net cash provided by operating activities                                             4,487,509          1,784,607
                                                                                        -----------        -----------
Investing Activities
  Purchases of securities available for sale                                             (3,389,592)        (2,014,539)
  Proceeds from maturities and paydowns of securities available for sale                  1,040,782            963,216
  Proceeds from sales of securities available for sale                                                       4,874,497
  Purchases of securities held to maturity                                                                  (6,006,993)
  Proceeds from maturities and paydowns of securities held to maturity                      756,830          4,175,686
  Net change in loans                                                                   (24,309,456)       (23,276,595)
  Purchases of premises and equipment                                                      (392,490)          (390,906)
  Proceeds from real estate owned sales                                                     416,009            203,149
  Distribution from limited partnership                                                      48,395              5,521
  Other investing activities                                                                (31,984)            (6,543)
                                                                                        -----------        -----------
    Net cash used by investing activities                                               (25,861,506)       (21,473,507)
                                                                                        -----------        -----------
Financing Activities
  Net change in
  Noninterest-bearing, interest bearing demand and savings deposits                       1,685,941            948,842
  Certificates of deposits                                                               26,486,508         17,614,093
  Short-term borrowings                                                                    (840,000)
  Repayment of note payable                                                                 (61,358)           (30,678)
  Proceeds from FHLB advances                                                           125,500,000         32,000,000
  Repayment of FHLB advances                                                           (133,022,373)       (31,270,716)
  Net change in advances by borrowers for taxes and insurance                                44,512             89,422
  Dividends Paid                                                                           (814,746)
                                                                                        -----------        -----------
    Net cash provided by financing activities                                            18,978,484         19,350,963
                                                                                        -----------        -----------
Net Change in Cash and Cash Equivalents                                                  (2,395,513)          (337,937)

Cash and Cash Equivalents, Beginning of Year                                             19,983,131         12,938,102
                                                                                        -----------        -----------
Cash and Cash Equivalents, End of Period                                                $17,587,618        $12,600,165
                                                                                        ===========        ===========
Additional Cash Flows Information
Interest paid                                                                            10,540,583          9,727,013
Income tax paid                                                                           1,176,000            670,000
Transfers from loans to foreclosed real estate                                            1,169,296            394,862


See notes to consolidated condensed financial statements.

                  MutualFirst Financial, Inc. and Subsidiaries
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1:  Basis of Presentation
The consolidated financial statements include the accounts of MutualFirst Financial, Inc. (the "Company"), its wholly owned subsidiary, Mutual Federal Savings Bank, a federally chartered savings bank ("Mutual Federal"), and Mutual Federal's two wholly owned subsidiaries, First MFSB Corporation and Third MFSB Corporation. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 1999 Annual Report to Shareholders. All significant inter-company accounts and transactions have been eliminated in consolidation.

The interim consolidated condensed financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated condensed financial statements at June 30, 2000, and for the three month and six month periods ended, June 30, 2000 and 1999 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

NOTE 2:  Earnings Per Share
Earnings per share have been computed based upon the weighted average common and common equivalent shares outstanding during the period subsequent to Mutual Federal's conversion to a stock savings bank on December 29, 1999. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding. For the three months and six months ended June 30, 2000, weighted average shares outstanding for basic and diluted earnings per share were 5,386,557 and 5,382,582 respectively.

NOTE 3:  Business Combination
On June 7, 2000, the Company signed a definitive agreement to acquire Marion Capital Holdings, Inc. (Marion, Indiana). The acquisition will be accounted for under the purchase method of accounting. Under the terms of the agreement, the Company will exchange 1.862 shares of the Company's common stock for each share of Marion Capital Holdings, Inc.'s common stock. The transaction is subject to approval by shareholders of Marion Capital Holdings, Inc. and appropriate regulatory agencies. As of June 30, 2000, Marion Capital Holdings, Inc. had total assets and shareholders' equity of $198,867,000 and $31,785,000, respectively.

Item #2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MutualFirst Financial, Inc., a Maryland Corporation (the "Company"), was organized in September, 1999. On December 29, 1999, it acquired the common stock of Mutual Federal Savings Bank ("Mutual Federal") upon the conversion of Mutual Federal from a federal mutual savings bank to a federal stock savings bank.

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

Financial Condition

Assets totaled $566 million at June 30, 2000, an increase from December 31, 1999 of $21.5 million for an annualized growth rate of 7.9%. This growth occurred in net loans, up $21.9 million from year-end 1999 primarily due to a $16.8 million increase in consumer loans. Loan growth was funded by growth of deposits and a reduction of cash and cash equivalents.

Deposits totaled $392.8 million at June 30, 2000 an increase of $28.2 million or an annualized rate of 15.5% from December 31, 1999. Increases in Public Entity Deposits of $23.4 million, and increases in short-term savings and transaction type accounts of $7 million account for this growth. Total borrowings decreased $8.4 million to $66.5 million, as a result of the utilization of a portion of the proceeds from the stock sale and a reduction of cash, which had been held for Y2K purposes.

Stockholders' equity increased $2.3 million from $96.7 million at December 31, 1999 to $99 million at June30, 2000. The increase was due to net income for the six months ended June 30, 2000 of $3.1 million and Employee Stock Ownership Plan
(ESOP) shares earned of $152,000. Cash dividends declared of $815,000 and an increase in the unrealized loss on available for sale securities of $103,000 partially offset these increases.

Comparison of the operating results for the three months ended June 30, 2000 and 1999.

Net income was $1.6 million or 29 cents for both basic and diluted earnings per share for the quarter ended June 30, 2000. This compared to net income for the comparable period in 1999 of $948,000. The increase in earnings was primarily due to an increase in net interest income partially offset by increases in non-interest expenses and income tax expense. The annualized return on average assets was 1.13% and .83% for the three months ended June 30, 2000, and 1999, respectively.

Interest income increased $1.5 million or 17.6% from $8.4 million for the three months ended June 30, 1999 to $9.9 million for the same period in 2000. Interest expense increased $300,000 or 7.1% from $4.7 million for the three months ended June 30, 1999, to $5.0 million for the same period in 2000. As a result, net interest income for the three months ended June 30, 2000 increased $1.2 million or 30.7% compared to the same period in 1999. The increase in net interest income was due primarily to an increase of $46 million in the average outstanding loans receivable and $19.1 million in the average balance of investment securities available for sale. The increase in average loans outstanding was due to increased loan demand. The increase in investment securities available for sale was primarily attributable to proceeds received in conjunction with the Company's stock issuance. Also, the net interest rate spread increased to 3.25% for the three months ended June 30, 2000 from 3.16% during the same period in 1999, primarily due to the use of the proceeds received with the company's stock issuance.

The Company's provision for loan losses for the three-months ended June 30, 2000 was $171,000 compared to $190,000 for the same period in 1999. Mutual Federal reviews all loans on an individual basis when the loan reaches 90 days past due, at which point they are put on non-accrual status. At June 30, 2000 and December 31, 1999, respectively, non-accrual loans were $416,000 and $753,000. The allowance for loan losses was $3.3 million or .71% of net loans and $3.7 million or approximately .82% of net loans at June 30, 2000 and December 31, 1999, respectively.

Non-interest income increased $221,000, or 32.5% for the three months ended June 30, 2000 compared to the same period in 1999 primarily due to transaction account growth resulting in an increase in service fee income and commissions of $64,000 and no net trading account activity compared to a trading loss of $63,000 for the three month period ended June 30, 1999.

Non-interest expense increased $461,000 or 16.3% for the three months ended June 30, 2000 compared to the same period in 1999. Salaries and employee benefits were $1.8 million for the three months ended June 30, 2000 compared to $1.6 million for the 1999 period, an increase of $200,000 or 12.5%. This increase resulted primarily from $80,000 of compensation expense related to the ESOP, and the additions to staffing for a new in-store branch opened in 1999. In addition, both the commercial and consumer lending staffs were expanded. Other expenses also increased $280,000 for the three months ended June 30, 2000 compared to the same period in 1999. The increase in other expenses resulted from nominal increases in a variety of expense categories. These increases were partially offset by a $47,000 decrease in deposit insurance expense and charitable contributions from the three months ended June 30, 2000 compared to the same period of 1999.

Income tax expense increased $310,000 for the three months ended June 30, 2000 compared to the same period in 1999. The increase was a result of increased taxable income for the period.

Comparison of the operating results for the six months ended June 30, 2000 and 1999.

Net income was $3.1 million or 57 cents for both basic and diluted earnings per share for the six-month period ended June 30, 2000. This compared to net income for the comparable period in 1999 of $1.9 million. The increase in earnings was primarily due to an increase in net interest income partially offset by an increase in non-interest expenses and income tax expense. The annualized return on average assets was 1.12% and .80% for the six-month period ended June 30, 2000, and 1999, respectively.

Interest income increased $2.7 million, or 16.2%, from $16.7 million for the six months ended June 30, 1999 to $19.4 million for the same period in 2000. Interest expense increased $470,000, or 5.1%, from $9.3 million for the six-months ended June 30, 1999 to $9.7 million the same period in 2000. As a result, net interest income for the six months ended June 30, 2000 increased $2.2 million, or 29.4%, compared to the same period in 1999. The increase in net interest income was due primarily to a $46.3 million increase in the average outstanding balance of loans receivable and a $20.2 million increase in the average outstanding balance of investment securities available for sale. The increase in average loans outstanding was due to increased loan demand. The increase in investment securities available for sale was from proceeds received in conjunction with the Company's stock issuance. Net proceeds of the Company's stock issuance after cost, and excluding the shares issued for the ESOP, were $49.9 million.

Also, the net interest rate spread increased to 3.24% for the six months ended June 30, 2000 from 3.22% during the same period in 1999.

The Company's provision for loan losses for the six months ended June 30, 2000 was $342,000, compared to $380,000 for the same period in 1999. Mutual Federal reviews all loans on an individual basis when the loan reaches 90 days past due, at which point they are put on non-accrual status.

Non-interest income increased $400,000, or 30.5%, for the six months ended June 30, 2000 compared to the same period in 1999 primarily due to transaction account growth resulting in an increase in service fee income and commissions of $268,000 and a gain of $25,000 on net trading account activity compared to a trading loss of $75,000 for the six months ended June 30, 1999.

Non-interest expense increased $900,000, or 16.1% for the six months ended June 30, 2000, compared to the same period in 1999. Salaries and employee benefits were $3.7 million for the six months ended June 30, 2000, compared to $3.2 million for the 1999 period, an increase of $500,000, or 15.6%. This increase resulted primarily from $152,000 of compensation expense related to the ESOP, and the additions to staffing for a new in-store branch opened in 1999. In addition, both the commercial and consumer lending staffs were expanded. Other expenses also increased $391,000 for the six months ended June 30, 2000, compared to the same period in 1999. The increase in other expenses resulted from nominal increases in a variety of expense categories. These increases were partially offset by a $58,000 decrease in deposit insurance expense from the six months ended June 30, 2000, compared to the same period in 1999 due to a rate reduction.

Income tax expense increased $605,000 for the six months ended June 30, 2000, compared to the same period in 1999. The increase was a result of increased taxable income for the period.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by Office of Thrift Supervision regulation at 4%. As of June 30, 2000, Mutual Federal had liquid assets of $45.9 million and a liquidity ratio of 8.95%.

ITEM #3 - Quantitative and Quantitative Disclosures about Market Risk

Presented below as of June 30, 2000 and 1999 is an analysis performed by the OTS of Mutual Federal's interest risk as measured by changes in Mutual Federal's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

                                 June 30, 2000

                               Net Portfolio Value

                                                      NPV as % of PV Assets
Changes                                               ---------------------
In Rates      $ Amount       $ Change    % Change     NPV Ratio      Change
--------      --------       --------    --------     ---------     -------
+300 bp        43,916        -29,825        -40%         8.57%      -478 bp
+200 bp        54,010        -19,732        -27%        10.27%      -308 bp
+100 bp        64,143         -9,598        -13%        11.90%      -146 bp
   0 bp        73,742                                   13.35%
-100 bp        81,582          7,840         11%        14.47%      +112 bp
-200 bp        86,101         12,359         17%        15.05%      +169 bp
-300 bp        90,096         16,354         22%        15.52%      +217 bp


                                  June 30, 1999

                               Net Portfolio Value


                                                      NPV as % of PV Assets
Changes                                               ---------------------
In Rates      $ Amount       $ Change    % Change     NPV Ratio      Change
--------      --------       --------    --------     ---------     -------

+300 bp        21,591        -24,027       -53%          4.75%      -460 bp
+200 bp        30,255        -15,363       -34%          6.49%      -286 bp
+100 bp        38,555         -7,063       -15%          8.07%      -128 bp
   0 bp        45,618                                    9.35%
-100 bp        50,475          4,858        11%         10.18%       +83 bp
-200 bp        53,776          8,158        18%         10.69%      +135 bp
-300 bp        56,963         11,345        25%         11.18%      +183 bp


The analysis at June 30, 2000 indicates that there have been no material changes in market interest rates for Mutual Federal's interest rate sensitivity instruments which would cause a material change in the market risk exposures which effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company's annual report on Form 10-K for the period ended December 31, 1999.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          None.


Item 2.   Changes in Securities and use of Proceeds

          None.


Item 3.   Defaults Upon Senior Securities.

          None.


Item 4.   Submission of Matters to Vote of Security Holders.

          On April 26, 2000, the Company held its annual meeting of the shareholders. A total of 4,472,556 shares of common stock were represented in person or by proxy at the meeting. William V. Hughes was elected to the Board of Directors for a three-year term expiring in 2003. 4,378,731 shares were voted in favor of the election of the nominee and there were 93,825 votes withheld. R. Donn Roberts was elected to the Board of Directors for a three-year term, expiring in 2003. 4,370,827 shares were voted in favor of the election of the nominee and there were 101,729 votes withheld. James D. Rosema was elected to the Board of Directors for a three-year expiring in 2003. 4,366,506 shares were voted in favor of the election of the nominee and there were 106,050 votes withheld. The shareholders approved and ratified the appointment of Olive LLP as the Company's independent auditors for the fiscal year ending December 31, 2000. There were 4,416,526 shares voted in favor, 49,950 were voted against, and 6,080 abstentions.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits 27. Financial Data Schedule

          (b) On June 8, 2000 the Company filed a current report on Form 8-K disclosing the merger between MutualFirst Financial, Inc. and Marion Capital Holdings. The Agreement and Plan of Reorganization is attached to Form 8-K as an Exhibit thereto.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MutualFirst Financial, Inc.



Date:  August 11, 2000                 By:  /s/  R. Donn Roberts
                                       -------------------------
                                       R. Donn Roberts
                                       President and Chief Executive Officer


Date:  August 11, 2000                 By:  /s/  Timothy J. McArdle
                                       ----------------------------
                                       Timothy J. McArdle
                                       Senior Vice President and Treasurer