Form 10-Q
period 2000-09-30
MUTUALFIRST FINANCIAL INC
filed 2000-11-14
CIK 1094810

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                                   (Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of September 30, 2000 was 5,819,611.



                                    FORM 10-Q
                           MutualFirst Financial, Inc.

                                      INDEX
                                                                                  Page
PART I - FINANCIAL INFORMATION                                                   Number
Item 1.           Financial Statements
                  Consolidated Condensed Balance Sheets at
                   September 30, 2000 and December 31, 1999 Consolidated            3
                  Condensed Statement of Income for the three and nine
                   months ended September 30, 2000 and September 30, 1999           4
                  Consolidated Condensed Statement of Stockholders' Equity
                   for the nine months ended September 30, 2000                     5
                  Consolidated  Condensed  Statement  of Cash  Flows for the nine
                   months ended September 30, 2000 and September 30, 1999           6
                  Notes to Unaudited Consolidated Condensed Financial Statements    7

Item 2.           Management's Discussion and Analysis of Financial Condition       8
                   and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk        12

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                 13

Item 2.           Changes in Securities and Use of Proceeds                         13

Item 3.           Defaults Upon Senior Securities                                   13

Item 4.           Submission of Matters to a Vote of Security Holders               13

Item 5.           Other Information                                                 13

Item 6.           Exhibits and Reports on Form 8-K                                  13

Signature Page                                                                      15

                                       2

PART 1     FINANCIAL INFORMATION
ITEM 1.    Financial Statements

                   MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                                               September 30,     December 31,
                                                                                   2000              1999
                                                                           -----------------------------------
Assets
-----------------------------------
    Cash                                                                         $14,007,235       $19,217,186
    Interest-bearing deposits                                                        546,592           765,945
                                                                           -----------------------------------
                     Cash and cash equivalent                                     14,553,827        19,983,131
   Trading assets, at fair value 1,234,884 Investment securities:
         Available for sale                                                       31,759,355        29,598,800
         Held to maturity at fair market value                                    10,559,613        12,449,013
                                                                           -----------------------------------
                   Total investment securities                                    42,318,968        42,047,813
    Loans                                                                        484,840,549       446,438,992
         Allowance for loan losses                                                (3,426,343)       (3,652,073)
                                                                           -----------------------------------
   Net loans                                                                     481,414,206       442,786,919
   Premises and equipment                                                          8,118,771         7,800,460
   Federal Home Loan Bank of Indianapolis stock, at cost                           5,338,500         5,338,500
   Investment in limited partnerships                                              5,087,395         5,274,840
   Cash surrender value of life insurance                                         11,228,611        10,806,957
   Foreclosed real estate                                                          1,121,295           728,737
   Interest receivable:
        Loans                                                                      2,351,760         2,134,656
       Mortgage-backed securities                                                     49,893            58,687
       Investment securities and interest-bearing deposits                           366,043           459,616
   Core deposit intangibles and goodwill                                           1,304,493         1,466,928
   Deferred income tax benefit                                                     2,597,521         2,670,886
   Other assets                                                                    1,724,618         1,730,426
                                                                           -----------------------------------
                Total assets                                                    $577,575,901      $544,523,440
                                                                           ===================================
Liabilities
-----------------------------------
   Deposits
         Non-interest-bearing                                                   $ 19,285,541      $ 14,360,929
         Interest bearing                                                        370,652,753       350,243,469
                                                                           -----------------------------------
              Total deposits                                                     389,938,294       364,604,398
   Federal Home Loan Bank advances                                                76,684,196        72,289,384
   Other borrowings                                                                1,706,996         2,608,354
   Advances by borrowers for taxes and insurance                                   1,983,291         1,289,179
   Interest payable                                                                1,367,778         2,153,475
   Other liabilities                                                               5,517,335         4,866,330
                                                                           -----------------------------------
             Total liabilities                                                   477,197,890       447,811,120
                                                                           -----------------------------------
Stockholders' Equity
-----------------------------------
   Preferred stock, $.01 par value
         Authorized and unissued --- 20,000,000 shares
   Common stock, $.01 par value
         Authorized --- 20,000,000 shares
          Issued and outstanding --- 5,819,611                                        58,196            58,196
   Additional paid-in capital                                                     56,754,270        56,740,190
   Retained earnings                                                              47,963,466        44,647,767
   Accumulated other comprehensive loss                                             (186,635)         (284,047)
   Unearned employee stock ownership plan (ESOP) shares                           (4,211,286)       (4,449,786)
                                                                           -----------------------------------
              Total stockholders' equity                                         100,378,011        96,712,320
                                                                           -----------------------------------
              Total liabilities and stockholders' equity                        $577,575,901      $544,523,440
                                                                           ===================================

See notes to consolidated condensed financial statements.

                         MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
                         Consolidated Condensed Statement of income
                                      (Unaudited)


                                                                      Three Months Ended            Nine Months Ended
                                                                         September  30,               September 30,
                                                                   ------------------------     ------------------------
                                                                      2000          1999            2000        1999
                                                                   ----------    ----------     -----------  -----------
Interest Income
Loans receivable, including fees                                   $9,433,465    $8,108,748     $27,177,382  $23,875,742
Trading account securities                                                           20,048           8,192       44,489

Investment securities
   Mortgage-backed securities available for sale                      230,280        54,912         708,948      213,244
   Federal Home Loan Bank stock                                       114,063        73,312         326,436      216,620
   Other investments                                                  481,279       289,381       1,436,963      832,742
Deposits with financial institutions                                   10,648        23,659          33,181      133,436
                                                                   ----------    ----------     -----------  -----------
Total interest income                                              10,269,735     8,570,060      29,691,102   25,316,273
                                                                   ----------    ----------     -----------  -----------
Interest Expense
Passbook savings                                                      195,694       217,504         596,140      643,383
Certificates of deposit                                             3,885,535     3,401,406      10,544,318   10,099,427
Daily money market accounts                                           352,988       285,184       1,002,422      753,645
Demand and NOW acounts                                                119,817       106,157         363,788      429,861
Federal Home Loan Bank advances                                     1,032,346       814,504       2,795,443    2,140,362
Other interest expense                                                               11,588           5,497       21,164
                                                                   ----------    ----------     -----------  -----------
Total interest expense                                              5,586,380     4,836,343      15,307,608   14,087,842
                                                                   ----------    ----------     -----------  -----------
Net Interest Income                                                 4,683,355     3,733,717      14,383,494   11,228,431
Provision for loan losses                                             171,250       190,000         513,750      570,000
                                                                   ----------    ----------     -----------  -----------
Net Interest Income After Provision for Loan Losses                 4,512,105     3,543,717      13,869,744   10,658,431
                                                                   ----------    ----------     -----------  -----------
Other Income
Service fee income                                                    520,102       444,937       1,508,591    1,222,445
Net realized gains on sales of available-for-sale
 securities                                                                                                       32,326
Net trading account profit (loss)                                                   (45,000)         25,116     (119,703)
Equity in losses of limited partneships                               (45,232)        9,874        (135,939)        (453)
Commissions                                                           124,608       111,798         423,515      295,372
Increase in cash surrender value of life insurance                    140,000       144,957         421,655      354,957
Other income                                                           70,033        88,251         300,905      241,017
                                                                   ----------    ----------     -----------  -----------
Total other income                                                    809,511       754,817       2,543,843    2,025,961
                                                                   ----------    ----------     -----------  -----------
Other Expenses
Salaries and employee benefits                                      1,812,116     1,709,011       5,469,689    4,871,049
Net occupancy expenses                                                154,310       162,057         505,724      488,317
Equipment expenses                                                    181,096       192,313         563,322      532,553
Data processing fees                                                  157,539       124,125         410,383      374,033
Deposit insurance expense                                              20,248        52,030          61,035      151,211
Advertising and promotion                                             109,467        88,964         335,331      322,966
Other expenses                                                        705,858       571,733       2,272,035    1,688,518
                                                                   ----------    ----------     -----------  -----------
Total other expenses                                                3,140,634     2,900,233       9,617,519    8,428,647
                                                                   ----------    ----------     -----------  -----------
Income Before Income Tax                                            2,180,982     1,398,301       6,796,068    4,255,745
Income tax expense                                                    719,250       447,500       2,258,250    1,381,500
                                                                   ----------    ----------     -----------  -----------
Net Income                                                         $1,461,732    $  950,801     $ 4,537,818  $ 2,874,245
                                                                   ==========    ==========     ===========  ===========
Basic earnings per share                                                $0.27                         $0.84

Diluted earnings per share                                              $0.27                         $0.84

Dividends per share                                                     $0.07                         $0.21

See notes to consolidated condensed financial statements.

                   MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
            Consolidated Condensed Statement of Stockholders' Equity
                  For the Nine Months Ended September 30, 2000
                                   (Unaudited)



                                                Common Stock
                                           ----------------------     Additional
                                             Shares                     paid-in
                                           Outstanding    Amount        capital
                                           -------------------------------------
Balances January 1, 2000                    5,819,611    $58,196     $56,740,190

Comprehensive income

Net income for the period

Other comprehensive income, net of tax

  Unrealized gains on securities

Comprehensive income

ESOP shares earned                                                        14,080

Cash dividends ($.14 per share)
                                           -------------------------------------
Balances, September 30, 2000                5,819,611    $58,196     $56,754,270
                                           =====================================


                                                                       Accumulated
                                                                          Other        Unearned
                                         Comprehensive   Retained     Comprehensive      ESOP
                                            Income       Earnings         Loss          shares         Total
                                        -----------------------------------------------------------------------
Balances January 1, 2000                               $44,647,767      ($284,047)    ($4,449,786)   $96,712,320

Comprehensive income

Net income for the period                 $4,537,818    $4,537,818                                     4,537,818

Other comprehensive income, net of tax

  Unrealized gains on securities              97,412                      97,412                         97,412
                                          ----------
Comprehensive income                      $4,635,230
                                          ==========
ESOP shares earned                                                                       238,500        252,580

Cash dividends ($.14 per share)                         (1,222,119)                                   (1,222,119)
                                                       ---------------------------------------------------------
Balances, September 30, 2000                           $47,963,466      ($186,635)    ($4,211,286)  $100,378,011
                                                       =========================================================

                 MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
                 Consolidated Statement of Cash Flows
                 (Unaudited)

                                                                                   Nine Months Ended September 30,
                                                                               ----------------------------------------
                                                                                    2000                     1999
                                                                               ----------------------------------------
Operating Activities
Net income                                                                       $4,537,818               $2,874,245
Adjustments to reconcile net income to net cash provided by
 operating activities
Provision for loan losses                                                           513,750                  570,000
Securities gains                                                                          -                  (32,326)
Net loss on sale of real estate owned                                               107,229                   38,684
Securities amortization (accretion), net                                            (25,016)                   9,333
ESOP shares earned                                                                  252,580
Equity in losses of limited partnerships                                            135,939                      453
Amortization of net loan origination costs                                        1,346,554                1,062,436
Amortization of core deposit intangibles and goodwill                               162,435                  176,653
Depreciation and amortization                                                       572,921                  517,217
Deferred income tax                                                                       -                  (25,646)
Change in
Trading account securities                                                        1,234,884               (1,312,734)
Interest receivable                                                                (114,737)                (316,995)
Other assets                                                                          5,806                  438,115
Interest payable                                                                   (785,697)                (270,037)
Other liabilities                                                                   651,006                  862,769
Increase in cash surrender value of life insurance                                 (421,654)                (354,957)
                                                                               ---------------------------------------
Net cash provided by operating activities                                         8,173,818                4,237,210
                                                                               ---------------------------------------
Investing Activities
Purchases of securities available for sale                                       (3,473,126)              (2,803,763)
Proceeds from maturities and paydowns of securities
 available for sale                                                               1,514,525                1,332,986
Proceeds from sales of securities available for sale                                      -                5,880,368
Purchases of securities held to maturity                                                  -               (6,490,708)
Proceeds from maturities and paydowns of securities held
 to maturity                                                                      1,883,238                4,487,471
Net change in loans                                                             (41,358,538)             (40,728,450)
Purchases of premises and equipment                                                (891,231)                (629,140)
Proceeds from real estate owned sales                                               416,009                  261,149
Purchase of FHLB of Indianapolis stock                                                    -                 (551,100)
Distribution from limited partnership                                                51,506                    6,823
Purchases of insurance contracts                                                          -                 (966,000)
Other investing activities                                                          (44,849)                 (10,676)
                                                                               ---------------------------------------
Net cash used by investing activities                                           (41,902,466)             (40,211,039)
                                                                               ---------------------------------------
Financing Activities
Net change in
Noninterest-bearing, interest bearing demand and savings deposits                (1,860,058)                 896,700
Certificates of deposits                                                         27,193,954               12,780,368
Short-term borrowings                                                              (840,000)                 875,000
Repayment of note payable                                                           (61,358)                 (61,357)
Proceeds from FHLB advances                                                     210,500,000               92,500,000
Repayment of FHLB                                                              (206,105,188              (67,592,923)
Net change in advances by borrowers for taxes and insurance                         694,112                  698,253
Dividends paid                                                                   (1,222,118)                       -
                                                                               ---------------------------------------
Net cash provided by financing activities                                        28,299,344               40,096,041
                                                                               ---------------------------------------
Net Change in Cash and Cash Equivalents                                          (5,429,304)               4,122,212

Cash and Cash Equivalents, Beginning of Year                                     19,983,131               12,938,102
                                                                               -------------------------------------
Cash and Cash Equivalents, End of Period                                        $14,553,827              $17,060,314
                                                                               =====================================
Additional Cash Flows Information
Interest paid                                                                   $16,093,305              $14,357,879
Income tax paid                                                                   1,516,000                  804,000
Transfers from loans to foreclosed real estate                                      870,947                  453,246

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

The interim consolidated condensed financial statements at September 30, 2000, and for the three month and nine month periods ended September 30, 2000 and 1999 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

NOTE 2:  Earnings Per Share
Earnings per share have been computed based upon the weighted average common and common equivalent shares outstanding during the period subsequent to Mutual Federal's conversion to a stock savings bank on December 29, 1999. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding. For the three months and nine months ended September 30, 2000, weighted average shares outstanding for basic and diluted earnings per share were 5,394,507 and 5,386,557 respectively.

NOTE 3:  Business Combination
On June 7, 2000, the Company signed a definitive agreement to acquire Marion Capital Holdings, Inc. (Marion, Indiana). The acquisition will be accounted for under the purchase method of accounting. Under the terms of the agreement, the Company will exchange 1.862 shares of the Company's common stock for each share of Marion Capital Holdings, Inc. common stock. The transaction is subject to approval by shareholders of Marion Capital Holdings, Inc. and appropriate regulatory agencies. As of September 30, 2000, Marion Capital Holdings, Inc. had total assets and shareholders' equity of $198,443,000 and $32,034,881, respectively.

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

Mutual Federal currently owns two subsidiaries, First M.F.S.B. Corporation and Third M.F.S.B. Corporation. The assets of First M.F.S.B. Corporation consist of an investment in Family Financial Life Insurance Company. Family Financial is an Indiana stock insurance company that primarily engages in retail sales of mortgage and credit life insurance products in connection with loans originated by its shareholder financial institutions. Third M.F.S.B., which does business as Mutual Financial Services, offers tax-deferred annuities, long-term health and life insurance products. All securities related products and services made available through Mutual Financial Services are offered by a third party independent broker-dealer.

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

Financial Condition

Assets totaled $577.6 million at September 30, 2000, an increase from December 31, 1999 of $33.1 million for an annualized growth rate of 8.1%. This growth occurred in net loans, up $38.6 million from year-end 1999 primarily due to a $31.9 million increase in commercial and consumer loans. Loan growth was funded by growth of deposits and increased borrowings from the Federal Home Loan Bank.

Deposits totaled $389.9 million at September 30, 2000 an increase of $25.3 million or an annualized rate of 9.25% from December 31, 1999. Increases in Public Entity Deposits of $15.4 million, and increases in retail certificates of deposit of $10.2 million account for this growth. Total borrowings increased $3.5 million to $78.4 million.

Stockholders' equity increased $3.7 million from $96.7 million at December 31, 1999 to $100.4 million at September 30, 2000. The increase was due to net income for the nine months ended September 30, 2000 of $4.5 million and Employee Stock Ownership Plan (ESOP) shares earned of $253,000 and a decrease in the unrealized loss on available for sale securities of $97,000. Cash dividends declared of $815,000 partially offset these increases.

Comparison of the operating results for the three months ended September 30, 2000 and 1999.

Net income was $1.5 million or 27 cents for both basic and diluted earnings per share for the quarter ended September 30, 2000. This compared to net income for the comparable period in 1999 of $951,000. The increase in earnings was primarily due to an increase in net interest income partially offset by increases in non-interest expenses and income tax expense. The annualized return on average assets was 1.03% and .76% for the three months ended September 30, 2000, and 1999, respectively.

Interest income increased $1.7 million or 19.8% from $8.6 million for the three months ended September 30, 1999 to $10.3 million for the same period in 2000. Interest expense increased $750,000 or 15.5% from $4.8 million for the three months ended September 30, 1999, to $5.6 million for the same period in 2000. As a result, net interest income for the three months ended September 30, 2000 increased $1 million or 25.4% compared to the same period in 1999. The increase in net interest income was due primarily to an increase of $43 million in the average outstanding loans receivable and $22.2 million in the average balance of investment securities available for sale. The increase in average loans outstanding was due to increased loan demand. The increase in investment securities available for sale was primarily attributable to the utilization of net proceeds received in conjunction with the Company's stock issuance.

The Company's provision for loan losses for the three-months ended September 30, 2000 was $171,000 compared to $190,000 for the same period in 1999. Mutual Federal reviews all loans on an individual basis when the loan reaches 90 days past due, at which point they are put on non-accrual status. At September 30, 2000 and December 31, 1999, respectively, non-accrual loans were $498,000 and $753,000. The allowance for loan losses was $3.4 million or .71% of net loans and $3.7 million or approximately .82% of net loans at September 30, 2000 and December 31, 1999, respectively.

Non-interest income increased $55,000, or 7.2% for the three months ended September 30, 2000 compared to the same period in 1999 primarily due to transaction account growth resulting in an increase in service fee income of $75,000 and no net trading account activity compared to a trading loss of $45,000 for the three month period ended September 30, 1999. Also, there was a loss of $45,000 in limited partnerships for the three month period ended September 30, 2000, compared to a $10,000 gain in the comparable 1999 period.

Non-interest expense increased $240,000 or 8.3% for the three months ended September 30, 2000 compared to the same period in 1999. Salaries and employee benefits were $1.8 million for the three months ended September 30, 2000 compared to $1.7 million for the 1999 period, an increase of $100,000 or 5.9%. This increase resulted primarily from $100,000 of compensation expense related to the ESOP. Other expenses also increased $134,000 for the three months ended September 30, 2000 compared to the same period in 1999. The increase in other expenses resulted from nominal increases in a variety of expense categories. These increases were partially offset by a $32,000 decrease in deposit insurance expense from the three months ended September 30, 2000 compared to the same period of 1999.

Income tax expense increased $271,000 for the three months ended September 30, 2000 compared to the same period in 1999. The increase was a result of increased taxable income for the period.

Comparison of the operating results for the nine months ended September 30, 2000 and 1999.

Net income was $4.5 million or 84 cents for both basic and diluted earnings per share for the nine-month period ended September 30, 2000. This compared to net income for the comparable period in 1999 of $2.9 million. The increase in earnings was primarily due to an increase in net interest income partially offset by an increase in non-interest expenses and income tax expense. The annualized return on average assets was 1.09% and .79% for the nine-month period ended September 30, 2000, and 1999, respectively.

Interest income increased $4.4 million, or 17.4%, from $25.3 million for the nine months ended September 30, 1999 to $29.7 million for the same period in 2000. Interest expense increased $1,220,000, or 8.7%, from $14.1 million for the nine-months ended September 30, 1999 to $15.3 million the same period in 2000. As a result, net interest income for the nine months ended September 30, 2000 increased $3.2 million, or 28.1%, compared to the same period in 1999. The increase in net interest income was due primarily to a

$48.4 million increase in the average outstanding balance of loans receivable and a $20.4 million increase in the average outstanding balance of investment securities available for sale. The increase in average loans outstanding was due to increased loan demand. The increase in investment securities available for sale was due to the utilization of net proceeds received in conjunction with the Company's stock issuance. Net proceeds of the Company's stock issuance after cost, and excluding the shares issued to the ESOP, were $49.9 million.

The Company's provision for loan losses for the nine months ended September 30, 2000 was $513,000, compared to $570,000 for the same period in 1999. Mutual Federal reviews all loans on an individual basis when the loan reaches 90 days past due, at which point they are put on non-accrual status.

Non-interest income increased $518,000, or 25.6%, for the nine months ended September 30, 2000 compared to the same period in 1999 primarily due to transaction account growth resulting in an increase in service fee income and commissions of $414,000 and a gain of $25,000 on net trading account activity compared to a trading loss of $120,000 for the nine months ended September 30, 1999.

Non-interest expense increased $1.2 million, or 14.1% for the nine months ended September 30, 2000, compared to the same period in 1999. Salaries and employee benefits were $5.5 million for the nine months ended September 30, 2000, compared to $4.9 million for the 1999 period, an increase of $600,000, or 12.3%. This increase resulted primarily from $253,000 of compensation expense related to the ESOP, and the additions to staffing for a new in-store branch opened in 1999. In addition, both the commercial and consumer lending staffs were expanded. Other expenses also increased $591,000 for the nine months ended September 30, 2000, compared to the same period in 1999. The increase in other expenses resulted from nominal increases in a variety of expense categories. These increases were partially offset by a $90,000 decrease in deposit insurance expense from the nine months ended September 30, 2000, compared to the same period in 1999 due to a rate reduction.

Income tax expense increased $876,000 for the nine months ended September 30, 2000, compared to the same period in 1999. The increase was a result of increased taxable income for the period.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by Office of Thrift Supervision regulation at 4%. As of September 30, 2000, Mutual Federal had liquid assets of $40.9 million and a liquidity ratio of 8.31%.

ITEM #3 - Quantitative and Quantitative Disclosures about Market Risk

Presented below as of September 30, 2000 and 1999 is an analysis performed by the OTS (for September 30, 1999) and by Mutual Federal (for September 30, 2000) of Mutual Federal's interest risk as measured by changes in Mutual Federal's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

                               September 30, 2000

                               Net Portfolio Value

The analysis at September 30, 2000 indicates that there have been no material changes in market interest rates for Mutual Federal's interest rate sensitivity instruments which would cause a material change in the market risk exposures which effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company's annual report on Form 10-K for the period ended December 31, 1999.

                                              September 30, 2000

                                              Net Portfolio Value

                                                                                            NPV as % of PV of Assets
             Changes                                                                        ------------------------
             In Rates     $ Amount             $ Change              % Change               NPV Ratio        Change
             --------     --------             --------              --------               ---------        ------
              +300 bp      55,333               -27,879                 -34%                  10.77%         -412 bp
              +200 bp      64,336               -18,875                 -23%                  12.19%         -270 bp
              +100 bp      74,638                -8,574                 -10%                  13.74%         -115 bp
                 0 bp      83,212                                                             14.89%
              -100 bp      91,511                 8,299                  10%                  15.92%         +103 bp
              -200 bp      95,698                12,486                  15%                  16.27%         +138 bp
              -300 bp      96,621                13,409                  16%                  16.09%         +119 bp




                                               September 30, 1999

                                              Net Portfolio Value

                                                                                              NPV as % of PV Asets
             Changes                                                                        ------------------------
             In Rates     $ Amount             $ Change              % Change               NPV Ratio        Change
             --------     --------             --------              --------               ---------        ------
              +300 bp      17,597               -26,726                 -60%                   3.73%         -500 bp
              +200 bp      27,043               -17,280                 -39%                   5.59%         -315 bp
              +100 bp      36,222                -8,101                 -18%                   7.30%         -143 bp
                 0 bp      44,323                                                              8.74%
              -100 bp      50,086                 5,763                  13%                   9.70%          +96 bp
              -200 bp      53,970                 9,647                  22%                  10.30%         +157 bp
              -300 bp      57,798                13,475                  30%                  10.88%         +214 bp


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


                                            MutualFirst Financial, Inc.

Date:   November 10, 2000                   By:  /s/  R. Donn Roberts
                                            -----------------------------------
                                            R. Donn Roberts
                                            President and Chief Executive
                                            Officer


Date:   November 10, 2000                   By:  /s/  Timothy J. McArdle
                                            -----------------------------------
                                            Timothy J. McArdle
                                            Senior Vice President and Treasurer