Form 10-K
period 2000-12-31
MUTUALFIRST FINANCIAL INC
filed 2001-04-02
CIK 1094810

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________________ to __________________

COMMISSION FILE NUMBER 000-27905

MutualFirst Financial, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	35-2085640 (I.R.S. Employer Identification No.)
110 E. Charles Street, Muncie, Indiana (Address of principal executive offices)	47305-2419 (Zip Code)
Registrant's telephone number, including area code: (765) 747-2800

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

             The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock on the Nasdaq National Market on March 1, 2001, was approximately $113.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

            As of March 1, 2001, there were issued and outstanding 8,376,623 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-K--Portions of registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2000.
PART III of Form 10-K--Portions of registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders.

NEXT PAGE

Item 1. Business

General

            MutualFirst Financial, Inc., a Maryland corporation, is a savings and loan holding company which has as its wholly-owned subsidiary Mutual Federal Savings Bank. MFS Financial was formed in September 1999 to become the holding company of Mutual Federal in connection with Mutual Federal's conversion from the mutual to stock form of organization on December 29, 1999. In April 2000, MFS Financial formally changed its corporate name to MutualFirst Financial, Inc. ("MutualFirst"). The words "we," "our" and "us" refer to MutualFirst and Mutual Federal on a consolidated basis, except that references to us prior to December 29, 1999 refer only to Mutual Federal.

            At December 31, 2000, we had total assets of $770 million, deposits of $515 million and stockholders' equity of $130 million. Our executive offices are located at 110 E. Charles Street, Muncie, Indiana 47305-2400.

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

            On December 8, 2000, MutualFirst Financial, Inc. completed a strategic alliance with Marion Capital Holdings, Inc. ("Marion Capital") in Marion, Indiana. Marion Capital had assets totaling $198.3 million and equity of $30.3 million held primarily through its wholly owned subsidiary, First Federal Saving Bank of Marion. MutualFirst issued approximately 2.5 million MutualFirst shares to Marion Capital shareholders in exchange for their Marion Capital shares. The combination was accounted for using the purchase accounting method and created no goodwill.

Forward-Looking Statements

            This Form 10-K contains various forward-looking statements which are based on assumptions and describe our future plans and strategies and our expectations. These forward-looking statements are generally identified by words such as "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words. Our ability to predict results or the actual

NEXT PAGE

effect of future plans or strategies is uncertain. Factors which could cause actual results to differ materially from those estimated include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of our loan and investment portfolios, demand for our loan products, deposit flows, our operating expenses, competition, demand for financial services in our market areas and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not rely too much on these statements.

Market Areas

            We are a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Muncie, Indiana and with our recent merger with Marion Capitol Holdings, Inc., we offer our financial services through 17 retail offices primarily serving Delaware, Randolph, Kosciusko and Grant counties in Indiana. We also originate mortgage loans in contiguous counties and we originate indirect consumer loans throughout Indiana and western Ohio. See "Lending Activities -- Consumer and Other Lending."

Lending Activities

            General. Our mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. At December 31, 2000, our net loan portfolio totaled $643 million, which constituted 83.5% of our total assets.

            Loans up to $550,000 may be approved by individual loan officers. Loans in excess of $550,000, but not in excess of $1.0 million, require the signatures of the recommending officer and any two signatures from the Executive Loan Committee. Loans in amounts greater than $1.0 million, but not to exceed $1.5 million, require the signatures of the recommending officer and any three Executive Loan Committee members. All loans in excess of $1.5 million and loans of any amount to a borrower whose aggregate debt will exceed $3.0 million must be approved by the Board of Directors.

            At December 31, 2000, the maximum amount which we could lend to any one borrower and the borrower's related entities was approximately $15.6 million. At December 31, 2000, our largest lending relationship to a single borrower or a group of related borrowers consisted of ten loans to a local developer/entrepreneur and related entities totaling $3.6 million. Although the relationship dates back to 1980, 88.2% of the outstanding debt has been originated since June 30, 1998, and consists of refinancing existing debt. The loans are diverse and are secured by apartment complexes, medical facilities and a bank branch, each with independent income streams to support debt service requirements. Each of the loans to this group of borrowers was current and performing in accordance with its terms at December 31, 2000.

NEXT PAGE

            The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2000		1999		1998		1997		1996
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family(1)	$392,832	60.19%	$286,578	63.70%	$264,461	65.42%	$266,971	65.77%	$244,518	63.17%
Multi-family	9,787	1.50	5,544	1.23	6,282	1.56	7,694	1.90	9,598	2.48
Commercial	53,197	8.15	14,559	3.24	10,293	2.54	8,131	2.00	7,878	2.03
Construction and development	13,591	2.08	12,470	2.77	11,805	2.92	10,385	2.56	22,040	5.69
Total real estate loans	469,407	71.92	319,151	70.94	292,841	72.44	293,181	72.23	284,034	73.37

Other Loans:
Consumer Loans:
Automobile	28,909	4.43	19,887	4.42	17,820	4.41	19,977	4.92	20,164	5.21
Home equity	17,428	2.67	10,585	2.36	10,253	2.54	11,366	2.80	10,885	2.81
Home improvement	23,304	3.57	14,588	3.24	12,108	2.99	14,485	3.57	12,066	3.12
Manufactured housing	9,865	1.51	12,305	2.74	15,466	3.83	20,017	4.93	24,933	6.44
R.V.	34,744	5.32	25,629	5.70	19,100	4.72	14,564	3.59	11,503	2.97
Boat	35,180	5.39	32,374	7.20	23,608	5.84	21,553	5.31	17,244	4.45
Other	7,508	1.15	4,554	1.01	5,753	1.42	5,585	1.38	5,676	1.47
Total consumer loans	156,938	24.04	119,922	26.67	104,108	25.75	107,547	26.50	102,471	26.47
Commercial business loans	26,375	4.04	10,764	2.39	7,285	1.81	5,211	1.27	596	0.16
Total other loans	183,313	28.08	130,686	29.06	111,393	27.56	112,758	27.77	103,067	26.63
Total loans receivable, gross(1)	652,720	100.00%	449,837	100.00%	404,234	100.00%	405,939	100.00%	387,101	100.00%

Less:
Undisbursed portion of loans	5,247		4,844		3,353		3,998		6,073
Deferred loan fees and costs	(2,274)		(1,446)		(689)		(440)		(252)
Allowance for losses	6,472		3,652		3,424		3,091		2,990
Total loans receivable, net	$643,275		$442,787		$398,146		$399,290		$378,290
_______________
(1) Includes loans held for sale.

NEXT PAGE

            The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2000		1999		1998		1997		1996
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family(1)	$179,656	27.52%	$178,033	39.58%	$163,262	40.39%	$141,024	34.74%	$132,095	34.12%
Multi-family	3,248	0.50	2,270.50		2,656	0.66	2,485	0.61	3,161	0.82
Commercial	10,197	1.56	6,220	1.38	2,398	0.59	1,447	0.36	1,280	0.33
Construction and development	6,713	1.03	5,043	1.12	8,076	2.00	4,108	1.01	11,271	2.91
Total real estate loans	199,814	30.61	191,566	42.58	176,392	43.64	149,064	36.72	147,807	38.18

Consumer	137,003	20.99	106,563	23.69	93,855	23.22	96,181	23.70	91,586	23.66
Commercial business	11,607	1.78	3,320.74		1,972	0.49	4,454	1.09	596	0.16
Total fixed-rate loans	348,424	53.38	301,449	67.01	272,219	67.35	249,699	61.51	239,989	62.00

Adjustable-Rate Loans:
Real estate:
One- to four-family	213,176	32.66	108,545	24.13	101,199	25.03	125,947	31.03	112,423	29.05
Multi-family	6,539	1.00	3,274.73		3,626	0.90	5,209	1.29	6,437	1.66
Commercial	43,000	6.59	8,339	1.85	7,895	1.95	6,684	1.64	6,598	1.70
Construction and development	6,878	1.05	7,427	1.65	3,729	0.92	6,277	1.55	10,769	2.78
Total real estate loans	269,593	41.30	127,585	28.36	116,449	28.80	144,117	35.51	136,227	35.19

Consumer	19,935	3.06	13,359	2.97	10,253	2.53	11,366	2.80	10,885	2.81
Commercial business	14,768	2.26	7,444	1.66	5,313	1.32	757	0.18	---	---
Total adjustable-rate loans	304,296	46.62	148,388	32.99	132,015	32.65	156,240	38.49	147,112	38.00
Total loans(1)	652,720	100.00%	449,837	100.00%	404,234	100.00%	405,939	100.00%	387,101	100.00%

Less:
Undisbursed portion of loans	5,247		4,844		3,353		3,998		6,073
Deferred loan fees and costs	(2,274)		(1,446)		(689)		(440)		(252)
Allowance for loan losses	6,472		3,652		3,424		3,091		2,990
Total loans receivable, net	$643,275		$442,787		$398,146		$399,290		$378,290
________________
(1) Includes loans held for sale.

NEXT PAGE

            The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to Four-Family(3)		Multi-family and Commercial		Construction and Development(1)		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Years Ending December 31,
2001(2)	$ 851	8.011%	$ 659	10.121%	$ 792	9.024%	$ 7,271	10.219%	$ 9,441	9.961%	$ 19,014	9.939%
2002	600	8.609	276	8.479	129	10.081	5,205	9.386	2,078	9.655	8,288	9.378
2003	2,400	7.669	1,655	8.778	---	---	8,895	9.135	1,403	9.965	14,353	8.930
2004 and 2005	5,325	8.532	5,330	8.933	748	9.707	30,634	9.081	6,715	9.538	48,752	9.076
2006 to 2007	10,514	8.057	4,950	8.556	353	9.095	14,592	9.426	2,520	9.628	32,929	8.870
2008 to 2022	182,330	7.733	49,487	8.842	4,466	8.646	90,085	9.413	4,218	7.697	330,586	8.369
2023 and following	186,899	7.514	627	9.290	7,103	8.252	256	11.191	---	0.000	194,885	7.551
Total	$388,919		$62,984		$13,591		$156,938		$26,375		$648,807
_______________
(1) Once the construction phase has been completed, these loans will automatically convert to permanent financing.
(2) Includes demand loans, loans having no stated maturity and overdraft loans.
(3) Does not include mortgage loans held for sale.

NEXT PAGE

            The total amount of loans due after December 31, 2001 which have predetermined interest rates is $336 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $294 million.

            One- to Four-Family Residential Real Estate Lending. We focus our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in our market areas. At December 31, 2000, one- to four-family residential mortgage loans totaled $392.8 million, or 60.2% of our gross loan portfolio.

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

            We originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with Freddie Mac and other local financial institutions, and consistent with our internal needs. Adjustable-rate mortgage, or ARM, loans are offered with a six-month, one-year, three-year, five-year or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts consistently with the initial term for the six-month, one-year and three-year terms, respectively, and annually for the five-year and seven-year terms, for the remainder of the term of the loan. We use the weekly average of the appropriate term Treasury Bill Constant Maturity Index to reprice our ARM loans. During fiscal 2000, we originated $18.6 million of one- to four-family ARM loans and $32.7 million of one- to four-family fixed rate mortgage loans. By way of comparison, during fiscal 1999, we originated $23.0 million of one- to four-family ARM loans, and $48.3 million of one- to four-family fixed-rate mortgage loans.

            Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years, and are generally fully amortizing, with payments due monthly. These loans normally remain outstanding, however, for a substantially shorter period of time because of refinancing and other prepayments. A significant change in interest rates could alter considerably the average life of a residential loan in our portfolio. Our one- to four-family loans are generally not assumable, do not contain prepayment penalties and do not permit negative amortization of principal. Most are written using underwriting guidelines which make them saleable in the secondary market. Our real estate loans generally contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

            Our one- to four-family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years, with payments due monthly. Our ARM loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, and a periodic

NEXT PAGE

adjustment on the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds. We offer a one-year ARM loan that is convertible into a fixed-rate loan. When these loans convert, they are usually sold in the secondary market.

            In order to remain competitive in our market areas, we originate ARM loans at initial rates below the fully indexed rate. ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default. We have not experienced difficulty with the payment history for these loans. See "Asset Quality -- Non-performing Assets" and "-- Classified Assets." At December 31, 2000, our one- to four-family ARM loan portfolio totaled $213.2 million, or 32.7% of our gross loan portfolio. At that date, the fixed-rate one- to four-family mortgage loan portfolio totaled $179.7 million, or 27.5% of our gross loan portfolio.

            Multi-family and Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate loans for acquisition, renovation or construction. These loans are secured by the real estate and improvements financed. The collateral securing these loans ranges from industrial commercial buildings, churches, office buildings and multi-family housing complexes. At December 31, 2000, multi-family and commercial real estate loans totaled $63 million, or 9.7% of our gross loan portfolio.

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

NEXT PAGE

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

            Construction and Development Lending. We originate construction loans primarily secured by existing residential building lots. We make construction loans to builders and to individuals for the construction of their residences. Substantially all of these loans are secured by properties located within our market areas. At December 31, 2000, we had $13.6 million in construction and development loans outstanding, representing 2.1% of our gross loan portfolio.

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

            Consumer and Other Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2000, our consumer loan portfolio totaled $156.9 million, or

NEXT PAGE

24% of our gross loan portfolio. We offer a variety of secured consumer loans, including home equity and lines of credit, home improvement, auto, boat and recreational vehicle, manufactured housing and loans secured by savings deposits. We also offer a limited amount of unsecured loans. We originate our consumer loans both in our market areas and throughout Indiana and western Ohio.

            At December 31, 2000, our home equity loans, including lines of credit, and home improvement loans totaled $40.7 million, or 6.2% of our gross loan portfolio. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. The term to maturity on our home equity and home improvement loans may be up to 15 years. Home equity lines of credit have a maximum term to maturity of 20 years and require a minimum monthly payment based on the outstanding loan balance per month, which amount may be reborrowed at any time. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

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

            At December 31, 2000, auto loans totaled $28.9 million, or 4.4% of our gross loan portfolio. Auto loans may be written for up to six years and usually have fixed rates of interest. Loan to value ratios are up to 100% of the sale price for new autos and 110% of value on used cars, based on valuation from official used car guides.

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

            For a few of our largest boat and RV dealers, we also offer a program where we pay for each loan on a rate basis, just as with our indirect auto loans. Under this program, however, we pay only a portion of the cash payment due, holding back a reserve in a Mutual Federal savings account. This dealer holdback is released to the dealer pro-rata over the life of the loan.

NEXT PAGE

            We underwrite indirect boat and RV loans using the Fair-Isaacs credit scoring system and, as with our indirect auto loans, tend to accept only the more qualified buyers based on our scoring.

            Loans for boats and recreational vehicles totaled $69.9 million at December 31, 2000, or 10.7% of our gross loan portfolio. This has been the fastest growing portion of our consumer loan portfolio over the past five years. We will finance up to 100% of the purchase price for a new recreational vehicle and 95% for a new boat. The maximum loan to value ratio is 100% for used recreational vehicles and 95% for boats. Values are based on the applicable official used vehicle guides. The term to maturity for these types of loans is up to 10 years for used boats and recreational vehicles and up to 15 years for new boats and recreational vehicles. These loans are generally written with fixed rates of interest.

            At December 31, 2000, manufactured housing loans totaled $9.9 million, or 1.5% of our gross loan portfolio. This amount has decreased significantly over the last five years, due to increased competition. Manufactured housing loans are offered at fixed or adjustable rates of interest for terms up to 25 years, and at a maximum loan to value ratio of 95%.

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

            Commercial Business Lending. At December 31, 2000, commercial business loans totaled $26.4 million, or 4% of our gross loan portfolio. Most of our commercial business loans have been extended to finance local businesses and include short term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial business loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs and agricultural purposes such as seed, farm equipment and livestock.

            The terms of loans extended on the security of machinery and equipment are based on the projected useful life of the machinery and equipment, generally not to exceed seven years. Lines of credit generally are available to borrowers for up to 13 months, and may be renewed by us.

            We issue a few financial-based standby letters of credit which are offered at competitive rates and terms and are generally on a secured basis. We are attempting to expand our volume of commercial business loans.

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

NEXT PAGE

            Unlike residential mortgage loans, commercial business loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may substantially depend on the success of the business itself (which, in turn, often depends in part upon general economic conditions). Our commercial business loans are usually secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

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

NEXT PAGE

            The following table shows our loan origination, purchase, sale and repayment activities for the years indicated.

	Year Ended December 31,
	2000	1999	1998
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one- to four-family	$18,565	$23,002	$ 19,835
- multi-family	1,356	37	1,051
- commercial	8,626	3,008	2,701
- construction or development	8,285	8,710	4,160
Non-real estate - consumer	---	---	---
- commercial business	5,417	611	3,003
Total adjustable-rate	42,249	35,368	30,750
Fixed rate:
Real estate - one- to four-family	32,716	48,307	96,672
- multi-family	---	---	514
- commercial	709	4,032	1,240
- construction or development	6,141	8,486	7,297
Non-real estate - consumer	53,130	47,925	32,492
- - commercial business	4,969	491	810
Total fixed-rate	97,665	109,241	139,025
Total loans originated	139,914	144,609	169,775

Purchases(1):
Real estate - one- to four-family	113,064	3,324	---
- multi-family	49,035	---	---
- commercial	2,036	---	325
- construction or development	2,229	---	---
Non-real estate - consumer	4,168	---	---
- commercial business	9,819	---	---
Total loans purchased	180,351	3,324	325

Sales and Repayments:
Sales:
Real estate - one- to four-family	7,866	---	35,123
- multi-family	---	---	---
- commercial	---	---	---
- construction or development	---	---	---
Non-real estate - consumer	---	---	---
- - commercial business	---	---	---
Total loans sold	7,866	---	35,123
Principal repayments	112,549	100,480	135,909
Total reductions	120,415	100,480	171,032
Increase (decrease) in other items, net	3,033	(1,850)	(773)
Net increase (decrease)	$202,883	$ 45,603	$ (1,705)
_____________
(1) Includes loans acquired in the merger with Marion Capital Holdings, Inc.

NEXT PAGE

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

            For consumer loans, a similar process is followed, with the initial written contact being made once the loan is 30 days past due.

            Delinquent Loans. The following table sets forth, as of December 31, 2000, our loans delinquent 60 - 89 days by type, number, amount and percentage of type.

	Loans Delinquent For:
	60-89 Days
	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	45	$1,827.465%
Multi-family	0	0	0
Commercial	0	0	0
Construction and development	0	0	0

Consumer	111	1,017.648
Commercial business	0	0	0

Total	156	$2,844.436%

NEXT PAGE

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

	December 31,
	2000	1999	1998	1997	1996
	(Dollars in Thousands)

Non-accruing loans:
One- to four-family	$ 710	$ 385	$ 500	$ 243	$ 558
Multi-family	---	---	---	---	---
Commercial real estate	1,548	---	31	108	471
Construction and development	---	---	---	---	---
Consumer	761	368	485	331	---
Commercial business	---	---	---	---	---
Total	3,022	753	1,016	682	1,029

Accruing loans delinquent 90 days or more:
One- to four-family	232	16	88	27	8
Multi-family	---	---	---	---	---
Commercial real estate	137	12	---	---	---
Construction and development	---	---	---	---	---
Consumer	31	---	10	51	507
Commercial business	---	---	---	---	---
Total	400	28	98	78	515
Total nonperfoming loans	3,422	781	1,114	760	1,544

Foreclosed assets:
One- to four-family	80	304	46	83	20
Multi-family	---	---	---	---	---
Commercial real estate	764	425	---	1,498	---
Construction and development	---	---	---	---	---
Consumer	90	122	223	486	561
Commercial business	---	---	---	---	---
Total	934	851	269	2,067	581

Total non-performing assets	$4,356	$1,632	$1,383	$2,827	$2,125
Total as a percentage of total assets	0.56%	0.30%	0.29%	0.62%	0.49%

            For the year ended December 31, 2000, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $126,900. The amount included in interest income on these loans for the year ended December 31, 2000 was $81,300.
            At December 31, 1997, foreclosed commercial real estate consisted of two properties acquired during 1997 from a troubled debtor. The properties, comprised of a 50 unit apartment building and a food pantry, were sold in 1998.

NEXT PAGE

            At December 31, 2000, foreclosed commercial real estate consisted of an office building in Muncie, which is currently being offered for sale and the remaining condominium units in a project acquired from a troubled debtor. Based on the sales of other units in this project, the condominiums are expected to generate sufficient funds to result in 100% recovery of the outstanding principal. In addition, one residential property was acquired in 2000 with a book value of $62,000. This property is also being offered for sale.

            Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 2000, there was an aggregate of $3.4 million in loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the abilities of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

            Included in the $3.4 million above are one multi-family loan totaling $419,000, two commercial business loans totaling $96,000 and four nursing home loans totaling $2.9 million. All of these loans, according to financial statements submitted by the borrowers, indicate insufficient cash flow to meet all expenses. All of the above loans were current as of December 31, 2000.

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

NEXT PAGE

            In connection with the filing of Mutual Federal's periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review, at December 31, 2000, we had classified $4.1 million of Mutual Federal's assets as substandard and $883,000 as loss. We did not classify any assets as doubtful. The total amount classified represented 4.8% of our stockholders' equity and 0.65% of our assets at December 31, 2000.

            Provision for Loan Losses. We recorded a provision for loan losses during the year ended December 31, 2000 of $685,000, compared to $760,000 million for the year ended December 31, 1999 and $1.3 million for the year ended December 31, 1998. The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under "-- Allowance for Loan Losses." The provision for loan losses during the year ended December 31, 2000 was based on management's review of such factors which indicated that the allowance for loan losses was adequate to cover losses inherent in the loan portfolio as of December 31, 2000.

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

NEXT PAGE

evaluation date, management's evaluation of the loss related to this condition is reflected in the unallocated allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

            The allowance for loan losses is based on estimates of losses inherent in the loan portfolio. Actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. Due to the loss of numerous manufacturing jobs in the local community during recent years and the increase in higher risk loans, like consumer and commercial loans, as a percentage of total loans, management has concluded that our allowance for loan losses should be greater than historical loss experience would otherwise indicate.

            At December 31, 2000, our allowance for loan losses was $6.5 million, or 1.01% of the total loan portfolio, and approximately 189% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that are susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.

NEXT PAGE

            The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2000	1999	1998	1997	1996
	(Dollars in Thousands)

Balance at beginning of period	$3,652	$3,424	$3,091	$2,990	$2,754

Charge-offs:
One- to four-family	504	63	446	3	30
Multi-family	75	---	38	---	---
Commercial real estate	50	167	43	237	---
Construction and development	---	---	---	---	---
Consumer	453	421	511	450	353
Commercial business	12	---	---	---	---
	1,094	651	1,038	690	383

Recoveries:
One- to four-family	23	81	40	47	6
Multi-family	---	---	---	---	---
Commercial real estate	---	7	---	---	---
Construction and development	---	---	---	---	---
Consumer	34	31	66	44	43
Commercial business	---	---	---	---	---
	57	119	106	91	49

Net charge-offs	1,037	532	932	599	334
Amount acquired with Marion purchase	3,172	---	---	---	---
Provisions charged to operations	685	760	1,265	700	570
Balance at end of period	$6,472	$3,652	$3,424	$3,091	$2,990

Ratio of net charge-offs during the period to average loans outstanding during the period	0.22%	0.13%	0.23%	0.15%	0.09%

Allowance as a percentage of non-performing loans	189.13%	467.61%	307.36%	406.71%	193.65%

Allowance as a percentage of total loans (end of period)	1.01%	0.82%	0.85%	0.77%	0.78%

NEXT PAGE

            The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	December 31,
	2000			1999			1998			1997			1996
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family	$1,106	$392,832	60.19%	$1,038	$286,578	63.70%	$1,181	$264,461	65.42%	$ 583	$266,971	65.77%	$ 683	$244,518	63.17%
Multi-family	610	9,787	1.50	55	5,544	1.23	57	6,282	1.56	275	7,694	1.90	363	9,598	2.48
Commercial real estate	1,550	53,197	8.15	300	14,559	3.24	174	10,293	2.54	234	8,131	2.00	282	7,878	2.03
Construction or development	68	13,591	2.08	62	12,470	2.77	59	11,805	2.92	52	10,385	2.56	110	22,040	5.69
Consumer	2,505	156,938	24.04	1,647	119,922	26.67	1,535	104,108	25.75	1,480	107,547	26.50	1,367	102,471	26.47
Commercial business	455	26,375	4.04	215	10,764	2.39	146	7,285	1.81	104	5,211	1.27	12	596	0.16
Unallocated	178	---	---	335	---	---	272	---	---	363	---	---	173	---	---
Total	$6,472	$652,720	100.00%	$3,652	$449,837	100.00%	$3,424	$404,234	100.00%	$3,091	$405,939	100.00%	$2,990	$387,101	100.00%

NEXT PAGE

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

            Our investment securities currently consist of U.S. Agency securities, mortgage-backed securities, marketable equity securities (which consist of shares in mutual funds that invest in government obligations, corporate obligations and mortgage-backed securities) and corporate obligations. See Note 5 of the Notes to Consolidated Financial Statements contained in our Annual Report to Stockholders, filed as Exhibit 13 to this Form 10-K. Our mortgage-backed securities portfolio currently consists of securities issued under government-sponsored agency programs.

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

            At times over the past several years, we also have maintained a trading portfolio of U.S. Government securities. At December 31, 2000, we did not maintain a trading portfolio. However, we are permitted by the board of directors to have a portfolio of up to $5.0 million, and to trade up to $2.0 million in these securities at any one time. See Note 5 of the Notes to

NEXT PAGE

Consolidated Financial Statements contained in our Annual Report to Stockholders, filed as Exhibit 13 to this Form 10-K.

            Mutual Federal has investments in six separate Indiana limited partnerships that were organized to construct, own and operate four multi-unit apartment complexes in the Indianapolis area, one in Findley, Ohio and one in Niles, Michigan (the Pedcor Projects). The general partner in each of these Pedcor Projects is Pedcor Investments. We have no financial or other relationships with Pedcor Investments. The four Indianapolis area Pedcor Projects and the Pedcor project located in Niles, Michigan, are operated as multi-family, low and moderate-income housing projects, and have been performing as planned for several years. The Findley, Ohio Pedcor Project, which also is operated as a multi-family, low and moderate-income housing project, was completed in 2000. At the inception of the Findley, Ohio Pedcor Project in February 1998, we invested $2.1 million and committed to invest an additional $1.9 million. As of December 31, 2000, $1.7 million of this commitment remained payable over the next nine years. At the inception of the Niles, Michigan Project in August 1997, we committed to invest $3.6 million over ten years. As of December 31, 2000, $2.4 million remained payable over the next seven years.

            A low and moderate-income housing project qualifies for certain federal income tax credits if (1) it is a residential rental property, (2) the units are used on a non-transient basis, and (3) at least 20% of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% or less of the area median gross income. Qualified low-income housing projects generally must comply with these and other rules for 15 years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitation as the use of general business credit, but no basis reduction is required for any portion of the tax credit claimed. As of December 31, 2000, at least 90% of the units in the Indianapolis area Pedcor Projects were occupied, and all of the tenants met the income test required for the tax credits.

            We received tax credits of $158,000 for the year ended December 31, 2000, and $262,000 for each of the years ended December 31, 1999 and 1998 from the Indianapolis Pedcor Projects. We also received a tax credit of $151,000 from the Findley, Ohio project , and $30,000 from the Niles, Michigan project. Additionally, the Pedcor Projects have incurred operating losses in the early years of their operations primarily due to accelerated depreciation of assets. We have accounted for our investment in five of the six Pedcor Projects on the equity method. Accordingly, we have recorded our share of these losses as reductions to Mutual Federal's investment in the Pedcor Projects. Mutual Federal has less than a 20% ownership interest in the remaining Pedcor Project, and we have recorded its investment in this project at amortized cost.

NEXT PAGE

            The following summarizes Mutual Federal's equity in the Pedcor Projects' losses and tax credits recognized in our consolidated financial statements.

	For the Year Ended December 31,
	2000	1999	1998
	(In Thousands)

Investments in Pedcor low income housing projects	$6,437	$5,275	$5,266

Equity in losses, net of income tax effect	$ (127)	$ (7)	$ (9)
Tax credit	339	262	262
Increase in after tax income from Pedcor Investments	$ 212	$ 255	$ 253

            See Note 8 of the Notes to Consolidated Financial Statements contained in our Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K for additional information regarding our limited partnership investments.

NEXT PAGE

            The following table sets forth the composition of our investment and mortgage-related securities portfolio and other investments at the dates indicated. As of December 31, 2000, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2000		1999		1998
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Investment securities held-to-maturity:
Federal agency obligations	$ 9,400	$ 9,274	$10,200	$ 9,787	$ 6,220	$ 6,220
Corporate obligations	989	989	2,099	2,079	4,634	4,651
Municipal obligations	150	150	150	150	150	150
Total investment securities held to maturity	10,539	10,413	12,449	12,016	11,004	11,021

Investment securities available-for-sale:
Mutual funds	7,925	7,754	5,781	5,587	7,761	7,625
Federal agency obligations	4,364	4,420	2,416	2,382	1,244	1,286
Mortgage-backed securities	7,934	7,979	9,517	9,387	5,129	5,297
Collateralized mortgage obligations	4,529	4,584	4,584	4,536	---	---
Corporate obligations	10,300	10,405	7,781	7,707	---	---
Total investment securities held for sale	35,052	35,142	30,079	29,599	14,134	14,208

Trading account securities:
U.S. Treasury obligations	---	---	1,447	1,235	---	---
Total trading account securities	---	---	1,447	1,235	---	---

Total investment securities	45,591	45,555	43,975	42,850	25,138	25,229
Investment in limited partnerships	6,437	N/A	5,275	N/A	5,266	N/A
Investment in insurance company	590	N/A	590	N/A	590	N/A
Federal Home Loan Bank stock	6,993	N/A	5,339	N/A	3,612	N/A

Total investments	$ 59,611		$55,179		$34,606

NEXT PAGE

            The following table indicates, as of December 31, 2000, the composition and maturities of our investment securities and mortgage-backed securities portfolio, excluding Federal Home Loan Bank stock and our trading securities.

	Due in
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in Thousands)

Corporate obligations	$ 1,497	$ 9,319	$ 473	$ ---	$ 11,289	$ 11,394
Federal agency obligations	1,500	8,888	1,988	1,388	13,764	13,694
Municipal obligations	---	---	---	150	150	150
Mutual funds	7,925	---	---	---	7,925	7,754
Mortgage-backed securities:
Freddie Mac	---	345	---	1,291	1,636	1,646
Fannie Mae	---	583	485	4,889	5,957	5,992
Ginnie Mae	---	---	---	1,221	1,221	1,232
Other	---	---	---	3,649	3,649	3,693
	$10,922	$ 19,135	$2,946	$12,588	$45,591	$45,555

Weighted average yield	6.28%	6.35%	6.70%	6.94%	6.52%

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

NEXT PAGE

            The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	December 31,
	2000		1999		1998
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Transactions and Savings Deposits:

Passbook accounts	$ 48,189	9.36%	$ 39,792	10.91%	$ 42,242	11.54%
NOW and demand accounts	76,982	14.96	52,560	14.42	57,239	15.64
Money market accounts	43,898	8.53	42,091	11.54	33,686	9.20

Total non-certificates	169,069	32.85	134,443	36.87	133,167	36.38

Certificates:

0.00 - 1.99%	---	---	---	---	---	---
2.00 - 3.99%	35.01		5,494	1.51	8,691	2.38
4.00 - 5.99%	134,795	26.19	185,993	51.01	171,455	46.85
6.00 - 7.99%	209,151	40.63	36,957	10.14	50,928	13.91
8.00 - 9.99%	1,660.32		1,717.47		1,758	0.48
10.00% and over	---	----	---	---	---	---

Total certificates	345,641	67.15	230,161	63.13	232,832	63.62
Total deposits	$514,710	100.00%	$364,604	100.00%	$365,999	100.00%

NEXT PAGE

            The following table shows rate and maturity information for our certificates of deposit as of December 31, 2000.

	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	8.00- 9.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

March 31, 2001	$ 29	$50,295	$ 22,104	$ ---	$ 72,428	20.95%
June 30, 2001	---	32,788	39,185	---	71,973	20.82
September 30, 2001	---	11,407	34,812	---	46,219	13.37
December 31, 2001	---	8,301	19,110	---	27,411	7.93
March 31, 2002	---	3,852	10,472	---	14,324	4.14
June 30, 2002	6	2,912	20,042	40	23,000	6.65
September 30, 2002	---	4,274	11,891	651	16,816	4.87
December 31, 2002	---	2,769	3,036	459	6,264	1.81
March 31, 2003	---	2,011	1,314	279	3,604	1.04
June 30, 2003	---	1,895	707	139	2,741	0.79
September 30, 2003	---	1,934	388	89	2,411	0.70
December 31, 2003	---	1,052	246	3	1,301	0.38
Thereafter	---	11,305	45,844	---	57,149	16.55

Total	$ 35	$134,795	$209,151	$ 1,660	$ 345,641	100.00%

Percent of total	0.01%	39.00%	60.51%	.48%	100.00%

            The following table indicates, as of December 31, 2000, the amount of our certificates of deposit and other deposits by time remaining until maturity.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(In Thousands)

Certificates of deposit less than $100,000	$49,039	$59,196	$61,758	$100,332	$270,325

Certificates of deposit of $100,000 or more	7,639	11,002	11,872	27,278	57,791

Public funds (1)	15,750	1,775	---	---	17,525

Total certificates of deposit	$72,428	$71,973	$73,630	$127,610	$345,641
_______________

(1) Deposits from governmental and other public entities.

            Borrowings. Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from

NEXT PAGE

the Federal Home Loan Bank of Indianapolis and securities sold under agreement to repurchase. See Notes 10 and 11 of the Notes to Consolidated Financial Statements contained in our Annual Report to Stockholders, filed as Exhibit 13 to this Form 10-K.

            We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2000, we had $112.5 million in Federal Home Loan Bank advances outstanding.

            The following table sets forth, for the years indicated, the maximum month-end balance and average balance of Federal Home Loan Bank advances, securities sold under agreement to repurchase and other borrowings.

	Year Ended December 31,
	2000	1999	1998
	(In Thousands)
Maximum Balance:
FHLB advances	$112,807	$99,039	$63,754
Securities sold under agreements to repurchase	830	895	---
Other borrowings	3,640	1,799	1,830

Average Balance:
FHLB advances	$65,600	$60,220	$55,232
Securities sold under agreements to repurchase	128	400	---
Other borrowings	1,889	1,784	1,685

NEXT PAGE

            The following table sets forth certain information as to our borrowings at the dates indicated.

	December 31,
	2000	1999	1998
	(Dollars in Thousands)
FHLB advances	$112,542	$72,289	$50,632
Securities sold under agreements to repurchase	---	840	---
Other borrowings	3,640	1,768	1,830

Total borrowings	$116,182	$74,897	$52,462

Weighted average interest rate of FHLB advances	6.16%	5.69%	5.50%

Weighted average interest rate of securities sold under agreements to repurchase	---%	5.50%	---%

Weighted average interest rate of other borrowings	---%	---%	---%

Subsidiary and Other Activities

            As a federally chartered savings bank, Mutual Federal is permitted by Office of Thrift Supervision regulations to invest up to 2% of its assets, or $15.3 million at December 31, 2000, in the stock of, or unsecured loans to, service corporation subsidiaries. Mutual Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes.

            At December 31, 2000, Mutual Federal had three active subsidiaries, First M.F.S.B. Corporation, Third M.F.S.B. Corporation and First Marion Service Corporation. First M.F.S.B. owns stock in Family Financial Life Insurance Company, a life and accident and health insurance company chartered in Indiana. Family Financial Life primarily sells mortgage and credit life insurance, as well as accident and disability insurance. It also issues and services annuity contracts. As of December 31, 2000, Mutual Federal's total investment in this subsidiary was $780,000. For the year ended December 31, 2000, First M.F.S.B. reported net income of $61,800, which consisted of dividends from Family Financial Life.

            Third M.F.S.B., which does business as Mutual Financial Services, offers tax-deferred annuities, long-term health and life insurance products. All securities related products and services made available through Mutual Financial Services are offered by a third party independent broker-dealer. As of December 31, 2000, Mutual Federal's total investment in this subsidiary was $76,200. For the year ended December 31, 2000, Third M.F.S.B. reported net income of $157,500, which consisted of commissions less expenses.

            First Marion Service Corporation ("First Marion") is engaged in the sale of tax deferred annuities and mutual funds pursuant to an arrangement with several independent brokers. In

NEXT PAGE

addition, First Marion provides 100% financing to borrowers of the Bank by providing 20% second mortgages behind the Bank's 80% mortgage. Such loans amounted to $2.6 million at December 31, 2000. This service corporation will be dissolved in the first quarter of 2001 and the assets and liabilities will be merged into the Bank.

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

Employees

            At December 31, 2000, we had a total of 188 full-time and 61 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

HOW WE ARE REGULATED

            Set forth below is a brief description of certain laws and regulations which apply to us. This description, as well as other descriptions of laws and regulations contained in this Form 10-K, is not complete and is qualified in its entirety by reference to the applicable laws and regulations.

            Legislation is introduced from time to time in the United States Congress that may affect our operations. In addition, the regulations by which we are governed may be amended from time to time. Any such legislation or regulatory changes could adversely affect us. We cannot assure you as to whether or in what form any such changes will occur.

General

            Mutual Federal, as a federally chartered savings institution, is subject to federal regulation and oversight by the Office of Thrift Supervision extending to all aspects of Mutual Federal's operations. Mutual Federal also is subject to regulation and examination by the FDIC, which insures the deposits of Mutual Federal to the maximum extent permitted by law, and to requirements of the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and savings

NEXT PAGE

institutions are prohibited from engaging in any activities not permitted by such laws and regulations. This regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders.

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

MutualFirst Financial, Inc.

            Pursuant to regulations of the Office of Thrift Supervision and the terms of MutualFirst's Maryland articles of incorporation, the purpose and powers of MutualFirst are to pursue any or all of the lawful objectives of a thrift holding company and to exercise any of the powers accorded to a thrift holding company.

            If Mutual Federal fails the qualified thrift lender test, MutualFirst must obtain the approval of the Office of Thrift Supervision prior to continuing, directly or through other subsidiaries, any business activity other than those approved for multiple thrift companies or their subsidiaries. In addition, within one year of such failure MutualFirst must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than the activities authorized for a unitary or multiple thrift holding company. See "- Qualified Thrift Lender Test."

Mutual Federal

            The Office of Thrift Supervision has extensive authority over the operations of savings institutions. Mutual Federal is required to file periodic reports with the Office of Thrift Supervision and is subject to periodic examinations by the Office of Thrift Supervision and the FDIC. The last regular Office of Thrift Supervision examination of Mutual Federal was as of September 30, 2000. When these examinations are conducted by the Office of Thrift Supervision and the FDIC, the examiners may require Mutual Federal to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the savings institution's total assets, to fund the operations of the Office of Thrift Supervision. Mutual Federal's Office of Thrift Supervision assessment for the year ended December 31, 2000 was $105,159.

            The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies, including Mutual Federal and MutualFirst. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In

NEXT PAGE

general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Except under certain circumstances, final enforcement actions by the Office of Thrift Supervision must be publicly disclosed.

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

            Mutual Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2000, Mutual Federal's lending limit under this restriction was $15.6 million. Mutual Federal is in compliance with the loans-to-one-borrower limitation.

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

NEXT PAGE

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

            Since January 1, 1997, the premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions has ranged from 0 to 27 basis points. However, insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For both Savings Association Insurance Fund insured institutions, and Bank Insurance Fund insured institutions this assessment is 2.02 basis points for each $100 in domestic deposits. The assessment, which may be revised further based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in the year 2017.

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

            The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2000, Mutual Federal had $1.3 million of intangible assets.

            At December 31, 2000, Mutual Federal had tangible capital of $103.9 million, or 13.6% of adjusted total assets, which is approximately $92.4 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

NEXT PAGE

            The capital standards also require core capital equal to at least 3.0% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings institution must maintain a core capital ratio of at least 4.0% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3.0% ratio. At December 31, 2000, Mutual Federal had $1.3 million of intangible assets which were subject to these tests.

            At December 31, 2000, Mutual Federal had core capital equal to $103.9 million, or 13.6% of adjusted total assets, which is $81 million above the minimum requirement of 3.0% in effect on that date.

            The Office of Thrift Supervision also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The Office of Thrift Supervision is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2000, Mutual Federal had $ 5.7 million of general loan loss reserves, which was less than 1.25% of risk-weighted assets.

            In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the Office of Thrift Supervision has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

            As of December 31, 2000, Mutual Federal had total risk-based capital of $109.6 million and risk-weighted assets of $528.5 million; or total capital of 20.7% of risk-weighted assets. This amount was $67.3 million above the 8.0% requirement in effect on that date.

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

NEXT PAGE

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

NEXT PAGE

Qualified Thrift Lender Test

            All savings institutions, including Mutual Federal, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in the assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2000, Mutual Federal met the test and has always met the test since its effectiveness.

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

Community Reinvestment Act

            Under the Community Reinvestment Act, every FDIC-insured institution is obligated, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of Mutual Federal, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch. An unsatisfactory rating may be used as the basis for the denial of an application. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, Mutual Federal may be required to devote additional funds for investment and lending in its local community. Mutual Federal was examined for Community Reinvestment Act compliance in January 2000, and received a rating of satisfactory.

NEXT PAGE

Transactions with Affiliates

            Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution's capital. Affiliates of Mutual Federal include MutualFirst and any company which is under common control with Mutual Federal. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Office of Thrift Supervision has the discretion to treat subsidiaries of savings institutions as affiliates on a case by case basis.

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

Federal Securities Law

            The common stock of MutualFirst is registered with the SEC under the Securities Exchange Act of 1934. MutualFirst is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

            MutualFirst stock held by persons who are affiliates of MutualFirst may not be resold without registration under the Securities Act of 1933 unless sold in accordance with certain resale restrictions. Affiliates are generally considered to be officers, directors and principal stockholders. If MutualFirst meets specified current public information requirements, each affiliate of MFS Financial is permitted to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

            The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2000, Mutual Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision.

            Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

NEXT PAGE

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

            As a member, Mutual Federal is required to purchase and hold stock in the Federal Home Loan Bank of Indianapolis. At December 31, 2000, Mutual Federal had $7.0 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, Mutual Federal has received substantial dividends on its Federal Home Loan Bank stock. Over the past five fiscal years, these dividends have averaged 8.09% and were 8.25% for 2000.

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

            For the year ended December 31, 2000, dividends paid to Mutual Federal by the Federal Home Loan Bank of Indianapolis totaled $457,000, as compared to $318,000 for the year ended December 31, 1999.

Federal Taxation

             General. We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to us. Mutual Federal's federal income tax returns have been closed without audit by the IRS through its year ended December 31, 1995. MutualFirst and Mutual Federal will file a consolidated federal income tax return for fiscal year 2000, the first taxable year after completion of the conversion.

            Bad Debt Reserves. Prior to the Small Business Job Protection Act, Mutual Federal was permitted to establish a reserve for bad debts under the percentage of taxable income method and to make annual additions to the reserve utilizing that method. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small

NEXT PAGE

Business Job Protection Act, savings associations of Mutual Federal's size may now use the experience method in computing bad debt deductions beginning with their 1996 federal tax return. In addition, federal legislation requires Mutual Federal to recapture, over a six year period, the excess of tax bad debt reserves at December 31, 1997 over those established as of the base year reserve balance as of December 31, 1987. As of December 31, 2000 the amount of Mutual Federal's reserves subject to recapture were approximately $269,000.

             Taxable Distributions and Recapture. Prior to the Small Business Job Protection Act, bad debt reserves created prior to the year ended December 31, 1997 were subject to recapture into taxable income if Mutual Federal failed to meet certain thrift asset and definitional tests. Recent federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should Mutual Federal make certain non-dividend distributions or cease to maintain a thrift/bank charter.

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

             Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. For losses incurred in the taxable years prior to August 6, 1997, the carryback period was three years and the carryforward period was 15 years. At December 31, 2000, we had no net operating loss carryforwards for federal income tax purposes.

            Corporate Dividends-Received Deduction. MutualFirst may eliminate from its income dividends received from Mutual Federal as a wholly owned subsidiary of MFS Financial if it elects to file a consolidated return with Mutual Federal. The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

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

NEXT PAGE

            Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

Executive Officers Who Are Not Directors

            The business experience for at least the past five years for each of our executive officers who do not serve as directors is set forth below.

            Steven R. Campbell. Age 57 years. Mr. Campbell is Senior Vice President of Mutual Federal's Retail Banking Division, a position he has held since 1991. He has been employed by Mutual Federal since 1984.

            David W. Heeter. Age 39 years. Mr. Heeter is Mutual Federal's Vice President of Human Resources, Marketing and Administration. He has served in these positions since 1993, and started with Mutual Federal in 1986.

            Timothy J. McArdle. Age 50 years. Mr. McArdle, a certified public accountant, has served as Senior Vice President of Mutual Federal since 1995, and Treasurer and Controller of Mutual Federal since 1986. He also serves as Senior Vice President, Treasurer and Controller of MutualFirst Financial. He has been employed by Mutual Federal since 1981.

            Stephen C. Selby. Age 55 years. Since 1995, Mr. Selby has served as Senior Vice President of the Operations Division at Mutual Federal. Prior to 1995, he served as Vice President of the Operations Division for nine years. Mr. Selby has served in various other capacities at Mutual Federal since 1964.

Item 2. Description of Property

            At December 31, 2000, we had 17 full service offices. We own the office building in which our home office and executive offices are located. At December 31, 2000, we owned all but two of our other branch offices. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $7.7 million at December 31, 2000.

            We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.

            We utilize a third party service provider to maintain our database of depositor and borrower customer information. At December 31, 2000, the net book value of the data processing and computer equipment utilized by us was $1.3 million.

Item 3. Legal Proceedings

            From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation.

NEXT PAGE

Item 4. Submission of Matters to a Vote of Security Holders

            A special meeting of stockholders of MutualFirst was held on December 1, 2000 at our corporate offices. At the meeting stockholders voted upon three proposals: (1) The approval of an Agreement and Plan of Merger dated June 7, 2000 by and between MutualFirst Financial, Inc. and Marion Capital Holdings, Inc., and the approval of the issuance of shares of MutualFirst common stock in the merger; (2) the ratification of the adoption of the 2000 Stock Option and Incentive Plan; (3) the ratification of the adoption of the 2000 Recognition and Retention Plan. The voting on such matters was as follows:

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Proposal 1	4,051,825	402,493	9,677	0
Proposal 2	3,863,868	542,251	57,876	0
Proposal 3	3,524,136	877,059	62,800	0

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

            The information under the caption "Shareholder Information" in the Company's Annual Report to Stockholders for the year ended December 31, 2000, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 6. Selected Financial Data

            The information under the heading "Selected Financial and Other Data" in the Company's Annual Report to Stockholders for the year ended December 31, 2000, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 2000, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

            The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management and Market Risk" in the Company's Annual Report to Stockholders for the year ended December 31, 2000, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

NEXT PAGE

Item 8. Financial Statements and Supplementary Data

            The consolidated financial statements and notes thereto and supplementary data (selected quarterly financial information) contained in the Company's Annual Report to Stockholders for the year ended December 31, 2000, portions of which are included as Exhibit 13 to this Form 10-K, are incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

            No disclosure under this item is required.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

            Information concerning the Company's directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2001, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation"and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company who are not directors is incorporated herein by reference from Part I of this Form 10-K under the caption "Executive Officers of the Registrant Who Are Not Directors."

Section 16(a) Beneficial Ownership Reporting Compliance

No Disclosure under this item is required.

Item 11. Executive Compensation

            Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2001, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

NEXT PAGE

Item 12. Security Ownership of Certain Beneficial Owners and Management

            Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held April 2001, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

            Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2001, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

            (a)(1) Financial Statements

            The following are contained in the portions of the Company's Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K and are incorporated by reference into Item 8 of this Form 10-K:

            (a)(2) Financial Statement Schedules:
            All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

NEXT PAGE

            (a)(3) Exhibits:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
3(i)	Articles of Incorporation	*
3(ii)	Amended Bylaws	3(ii)
4	Instruments defining the rights of security holders, including indentures:
	Form of MutualFirst Financial, Inc. Common Stock Certificate	*
9	Voting Trust Agreement	None
10	Material contracts: Employment Agreement with R. Donn Roberts Employment Agreement with Timothy J. McArdle Employment Agreement with Steven L. Banks	** ** 10.1
	Form of Supplemental Retirement Plan Income Agreements for R. Donn Roberts, Steven Campbell, David W. Heeter, Timothy J. McArdle and Stephen C. Selby	**
Form of Director Shareholder Benefit Program, as amended, for Steven L. Banks
Form of Executive Shareholder Benefit Program Agreement, as amended, for Steven L. Banks
	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker	10.2 10.3 10.4
	Form of Agreements for Executive Deferred Compensation Plan for R. Donn Roberts, Steven Campbell, David W. Heeter, Timothy J. McArdle and Stephen C. Selby	**
	Registrant's 2000 Stock Option and Incentive Plan	***
	Registrant's 2000 Recognition and Retention Plan	***
11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
13	Annual Report to Security Holders	13
16	Letter re change in certifying accountant	None
18	Letter re change in accounting principles	None
21	Subsidiaries of the registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of Experts and Counsel	23
24	Power of Attorney	None
99	Additional Exhibits	None
____________
* Filed as an exhibit to the Company's Form S-1 registration statement filed on September 16, 1999 (File No. 333-87239) pursuant to Section 5 of the Securities Act of 1933. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

** Filed as an exhibit to the Company's Annual Report on Form 10-K filed on March 30, 2000 (File No. 000-27905). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

*** Filed as an Appendix to the Company's Form S-4/A Registration Statement filed on October 19, 2000 (File No. 333-46510). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

NEXT PAGE

            (b) Reports on Form 8-K

            On December 20, 2000, MutualFirst filed a Current Report on Form 8-K disclosing a press release issued on December 8, 2000 announcing the consummation of the merger with Marion Capital Holdings and the appointment of Steven L. Banks, John M. Dalton, Jon R. Marler and Jerry D. McVicker to MutualFirst's Board of Directors.

NEXT PAGE

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MutualFirst Financial, Inc.

By:	/s/ R. DONN ROBERTS
R. Donn Roberts, President, Chief Executive Officer and Director (Duly Authorized Representative)

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ R. DONN ROBERTS R. Donn Roberts, President, Chief Executive Officer and Director (Principal Executive Officer)	/s/ WILBUR R. DAVIS Wilbur R. Davis, Chairman of the Board

Date: April 2, 2001	Date: April 2, 2001

/s/ LINN A. CRULL Linn A. Crull, Director	/s/ EDWARD J. DOBROW Edward J. Dobrow, Director

Date: April 2, 2001	Date: April 2, 2001

/s/ WILLIAM V. HUGHES William V. Hughes, Director	/s/ JAMES D. ROSEMA James D. Rosema, Director

Date: April 2, 2001	Date: April 2, 2001

/s/ JULIE A. SKINNER Julie A. Skinner, Director	/s/ JERRY D. MCVICKER Jerry D. McVicker

Date: April 2, 2001	Date: April 2, 2001

/s/ STEVEN L. BANKS Steven L. Banks, Director	/s/ JOHN M. DALTON John M. Dalton, Director

Date: April 2, 2001	Date: April 2, 2001

/s/ JON R. MARLER Jon R. Marler, Director	/s/ TIMOTHY J. MCARDLE Timothy J. McArdle, Senior Vice President, Treasurer and Controller (Principal Financial and Accounting Officer)

Date: April 2, 2001	Date: April 2, 2001

NEXT PAGE

INDEX TO EXHIBITS

Number	Description

3(ii)	Amended Bylaws

10.1	Employment Agreement with Steven L. Banks

10.2	Form of Director Shareholder Benefit Program, as amended, for Steven L. Banks

10.3	Form of Executive Shareholder Benefit Program, as amended, for Steven L. Banks

10.4	Form of Director Shareholder Benefit Program, as amended, for Jerry D. McVicker

13	Portions of Annual Report to Security Holders

21	Subsidiaries of the Registrant

23	Consent of Accountants

End.