Form 10-Q
period 2001-03-31
MUTUALFIRST FINANCIAL INC
filed 2001-05-15
CIK 1094810

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM - TO

                     Commission File Number: _______________

                           MUTUALFIRST FINANCIAL, INC.
                           ---------------------------
               (Exact Name of registrant specified in its charter)


           MARYLAND                                         35-2085640
-------------------------------                   ------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)



                             110 East Charles Street
                              Muncie, Indiana 47305
                                 (765) 747-2800
                             -----------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether THE REGISTRANT (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that THE REGISTRANT was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     The number of shares of THE REGISTRANT'S common stock, $0.01 par value, outstanding as of March 31, 2001 was 7,755,414.

                                   FORM 10 - Q
                           MUTUALFIRST FINANCIAL, INC.

                                      INDEX
                                                                         PAGE
PART I - FINANCIAL INFORMATION                                           NUMBER

Item 1. Financial Statements

Consolidated Condensed Balance Sheets at MARCH 31, 2001
  and December 31, 2000                                                     3
Consolidated Condensed Statement of Income for the three
  months ended MARCH 31, 2001 and March 31, 2000                            4
Consolidated Condensed Statement of Stockholders'
 Equity for the three months ended MARCH 31, 2001                           5
Consolidated Condensed Statement of Cash Flows for
 the three months ended March 31, 2001 and March 31, 2000                   6
Notes to Unaudited Consolidated Condensed Financial Statements              7

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          9

Item 3. Quantitative and Qualitative Disclosures about Market Risk         11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 13

Item 2.  Changes in Securities and Use of Proceeds                         13

Item 3.  Defaults Upon Senior Securities                                   13

Item 4.  Submission of Matters to a Vote of Security Holders               13

Item 5.  Other Information                                                 13

Item 6.  Exhibits and Reports on Form 8-K                                  13

Signature Page                                                             14

PART 1     FINANCIAL INFORMATION
ITEM 1.    Financial Statements

                   MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
                      Consolidated Condensed Balance Sheet


                                                                March 31,     December 31,
                                                                   2001           2000
                                                               -----------    ------------
                                                               (Unaudited)
Assets
--------------------
Cash                                                            $18,341,060    $19,913,870
Interest-bearing deposits                                           737,805      1,132,187
                                                              -------------   ------------
 Cash and cash equivalents                                       19,078,865     21,046,057
 Investment securities
 Available for sale                                              34,670,586     35,141,744
 Held to maturity                                                 6,528,618     10,539,129
                                                              -------------   ------------
  Total investment securities                                    41,199,204     45,680,873
Loans Held for Sale                                               8,577,109      3,913,328
Loans                                                           645,591,101    645,834,616
 Allowance for loan losses                                       (5,116,451)    (6,472,430)
                                                              -------------   ------------
Net loans                                                       640,474,650    639,362,186
Premises and equipment                                            8,905,065      9,042,462
Federal Home Loan Bank of Indianapolis stock, at cost             6,993,400      6,993,400
Investment in limited partnerships                                6,237,940      6,437,467
Cash surrender value of life insurance                           23,341,591     23,055,091
Foreclosed real estate                                              889,082        844,438
Interest receivable                                               3,776,201      4,313,175
Core deposit intangibles and goodwill                             1,198,100      1,249,874
Deferred income tax benefit                                       5,225,196      5,407,532
Other assets                                                      3,687,618      3,023,719
                                                              -------------   ------------
  Total assets                                                 $769,584,021   $770,369,602
                                                              =============   ============
Liabilities
--------------------
Deposits
   Non-interest-bearing                                       $  23,985,377   $ 24,485,387
   Interest bearing                                             515,351,667    490,224,150
                                                              -------------   ------------
     Total deposits                                             539,337,044    514,709,537
Federal Home Loan Bank advances                                  96,359,861    112,542,194
Other borrowings                                                  3,655,520      3,639,751
Advances by borrowers for taxes and insurance                     2,538,928      1,452,149
Interest payable                                                  2,209,625      1,372,452
Other liabilities                                                 5,372,716      6,712,127
                                                              -------------   ------------
Total liabilities                                               649,473,694    640,428,210
                                                              -------------   ------------
Stockholders' Equity
--------------------
  Preferred stock, $.01 par value
     Authorized and unissued --- 20,000,000 shares
  Common stock, $.01 par value
     Authorized --- 20,000,000 shares
     Issued and outstanding --- 7,755,414 and 8,379,447 shares      77,554         83,794
  Additional paid-in capital                                    75,434,853     84,553,285
  Retained earnings                                             50,548,377     49,380,571
  Accumulated other comprehensive income                           359,354         55,528
  Unearned employee stock ownership plan (ESOP) shares          (4,052,326)    (4,131,786)
  Unearned recognition and retention plan (RRP) shares          (2,257,485)
                                                              ------------   ------------
     Total stockholders' equity                                120,110,327    129,941,392
                                                              ------------   ------------
     Total liabilities and stockholders' equity               $769,584,021   $770,369,602
                                                              ============   ============

           See notes to consolidated condensed financial statements.

                   MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                            Three Months Ended
                                                                  March 31,
                                                         -----------------------
                                                              2001        2000
                                                         -----------  ----------
Interest Income
---------------
  Loans receivable, including fees                       $13,213,697 $8,705,620
  Trading account securities                                       -      8,192
  Investment seurities:
    Mortgage-backed securities                               212,872    238,139
    Federal Home Loan Bank stock                             137,952    106,186
    Other investments - AFS                                  331,202    284,014
    Other investments - HTM                                  135,068    181,805
  Deposits with financial institutions                        26,349     13,471
                                                          ---------- ----------
     Total interest income                                14,057,140  9,537,427
                                                          ---------- ----------
Interest Expense
----------------
  Passbook savings                                           238,598    200,036
  Certificates of deposit                                  5,447,330  3,279,727
  Daily Money Market accounts                                381,686    320,687
  Demand and NOW acounts                                     228,200    121,268
  Federal Home Loan Bank advances                          1,438,090    809,974
  Other interest expense                                                  5,497
                                                          ---------- ----------
     Total interest expense                                7,733,904  4,737,189
                                                          ---------- ----------
Net Interest Income                                        6,323,236  4,800,238
  Provision for losses on loans                              189,250    171,250
                                                          ---------- ----------
Net Interest Income After Provision for Loan Losses        6,133,986  4,628,988
                                                          ---------- ----------
Other Income
------------
  Service fee income                                         572,895    476,597
  Net trading account profit                                             25,116
  Equity in losses of limited partneships                   (45,391)     (2,547)
  Commissions                                                182,522    127,981
  Net gains on loan sales                                    123,160
  Increase in cash surrender value of life insurance         286,500    120,000
  Other income                                               114,330     86,734
                                                         ----------- ----------
     Total other income                                    1,234,016    833,881
                                                         ----------- ----------
Other Expenses
--------------
  Salaries and employee benefits                           3,196,233  1,848,205
  Net occupancy expenses                                     230,739    179,173
  Equipment expenses                                         232,215    194,699
  Data processing fees                                       204,214    128,284
  Automated teller machine                                   118,135    120,454
  Deposit insurance expense                                   26,091     19,998
  Advertising and promotion                                  159,491    111,255
  Goodwill amortization                                       51,775     58,884
  Other expenses                                             889,061    518,381
                                                         ----------- ----------
     Total other expenses                                  5,107,954  3,179,333
                                                         ----------- ----------
Income Before Income Tax                                   2,260,048  2,283,536
  Income tax expense                                         521,000    776,000
                                                         ----------- ----------
Net Income                                                 1,739,048  1,507,536
                                                         =========== ==========
  Basic earnings per share                                     $0.23      $0.28
  Diluted earnings per share                                   $0.22      $0.28
  Dividends per share                                          $0.08      $0.07


            See notes to consolidated condensed financial statements

                   MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                Three Months Ended
                                                            --------------------------
                                                                     March 31,
                                                            --------------------------
                                                               2001           2000
                                                            ------------   -----------

Operating Activities
  Net income                                                $1,739,048     $1,507,536
  Adjustments to reconcile net income to net
    cash provided by operating activities
   Provision for loan losses                                   189,250        171,250
   Net loss on sale of real estate owned                       143,811         22,819
   Securities amortization (accretion), net                    (10,227)        (9,344)
   ESOP shares earned                                          114,816         71,717
   RRP shares earned                                           773,015
   Equity in losses of limited partnerships                     45,391          2,547
   Amortization of net loan origination costs                  478,227        372,804
   Amortization of core deposit intangibles and goodwill        51,774         58,885
   Depreciation and amortization                               295,748        186,865
   Deferred income tax                                         (20,233)             -
   Loans originated for sale                               (11,340,727)             -
   Proceeds from sales on loans held for sale                6,735,306              -
   Gains on sales of loans held for sale                       (58,360)             -
   Change in:
     Trading account securities                                      -      1,234,884
     Interest receivable                                       536,974        (10,578)
     Other assets                                             (663,899)       167,810
     Interest payable                                          837,173       (174,889)
     Other liabilities                                      (1,339,411)       131,786
     Increase in cash surrender value of life insurance       (286,500)      (120,000)
                                                           -----------    -----------
       Net cash provided (used) by operating activities     (1,778,824)     3,614,092
                                                           -----------    -----------
Investing Activities
  Purchases of securities available for sale                  (684,437)    (3,142,910)
  Proceeds from maturities and paydowns of securities
    available for sale                                       1,676,633        544,096
  Proceeds from maturities and paydowns of securities
    held to maturity                                         4,008,766        254,796
  Net change in loans                                       (1,884,588)    (9,294,573)
  Purchases of premises and equipment                         (158,351)      (102,510)
  Proceeds from real estate owned sales                              -        280,393
  Distribution from limited partnership                        154,136         14,607
  Other investing activities                                   (86,479)       (34,125)
                                                           -----------    -----------
       Net cash provided (used) by investing activities      3,025,680    (11,480,226)
                                                           -----------    -----------
Financing Activities
  Net change in:
    Noninterest-bearing, interest bearing demand and
     savings deposits                                        3,782,711      2,616,842
    Certificates of deposits                                20,844,796     11,657,617
    Short-term borrowings                                            -       (840,000)
  Repayment of note payable                                     15,769              -
  Proceeds from FHLB advances                               79,017,667     58,500,000
  Repayment of FHLB advances                               (95,200,000)   (71,000,000)
  Net change in advances by borrowers for taxes
    and insurance                                            1,086,779        881,134
  Stock repurchased                                        (12,236,578)             -
  Proceeds from exercise of stock options                       46,050              -
  Dividends Paid                                              (571,242)      (407,373)
                                                           -----------    -----------
       Net cash provided (used) by financing activities     (3,214,048)     1,408,220
                                                           -----------    -----------
Net Change in Cash and Cash Equivalents                     (1,967,192)    (6,457,914)

Cash and Cash Equivalents, Beginning of Year                21,046,057     19,983,131
                                                           -----------    -----------
Cash and Cash Equivalents, End of Period                   $19,078,865    $13,525,217
                                                           ===========    ===========
Additional Cash Flows Information
  Interest paid                                             $5,296,813     $4,917,050
  Income tax paid                                              200,000        256,000
  Transfers from loans to foreclosed real estate               104,647      1,237,392
  Mortgage servicing rights capitalized                         64,800              -

            See notes to consolidated condensed financial statements

                   MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
            Consolidated Condensed Statement of Stockholders' Equity
                    For the Three Months Ended March 31, 2001
                                   (Unaudited)


                                      Common Stock
                                  --------------------    Additional
                                    Shares                 paid-in    Comprehensive  Retained
                                  Outstanding   Amount     capital        Income     Earnings
                                  -----------  -------   -----------  -------------  --------
Balances January 1, 2000           8,379,447   $83,794   $84,553,285               $49,380,571

Comprehensive income

   Net income for the period                                            $1,739,048 $ 1,739,048

Other comprehensive income,
 net of tax

  Unrealized gains on securities                                           303,826
                                                                        ----------
Comprehensive income                                                    $2,042,874
                                                                        ==========

ESOP shares earned                                           35,356

Cash dividends ($.08 per share)                                                       (571,242)

RRP shares granted                    209,000  $ 2,090    3,028,410

RRP shares earned

Stock repurchased                    (837,709)  (8,377) (12,228,201)

Stock options exercised                 4,676       47       46,003
                                    ---------  -------  -----------               -----------
Balances, March 31, 2001            7,755,414  $77,554  $75,434,853               $50,548,377
                                    =========  =======  ===========               ===========


                                   Accumulated
                                      Other        Unearned       Unearned
                                  Comprehensive     ESOP           RRP
                                      Income        shares         shares       Total
                                  --------------   --------       --------  ------------
Balances January 1, 2000            $ 55,528     ($4,131,786)              $129,941,392

Comprehensive income

   Net income for the period                                                  1,739,048

Other comprehensive income,
 net of tax

  Unrealized gains on securities      303,826                                   303,826

Comprehensive income


ESOP shares earned                                   79,460                     114,816

Cash dividends ($.08 per share)                                                (571,242)

RRP shares granted                                            (3,030,500)             0

RRP shares earned                                                773,015        773,015

Stock repurchased                                                           (12,236,578)

Stock options exercised                                                          46,050
                                     --------  -----------   -----------   ------------
Balances, March 31, 2001             $359,354  ($4,052,326)  ($2,257,485)  $120,110,327
                                     ========  ===========   ===========   ============


                  MUTUALFIRST Financial, Inc. and Subsidiaries
               Notes to Unaudited Consolidated Condensed Financial
                                   Statements
                      (Table Dollar Amounts in Thousands)

NOTE 1: Basis of Presentation

The consolidated financial statements include the accounts of MutualFirst Financial, Inc. (the "Company"), its wholly owned subsidiary, Mutual Federal Savings Bank, a federally chartered savings bank ("Mutual Federal"), and Mutual Federal's two wholly owned subsidiaries, First MFSB Corporation and Third MFSB Corporation. A summary of significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements included in the December 31, 2000 Annual Report to Shareholders. All significant inter-company accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 2001, and for the three months ended March 31, 2001 and 2000 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

NOTE 2: Benefit Plans

On December 1, 2000, the stockholders of the Company approved a Stock Option Plan and a Recognition and Retention Plan (RRP). These plans allow for the purchase in the open market or through the issuance of authorized and unissued shares of up to 581,961 shares of common stock for the Stock Option Plan and 232,784 shares of common stock for the RRP. Under the Stock Option Plan, stock options covering 581,961 shares of stock may be granted to officers, key employees and directors of the Company and its subsidiaries. Options for 507,000 of such shares were granted effective January 12, 2001. The options have an option price per share equal to the market value at date of grant and have 10-15-year terms. 212,000 of these options become exercisable at the rate of 33.3% per year and 295,000 become excisable at a rate of 20% per year. Under the RRP plan, stock awards covering 232,784 shares of common stock may be awarded to the directors and key employees of the Company and its subsidiaries. Grants of 209,000 of such shares have been awarded effective January 12, 2001. Beginning March 20, 2001, 131,500 of these shares vest at a rate of 20% per year and 77,500 vest at a rate of 33.3% per year. Expense under the RRP plan was $773,000 for the first quarter of 2001.

Note 3 --  Earnings per share

Earnings per share were computed as follows:


                                                Quarter Ended March 31, 2001    Quarter Ended March 31, 2000
                                               ------------------------------   -----------------------------
                                                         Weighted-                       Weighted-
                                                         Average    Per-Share             Average   Per-Share
                                                Income    Shares      Amount    Income    Shares      Amount
                                               ------   ---------   ---------   ------   ---------  ---------
Basic Earnings Per Share
  Income available to common shareholders      $1,739   7,721,715     $0.23     $1,508   5,368,312     $0.28
Effect of Dilutive securities
  Stock options and RRP grants                             11,840                                0
                                               ------   ---------     -----     ------   ---------     -----
Diluted Earnings Per Share

Income avilable to common stockholders
  and assumed conversions                      $1,739   7,733,555     $0.22     $1,508   5,368,312     $0.28
                                               ======   =========     =====     ======   =========     =====



Note 4  --  Other Comprehensive Income

                               Net Unrealized Gains (Losses) On Securities
                               -------------------------------------------
                                      Three Months Ended March 31,
                               -------------------------------------------
                                        2001            2000
                                       ------          ------

  Before tax amount                    $ 506           ($112)
    Tax (expense) benefit               (202)             40
                                       -----          ------
  Net-of-tax amount                    $ 304            ($72)
                                       =====          ======



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

MUTUALFIRST Financial, Inc., a Maryland Corporation (the "Company"), was organized in September 1999. On December 29, 1999, it acquired the common stock of Mutual Federal Savings Bank ("Mutual Federal") upon the conversion of Mutual Federal from a federal mutual savings bank to a federal stock savings bank.

Mutual Federal was originally organized in 1889 and currently conducts its business from seventeen full service offices located in Delaware, Randolph, Grant, and Kosciusko Counties, Indiana, with its main office located in Muncie. Mutual Federal's principal business consists of attracting deposits from the general public and originating fixed rate and adjustable rate loans secured primarily by first mortgage liens on one-to-four family residential real estate as well as commercial real estate and consumer goods. Mutual Federal's deposit accounts are insured up to applicable limits by the SAIF of the FDIC.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on From 10-Q ("Form 10-Q") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company, its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes.

FINANCIAL CONDITION

Assets totaled $769.6 million at March 31, 2001, a decrease from December 31, 2000 of $786,000. Loans, excluding loans held for sale, decreased slightly. Consumer loans increased $3.2 million and commercial loans increased $730,000 during the period. Mortgage loans held for sale increased $4.7 million and mortgage loans sold during the period totaled $6.7 million. Allowance for loan losses decreased $1.4 million from $6.5 million at December 31, 2000 to $5.1 million at March 31, 2001. This decrease was due to the write-down to fair value of two non-performing commercial loans. The amount of the write-down had been included in the allowance for loan loss at December 31, 2000.

Total deposits were $539.3 million at March 31, 2001 an increase of $24.6 million or 4.8% from December 31, 2000. Of this growth, $14.3 million was in short-term public funds and the rest in retail certificates of deposit. Total borrowings decreased $16.2 million to $100 million.

Stockholders' equity decreased $9.8 million from $129.9 million at December 31, 2000 to $120.1 million at March 31, 2001. The decrease was due primarily to the repurchase of 837,709 shares of common stock for $12.2 million and dividends of $571,000. These decreases were partially offset by net income of $1.7 million, employee stock ownership plan (ESOP) shares earned of $115,000, RRP shares earned of $773,000 and proceeds from stock options exercised of $46,000. Also, unrealized gain on securities available for sale increased $304,000.

COMPARISON OF THE OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000.

Net income was $1.7 million or 23 cents for basic and 22 cents for diluted earnings per share for the quarter ended March 31, 2001. This compared to net income for the comparable period in 2000 of $1.5 million or 28 cents per share basic and diluted, respectively. The increase in earnings was primarily due to an increase in net interest income partially offset by increases in non-interest expenses. The annualized return on average assets was .91% and 1.12% for the three months ended March 31, 2001, and 2000.

Interest income increased $4.5 million or 47.4% from $9.5 million for the three months ended March 31, 2000 to $14.1 million for the three months ended March 31, 2001. Interest expense increased $3 million or 63.3% from $4.7 million for the three months ended March 31, 2000 to $7.7 million for the three months ended March 31, 2001. As a result, net interest income for the three-month period ended March 31, 2001 increased $1.5 million or 31.7% compared to the same period in 2000. The increase in net interest income was due primarily to the loans receivable and deposits acquired through the merger with Marion Capital Holdings.

The Company's provision for loan losses for the three-month ended March 31, 2001 was $189,000 compared to $171,000 for the same period in 2000. At March 31, 2001 and December 31, 2000, respectively, non-performing loans were $3.6 million and $3.4 million. The allowance for loan losses was $5.1 million or .79% of net loans and $6.5 million or approximately 1.00% of net loans at March 31, 2001, and December 31, 2000, respectively.

Non-interest income increased $400,000 or 48% for the three months ended March 31, 2001 compared to the same period in 2000. This increase can be attributed to increased service fee income of $96,000, increased commission income of $54,000, and increased cash surrender value of life insurance of $167,000. All of these increases can be attributed to the Marion Capital merger. Also, for the three-month period ended March 31, 2001 long-term fixed-rate one-to-four family mortgage loans were sold with a resulting gain of $123,000 compared to no gain or loss for the same period in 2000.

Non-interest expense increased $1.9 million or 60.7% for the three months ended March 31, 2001 compared to the same period in 2000. Salaries and employee benefits were $3.2 million for the three month period ended March 31, 2001 compared to $1.8 million for the 2000 period, an increase of $1.4 million or 72.9%. The reasons for the increase in salaries and benefits included increases in salaries due to the merger with Marion Capital and a $773,000 expense recognized due to the new RRP stock grants. For this quarter there was $756,000 vested on March 20. The expense for the remaining RRP shares not vested will be spread over the next four years. For the remaining three-quarters of 2001, the expense will be $189,000 per quarter. Other expenses increased $580,000 or 43.7% for the three-month period ended March 31, 2001 compared to the same period in 2000. Increases in various other expenses resulted primarily from the Marion Capital merger.

Income tax expense decreased $255,000 for the three months ended March 31, 2001 compared to the same period in 2000. The decrease resulted from increased tax-free income and increased low-income housing tax credits related to the Marion Capital merger.

LIQUIDITY AND CAPITAL RESOURCES

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one-year. As of March 31, 2001, Mutual Federal had liquid assets of $42.4 million and a liquidity ratio of 6.7%.

ITEM 3.  Quantitative and Quantitative Disclosures about Market Risk

Presented below as of March 31, 2001 and 2000 is an analysis performed by the OTS (for March 31, 2000) and by Mutual Federal (for March 31, 2001) of Mutual Federal's interest rate risk as measured by changes in Mutual Federal's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

                                 March 31, 2001
                               Net Portfolio Value

                                     NPV as % of PV of Assets
 Changes                          ------------------------------
 In Rates  $ Amount   $ Change    % Change   NPV Ratio   Change
---------  --------   --------    --------   ---------  -------
 +300 bp     84,407    -30,101      -26%       11.65%   -309 bp
 +200 bp     94,718    -19,791      -17%       12.77%   -197 bp
 +100 bp    105,183     -9,325       -8%       13.86%    -88 bp
    0 bp    114,509                            14.74%
 -100 bp    120,088      5,579        5%       15.17%    +43 bp
 -200 bp    123,174      8,665        8%       15.30%    +56 bp
 -300 bp    130,086     15,577       14%       15.83%   +109 bp


                                 March 31, 2000
                               Net Portfolio Value

                                     NPV as % of PV of Assets
 Changes                          -----------------------------
 In Rates  $ Amount   $ Change    % Change   NPV Ratio   Change
---------  --------   --------    --------   ---------  -------
+300 bp     43,810    -30,071       -41%        8.81%   -496 bp
+200 bp     54,045    -19,837       -27%       10.59%   -319 bp
+100 bp     64,236     -9,646       -13%       12.27%   -151 bp
   0 bp     73,882                             13.77%
-100 bp     81,808      7,926        11%       14.94%   +116 bp
-200 bp     86,534     12,652        17%       15.57%   +179 bp
-300 bp     90,081     16,200        22%       16.00%   +222 bp



The analysis at March 31, 2001 indicates that there have been no material changes in market interest rates for Mutual Federal's interest rate sensitivity instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in item 7A of the Company's annual report on Form 10-K for the period ended December 31, 2000.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and use of Proceeds

         None.

Item. 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of matters to Vote to Security Holders

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on form 8-K.

         (a) No reports on form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MUTUALFIRST Financial, Inc.


Date:    MAY 14, 2001            By: /S/  R. DONN ROBERTS
         -------------------         --------------------------------------
                                     R. Donn Roberts
                                     President and Chief Executive Officer



Date:    MAY 14, 2001            By: /S/  TIMOTHY J. MCARDLE
         -------------------         --------------------------------------
                                     Timothy J. McArdle
                                     Senior Vice President and Treasurer