Form 10-Q
period 2001-06-30
MUTUALFIRST FINANCIAL INC
filed 2001-08-14
CIK 1094810

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________

Commission File Number: 000-27905

MutualFirst Financial, Inc.

(Exact Name of registrant specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	35-2085640 (I.R.S. Employer Identification Number)

110 East Charles Street
Muncie, Indiana 47305
(765) 747-2800

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of June 30, 2001 was 7,626,045.

Next Page

FORM 10 - Q

MutualFirst Financial, Inc.

INDEX
		Page Number
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets at June 30, 2001 and December 31, 2000	1
	Consolidated Condensed Statement of Income for the three and six months ended June 30, 2001 and June 30, 2000	2
	Consolidated Condensed Statement of Stockholders' Equity for the six months ended June 30, 2001	3
	Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2001 and June 30, 2000	4
	Notes to Unaudited Consolidated Condensed Financial Statements	5-6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7-10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
		10
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
		11
Item 2.	Changes in Securities and Use of Proceeds
		11
Item 3.	Defaults Upon Senior Securities
		11
Item 4.	Submission of Matters to a Vote of Security Holders
		11
Item 5.	Other Information
		11
Item 6.	Exhibits and Reports on Form 8-K	11

	Signature Page	12

i
Next Page

PART 1
FINANCIAL INFORMATION

ITEM 1. Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheet
(Unaudited)

	June 30, 2001	December 31, 2000

Assets
Cash	$22,168,767	$19,913,870
Interest-bearing deposits	2,064,312	1,132,187
Cash and cash equivalents	24,233,079	21,046,057
Investment securities
Available for sale	32,388,433	35,141,744
Held to maturity	4,999,840	10,539,129
Total investment securities	37,388,273	45,680,873
Loans Held for Sale	10,878,299	3,913,328
Loans	650,964,970	645,834,616
Allowance for loan losses	(5,266,700)	(6,472,430)
Net loans	645,698,270	639,362,186
Premises and equipment	8,677,950	9,042,462
Federal Home Loan Bank of Indianapolis stock, at cost	6,993,400	6,993,400
Investment in limited partnerships	5,800,644	6,437,467
Cash surrender value of life insurance	23,628,089	23,055,091
Foreclosed real estate	1,016,150	844,438
Interest receivable	3,867,990	4,313,175
Core deposit intangibles and goodwill	1,147,746	1,249,874
Deferred income tax benefit	5,403,515	5,407,532
Other assets	2,810,888	3,023,719

Total assets	$777,544,293	$770,369,602

Liabilities
Deposits
Non-interest-bearing	$24,408,912	$24,485,387
Interest bearing	503,905,675	490,224,150
Total deposits	528,314,587	514,709,537
Federal Home Loan Bank advances	116,833,932	112,542,194
Other borrowings	3,640,610	3,639,751
Advances by borrowers for taxes and insurance	1,551,532	1,452,149
Interest payable	1,334,529	1,372,452
Other liabilities	5,642,363	6,712,127
Total liabilities	657,317,552	640,428,210

Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued --- 5,000,000 shares Common stock, $.01 par value Authorized --- 20,000,000 shares Issued and outstanding --- 7,626,045 and 8,379,447 shares	76,260	83,794
Additional paid-in capital	73,604,074	84,553,285
Retained earnings	52,111,139	49,380,571
Accumulated other comprehensive income	455,331	55,528
Unearned employee stock ownership plan (ESOP) shares	(3,972,866)	(4,131,786)
Unearned recognition and retention plan (RRP) shares	(2,047,197)
Total stockholders' equity	120,226,741	129,941,392

Total liabilities and stockholders' equity	$777,544,293	$770,369,602

See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Interest Income
Loans receivable, including fees	$13,341,093	$9,038,297	$26,554,790	$17,743,917
Trading account securities				8,192
Investment securities:
Mortgage-backed securities	200,309	240,529	413,181	478,668
Federal Home Loan Bank stock	135,126	106,187	273,078	212,373
Other investments	393,922	489,865	860,192	955,684
Deposits with financial institutions	41,767	9,062	68,116	22,533
Total interest income	14,112,217	9,883,940	28,169,357	19,421,367

Interest Expense
Passbook savings	241,724	200,410	480,322	400,446
Certificates of deposit	5,376,610	3,379,056	10,823,940	6,658,783
Daily Money Market accounts	340,401	328,747	722,087	649,434
Demand and NOW accounts	191,957	122,703	420,157	243,971
Federal Home Loan Bank advances	1,347,292	953,123	2,785,382	1,763,097
Other interest expense	15,769		15,769	5,497
Total interest expense	7,513,753	4,984,039	15,247,657	9,721,228

Net Interest Income	6,598,464	4,899,901	12,921,700	9,700,139
Provision for losses on loans	296,250	171,250	485,500	342,500
Net Interest Income After Provision for Loan Losses	6,302,214	4,728,651	12,436,200	9,357,639

Other Income
Service fee income	674,846	511,892	1,247,741	988,489
Net trading account profit				25,116
Equity in losses of limited partnerships	(116,534)	(88,160)	(161,925)	(90,707)
Commissions	181,191	170,926	363,713	298,907
Net gains on loan sales	187,277		310,437
Increase in cash surrender value of life insurance	286,500	161,655	573,000	281,655
Other income	77,972	144,138	192,302	230,872
Total other income	1,291,252	900,451	2,525,268	1,734,332

Other Expenses
Salaries and employee benefits	2,797,765	1,809,368	5,993,998	3,657,573
Net occupancy expenses	222,879	172,241	453,618	351,414
Equipment expenses	208,221	187,527	440,436	382,226
Data processing fees	192,925	124,560	397,139	252,844
Automated teller machine	148,093	128,254	266,228	248,708
Deposit insurance expense	25,002	20,789	51,093	40,787
Advertising and promotion	124,167	114,609	283,658	225,864
Goodwill amortization	50,353	56,816	102,128	107,816
Other expenses	803,436	683,388	1,692,497	1,209,653
Total other expenses	4,572,841	3,297,552	9,680,795	6,476,885

Income Before Income Tax	3,020,625	2,331,550	5,280,673	4,615,086
Income tax expense	856,900	763,000	1,377,900	1,539,000

Net Income	$2,163,725	$1,568,550	$3,902,773	$3,076,086

Basic earnings per share	$0.30	$0.29	$0.53	$0.57

Diluted earnings per share	$0.30	$0.29	$0.53	$0.57

Dividends per share	$0.08	$0.07	$0.16	$0.14

See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY

Consolidated Condensed Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2001	2000
Operating Activities
Net income	$ 3,902,773	$ 3,076,086
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	485,500	342,500
Net loss on sale of real estate owned	119,162	94,363
Securities amortization (accretion), net	(22,069)	(17,747)
ESOP shares earned	227,954	151,694
RRP shares earned	983,303
Equity in losses of limited partnerships	161,925	90,707
Amortization of net loan origination costs	1,088,484	937,081
Amortization of core deposit intangibles and goodwill	133,666	107,816
Depreciation and amortization	538,869	373,817
Loans originated for sale	(29,172,270)
Proceeds from sales on loans held for sale	22,297,766
Gains on sales of loans held for sale	(90,467)
Change in
Trading account securities		1,234,884
Interest receivable	445,185	(212,132)
Other assets	212,831	(604,492)
Interest payable	(37,923)	(819,355)
Other liabilities	(871,917)	13,941
Increase in cash surrender value of life insurance	(573,000)	(281,654)
Net cash provided (used) by operating activities	(170,228)	4,487,509

Investing Activities
Purchases of securities available for sale	(3,478,555)	(3,389,592)
Proceeds from maturities and paydowns of securities available for sale	6,925,715	1,040,782
Proceeds from maturities and paydowns of securities held to maturity	5,537,069	756,830
Net change in loans	(8,165,716)	(24,309,456)
Purchases of premises and equipment	(174,357)	(392,490)
Proceeds from real estate owned sales	6,682	416,009
Distribution from limited partnership	14,516	48,395
Other investing activities	(45,111)	(31,984)
Net cash provide (used) by investing activities	620,243	(25,861,506)

Financing Activities
Net change in
Noninterest-bearing, interest bearing demand and savings deposits	5,618,718	1,685,941
Certificates of deposits	7,986,332	26,486,508
Short-term borrowings		(840,000)
Repayment of note payable	(30,679)	(61,358)
Proceeds from FHLB advances	158,035,334	125,500,000
Repayment of FHLB advances	(153,743,596)	(133,022,373)
Net change in advances by borrowers for taxes and insurance	99,382	44,512
Stock repurchased	(14,110,229)
Proceeds from exercise of stock options	53,950
Dividends Paid	(1,172,205)	(814,746)
Net cash provided by financing activities	2,737,007	18,978,484

Net Change in Cash and Cash Equivalents	3,187,022	(2,395,513)

Cash and Cash Equivalents, Beginning of Year	21,046,057	19,983,131

Cash and Cash Equivalents, End of Period	$ 24,233,079	$ 17,587,618

Additional Cash Flows Information
Interest paid	$ 15,285,580	$ 10,540,583
Income tax paid	375,000	1,176,000
Transfers from loans to foreclosed real estate	255,648	1,169,296
Mortgage servicing rights capitalized	219,969

See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Six Months Ended June 30, 2001
(Unaudited)

	Common Stock
	Shares Outstanding	Amount	Additional paid-in capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP shares	Unearned RRP shares	Total

Balances, January 1, 2000	8,379,447	$83,794	$84,553,285		$49,380,571	$55,528	($4,131,786)		$129,941,392

Comprehensive income

Net income for the period				$3,902,773	3,902,773				3,902,773

Other comprehensive income, net of tax

Unrealized gains on securities				399,803		399,803			399,803

Comprehensive income				$4,302,576

ESOP shares earned			69,034				158,920		227,954

Cash dividends ($.08 per share)					(1,172,205)				(1,172,205)

RRP shares granted	209,000	$2,090	3,028,410					(3,030,500)

RRP shares earned								983,303	983,303

Stock repurchased	(968,209)	(9,682)	(14,100,547)						(14,110,229)

Stock options exercised	5,807	58	53,892						53,950

Balances, June 30, 2001	7,626,045	$76,260	$73,604,074		$52,111,139	$455,331	($3,972,866)	($2,047,197)	$120,226,741

See notes to consolidated condensed financial statements.

Next Page

MutualFirst Financial, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
(Table Dollar Amounts in Thousands)

NOTE 1: Basis of Presentation

The consolidated financial statements include the accounts of MutualFirst Financial, Inc. (the "Company"), it wholly owned subsidiary, Mutual Federal Savings Bank, a federally chartered savings bank ("Mutual Federal"), and Mutual Federal's two wholly owned subsidiaries, First MFSB Corporation and Third MFSB Corporation. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2000 Annual Report to Shareholders. All significant inter-company accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at June 30, 2001, and for the three and six months ended, June 30, 2001 and 2000 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

NOTE 2: Benefit Plans

On December 1, 2000, the stockholders of the Company approved a Stock Option Plan and a Recognition and Retention Plan (RRP). These plans allow for the purchase in the open market or through the issuance of authorized and unissued shares of up to 581,961 shares of common stock for the Stock Option Plan and 232,784 shares of common stock for the RRP. Under the Stock Option Plan, stock option rights covering 581,961 shares of stock may be granted to officers, key employees and directors of the Company and its subsidiaries. Options for 507,000 of such shares were granted effective January 12, 2001. The options have an option price per share equal to the market value at date of grant. Of the options granted, 247,248 have a 15-year term and 259,752 have a 10-year term. 212,000 of these options become exercisable at the rate of 33.3% per year and 295,000 become excisable at a rate of 20% per year. Under the RRP plan, stock awards covering 232,784 shares of common stock may be awarded to the directors and key employees of the Company and its subsidiaries. Grants of 209,000 of such shares have been awarded effective January 12, 2001. Beginning March 20, 2001, 122,000 of these shares vest at a rate of 20% per year and 77,500 vest at a rate of 33.3% per year and 9,500 shares will be fully vested as of March 20, 2002. Expense under the RRP plan was $210,000 and $983,000 for the three and six month periods ended June 30, 2001, respectively.

Next Page

NOTE 3: Earnings per share

Earnings per share were computed as follows:

	Three Months Ended Ended June 30,
	2001			2000
	Income	Weighted- Average Shares	Per-Share Amount	Income	Weighted- Average Shares	Per-Share Amount

Basic Earnings Per Share
Income available to common shareholders	$2,164	7,109,629	$0.30	$1,569	5,386,557	$0.29
Effect of Dilutive securities
Stock options and RRP grants		7,654
Diluted Earnings Per Share
Income avilable to common stockholders and assumed conversions	$2,164	7,117,283	$0.30	$1,569	5,386,557	$0.29

	Six Months Ended June 30,
	2001			2000
	Income	Weighted- Average Shares	Per-Share Amount	Income	Weighted- Average Shares	Per-Share Amount

Basic Earnings Per Share
Income available to common shareholders	$3,903	7,413,930	$0.53	$3,076	5,382,582	$0.57
Effect of Dilutive securities
Stock options and RRP grants		9,747
Diluted Earnings Per Share

Income avilable to common stockholders and assumed conversions	$3,903	7,423,677	$0.53	$3,076	5,382,582	$0.57

NOTE 4: Other Comprehensive Income

	Net Unrealized Gains (Losses) On Securities
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Before tax amount	$160	($51)	$666	($163)
Tax (expense) benefit	(64)	20	(266)	60
Net-of-tax amount	$96	($31)	$400	($103)

Next Page

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MutualFirst Financial, Inc. a Maryland Corporation (the "Company"), was organized in September 1999. On December 29, 1999, it acquired the common stock of Mutual Federal Savings Bank ("Mutual Federal") upon the conversion of Mutual Federal from a federal mutual savings bank to a federal stock savings bank.

Mutual Federal was originally organized in 1889 and currently conducts its business from 17 full service offices located in Delaware, Randolph, Grant, and Kosciusko counties, Indiana, with its main office located in Muncie. Mutual Federal's principal business consists of attracting deposits from the general public and originating fixed rate and adjustable rate loans secured primarily by first mortgage liens on one-to-four family residential real estate as well as commercial real estate and consumer goods. Mutual Federal's deposit accounts are insured up to the applicable limits by the Savings Association Insurance Fund of the FDIC.

Mutual Federal currently owns two subsidiaries, First MFSB Corporation and Third MFSB Corporation. The assets of First MFSB Corporation consist of an investment in Family Financial Life Insurance Company. Family Financial is an Indiana stock insurance company that primarily engages in retail sales of mortgage and credit life insurance products in connection with loans originated by it's shareholder financial institutions. Third MFSB, which does business as Mutual Financial Services, offers tax deferred annuities, long term health and life insurance products. All securities related products and services made available through Mutual Financial Services are offered by a third party independent broker dealer.

The Company's results of operations depend primarily on the level of net interest income, which is the difference between the interest income earned on interest earning assets, such as loans and investments, and costs incurred with respect to interest bearing liabilities, primarily deposits and borrowings. Results of operations also depend upon the level of the Company's non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses.

Forward Looking Statements

This quarterly report on Form 10-Q ("Form 10-Q") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may appear in a number of places in its Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the company, its directors or its officers primarily with respect to future events and the future financial performance of the company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risk and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rate; the loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes.

Next Page

Financial Condition

Assets totaled $777.5 million at June 30, 2001, an increase from December 31, 2000 of $7.2 million. Loans, excluding loans held for sale, increased $6.3 million to $651 million. Consumer loans increased $7.6 million and commercial business loans increased $2.5 million, while residential mortgage loans held in portfolio decreased $3.8 million. Mortgage loans held for sale increased $7.0 million and mortgage loans sold during the period totaled $22.2 million in order to manage interest rate risk during this low interest rate environment. Allowance for loan losses decreased $1.2 million from $6.5 million at December 31, 2000 to $5.3 million at June 30, 2001. This decrease was due to the write down to fair value of two non-performing commercial loans.

Total deposits were $528.3 million at June 30, 2001, an increase of $13.6 million or 2.6% from December 31, 2000. Of this growth $6.4 million was in short-term public funds with the remaining growth coming from retail interest bearing deposits. Total borrowings increased $4.3 million to $120.5 million at June 30, 2001 from $116.2 million at December 31, 2000.

Stockholders' equity decreased $9.7 million from $129.9 million at December 31, 2000 to $120.2 million at June 30, 2001. The decrease was due primarily to the re-purchase of 968,209 shares of MutualFirst stock for $14.1 million and dividend payments of $1.2 million. These decreases were partially offset by net income of $3.9 million, employee stock ownership plan (ESOP) shares earned of $228,000, RRP shares earned of $983,000, and proceeds from the exercise of stock options of $54,000. Also, unrealized gain on securities available for sale increased $400,000.

Comparison of the operating results for the three months ended June 30, 2001 and 2000

Net income was $2.2 million or $.30 for both basic and diluted earnings per share for the quarter ended June 30, 2001. This compared to net income for the comparable period in 2000 of $1.6 million or $.29 per share basic and diluted, respectively. The increase in earnings was primarily due to an increase in net interest income partially offset by increases in non-interest expenses. The annualized return on average assets was 1.12% and annualized return on average equity was 7.09%, compared to 1.13% and 6.38%, respectively for the same period in 2000.

Interest income increased $4.2 million or 42.8% from $9.9 million for the three months ended June 30, 2000 to $14.1 million for the three months ended June 30, 2001. Interest expense increased $2.5 million or 50.8% from $5 million for the three months ended June 30, 2000 to $7.5 million for the three months ended June 30, 2001. As a result, net interest income for the three-month period ended June 30, 2001 increased $1.7 million or 34.7% compared to the same period in 2000. The increase in net interest income was due primarily to the spread earned on the loans receivable and deposits acquired through the merger with Marion Capital Holdings in December of 2000.

The provision of loan losses for the second quarter of 2001 was $296,000 compared to $171,000 for the same period in 2000. Non-performing loans to total loans at June 30, 2001 were .64% compared to .11% at June 30, 2000. Non-performing assets to total assets were .71% at June 30, 2001

Next Page

compared to .38% at June 30, 2000. The increase in provision for loan losses was due to increased loan balances overall and specifically an increase in commercial real estate loans primarily acquired through the merger with Marion Capital Holdings. The Company believes that it has adequate collateral and reserves to absorb losses inherent in the portfolio.

Non-interest income increased $400,000 or 43.4% to $1.3 million for the three months ended June 30, 2001 compared to $900,000 for the same period in 2000. This increase can be attributed to increased service fee income of $163,000, increased cash surrender value of life insurance of $124,000, and an increased gain on sale of fixed rate residential mortgage loans of $187,000. Most of these increases with the exception of the gain on sale of loans can be attributed to the merger with Marion Capital Holdings. Non-interest expense increased $1.3 million or 38.7% to $4.6 million for the three-months ended June 30, 2001 compared to $3.3 million for the same period in 2000. Salaries and employee benefits were $2.8 million for the quarter ended June 30, 2001 compared to $1.8 million for the 2000 period, an increase of $1 million or 54.6%. The reasons for the increase in salaries and benefits include increase in salaries due to the merger with Marion Capital Holdings and the recognition and retention plan (RRP) expense. Other expenses increased $285,000 or 19.1% for the quarter ended June 30, 2001 compared to the same period in 2000. These increases were also due primarily to the merger with Marion Capital Holdings.

Income tax expense increased $94,000 for the quarter ended June 30, 2001 compared to the same period in 2000. The increase resulted from increased taxable income, partially offset by the effective tax rate decreasing from 32.8% for the three months ended June 30, 2000 to 28.4% for the comparable period in 2001.

Comparison of the operating results for the six-month ended June 30, 2001 and 2000.

Net income for the six months period ended June 30, 2001 was $3.9 million or $.53 for both basic and diluted earnings per share. This compared to $3.1 million or $.57 for both basic and diluted earnings per share for the comparable period in 2000. The increase in earnings was due primarily to an increase in net interest income and non-interest income partially offset by an increase in non-interest expenses. The annualized return on average assets was 1.02% and annualized return on average equity was 6.29% compared to 1.12% and 6.28%, respectively, for the same period in 2000. Interest income increased $8.8 million or 45% from $19.4 million for the six months ended June 30, 2000 to $28.2 million for the six months ended June 30, 2001. Interest expense increased $5.5 million or 56.8% from $9.7 million for the six months ended June 30, 2000 to $15.2 million for the same period in 2001. As a result, net interest income for the six month period ended June 30, 2001 increased $3.2 million or 33.2% compared to the same period in 2000 due primarily to the increase in the average balance of net earning assets related to the merger with Marion Capital Holdings, partially offset by a reduction in average interest rate spread from 3.24% for the six months ended June 30, 2000 to 3.16% for the six months ended June 30, 2001.

The provision for loan losses for the six-month period ended June 30, 2001 was $485,000 compared to $342,000 for the same six-month period in 2000. The increase was due to increased loan balances overall and specifically an increase in commercial real estate loans acquired through the merger with Marion Capital Holdings. The Company believes that it has adequate collateral and reserves to absorb losses inherent in the portfolio.

Next Page

Non-interest income increased $800,000 or 45.6% to $2.5 million for the six months ended June 30, 2001 compared to $1.7 million for the same period last year. This improvement was a result primarily of an increase of $259,000 in service fee income, $64,000 increase in commission income, $310,000 gain on the sale of loans, and a $291,000 increase in the cash surrender value of life insurance. Most of these increases, with the exception of the gain on sale of loans, can be attributed to the merger with Marion Capital Holdings.

Non-interest expense increased $3.2 million or 49.5% for the six months ended June 30, 2001 compared to the same period in 2000. Salaries and employee benefits were $6.0 million for the six months ended June 30, 2001 compared to $3.7 million for the 2000 period, an increase of $2.3 million or 63.9%. The reasons for the increase can be attributed to the merger with Marion Capital Holdings, the recognition and retention plan (RRP) expense of $983,000, additional health insurance costs of $200,000, increased ESOP expense of $76,000 and normal salary increases. Other non-interest expenses increased $900,000 or 30.8% for the six months ended June 30, 2001 compared to the same period in 2000. These increases are a result primarily from the merger with Marion Capital Holdings.

Income tax expense decreased from $1.5 million for the six months ended June 30, 2000 to $1.4 million for the six months ended June 30, 2001. The decrease resulted from increased tax-free income and increased low income housing tax credits related to the Marion Capital Holdings merger, resulting in a decreased effective tax rate from 33.3% for the six months ended June 30, 2001 to 26.1% for the comparable period in 2001.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net withdrawable savings accounts and borrowings due within one year. As of June 30, 2001, Mutual Federal had liquid assets of $42.0 and a liquidity ratio of 6.45%

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Presented below as of June 30, 2001 and 2000 is an analysis performed by the OTS (for June 30, 2000) and by Mutual Federal (for June 30, 2001) of Mutual Federal's interest risk as measured by changes in Mutual Federal's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

June 30, 2001
Net Portfolio Value
Changes				NPV as % of PV of Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	71,919	-31,086	-30%	9.98%	-335 bp
+200 bp	83,527	-20,478	-20%	11.18%	-215 bp
+100 bp	94,450	-9,555	-9%	12.37%	-96 bp
0 bp	105,005			13.33%
-100 bp	110,517	6,512	5%	13.92%	+59 bp
-200 bp	112,797	8,792	8%	14.02%	+69 bp
-300 bp	117,958	13,952	13%	14.40%	+107 bp

June 30, 2000
Net Portfolio Value
Changes				NPV as % of PV of Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	43,916	-29,825	-40%	8.57%	-478 bp
+200 bp	54,010	-19,732	-27%	10.27%	-308 bp
+100 bp	64,143	-9,598	-13%	11.90%	-146 bp
0 bp	73,742			13.35%
-100 bp	81,582	7,840	11%	14.47%	+112 bp
-200 bp	86,101	12,359	17%	15.05%	+169 bp
-300 bp	90,096	16,354	22%	15.52%	+217 bp

The analysis at June 30, 2001 indicates that there have been no material changes in market interest rates for Mutual Federal's interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company's annual report on Form 10-K for the period ended December 31, 2000.

Next Page

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

	None.

Item 2.	Changes in Securities and use of Proceeds

	None.

Item 3.	Defaults Upon Senior Securities

	None.

Item 4.	Submission of Matters to a Vote of Security Holders
	The following is a record of the votes cast at the Company's Annual Meeting of Stockholders in the election of directors of the Company:
		FOR	VOTE WITHHELD
	Edward J. Dobrow	7,116,546	74,673
	Julie A. Skinner	7,020,867	170,352
	John M. Dalton	6,960,159	231,060
	Accordingly, the individuals named above were declared to be duly elected directors of the Company for a three-year term to expire in 2004.
	The following is a record of the votes cast for the proposal to ratify the appointment of Olive LLP as the Company's auditors for the fiscal year ending December 31, 2001.
		NUMBER OF VOTES
	FOR	7,117,670
	AGAINST	65,581
	ABSTAIN	7,968
	Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Corporation.
Item 5.	Other Information.

	None.

Item 6.	Exhibits and Reports on form 8-K.

	(a) No reports on form 8-K were filed during the quarter ended June 30, 2001.

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MutualFirst Financial, Inc.

Date:	August 14, 2001	By:	/s/ R. Donn Roberts R. Donn Roberts President and Chief Executive Officer

Date:	August 14, 2001	By:	/s/ Timothy J. McArdle Timothy J. McArdle Senior Vice President and Treasurer