Form 10-Q
period 2001-09-30
MUTUALFIRST FINANCIAL INC
filed 2001-11-13
CIK 1094810

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________

Commission File Number: 000-27905

MutualFirst Financial, Inc.

(Exact Name of registrant specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	35-2085640 (I.R.S. Employer Identification Number)

110 East Charles Street
Muncie, Indiana 47305
(765) 747-2800

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of September 30, 2001 was 6,834,841.

Next Page

FORM 10 - Q

MutualFirst Financial, Inc.

INDEX
		Page Number
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets at September 30, 2001 and December 31, 2000	1
	Consolidated Condensed Statement of Income for the three and nine months ended September 30, 2001 and September 30, 2000	2
	Consolidated Condensed Statement of Stockholders' Equity for the nine months ended September 30, 2001	3
	Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2001 and September 30, 2000	4
	Notes to Unaudited Consolidated Condensed Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10

PART II - OTHER INFORMATION		13

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

	Signature Page	14

i
Next Page

PART 1 FINANCIAL INFORMATION
ITEM #1.   Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheet
(Unaudited)

	September 30, 2001	December 31, 2000
Assets
Cash	$18,738,946	$19,913,870
Interest-bearing deposits	2,257,351	1,132,187
Cash and cash equivalents	20,996,297	21,046,057
Investment securities
Available for sale	34,068,758	35,141,744
Held to maturity		10,539,129
Total investment securities	34,068,758	45,680,873
Loans held for sale	7,155,374	3,913,328
Loans	652,896,676	645,834,616
Allowance for loan losses	(5,430,000)	(6,472,430)
Net loans	647,466,676	639,362,186
Premises and equipment	8,469,514	9,042,462
Federal Home Loan Bank of Indianapolis stock, at cost	6,993,400	6,993,400
Investment in limited partnerships	5,903,925	6,437,467
Cash surrender value of life insurance	23,914,591	23,055,091
Foreclosed real estate	812,036	844,438
Interest receivable	3,851,763	4,313,175
Core deposit intangibles and goodwill	1,100,237	1,249,874
Deferred income tax benefit	5,314,813	5,407,532
Other assets	2,802,131	3,023,719

Total assets	$768,849,515	$770,369,602

Liabilities
Deposits
Non-interest-bearing	$25,356,749	$24,485,387
Interest bearing	509,833,010	490,224,150
Total deposits	535,189,759	514,709,537
Federal Home Loan Bank advances	108,967,303	112,542,194
Other borrowings	3,243,071	3,639,751
Advances by borrowers for taxes and insurance	2,220,901	1,452,149
Interest payable	2,070,064	1,372,452
Other liabilities	6,931,236	6,712,127
Total liabilities	658,622,334	640,428,210

Stockholders' Equity
Preferred stock, $.01 par value Authorized and unissued --- 5,000,000 shares Common stock, $.01 par value Authorized --- 20,000,000 shares Issued and outstanding --- 6,834,841 and 8,379,447 shares	68,348	83,794
Additional paid-in capital	61,628,961	84,553,285
Retained earnings	53,681,295	49,380,571
Accumulated other comprehensive income	588,384	55,528
Unearned employee stock ownership plan (ESOP) shares	(3,893,406)	(4,131,786)
Unearned recognition and retention plan (RRP) shares	(1,846,401)
Total stockholders' equity	110,227,181	129,941,392

Total liabilities and stockholders' equity	$768,849,515	$770,369,602

See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Interest Income
Loans receivable, including fees	$12,958,014	$9,433,465	$39,512,804	$27,177,382
Trading account securities				8,192
Investment seurities:
Mortgage-backed securities	175,807	230,280	588,988	708,948
Federal Home Loan Bank stock	127,797	114,063	400,875	326,436
Other investments	350,261	481,279	1,210,453	1,436,963
Deposits with financial institutions	54,645	10,648	122,761	33,181
Total interest income	13,666,524	10,269,735	41,835,881	29,691,102

Interest Expense
Passbook savings	248,773	195,694	729,095	596,140
Certificates of deposit	4,956,448	3,885,535	15,780,387	10,544,318
Daily Money Market accounts	310,079	352,988	1,032,166	1,002,422
Demand and NOW acounts	177,141	119,817	597,299	363,788
Federal Home Loan Bank advances	1,464,947	1,032,346	4,250,329	2,795,443
Other interest expense	15,606		31,375	5,497
Total interest expense	7,172,994	5,586,380	22,420,651	15,307,608

Net Interest Income	6,493,530	4,683,355	19,415,230	14,383,494
Provision for losses on loans	606,898	171,250	1,092,398	513,750
Net Interest Income After Provision for Loan Losses	5,886,632	4,512,105	18,322,832	13,869,744

Other Income
Service fee income	673,417	520,102	1,921,157	1,508,591
Net realized loss on sale of available-for-sale securities	(21,204)		(21,204)
Net trading account profit				25,116
Equity in losses of limited partnerships	(43,688)	(45,232)	(205,612)	(135,939)
Commissions	190,943	124,608	554,656	423,515
Net gains on loan sales	335,046		645,482
Increase in cash surrender value of life insurance	286,500	140,000	859,500	421,655
Other income	116,042	70,033	308,345	300,905
Total other income	1,537,056	809,511	4,062,324	2,543,843

Other Expenses
Salaries and employee benefits	2,832,143	1,812,116	8,826,141	5,469,689
Net occupancy expenses	218,062	154,310	671,681	505,724
Equipment expenses	207,945	181,096	648,381	563,322
Data processing fees	192,365	157,539	589,504	410,383
Automated teller machine	144,191	102,390	410,419	351,098
Deposit insurance expense	25,399	20,248	76,492	61,035
Advertising and promotion	134,768	109,467	418,425	335,331
Goodwill amortization	50,353	54,619	152,481	162,434
Other expenses	714,003	548,849	2,406,500	1,758,503
Total other expenses	4,519,229	3,140,634	14,200,024	9,617,519

Income Before Income Tax	2,904,459	2,180,982	8,185,132	6,796,068
Income tax expense	787,800	719,250	2,165,700	2,258,250

Net Income	$2,116,659	$1,461,732	$6,019,432	$4,537,818

Basic earnings per share	$0.31	$0.27	$0.84	$0.84

Diluted earnings per share	$0.31	$0.27	$0.83	$0.84

Dividends per share	$0.08	$0.07	$0.24	$0.21

See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2001
(Unaudited)

	Common Stock		Additional paid-in capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP shares	Unearned RRP shares	Total
	Shares Outstanding	Amount

Balances January 1, 2000	8,379,447	$83,794	$84,553,285		$49,380,571	$55,528	($4,131,786)		$129,941,392

Comprehensive income

Net income for the period				$6,019,432	$6,019,432				6,019,432

Other comprehensive income, net of tax

Unrealized gains on securities				532,856		532,856			532,856

Comprehensive income				$6,552,288

ESOP shares earned			106,953				238,380		345,333

Cash dividends ($.24 per share)					(1,718,708)				(1,718,708)

RRP shares granted	209,000	$2,090	3,028,410					(3,030,500)	0

RRP shares earned								1,184,099	1,184,099

Stock repurchased	(1,764,979)	(17,650)	(26,113,523)						(26,131,173)

Stock options exercised	11,373	114	53,836						53,950

Balances, September 30, 2001	6,834,841	$68,348	$61,628,961		$53,681,295	$588,384	($3,893,406)	($1,846,401)	$110,227,181

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Operating Activities
Net income	$ 6,019,432	$ 4,537,818
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,092,398	513,750
Securities losses	21,204
Net loss on disposal of premise and equipment	2,500
Net loss on sale of real estate owned	221,236	107,229
Securities amortization (accretion), net	(33,638)	(25,016)
ESOP shares earned	345,333	252,580
RRP shares earned	1,184,099
Equity in losses of limited partnerships	205,612	135,939
Amortization of net loan origination costs	1,679,269	1,346,554
Amortization of core deposit intangibles and goodwill	152,481	162,435
Depreciation and amortization	691,904	572,921
Loans originated for sale	(43,185,939)
Proceeds from sales on loans held for sale	40,192,108
Gains on sales of loans held for sale	(248,215)
Change in
Trading account securities		1,234,884
Interest receivable	461,412	(114,737)
Other assets	221,585	5,806
Interest payable	697,612	(785,697)
Other liabilities	237,239	651,006
Increase in cash surrender value of life insurance	(859,500)	(421,654)
Other adjustments
Net cash provided by operating activities	9,098,132	8,173,818

Investing Activities
Purchases of securities available for sale	(5,655,962)	(3,473,126)
Proceeds from maturities and paydowns of securities available for sale	9,039,825	1,514,525
Proceeds from sales of securities available for sale	2,548,469
Proceeds from maturities and paydowns of securities held to maturity	6,583,086	1,883,238
Net change in loans	(11,186,839)	(41,358,538)
Purchases of premises and equipment	(139,861)	(891,231)
Proceeds from real estate owned sales	164,999	416,009
Distribution from limited partnership	47,265	51,506
Other investing activities	(45,909)	(44,849)
Net cash provided (used) by investing activities	1,355,073	(41,902,466)

Financing Activities
Net change in
Noninterest-bearing, interest bearing demand and savings deposits	10,346,078	(1,860,058)
Certificates of deposits	10,134,144	27,193,954
Short-term borrowings		(840,000)
Repayment of note payable	(443,824)	(61,358)
Proceeds from FHLB advances	187,315,322	210,500,000
Repayment of FHLB advances	(190,827,508)	(206,105,188)
Net change in advances by borrowers for taxes and insurance	768,753	694,112
Stock repurchased	(26,131,173)
Proceeds from exercise of stock options	53,950
Dividends paid	(1,718,707)	(1,222,118)
Net cash provided (used) by financing activities	(10,502,965)	28,299,344

Net Change in Cash and Cash Equivalents	(49,760)	(5,429,304)

Cash and Cash Equivalents, Beginning of Year	21,046,057	19,983,131

Cash and Cash Equivalents, End of Period	$20,996,297	$14,553,827

Additional Cash Flows Information
Interest paid	$ 21,723,039	$ 16,093,305
Income tax paid	440,000	1,516,000
Transfers from loans to foreclosed real estate	310,682	870,947
Mortgage servicing rights capitalized	397,266

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

The interim consolidated financial statements at September 30, 2001, and for the three month and nine month periods ended September 30, 2001 and 2000 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

NOTE 2: Benefit Plans

On December 1, 2000, the stockholders of the Company approved a Stock Option Plan and a Recognition and Retention Plan (RRP). These plans allow for the purchase in the open market or through the issuance of authorized and unissued shares of up to 581,961 shares of common stock for the Stock Option Plan and 232,784 shares of common stock for the RRP. Under the Stock Option Plan, stock option rights covering 581,961 shares of stock may be granted to officers, key employees and directors of the Company and its subsidiaries. Options for 507,000 of such shares were granted effective January 12, 2001. The options have an option price per share equal to the market value at date of grant. Of the options granted, 247,248 have a 15-year term and 259,752 have a 10-year term. 212,000 of these options become exercisable at the rate of 33.3% per year and 295,000 become exercisable at a rate of 20% per year. Under the RRP plan, stock awards covering 232,784 shares of common may be awarded to the directors and key employees of the Company and its subsidiaries. Grants of 209,000 of such shares have been awarded effective January 12, 2001. Beginning March 20, 2001, 122,000 of these shares vest at a rate of 20% per year and 77,500 vest at a rate of 33.3% per year and 9,500 shares will be fully vested as of March 20, 2002. Expense under the RRP plan was $201,000 and $1,184,000 for the three and nine month periods ended September 30, 2001, respectively.

Next Page

NOTE 3: Earnings per share

Earnings per share were computed as follows:

	Three Months Ended Ended September 30,
	2001			2000
	Income	Weighted- Average Shares	Per-Share Amount	Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Income available to common shareholders	$2,117	6,792,862	$0.31	$1,462	5,394,507	$0.27
Effect of Dilutive securities
Stock options and RRP grants		17,408			0
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$2,117	6,810,270	$0.31	$1,462	5,394,507	$0.27

	Nine Months Ended Ended September 30,
	2001			2000
	Income	Weighted- Average Shares	Per-Share Amount	Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Income available to common shareholders	$6,019	7,204,566	$0.84	$4,538	5,386,557	$0.84
Effect of Dilutive securities
Stock options and RRP grants		12,301			0
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$6,019	7,216,867	$0.83	$4,538	5,386,557	$0.84

Next Page

NOTE 4: Other Comprehensive Income-

	2001
	Before-tax Amount	Tax Benefit	Net-of-tax Amount
Three Months Ended September 30,
Unrealized gains on securities
Unrealized holding gains arising during the year	$145	($59)	$86
Unrealized gains on securities transferred from held to maturity to available for sale	56	(22)	34
Less: reclassification adjustment for losses realized in net income	(21)	8	(13)

Other comprehensive gain	$222	$(89)	$133

	2000
	Before-tax Amount	Tax Benefit	Net-of-tax Amount
Three Months Ended September 30,

Unrealized gains on securities
Unrealized holding gains arising during the year	$334	$(133)	$201

	2001
	Before-tax Amount	Tax Benefit	Net-of-tax Amount
Nine Months Ended September 30,
Unrealized gains on securities
Unrealized holding gains arising during the year
Unrealized gains on securities transferred from held to maturity to available for sale	$808	($322)	$486
Less: reclassification adjustment for losses realized in net income	56	(22)	34
	(21)	8	(13)
Other comprehensive gain	$885	$(352)	$533

	2000
	Before-tax Amount	Tax Benefit	Net-of-tax Amount
Nine Months Ended September 30,

Unrealized gains on securities
Unrealized holding gains arising during the year	$171	$(74)	$97

During the three months ended September 30, 2001, all held to maturity securities with a book value of $3,290,000 were transferred to available for sale securities. The Company intends to classify all securities as available for sale for liquidity purposes.

Next Page

ITEM #2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MutualFirst Financial, Inc., a Maryland corporation (the "Company"), was organized in September 1999. On December 29, 1999, it acquired the common stock of Mutual Federal Savings Bank ("Mutual Federal") upon the conversion of Mutual Federal from a federal mutual savings bank to a federal stock savings bank.

Mutual Federal was originally organized in 1889 and currently conducts its business from seventeen full service offices located in Delaware, Randolph, Grant, and Kosciusko counties, Indiana, with its main office located in Muncie. Mutual Federal's principal business consists of attracting deposits from the general public and originating fixed rate and adjustable rate loans secured primarily by first mortgage liens on one-to-four family residential real estate as well as commercial real estate and consumer goods. Mutual Federal's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (SAIF) of the FDIC.

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

The Company's results of operations depend primarily on the level of its net interest income, which is the difference between the interest income earned on interest earning assets, such as loans and investments, and costs incurred with respect to interest bearing liabilities, primarily deposits and borrowings. Results of operations also depend upon the level of the Company's non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses.

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

Next Page

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

Financial Condition

Assets totaled $768.9 million at September 30, 2001, a decrease from December 31, 2000 of $1.5 million. Loans, excluding loans held for sale, increased $7.1 million. Consumer loans increased $11.1 million and commercial business loans increased $4.0 million, while residential mortgage loans held in portfolio decreased $14.3 million. Mortgage loans held for sale increased $3.2 million and mortgage loans sold during the period totaled $40.2 million as a result of the Company's efforts to manage interest rate risk during this low interest rate environment. Allowance for loan losses decreased $1.1 million from $6.5 million at December 31, 2000 to $5.4 million at September 30, 2001. This decrease was due to the write-down to fair value of two non-performing commercial loans. Total deposits were $535.2 million at September 30, 2001 an increase of $20.5 million, or 4.0% from December 31, 2000. Of this growth, $1.6 million was in short term public funds and the rest was in retail interest bearing deposits. Total borrowings decreased $4.0 million to $112.2 million at September 30, 2001 from $116.2 million at December 31, 2000.

Stockholders' equity decreased $19.7 million from $129.9 million at December 31, 2000 to $110.2 million at September 30, 2001. The decrease was due primarily to the repurchase of 1,764,979 shares for $26.1 million and dividend payments of $1.7 million. These decreases were partially offset by net income of $6.0 million, Employee Stock Ownership Plan (ESOP) shares earned of $345,000, RRP shares earned of $1.2 million, and proceeds from the exercise of stock options of $54,000. Also, unrealized gain on securities available for sale increased $533,000.

Comparison of the Operating Results for the Three Months Ended September 30, 2001 and 2000

Net income was $2.1 million or $.31 for both basic and diluted earnings per share for the quarter ended September 30, 2001. This compared to net income for the comparable period in 2000 of $1.5 million or $.27 for both basic and diluted earnings per share. The annualized return on average assets was 1.10% and annualized return on average equity was 7.25% for the third quarter of 2001 compared to 1.03% and 5.86%, respectively, for the same period in 2000.

Interest income increased $3.4 million or 33.1% from $10.3 million for the three months ended September 30, 2000 to $13.7 million for the three months ended September 30, 2001. Interest expense increased $1.6 million or 28.4% from $5.6 million for the three months ended September 30, 2000 to $7.2 million for the three months ended September

Next Page

30, 2001. As a result, net interest income for the three-month period ended September 30, 2001 increased $1.8 million or 38.6% compared to the same period in 2000. The increase in net interest income was due primarily to the spread earned on the net earning assets acquired through the alliance with Marion Capital Holdings in December 2000. In addition, the interest rate spread increased from 2.93% for the three-month period ended September 30, 2000 to 3.27% for the comparable period in 2001, due to the Company's interest-bearing liabilities being more interest rate sensitive than its interest-earning assets.

The provision for loan losses for the third quarter of 2001 was $607,000 compared to $171,000 for the same period in 2000. Non-performing loans to total loans at September 30, 2001 were .87% compared to .12% at September 30, 2000. Non-performing assets to total assets were .91% at September 30, 2001 compared to .32% at September 30, 2000. The increase in the provision was due to higher non-performing loan balances and higher loan balances overall.

Non-interest income increased $728,000 or 90% to $1.5 million for the three months ended September 30, 2001 compared to $809,000 for the same period in 2000. This increase can be attributed to increased service fee income of $153,000, increased cash surrender value of life insurance of $146,000, and increased gain on sale of fixed rate residential mortgage loans of $335,000. Most of these increases, with the exception of the gain on the sale of loans, were due to the alliance with Marion Capital.

Non-interest expense increased $1.4 million or 43.9% to $4.5 million for the three months ended September 30, 2001 compared to $3.1 million for the same period in 2000. Salaries and employee benefits were $2.8 million for the three months ended September 30, 2001 compared to $1.8 million for the 2000 period, an increase of $1 million or 56.3%. The reasons for the increase in salaries and benefits included an increase in salaries due to an increase in fulltime equivalent employees resulting from the alliance with Marion Capital Holdings and the grant of awards under the Recognition and Retention Plan. Other expenses increased $360,000 or 27.1% for the three-month period ended September 30, 2001 compared to the same period in 2000. These increases are primarily a result of the Marion Capital alliance.

Income tax expense increased $69,000 for the three months ended September 30, 2001 compared to the same period in 2000. The increase resulted from increased taxable income and was partially offset by increased tax-free income and increased low-income housing tax credits related to the Marion Capital alliance.

Comparison of the Operating Results for the Nine Months Ended September 30, 2001 and 2000.

Net income for the nine months ended September 30, 2001 was $6.0 million or $.84 for basic and $.83 for diluted earnings per share. This compared to $4.5 million or $.84 for both basic and diluted earnings per share for the same period of 2000. The annualized

Next Page

return on average assets was 1.04% and the annualized return on average equity was 6.59% for the nine months ended September 30, 2001 compared to 1.09% and 6.12%, respectively, for the same period ended September 30, 2000. Interest income increased $12.1 million or 40.9% from $29.7 million for the nine months ended September 30, 2000 to $41.8 million for the nine months ended September 30, 2001. Interest expense increased $7.1 million or 46.5% from $15.3 million for the nine months ended September 30, 2000 to $22.4 million for the nine months ended September 30, 2001. As a result, net interest income for the nine-month period ended September 30, 2001 increased $5.0 million or 35% compared to the same period in 2000. The increase in net interest income was due to the increase in the average balance of net earning assets related to the Marion Capital alliance. Also, our interest rate spread increased from 3.13% to 3.20%, due to the Company's interest-bearing liabilities being more interest rate sensitive than its interest-earning assets.

The provision for loan losses for the nine months of 2001 was $1.1 million compared to $513,000 last year for the same nine-month period. The increase was due to higher non-performing loan balances and higher loan balances overall. In addition loan charge offs increased to .33% of average loans outstanding for the nine months ended September 30, 2001 from .16% for the comparable period in 2000, due to the slowing economy and the write down of two large commercial loans acquired in the Marion Capital alliance. These loans had been fully reserved, but not previously written down.

Non-interest income for the nine months ended September 30, 2001 was $4.1 million compared to $2.5 million for the same period last year. This improvement was a result primarily of an increase of $413,000 in service fee income; $131,000 increase in commission income; $645,000 gain on sale of loans this year that did not occur last year; and a $438,000 increase in cash surrender value of life insurance. Most of these increases, with the exception of the gain on sale of loans, were due to the alliance with Marion Capital.

Non-interest expenses for the nine months ended September 30, 2001 were $14.2 million compared to $9.6 million for the same period last year. Salaries and employee benefits were $8.8 million for the nine months ended September 30, 2001 compared to $5.5 million for the 2000 period, an increase of $3.3 million or 61.4%. The reasons for the increase in salaries and benefits included an increase in salaries due to an increase in fulltime equivalent employees resulting from the alliance with Marion Capital and the grant of awards under the Recognition and Retention Plan. Other expenses increased $1.2 million or 29.6% for the nine-month period ended September 30, 2001 compared to the same period in 2000. These increases were a result primarily of the Marion Capital alliance.

For the nine months ended September 30, 2001, income tax expense was $2.2 million compared to $2.3 million for the nine-month period ended September 30, 2000. The decrease resulted from increased tax-free income and increased low-income tax credits related to the Marion Capital alliance.

Next Page

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year. As of September 30, 2001, Mutual Federal had liquid assets of $53.3 million and a liquidity ratio of 8.1%.

Impact of New Accounting Standards

Accounting for a Business Combination. Statement of Financial Accounting Standards ("SFAS") No. 141 requires that all business combinations should be accounted for using the purchase method of accounting; use of the pooling method is prohibited. A business combination occurs when an enterprise acquires all or a portion of the net assets that constitutes a business or equity interests of one or more other enterprises and obtains control over the enterprise or enterprises. All two-party and multi-party business combinations, including "roll-up" and "put-together" transactions are included in the scope of this Statement.

This Statement requires that goodwill be initially recognized as an asset in the financial statement and measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. In addition, SFAS No. 141 requires all other intangibles, such as core deposit intangibles for a financial institution, to be identified.

The provisions of Statement No. 141 are effective for any business combination that is initiated after June 30, 2001.

Accounting for Goodwill. Under the provisions of SFAS No. 142, goodwill should not be amortized but should be tested for impairment at the reporting unit level. Impairment test of goodwill should be done on an annual basis unless events or circumstances indicate impairment has occurred in the interim period. The annual impairment test can be performed at any time during the year as long as the measurement date is used consistently from year to year.

Impairment testing is a two-step process. The first step is a comparison of the fair value of a reporting unit to its carrying amount including goodwill. If the fair value of the reporting unit is greater than its carrying value, goodwill is not impaired and no further work is required. Companies should perform the first step of the impairment test on all goodwill within six months of initially applying the Statement. If the fair value is less, the second step should be performed. The second step is to compare the fair value of goodwill to its carrying amount. If the fair value of goodwill is less than its carrying value, then the goodwill is deemed impaired and a loss recognized. Any impairment loss recognized as a result of completing the transitional impairment test should be treated as a change in accounting principle and recognized in the first interim period financial statements.

12
Next Page

The provisions of Statement No. 142 would be effective for fiscal years beginning after December 15, 2001. Early adoption would be permitted for companies with a fiscal year beginning after March 15, 2001 provided that the first quarter financial statements have not been previously issued. In all cases, the Statement must be adopted as of the beginning of a fiscal year. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001 but before this Statement is initially applied would be accounted for in accordance with the amortization and non-amortization provisions of the Statement. The useful economic life of previously recognized intangible assets should be reassessed upon adoption of the Statement, and remaining amortization periods should be adjusted accordingly. Intangible assets deemed to have an indefinite life would no longer be amortized.

The Company will adopt these new accounting rules on January 1, 2002. As a result, the Company will no longer amortize the goodwill that it recorded on certain acquisitions prior to June 30, 2001, but will make an annual assessment of any impairment in goodwill and, if necessary, recognize an impairment loss at that time. The Company had goodwill of $1.1 million at September 30, 2001 and goodwill amortization of $50,000 and $152,000 for the three and nine months ended September 30, 2001.

ITEM #3.   Quantitative and Quantitative Disclosures about Market Risk

Presented below as of September 30, 2001 and 2000 is an analysis performed by the OTS (for September 30, 2000) and by Mutual Federal (for September 30, 2001) of Mutual Federal's interest risk as measured by changes in Mutual Federal's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

September 30, 2001

Net Portfolio Value
				NPV as % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	75,049	(31,678)	(30)%	10.30%	(338) bp
+200 bp	85,850	(20,877)	(20)%	11.52%	(216) bp
+100 bp	96,939	(9,788)	(9)%	12.71%	(97) bp
0 bp	106,727			13.68%
-100 bp	112,861	6,134	6%	14.21%	53 bp
-200 bp	117,461	10,734	10%	14.54%	86 bp
-300 bp	121,315	14,588	14%	14.78%	106 bp

September 30, 2000

Net Portfolio Value
				NPV as % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	55,333	(27,879)	(34)%	10.77%	(412) bp
+200 bp	64,336	(18,875)	(23)%	12.19%	(270) bp
+100 bp	74,638	(8,574)	(10)%	13.74%	(115) bp
0 bp	83,212			14.89%
-100 bp	91,511	8,299	10%	15.92%	103 bp
-200 bp	95,698	12,486	15%	16.27%	138 bp
-300 bp	96,621	13,409	16%	16.09%	119 bp

The analysis at September 30, 2001 indicates that there have been no material changes in market interest rates for Mutual Federal's interest rate sensitivity instruments which would cause a material change in the market risk exposures which effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company's annual report on Form 10-K for the period ended December 31, 2000.

Next Page

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to Vote of Security Holders

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on form 8-K.

(a) No reports on form 8-K were filed during the quarter ended September 30, 2001.

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MutualFirst Financial, Inc.

Date:	November 13, 2001	By:	/s/ R. Donn Roberts R. Donn Roberts President and Chief Executive Officer

Date:	November 13, 2001	By:	/s/ Timothy J. McArdle Timothy J. McArdle Senior Vice President and Treasurer