Form 10-Q
period 2002-03-31
MUTUALFIRST FINANCIAL INC
filed 2002-05-14
CIK 1094810

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2002 or
[ ]	Transition Report Pursuant to Section 13 or 15 (D) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to _______________

Commission File Number: 000-27905

MutualFirst Financial, Inc.

(Exact Name of registrant specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	35-2085640 (I.R.S. Employer Identification Number)

110 East Charles Street
Muncie, Indiana 47305

(765) 747-2800

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.                      Yes [X] No[   ]

The number of shares of the Registrant's common stock, without par value, outstanding as of March 31, 2002 was 6,325,078.

Next Page

FORM 10 - Q
MutualFirst Financial, Inc.

INDEX

		Page Number
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets at
	March 31, 2002 and December 31, 2001	1
	Consolidated Condensed Statement of Income for the
	three and six months ended March 31, 2002 and March 31, 2001	2
	Consolidated Condensed Statement of Stockholders' Equity
	for the three months ended March 31, 2002	3
	Consolidated Condensed Statement of Cash Flows for the
	three months ended March 31, 2002 and March 31, 2001	4
	Notes to Unaudited Consolidated Condensed Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition	7
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Changes in Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

Signature Page		11

Next Page

PART 1

FINANCIAL INFORMATION

ITEM 1. Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2002	2001
	(Unaudited)
Assets
Cash	$19,325,255	$24,140,688
Interest-bearing deposits	1,945,989	6,416,985
Cash and cash equivalents	21,271,244	30,557,673
Investment securities available for sale	29,005,112	31,580,095
Loans held for sale	0	11,559,158
Loans	661,441,687	642,084,418
Allowance for loan losses	(5,844,933)	(5,449,292)
Net loans	655,596,754	636,635,126
Premises and equipment	8,586,329	8,674,152
Federal Home Loan Bank of Indianapolis stock, at cost	6,993,400	6,993,400
Investment in limited partnerships	5,610,270	5,677,060
Cash surrender value of life insurance	24,531,091	24,231,091
Foreclosed real estate	1,075,256	1,045,765
Interest receivable	3,629,601	3,696,560
Core deposit intangibles and goodwill	1,007,352	1,052,491
Deferred income tax benefit	4,612,149	4,553,975
Other assets	3,716,042	3,071,327

Total assets	$765,634,600	$769,327,873

Liabilities
Deposits
Non-interest-bearing	$26,110,741	$23,433,570
Interest bearing	516,371,159	515,444,601
Total deposits	542,481,900	538,878,171
Federal Home Loan Bank advances	102,781,099	107,484,586
Other borrowings	3,243,604	3,258,677
Advances by borrowers for taxes and insurance	2,515,503	1,463,384
Interest payable	1,893,148	1,359,940
Other liabilities	7,053,656	7,138,937
Total liabilities	659,968,910	659,583,695

Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued --- 5,000,000 shares
Common stock, $.01 par value
Authorized --- 20,000,000 shares
Issued and outstanding --- 6,325,078 and 6,693,841 shares	63,250	66,938
Additional paid-in capital	53,977,415	59,575,884
Retained earnings	56,524,414	55,195,694
Accumulated other comprehensive income	268,748	356,009
Unearned employee stock ownership plan (ESOP) shares	(3,734,486)	(3,813,946)
Unearned recognition and retention plan (RRP) shares	(1,433,651)	(1,636,401)
Total stockholders' equity	105,665,690	109,744,178

Total liabilities and stockholders' equity	$765,634,600	$769,327,873

See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended March 31
	2002	2001
Interest Income
Loans receivable, including fees	$12,214,887	$13,213,697
Investment securities:
Mortgage-backed securities	154,116	212,872
Federal Home Loan Bank stock	103,464	137,952
Other investments	216,590	466,270
Deposits with financial institutions	65,895	26,349
Total interest income	12,754,952	14,057,140

Interest Expense
Passbook savings	159,552	238,598
Certificates of deposit	4,226,990	5,447,330
Daily Money Market accounts	209,710	381,686
Demand and NOW accounts	119,937	228,200
Federal Home Loan Bank advances	1,384,264	1,438,090
Other interest expense	24,710	0
Total interest expense	6,125,163	7,733,904

Net Interest Income	6,629,789	6,323,236
Provision for losses on loans	587,483	189,250
Net Interest Income After Provision for Loan Losses	6,042,306	6,133,986

Other Income
Service fee income	606,672	572,895
Equity in losses of limited partnerships	(37,390)	(45,391)
Commissions	189,124	182,522
Net gains on loan sales	0	123,160
Increase in cash surrender value of life insurance	300,000	286,500
Other income	113,299	114,330
Total other income	1,171,705	1,234,016

Other Expenses
Salaries and employee benefits	3,008,935	3,196,233
Net occupancy expenses	241,986	230,739
Equipment expenses	197,746	232,215
Data processing fees	193,748	204,214
Automated teller machine	85,456	118,135
Deposit insurance expense	24,167	26,091
Advertising and promotion	93,492	159,491
Goodwill amortization	45,140	51,775
Other expenses	769,611	889,061
Total other expenses	4,660,281	5,107,954

Income Before Income Tax	2,553,730	2,260,048
Income tax expense	669,600	521,000

Net Income	$1,884,130	$1,739,048

Basic earnings per share	$0.32	$0.23

Diluted earnings per share	$0.32	$0.22

Dividends per share	$0.09	$0.08

See notes to consolidated condensed financial statements.

Next Page

Mutual First Financial
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2002	2001
Operating Activities
Net income	$1,884,130	$1,739,048
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	587,483	189,250
Net loss on disposal of premise and equipment	-	143,811
Net loss on sale of real estate owned	45,102
Securities amortization (accretion), net	5,425	(10,227)
ESOP shares earned	129,774	114,816
RRP shares earned	202,750	773,015
Equity in losses of limited partnerships	37,390	45,391
Amortization of net loan origination costs	568,599	478,227
Amortization of core deposit intangibles and goodwill	45,139	51,774
Depreciation and amortization	204,633	295,748
Deferred income tax	-	(20,233)
Loans originated for sale	-	(11,340,727)
Proceeds from sales on loans held for sale	-	6,735,306
Gains on sales of loans held for sale	-	(58,360)
Change in
Interest receivable	66,959	536,974
Other assets	(644,715)	(663,899)
Interest payable	533,208	837,173
Other liabilities	(53,161)	(1,339,411)
Increase in cash surrender value of life insurance	(300,000)	(286,500)
Net cash provided by operating activities	3,312,716	(1,778,824)

Investing Activities
Purchases of securities available for sale	(3,429,656)	(684,437)
Proceeds from maturities and paydowns of securities available for sale	5,853,778	1,676,633
Proceeds from maturities and paydowns of securities held to maturity	-	4,008,766
Net change in loans	(8,982,400)	(1,884,588)
Purchases of premises and equipment	(116,810)	(158,351)
Proceeds from real estate owned sales	374,800	-
Distribution from limited partnership	29,400	154,136
Other investing activities	(25,545)	(86,479)
Net cash used by investing activities	(6,296,433)	3,025,680

Financing Activities
Net change in
Noninterest-bearing, interest bearing demand and savings deposits	2,314,064	3,782,711
Certificates of deposits	1,289,665	20,844,796
Repayment of note payable	(30,679)	15,769
Proceeds from FHLB advances	3,280,000	79,017,667
Repayment of FHLB advances	(8,000,000)	(95,200,000)
Net change in advances by borrowers for taxes and insurance	1,052,119	1,086,779
Stock repurchased	(5,657,471)	(12,236,578)
Proceeds from exercise of stock options	5,000	46,050
Dividends Paid	(555,410)	(571,242)
Net cash provided by financing activities	(6,302,712)	(3,214,048)

Net Change in Cash and Cash Equivalents	(9,286,429)	(1,967,192)

Cash and Cash Equivalents, Beginning of Year	30,557,673	21,046,057

Cash and Cash Equivalents, End of Period	$21,271,244	$19,078,865

Additional Cash Flows Information
Interest paid	$ 5,591,955	$ 5,296,813
Income tax paid	880,000	200,000
Transfers from loans to foreclosed real estate	423,848	104,647
Loans held for sale transferred to loans	11,559,158	-
Mortgage servicing rights capitalized	-	64,800

See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Stockholders' Equity
For the Three Months Ended March 31, 2002
(Unaudited)

	Common Stock			Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP shares	Unearned RRP shares	Total
	Shares Outstanding	Amount	Additional paid-incapital

Balances, December 31, 2001	6,693,841	$66,938	$59,575,884		$55,195,694	$356,009	($3,813,946)	($1,636,401)	$109,744,178

Comprehensive income

Net income for the period				$1,884,130	$1,884,130				1,884,130

Other comprehensive income, net of tax

Unrealized gains on securities				(87,261)		(87,261)			(87,261)

Comprehensive income				$1,796,869

ESOP shares earned			50,314				79,460		129,774

Cash dividends ($.09 per share)					(555,410)				(555,410)

RRP shares earned								202,750	202,750

Stock repurchased	(369,694)	(3,697)	(5,653,774)						(5,657,471)

Stock options exercised	931	9	4,991						5,000

Balances, March 31, 2002	6,325,078	$63,250	$53,977,415		$56,524,414	$268,748	($3,734,486)	($1,433,651)	$105,665,690

See notes to consolidated condensed financial statements.

Next Page

MutualFirst Financial, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 1: Basis of Presentation

The consolidated financial statements include the accounts of MutualFirst Financial, Inc. (the "Company"), its wholly owned subsidiary, Mutual Federal Savings Bank, a federally chartered savings bank ("Mutual Federal"), and Mutual Federal's two wholly owned subsidiaries, First MFSB Corporation and Third MFSB Corporation. A summary of significant accounting policies is set forth in Note 1 of the Notes to Consolidated Financial Statements included in the December 31, 2001 Annual Report to Shareholders. All significant inter-company accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes required by generally accepted accounting principles necessary for complete financial statements.

The interim consolidated financial statements at March 31, 2002, and for the three month period ended March 31, 2002 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

The consolidated condensed balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date.

NOTE 2: Benefit Plans

On December 1, 2000, the stockholders of the Company approved a Stock Option Plan and a Recognition and Retention Plan (RRP). These plans allow for the purchase in the open market or through the issuance of authorized and unissued shares of up to 581,961 shares of common stock for the Stock Option Plan and 232,784 shares of common stock for the RRP. Under the Stock Option Plan, stock option rights covering 581,961 shares of stock may be granted to officers, key employees and directors of the Company and its subsidiaries. Options for 507,000 of such shares were granted effective January 12, 2001. The options have an option price per share equal to the market value at date of grant. Of the options granted, 247,248 have a 15-year term and 259,752 have a 10-year term. 212,000 of these options become exercisable at the rate of 33.3% per year and 295,000 become exercisable at a rate of 20% per year. Under the RRP plan, stock awards covering 232,784 shares of common stock may be awarded to the directors and key employees of the Company and its subsidiaries. Grants of 209,000 of such shares have been awarded effective January 12, 2001. Beginning March 20, 2001, 122,000 of these shares vest at a rate of 20% per year and 77,500 vest at a rate of 33.3% per year and 9,500 shares were fully vested as of March 20, 2002. Expense under the RRP plan was $203,000 for the three-month period ended March 31, 2002.

Next Page

Note 3 -- Earnings per share

Earnings per share were computed as follows:

	Three Months Ended March 31,
	2002			2001
	Income	Weighted- Average Shares	Per-Share Amount	Income	Weighted- Average Shares	Per-Share Amount
	(000's)			(000's)
Basic Earnings Per Share
Income available to common shareholders	$1,884	5,848,967	$0.32	$1,739	7,721,715	$0.23
Effect of Dilutive securities
Stock options and RRP grants		66,723			11,840
Diluted Earnings Per Share

Income available to common stockholders
and assumed conversions	$1,884	5,915,690	$0.32	$1,739	7,733,555	$0.22

Next Page

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward Looking Statements

This quarterly report on Form 10-Q (Form 10-Q") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the company, its directors or its officers primarily with respect to future events and the future financial performance of the company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risk and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rate; the loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes.

Next Page

Financial Condition

Assets totaled $765.6 million at March 31, 2002, a decrease of $3.7 million from $769.3 million at December 31, 2001. The primary reason for the decrease was the use of cash and cash equivalents for stock repurchases of $5.7 million during the quarter. Net loans, before allowance for loan losses, increased $19.4 million, which included $11.6 million transferred from the loans held for sale category early in the quarter to maintain loan growth objectives. Excluding the transferred loans, the real estate mortgage loan portfolio increased $4.1 million during the period. Consumer loans increased $1.6 million and commercial business loans increased $2.1 million.

Allowance for loan losses increased $396,000, from $5.4 million at December 31, 2001, to $5.8 million at March 31, 2002. This increase was primarily due to an increase in classified commercial and one- to four- family real estate loans. Net charge offs for the quarter were $193,000, or .12% of average loans on an annualized basis.

Total deposits were $542.5 million at March 31, 2002, an increase of $3.6 million, or .7% from December 31, 2001. Retail deposits increased $10.6 million during the quarter, with public funds down $7.0 million. Total borrowings decreased $4.7 million to $106.0 million at March 31, 2002, from $110.7 million at December 31, 2001.

Stockholders' equity decreased $4.0 million from $109.7 million at December 31, 2001 to $105.7 million at March 31, 2002. The decrease was due primarily to the repurchase of 369,694 shares for $5.7 million and dividend payments of $555,000. These decreases were partially offset by net income of $1.9 million, Employee Stock Ownership Plan (ESOP) shares earned of $130,000, Recognition and Retention Plan (RRP) shares earned of $203,000, and proceeds from the exercise of stock options of $5,000. Also, unrealized gain on securities available for sale decreased $87,000.

Comparison of the Operating Results Ended March 31, 2002 and 2001

Net income for the quarter ended March 31, 2002 was $1.9 million, or $.32 for both basic and diluted earnings per share. This compared to net income for the comparable period in 2001 of $1.7 million, or $.23 for basic and $.22 for diluted earnings per share. Annualized return on average assets was .98% and return on average equity was 7.04% for the first quarter of 2002, compared to .91% and 5.51%, respectively, for the same period last year.

Interest income decreased $1.3 million, or 9.3%, from $14.1 million for the three months ended March 31, 2001 to $12.8 million for the three months ended March 31, 2002. Interest expense decreased $1.6 million, or 20.8%, from $7.7 million for the three months ended March 31, 2001, to $6.1 million for the three months ended March 31, 2002. As a result, net interest income for the three-month period ended March 31, 2002, increased $307,000, or 4.9%, compared to the same period in 2001. The average interest rate spread increased from 3.06% for the three-month period ended March 31, 2001, to 3.47% for the comparable period in 2002 as yields on interest earning assets decreased at a slower rate than the decrease in the cost of interest bearing liabilities.

The provision for loan losses for the first quarter of 2002 was $587,000 compared to $189,000 for the same period in 2001. Non-performing loans to total loans at March 31, 2002, were 1.03% compared to .56% at March 31, 2001. Non-performing assets to total assets were 1.07% at March 31, 2002, compared to .64% at March 31, 2001. The increase was due to higher non-performing 1-4 family and commercial mortgage

Next Page

loan balances brought about by the continued slow economy. The non-performing commercial properties are made up primarily of two nursing home loans totaling $1.8 million and three other loans totaling $972,000. Specific reserves of $290,000 have been established on these loans. Negotiations are in progress with the owners and possible buyers to satisfy these obligations.

Non-interest income, excluding net gain on loan sales, increased $61,000, or 5.5%, to $1.2 million for the three-months ended March 31, 2002 compared to $1.1 million for the same period in 2001. During the first quarter of 2001, there was a gain of $123,000 on the sale of fixed rate residential mortgage loans. There were no loan sales in the first quarter of 2002.

Non-interest expense decreased $448,000, or 8.8%, to $4.7 million for the three-months ended March 31, 2002, compared to $5.1 million in 2001. Salaries and employee benefits were $3.0 million for the three-months ended March 31, 2002 compared to $3.2 million for the 2001 period, a decrease of $187,000, or 5.9% due to a reduction in RRP costs. Other expenses decreased $260,000, or 13.6%, for the three-month period ended March 31, 2002 compared to the same period in 2001 due primarily to efficiencies realized since the merger with Marian Capital in December of 2000.

Income tax expense increased $149,000 for the three-months ended March 31, 2002, compared to the same period in 2001. The increase resulted from increased taxable income.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year. As of March 31, 2002, Mutual Federal had liquid assets of $49.9 million and a liquidity ratio of 7.65%.

ITEM 3 - Quantitative and Quantitative Disclosures about Market Risk

Presented below as of March 31, 2002 and 2001 is an analysis of Mutual Federal's interest rate risk as measured by changes in Mutual Federal's net portfolio value ("NPV") assuming an instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

March 31, 2002 Net Portfolio Value
Changes In Rates	$ Amount	$ Change	% Change	NPV as % of PV of Assets
				NPV Ratio	Change

+300 bp	72,708	-31,150	-30%	10.22%	-332 bp
+200 bp	82,838	-21,020	-20%	11.36%	-217 bp
+100 bp	94,011	-9,847	-9%	12.57%	-96 bp
0 bp	103,858			13.53%
-100 bp	111,961	8,103	8%	14.23%	+70 bp
-200 bp	112,537	8,679	8%	14.08%	+55 bp
-300 bp	117,960	14,102	14%	14.51%	+98 bp

Next Page

March 31, 2001 Net Portfolio Value
Changes In Rates	$ Amount	$ Change	% Change	NPV as % of PV of Assets
				NPV Ratio	Change

+300 bp	84,407	-30,101	-26%	11.65%	-309 bp
+200 bp	94,718	-19,791	-17%	12.77%	-197 bp
+100 bp	105,183	-9,325	-8%	13.86%	-88 bp
0 bp	114,509			14.74%
-100 bp	120,088	5,579	5%	15.17%	+43 bp
-200 bp	123,174	8,665	8%	15.30%	+56 bp
-300 bp	130,086	15,577	14%	15.83%	+109 bp

The analysis at March 31, 2002 indicates that there have been no material changes in market interest rates for Mutual Federal's interest rate sensitivity instruments which would cause a material change in the market risk exposures which effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company's annual report on Form 10-K for the period ended December 31, 2001.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and use of Proceeds

None.

Item. 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of matters to Vote to Security Holders

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on form 8-K.

(a) No reports on form 8-K were filed during the quarter ended March 31, 2002.

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MutualFirst Financial, Inc.

Date:	May 14, 2002	By:	/s/ R. Donn Roberts R. Donn Roberts President and Chief Executive Officer

Date:	May 14, 2002	By:	/s/ Timothy J. McArdle Timothy J. McArdle Senior Vice President and Treasurer

End.