Form 10-Q
period 2002-06-30
MUTUALFIRST FINANCIAL INC
filed 2002-08-14
CIK 1094810

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2002 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM - TO

Commission File Number: 000-27905

MutualFirst Financial, Inc.

(Exact Name of registrant specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	35-2085640 (I.R.S. Employer Identification Number)

110 East Charles Street
Muncie, Indiana 47305
(765) 747-2800

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.        Yes [X]       No[   ]

The number of shares of the Registrant's common stock, without par value, outstanding as of June 30, 2002 was 6,040,141.

Next Page

FORM 10 - Q
MutualFirst Financial, Inc.

INDEX
		Page Number
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets at
	June 30, 2002 and December 31, 2001	1
	Consolidated Condensed Statements of Income for the
	three and six months ended June 30, 2002 and
	June 30, 2001	2
	Consolidated Condensed Statement of Stockholders' Equity
	for the six months ended June 30, 2002	3
	Consolidated Condensed Statements of Cash Flows for the
	six months ended June 30, 2002 and June 30, 2001	4
	Notes to Unaudited Consolidated Condensed Financial Statements
		5
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
		12
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	13

Signature Page		14

i
Next Page

PART 1       FINANCIAL INFORMATION
 ITEM 1.       Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	June 30, 2002 (Unaudited)	December 31, 2001
Assets
Cash	$19,516,482	$24,140,688
Interest-bearing deposits	1,221,139	6,416,985
Cash and cash equivalents	20,737,621	30,557,673
Investment securities available for sale	30,026,798	31,580,095
Loans held for sale	18,481,139	11,559,158
Loans	653,916,156	642,084,418
Allowance for loan losses	(5,940,094)	(5,449,292)
Net loans	647,976,062	636,635,126
Premises and equipment	8,530,779	8,674,152
Federal Home Loan Bank of Indianapolis stock, at cost	6,993,400	6,993,400
Investment in limited partnerships	5,495,972	5,677,060
Cash surrender value of life insurance	24,839,091	24,231,091
Foreclosed real estate	620,217	1,045,765
Interest receivable	3,755,944	3,696,560
Core deposit intangibles and goodwill	964,819	1,052,491
Deferred income tax benefit	4,515,961	4,553,975
Other assets	3,727,104	3,071,327

Total assets	$776,664,907	$769,327,873

Liabilities
Deposits
Non-interest-bearing	$27,047,158	$23,433,570
Interest bearing	520,825,134	515,444,601
Total deposits	547,872,292	538,878,171
Federal Home Loan Bank advances	113,751,298	107,484,586
Other borrowings	3,259,210	3,258,677
Advances by borrowers for taxes and insurance	1,378,539	1,463,384
Interest payable	1,230,804	1,359,940
Other liabilities	7,123,139	7,138,937
Total liabilities	674,615,282	659,583,695

Commitments and Contingent Liabilities
Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued --- 5,000,000 shares
Common stock, $.01 par value
Authorized --- 20,000,000 shares
Issued and outstanding --- 6,040,141 and 6,693,841 shares	60,401	66,938
Additional paid-in capital	48,477,109	59,575,884
Retained earnings	57,999,512	55,195,694
Accumulated other comprehensive income	413,030	356,009
Unearned employee stock ownership plan (ESOP) shares	(3,655,026)	(3,813,946)
Unearned recognition and retention plan (RRP) shares	(1,245,401)	(1,636,401)
Total stockholders' equity	102,049,625	109,744,178

Total liabilities and stockholders' equity	$776,664,907	$769,327,873

See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Interest Income
Loans receivable, including fees	$12,229,245	$13,341,093	$24,444,131	$26,554,790
Investment securities:
Mortgage-backed securities	140,203	200,309	294,319	413,181
Federal Home Loan Bank stock	108,973	135,126	212,437	273,078
Other investments	206,815	393,922	423,405	860,192
Deposits with financial institutions	30,889	41,767	96,784	68,116
Total interest income	12,716,125	14,112,217	25,471,076	28,169,357

Interest Expense
Passbook savings	157,355	241,724	316,906	480,322
Certificates of deposit	4,017,827	5,376,610	8,244,816	10,823,940
Daily Money Market accounts	193,166	340,401	402,877	722,087
Demand and NOW accounts	119,897	191,957	239,834	420,157
Federal Home Loan Bank advances	1,384,395	1,347,292	2,768,659	2,785,382
Other interest expense	15,606	15,769	40,316	15,769
Total interest expense	5,888,246	7,513,753	12,013,408	15,247,657

Net Interest Income	6,827,879	6,598,464	13,457,668	12,921,700
Provision for losses on loans	375,000	296,250	962,483	485,500
Net Interest Income After Provision for Loan Losses	6,452,879	6,302,214	12,495,185	12,436,200

Other Income
Service fee income	688,189	674,846	1,294,862	1,247,741
Equity in losses of limited partnerships	(101,552)	(116,534)	(138,943)	(161,925)
Commissions	189,417	181,191	378,541	363,713
Net gains on loan sales	202,355	187,277	202,355	310,437
Increase in cash surrender value of life insurance	308,000	286,500	608,000	573,000
Other income	105,691	77,972	218,990	192,302
Total other income	1,392,100	1,291,252	2,563,805	2,525,268

Other Expenses
Salaries and employee benefits	3,160,964	2,797,765	6,169,899	5,993,998
Net occupancy expenses	288,827	222,879	530,813	453,618
Equipment expenses	226,625	208,221	424,371	440,436
Data processing fees	199,742	192,925	393,490	397,139
Automated teller machine	131,337	148,093	216,793	266,228
Deposit insurance expense	23,443	25,002	47,611	51,093
Advertising and promotion	114,616	124,167	208,108	283,658
Goodwill amortization	42,532	50,353	87,672	102,128
Other expenses	896,072	803,436	1,665,683	1,692,497
Total other expenses	5,084,158	4,572,841	9,744,440	9,680,795

Income Before Income Tax	2,760,821	3,020,625	5,314,550	5,280,673
Income tax expense	747,950	856,900	1,417,550	1,377,900

Net Income	$2,012,871	$2,163,725	$3,897,000	$3,902,773

Basic earnings per share	$0.35	$0.30	$0.67	$0.53

Diluted earnings per share	$0.34	$0.30	$0.66	$0.53

Dividends per share	$0.09	$0.08	$0.18	$0.16

See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Six Months Ended June 30, 2002
(Unaudited)

	Common Stock		Additional paid-in capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP shares	Unearned RRP shares	Total
	Shares Outstanding	Amount

Balances, December 31, 2001	6,693,841	$66,938	$59,575,884		$55,195,694	$356,009	($3,813,946)	($1,636,401)	$109,744,178

Comprehensive income

Net income for the period				$3,897,000	$3,897,000				$3,897,000

Other comprehensive income, net of tax

Unrealized gains on securities				57,021		57,021			57,021

Comprehensive income				$3,954,021

ESOP shares earned			122,479				158,920		281,399

Cash dividends ($.09 per share)					(1,093,182)				(1,093,182)

RRP shares earned								391,000	391,000

Stock repurchased	(654,631)	(6,546)	(11,226,245)						(11,232,791)

Stock options exercised	931	9	4,991						5,000

Balances, June 30, 2002	6,040,141	$60,401	$48,477,109		$57,999,512	$413,030	($3,655,026)	($1,245,401)	$102,049,625

See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2002	2001
Operating Activities
Net income	$3,897,000	$3,902,773
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	962,483	485,500
Net loss on disposal of premises and equipment	1,986
Net loss on sale of real estate owned	123,288	119,162
Securities amortization (accretion), net	18,787	(22,069)
ESOP shares earned	281,399	227,954
RRP shares earned	391,000	983,303
Equity in losses of limited partnerships	138,943	161,925
Amortization of net loan origination costs	899,777	1,088,484
Amortization of core deposit intangibles and goodwill	87,672	133,666
Depreciation and amortization	430,986	538,869
Loans originated for sale	(13,446,838)	(29,172,270)
Proceeds from sales on loans held for sale	10,259,120	22,297,766
Gains on sales of loans held for sale	(202,355)	(90,467)
Change in
Interest receivable	(59,384)	445,185
Other assets	(642,865)	212,831
Interest payable	(129,136)	(37,923)
Other liabilities	49,209	(871,917)
Increase in cash surrender value of life insurance	(608,000)	(573,000)
Net cash provided (used) by operating activities	2,453,072	(170,228)

Investing Activities
Purchases of securities available for sale	(6,520,220)	(3,478,555)
Proceeds from maturities and paydowns of securities available for sale	8,149,763	6,925,715
Proceeds from maturities and paydowns of securities held to maturity		5,537,069
Net change in loans	(17,270,585)	(8,165,716)
Purchases of premises and equipment	(289,599)	(174,357)
Proceeds from real estate owned sales	932,831	6,682
Distribution from limited partnership	29,232	14,516
Other investing activities	(95,086)	(45,111)
Net cash provided (used) by investing activities	(15,063,664)	620,243

Financing Activities
Net change in
Noninterest-bearing, interest bearing demand and savings deposits	1,847,145	5,618,718
Certificates of deposits	7,146,976	7,986,332
Repayment of note payable	(30,679)	(30,679)
Proceeds from FHLB advances	29,280,000	158,035,334
Repayment of FHLB advances	(23,047,084)	(153,743,596)
Net change in advances by borrowers for taxes and insurance	(84,845)	99,382
Stock repurchased	(11,232,791)	(14,110,229)
Proceeds from exercise of stock options	5,000	53,950
Dividends paid	(1,093,182)	(1,172,205)
Net cash provided by financing activities	2,790,540	2,737,007

Net Change in Cash and Cash Equivalents	(9,820,052)	3,187,022

Cash and Cash Equivalents, Beginning of Year	30,557,673	21,046,057

Cash and Cash Equivalents, End of Period	$20,737,621	$24,233,079

Additional Cash Flows Information
Interest paid	$12,142,544	$15,285,580
Income tax paid	1,700,000	375,000
Transfers from loans to foreclosed real estate	535,485	255,648
Loans transferred to loans held for sale, net	3,900,029
Mortgage servicing rights capitalized	100,568	219,969

See notes to consolidated condensed financial statements.

Next Page

MutualFirst Financial, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

NOTE 1: Basis of Presentation

The consolidated financial statements include the accounts of MutualFirst Financial, Inc. (the "Company"), its wholly owned subsidiary, Mutual Federal Savings Bank, a federally chartered savings bank ("Mutual Federal"), and Mutual Federal's two wholly owned subsidiaries, First MFSB Corporation and Third MFSB Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 2001 filed with the Securities and Exchange Commission.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at June 30, 2002, and for the three and six month periods ended June 30, 2002 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2001 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

NOTE 2: Benefit Plans

On December 1, 2000, the stockholders of the Company approved a Stock Option Plan and a Recognition and Retention Plan (RRP). These plans allow for the purchase in the open market or through the issuance of authorized and unissued shares of up to 581,961 shares of common stock for the Stock Option Plan and 232,784 shares of common stock for the RRP. Under the Stock Option Plan, stock option rights covering 581,961 shares of stock may be granted to officers, key employees and directors of the Company and its subsidiaries. Options for 507,000 of such shares were granted effective January 12, 2001. The options have an exercise price per share equal to the market value at the date of grant. Of the options granted, 247,248 have a 15-year term and 259,752 have a 10-year term. 212,000 of these options become exercisable at the rate of 33.3% per year and 295,000 become exercisable at a rate of 20% per year. Under the RRP plan, stock awards covering 232,784 shares of common may be awarded to the directors and key employees of the Company and its subsidiaries. Grants of 209,000 of such shares have been awarded effective January 12, 2001. Beginning March 20, 2001, 122,000 of these shares vest at a rate of 20% per year and 77,500 vest at a rate of 33.3% per year, and 9,500 shares were fully vested as of March 20, 2002. Expense under the RRP plan was $188,000 and $391,000 for the three- and six-month periods ended June 30, 2002, respectively.

Next Page

NOTE 3: Earnings per share

Earnings per share were computed as follows:

	Three Months Ended June 30,
	2002			2001
	Income	Weighted- Average Shares	Per-Share Amount	Income	Weighted- Average Shares	Per-Share Amount
	(000's)			(000's)

Basic Earnings Per Share
Income available to common shareholders	$2,013	5,739,746	$0.35	$2,164	7,109,629	$0.30
Effect of Dilutive Securities
Stock options and RRP grants		130,513			7,654
Diluted Earnings Per Share

Income available to common stockholders
and assumed conversions	$2,013	5,870,259	$0.34	$2,164	7,117,283	$0.30

	Six Months Ended June 30,
	2002			2001
	Income	Weighted- Average Shares	Per-Share Amount	Income	Weighted- Average Shares	Per-Share Amount
	(000's)			(000's)

Basic Earnings Per Share
Income available to common shareholders	$3,897	5,793,963	$0.67	$3,903	7,413,930	$0.53
Effect of Dilutive Securities
Stock options and RRP grants		98,618			9,747
Diluted Earnings Per Share

Income available to common stockholders
and assumed conversions	$3,897	5,892,581	$0.66	$3,903	7,423,677	$0.53

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

Mutual Federal was originally organized in 1889 and currently conducts its business from seventeen full service offices located in Delaware, Randolph, Grant, and Kosciusko counties, Indiana, with its main office located in Muncie. Mutual Federal's principal business consists of attracting deposits from the general public and originating fixed rate and adjustable rate loans secured primarily by first mortgage liens on one-to-four family residential real estate as well as commercial real estate and loans on consumer goods. Mutual Federal's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (SAIF) of the FDIC.

Mutual Federal currently owns two subsidiaries, First MFSB Corporation and Third MFSB Corporation. The assets of First MFSB Corporation consist of an investment in Family Financial Life Insurance Company. Family Financial is an Indiana stock insurance company that primarily engages in retail sales of mortgage and credit life insurance products in connection with loans originated by it's shareholder financial institutions. Third MFSB, which does business as Mutual Financial Services, offers tax deferred annuities and long term health and life insurance products. All securities-related products and services made available through Mutual Financial Services are offered by a third party independent broker-dealer.

The Company's results of operations depend primarily on the level of net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and costs incurred with respect to interest-bearing liabilities, primarily deposits and borrowings. Results of operations also depend upon the level of the Company's non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses.

Next Page

Critical Accounting Policies

The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies presented on pages 22 and 23 of the Annual Report to Shareholders for the year ended December 31, 2001. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets and the valuation of intangible assets.

Allowance for Loan Losses

The allowance for loan losses is a significant estimate that can and does change based on management's assumptions about specific borrowers and current general economic and business conditions, among other factors. Management reviews the adequacy of the allowance for loan losses on at least a quarterly basis. The evaluation by management includes consideration of past loan loss experience, changes in the composition of the loan portfolio, the current condition and amount of loans outstanding, identified problem loans and the probability of collecting all amounts due.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. A worsening or protracted economic decline would increase the likelihood of additional losses due to credit and market risk and could create the need for additional loss reserves.

Foreclosed Assets

Foreclosed assets are carried at the lower of cost or fair value less estimated selling costs. Management estimates the fair value of the properties based on current appraisal information. Fair value estimates are particularly susceptible to significant changes in the economic environment, market conditions, and the real estate market. A worsening or protracted economic decline would increase the likelihood of a decline in property values and could create the need to write down the properties through current operations.

Intangible Assets

The Company periodically assesses the impairment of its goodwill and the recoverability of its core deposit intangible. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If actual external conditions and future operating results differ from the Company's judgments, impairment and/or increased amortization charges may be necessary to reduce the carrying value of these assets to the appropriate value.

Next Page

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

Financial Condition

Assets totaled $776.7 million at June 30, 2002, an increase of $7.3 million from $769.3 million at December 31, 2001. The primary reason for the increase was due to an $18.8 million increase in loans, including loans held for sale, from $653.6 million at December 31, 2001 to $672.4 million at June 30, 2002. This was partially offset by the use of cash and cash equivalents and proceeds from the maturity of investment securities available for sale for stock repurchases of $11.2 million and loan growth during the period. Excluding loans held for sale, the real estate mortgage loan portfolio decreased $5.1 million during the period. Consumer loans increased $11.6 million and commercial business loans increased $5.3 million.

Allowance for loan losses increased $491,000 from $5.4 million at December 31, 2001 to $5.9 million at June 30, 2002. The company determined to increase its allowance primarily due to an increase in classified commercial and one- to four- family real estate loans. Net charge offs for the first half of 2002 were $472,000 or .14% of average loans on an annualized basis, compared to $1.7 million, or .52% for the first half of 2001 which included a large commercial loan chargeoff.

Total deposits were $547.9 million at June 30, 2002 an increase of $9.0 million or 1.7% from $538.9 million at December 31, 2001. Of this growth, $3.6 million was in non-interest bearing deposits. Total borrowings increased $6.3 million to $117.0 million at June 30, 2002 from $110.7 million at December 31, 2001 to fund loan growth and share repurchases.

Stockholders' equity decreased $7.7 million to $102.0 million at June 30, 2002 from $109.7 million at December 31, 2001. The decrease was due primarily to the repurchase of 654,631 shares of common stock for $11.2 million and dividend payments of $1.1 million. These decreases were partially offset by net income of $3.9 million, Employee Stock Ownership Plan (ESOP) shares earned of $281,000, and RRP shares earned of $391,000. Also, unrealized gain on securities available for sale increased $57,000.

Next Page

Comparison of the Operating Results for the Three Months Ended June 30, 2002 and 2001

Net income for the quarter ended June 30, 2002 was $2.0 million, or $.35 for basic and $.34 for diluted earnings per share. This compared to net income for the comparable period in 2001 of $2.2 million, or $.30 for both basic and diluted earnings per share. Annualized return on average assets was 1.04% and return on average equity was 7.71% for the second quarter of 2002, compared to 1.12% and 7.09%, respectively, for the same period last year.

Interest income decreased $1.4 million, or 9.9%, from $14.1 million for the three months ended June 30, 2001 to $12.7 million for the three months ended June 30, 2002. Interest expense decreased $1.6 million, or 21.6%, from $7.5 million for the three months ended June 30, 2001, to $5.9 million for the three months ended June 30, 2002. As a result, net interest income for the three-month period ended June 30, 2002, increased $229,000, or 3.5%, compared to the same period in 2001. The average interest rate spread increased from 3.26% for the three-month period ended June 30, 2001, to 3.59% for the comparable period in 2002 as yields on interest earning-assets continued to decrease at a slower rate than the decrease in the cost of interest-bearing liabilities.

The provision for loan losses for the second quarter of 2002 was $375,000 compared to $296,000 for the same period in 2001. Non-performing loans to total loans at June 30, 2002, were .88% compared to .64% at June 30, 2001. Non-performing assets to total assets were .87% at June 30, 2002, compared to .71% at June 30, 2001. The increase was due to higher non-performing one- to four- family and commercial mortgage loan balances brought about by the continued slow economy. The non-performing commercial properties are comprised primarily of two nursing home loans totaling $1.8 million and four other loans totaling $536,000. Specific reserves of $150,000 have been established on these loans. Negotiations are in progress with the owners and possible buyers to satisfy these obligations.

Non-interest income, excluding net gain on loan sales, increased $86,000, or 7.8%, to $1.2 million for the three-months ended June 30, 2002 compared to $1.1 million for the same period in 2001. During the second quarter of 2001, there was a gain of $187,000 on the sale of fixed rate residential mortgage loans, compared to $202,000 for the same period in 2002.

Non-interest expense increased $511,000 or 11.2% to $5.1 million for the three months ended June 30, 2002 compared to $4.6 million for the same period in 2001. Salaries and employee benefits were $3.2 million for the three months ended June 30, 2002 compared to $2.8 million for the 2001 period, an increase of $363,000 or 13.0%. The increase in salaries and benefits included a $158,000 increase in health insurance premium costs, increased ESOP expense due to the increase in the company's stock price, and annual pay increases. All other expenses increased $149,000 or 8.4% for the three-month period ended June 30, 2002 compared to the same period in 2001. Much of this increase is attributed to a $99,000 increase in real estate owned expense.

Next Page

Income tax expense decreased $109,000 for the three-months ended June 30, 2002, compared to the same period in 2001. The decrease resulted from decreased taxable income, and a decrease in the effective tax rate from 28.8% to 27.1%.

Comparison of the Operating Results for the Six-Months Ended June 30, 2002 and 2001.

Net income for the six month period ended June 30, 2002 was $3.9 million or $.67 for basic and $.66 for diluted earnings per share. This compared to $3.9 million or $.53 for both basic and diluted earnings per share for the comparable period in 2001. The increase in earnings per share was a result of share repurchases during the period and represented a 24.5% improvement. The annualized return on average assets was 1.01% and the annualized return on average equity was 7.37% for the first half of 2002, compared to 1.02% and 6.29%, respectively, for the same period in 2001. Interest income decreased $2.7 million, or 9.6% from $28.2 million for the six months ended June 30, 2001 to $25.5 million for the six months ended June 30, 2002. Interest expense decreased $3.2 million, or 21.2% from $15.2 million for the six months ended June 30, 2001 to $12.0 million for the same period in 2002. As a result, net interest income for the six-month period ended June 30, 2002 increased $536,000 or 4.15% compared to the same period in 2001. The average interest rate spread increased from 3.16% for the six months ended June 30, 2001 to 3.52% for the comparable period in 2002 as yields on interest-earnings assets decreased at a slower rate than the decrease in the cost of interest-bearing liabilities.

The non-interest income was unchanged for the six months ended June 30, 2002 compared to the same period last year.

Non-interest expense increased $64,000 for the six months ended June 30, 2002 compared to the same period in 2001. Salaries and employee benefits increased $176,000. The reasons for the increase can be attributed to additional health insurance premium costs, increased ESOP expense and normal salary increases. Net occupancy expenses increased $77,000 from $454,000 for the six months ended June 30, 2001 to $531,000 for the same period in 2002. This increase can be attributed primarily to an increase in property tax accruals due to reassessments and increased tax rates. All other non-interest expense categories decreased $189,000 for the six months ended June 30, 2002 compared to the same period in 2001 for a variety of reasons, including realized synergies as a result of the December 2000 merger with Marion Capital Holdings.

Income tax expense increased $40,000 for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The increase resulted from increased taxable income and an increase in the effective tax rate from 26.1% to 26.7%.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year. As of June 30, 2002, Mutual Federal had liquid assets of $49.9 million and a liquidity ratio of 7.99%.

Next Page

ITEM 3 - Quantitative and Quantitative Disclosures about Market Risk

Presented below as of June 30, 2002 and 2001 is an analysis of Mutual Federal's interest rate risk as measured by changes in Mutual Federal's net portfolio value ("NPV") assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 300 basis points.

June 30, 2002 Net Portfolio Value
Changes In Rates	$ Amount	$ Change	% Change	NPV as % of PV of Assets
				NPV Ratio	Change

+300 bp	67,547	(36,117)	(35)%	9.39%	(385)bp
+200 bp	80,727	(22,937)	(22)%	10.90%	(234)bp
+100 bp	93,462	(10,202)	(10)%	12.27%	(97)bp
0 bp	103,664			13.24%
-100 bp	106,885	3,221	3%	13.38%	+14 bp
-200 bp	109,419	5,755	6%	13.43%	+19 bp
-300 bp	113,268	9,604	9%	13.68%	+44 bp

June 30, 2001 Net Portfolio Value
Changes In Rates	$ Amount	$ Change	% Change	NPV as % of PV of Assets
				NPV Ratio	Change

+300 bp	71,919	(31,086)	(30)%	9.98%	(335)bp
+200 bp	83,527	(20,478)	(20)%	11.18%	(215)bp
+100 bp	94,450	(9,555)	(9)%	12.37%	(96)bp
0 bp	105,005			13.33%
-100 bp	110,517	6,512	5%	13.92%	+59 bp
-200 bp	112,797	8,792	8%	14.02%	+69 bp
-300 bp	117,958	13,952	13%	14.40%	+107 bp

The analysis at June 30, 2002 indicates that there have been no material changes in market interest rates for Mutual Federal's interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company's annual report on Form 10-K for the period ended December 31, 2001.

Next Page

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

	None.

Item 2.	Changes in Securities and use of Proceeds

	None.

Item 3.	Defaults Upon Senior Securities.

	None.

Item 4.	Submission of Matters to Vote of Security Holders.
	The following is a record of the votes cast at the Company's Annual Meeting of Stockholders in the election of directors of the Company:
		FOR	VOTE WITHHELD

	Linn A. Crull	5,154,217	18,773
	Wilbur R. Davis	5,165,020	7,970
	Steven L. Banks	5,108,058	64,932
	Jon R. Marler	5,151,417	21,573

	Accordingly, the individuals named above were declared to be duly elected directors of the Company for a three-year term to expire in 2005.

	The following is a record of the votes cast for the proposal to ratify the appointment of BKD,LLP as the Company's independent auditors for the fiscal year ending December 31, 2002.

		NUMBER OF VOTES
	FOR	5,124,539
	AGAINST	28,150
	ABSTAIN	20,301

	Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Corporation.

Item 5.	Other Information.

	None.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	No reports on Form 8-K were filed during the quarter ended June 30, 2002.

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MutualFirst Financial, Inc.

Date:	August 12, 2002	By:	/s/ R. Donn Roberts R. Donn Roberts President and Chief Executive Officer

Date:	August 12, 2002	By:	/s/ Timothy J. McArdle Timothy J. McArdle Senior Vice President and Treasurer

Next Page

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of MutualFirst Financial, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Dated:	August 12, 2002	/s/ R. Donn Roberts R. Donn Roberts Chief Executive Officer

Dated:	August 12, 2002	/s/ Timothy J. McArdle Senior Vice President, Treasurer and Chief Financial Officer

End.