Form 10-Q
period 2002-09-30
MUTUALFIRST FINANCIAL INC
filed 2002-11-14
CIK 1094810

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ - TO _______________

Commission File Number: 000-27905

MutualFirst Financial, Inc.

(Exact Name of registrant specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	35-2085640 (I.R.S. Employer Identification Number)

110 East Charles Street
Muncie, Indiana 47305
(765) 747-2800

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.        Yes [X]       No[   ]

The number of shares of the Registrant's common stock, $.01 par value, outstanding as of September 30, 2002 was 5,598,052.

Next Page

FORM 10 - Q
MutualFirst Financial, Inc.

INDEX
		Page Number
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets at
	September 30, 2002 and December 31, 2001	1
	Consolidated Condensed Statements of Income for the
	three and nine months ended September 30, 2002 and September 30, 2001	2
	Consolidated Condensed Statement of Stockholders' Equity
	for the nine months ended September 30, 2002	3
	Consolidated Condensed Statements of Cash Flows for the
	nine months ended September 30, 2002 and September 30, 2001	4
	Notes to Unaudited Consolidated Condensed Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	13

Signature Page		14

Certifications		15

i
Next Page

PART 1       FINANCIAL INFORMATION
 ITEM 1.       Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	September 30,	December 31,
	2002	2001
	(Unaudited)

Assets
Cash	$20,703,835	$24,140,688
Interest-bearing deposits	1,929,816	6,416,985
Cash and cash equivalents	22,633,651	30,557,673
Investment securities available for sale	42,549,921	31,580,095
Loans held for sale	5,552,148	11,559,158
Loans	659,429,163	642,084,418
Allowance for loan losses	(6,599,846)	(5,449,292)
Net loans	652,829,317	636,635,126
Premises and equipment	9,206,696	8,674,152
Federal Home Loan Bank of Indianapolis stock, at cost	6,993,400	6,993,400
Investment in limited partnerships	5,871,083	5,677,060
Cash surrender value of life insurance	25,133,091	24,231,091
Foreclosed real estate	822,619	1,045,765
Interest receivable	3,371,218	3,696,560
Core deposit intangibles and goodwill	922,286	1,052,491
Deferred income tax benefit	4,465,356	4,553,975
Other assets	4,144,417	3,071,327

Total assets	$784,495,203	$769,327,873

Liabilities
Deposits
Non-interest-bearing	$32,052,049	$23,433,570
Interest bearing	523,674,193	515,444,601
Total deposits	555,726,242	538,878,171
Federal Home Loan Bank advances	117,385,920	107,484,586
Other borrowings	2,868,025	3,258,677
Advances by borrowers for taxes and insurance	2,021,309	1,463,384
Interest payable	1,620,504	1,359,940
Other liabilities	9,055,752	7,138,937
Total liabilities	688,677,752	659,583,695

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued --- 5,000,000 shares
Common stock, $.01 par value
Authorized --- 20,000,000 shares
Issued and outstanding --- 5,598,052 and 6,693,841 shares	55,982	66,938
Additional paid-in capital	40,089,145	59,575,884
Retained earnings	59,816,104	55,195,694
Accumulated other comprehensive income	488,937	356,009
Unearned employee stock ownership plan (ESOP) shares	(3,575,566)	(3,813,946)
Unearned recognition and retention plan (RRP) shares	(1,057,151)	(1,636,401)
Total stockholders' equity	95,817,451	109,744,178

Total liabilities and stockholders' equity	$784,495,203	$769,327,873
See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001
Interest Income
Loans receivable, including fees	$11,999,255	$12,958,014	$36,443,386	$39,512,804
Investment seurities:
Mortgage-backed securities	150,849	175,807	445,168	588,988
Federal Home Loan Bank stock	110,170	127,797	322,606	400,875
Other investments	242,007	350,261	665,413	1,210,453
Deposits with financial institutions	47,978	54,645	144,762	122,761
Total interest income	12,550,259	13,666,524	38,021,335	41,835,881

Interest Expense
Passbook savings	152,362	248,773	469,269	729,095
Certificates of deposit	3,792,070	4,956,448	12,036,885	15,780,387
Daily Money Market accounts	186,294	310,079	589,171	1,032,166
Demand and NOW acounts	115,336	177,141	355,170	597,299
Federal Home Loan Bank advances	1,447,445	1,464,947	4,216,104	4,250,329
Other interest expense	15,606	15,606	55,922	31,375
Total interest expense	5,709,113	7,172,994	17,722,521	22,420,651

Net Interest Income	6,841,146	6,493,530	20,298,814	19,415,230
Provision for losses on loans	375,000	606,898	1,337,483	1,092,398
Net Interest Income After Provision for Loan Losses	6,466,146	5,886,632	18,961,331	18,322,832

Other Income
Service fee income	714,898	673,417	2,009,759	1,921,157
Net realized gain (loss) on sale of available-for-sale securities	2,876	(21,204)	2,876	(21,204)
Equity in losses of limited partnerships	(129,236)	(43,688)	(268,178)	(205,612)
Commissions	210,378	190,943	588,919	554,656
Net gains on loan sales	573,436	335,046	775,791	645,482
Increase in cash surrender value of life insurance	294,000	286,500	902,000	859,500
Other income	78,963	116,042	297,953	308,345
Total other income	1,745,315	1,537,056	4,309,120	4,062,324

Other Expenses
Salaries and employee benefits	3,085,634	2,832,143	9,255,533	8,826,141
Net occupancy expenses	277,899	218,062	808,712	671,681
Equipment expenses	197,095	207,945	621,466	648,381
Data processing fees	186,026	192,365	579,516	589,504
Automated teller machine	144,234	144,191	361,027	410,419
Deposit insurance expense	23,163	25,399	70,774	76,492
Advertising and promotion	148,117	134,768	356,225	418,425
Goodwill amortization	42,533	50,353	130,205	152,481
Other expenses	814,609	714,003	2,480,292	2,406,500
Total other expenses	4,919,310	4,519,229	14,663,750	14,200,024

Income Before Income Tax	3,292,151	2,904,459	8,606,701	8,185,132
Income tax expense	966,800	787,700	2,384,350	2,165,700

Net Income	$2,325,351	$2,116,759	$6,222,351	$6,019,432

Basic earnings per share	$0.44	$0.31	$1.11	$0.84

Diluted earnings per share	$0.43	$0.31	$1.09	$0.83

Dividends per share	$0.09	$0.08	$0.27	$0.24

See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2002
(Unaudited)

	Common Stock					Accumulated
			Additional			Other	Unearned	Unearned
	Shares		paid-in	Comprehensive	Retained	Comprehensive	ESOP	RRP
	Outstanding	Amount	capital	Income	Earnings	Income	shares	shares	Total

Balances, December 31, 2001	6,693,841	$66,938	$59,575,884		$55,195,694	$356,009	($3,813,946)	($1,636,401)	$109,744,178

Comprehensive income

Net income for the period				$6,222,351	$6,222,351				6,222,351

Other comprehensive income,
net of tax

Unrealized gains on
securities				132,928		132,928			132,928

Comprehensive income				$6,355,279

ESOP shares earned			192,876				238,380		431,256

Cash dividends ($.27 per share)					(1,601,941)				(1,601,941)

RRP shares earned								579,250	579,250

Stock repurchased	(1,096,720)	(10,965)	(19,684,606)						(19,695,571)

Stock options exercised	931	9	4,991						5,000

Balances, September 30, 2002	5,598,052	$55,982	$40,089,145		$59,816,104	$488,937	($3,575,566)	($1,057,151)	$95,817,451

See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2002	2001

Operating Activities
Net income	$ 6,222,351	$ 6,019,432
Adjustments to reconcile net income to net cash provided by
operating activities
Provision for loan losses	1,337,483	1,092,398
Securities gains (losses)	(2,876)	21,204
Net loss on disposal of premise and equipment	-	2,500
Net loss on sale of real estate owned	240,302	221,236
Securities amortization (accretion), net	42,290	(33,638)
ESOP shares earned	431,256	345,333
RRP shares earned	579,250	1,184,099
Equity in losses of limited partnerships	268,178	205,612
Amortization of net loan origination costs	1,581,508	1,679,269
Amortization of core deposit intangibles and goodwill	130,205	152,481
Depreciation and amortization	601,035	691,904
Loans originated for sale	(26,735,616)	(43,185,939)
Proceeds from sales on loans held for sale	37,418,446	40,192,108
Gains on sales of loans held for sale	(775,791)	(248,215)
Change in
Interest receivable	325,342	461,412
Other assets	(1,564,523)	221,585
Interest payable	260,564	697,612
Other liabilities	2,014,711	237,239
Increase in cash surrender value of life insurance	(902,000)	(859,500)
Net cash provided by operating activities	21,472,115	9,098,132

Investing Activities
Purchases of securities available for sale	(23,159,732)	(5,655,962)
Proceeds from maturities and paydowns of securities available for sale	10,372,039	9,039,825
Proceeds from sales of securities available for sale	2,000,000	2,548,469
Proceeds from maturities and paydowns of securities held to maturity	-	6,583,086
Net change in loans	(23,957,869)	(11,186,839)
Purchases of premises and equipment	(1,133,579)	(139,861)
Proceeds from real estate owned sales	1,054,526	164,999
Distribution from limited partnership	29,232	47,265
Other investing activities	(127,024)	(45,909)
Net cash used by investing activities	(34,922,407)	1,355,073

Financing Activities
Net change in
Noninterest-bearing, interest bearing demand and savings deposits	5,757,849	10,346,078
Certificates of deposits	11,090,221	10,134,144
Repayment of note payable	(437,470)	(443,824)
Proceeds from FHLB advances	42,780,000	187,315,322
Repayment of FHLB advances	(32,929,745)	(190,827,508)
Net change in advances by borrowers for taxes and insurance	557,925	768,753
Stock repurchased	(19,695,571)	(26,131,173)
Proceeds from exercise of stock options	5,000	53,950
Dividends Paid	(1,601,939)	(1,718,707)
Net cash provided by financing activities	5,526,270	(10,502,965)

Net Change in Cash and Cash Equivalents	(7,924,022)	(49,760)

Cash and Cash Equivalents, Beginning of Year	30,557,673	21,046,057

Cash and Cash Equivalents, End of Period	$ 22,633,651	$ 20,996,297

Additional Cash Flows Information
Interest paid	$ 17,461,957	$ 21,723,039
Income tax paid	2,339,069	440,000
Transfers from loans to foreclosed real estate	944,657	310,682
Loans transferred to loans held for sale	15,459,187
Loans held for sale transferred to loans	11,559,158
Mortgage servicing rights capitalized	264,477	397,266

See notes to consolidated condensed financial statements.

Next Page

MututalFirst Financial, Inc. and Subsidiaries
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

The interim consolidated financial statements at September 30, 2002, and for the three and nine month periods ended September 30, 2002 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2001 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

NOTE 2: Benefit Plans

On December 1, 2000, the stockholders of the Company approved a Stock Option Plan and a Recognition and Retention Plan (RRP). These plans allow for the purchase in the open market or through the issuance of authorized and unissued shares of up to 581,961 shares of common stock for the Stock Option Plan and 232,784 shares of common stock for the RRP. Under the Stock Option Plan, stock option rights covering 581,961 shares of stock may be granted to officers, key employees and directors of the Company and its subsidiaries. Options for 507,000 of such shares were granted effective January 12, 2001. The options have an exercise price per share equal to the market value at the date of grant. Of the options granted, 247,248 have a 15-year term and 259,752 have a 10-year term. 212,000 of these options become exercisable at the rate of 33.3% per year and 295,000 become exercisable at a rate of 20% per year. Under the RRP plan, stock awards covering 232,784 shares of common may be awarded to the directors and key employees of the Company and its subsidiaries. Grants of 209,000 of such shares have been awarded effective January 12, 2001. Beginning March 20, 2001, 122,000 of these shares vest at a rate of 20% per year and 77,500 vest at a rate of 33.3% per year, and 9,500 shares were fully vested as of March 20, 2002. Expense under the RRP plan was $188,000 and $579,000 for the three- and nine-month periods ended September 30, 2002, respectively.

Next Page

NOTE 3: Earnings per share

Earnings per share were computed as follows:

	Three Months Ended Ended September 30,
	2002			2001
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount

	(000's)			(000's)

Basic Earnings Per Share
Income available to common shareholders	$2,325	5,268,829	$0.44	$2,117	6,792,862	$0.31
Effect of Dilutive securities
Stock options and RRP grants		124,173			17,408

Diluted Earnings Per Share
Income available to common stockholders
and assumed conversions	$2,325	5,393,002	$0.43	$2,117	6,810,270	$0.31

	Nine Months Ended Ended September 30,
	2002			2001
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount

	(000's)			(000's)

Basic Earnings Per Share
Income available to common shareholders	$6,222	5,621,866	$1.11	$6,019	7,204,566	$0.84
Effect of Dilutive securities
Stock options and RRP grants		105,510			12,301

Diluted Earnings Per Share
Income available to common stockholders
and assumed conversions	$6,222	5,727,376	$1.09	$6,019	7,216,867	$0.83

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

Mutual Federal was originally organized in 1889 and currently conducts its business from seventeen full service offices located in Delaware, Randolph, Grant, and Kosciusko counties, Indiana, with its main office located in Muncie. Mutual Federal's principal business consists of attracting deposits from the general public and originating fixed rate and adjustable rate loans secured primarily by first mortgage liens on one-to four-family residential real estate as well as commercial real estate and loans on consumer goods. Mutual Federal's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (SAIF) of the FDIC.

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

Next Page

Critical Accounting Policies

The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies presented on pages 22 and 23 of the Annual Report to Shareholders for the year ended December 31, 2001. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets and real estate held for development and the valuation of intangible assets.

Allowance for Loan Losses

The allowance for loan losses is a significant estimate that can and does change based on management's assumptions about specific borrowers and current general economic and business conditions, among other factors. Management reviews the adequacy of the allowance for loan losses on at least a quarterly basis. The evaluation by management includes consideration of past loss experience, changes in the composition of the loan portfolio, the current condition and amount of loans outstanding, identified problem loans and the probability of collecting all amounts due.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. A worsening or protracted economic decline would increase the likelihood of additional losses due to credit and market risk and could create the need for additional loss reserves.

Foreclosed Assets

Foreclosed assets are carried at the lower of cost or fair value less estimated selling costs. Management estimates the fair value of the properties based on current appraisal information. Fair value estimates are particularly susceptible to significant changes in the economic environment, market conditions, and real estate market. A worsening or protracted economic decline would increase the likelihood of a decline in property values and could create the need to write down the properties through current operations.

Intangible Assets

The Company periodically assesses the impairment of its goodwill and the recoverability of its core deposit intangible. Impairment is the condition that exists when the carrying amount of goodwill exceeds it implied fair value. If actual external conditions and future operating results differ from the Company's judgments, impairment and/or increased amortization charges may be necessary to reduce the carrying value of these assets to the appropriate value.

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

Financial Condition

Assets totaled $784.5 million at September 30, 2002, an increase of $15.2 million from $769.3 million at December 31, 2001. The primary reason for the increase was an $11.3 million increase in loans, including loans held for sale, from $653.6 million at December 31, 2001 to $665.0 million at September 30, 2002. Also, investment securities available for sale increased $10.9 million from $31.6 million at December 31, 2001 to $42.5 million at September 30, 2002. These increases were partially offset by a reduction of cash and cash equivalents from $30.6 million at December 31, 2001, to $22.6 million at September 30, 2002 to help fund the increases in loans and investments. Excluding loans held for sale, the real estate mortgage loan portfolio decreased $6.4 million during the period. Consumer loans increased $15.9 million and commercial business loans increased $6.9 million.

Allowance for loan losses increased $1.2 million from $5.4 million at December 31, 2001 to $6.6 million at September 30, 2002. The Company determined to increase its allowance primarily due to an increase in classified commercial and one- to four- family real estate loans. This was partially accomplished through the recovery of two large loan losses totaling $800,000. Net charge offs for the first nine months of 2002 were $188,000 or .04% of average loans on an annualized basis, compared to $2.1 million, or .43% for the first nine months of 2001, which included a large commercial loan charge-off.

Total deposits were $555.7 million at September 30, 2002 an increase of $16.8 million or 3.1% from $538.9 million at December 31, 2001. Of this growth, $8.6 million was in non-interest bearing deposits. Total borrowings increased $9.5 million to $120.3 million at September 30, 2002 from $110.7 million at December 31, 2001 to fund loan growth and share repurchases.

Stockholders' equity decreased $13.9 million to $95.8 million at September 30, 2002 from $109.7 million at December 31, 2001. The decrease was due primarily to the repurchase of 1.1 million shares of common stock for $19.7 million and dividend payments of $1.6 million. These decreases were partially offset by net income of $6.2 million, Employee Stock Ownership Plan (ESOP) shares earned of $431,000, and RRP shares earned of $579,000. Also, unrealized gain on securities available for sale increased $133,000.

Next Page

Comparison of the Operating Results for the Three Months Ended September 30, 2002 and 2001

Net income for the quarter ended September 30, 2002 was $2.3 million, or $.44 for basic and $.43 for diluted earnings per share. This compared to net income for the comparable period in 2001 of $2.1 million, or $.31 for both basic and diluted earnings per share. Annualized return on average assets was 1.19% and return on average equity was 9.50% for the third quarter of 2002, compared to 1.10% and 7.25%, respectively, for the same period last year.

Interest income decreased $1.1 million, or 8.2%, from $13.7 million for the three months ended September 30, 2001 to $12.6 million for the three months ended September 30, 2002 due to a decrease in the yield on average interest-earning assets from 7.76% for the 2001 period to 7.02% for the 2002 period. Average interest-earning assets increased from $704.9 million during the three months ended September 30, 2001 to $715.4 million during the comparable period in 2002. Interest expense decreased $1.5 million, or 20.4%, from $7.2 million for the three months ended September 30, 2001, to $5.7 million for the three months ended September 30, 2002 due to a decrease in the cost of average interest-bearing liabilities from 4.49% for the 2001 period to 3.42% for the 2002 period. Average interest-bearing liabilities increased from $638.5 million during the three months ended September 30, 2001 to $667.2 million during the comparable period in 2002. As a result, net interest income for the three-month period ended September 30, 2002, increased $348,000, or 5.4%, compared to the same period in 2001. The average interest rate spread increased from 3.27% for the three-month period ended September 30, 2001, to 3.60% for the comparable period in 2002 as yields on interest earning-assets continued to decrease at a slower rate than the decrease in the cost of interest-bearing liabilities.

The provision for loan losses for the third quarter of 2002 was $375,000 compared to $607,000 for the same period in 2001. Non-performing loans to total loans at September 30, 2002, were .86% compared to .87% at September 30, 2001. Non-performing assets to total assets were .90% at September 30, 2002, compared to .91% at September 30, 2001. The non-performing commercial properties are comprised primarily of two nursing home loans totaling $1.8 million and four other loans totaling $536,000. Specific reserves of $150,000 have been established on these loans. Negotiations are in progress with the owners and possible buyers to satisfy these obligations.

Non-interest income, excluding net gain on loan sales, was essentially flat at $1.2 million for the three-months ended September 30, 2002 compared to the same period in 2001. During the third quarter of 2002, there was a gain of $573,000 on the sale of residential mortgage loans, compared to a $335,000 gain for the same period in 2001.

Non-interest expense increased $400,000 or 8.9% to $4.9 million for the three months ended September 30, 2002 compared to $4.5 million for the same period in 2001. Salaries and employee benefits were $3.1 million for the three months ended September 30, 2002 compared to $2.8 million for the 2001 period, an increase of $253,000 or 9.0%. The increase in salaries and benefits included an $87,000 increase in health insurance premium costs, increased ESOP expense due to the increase in the Company's stock price, staffing increases in the lending area due to increased activity, and annual pay increases. All other expenses increased $147,000 or 8.7% for the three-month period ended September 30, 2002 compared to the same period in 2001.

Next Page

Income tax expense increased $179,000 for the three-months ended September 30, 2002, compared to the same period in 2001. The increase resulted from increased taxable income, and an increase in the effective tax rate from 27.1% to 29.4%.

Comparison of the Operating Results for the Nine-Months Ended September 30, 2002 and 2001.

Net income for the nine month period ended September 30, 2002 was $6.2 million or $1.11 for basic and $1.09 for diluted earnings per share. This compared to $6.0 million or $.84 for basic and $.83 for diluted earnings per share for the comparable period in 2001. The increase in diluted earnings per share was a result of increased earnings and share repurchases during the period and represented a 31.3% improvement. The annualized return on average assets was 1.07% and the annualized return on average equity was 8.04% for the first nine months of 2002, compared to 1.04% and 6.59%, respectively, for the same period in 2001.

Interest income decreased $3.8 million, or 9.1% from $41.8 million for the nine months ended September 30, 2001 to $38.0 million for the nine months ended September 30, 2002 due to a decrease in the yield on average interest-earning assets from 7.93% for the 2001 period to 7.14% for the 2002 period. Average interest-earning assets increased from $703.8 million during the nine months ended September 30, 2001 to $709.7 million during the comparable period in 2002. Interest expense decreased $4.7 million, or 21.0% from $22.4 million for the nine months ended September 30, 2001 to $17.7 million for the same period in 2002 due to a decrease in the cost of average interest-bearing liabilities from 4.73% for the 2001 period to 3.60% for the 2002 period. Average interest-bearing liabilities increased from $632.0 million during the nine months ended September 30, 2001 to $656.9 million during the comparable period in 2002. As a result, net interest income for the nine-month period ended September 30, 2002 increased $884,000 or 4.6% compared to the same period in 2001. The average interest rate spread increased from 3.2% for the nine months ended September 30, 2001 to 3.6% for the comparable period in 2002 as yields on interest-earnings assets decreased at a slower rate than the decrease in the cost of interest-bearing liabilities.

The non-interest income increased $247,000 or 6.1% for the nine months ended September 30, 2002 compared to the same period last year. Gain on sale of loans increased $130,000 to $776,000 for 2002 period compared to $645,000 in the 2001 period.

Non-interest expense increased $464,000 to $14.7 million for the nine months ended September 30, 2002 compared to $14.2 million for the same period in 2001. Salaries and employee benefits increased $429,000. The reasons for the increase can be attributed to additional health insurance premium costs, increased ESOP expense due to the increase in the Company's stock price and normal salary increases. Net occupancy expenses increased $137,000 from $672,000 for the nine months ended September 30, 2001 to $809,000 for the same period in 2002. This increase can be attributed primarily to an increase in property tax accruals due to reassessments and increased tax rates. All other non-interest expense categories decreased $103,000 for the nine months ended September 30, 2002 compared to the same period in 2001 for a variety of reasons, including realized synergies as a result of the December 2000 merger with Marion Capital Holdings.

Income tax expense increased $219,000 for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The increase resulted from increased taxable income and an increase in the effective tax rate from 26.5% to 27.7%.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year. As of September 30, 2002, Mutual Federal had liquid assets of $61.4 million and a liquidity ratio of 9.13%.

Next Page

Item 3. Quantitative and Quantitative Disclosures about Market Risk

Presented below as of September 30, 2002 and 2001 is an analysis of Mutual Federal's interest rate risk as measured by changes in Mutual Federal's net portfolio value ("NPV") assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up 300 basis points and down 300 basis points.

September 30, 2002

Net Portfolio Value

Changes In Rates	$ Amount	$ Change	% Change	NPV as % of PV of Assets
				NPV Ratio	Change

+300 bp	65,609	-32,146	-33%	8.98%	-335 bp
+200 bp	77,187	-20,568	-21%	10.28%	-205 bp
+100 bp	88,788	-8,967	-9%	11.50%	-83 bp
0 bp	97,755			12.33%
-100 bp	100,105	2,350	2%	12.38%	+5 bp
-200 bp	100,031	2,276	2%	12.15%	-18 bp
-300 bp	n/m (1)	n/m (1)	n/m (1)	n/m (1)	n/m (1)
_________________
(1) Not meaninful because some market rates would compute to a rate less than zero.

September 30, 2001

Net Portfolio Value

Changes In Rates	$ Amount	$ Change	% Change	NPV as % of PV of Assets
				NPV Ratio	Change

+300 bp	75,049	-31,678	-30%	10.30%	-338 bp
+200 bp	85,850	-20,877	-20%	11.52%	-216 bp
+100 bp	96,939	-9,788	-9%	12.71%	-97 bp
0 bp	106,727			13.68%
-100 bp	112,861	6,134	6%	14.21%	+53 bp
-200 bp	117,461	10,734	10%	14.54%	+86 bp
-300 bp	121,315	14,588	14%	14.78%	+106 bp

The analysis at September 30, 2002 indicates that there have been no material changes in market interest rates for Mutual Federal's interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company's annual report on Form 10-K for the period ended December 31, 2001.

Item 4. Controls and Procedures.

         (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         (b) Changes in Internal Controls: In the quarter ended September 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Next Page

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

             None.

Item 2. Changes in Securities and use of Proceeds

             None.

Item 3. Defaults Upon Senior Securities.

             None.

Item 4. Submission of Matters to Vote of Security Holders.

             None.

Item 5. Other Information.

             None.

Item 6. Exhibits and Reports on Form 8-K.

             (a) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MutualFirst Financial, Inc.

Date:	November 14, 2002	By:	/s/ R. Donn Roberts R. Donn Roberts President and Chief Executive Officer

Date:	November 14, 2002	By:	/s/ Timothy J. McArdle Timothy J. McArdle Senior Vice President and Treasurer

Next Page

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of MutualFirst Financial, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Dated:	November 14, 2002	/s/ R. Donn Roberts R. Donn Roberts President and Chief Executive Officer

Dated:	November 14, 2002	/s/ Timothy J. McArdle Senior Vice President, Treasurer and Chief Financial Officer

Next Page

CERTIFICATIONS

         I, R. Donn Roberts, Principal Executive Officer, certify that:

         1.         I have reviewed this quarterly report on Form 10-Q of MutualFirst Financial, Inc. (the "Registrant");

         2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.         Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

         4.         The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a)         designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b)         evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.         The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

                  a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6.         The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ R. Donn Roberts R. Donn Roberts President and Chief Executive Officer

Next Page

         I, Timothy J. McArdle, Principal Financial Officer, certify that:

         1.         I have reviewed this quarterly report on Form 10-Q of MutualFirst Financial, Inc. (the "Registrant");

         2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.         Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

         4.         The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a)         designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b)         evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.         The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

                  a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6.         The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Timothy J. McArdle Timothy J. McArdle Treasurer and Chief Financial Officer

End.