Form 10-K
period 2002-12-31
MUTUALFIRST FINANCIAL INC
filed 2003-03-31
CIK 1094810

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

COMMISSION FILE NUMBER    000-27905

MutualFirst Financial, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	35-2085640 (I.R.S. Employer Identification No.)
110 E. Charles Street, Muncie, Indiana (Address of principal executive offices)	47305-2419 (Zip Code)

Registrant's telephone number, including area code: (765) 747-2800

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of Class)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [    ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
             YES [X]    NO [   ]

            The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock on the Nasdaq National Market as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $101.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

            As of March 6, 2003, there were issued and outstanding 5,308,852 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE
PART II of Form 10-K--Portions of registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2002.
PART III of Form 10-K--Portions of registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders.

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

            At December 31, 2002, we had total assets of $775.8 million, deposits of $550.4 million and stockholders' equity of $96.7 million. Our executive offices are located at 110 E. Charles Street, Muncie, Indiana 47305-2400.

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

            We offer deposit accounts having a wide range of interest rates and terms, which generally include passbook and statement savings accounts, money market deposit accounts, NOW and non-interest bearing checking accounts and certificates of deposit with terms ranging from seven days to 71 months. We solicit deposits in our market area; we have not accepted brokered deposits.

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

Next Page

Market Area

            We are a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Muncie, Indiana and we offer our financial services through 17 retail offices primarily serving Delaware, Randolph, Kosciusko and Grant counties in Indiana. We also originate mortgage loans in the contiguous counties and we originate indirect consumer loans throughout Indiana. See "Lending Activities -- Consumer and Other Lending."

Lending Activities

            General. Our mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. At December 31, 2002, our net loan portfolio totaled $649.0 million, which constituted 83.7% of our total assets.

            Loans up to $550,000 may be approved by individual loan officers. Loans in excess of $550,000, but not in excess of $1.0 million, require the signature of the recommending officer and signatures from any two Executive Loan Committee members. Loans in amounts greater than $1.0 million, but not to exceed $1.5 million, require the signature of the recommending officer and any three Executive Loan Committee members. Loans not to exceed $1.5 million, to a borrower whose aggregate debt is not greater than $3.0 million, may be approved by a majority vote of the Loan Committee. All loans in excess of $1.5 million and loans of any amount to a borrower whose aggregate debt will exceed $3.0 million must be approved by the Board of Directors.

            At December 31, 2002, the maximum amount which we could lend to any one borrower and the borrower's related entities was approximately $13.7 million. At December 31, 2002, our largest lending relationship to a single borrower or a group of related borrowers consisted of ten loans to a local developer/entrepreneur and related entities totaling $4.6 million. Although the relationship dates back to 1980, the majority of the outstanding debt has been originated since June 30, 1998, and consists of refinancing existing debt and as a guarantor on related indebtedness. The loans are diverse and are secured by apartment complexes, medical facilities and a bank branch, each with independent income streams to support debt service requirements. Each of the loans to this group of borrowers was current and performing in accordance with its terms at December 31, 2002.

Next Page

            The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family	$374,407(1)	56.80%	$388,331	58.96%	$392,832	60.19%	$286,578	63.70%	$264,461	65.42%
Multi-family	8,211	1.25	10,059	1.53	9,787	1.50	5,544	1.23	6,282	1.56
Commercial	54,252	8.23	51,503	7.82	53,197	8.15	14,559	3.24	10,293	2.54
Construction and development	14,853	2.25	16,438	2.49	13,591	2.08	12,470	2.77	11,805	2.92
Total real estate loans	451,723	68.53	466,331	70.80	469,407	71.92	319,151	70.94	292,841	72.44

Other Loans:
Consumer Loans:
Automobile	32,997	5.01	33,159	5.03	28,909	4.43	19,887	4.42	17,820	4.41
Home equity	21,515	3.26	18,365	2.79	17,428	2.67	10,585	2.36	10,253	2.54
Home improvement	20,135	3.05	19,782	3.00	23,304	3.57	14,588	3.24	12,108	2.99
Manufactured housing	5,643.86		7,910	1.20	9,865	1.51	12,305	2.74	15,466	3.83
R.V.	52,672	7.99	44,700	6.79	34,744	5.32	25,629	5.70	19,100	4.72
Boat	36,530	5.54	33,904	5.15	35,180	5.39	32,374	7.20	23,608	5.84
Other	3,322.50		4,411.67		7,508	1.15	4,554	1.01	5,753	1.42
Total consumer loans	172,814	26.21	162,231	24.63	156,938	24.04	119,922	26.67	104,108	25.75
Commercial business loans	34,660	5.26	30,092	4.57	26,375	4.04	10,764	2.39	7,285	1.81
Total other loans	207,474	31.47	192,323	29.20	183,313	28.08	130,686	29.06	111,393	27.56
Total loans receivable, gross	659,197(1)	100.00%	658,654	100.00%	652,720	100.00%	449,837	100.00%	404,234	100.00%

Less:
Undisbursed portion of loans	7,240		7,669		5,247		4,844		3,353
Deferred loan fees and costs	(3,293)		(2,658)		(2,274)		(1,446)		(689)
Allowance for losses	6,286		5,449		6,472		3,652		3,424
Total loans receivable, net	$648,964		$648,194		$643,275		$442,787		$398,146
_______________
(1)  Includes loans held for sale of $7.9 million.

Next Page

            The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$250,484(1)	38.00%	$215,281	32.69%	$179,656	27.52%	$178,033	39.58%	$163,262	40.39%
Multi-family	3,622.55		4,630.70		3,248	0.50	2,270.50		2,656	0.66
Commercial	7,044	1.07	8,879	1.35	10,197	1.56	6,220	1.38	2,398	0.59
Construction and development	12,290	1.86	12,437	1.88	6,713	1.03	5,043	1.12	8,076	2.00
Total real estate loans	273,440	41.48	241,227	36.62	199,814	30.61	191,566	42.58	176,392	43.64

Consumer	151,199	22.94	143,772	21.83	137,003	20.99	106,563	23.69	93,855	23.22
Commercial business	11,251	1.70	15,416	2.34	11,607	1.78	3,320.74		1,972	0.49
Total fixed-rate loans	435,890	66.12	400,415	60.79	348,424	53.38	301,449	67.01	272,219	67.35

Adjustable-Rate Loans:
Real estate:
One- to four-family	123,923	18.80	173,050	26.27	213,176	32.66	108,545	24.13	101,199	25.03
Multi-family	4,589.70		5,429.83		6,539	1.00	3,274.73		3,626	0.90
Commercial	47,208	7.16	42,624	6.47	43,000	6.59	8,339	1.85	7,895	1.95
Construction and development	2,563.39		4,001.61		6,878	1.05	7,427	1.65	3,729	0.92
Total real estate loans	178,283	27.05	225,104	34.18	269,593	41.30	127,585	28.36	116,449	28.80

Consumer	21,615	3.28	18,459	2.80	19,935	3.06	13,359	2.97	10,253	2.53
Commercial business	23,409	3.55	14,676	2.23	14,768	2.26	7,444	1.66	5,313	1.32
Total adjustable-rate loans	223,307	33.88	258,239	39.21	304,296	46.62	148,388	32.99	132,015	32.65
Total loans	659,197(1)	100.00%	658,654	100.00%	652,720	100.00%	449,837	100.00%	404,234	100.00%

Less:
Undisbursed portion of loans	7,240		7,669		5,247		4,844		3,353
Deferred loan fees and costs	(3,293)		(2,658)		(2,274)		(1,446)		(689)
Allowance for loan losses	6,286		5,449		6,472		3,652		3,424
Total loans receivable, net	$648,964		$648,194		$643,275		$442,787		$398,146

________________
(1)  Includes loans held for sale of $7.9.

Next Page

            The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2002. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to Four-Family(1)		Multi-family and Commercial		Construction and Development(2)		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Years Ending December 31,
2003(3)	$ 773	7.105%	$ 993	7.836%	$ 231	6.223%	$ 4,816	7.358%	$ 13,096	7.148%	$ 19,909	7.221%
2004	457	7.869	431	8.365	7	7.875	4,223	9.130	3,844	5.505	8,962	7.473
2005	1,041	7.135	2,533	8.030	103	8.765	9,257	8.889	2,413	7.124	15,347	8.350
2006 and 2007	4,731	7.035	4,138	7.460	318	7.457	31,409	7.719	7,841	7.189	48,437	7.543
2008 to 2009	12,850	6.801	5,721	7.800	67	7.246	17,034	8.262	4,347	6.843	40,019	7.571
2010 to 2024	214,737	6.539	48,647	7.517	4,308	5.952	105,842	7.834	3,119	7.618	376,653	7.031
2025 and following	139,818	7.011	---	0.000	9,819	6.390	233	11.750	---	0.000	149,870	6.978
Total	$374,407		$ 62,463		$ 14,853		$172,814		$ 34,660		$659,197
___________________
(1) Does not include mortgage loans held for sale.
(2) Once the construction phase has been completed, these loans will automatically convert to permanent financing.
(3) Includes demand loans, loans having no stated maturity and overdraft loans.

Next Page

            The total amount of loans due after December 31, 2003 which have predetermined interest rates is $428.4 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $210.9 million.

            One- to Four-Family Residential Real Estate Lending. We focus our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in our market areas. At December 31, 2002, one- to four-family residential mortgage loans totaled $374.4 million, or 56.80% of our gross loan portfolio.

            We generally underwrite our one- to four-family loans based on the applicant's employment and credit history and the appraised value of the subject property. Presently, we lend up to 100% of the lesser of the appraised value or purchase price for one- to four-family residential loans. For loans with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure to below 80%. Properties securing our one- to four-family loans are appraised by independent state licensed fee appraisers approved by Mutual Federal's board of directors. We require borrowers to obtain title insurance in the amount of their mortgage. Hazard insurance and flood insurance, if necessary, is required in an amount not less than the value of the property improvements.

            We originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with Freddie Mac and other local financial institutions, and consistent with our internal needs. Adjustable-rate mortgage, or ARM, loans are offered with a six-month, one-year, three-year, five-year or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts consistently with the initial term for the six-month, one-year and three-year terms, respectively, and annually for the five-year and seven-year terms, for the remainder of the term of the loan. We use the weekly average of the appropriate term Treasury Bill Constant Maturity Index to reprice our ARM loans. During fiscal 2002, we originated $26.5 million of one- to four-family ARM loans and $161.7 million of one- to four-family fixed rate mortgage loans. By way of comparison, during fiscal 2001, we originated $28.0 million of one- to four-family ARM loans, and $150.9 million of one- to four-family fixed-rate mortgage loans.

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

            Our one- to four-family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years, with payments due monthly. Our ARM loans generally provide for specified

Next Page

minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment on the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds. We offer a one-year ARM loan that is convertible into a fixed-rate loan. When these loans convert, they may be sold in the secondary market.

            In order to remain competitive in our market areas, we originate ARM loans at initial rates below the fully indexed rate. ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default. We have not experienced difficulty with the payment history for these loans. See "Asset Quality -- Non-performing Assets" and "-- Classified Assets." At December 31, 2002, our one- to four-family ARM loan portfolio totaled $123.9 million, or 18.80% of our gross loan portfolio. At that date, the fixed-rate one- to four-family mortgage loan portfolio totaled $250.5 million, or 38.00% of our gross loan portfolio.

            Multi-family and Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate loans for acquisition, renovation or construction. These loans are secured by the real estate and improvements financed. The collateral securing these loans ranges from industrial commercial buildings to churches, office buildings and multi-family housing complexes. At December 31, 2002, multi-family and commercial real estate loans totaled $62.5 million, or 9.48% of our gross loan portfolio.

            Our loans secured by multi-family and commercial real estate are originated with either a fixed or adjustable interest rate. The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower. Loan-to-value ratios on our multi-family and commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan. These loans typically require monthly payments, may not be fully amortizing and have maximum maturities of 25 years.

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

            Construction and Development Lending. We originate construction loans primarily secured by existing residential building lots. We make construction loans to builders and to individuals for the construction of their residences. Substantially all of these loans are secured by properties located within our market area. At December 31, 2002, we had $14.9 million in construction and development loans outstanding, representing 2.25% of our gross loan portfolio.

            Construction and development loans are obtained through continued business with builders who have previously borrowed from us, from walk-in customers and through referrals from realtors and architects. The application process includes submission of complete plans, specifications and costs of the project to be constructed. This information and an independent appraisal is used to determine the value of the subject property. Loans are based on the lesser of the current appraised value and/or the cost of construction, including the land and the building. We generally conduct regular inspections of the construction project being financed.

            Construction loans for one- to four-family homes are generally granted with a construction period of up to one year. During the construction phase, the borrower generally pays interest only on a monthly basis. Loans to individuals for the construction of their residences may be either short term construction financing or a construction/permanent loan which automatically converts to a long term mortgage consistent with our one- to four-family residential loan products. Loan-to-value ratios on our construction and development loans typically do not exceed 80% of the appraised value of the project on an as completed basis. Single family construction loans with loan-to-value ratios over 80% usually require private mortgage insurance.

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

            Consumer and Other Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2002, our consumer loan portfolio totaled $172.8 million, or 26.21% of our gross loan portfolio. We

Next Page

offer a variety of secured consumer loans, including home equity and lines of credit, home improvement, auto, boat and recreational vehicle, manufactured housing and loans secured by savings deposits. We also offer a limited amount of unsecured loans. We originate our consumer loans both in our market area and throughout Indiana.

            At December 31, 2002, our home equity loans, including lines of credit and home improvement loans, totaled $41.7 million, or 6.31% of our gross loan portfolio. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. The term to maturity on our home equity and home improvement loans may be up to 15 years. Home equity lines of credit have a maximum term to maturity of 20 years and require a minimum monthly payment based on the outstanding loan balance per month, which amount may be reborrowed at any time. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

            We directly and indirectly originate auto, boat and recreational vehicle loans. We generally buy indirect auto loans on a rate basis, paying the dealer a cash payment for loans with an interest rate in excess of the rate we require. This premium is amortized over the remaining life of the loan. Any prepayments or delinquencies are charged to future amounts owed to that dealer, with no dealer reserve or other guarantee of payment if the dealer stops doing business with us.

            We underwrite indirect auto loans using the Fair-Isaacs credit scoring system. We also directly originate auto loans through bank personnel. These loans are underwritten more traditionally, with a review of the borrower's employment and credit history and an assessment of the borrower's ability to repay the loan.

            At December 31, 2002, auto loans totaled $33.0 million, or 5.01% of our gross loan portfolio. Auto loans may be written for up to six years and usually have fixed rates of interest. Loan-to-value ratios are up to 100% of the sale price for new autos and 110% of value on used cars, based on valuation from official used car guides.

            Our boat and recreational vehicle loans are generally originated on an indirect basis. We utilize an independent company to market our loan products and help service and collect our boat and RV loans, keeping down our marketing, collection and related personnel costs. For these services, we pay a fee based on a percentage of the loan amounts originated through this company as well as monthly service fees. We pay dealers a premium for each loan based on the interest rate charged on each loan. We amortize this premium, which is usually significantly smaller than the premium we pay dealers for our indirect auto loans, over the estimated life of each loan.

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

            Loans for boats and recreational vehicles totaled $89.2 million at December 31, 2002, or 13.53% of our gross loan portfolio. This has been the fastest growing portion of our consumer loan portfolio over the past five years. We will finance up to 100% of the purchase price for a new recreational vehicle and 95% for a new boat. The maximum loan to value ratio is 100% for used recreational vehicles and 95% for boats. Values are based on the applicable official used vehicle guides. The term to maturity for these types of loans is up to 10 years for used boats and recreational vehicles and up to 15 years for new boats and recreational vehicles. These loans are generally written with fixed rates of interest.

            At December 31, 2002, manufactured housing loans totaled $5.6 million, or 0.86% of our gross loan portfolio. Due to increased competition, we no longer offer manufactured housing loans, and have allowed this portion of the loan portfolio to shrink over the past five years.

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

            Commercial Business Lending. At December 31, 2002, commercial business loans totaled $34.7 million, or 5.26% of our gross loan portfolio. Most of our commercial business loans have been extended to finance local businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial business loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs and agricultural purposes such as seed, farm equipment and livestock.

            The terms of loans extended on the security of machinery and equipment are based on the projected useful life of the machinery and equipment, generally not to exceed seven years. Lines of credit generally are available to borrowers for up to 13 months, and may be renewed by us after an annual review of current financial information.

            We issue a few financial-based standby letters of credit which are offered at competitive rates and terms and are generally on a secured basis. We continue to expand our volume of commercial business loans.

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

Loan Originations, Purchases, Sales and Repayments

We originate loans through referrals from real estate brokers and builders, our marketing efforts, and our existing and walk-in customers. We also originate many of our consumer loans through relationships with dealerships. While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans depends upon customer demand for loans in our market areas. Demand is affected by local competition and the interest rate environment. During the last several years, due to low market rates of interest, our dollar volume of fixed-rate, one- to four-family loans has exceeded the dollar volume of the same type of adjustable-rate loans. As part of our interest rate risk management efforts, we have from time to time sold certain of our fixed rate, one- to four-family residential loans. We have also, on a very limited basis, purchased one- to four-family residential and commercial real estate loans. Furthermore, during the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States.

            In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.

Next Page

            The following table shows our loan origination, purchase, sale and repayment activities for the years indicated.

	Year Ended December 31,
	2002	2001	2000
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one- to four-family	$ 26,475	$ 28,045	$18,565
- multi-family	224	955	1,356
- commercial	12,883	9,215	8,626
- construction or development	8,047	6,632	8,285
Non-real estate - consumer	3	---	---
- commercial business	9,104	3,369	5,417
Total adjustable-rate	56,736	48,216	42,249
Fixed rate:
Real estate - one- to four-family	161,665	150,934	32,716
- multi-family	---	---	---
- commercial	356	490	709
- construction or development	19,505	18,109	6,141
Non-real estate - consumer	58,179	57,616	53,130
- commercial business	5,169	4,315	4,969
Total fixed-rate	244,874	231,464	97,665
Total loans originated	301,610	279,680	139,914

Purchases(1):
Real estate - one- to four-family	---	---	113,064
- multi-family	---	---	49,035
-commercial	---	---	2,036
- construction or development	---	---	2,229
Non-real estate - consumer	---	---	4,168
- commercial business	---	---	9,819
Total loans purchased	---	---	180,351

Sales and Repayments:
Sales:
Real estate - one- to four-family	62,638	58,395	7,866
- multi-family	--	---	---
- commercial	--	---	---
- construction or development	--	---	---
Non-real estate - consumer	--	1,828	---
- commercial business	---	---	---
Total loans sold	62,638	60,223	7,866
Principal repayments	236,852	210,591	112,549
Total reductions	299,490	270,814	120,415
Increase (decrease) in other items, net	(1,577)	(2,932)	3,033
Net increase	$ 543	$ 5,934	$202,883

_____________

(1)  Includes loans acquired in the merger with Marion Capital Holdings, Inc., which was completed in December, 2000.

Next Page

Asset Quality

            When a borrower fails to make a payment on a mortgage loan on or before the default date, a late charge notice is mailed 16 days after the due date. When the loan is 31 days past due (16 days for an ARM), we mail a delinquency notice to the borrower. All delinquent accounts are reviewed by a collector, who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due. If the loan becomes 60 days delinquent, the collector will generally contact the borrower by phone or send a letter to the borrower in order to identify the reason for the delinquency. Once the loan becomes 90 days delinquent, the borrower is asked to pay the delinquent amount in full, or establish an acceptable repayment plan to bring the loan current. Between 100 and 120 days delinquent a drive-by inspection is made to determine the condition of the property. If the account becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, a collection officer will generally refer the account to legal counsel, with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. During this 30 day period, the collector may accept a written repayment plan from the borrower which would bring the account current within the next 90 days. If the loan becomes 150 days delinquent and an acceptable repayment plan has not been agreed upon, the collection officer will turn over the account to our legal counsel with instructions to initiate foreclosure.

            For consumer loans, a similar process is followed, with the initial written contact being made once the loan is 30 days past due.

            Delinquent Loans. The following table sets forth, as of December 31, 2002, our loans delinquent 60 - 89 days by type, number, amount and percentage of type.

	Loans Delinquent For:
	60-89 Days
	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	45	$1,653.441%
Multi-family	---	---	---
Commercial	3	218.402
Construction and development	1	126.848

Consumer	91	1,037.600
Commercial business	6	273.788

Total	146	$3,307.502%

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

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$ 2,136	$2,886	$ 710	$ 385	$ 500
Multi-family	---	---	---	---	---
Commercial real estate	2,234	2,862	1,548	---	31
Construction and development	---	---	---	---	---
Consumer	544	819	761	368	485
Commercial business	118	---	---	---	---
Total	5,032	6,567	3,019	753	1,016

Accruing loans delinquent 90 days or more:
One- to four-family	---	---	232	16	88
Multi-family	---	---	---	---	---
Commercial real estate	---	---	137	12	---
Construction and development	---	46	---	---	---
Consumer	64	---	31	---	10
Commercial business	---	---	---	---	---
Total	64	46	400	28	98
Total nonperfoming loans	5,096	6,613	3,419	781	1,114

Foreclosed assets:
One- to four-family	1,184	562	80	304	46
Multi-family	---	---	---	---	---
Commercial real estate	289	483	764	425	---
Construction and development	---	---	---	---	---
Consumer	335	383	90	122	223
Commercial business	---	---	---	---	---
Total	1,808	1,428	934	851	269

Total non-performing assets	$ 6,904	$8,041	$4,353	$1,632	$1,383
Total as a percentage of total assets	0.89%	1.05%	0.56%	0.30%	0.29%

            For the year ended December 31, 2002, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $544,200. The amount included in interest income on these loans for the year ended December 31, 2002 was $114,000.

            At December 31, 2002, foreclosed commercial real estate consisted of an office building in Muncie, which is currently being leased with an option to buy. In addition, eighteen residential properties that were acquired in 2002 with a book value of $1.2 million remain as foreclosed assets at December 31, 2002. These properties are being offered for sale. Non-accruing one- to four-family

Next Page

loans decreased from $2.9 million at December 31, 2001 to $2.1 million at December 31, 2002 as a result of better collection efforts and a shift to foreclosed assets. Non-accruing commercial real estate loans decreased from $2.9 million at December 31, 2001 to $2.2 million at December 31, 2002, due primarily to two office building loans paying off. At the present time it is management's opinion that these non-accruing loans are sufficiently reserved and no additional allowance will be necessary.

               Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 2002, there was an aggregate of $1.9 million in loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the abilities of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

            Included in the $1.9 million above are one commercial business loan totaling $754,000 and twenty-three residential mortgage loans totaling $927,000. The commercial loan was current and the majority of the mortgage loans were current as of December 31, 2002.

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

               In connection with the filing of Mutual Federal's periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in

Next Page

accordance with applicable regulations. On the basis of management's review, at December 31, 2002, we had classified $6.8 million of Mutual Federal's assets as substandard, $25,000 as doubtful and $152,000 as loss. The total amount classified represented 7.21% of our stockholders' equity and 0.90% of our assets at December 31, 2002.

            Provision for Loan Losses. We recorded a provision for loan losses during the year ended December 31, 2002 of $1.7 million, compared to $1.3 million for the year ended December 31, 2001 and $685,000 for the year ended December 31, 2000. The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under "-- Allowance for Loan Losses." The provision for loan losses during the year ended December 31, 2002 was based on management's review of such factors which indicated that the allowance for loan losses was adequate to cover losses inherent in the loan portfolio as of December 31, 2002.

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

Next Page

unallocated allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

            The allowance for loan losses is based on estimates of losses inherent in the loan portfolio. Actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. Due to the loss of numerous manufacturing jobs in the local community during recent years including 2002 and the increase in higher risk loans, like consumer and commercial loans, as a percentage of total loans, management has concluded that our allowance for loan losses should be greater than historical loss experience would otherwise indicate.

            At December 31, 2002, our allowance for loan losses was $6.3 million, or 0.97% of the total loan portfolio, and approximately 123.35% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that are susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.

Next Page

            The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)

Balance at beginning of period	$5,449	$6,472	$3,652	$3,424	$3,091

Charge-offs:
One- to four-family	241	28	504	63	446
Multi-family	---	---	75	---	38
Commercial real estate	520	1,352	50	167	43
Construction and development	---	---	---	---	---
Consumer	786	839	453	421	511
Commercial business	268	147	12	---	---
	1,815	2,366	1,094	651	1,038

Recoveries:
One- to four-family	513	7	23	81	40
Multi-family	---	---	---	---	---
Commercial real estate	348	---	---	7	---
Construction and development	---	---	---	---	---
Consumer	64	50	34	31	66
Commercial business	14	4	---	---	---
	939	61	57	119	106

Net charge-offs	876	2,305	1,037	532	932
Amount acquired with Marion purchase	---	---	3,172	---	---
Provisions charged to operations	1,713	1,282	685	760	1,265
Balance at end of period	$6,286	$5,449	$6,472	$3,652	$3,424

Ratio of net charge-offs during the period to average loans outstanding during the period	0.13%	0.35%	0.22%	0.13%	0.23%

Allowance as a percentage of non-performing loans	123.35%	82.4%	189.13%	467.61%	307.36%

Allowance as a percentage of total loans (end of period)	0.97%	0.85%	1.01%	0.82%	0.85%

Next Page

            The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	December 31,
	2002			2001			2000			1999			1998
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
				(Dollars in Thousands)

One- to four-family	$1,045	$374,407	56.80%	$ 895	$388,331	58.96%	$1,106	$392,832	60.19%	$1,038	$286,578	63.70%	$1,181	$264,461	65.42%
Multi-family	137	8,211	1.25	277	10,059	1.53	610	9,787	1.50	55	5,544	1.23	57	6,282	1.56
Commercial real estate	1,087	54,252	8.23	1,223	51,503	7.82	1,550	53,197	8.15	300	14,559	3.24	174	10,293	2.54
Construction or development	74	14,853	2.25	83	16,438	2.49	68	13,591	2.08	62	12,470	2.77	59	11,805	2.92
Consumer	3,227	172,814	26.21	2,588	162,231	24.63	2,505	156,938	24.04	1,647	119,922	26.67	1,535	104,108	25.75
Commercial business	656	34,660	5.26	383	30,092	4.57	455	26,375	4.04	215	10,764	2.39	146	7,285	1.81
Unallocated	60	---	---	---	---	---	178	---	---	335	---	---	272	---	---
Total	$6,286	$659,197	100.00%	$5,449	$658,654	100.00%	$6,472	$652,720	100.00%	$3,652	$449,837	100.00%	$3,424	$404,234	100.00%

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

            Our investment securities currently consist of U.S. Agency securities, mortgage-backed securities, collateralized mortgage obligations, marketable equity securities (which consist of shares in mutual funds that invest in government obligations, corporate obligations, mortgage-backed securities and asset-backed securities) and corporate obligations. See Note 3 of the Notes to Consolidated Financial Statements contained in our Annual Report to Stockholders, filed as Exhibit 13 to this Form 10-K. At December 31, 2002, our investment securities portfolio did not contain any tax-exempt securities. Our mortgage-backed securities portfolio currently consists of securities issued under government-sponsored agency programs.

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

            At times over the past several years, we also have maintained a trading portfolio of U.S. Government securities. We are permitted by the board of directors to have a portfolio of up to $5.0 million, and to trade up to

Next Page

$2.0 million in these securities at any one time. At December 31, 2002, however, we did not have a trading portfolio. See Note 3 of the Notes to Consolidated Financial Statements contained in our Annual Report to Stockholders, filed as Exhibit 13 to this Form 10-K.

            Mutual Federal has investments in six separate Indiana limited partnerships that were organized to construct, own and operate four multi-unit apartment complexes in the Indianapolis area, one in Findley, Ohio and one in Niles, Michigan (the Pedcor Projects). The general partner in each of these Pedcor Projects is Pedcor Investments. We have no financial or other relationships with Pedcor Investments. The four Indianapolis area Pedcor Projects and the Pedcor project located in Niles, Michigan, are operated as multi-family, low and moderate-income housing projects, and have been performing as planned for several years. The Findley, Ohio Pedcor Project, which also is operated as a multi-family, low and moderate-income housing project, was completed in 2000. At the inception of the Findley, Ohio Pedcor Project in February 1998, we invested $2.1 million and committed to invest an additional $1.9 million. As of December 31, 2002, $1.6 million of this commitment remained payable over the next seven years. At the inception of the Niles, Michigan Project in August 1997, we committed to invest $3.6 million over ten years. As of December 31, 2002, $1.7 million remained payable over the next five years.

            A low and moderate-income housing project qualifies for certain federal income tax credits if (1) it is a residential rental property, (2) the units are used on a non-transient basis, and (3) at least 20% of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% or less of the area median gross income. Qualified low-income housing projects generally must comply with these and other rules for 15 years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitation as the use of general business credit, but no basis reduction is required for any portion of the tax credit claimed. As of December 31, 2002, at least 84% of the units in the Pedcor Projects were occupied, and all of the tenants met the income test required for the tax credits.

            We received tax credits of $845,000 for the year ended December 31, 2002, $817,000 for the year ended December 31, 2001 and $339,000 for the year ended December 31, 2000 from the Pedcor Projects. The Pedcor Projects have incurred operating losses in the early years of their operations primarily due to accelerated depreciation of assets. We have accounted for our investment in five of the six Pedcor Projects on the equity method. Accordingly, we have recorded our share of these losses as reductions to Mutual Federal's investment in the Pedcor Projects. Mutual Federal has less than a 20% ownership interest in the remaining Pedcor Project, and we have recorded our investment in this project at amortized cost.

Next Page

            The following summarizes Mutual Federal's equity in the Pedcor Projects' losses and tax credits recognized in our consolidated financial statements.

	For the Year Ended December 31,
	2002	2001	2000
	(In Thousands)

Investments in Pedcor low income housing projects	$5,616	$5,677	$6,437

Equity in losses, net of income
tax effect	$ (410)	$ (291)	$ (127)
Tax credit	845	817	339
Increase in after tax income from Pedcor Investments	$ 435	$ 526	$ 212

            See Note 6 of the Notes to Consolidated Financial Statements contained in our Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K for additional information regarding our limited partnership investments.

Next Page

            The following table sets forth the composition of our investment and mortgage-related securities portfolio and other investments at the dates indicated. As of December 31, 2002, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.
	December 31,
	2002		2001		2000
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities held-to-maturity:
Federal agency obligations	$ ---	$ ---	$ ---	$ ---	$ 9,400	$ 9,274
Corporate obligations	---	---	---	---	989	989
Municipal obligations	---	---	---	---	150	150
Total investment securities held to maturity	---	---	---	---	10,539	10,413

Investment securities available-for-sale:
Mutual funds	15,456	15,420	10,179	10,154	7,925	7,754
Federal agency obligations	2,238	2,322	2,940	3,005	4,364	4,420
Mortgage-backed securities	6,615	6,924	5,613	5,768	7,934	7,979
Collateralized mortgage obligations	9,406	9,515	4,867	4,954	4,529	4,584
Corporate obligations	7,723	8,031	7,238	7,549	10,300	10,405
Municipal obligations	150	150	150	150	---	---
Total investment securities held for sale	41,588	42,362	30,987	31,580	35,052	35,142

Trading account securities:
U.S. Treasury obligations	---	---	---	---	---	---
Total trading account securities	---	---	---	---	---	---

Total investment securities	41,588	42,362	30,987	31,580	45,591	45,555
Investment in limited partnerships	5,616	N/A	5,677	N/A	6,437	N/A
Investment in insurance company	590	N/A	590	N/A	590	N/A
Federal Home Loan Bank stock	6,993	N/A	6,993	N/A	6,993	N/A

Total investments	$54,787		$44,247		$59,611

Next Page

            The following table indicates, as of December 31, 2002, the composition and maturities of our investment securities and mortgage-backed securities portfolio, excluding Federal Home Loan Bank stock and our trading securities.
	Due in
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in Thousands)

Corporate obligations	$ 2,726	$4,517	$ 480	$ ---	$ 7,723	$8,031
Federal agency obligations	---	1,998	---	240	2,238	2,322
Municipal obligations	---	---	---	150	150	150
Mutual funds	15,456	---	---	---	15,456	15,420
Mortgage-backed securities:
Freddie Mac	---	73	---	5,582	5,655	5,748
Fannie Mae	124	98	779	7,605	8,606	8,880
Ginnie Mae	---	---	---	599	899	633
Other	---	---	---	1,161	1,161	1,178
	$18,306	$6,686	$1,259	$15,337	$41,588	$42,362

Weighted average yield	3.25%	5.55%	6.76%	6.38%	4.88%

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

Next Page

            The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	December 31,
	2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transactions and Savings Deposits:

Noninterest bearing accounts	$ 30,058	5.46%	$ 23,434	4.35%	$ 24,485	4.76%
Passbook accounts	54,677	9.93	49,702	9.22	48,189	9.36
Interest-bearing NOW and
demand accounts	61,353	11.15	60,013	11.14	52,497	10.20
Money market accounts	45,330	8.24	48,110	8.93	43,898	8.53

Total non-certificates	191,418	34.78	181,259	33.64	169,069	32.85

Certificates:

0.00 - 1.99%	36,409	6.62	3,320.62		---	---
2.00 - 3.99%	175,128	31.82	94,385	17.51	35.01
4.00 - 5.99%	96,278	17.49	150,092	27.85	134,795	26.19
6.00 - 7.99%	50,529	9.18	108,135	20.07	209,151	40.63
8.00 - 9.99%	602.11		1,687.31		1,660.32
10.00% and over	---	---	---	---	---	---

Total certificates	358,946	65.22	357,619	66.36	345,641	67.15
Total deposits	$550,364	100.00%	$538,878	100.00%	$514,710	100.00%

Next Page

          The following table shows rate and maturity information for our certificates of deposit as of December 31, 2002.

	1.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	8.00- 9.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

March 31, 2003	$16,276	$ 26,693	$24,673	$ 1,288	$358	$ 69,288	19.30%
June 30, 2003	7,893	38,457	8,267	662	160	55,439	15.44
September 30, 2003	5,431	25,884	3,692	411	80	35,498	9.89
December 31, 2003	6,684	38,839	1,273	258	4	47,058	13.11
March 31, 2004	3	15,735	4,942	679	---	21,359	5.95
June 30, 2004	107	13,543	1,472	30	---	15,152	4.22
September 30, 2004	15	7,819	1,078	119	---	9,031	2.52
December 31, 2004	---	1,922	1,579	2,610	---	6,111	1.70
March 31, 2005	---	159	4,270	19,012	---	23,441	6.53
June 30, 2005	---	290	9,678	13,419	---	23,387	6.52
September 30, 2005	---	1,689	4,133	6,092	---	11,914	3.32
December 31, 2005	---	1,719	579	5,177	---	7,475	2.08
Thereafter	---	2,379	30,642	772	---	33,793	9.41

Total	$36,409	$175,128	$96,278	$50,529	$602	$358,946	100.00%

Percent of total	10.14%	48.79%	26.82%	14.08%	0.17%	100.00%

            The following table indicates, as of December 31, 2002, the amount of our certificates of deposit and other deposits by time remaining until maturity.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(In Thousands)

Certificates of deposit less than $100,000	$54,809	$45,298	$66,311	$114,464	$280,882

Certificates of deposit of $100,000 or more	12,982	8,641	15,531	35,499	72,653

Public funds (1)	1,497	1,500	714	1,700	5,411

Total certificates of deposit	$69,288	$55,439	$82,556	$151,663	$358,946
_______________
(1) Deposits from governmental and other public entities.

               Borrowings. Although deposits are our primary source of funds, we utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from

Next Page

the Federal Home Loan Bank of Indianapolis and securities sold under agreement to repurchase. See Note 8 of the Notes to Consolidated Financial Statements contained in our Annual Report to Stockholders, filed as Exhibit 13 to this Form 10-K.

            We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2002, we had $115.4 million in Federal Home Loan Bank advances outstanding. Based on current collateral levels we could borrow an additional $137 million from the Federal Home Loan Bank at prevailing interest rates. We believe that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Commitments" contained in our Annual Report to Stockholders, filed as Exhibit 13 to this Form 10-K.

            The following table sets forth, for the years indicated, the maximum month-end balance and average balance of Federal Home Loan Bank advances, securities sold under agreement to repurchase and other borrowings.

	Year Ended December 31,
	2002	2001	2000
	(In Thousands)
Maximum Balance:
FHLB advances	$117,386	$117,064	$112,807
Securities sold under agreements to repurchase	---	---	830
Other borrowings	3,259	3,441	3,640

Average Balance:
FHLB advances	$110,609	$102,087	$ 65,600
Securities sold under agreements to repurchase	---	---	128
Other borrowings	3,103	3,482	1,889

Next Page

            The following table sets forth certain information as to our borrowings at the dates indicated.
	December 31,
	2002	2001	2000
	(Dollars in Thousands)

FHLB advances	$115,403	$107,485	$112,542
Securities sold under agreements to
repurchase	---	---	---
Other borrowings	2,884	3,259	3,640

Total borrowings	$118,287	$110,744	$116,182

Weighted average interest rate of FHLB
advances	5.09%	5.17%	6.16%

Weighted average interest rate of securities
sold under agreements to repurchase	---%	---%	---%

Weighted average interest rate of other
borrowings	---%	---%	---%

Subsidiary and Other Activities

            As a federally chartered savings bank, Mutual Federal is permitted by Office of Thrift Supervision regulations to invest up to 2% of its assets, or $15.5 million at December 31, 2002, in the stock of, or unsecured loans to, service corporation subsidiaries. Mutual Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes.

            At December 31, 2002, Mutual Federal had two active subsidiaries, First M.F.S.B. Corporation and Third M.F.S.B. Corporation. First M.F.S.B. owns stock in Family Financial Life Insurance Company, a life and accident and health insurance company chartered in Indiana. Family Financial Life primarily sells mortgage and credit life insurance, as well as accident and disability insurance. It also issues and services annuity contracts. As of December 31, 2002, Mutual Federal's total investment in this subsidiary was $626,000. For the year ended December 31, 2002, First M.F.S.B. reported net income of $33,000, which consisted of dividends from Family Financial Life.

            Third M.F.S.B., which does business as Mutual Financial Services, offers tax-deferred annuities, long-term health and life insurance products. All securities related products and services made available through Mutual Financial Services are offered by a third party independent broker-dealer. As of December 31, 2002, Mutual Federal's total investment in this subsidiary was $283,000. For the year ended December 31, 2002, Third M.F.S.B. reported net income of $169,100, which consisted of commissions less expenses.

Next Page

            On January 25, 2002, MutualFirst purchased 26.9% of Indiana Title Insurance Co., LLC ("ITIC"), a full service title insurance company. As of December 31, 2002, MutualFirst's investment in ITIC was $827,000. For the year ended December 31, 2002, MutualFirst recorded net income of $136,000 from ITIC, which consisted of title insurance commissions and other fees less expenses. The investment in ITIC is being accounted for on the equity method.

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

Employees

               At December 31, 2002, we had a total of 205 full-time and 53 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

Next Page

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

               If Mutual Federal fails the qualified thrift lender test, MutualFirst must obtain the approval of the Office of Thrift Supervision prior to continuing, directly or through other subsidiaries, any business activity other than those approved for multiple thrift holding companies or their subsidiaries. In addition, within one year of such failure MutualFirst must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than the activities authorized for a unitary or multiple thrift holding company. See "- Qualified Thrift Lender Test."

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

Next Page

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

               Mutual Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2002, Mutual Federal's lending limit under this restriction was $13.7 million. Mutual Federal is in compliance with the loans-to-one-borrower limitation.

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

            The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2002, Mutual Federal had $921,000 of intangible assets.

               At December 31, 2002, Mutual Federal had tangible capital of $90.1 million, or 11.67% of adjusted total assets, which is approximately $78.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

Next Page

               The capital standards also require core capital equal to at least 3.0% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings institution must maintain a core capital ratio of at least 4.0% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3.0% ratio. At December 31, 2002, Mutual Federal had $921,000 of intangible assets which were subject to these tests.

               At December 31, 2002, Mutual Federal had core capital equal to $90.1 million, or 11.67% of adjusted total assets, which is $66.9 million above the minimum requirement of 3.0% in effect on that date.

               The Office of Thrift Supervision also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The Office of Thrift Supervision is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2002, Mutual Federal had $6.3 million of general loan loss reserves, which was less than 1.25% of risk-weighted assets.

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

               As of December 31, 2002, Mutual Federal had total risk-based capital of $96.3 million and risk-weighted assets of $544.8 million; or total capital of 17.67% of risk-weighted assets. This amount was $52.7 million above the 8.0% requirement in effect on that date.

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

Next Page

Qualified Thrift Lender Test

               All savings institutions, including Mutual Federal, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in the assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2002, Mutual Federal met the test and has always met the test since its effectiveness.

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

Next Page

Federal Reserve System

               The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2002, Mutual Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision.

               Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

Federal Taxation

            General. We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to us. Mutual Federal's federal income tax returns have been closed without audit by the IRS through its year ended December 31, 1998. MutualFirst and Mutual Federal will file a consolidated federal income tax return for fiscal year 2002.

            Bad Debt Reserves. Prior to the Small Business Job Protection Act, Mutual Federal was permitted to establish a reserve for bad debts under the percentage of taxable income method and to make annual additions to the reserve utilizing that method. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act, savings associations of Mutual Federal's size must now use the direct charge off method in computing bad debt deductions. In addition, federal legislation requires Mutual Federal to recapture, over a six year period, the excess of tax bad debt reserves at December 31, 1997 over those established as of the base year reserve balance as of December 31, 1987. As of December 31, 2002 the amount of Mutual Federal's reserves subject to recapture were approximately $90,000.

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

            Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable

Next Page

income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Mutual Federal is subject to the alternative minimum tax, and has $173,000 available as credits for carryover.

            Corporate Dividends-Received Deduction. MutualFirst may eliminate from its income dividends received from Mutual Federal as a wholly owned subsidiary of MutualFirst if it elects to file a consolidated return with Mutual Federal. The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

State Taxation

            Mutual Federal is subject to Indiana's financial institutions tax, which is imposed at a flat rate of 8.5% on "adjusted gross income" apportioned to Indiana. "Adjusted gross income," for purposes of the financial institutions tax, begins with taxable income as defined by Section 63 of the Internal Revenue Code and incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications.

            Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

Internet Website

              We maintain a website with the address of www.mfsbank.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We have not historically made available on or through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K or amendments to these reports. We are currently negotiating with a third-party provider to make these reports available on or through our website beginning on or about April 15, 2003. Until such time as these materials are available on or through our website, we will provide paper copies of these filings free of charge upon request. Requests should be made to: Corporate Secretary, MutualFirst Financial, Inc., 110 E. Charles Street, Muncie, Indiana, 47305; telephone number (765) 747-2800.

Executive Officers Who Are Not Directors

            The business experience for at least the past five years for each of our executive officers who do not serve as directors is set forth below.

            Patrick C. Botts. Age 39 years. Mr. Botts is Mutual Federal's Executive Vice President and Chief Operating Officer. He was appointed to this position in April of 2002. Prior to 2002, he served as Vice President of Human Resources, Marketing and Administration. Prior to 2001, he served as Vice President of Retail Lending. He has been employed by Mutual Federal since 1986.

            Steven R. Campbell. Age 59 years. Mr. Campbell is Senior Vice President of Mutual Federal's Retail Banking Division, a position he has held since 1991. He has been employed by Mutual Federal since 1984.

            David W. Heeter. Age 41 years. Mr. Heeter is MutualFirst's Executive Vice President. He was appointed to this position in April of 2002. He is also Executive Vice President of Mutual Federal. Prior to 2002, he was the Executive Vice President and Chief Operating Officer of Mutual Federal. Prior to 2001, he served as Vice President of Human Resources, Marketing and Administration. He started with Mutual Federal in 1986.

Next Page

            Timothy J. McArdle. Age 52 years. Mr. McArdle, a certified public accountant, has served as Senior Vice President of Mutual Federal since 1995, and Treasurer of Mutual Federal since 1986. He also serves as Senior Vice President, Treasurer and Controller of MutualFirst Financial. He has been employed by Mutual Federal since 1981.

            Stephen C. Selby. Age 57 years. Since 1995, Mr. Selby has served as Senior Vice President of the Operations Division at Mutual Federal. Prior to 1995, he served as Vice President of the Operations Division for nine years. Mr. Selby has served in various other capacities at Mutual Federal since 1964.

Item 2.               Description of Property

            At December 31, 2002, we had 17 full service offices. We own the office building in which our home office and executive offices are located. At December 31, 2002, we owned all but two of our other branch offices. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $7.9 million at December 31, 2002.

            We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.

            We utilize a third party service provider to maintain our database of depositor and borrower customer information. At December 31, 2002, the net book value of the data processing and computer equipment utilized by us was $1.0 million.

Item 3.               Legal Proceedings

               From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation.

Item 4.            Submission of Matters to a Vote of Security Holders

            No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

Next Page

PART II

Item 5.            Market for Registrant's Common Equity and Related Stockholder Matters

            The information under the caption "Shareholder Information" in the Company's Annual Report to Stockholders for the year ended December 31, 2002, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 6.            Selected Financial Data

            The information under the heading "Selected Financial and Other Data" in the Company's Annual Report to Stockholders for the year ended December 31, 2002, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operation

            The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 2002, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7A.            Quantitative and Qualitative Disclosures About Market Risk

            The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management and Market Risk" in the Company's Annual Report to Stockholders for the year ended December 31, 2002, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 8.            Financial Statements and Supplementary Data

            The consolidated financial statements and notes thereto and supplementary data (selected quarterly financial information) contained in the Company's Annual Report to Stockholders for the year ended December 31, 2002, portions of which are included as Exhibit 13 to this Form 10-K, are incorporated herein by reference.

Item 9.            Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

            No Disclosure under this item is required.

Next Page

PART III

Item 10.            Directors and Executive Officers of the Registrant

Directors

            Information concerning the Company's directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2003, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

            Information concerning the executive officers of the Company who are not directors is incorporated herein by reference from Part I of this Form 10-K under the caption "Executive Officers of the Registrant Who Are Not Directors."

Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

            To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11.            Executive Compensation

            Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2003, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Next Page

Item 12.            Security Ownership of Certain Beneficial Owners and Management

            Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held April 2003, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

            Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans

Equity compensation plans
approved by security
holders	532,086	$14.32	98,845(1)

Equity compensation plans
not approved by security
holders	---	---	---

___________

(1)     Includes 74,961 shares available for future grants under MutualFirst Financial, Inc's stock option plan and 23,884 shares available for future grants under MutualFirst Financial, Inc's recognition and retention plan.

Item 13.            Certain Relationships and Related Transactions

            Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2003, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.            Controls and Procedures

            (a)             Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the our Chief Executive Officer, Principal Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report. Our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Next Page

            (b)            Changes in Internal Controls: During the year ended December 31, 2002, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

            (a)(1) Financial Statements

            The following are contained in the portions of the Company's Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K and are incorporated by reference into Item 8 of this Form 10-K:

            (a)(2) Financial Statement Schedules:

            All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

Next Page

            (a)(3) Exhibits:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
3(i)	Articles of Incorporation	*
3(ii)	Amended Bylaws	++
4	Instruments defining the rights of security holders, including indentures:
	Form of MutualFirst Financial, Inc. Common Stock Certificate	*
9	Voting Trust Agreement	None
10	Material contracts: Employment Agreement with R. Donn Roberts Employment Agreement with Timothy J. McArdle Employment Agreement with Steven L. Banks	** ** ++
	Form of Supplemental Retirement Plan Income Agreements for R. Donn Roberts, Steven Campbell, David W. Heeter, Timothy J. McArdle and Stephen C. Selby	**
Form of Director Shareholder Benefit Program, as amended, for Steven L. Banks Form of Executive Shareholder Benefit Program Agreement, as amended, for
            Steven L. Banks
     Form of Director Shareholder Benefit Program Agreement, as amended, for
	Jerry D. McVicker	++ ++ ++
	Form of Agreements for Executive Deferred Compensation Plan for R. Donn Roberts, Steven Campbell, David W. Heeter, Timothy J. McArdle and Stephen C. Selby	**
	Registrant's 2000 Stock Option and Incentive Plan	***
	Registrant's 2000 Recognition and Retention Plan	***
11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
13	Annual Report to Security Holders	13
16	Letter re change in certifying accountant	None
18	Letter re change in accounting principles	None
21	Subsidiaries of the registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of Experts and Counsel	23
24	Power of Attorney	None
99	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99

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
++            Filed as an exhibit to the Company's Annual Report on Form 10-K filed on April 2, 2001 (File No. 000-27905). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

            (b) Reports on Form 8-K

            During the quarter ended December 31, 2002, no Current Reports on Form 8-K were filed by the Company.

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

/s/ R. Donn Roberts	/s/ Wilbur R. Davis
R. Donn Roberts, President, Chief Executive Officer and Director (Principal Executive Officer)	Wilbur R. Davis, Chairman of the Board

Date: March 28, 2003	Date: March 28, 2003

/s/ Linn A. Crull	/s/ Edward J. Dobrow
Linn A. Crull, Director	Edward J. Dobrow, Director

Date: March 28, 2003	Date: March 28, 2003

/s/ William V. Hughes	/s/ James D. Rosema
William V. Hughes, Director	James D. Rosema, Director

Date: March 28, 2003	Date: March 28, 2003

/s/ Julie A. Skinner	/s/ Jerry D. McVicker
Julie A. Skinner, Director	Jerry D. McVicker

Date: March 28, 2003	Date: March 28, 2003

/s/ Steven L. Banks	/s/ Jon M. Dalton
Steven L. Banks, Director	John M. Dalton, Director

Date: March 28, 2003	Date: March 28, 2003

/s/ Jon R. Marler	/s/ Timothy J. McArdle
Jon R. Marler, Director	Timothy J. McArdle, Senior Vice President, Treasurer and Controller (Principal Financial and Accounting Officer)

Date: March 28, 2003	Date: March 28, 2003

Next Page

CERTIFICATIONS

            I, R. Donn Roberts, certify that:

            1.            I have reviewed this annual report on Form 10-K of MutualFirst Financial, Inc.;

            2.            Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3.            Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

            4.            The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                        a)            designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                        b)            evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                        c)            presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5.            The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                        a)            all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                        b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6.            The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ R. Donn Roberts R. Donn Roberts President and Chief Executive Officer

Next Page

CERTIFICATIONS

            I, Timothy J. McArdle, certify that:

            1.            I have reviewed this annual report on Form 10-K of MutualFirst Financial, Inc.;

            2.            Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3.            Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

            4.            The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                        a)            designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                        b)            evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                        c)            presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5.            The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                        a)            all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                        b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6.            The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ Timothy J. McArdle Timothy J. McArdle Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Next Page

INDEX TO EXHIBITS

Number	Description

13	Portions of Annual Report to Security Holders

21	Subsidiaries of the Registrant

23	Consent of Accountants

99	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

End.