Form 10-Q
period 2003-03-31
MUTUALFIRST FINANCIAL INC
filed 2003-05-14
CIK 1094810

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2003 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _______________

Commission File Number: 000-27905

MutualFirst Financial, Inc.

(Exact Name of registrant specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	35-2085640 (I.R.S. Employer Identification Number)

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
  Yes  [X]    No[   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
  Yes  [X]    No[   ]

The number of shares of the Registrant's common stock, with $.01 par value, outstanding as of March 31, 2003 was 5,275,774.

Next Page

FORM 10 - Q
MutualFirst Financial, Inc.

INDEX

PART I - FINANCIAL INFORMATION		Page Number

Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets at
	March 31, 2003 and December 31, 2002	1
	Consolidated Condensed Statement of Income for the
	three months ended March 31, 2003 and
	March 31, 2002	2
	Consolidated Condensed Statement of Stockholders' Equity
	for the three months ended March 31, 2003	3
	Consolidated Condensed Statements of Cash Flows for the
	three months ended March 31, 2003 and March 31, 2002	4-5
	Notes to Unaudited Consolidated Condensed Financial Statements	6-7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	8-11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Changes in Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	14

Signature Page		15

Certifications		16-17

i
Next Page

PART 1 FINANCIAL INFORMATION
ITEM 1. Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	March 31, 2003 (Unaudited)	December 31, 2002
Assets
Cash	$ 16,720,812	$ 17,986,004
Interest-bearing deposits	2,377,036	5,633,953
Cash and cash equivalents	19,097,848	23,619,957
Investment securities available for sale	37,697,541	42,362,138
Loans held for sale	3,878,538	7,850,711
Loans	660,841,600	647,398,940
Allowance for loan losses	(6,439,213)	(6,285,959)
Net loans	654,402,387	641,112,981
Premises and equipment	9,419,569	9,186,501
Federal Home Loan Bank of Indianapolis stock, at cost	6,993,400	6,993,400
Investment in limited partnerships	5,350,782	5,616,485
Cash surrender value of life insurance	25,733,308	25,439,308
Foreclosed real estate	1,160,861	1,472,865
Interest receivable	3,246,659	3,201,001
Core deposit intangibles and goodwill	918,032	921,462
Deferred income tax benefit	4,165,107	4,118,344
Other assets	4,408,956	3,902,506

Total assets	$776,472,988	$775,797,659

Liabilities
Deposits
Non-interest-bearing	$31,501,118	$28,908,935
Interest bearing	524,410,126	521,455,008
Total deposits	555,911,244	550,363,943
Federal Home Loan Bank advances	112,420,486	115,403,203
Other borrowings	2,868,558	2,883,631
Advances by borrowers for taxes and insurance	2,389,987	1,334,768
Interest payable	1,380,159	1,015,977
Other liabilities	8,352,490	8,079,011
Total liabilities	683,322,924	679,080,533

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued --- 5,000,000 shares
Common stock, $.01 par value
Authorized --- 20,000,000 shares
Issued and outstanding --- 5,275,774 and 5,523,052 shares	52,758	55,231
Additional paid-in capital	33,549,946	38,782,755
Retained earnings	63,326,101	61,779,695
Accumulated other comprehensive income	394,306	464,452
Unearned employee stock ownership plan (ESOP) shares	(3,416,646)	(3,496,106)
Unearned recognition and retention plan (RRP) shares	(756,401)	(868,901)
Total stockholders' equity	93,150,064	96,717,126

Total liabilities and stockholders' equity	$776,472,988	$775,797,659

See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended March 31
	2003	2002
Interest Income
Loans receivable, including fees	$11,315,969	$12,214,887
Investment securities:
Mortgage-backed securities	157,158	154,116
Federal Home Loan Bank stock	101,203	103,464
Other investments	190,093	216,590
Deposits with financial institutions	26,210	65,895
Total interest income	11,790,633	12,754,952

Interest Expense
Passbook savings	95,122	159,552
Certificates of deposit	3,321,615	4,226,990
Daily Money Market accounts	124,130	209,710
Demand and NOW accounts	49,331	119,937
Federal Home Loan Bank advances	1,357,735	1,384,264
Other interest expense	15,606	24,710
Total interest expense	4,963,539	6,125,163

Net Interest Income	6,827,094	6,629,789
Provision for losses on loans	375,000	587,483
Net Interest Income After Provision for Loan Losses	6,452,094	6,042,306

Other Income
Service fee income	698,895	606,672
Equity in losses of limited partnerships	(146,442)	(37,390)
Commissions	175,109	189,124
Net gains on loan sales	350,063	0
Increase in cash surrender value of life insurance	294,000	300,000
Other income	34,211	113,299
Total other income	1,405,836	1,171,705

Other Expenses
Salaries and employee benefits	3,256,208	3,008,935
Net occupancy expenses	284,788	241,986
Equipment expenses	243,973	197,746
Data processing fees	158,687	193,748
Automated teller machine	114,399	85,456
Deposit insurance expense	23,149	24,167
Advertising and promotion	95,215	93,492
Goodwill amortization	3,431	45,140
Other expenses	775,332	769,611
Total other expenses	4,955,182	4,660,281

Income Before Income Tax	2,902,748	2,553,730
Income tax expense	835,300	669,600

Net Income	$2,067,448	$1,884,130

Basic earnings per share	$0.42	$0.32

Diluted earnings per share	$0.40	$0.32

Dividends per share	$0.10	$0.09

See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Three Months Ended March 31, 2003
(Unaudited)

	Common Stock		Additional paid-in capital	Compre- hensive Income	Retained Earnings	Accumulated Other Compre- hensive Income	Unearned ESOP shares	Unearned RRP shares	Total
	Shares Outstanding	Amount

Balances, December 31, 2002	$5,523,052	$55,231	$38,782,755		$61,779,695	$464,452	($3,496,106)	($868,901)	$96,717,126

Comprehensive income

Net income for the period				$2,067,448	$2,067,448				2,067,448

Other comprehensive income, net of tax

Unrealized gains on securities				(70,146)		(70,146)			(70,146)

Comprehensive income				$1,997,302

ESOP shares earned			88,540				79,460		168,000

Cash dividends ($.10 per share)					(521,042)				(521,042)

RRP shares earned								112,500	112,500

Stock repurchased	(254,778)	(2,548)	(5,430,024)						(5,432,572)

Stock options exercised	7,500	75	108,675						108,750

Balances, December 31, 2002	$5,275,774	$52,758	$33,549,946		$63,326,101	$394,306	($3,416,646)	($756,401)	$93,150,064
See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Operating Activities
Net income	$ 2,067,448	$ 1,884,130
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	375,000	587,483
Securities losses	3,293	-
Net loss on sale of real estate owned	79,936	45,102
Securities amortization (accretion), net	93,703	5,425
ESOP shares earned	168,000	129,774
RRP shares earned	112,500	202,750
Equity in losses of limited partnerships	146,442	37,390
Amortization of net loan origination costs	358,501	568,599
Amortization of core deposit intangibles and goodwill	3,430	45,139
Depreciation and amortization	233,508	204,633
Loans originated for sale	(6,303,058)	-
Proceeds from sales on loans held for sale	10,625,295	-
Gains on sales of loans held for sale	(350,063)	-
Change in
Interest receivable	(45,658)	66,959
Other assets	(402,945)	(644,715)
Interest payable	364,182	533,208
Other liabilities	306,368	(53,161)
Increase in cash surrender value of life insurance	(294,000)	(300,000)
Net cash provided by operating activities	7,541,882	3,312,716

Investing Activities
Purchases of securities available for sale	(5,108,885)	(3,429,656)
Proceeds from maturities and paydowns of securities available for sale	4,559,578	5,853,778
Proceeds from sales of securities available for sale	5,000,000	-
Net change in loans	(14,502,073)	(8,982,400)
Purchases of premises and equipment	(466,576)	(116,810)
Proceeds from real estate owned sales	589,251	374,800
Distribution from limited partnership	15,755	29,400
Other investing activities	121,982	(25,545)
Net cash used by investing activities	(9,790,968)	(6,296,433)

Financing Activities
Net change in
Noninterest-bearing, interest bearing demand and savings deposits	6,565,667	2,314,064
Certificates of deposits	(1,018,366)	1,289,665
Repayment of note payable	(30,679)	(30,679)
Proceeds from FHLB advances	6,500,000	3,280,000
Repayment of FHLB advances	(9,500,000)	(8,000,000)
Net change in advances by borrowers for taxes and insurance	1,055,219	1,052,119
Stock repurchased	(5,432,572)	(5,657,471)
Proceeds from exercise of stock options	108,750	5,000
Dividends Paid	(521,042)	(555,410)
Net cash provided by financing activities	(2,273,023)	(6,302,712)

Net Change in Cash and Cash Equivalents	(4,522,109)	(9,286,429)

Cash and Cash Equivalents, Beginning of Year	23,619,957	30,557,673

Cash and Cash Equivalents, End of Period	$19,097,848	$21,271,244

Next Page

Additional Cash Flows Information
Interest paid	$ 4,599,357	$ 5,591,955
Income tax paid	300,000	880,000
Transfers from loans to foreclosed real estate	479,165	423,848
Loans held for sale transferred to loans		11,559,158
Mortgage servicing rights capitalized	103,790

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

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 2002 filed with the Securities and Exchange Commission.

The interim consolidated financial statements at March 31, 2003 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2002 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

NOTE 2:     Benefit Plans

On December 1, 2000, the stockholders of the Company approved a Stock Option Plan and a Recognition and Retention Plan (RRP). These plans allow for the purchase in the open market or through the issuance of authorized and unissued shares of up to 581,961 shares of common stock for the Stock Option Plan and 232,784 shares of common stock for the RRP. Under the Stock Option Plan, stock option rights covering 581,961 shares of stock may be granted to officers, key employees and directors of the Company and its subsidiaries. Options for 507,000 of such shares were granted effective January 12, 2001. The options have an exercise price per share equal to the market value at the date of grant. Of the options granted, 247,248 have a 15-year term and 259,752 have a 10-year term. 212,000 of these options become exercisable at the rate of 33.3% per year and 295,000 become exercisable at a rate of 20% per year. Under the RRP plan, stock awards covering 232,784 shares of common may be awarded to the directors and key employees of the Company and its subsidiaries. Grants of 209,000 of such shares have been awarded effective January 12, 2001. Beginning March 20, 2001, 122,000 of these shares vest at a rate of 20% per year and 87,000 shares were fully vested as of March 20, 2002. Expense under the RRP plan was $112,500 for the three-month period ended March 31, 2003.

Note 3:    Stock Options

The Company has a stock-based employee compensation plan, which is described more fully in Notes to Financial Statements included in the December 31, 2002 Annual Report to shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Next Page

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
	(Dollars in thousands, except per share data)
Net income, as reported	$2,067	$1,884
Less: Total stock-based employee
compensation cost determined under
the fair value based method, net of
income taxes	$ (39)	$ (151)
Pro forma net income	$2,028	$1,733

Earnings per share:
Basic - as reported	$0.42	$0.32
Basic - pro forma	$0.41	$0.29
Diluted - as reported	$0.40	$0.32
Diluted - pro forma	$0.39	$0.29

Note 4:    Effect of Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

Under the provisions of SFAS No. 123, companies that adopted the fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, SFAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.

SFAS No. 148 also improves the clarity and prominence of disclosures about the proforma effects of using the fair value based method of accounting for stock-based compensation for all companies - regardless of the accounting method used - by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, SFAS No. 148 improves the timeliness to those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make proforma disclosures only in annual financial statements.

The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

The FASB has stated it intends to issue a new statement on accounting for stock-based compensation and will require companies to expense stock options using a fair value based method at date of grant. The implementation for this proposed statement is not known.

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

Mutual Federal was originally organized in 1889 and currently conducts its business from seventeen full service offices located in Delaware, Randolph, Grant, and Kosciusko counties, Indiana, with its main office located in Muncie. Mutual Federal's principal business consists of attracting deposits from the general public and originating fixed rate and adjustable rate loans secured primarily by first mortgage liens on one- to four- family residential real estate as well as commercial real estate and loans on consumer goods. The Savings Association Insurance Fund (SAIF) of the FDIC insures Mutual Federal's deposit accounts up to applicable limits.

Mutual Federal currently owns two subsidiaries, First MFSB Corporation and Third MFSB Corporation. The assets of First MFSB Corporation consist of an investment in Family Financial Life Insurance Company. Family Financial is an Indiana stock insurance company that primarily engages in retail sales of mortgage and credit life insurance products in connection with loans originated by its shareholder financial institutions. Third MFSB, which does business as Mutual Financial Services, offers tax-deferred annuities and long-term health and life insurance products. All securities- related products and services made available through Mutual Financial Services are offered by a third party independent broker-dealer.

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

Critical Accounting Policies

The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies presented on pages 22 to 24 of the Annual Report to Shareholders for the year ended December 31, 2002. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets, mortgage servicing rights and intangible assets.

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

Next Page

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

Mortgage Servicing Rights

Mortgage servicing rights ("MSRs") associated with loans originated and sold, where servicing is retained, are capitalized and included in other intangible assets in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

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

Forward Looking Statements

This quarterly report on Form 10-Q ("Form 10-Q") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the company, its directors or its officers primarily with respect to future events and the future financial performance of the company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risk and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; the loss of deposits and loan demand to competitors; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes.

Next Page

Financial Condition

Assets totaled $776.5 million at March 31, 2003, an increase of $675,000 from $775.8 million at December 31, 2002. The primary reason for the increase was a $9.4 million increase in loans, including loans held for sale, from $655.3 million at December 31, 2002 to $664.7 million at March 31, 2003. This increase was partially offset by a reduction in investment securities available for sale of $4.7 million from $42.4 million at December 31, 2002 to $37.7 million at March 31, 2003 and a reduction of cash and cash equivalents from $23.6 million at December 31, 2002, to $19.1 million at March 31, 2003 to help fund the increases in loans. Excluding loans held for sale, the real estate mortgage loan portfolio increased $12.2 million during the period. Consumer loans decreased $622,000 and commercial business loans increased $1.9 million.

Allowance for loan losses increased $153,000 from $6.3 million at December 31, 2002 to $6.4 million at March 31, 2003. The Company determined to increase its allowance primarily due to a continued slow economy in some of our market areas. Net charge offs for the first three months of 2003 were $220,000 or .13% of average loans on an annualized basis, compared to $193,000, or ..12% for the first three months of 2002.

Total deposits were $555.9 million at March 31, 2003 an increase of $5.5 million or 1.0% from $550.4 million at December 31, 2002. Of this growth, $2.6 million was in non-interest bearing deposits. Total borrowings decreased $3.0 million to $115.3 million at March 31, 2003 from $118.3 million at December 31, 2002.

Stockholders' equity decreased $3.6 million to $93.1 million at March 31, 2003 from $96.7 million at December 31, 2002. The decrease was due primarily to the repurchase of 255,000 shares of common stock for $5.4 million and dividend payments of $521,000. These decreases were partially offset by net income of $2.1 million, Employee Stock Ownership Plan (ESOP) shares earned of $168,000, and RRP shares earned of $113,000. Also, unrealized gain on securities available for sale decreased $70,000.

Comparison of the Operating Results for the Three Months Ended March 31, 2003 and 2002

Net income for the quarter ended March 31, 2003 was $2.1 million, or $.42 basic and $.40 diluted earnings per share. This compared to net income for the comparable period in 2002 of $1.9 million, or $.32 basic and diluted earnings per share. Annualized return on average assets was 1.07% and return on average equity was 8.68% for the first quarter of 2003, compared to .98% and 7.04%, respectively, for the same period last year.

Interest income decreased $1.0 million, or 7.6%, from $12.8 million for the three months ended March 31, 2002 to $11.8 million for the three months ended March 31, 2003 due to a decrease in the yield on average interest-earning assets from 7.24% for the 2002 period to 6.64% for the 2003 period. Average interest-earning assets increased from $704.3 million during the three months ended March 31, 2002 to $710.0 million during the comparable period in 2003. Interest expense decreased $1.1 million, or 19%, from $6.1 million for the three months ended March 31, 2002, to $5.0 million for the three months ended March 31, 2003 due to a decrease in the average cost of interest-bearing liabilities from 3.78% for the 2002 period to 2.99% for the 2003 period. Average interest-bearing liabilities increased from $647.9 million during the three months ended March 31, 2002 to $664.9 million during the comparable period in 2003. As a result, net interest income for the three-month period ended March 31, 2003, increased $197,000, or 3.0%, compared to the same period in 2002. The average interest rate spread increased from 3.47% for the three-month period ended March 31, 2002, to 3.67% for the comparable period in 2003 as yields on interest earning-assets continued to decrease at a slower rate than the decrease in the cost of interest-bearing liabilities.

Next Page

The provision for loan losses for the first quarter of 2003 was $375,000 compared to $587,000 for the same period in 2002. Non-performing loans to total loans at March 31, 2003 were .71% compared to 1.03% at March 31, 2002. Non-performing assets to total assets were .81% at March 31, 2003, compared to 1.07% at March 31, 2002. The non-performing commercial properties are 43.1% of non-performing loans. The non-performing commercial loans are comprised primarily of two nursing home loans totaling $1.5 million and three other loans totaling $481,000. Negotiations are in progress with the owners and possible buyers to satisfy these obligations.

Non-interest income, excluding net gain on loan sales, decreased $116,000 for the three-months ended March 31, 2003 compared to the same period in 2002. This was primarily due to increased losses of $109,000 in the limited partnerships in the first quarter of 2003 compared to the comparable period in 2002. During the first quarter of 2003, there was a gain of $350,000 on the sale of residential mortgage loans, compared to no gain for the same period in 2002.

Non-interest expense increased $295,000 or 6.3% to $5.0 million for the three months ended March 31, 2003 compared to $4.7 million for the same period in 2002. Salaries and employee benefits were $3.3 million for the three months ended March 31, 2003 compared to $3.0 million for the 2002 period, an increase of $247,000 or 8.2%. The change in salaries and benefits included a $208,000 increase in health insurance premium costs due to increased health care costs and an increased level of claims experience. Also included was a $41,000 increase in our ESOP expense due to the increase in the market value of our stock. All other expenses increased $48,000 or 2.9% for the three-month period ended March 31, 2003 compared to the same period in 2002

Income tax expense increased $166,000 for the three months ended March 31, 2003 compared to the same period in 2002. The increase resulted from increased taxable income and an increase in the effective tax rate from 26.2% to 28.8% due to less non- taxable income.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year. As of March 31, 2003, Mutual Federal had liquid assets of $56.4 million and a liquidity ratio of 8.47%.

Next Page

ITEM 3 - Quantitative and Quantitative Disclosures about Market Risk

Presented below as of March 31, 2003 and 2002 is an analysis of Mutual Federal's interest rate risk as measured by changes in Mutual Federal's net portfolio value ("NPV") assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points.

March 31, 2003
Net Portfolio Value

Changes In Rates	$ Amount	$ Change	% Change	NPV as % of PV of Assets
				NPV Ratio	Change

+300 bp	65,799	-26,181	-28%	9.03%	-265 bp
+200 bp	76,613	-15,367	-17%	10.23%	-145 bp
+100 bp	85,765	-6,215	-7%	11.16%	-52 bp
0 bp	91,980			11.68%
-100 bp	88,961	-3,019	-3%	11.13%	-55 bp
-200 bp	89,402	-2,578	-3%	11.02%	-66 bp
-300 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)

March 31, 2002
Net Portfolio Value

Changes In Rates	$ Amount	$ Change	% Change	NPV as % of PV of Assets
				NPV Ratio	Change

+300 bp	72,708	-31,150	-30%	10.22%	-332 bp
+200 bp	82,838	-21,020	-20%	11.36%	-217 bp
+100 bp	94,011	-9,847	-9%	12.57%	-96 bp
0 bp	103,858			13.53%
-100 bp	111,961	8,103	8%	14.23%	+70 bp
-200 bp	112,537	8,679	8%	14.08%	+55 bp
-300 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)
_______________
(1)   Not meaningful becasue some market rates would compute to a rate less than zero.

The analysis at March 31, 2003 indicates that there have been no material changes in market interest rates for Mutual Federal's interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company's annual report on Form 10-K for the period ended December 31, 2002.

Next Page

ITEM 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Principal Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)	Changes in Internal Controls: In the quarter ended March 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding its internal controls or other factors that could significantly affect these controls.

Next Page

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit 99.1 - Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2003.

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MutualFirst Financial, Inc.

Date: May 14, 2003	By:	/s/ R. Donn Roberts R. Donn Roberts President and Chief Executive Officer

Date: May 14, 2003	By:	/s/ Timothy J. McArdle Timothy J. McArdle Senior Vice President and Treasurer (Principal Financial and Accounting Officer)

Next Page

CERTIFICATIONS

I, R. Donn Roberts, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MutualFirst Financial, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ R. Donn Roberts R. Donn Roberts President and Chief Executive Officer

Next Page

CERTIFICATIONS

I, Timothy J. McArdle, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MutualFirst Financial, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ Timothy J. McArdle Timothy J. McArdle Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

End.