Form 10-Q
period 2003-06-30
MUTUALFIRST FINANCIAL INC
filed 2003-08-14
CIK 1094810

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2003 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _______________

Commission File Number: 000-27905

MutualFirst Financial, Inc.

(Exact Name of registrant specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	35-2085640 (I.R.S. Employer Identification Number)

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
  Yes  [X]    No[   ]

The number of shares of the Registrant's common stock, with $.01 par value, outstanding as of June 30, 2003 was 5,267,974.

Next Page

FORM 10 - Q
MutualFirst Financial, Inc.

INDEX

PART I - FINANCIAL INFORMATION		Page Number

Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets at
	June 30, 2003 and December 31, 2002	1
	Consolidated Condensed Statement of Income for the
	three and six months ended June 30, 2003 and
	June 30, 2002	2
	Consolidated Condensed Statement of Stockholders' Equity
	for the six months ended June 30, 2003	3
	Consolidated Condensed Statements of Cash Flows for the
	six months ended June 30, 2003 and June 30, 2002	4
	Notes to Unaudited Consolidated Condensed Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Changes in Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	16

Signature Page		17

i
Next Page

PART 1  FINANCIAL INFORMATION
ITEM 1 - Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2003	2002
	(Unaudited)
Assets
Cash	$ 20,160,986	$ 17,986,004
Interest-bearing deposits	2,319,720	5,633,953
Cash and cash equivalents	22,480,706	23,619,957
Investment securities available for sale	33,294,544	42,362,138
Loans held for sale	11,666,529	7,850,711
Loans	677,274,816	647,398,940
Allowance for loan losses	(6,538,664)	(6,285,959)
Net loans	670,736,152	641,112,981
Premises and equipment	9,590,262	9,186,501
Federal Home Loan Bank of Indianapolis stock, at cost	7,086,100	6,993,400
Investment in limited partnerships	5,243,939	5,616,485
Cash surrender value of life insurance	25,592,357	25,439,308
Foreclosed real estate	928,115	1,472,865
Interest receivable	3,390,860	3,201,001
Core deposit intangibles and goodwill	914,601	921,462
Deferred income tax benefit	4,241,999	4,118,344
Other assets	4,746,796	3,902,506

Total assets	$799,912,960	$775,797,659

Liabilities
Deposits
Non-interest-bearing	$ 34,010,525	$ 28,908,935
Interest bearing	541,260,094	521,455,008
Total deposits	575,270,619	550,363,943
Federal Home Loan Bank advances	114,636,917	115,403,203
Other borrowings	2,884,164	2,883,631
Advances by borrowers for taxes and insurance	2,840,914	1,334,768
Interest payable	783,541	1,015,977
Other liabilities	8,534,339	8,079,011
Total liabilities	704,950,494	679,080,533

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued --- 5,000,000 shares
Common stock, $.01 par value
Authorized --- 20,000,000 shares
Issued and outstanding --- 5,267,974 and 5,523,052 shares	52,680	55,231
Additional paid-in capital	33,395,921	38,782,755
Retained earnings	65,215,984	61,779,695
Accumulated other comprehensive income	278,968	464,452
Unearned employee stock ownership plan (ESOP) shares	(3,337,186)	(3,496,106)
Unearned recognition and retention plan (RRP) shares	(643,901)	(868,901)
Total stockholders' equity	94,962,466	96,717,126

Total liabilities and stockholders' equity	$799,912,960	$775,797,659

See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002
Interest Income
Loans receivable, including fees	$11,316,230	$12,229,245	$22,632,200	$24,444,131
Investment securities:
Mortgage-backed securities	143,051	140,203	300,209	294,319
Federal Home Loan Bank stock	92,734	108,973	193,938	212,437
Other investments	172,430	206,815	362,522	423,405
Deposits with financial institutions	12,896	30,889	39,106	96,784
Total interest income	11,737,341	12,716,125	23,527,975	25,471,076

Interest Expense
Passbook savings	89,839	157,355	184,960	316,906
Certificates of deposit	3,217,437	4,017,827	6,539,052	8,244,816
Daily Money Market accounts	128,913	193,166	253,043	402,877
Demand and NOW acounts	49,878	119,897	99,210	239,834
Federal Home Loan Bank advances	1,326,715	1,384,395	2,684,450	2,768,659
Other interest expense	15,606	15,606	31,212	40,316
Total interest expense	4,828,388	5,888,246	9,791,927	12,013,408

Net Interest Income	6,908,953	6,827,879	13,736,048	13,457,668
Provision for losses on loans	375,000	375,000	750,000	962,483
Net Interest Income After Provision for Loan Losses	6,533,953	6,452,879	12,986,048	12,495,185

Other Income
Service fee income	748,015	688,189	1,446,910	1,294,862
Equity in losses of limited partnerships	(78,169)	(101,552)	(224,611)	(138,943)
Commissions	175,145	189,417	350,254	378,541
Net gains on loan sales	572,703	202,355	922,766	202,355
Increase in cash surrender value of life insurance	501,542	308,000	795,542	608,000
Other income	70,897	105,691	105,108	218,990
Total other income	1,990,133	1,392,100	3,395,969	2,563,805

Other Expenses
Salaries and employee benefits	3,220,769	3,160,964	6,476,977	6,169,899
Net occupancy expenses	267,770	288,827	552,558	530,813
Equipment expenses	253,552	226,625	497,525	424,371
Data processing fees	150,987	199,742	309,674	393,490
Automated teller machine	119,949	131,337	234,348	216,793
Deposit insurance expense	22,065	23,443	45,214	47,611
Advertising and promotion	227,317	114,616	322,532	208,108
Goodwill amortization	3,431	42,532	6,861	87,672
Other expenses	923,516	896,072	1,698,849	1,665,683
Total other expenses	5,189,356	5,084,158	10,144,538	9,744,440

Income Before Income Tax	3,334,730	2,760,821	6,237,479	5,314,550
Income tax expense	944,750	747,950	1,780,050	1,417,550

Net Income	$2,389,980	$2,012,871	$4,457,429	$3,897,000

Basic earnings per share	$0.49	$0.35	$0.89	$0.67

Diluted earnings per share	$0.47	$0.34	$0.86	$0.66

Dividends per share	$0.10	$0.09	$0.20	$0.18

See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Six Months Ended June 30, 2003
(Unaudited)
	Common Stock					Accumulated
			Additional			Other	Unearned	Unearned
	Shares		paid-in	Comprehensive	Retained	Comprehensive	ESOP	RRP
	Outstanding	Amount	capital	Income	Earnings	Income	shares	shares	Total
Balances, December 31, 2002	5,523,052	$55,231	$38,782,755		$61,779,695	$464,452	($3,496,106)	($868,901)	$96,717,126
Comprehensive income
Net income for the period				$4,457,429	$4,457,429				4,457,429
Other comprehensive income, net of tax
Net unrealized losses on securities				(185,484)		(185,484)			(185,484)

Comprehensive income				$4,271,945
ESOP shares earned			189,087				158,920		348,007
Cash dividends ($.10 per share)					(1,021,139)				(1,021,139)
RRP shares earned								225,000	225,000
Stock repurchased	(274,778)	(2,748)	(5,861,374)						(5,864,122)
Stock options exercised	19,700	197	285,453						285,650
Balances, June 30, 2003	5,267,974	$52,680	$33,395,921		$65,215,984	$278,968	($3,337,186)	($643,901)	$94,962,466
See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Cash Flows

	Six Months Ended
	June 30,
	2003	2002

Operating Activities
Net income	$ 4,457,429	$ 3,897,000
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	750,000	962,483
Securities gains	10,454	-
Net loss on disposal of premise and equipment	-	1,986
Net loss on sale of real estate owned	66,754	123,288
Securities amortization (accretion), net	204,737	18,787
ESOP shares earned	348,007	281,399
RRP shares earned	225,000	391,000
Equity in losses of limited partnerships	224,611	138,943
Amortization of net loan origination costs	758,119	899,777
Amortization of core deposit intangibles and goodwill	6,861	87,672
Depreciation and amortization	484,246	430,986
Loans originated for sale	(32,157,642)	(13,446,838)
Proceeds from sales on loans held for sale	29,264,590	10,259,120
Gains on sales of loans held for sale	(922,766)	(202,355)
Change in
Interest receivable	(189,859)	(59,384)
Other assets	(837,278)	(642,865)
Interest payable	(232,436)	(129,136)
Other liabilities	521,105	49,209
Net change in cash surrender value of life insurance	(153,049)	(608,000)
Net cash provided by operating activities	2,828,883	2,453,072
Investing Activities
Purchases of securities available for sale	(6,754,024)	(6,520,220)
Proceeds from maturities and paydowns of securities available for sale	5,359,020	8,149,763
Proceeds from sales of securities available for sale	9,938,268	-
Net change in loans	(31,859,340)	(17,270,585)
Purchases of premises and equipment	(888,007)	(289,599)
Proceeds from real estate owned sales	1,074,018	932,831
Purchase of FHLB of Indianapolis stock	(92,700)	-
Purchase of interest in limited partnership	(500,000)
Distribution from limited partnership	640,923	29,232
Other investing activities	132,028	(95,086)
Net cash used by investing activities	(22,949,814)	(15,063,664)
Financing Activities
Net change in
Noninterest-bearing, interest bearing demand and savings deposits	13,385,090	1,847,145
Certificates of deposits	11,521,586	7,146,976
Repayment of note payable	(30,679)	(30,679)
Proceeds from FHLB advances	32,500,000	29,280,000
Repayment of FHLB advances	(33,300,852)	(23,047,084)
Net change in advances by borrowers for taxes and insurance	1,506,146	(84,845)
Stock repurchased	(5,864,122)	(11,232,791)
Proceeds from exercise of stock options	285,650	5,000
Dividends Paid	(1,021,139)	(1,093,182)
Net cash provided by financing activities	18,981,680	2,790,540
Net Change in Cash and Cash Equivalents	(1,139,251)	(9,820,052)
Cash and Cash Equivalents, Beginning of Year	23,619,957	30,557,673
Cash and Cash Equivalents, End of Period	$22,480,706	$20,737,621
Additional Cash Flows Information
Interest paid	$10,024,363	$12,142,544
Income tax paid	2,020,000	1,700,000
Transfers from loans to foreclosed real estate	728,050	535,485
Loans transferred to loans held for sale, net	-	3,900,029
Mortgage servicing rights capitalized	286,280	100,568
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

The interim consolidated financial statements at June 30, 2003 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2002 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Benefit Plans

On December 1, 2000, the stockholders of the Company approved a Stock Option Plan and a Recognition and Retention Plan (RRP). These plans allow for the purchase in the open market or through the issuance of authorized and unissued shares of up to 581,961 shares of common stock for the Stock Option Plan and 232,784 shares of common stock for the RRP. Under the Stock Option Plan, stock option rights covering 581,961 shares of stock may be granted to officers, key employees and directors of the Company and its subsidiaries. Options for 507,000 of such shares were granted effective January 12, 2001. The options have an exercise price per share equal to the market value at the date of grant. Of the options granted, 247,248 have a 15-year term and 259,752 have a 10-year term. 212,000 of these options become exercisable at the rate of 33.3% per year and 295,000 become exercisable at a rate of 20% per year. Under the RRP plan, stock awards covering 232,784 shares of common may be awarded to the directors and key employees of the Company and its subsidiaries. Grants of 209,000 of such shares have been awarded effective January 12, 2001. Beginning March 20, 2001, 122,000 of these shares vest at a rate of 20% per year and 87,000 shares were fully vested as of March 20, 2002. Expense under the RRP plan was $112,500 and $225,000 for the three- and six-month periods ended June 30, 2003, respectively.

Next Page

Note 3: Stock Options

The Company has a stock-based employee compensation plan, which is described more fully in Notes to Financial Statements included in the December 31, 2002 Annual Report to shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA).

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income, as reported	$2,390	$2,013	$4,457	$3,897
Less: Total stock-based employee
compensation cost determined under
the fair value based method, net of
income taxes	($39)	($151)	($78)	($302)
Pro forma net income	$2,351	$1,862	$4,379	$3,595

Earnings per share:
Basic - as reported	$0.49	$0.35	$0.89	$0.67
Basic - proforma	$0.48	$0.32	$0.88	$0.62
Diluted - as reported	$0.47	$0.34	$0.86	$0.66
Diluted - proforma	$0.47	$0.32	$0.85	$0.61

Next Page

Note 4: Earnings per share

Earnings per share were computed as follows: (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

	Three Months Ended June 30,
	2003			2002
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings Per Share
Income available to common shareholders	$2,390	4,869,462	$0.49	$2,013	5,739,746	$0.35
Effect of Dilutive securities
Stock options and RRP grants		175,174			130,513
Diluted Earnings Per Share
Income available to common stockholders and assumed
conversions	$2,390	5,044,636	$0.47	$2,013	5,870,259	$0.34
	Six Months Ended June 30,
	2003			2002
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings Per Share
Income available to common shareholders	$4,457	5,002,173	$0.89	$3,897	5,793,963	$0.67
Effect of Dilutive securities
Stock options and RRP grants		164,592			98,618
Diluted Earnings Per Share
Income available to common stockholders and assumed
conversions	$4,457	5,166,765	$0.86	$3,897	5,892,581	$0.66

Note 5: Effect of Recent Accounting Pronouncements

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

Next Page

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

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Next Page

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

Financial Condition

Assets totaled $799.9 million at June 30, 2003, an increase of $24.1 million from $775.8 million at December 31, 2002. The primary reason for the increase was a $33.7 million increase in loans, including loans held for sale, from $655.3 million at December 31, 2002 to $688.9 million at June 30, 2003. This increase was partially offset by a reduction in investment securities available for sale of $9.1 million from $42.4 million at December 31, 2002 to $33.3 million at June 30, 2003 and a reduction of cash and cash equivalents from $23.6 million at December 31, 2002, to $22.5 million at June 30, 2003 to help fund the increases in loans. Excluding loans held for sale, the real estate mortgage loan portfolio increased $17.8 million during the period. Consumer loans increased $8.4 million and commercial business loans increased $3.7 million.

Allowance for loan losses increased $253,000 from $6.3 million at December 31, 2002 to $6.5 million at June 30, 2003. The Company determined to increase its allowance primarily due to a continued slow economy in some of our market areas. Net charge offs for the first half of 2003 were $497,000 or .15% of average loans on an annualized basis, compared to $472,000, or .14% for the first six months of 2002.

Total deposits were $575.3 million at June 30, 2003 an increase of $24.9 million or 4.5% from $550.4 million at December 31, 2002. Of this growth, $5.1 million was in non-interest bearing deposits. Total borrowings decreased $766,000 to $117.5 million at June 30, 2003 from $118.3 million at December 31, 2002.

Stockholders' equity decreased $1.7 million to $95.0 million at June 30, 2003 from $96.7 million at December 31, 2002. The decrease was due primarily to the repurchase of 275,000 shares of common stock for $5.9 million and dividend payments of $1.0 million. These decreases were partially offset by net income of $4.5 million, Employee Stock Ownership Plan (ESOP) shares earned of $348,000, and RRP shares earned of $225,000. Also, unrealized gain on securities available for sale decreased $185,000 from $464,000 at December 31, 2002 to $279,000 at June 30, 2003.

Comparison of the Operating Results for the Three Months Ended June 30, 2003 and 2002

Net income for the quarter ended June 30, 2003 was $2.4 million, or $.49 for basic and $.47 for diluted earnings per share. This compared to net income for the comparable period in 2002 of $2.0 million, or $.35 for basic and $.34 for diluted earnings per share. Annualized return on average assets was 1.21% and return on average equity was 10.15% for the second quarter of 2003, compared to 1.04% and 7.71%, respectively, for the same period last year.

Next Page

Interest income decreased $1.0 million, or 7.7%, from $12.7 million for the three months ended June 30, 2002 to $11.7 million for the three months ended June 30, 2003 due to a decrease in the yield on average interest-earning assets from 7.17% for the 2002 period to 6.47% for the 2003 period. The decrease in average yield was partially offset by an increase in average interest-earning assets from $709.5 million during the three months ended June 30, 2002 to $725.7 million during the comparable period in 2003. Interest expense decreased $1.1 million, or 18%, from $5.9 million for the three months ended June 30, 2002, to $4.8 million for the three months ended June 30, 2003 due to a decrease in the average cost of interest-bearing liabilities from 3.59% for the 2002 period to 2.83% for the 2003 period. The decrease in average cost was partially offset by an increase in the average interest-bearing liabilities from $655.6 million during the three months ended June 30, 2002 to $688.2 million during the comparable period in 2003. As a result, net interest income for the three-month period ended June 30, 2003, increased $81,000, or 1.2%, compared to the same period in 2002. The average interest rate spread increased from 3.58% for the three-month period ended June 30, 2002, to 3.65% for the comparable period in 2003 as yields on interest earning-assets decreased at a slightly slower rate than the decrease in the cost of interest-bearing liabilities.

The provision for loan losses for the second quarter of 2003 was $375,000, the same as last year's comparable period. Non-performing loans to total loans at June 30, 2003 were .58% compared to .88% at June 30, 2002. Non-performing assets to total assets were .68% at June 30, 2003, compared to .87% at June 30, 2002. The non-performing commercial properties are 46.9% of non-performing loans and are comprised primarily of two nursing home loans totaling $1.4 million and three other loans totaling $445,000. Negotiations are in progress with the owners and possible buyers to satisfy these obligations.

Non-interest income, excluding net gain on loan sales, increased $227,000 for the three-months ended June 30, 2003 compared to the same period in 2002. This was primarily due to an increase in the cash surrender of life insurance of $194,000 in the second quarter of this year when compared to last year's second quarter. This increase was due to the receipt of life insurance proceeds following the death of a former director of Marion Capital Inc. (a December 2000 merger partner). During the second quarter of 2003, there was a gain of $573,000 on the sale of residential mortgage loans, compared to $202,000 for the same period in 2002.

Non-interest expense increased $105,000 or 2.1% to $5.2 million for the three months ended June 30, 2003 compared to $5.1 million for the same period in 2002. Marketing expense was up $113,000 due to a major loan advertising campaign in the second quarter of 2003.

Income tax expense increased $197,000 for the three months ended June 30, 2003 compared to the same period in 2002. The increase resulted from increased taxable income and an increase in the effective tax rate from 27.1% to 28.3% due to less non- taxable income.

Next Page

Comparison of the Operating Results for the Six-Months Ended June 30, 2003 and 2002.

Net income for the six month period ended June 30, 2003 was $4.5 million or $.89 for basic and $.86 for diluted earnings per share. This compared to $3.9 million or $.67 for basic and $.66 for diluted earnings per share for the comparable period in 2002. The 30.3% increase in diluted earnings per share was a result of share repurchases and increased earnings during the period. The annualized return on average assets was 1.14% and the annualized return on average equity was 9.41% for the first half of 2003, compared to 1.01% and 7.37%, respectively, for the same period in 2002. Interest income decreased $2.0 million, or 7.6% from $25.5 million for the six months ended June 30, 2002 to $23.5 million for the six months ended June 30, 2003. Interest expense decreased $2.2 million, or 18.5% from $12.0 million for the six months ended June 30, 2002 to $9.8 million for the same period in 2003. As a result, net interest income for the six-month period ended June 30, 2003 increased $278,000 or 2.1% compared to the same period in 2002. The average interest rate spread increased from 3.52% for the six months ended June 30, 2002 to 3.65% for the comparable period in 2003 as yields on interest-earnings assets decreased at a slightly slower rate than the decrease in the cost of interest-bearing liabilities.

Non-interest income for the six months ended June 30, 2003 increased $832,000 to $3.4 million from $2.6 million for the six months ended June 30, 2002. This increase was due primarily to a $720,000 increase in gain on sale of loans in the 2003 period compared to the comparable period in 2002.

Non-interest expense increased $400,000 for the six months ended June 30, 2003 compared to the same period in 2002. The majority of this increase was due to a $270,000 increase in health insurance premium costs.

Income tax expense increased $363,000 for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The increase resulted from increased taxable income and an increase in the effective tax rate from 26.7% to 28.5%.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year. As of June 30, 2003, Mutual Federal had liquid assets of $55.2 million and a liquidity ratio of 8.05%.

Next Page

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Presented below as of June 30, 2003 and 2002 is an analysis of Mutual Federal's interest rate risk as measured by changes in Mutual Federal's net portfolio value ("NPV") assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments.

June 30, 2003
Net Portfolio Value

				NPV as % of PV of Assets
Changes In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	65,065	-25,696	-30%	8.69%	-284 bp
+200 bp	76,444	-14,317	-18%	9.93%	-160 bp
+100 bp	86,330	-4,431	-8%	10.92%	-61 bp
0 bp	93,436			11.53%
-100 bp	90,761	-2,675	-3%	11.02%	-51 bp
-200 bp	n/m (1)	n/m (1)	n/m (1)	n/m (1)	n/m (1)
-300 bp	n/m (1)	n/m (1)	n/m (1)	n/m (1)	n/m (1)

(1) Not meaningful because some market rates would compute to a rate less than zero.

June 30, 2002
Net Portfolio Value

				NPV as % of PV of Assets
Changes In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	67,547	-23,214	-35%	9.39%	-385 bp
+200 bp	80,727	-10,034	-22%	10.90%	-234 bp
+100 bp	93,462	2,701	-10%	12.27%	-97 bp
0 bp	103,664			13.24%
-100 bp	106,885	16,124	3%	13.38%	+14 bp
-200 bp	109,419	18,658	6%	13.43%	+19 bp
-300 bp	113,268	22,507	9%	13.68%	+44 bp

The analysis at June 30, 2003 indicates that there have been no material changes in market interest rates for Mutual Federal's interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company's annual report on Form 10-K for the period ended December 31, 2002.

Next Page

ITEM 4 - Controls and Procedures.

(a)	An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(c) under the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedure as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the act) that occurred during the quarter ended June 30, 2003 that has materially affected, or is likely to materially affect our internal control over financial reporting.

The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

Next Page

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

	None.

Item 2.	Changes in Securities and use of Proceeds

	None.

Item 3.	Defaults Upon Senior Securities.

	None.

Item 4.	Submission of Matters to Vote of Security Holders.

	The following is a record of the votes cast at the Company's Annual Meeting of Stockholders in the election of directors of the Company:

		FOR	VOTE WITHHELD

	William V. Hughes	4,084,864	32,973

	R. Donn Roberts	4,100,344	17,493

	James D. Rosema	4,010,987	106,850

	Jerry D. McVicker	4,052,015	65,822

	Accordingly, the individuals named above were declared to be duly elected directors of the Company for a three-year term to expire in 2006.

	The following is a record of the votes cast for the proposal to ratify the appointment of BKD, LLP as the Company's independent auditors for the fiscal year ending December 31, 2003.

	FOR	4,038,762
	AGAINST	75,382
	ABSTAIN	3,693

	Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Corporation.

Item 5.	Other Information.

	None.

Next Page

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits

Exhibit 31 - Rule 13a-14(a) Certification

Exhibit 32 - Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Form 8-K was filed on April 21, 2003 to disclose the Registrant issued its earnings release for the quarterly period ended March 31, 2003.

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MutualFirst Financial, Inc.

Date: August 14, 2003	By:	/s/ R. Donn Roberts R. Donn Roberts President and Chief Executive Officer

Date: August 14, 2003	By:	/s/ Timothy J. McArdle Timothy J. McArdle Senior Vice President and Treasurer

END