Form 10-Q
period 2003-09-30
MUTUALFIRST FINANCIAL INC
filed 2003-11-13
CIK 1094810

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2003 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM - TO

Commission File Number: 000-27905

MutualFirst Financial, Inc. (Exact Name of registrant specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	35-2085640 (I.R.S. Employer Identification Number)

110 East Charles Street Muncie, Indiana 47305 (765) 747-2800 (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ].
The number of shares of the Registrant's common stock, with $.01 par value, outstanding as of September 30, 2003 was 5,265,802

Next Page

FORM 10 - Q
MutualFirst Financial, Inc.

INDEX

PART I - FINANCIAL INFORMATION		Page Number

Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets	1
	Consolidated Condensed Statements of Income	2
	Consolidated Condensed Statement of Stockholders' Equity	3
	Consolidated Condensed Statements of Cash Flows	4
	Notes to Unaudited Consolidated Condensed Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	16

Signature Page		17

Certifications

i
Next Page

PART 1     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	September 30,	December 31,
	2003	2002
	(Unaudited)

Assets
Cash	$17,498,050	$17,986,004
Interest-bearing deposits	7,665,709	5,633,953
Cash and cash equivalents	25,163,759	23,619,957
Investment securities available for sale	30,411,749	42,362,138
Loans held for sale	2,350,474	7,850,711
Loans	700,691,258	647,398,940
Allowance for loan losses	(6,706,759)	(6,285,959)
Net loans	693,984,499	641,112,981
Premises and equipment	9,745,893	9,186,501
Federal Home Loan Bank of Indianapolis stock, at cost	7,174,100	6,993,400
Investment in limited partnerships	5,177,595	5,616,485
Cash surrender value of life insurance	25,846,357	25,439,308
Foreclosed real estate	717,496	1,472,865
Interest receivable	3,231,362	3,201,001
Core deposit intangibles and goodwill	911,170	921,462
Deferred income tax benefit	4,300,431	4,118,344
Other assets	4,676,224	3,902,506

Total assets	$813,691,109	$775,797,659

Liabilities
Deposits
Non-interest-bearing	$33,439,888	$28,908,935
Interest bearing	542,606,994	521,455,008
Total deposits	576,046,882	550,363,943
Federal Home Loan Bank advances	124,574,868	115,403,203
Other borrowings	2,494,962	2,883,631
Advances by borrowers for taxes and insurance	3,593,694	1,334,768
Interest payable	1,196,460	1,015,977
Other liabilities	9,416,087	8,079,011
Total liabilities	717,322,953	679,080,533

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued --- 5,000,000 shares
Common stock, $.01 par value
Authorized --- 20,000,000 shares
Issued and outstanding --- 5,265,802 and 5,523,052 shares	52,658	55,231
Additional paid-in capital	33,288,521	38,782,755
Retained earnings	66,624,783	61,779,695
Accumulated other comprehensive income	191,321	464,452
Unearned employee stock ownership plan (ESOP) shares	(3,257,726)	(3,496,106)
Unearned recognition and retention plan (RRP) shares	(531,401)	(868,901)
Total stockholders' equity	96,368,156	96,717,126

Total liabilities and stockholders' equity	$813,691,109	$775,797,659
See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002
Interest Income
Loans receivable, including fees	$11,200,320	$11,999,255	$33,832,520	$36,443,386
Investment securities:
Mortgage-backed securities	67,939	150,849	368,148	445,168
Federal Home Loan Bank stock	80,067	110,170	274,005	322,606
Other investments	171,502	242,007	534,024	665,413
Deposits with financial institutions	12,534	47,978	51,640	144,762
Total interest income	11,532,362	12,550,259	35,060,337	38,021,335

Interest Expense
Passbook savings	53,334	152,362	238,295	469,269
Certificates of deposit	3,133,980	3,792,070	9,673,032	12,036,885
Daily Money Market accounts	117,548	186,294	370,591	589,171
Demand and NOW accounts	48,931	115,336	148,141	355,170
Federal Home Loan Bank advances	1,327,198	1,447,445	4,011,648	4,216,104
Other interest expense	15,606	15,606	46,818	55,922
Total interest expense	4,696,597	5,709,113	14,488,525	17,722,521

Net Interest Income	6,835,765	6,841,146	20,571,812	20,298,814
Provision for losses on loans	325,000	375,000	1,075,000	1,337,483
Net Interest Income After Provision for Loan Losses	6,510,765	6,466,146	19,496,812	18,961,331

Other Income
Service fee income	744,732	714,898	2,191,642	2,009,759
Equity in losses of limited partnerships	(37,669)	(129,236)	(262,280)	(268,178)
Commissions	177,641	210,378	527,896	588,919
Net gains (losses) on loan sales and servicing	(49,653)	573,436	873,113	775,791
Increase in cash surrender value of life insurance	254,000	294,000	1,049,542	902,000
Other income	44,777	81,839	149,885	300,829
Total other income	1,133,828	1,745,315	4,529,798	4,309,121

Other Expenses
Salaries and employee benefits	3,123,622	3,085,634	9,600,599	9,255,533
Net occupancy expenses	290,523	277,899	843,082	808,712
Equipment expenses	292,995	197,095	790,520	621,466
Data processing fees	139,660	186,026	449,334	579,516
Automated teller machine	124,788	144,234	359,135	361,027
Deposit insurance expense	22,052	23,163	67,266	70,774
Advertising and promotion	203,021	148,117	525,552	356,225
Other expenses	821,169	857,142	2,526,880	2,610,497
Total other expenses	5,017,830	4,919,310	15,162,368	14,663,750

Income Before Income Tax	2,626,763	3,292,151	8,864,242	8,606,701
Income tax expense	644,050	966,800	2,424,100	2,384,350

Net Income	$1,982,713	$2,325,351	$6,440,142	$6,222,351

Basic earnings per share	$0.41	$0.44	$1.28	$1.11

Diluted earnings per share	$0.39	$0.43	$1.24	$1.09

Dividends per share	$0.11	$0.09	$0.31	$0.27

See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2003
(Unaudited)

	Common Stock					Accumulated
			Additional			Other	Unearned	Unearned
	Shares		paid-in	Comprehensive	Retained	Comprehensive	ESOP	RRP
	Outstanding	Amount	capital	Income	Earnings	Income	shares	shares	Total
Balances, December 31, 2002	5,523,052	$55,231	$38,782,755		$61,779,695	$464,452	($3,496,106)	($868,901)	$96,717,126

Comprehensive income

Net income for the period				$6,440,142	$6,440,142				6,440,142

Other comprehensive income, net of tax

Net unrealized losses on securities				(273,131)		(273,131)			(273,131)

Comprehensive income				$6,167,011

ESOP shares earned			306,165				238,380		544,545

Cash dividends ($.31 per share)					(1,595,054)				(1,595,054)

RRP shares earned								337,500	337,500

Stock repurchased	(284,778)	(2,848)	(6,114,774)						(6,117,622)

Stock options exercised	27,528	275	314,375						314,650

Balances, September 30, 2003	5,265,802	$52,658	$33,288,521		$66,624,783	$191,321	($3,257,726)	($531,401)	$96,368,156

See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2003	2002

Operating Activities
Net income	$ 6,440,142	$ 6,222,351
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,075,000	1,337,483
Securities gains	10,454	(2,876)
Net loss on disposal of premise and equipment	230	-
Net loss on sale of real estate owned	126,805	240,302
Securities amortization (accretion), net	353,591	42,290
ESOP shares earned	544,545	431,256
RRP shares earned	337,500	579,250
Equity in losses of limited partnerships	262,280	268,178
Amortization of net loan origination costs	1,112,179	1,581,508
Amortization of core deposit intangibles and goodwill	10,292	130,205
Depreciation and amortization	772,414	601,035
Loans originated for sale	(39,573,534)	(26,735,616)
Proceeds from sales on loans held for sale	46,266,884	37,418,446
Gains on sales of loans held for sale	(1,193,113)	(775,791)
Change in
Interest receivable	(30,361)	325,342
Other assets	(763,198)	(1,564,523)
Interest payable	180,483	260,564
Other liabilities	1,435,743	2,014,711
Cash surrender value of life insurance	(407,049)	(902,000)
Net cash provided by operating activities	16,961,287	21,472,115

Investing Activities
Purchases of securities available for sale	(8,108,837)	(23,159,732)
Proceeds from maturities and paydowns of securities available for sale	8,941,306	10,372,039
Proceeds from sales of securities available for sale	10,298,656	2,000,000
Net change in loans	(56,029,295)	(23,957,869)
Purchases of premises and equipment	(1,332,036)	(1,133,579)
Proceeds from real estate owned sales	1,450,341	1,054,526
Purchase of FHLB of Indianapolis stock	(180,700)
Purchase of interest in limited partnership	(500,000)
Distribution from limited partnership	666,091	29,232
Other investing activities	148,821	(127,024)
Net cash used by investing activities	(44,645,653)	(34,922,407)

Financing Activities
Net change in
Noninterest-bearing, interest bearing demand and savings deposits	13,501,576	5,757,849
Certificates of deposits	12,181,363	11,090,221
Repayment of note payable	(435,487)	(437,470)
Proceeds from FHLB advances	77,000,000	42,780,000
Repayment of FHLB advances	(67,880,184)	(32,929,745)
Net change in advances by borrowers for taxes and insurance	2,258,926	557,925
Stock repurchased	(6,117,622)	(19,695,571)
Proceeds from exercise of stock options	314,650	5,000
Dividends Paid	(1,595,054)	(1,601,939)
Net cash provided by financing activities	29,228,168	5,526,270

Net Change in Cash and Cash Equivalents	1,543,802	(7,924,022)

Cash and Cash Equivalents, Beginning of Year	23,619,957	30,557,673

Cash and Cash Equivalents, End of Period	$25,163,759	$22,633,651

Additional Cash Flows Information
Interest paid	$14,308,042	$17,461,957
Income tax paid	2,220,000	2,339,069
Transfers from loans to foreclosed real estate	970,598	944,657
Loans transferred to loans held for sale, net		3,900,029
Mortgage servicing rights capitalized	449,750	264,477

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

The interim consolidated financial statements at September 30, 2003 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2002 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Benefit Plans

On December 1, 2000, the stockholders of the Company approved a Stock Option Plan and a Recognition and Retention Plan (RRP). These plans allow for the purchase in the open market or through the issuance of authorized and unissued shares of up to 581,961 shares of common stock for the Stock Option Plan and 232,784 shares of common stock for the RRP. Under the Stock Option Plan, stock option rights covering 581,961 shares of stock may be granted to officers, key employees and directors of the Company and its subsidiaries. Options for 507,000 of such shares were granted effective January 12, 2001. The options have an exercise price per share equal to the market value at the date of grant. Of the options granted, 247,248 have a 15-year term and 259,752 have a 10-year term. 212,000 of these options become exercisable at the rate of 33.3% per year and 295,000 become exercisable at a rate of 20% per year. Under the RRP plan, stock awards covering 232,784 shares of common may be awarded to the directors and key employees of the Company and its subsidiaries. Grants of 209,000 of such shares have been awarded effective January 12, 2001. Beginning March 20, 2001, 122,000 of these shares vest at a rate of 20% per year and 87,000 shares were fully vested as of March 20, 2002. Expense under the RRP plan was $112,500 and $337,500 for the three- and nine-month periods ended September 30, 2003, respectively.

Next Page

Note 3: Stock Options

The Company has a stock-based employee compensation plan, which is described more fully in Notes to Financial Statements included in the December 31, 2002 Annual Report to shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. (Dollars in thousands except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income, as reported	$1,983	$2,325	$6,440	$6,222

Less: Total stock-based employee
compensation cost determined under
the fair value based method, net
of income taxes	(39)	(151)	(117)	(453)
Pro forma net income	$1,944	$2,174	$6,323	$5,769
Earnings per share
Basic - as reported	$0.41	$0.44	$1.28	$1.11
Basic - pro forma	$0.40	$0.41	$1.26	$1.00
Diluted - as reported	$0.39	$0.43	$1.24	$1.09
Diluted - pro forma	$0.38	$0.40	$1.22	$0.98

Next Page

Note 4 -- Earnings per share

Earnings per share were computed as follows: (Dollars in thousands except per share data)

	Three Months Ended September 30,
	2003			2002
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
	(000's)			(000's)

Basic Earnings Per Share
Income available to common shareholders	$1,983	4,876,306	$0.41	$2,325	5,268,829	$0.44
Effect of Dilutive securities
Stock options and RRP grants		194,438			124,173
Diluted Earnings Per Share
Income available to common stockholders and assumed
conversions	$1,983	5,070,744	$0.39	$2,325	5,393,002	$0.43

	Nine Months Ended September 30,
	2003			2002
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
	(000's)			(000's)

Basic Earnings Per Share
Income available to common shareholders	$6,440	5,014,673	$1.28	$6,222	5,621,866	$1.11
Effect of Dilutive securities
Stock options and RRP grants		174,523			105,510
Diluted Earnings Per Share
Income available to common stockholders and assumed
conversions	$6,440	5,189,196	$1.24	$6,222	5,727,376	$1.09

Note 5: Effect of Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity.

SFAS 150 was effective for [public entities'] mandatorily redeemable financial instruments on July 1, 2003 [for public companies with fiscal year ends]. The Statement was to apply to [nonpublic companies'] fiscal periods beginning after December 15, 2003. However, the FASB has proposed to defer provisions related to mandatorily redeemable financial instruments to periods beginning after December 15, 2004 for specified nonpublic companies. MutualFirst Financial Inc. has determined that it has no such instruments.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement clarifies reporting of contracts as either derivatives or hybrid instruments. MutualFirst Financial, Inc. has determined that it has no such instruments.

Next Page

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 provides guidance with respect to variable interest entities and when the assets, liabilities, non-controlling interest, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

FIN No. 46 was effective immediately for new entities that were created or acquired after January 31, 2003. The effective date for entities in which MutualFirst Financial had a variable interest prior to February 1, 2003 was originally July 1, 2003 but the FASB delayed the effective date for these entities to December 15, 2003. MutualFirst Financial, Inc. adopted FIN No. 46 on a prospective basis and, accordingly will not restate prior periods. The effect of the adoption did not have a material impact on the results of operations, financial position or cash flows of MutualFirst Financial, Inc.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation - Transition and Disclosure, which provides guidance for transition from the intrinsic value method of accounting for stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25 to SFAS No. 123's fair value method of accounting, if a company so elects. MutualFirst Financial applies APB Opinion No. 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation costs have been recognized, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for MutualFirst Financial's stock option plan been recorded based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, net income and net income per share would have been adjusted to the proforma amounts indicated in Note 3.

In November 2002, FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued. FIN 45 requires the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The most significant FIN 45 instruments of MutualFirst Financial are standby letters of credit. MutualFirst Financial has determined that its standby letters of credit obligations under FIN 45 are not material for disclosure.

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

Next Page

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

The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Assets totaled $813.7 million at September 30, 2003, an increase of $37.9 million from $775.8 million at December 31, 2002. The primary reason for the increase was a $47.8 million increase in loans, including loans held for sale, from $655.2 million at December 31, 2002 to $703.0 million at September 30, 2003. This increase was partially offset by a reduction in investment securities available for sale of $12.0 million from $42.4 million at December 31, 2002 to $30.4 million at September 30, 2003 to help fund the increases in loans. Excluding loans held for sale, the real estate mortgage loan portfolio increased $33.9 million during the period, consumer loans increased $16.2 million and commercial business loans increased $4.6 million.

Allowance for loan losses increased $421,000 from $6.3 million at December 31, 2002 to $6.7 million at September 30, 2003. The Company determined to increase its allowance primarily due to a continued slow economy in some of our market areas. Net charge offs for the first nine months of 2003 were $654,000 or .13% of average loans on an annualized basis, compared to $188,000, or .04% for the first nine months of 2002 which included a substantial recovery.

Total deposits were $576.0 million at September 30, 2003 an increase of $25.7 million or 4.7% from $550.4 million at December 31, 2002. Of this growth, $12.2 million was in core (demand, savings and money market) deposits. Total borrowings increased $8.8 million to $127.1 million at September 30, 2003 from $118.3 million at December 31, 2002.

Next Page

Stockholders' equity decreased $349,000 to $96.4 million at September 30, 2003 from $96.7 million at December 31, 2002. The decrease was due primarily to the repurchase of 285,000 shares of common stock for $6.1 million and dividend payments of $1.6 million. These decreases were partially offset by net income of $6.4 million, Employee Stock Ownership Plan (ESOP) shares earned of $545,000, and RRP shares earned of $338,000. Also, unrealized gain on securities available for sale decreased $273,000 from $464,000 at December 31, 2002 to $191,000 at September 30, 2003 due to an increase in interest rates.

Comparison of the Operating Results for the Three Months Ended September 30, 2003 and 2002.

Net income for the quarter ended September 30, 2003 was $2.0 million, or $.41 for basic and $.39 for diluted earnings per share. This compared to net income for the comparable period in 2002 of $2.3 million, or $.44 for basic and $.43 for diluted earnings per share. Annualized return on average assets was .98% and return on average equity was 8.27% for the third quarter of 2003, compared to 1.19% and 9.50%, respectively, for the same period last year.

Interest income decreased $1.0 million, or 8.1%, from $12.5 million for the three months ended September 30, 2002 to $11.5 million for the three months ended September 30, 2003 due to a decrease in the yield on average interest-earning assets from 7.02% for the 2002 period to 6.24% for the 2003 period. The decrease in average yield was partially offset by an increase in average interest-earning assets from $715.4 million during the three months ended September 30, 2002 to $739.0 million during the comparable period in 2003. Interest expense decreased $1.0 million, or 17.7%, from $5.7 million for the three months ended September 30, 2002, to $4.7 million for the three months ended September 30, 2003 due to a decrease in the average cost of interest-bearing liabilities from 3.42% for the 2002 period to 2.71% for the 2003 period. The decrease in average cost was partially offset by an increase in the average interest-bearing liabilities from $667.2 million during the three months ended September 30, 2002 to $694.2 million during the comparable period in 2003. As a result, net interest income for the three-month period ended September 30, 2003 was flat at $6.8 million compared to the same period in 2002. The interest rate spread decreased from 3.60% for the three-month period ended September 30, 2002, to 3.55% for the comparable period in 2003 as yields on interest earning-assets decreased at a slightly faster rate than the decrease in the cost of interest-bearing liabilities.

The provision for loan losses for the third quarter of 2003 was $325,000, $50,000 less than last year's comparable period. Non-performing loans to total loans at September 30, 2003 were .42% compared to .78% at December 31, 2002. Non-performing assets to total assets were .52% at September 30, 2003, compared to .89% at December 31, 2002.

Non-interest income decreased $611,000 to $1.1 million for the three months ended September 30, 2003 compared to $1.7 million for the same period in 2002. The decrease was primarily due to a reduction in gains on sale of loans of $623,000 in the third quarter of 2003 compared to the comparable 2002 quarter due to a lower volume of loans sold and less favorable pricing due to increased interest rates.

Next Page

Included in the reduction in gains of sale of loans was a $320,000 valuation impairment allowance on the Bank's originated mortgage servicing rights asset. Mortgage servicing rights are created when mortgage loans are sold and the Bank retains the servicing. Mortgage servicing rights are amortized to loan servicing income over the estimated average life of the loans sold so that when the loan pays off, as expected over time, the mortgage servicing asset will be amortized to zero over the same time frame. When interest rates increase, the value of the servicing rights will usually increase due to decreased prepayment speeds. When rates decline, their value will usually fall due to increased prepayment speeds. An independent valuation of the Bank's mortgage serving rights has indicated that the impairment allowance was warranted due to the recent decrease in interest rates and increased prepayment speeds. The valuation also indicated that if interest rates were to increase, a portion or all of the impairment allowance may be recovered, and if rates continue to fall additional impairment allowances would be necessary.

Non-interest expense increased $99,000 or 2.0% to $5.0 million for the three months ended September 30, 2003 compared to $4.9 million for the same period in 2002.

Income tax expense decreased $323,000 for the three months ended September 30, 2003 compared to the same period in 2002. The decrease resulted from decreased taxable income and a decrease in the effective tax rate from 29.4% to 24.5% due to increased low income housing tax credits as a percentage of taxable income.

Comparison of the Operating Results for the Nine-Months Ended September 30, 2003 and 2002.

Net income for the nine month period ended September 30, 2003 was $6.4 million or $1.28 for basic and $1.24 for diluted earnings per share. This compared to $6.2 million or $1.11 for basic and $1.09 for diluted earnings per share for the comparable period in 2002. The 13.8% increase in diluted earnings per share was a result of share repurchases and increased earnings during the period. The annualized return on average assets was 1.09% and the annualized return on average equity was 9.03% for the first nine months of 2003, compared to 1.07% and 8.04%, respectively, for the same period in 2002.

Interest income decreased $3.0 million, or 7.8% from $38.0 million for the nine months ended September 30, 2002 to $35.0 million for the nine months ended September 30, 2003. Interest expense decreased $3.2 million, or 18.2% from $17.7 million for the nine months ended September 30, 2002 to $14.5 million for the same period in 2003. As a result, net interest income for the nine-month period ended September 30, 2003 increased $273,000 or 1.3% compared to the same period in 2002. The average interest rate spread increased from 3.55% for the nine months ended September 30, 2002 to 3.61% for the comparable period in 2003.

Non-interest income for the nine months ended September 30, 2003 increased $221,000, or 5.1% from $4.3 million for the nine months ended September 30, 2002 to $4.5 million. This increase was due primarily to a $97,000 increase in gain on sale of loans (net of the aforementioned impairment allowance), a $148,000 increase in cash surrender value of life insurance and a $182,000 increase in service fee income in the 2003 period compared to the comparable period in 2002. These increases were partially offset by a decrease in other income of $151,000 due primarily to an increased amortization rate of mortgage servicing rights compared to the comparable period in 2002.

Next Page

Non-interest expense increased $499,000 or 3.4% for the nine months ended September 30, 2003 compared to the same period in 2002. The majority of this increase was due to a $345,000 increase in salaries and employee benefits (which included a $175,000 increase in health insurance costs).

Income tax expense increased $40,000 for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The increase was due primarily to increased taxable income. The effective tax rate decreased from 27.7% to 27.3% when comparing the two nine month periods ended September 30, 2002 and 2003, respectively.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year. As of September 30, 2003, Mutual Federal had liquid assets of $56.7 million and a liquidity ratio of 8.16%.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Presented below as of September 30, 2003 and 2002 is an analysis of Mutual Federal's interest rate risk as measured by changes in Mutual Federal's net portfolio value ("NPV") assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments.

September 30, 2003

Net Portfolio Value

				NPV as % of PV of Assets
Changes In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	61,224	-30,916	-34%	8.12%	-314 bp
+200 bp	73,122	-19,018	-21%	9.43%	-183 bp
+100 bp	83,495	-8,645	-9%	10.48%	-78 bp
0 bp	92,140			11.26%
-100 bp	91,389	-751	-1%	10.97%	-29 bp
-200 bp	n/m (1)	n/m (1)	n/m (1)	n/m (1)	n/m (1)
-300 bp	n/m (1)	n/m (1)	n/m (1)	n/m (1)	n/m (1)
(1) Not meaningful because some market rates would compute to a rate less than zero.

Next Page

September 30, 2002

Net Portfolio Value

				NPV as % of PV of Assets
Changes In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	65,609	-26,531	-33%	8.98%	-335 bp
+200 bp	77,187	-14,953	-21%	10.28%	-205 bp
+100 bp	88,788	-3,352	-9%	11.50%	-83 bp
0 bp	97,755			12.33%
-100 bp	100,105	7,965	2%	12.38%	+5 bp
-200 bp	100,031	7,891	2%	12.15%	-18 bp
-300 bp	108,473	16,333	11%	12.90%	+57 bp

The analysis at September 30, 2003 indicates that there have been no material changes in market interest rates for Mutual Federal's interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company's annual report on Form 10-K for the period ended December 31, 2002.

Item 4. Controls and Procedures.

(a)	An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(c) under the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedure as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the act) that occurred during the quarter ended September 30, 2003 that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

(a) Exhibits

Exhibit 31 - Rule 13a - 14(a) Certification

Exhibit 32 - Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) A Form 8-K Current Report was filed on July 17, 2003 to disclose the Registrant issued its earnings release for the quarterly period ended June 30, 2003.

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MutualFirst Financial, Inc.

Date: November __, 2003	By:	/s/ David W. Heeter David W. Heeter President and Chief Executive Officer

Date: November __, 2003	By:	/s/ Timothy J. McArdle Timothy J. McArdle Senior Vice President and Treasurer

END