Form 10-K
period 2003-12-31
MUTUALFIRST FINANCIAL INC
filed 2004-03-15
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ,ACT OF 1934 For the transition period from __________________ to __________________

COMMISSION FILE NUMBER 000-27905

MutualFirst Financial, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	35-2085640 (I.R.S. Employer Identification No.)

110 E. Charles Street, Muncie, Indiana (Address of principal executive offices)	47305-2419 (Zip Code)

Registrant's telephone number, including area code: (765) 747-2800

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).YES [X] NO [  ]

         The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock on the Nasdaq National Market as of June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $122.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of March 4, 2004, there were issued and outstanding 5,225,200 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-K--Portions of registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2003.
PART III of Form 10-K--Portions of registrant's Proxy Statement for its 2004 Annual Meeting of Stockholders.

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

         At December 31, 2003, we had total assets of $823.8 million, deposits of $579.4 million and stockholders' equity of $97.5 million. Our executive offices are located at 110 E. Charles Street, Muncie, Indiana 47305-2400.

         Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences, a variety of consumer loans, loans secured by commercial and multi-family real estate and commercial business loans.

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

Lending Activities

         General. Our mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. At December 31, 2003, our net loan portfolio totaled $706.0 million, which constituted 85.7% of our total assets.

         Loans up to $550,000 may be approved by individual loan officers. Loans in excess of $550,000, but not in excess of $1.0 million, require the signature of the recommending officer and signatures from any two Executive Loan Committee members, unless the recommending officer is one of the Executive Committee Loan members. Loans in amounts greater than $1.0 million, but not to exceed $1.5 million, require the signature of the recommending officer and any three Executive Loan Committee members. Loans not to exceed $1.5 million, to a borrower whose aggregate debt is not greater than $3.0 million, may be approved by a majority vote of the Loan Committee. All loans in excess of $1.5 million and loans of any amount to a borrower whose aggregate debt will exceed $3.0 million must be approved by the Board of Directors.

         At December 31, 2003, the maximum amount which we could lend to any one borrower and the borrower's related entities was approximately $14.1 million. At December 31, 2003, our largest lending relationship to a single borrower or a group of related borrowers consisted of nine loans and one unfunded commitment to a local developer/entrepreneur and related entities totaling $5.7 million. Although the relationship dates back to 1980, the majority of the outstanding debt has been originated since June 30, 1998, and consists of refinancing existing debt and as a guarantor on related indebtedness. The loans are diverse and are secured by apartment complexes, medical facilities and a bank branch, each with independent income streams to support debt service requirements. Each of the loans to this group of borrowers was current and performing in accordance with its terms at December 31, 2003.

NEXT PAGE

         The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family	$393,450(1)	54.86%	$374,4072(2)	56.80%	$388,331	58.96%	$392,832	60.19%	$286,578	63.70%
Multi-family	5,353.75		8,211	1.25	10,059	1.53	9,787	1.50	5,544	1.23
Commercial	65,430	9.12	54,252	8.23	51,503	7.82	53,197	8.15	14,559	3.24
Construction and development	17,860	2.49	14,853	2.25	16,438	2.49	13,591	2.08	12,470	2.77
Total real estate loans	482,093	67.22	451,723	68.53	466,331	70.80	469,407	71.92	319,151	70.94
Other Loans:
Consumer Loans:
Automobile	40,497	5.65	32,997	5.01	33,159	5.03	28,909	4.43	19,887	4.42
Home equity	25,401	3.54	21,515	3.26	18,365	2.79	17,428	2.67	10,585	2.36
Home improvement	20,924	2.92	20,135	3.05	19,782	3.00	23,304	3.57	14,588	3.24
Manufactured housing	4,108.57		5,643.86		7,910	1.20	9,865	1.51	12,305	2.74
R.V.	58,222	8.12	52,672	7.99	44,700	6.79	34,744	5.32	25,629	5.70
Boat	38,096	5.31	36,530	5.54	33,904	5.15	35,180	5.39	32,374	7.20
Other	3,443.48		3,322.50		4,411.67		7,508	1.15	4,554	1.01
Total consumer loans	190,691	26.59	172,814	26.21	162,231	24.63	156,938	24.04	119,922	26.67
Commercial business loans	44,362	6.19	34,660	5.26	30,092	4.57	26,375	4.04	10,764	2.39
Total other loans	235,053	32.78	207,474	31.47	192,323	29.20	183,313	28.08	130,686	29.06
Total loans receivable, gross	717,416(1)	100.00%	659,197(2)	100.00%	658,654	100.00%	652,720	100.00%	449,837	100.00%

Less:
Undisbursed portion of loans	8,160		7,240		7,669		5,247		4,844
Deferred loan fees and costs	(3,749)		(3,293)		(2,658)		(2,274)		(1,446)
Allowance for losses	6,779		6,286		5,449		6,472		3,652
Total loans receivable, net	$705,956		$648,964		$648,194		$643,275		$442,787

_______________
(1) Includes loans held for sale of $2.0 million.
(2) Includes loans held for sale of $7.9 million.

NEXT PAGE

         The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$281,497(1)	39.25%	$250,484(2)	38.00%	$215,281	32.69%	$179,656	27.52%	$178,033	39.58%
Multi-family	3,483.49		3,622.55		4,630.70		3,248	0.50	2,270.50
Commercial	6,960.97		7,044	1.07	8,879	1.35	10,197	1.56	6,220	1.38
Construction and development	13,946	1.94	12,290	1.86	12,437	1.88	6,713	1.03	5,043	1.12
Total real estate loans	305,886	42.65	273,440	41.48	241,227	36.62	199,814	30.61	191,566	42.58

Consumer	165,182	23.03	151,199	22.94	143,772	21.83	137,003	20.99	106,563	23.69
Commercial business	12,099	1.69	11,251	1.70	15,416	2.34	11,607	1.78	3,320.74
Total fixed-rate loans	483,167	67.37	435,890	66.12	400,415	60.79	348,424	53.38	301,449	67.01
Adjustable-Rate Loans:
Real estate:
One- to four-family	111,953	15.61	123,923	18.80	173,050	26.27	213,176	32.66	108,545	24.13
Multi-family	1,870.26		4,589.70		5,429.83		6,539	1.00	3,274.73
Commercial	58,470	8.15	47,208	7.16	42,624	6.47	43,000	6.59	8,339	1.85
Construction and development	3,914.55		2,563.39		4,001.61		6,878	1.05	7,427	1.65
Total real estate loans	176,207	24.57	178,283	27.05	225,104	34.18	269,593	41.30	127,585	28.36

Consumer	25,509	3.56	21,615	3.28	18,459	2.80	19,935	3.06	13,359	2.97
Commercial business	32,263	4.50	23,409	3.55	14,676	2.23	14,768	2.26	7,444	1.66
Total adjustable-rate loans	233,979	32.63	223,307	33.88	258,239	39.21	304,296	46.62	148,388	32.99
Total loans	717,416(1)	100.00%	659,197(2)	100.00%	658,654	100.00%	652,720	100.00%	449,837	100.00%

Less:
Undisbursed portion of loans	8,160		7,240		7,669		5,247		4,844
Deferred loan fees and costs	(3,749)		(3,293)		(2,658)		(2,274)		(1,446)
Allowance for loan losses	6,779		6,286		5,449		6,472		3,652
Total loans receivable, net	$705,956		$648,964		$648,194		$643,275		$442,787

________________
(1) Includes loans held for sale of $2.0 million.
(2) Includes loans held for sale of $7.9 million.

NEXT PAGE

         The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2003. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to Four-Family(1)		Multi-family and Commercial		Construction and Development(2)		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Years Ending December 31,
2004(3)	$ 247	8.264%	$ 249	7.175%	$ 197	5.891%	$5,062	6.947%	$18,748	6.154%	$24,503	6.336%
2005	514	6.897	2,294	7.866	48	7.859	4,278	8.850	2,555	6.341	9,689	7.898
2006	972	6.492	660	6.076	44	9.703	9,420	7.653	2,768	6.578	13,864	7.333
2007 and 2008	6,621	6.506	8,519	6.472	217	6.705	35,822	6.266	12,153	6.762	63,332	6.470
2009 to 2010	5,805	6.266	5,452	6.141	103	6.910	18,944	7.321	2,040	6.789	32,344	6.994
2011 to 2025	235,295	5.813	53,609	6.944	6,891	5.290	117,008	6.098	6,098	6.456	418,901	6.692
2026 and following	143,996	6.017	---	---	10,360	5.591	157	11.585	---	---	154,513	6.920
Total	$393,450		$70,783		$17,860		$190,691		$44,362		$717,146
______________
(1) Does not include mortgage loans held for sale.
(2) Once the construction phase has been completed, these loans will automatically convert to permanent financing.
(3) Includes demand loans, loans having no stated maturity and overdraft loans.

NEXT PAGE

         The total amount of loans due after December 31, 2004 which have predetermined interest rates is $473.4 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $219.2 million.

         One- to Four-Family Residential Real Estate Lending. We focus our real estate lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in our market areas. At December 31, 2003, one- to four-family residential mortgage loans totaled $393.5 million, or 54.9% of our gross loan portfolio.

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

         We originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with Freddie Mac and other local financial institutions, and consistent with our internal needs. Adjustable-rate mortgage, or ARM, loans are offered with a one-year, three-year, five-year or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts consistently with the initial term for the one-year and three-year terms, respectively, and annually for the five-year and seven-year terms, for the remainder of the term of the loan. We use the weekly average of the appropriate term Treasury Bill Constant Maturity Index to reprice our ARM loans. During fiscal 2003, we originated $36.1 million of one- to four-family ARM loans and $187.9 million of one- to four-family fixed-rate mortgage loans. By way of comparison, during fiscal 2002, we originated $26.5 million of one- to four-family ARM loans, and $161.7 million of one- to four-family fixed-rate mortgage loans.

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

NEXT PAGE

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

         In order to remain competitive in our market areas, we sometimes originate ARM loans at initial rates below the fully indexed rate. ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default. We have not experienced difficulty with the payment history for these loans. See "Asset Quality -- Non-performing Assets" and "-- Classified Assets." At December 31, 2003, our one- to four-family ARM loan portfolio totaled $112.0 million, or 15.6% of our gross loan portfolio. At that date, the fixed-rate one- to four-family mortgage loan portfolio totaled $281.5 million, or 39.3% of our gross loan portfolio.

         Multi-family and Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate loans for acquisition, renovation or construction. These loans are secured by the real estate and improvements financed. The collateral securing these loans ranges from industrial commercial buildings to churches, office buildings and multi-family housing complexes. At December 31, 2003, multi-family and commercial real estate loans totaled $70.8 million, or 9.87% of our gross loan portfolio.

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

NEXT PAGE

         Construction and Development Lending. We originate construction loans primarily secured by existing residential building lots. We make construction loans to builders and to individuals for the construction of their residences. Substantially all of these loans are secured by properties located within our market area. At December 31, 2003, we had $17.9 million in construction and development loans outstanding, representing 2.5% of our gross loan portfolio.

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

         Construction loans for one- to four-family homes are generally granted with a construction period of up to nine months. During the construction phase, the borrower generally pays interest only on a monthly basis. Loans to individuals for the construction of their residences may be either short term construction financing or a construction/permanent loan which automatically converts to a long term mortgage consistent with our one- to four-family residential loan products. Loan-to-value ratios on our construction and development loans typically do not exceed 80% of the appraised value of the project on an as completed basis. Single family construction loans with loan-to-value ratios over 80% usually require private mortgage insurance.

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

         Consumer and Other Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2003, our consumer loan portfolio totaled $190.7 million, or 26.6% of our gross loan portfolio. We offer a variety of secured consumer loans, including home equity and lines of credit, home improvement, auto, boat and recreational vehicle loans, and loans secured by savings deposits. We also offer a limited amount of unsecured loans. We originate our consumer loans both in our market area and throughout Indiana.

NEXT PAGE

         At December 31, 2003, our home equity loans, including lines of credit and home improvement loans, totaled $46.3 million, or 6.5% of our gross loan portfolio. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. The term to maturity on our home equity and home improvement loans may be up to 15 years. Home equity lines of credit have a maximum term to maturity of 20 years and require a minimum monthly payment based on the outstanding loan balance per month, which amount may be reborrowed at any time. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

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

         At December 31, 2003, auto loans totaled $40.5 million, or 5.7% of our gross loan portfolio. Auto loans may be written for up to six years and usually have fixed rates of interest. Loan-to-value ratios are up to 100% of the sale price for new autos and 110% of value on used cars, based on valuation from official used car guides.

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

         Loans for boats and recreational vehicles totaled $96.3 million at December 31, 2003, or 13.4% of our gross loan portfolio. This has been the fastest growing portion of our consumer loan portfolio over the past five years. We will finance up to 100% of the purchase price for a recreational vehicle and 95% for a boat. Values are based on the applicable official used vehicle guides. The term to maturity for these types of loans is up to 10 years for used boats and recreational vehicles and up to 15 years for new boats and recreational vehicles. These loans are generally written with fixed rates of interest.

         At December 31, 2003, manufactured housing loans totaled $4.1 million, or .6% of our gross loan portfolio. Due to increased competition, we no longer offer manufactured housing loans, and have allowed this portion of the loan portfolio to shrink over the past six years.

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

         Commercial Business Lending. At December 31, 2003, commercial business loans totaled $44.4 million, or 6.2% of our gross loan portfolio. Most of our commercial business loans have been extended to finance local businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial business loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs and agricultural purposes such as seed, farm equipment and livestock.

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

Loan Originations, Purchases, Sales and Repayments

         We originate loans through referrals from real estate brokers and builders, our marketing efforts, and our existing and walk-in customers. We also originate many of our consumer loans through relationships with dealerships. While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans depends upon customer demand for loans in our market areas. Demand is affected by local competition and the interest rate environment. During the last several years, due to low market rates of interest, our dollar volume of fixed-rate, one- to four-family loans has exceeded the dollar volume of the same type of adjustable-rate loans. As part of our interest rate risk management efforts, we have from time to time sold our fixed rate, one- to four-family residential loans. We have also, on a very limited basis, purchased one- to four-family residential and commercial real estate loans. Furthermore, during the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States.

         In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of loans may be substantially reduced or restricted, with a resultant decrease in interest income.

NEXT PAGE

         The following table shows our loan origination, purchase, sale and repayment activities for the years indicated.

	Year Ended December 31,
	2003	2002	2001
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one- to four-family	$36,103	$ 26,475	$ 28,045
- multi-family	89	224	955
- commercial	16,183	12,883	9,215
- construction or development	7,765	8,047	6,632
Non-real estate - consumer	4	3	---
- commercial business	9,646	9,104	3,369
Total adjustable-rate	69,790	56,736	48,216
Fixed rate:
Real estate - one- to four-family	187,913	161,665	150,934
- multi-family	---	---	---
- commercial	4,758	356	490
- construction or development	20,207	19,505	18,109
Non-real estate - consumer	67,289	58,179	57,616
- commercial business	5,541	5,169	4,315
Total fixed-rate	285,708	244,874	231,464
Total loans originated	355,498	301,610	279,680
Purchases:
Real estate - one- to four-family	106	---	---
- multi-family	---	---	---
- commercial	---	---	---
- construction or development	---	---	---
Non-real estate - consumer	---	---	---
- commercial business	---	---	---
Total loans purchased	106	---	---
Sales and Repayments:
Sales:
Real estate - one- to four-family	52,038	62,638	58,395
- multi-family	---	---	---
- commercial	---	---	---
- construction or development	---	---	---
Non-real estate - consumer	---	---	1,828
- commercial business	---	---	---
Total loans sold	52,038	62,638	60,223
Principal repayments	244,234	236,852	210,591
Total reductions	296,272	299,490	270,814
Increase (decrease) in other items, net	(1,382)	(1,577)	(2,932)
Net increase	$57,950	$ 543	$ 5,934

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

         Delinquent Loans. The following table sets forth, as of December 31, 2003, our loans delinquent 60 - 89 days by type, number, amount and percentage of type.

	Loans Delinquent For:
	60-89 Days
	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	28	$1,037.264%
Multi-family	---	---
Commercial	---	---
Construction and development	---	---
Consumer	65	653.342
Commercial business	3	195.440
Total	96	$1,885.263%

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

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$1,316	$2,136	$2,886	$ 710	$ 385
Multi-family	---	---	---	---	---
Commercial real estate	232	2,234	2,862	1,548	---
Construction and development	---	---	---	---	---
Consumer	653	544	819	761	368
Commercial business	1,039	118	---	---	---
Total	3,270	5,032	6,567	3,019	753
Accruing loans delinquent 90 days or more:
One- to four-family	---	---	---	232	16
Multi-family	---	---	---	---	---
Commercial real estate	---	---	---	137	12
Construction and development	---	---	46	---	---
Consumer	10	64	---	31	---
Commercial business	---	---	---	---	---
Total	10	64	46	400	28
Total nonperfoming loans	3,280	5,096	6,613	3,419	781
Foreclosed assets:
One- to four-family	557	1,184	562	80	304
Multi-family	---	---	---	---	---
Commercial real estate	40	289	483	764	425
Construction and development	---	---	---	---	---
Consumer	824	335	383	90	122
Commercial business	---	---	---	---	---
Total	1,421	1,808	1,428	934	851
Total non-performing assets	$4,676	$6,904	$8,041	$4,353	$1,632
Total as a percentage of total assets	.57%	0.89%	1.05%	0.56%	0.30%

         For the year ended December 31, 2003, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $263,800. The amount included in interest income on these loans for the year ended December 31, 2003 was $50,900.

NEXT PAGE

         At December 31, 2003, foreclosed commercial real estate consisted of a commercial building in North Webster, which is currently being offered for sale. In addition, thirteen residential properties that were acquired in 2002 and 2003 with a book value of $557,000 remain as foreclosed assets at December 31, 2003. These properties are being offered for sale. Non-accruing one- to four-family loans decreased from $2.1 million at December 31, 2002 to $1.3 million at December 31, 2003 as a result of better collection efforts. Non-accruing commercial real estate loans decreased from $2.2 million at December 31, 2002, to $232,000 at December 31, 2003, due primarily to a nursing home loan and an office building loan paying off. At the same time, non-accrual commercial business loans increased from $118,000 to $1.0 million, which consists of six loans. Efforts are underway to bring these six non-accrual commercial business loans current or have them paid off. It is management's opinion that these non-accruing loans are sufficiently reserved and no additional allowance will be necessary.

         Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 2003, there was an aggregate of $4.0 million in loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the abilities of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

         Included in the $4.0 million above are eight commercial business loans totaling $1.3 million, five commercial real estate loans totaling $314,000 and forty-six residential mortgage loans totaling $2.4 million. The majority of these loans were current as of December 31, 2003.

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

NEXT PAGE

         In connection with the filing of Mutual Federal's periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review, at December 31, 2003, we had classified $6.7 million of Mutual Federal's loans as substandard, $25,000 as doubtful and $200,000 as loss. The total amount classified represented 7.13% of our stockholders' equity and .84% of our assets at December 31, 2003, compared to 7.21% and .90%, respectively, at December 31, 2002.

         Provision for Loan Losses. We recorded a provision for loan losses during the year ended December 31, 2003 of $1.5 million, compared to $1.7 million for the year ended December 31, 2002 and $1.3 million for the year ended December 31, 2001. The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under "-- Allowance for Loan Losses." The provision for loan losses during the year ended December 31, 2003 was based on management's review of such factors which indicated that the allowance for loan losses was adequate to cover losses inherent in the loan portfolio as of December 31, 2003.

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

NEXT PAGE

         The allowance for loan losses is based on estimates of losses inherent in the loan portfolio. Actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. Due to the loss of numerous manufacturing jobs in the communities we serve during recent years, including 2003, and the increase in higher risk loans, like consumer and commercial loans, as a percentage of total loans, management has concluded that our allowance for loan losses should be greater than historical loss experience would otherwise indicate.

         At December 31, 2003, our allowance for loan losses was $6.8 million, or .95% of the total loan portfolio, and approximately 208.26% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that are susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.

NEXT PAGE

         The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Balance at beginning of period	$6,286	$5,449	$6,472	$3,652	$3,424
Charge-offs:
One- to four-family	210	241	28	504	63
Multi-family	---	---	---	75	---
Commercial real estate	173	520	1,352	50	167
Construction and development	---	---	---	---	---
Consumer	948	786	839	453	421
Commercial business	30	268	147	12	---
	1,361	1,815	2,366	1,094	651
Recoveries:
One- to four-family	27	513	7	23	81
Multi-family	---	---	---	---	---
Commercial real estate	108	348	---	---	7
Construction and development	---	---	---	---	---
Consumer	159	64	50	34	31
Commercial business	110	14	4	---	---
	404	939	61	57	119
Net charge-offs	957	876	2,305	1,037	532
Amount acquired with Marion purchase	---	---	---	3,172	---
Provisions charged to operations	1,450	1,713	1,282	685	760
Balance at end of period	$6,779	$6,286	$5,449	$6,472	$3,652
Ratio of net charge-offs during the period to average loans outstanding during the period	0.14%	0.13%	0.35%	0.22%	0.13%
Allowance as a percentage of non-performing loans	208.26%	123.35%	82.4%	189.13%	467.61%
Allowance as a percentage of total loans (end of period)	0.95%	0.97%	0.85%	1.01%	0.82%

NEXT PAGE

         The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	December 31,
	2003			2002			2001
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
One- to four-family	$1,149	$393,450(1)	54.86%	$1,045	$374,407(2)	56.80%	$ 895	$388,331	58.96%
Multi-family	72	5,353.75		137	8,211	1.25	277	10,059	1.53
Commercial real estate	990	65,430	9.12	1,087	54,252	8.23	1,223	51,503	7.82
Construction or development	89	17,860	2.49	74	14,853	2.25	83	16,438	2.49
Consumer	3,585	190,691	26.59	3,227	172,814	26.21	2,588	162,231	24.63
Commercial business	894	44,362	6.19	656	34,660	5.26	383	30,092	4.57
Unallocated	---	---	---	60	---	---	---	---	---
Total	$6,779	$717,146	100.00%	$6,286	$659,197	100.00%	$5,449	$658,654	100.00%

	December 31,
	2000			1999
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
One- to four-family	$1,106	$392,832	60.19%	$1,038	$286,578	63.70%
Multi-family	610	9,787	1.50	55	5,544	1.23
Commercial real estate	1,550	53,197	8.15	300	14,559	3.24
Construction or development	68	13,591	2.08	62	12,470	2.77
Consumer	2,505	156,938	24.04	1,647	119,922	26.67
Commercial business	455	26,375	4.04	215	10,764	2.39
Unallocated	178	---	---	335	---	---
Total	$6,472	$652,720	100.00%	$3,652	$449,837	100.00%
________________

(1) Includes loans held for sale of $2.0 million.
(2) Includes loans held for sale of $7.9 million.

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

         The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk" contained in portions of our Annual Report to Stockholders, filed as Exhibit 13 to this Form 10-K.

         Our investment securities currently consist of U.S. Agency securities, mortgage-backed securities, collateralized mortgage obligations, marketable equity securities (which consist of shares in mutual funds that invest in government obligations, corporate obligations, mortgage-backed securities and asset-backed securities) and corporate obligations. See Note 3 of the Notes to Consolidated Financial Statements contained in portions of our Annual Report to Stockholders, filed as Exhibit 13 to this Form 10-K. At December 31, 2003, our investment securities portfolio did not contain any tax-exempt securities. Our mortgage-backed securities portfolio currently consists of securities issued under government-sponsored agency programs.

         While mortgage-backed securities carry a reduced credit risk as compared to whole loans, these securities remain subject to the risk that a fluctuating interest rate environment, along with other factors like the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the mortgage loans and affect both the prepayment speed and value of the securities.

         At times over the past several years, we also have maintained a trading portfolio of U.S. Government securities. We are permitted by the board of directors to have a portfolio of up to $5.0 million, and to trade up to $2.0 million in these securities at any one time. At December 31, 2003, however, we did not have a trading portfolio. See Note 3 of the Notes to Consolidated Financial Statements contained in portions of our Annual Report to Stockholders, filed as Exhibit 13 to this Form 10-K.

NEXT PAGE

         Mutual Federal has investments in six separate Indiana limited partnerships that were organized to construct, own and operate three multi-unit apartment complexes in the Indianapolis area, one in Findley, Ohio, one in Goshen, Indiana, and one in Niles, Michigan (the Pedcor Projects). The general partner in each of these Pedcor Projects is Pedcor Investments. We have no financial or other relationships with Pedcor Investments. The three Indianapolis area Pedcor Projects and the Pedcor project located in Niles, Michigan, are operated as multi-family, low and moderate-income housing projects, and have been performing as planned for several years. The Findley, Ohio Pedcor Project, which also is operated as a multi-family, low and moderate-income housing project, was completed in 2000. At the inception of the Findley, Ohio Pedcor Project in February 1998, we invested $2.1 million and committed to invest an additional $1.9 million. As of December 31, 2003, $1.5 million of this commitment remained payable over the next six years. At the inception of the Niles, Michigan Project in August 1997, we committed to invest $3.6 million over ten years. As of December 31, 2003, $1.3 million remained payable over the next four years. At the inception of the Goshen, Indiana Pedcor Project, in March 2003, we made the only required investment of $500,000.

         A low and moderate-income housing project qualifies for certain federal income tax credits if (1) it is a residential rental property, (2) the units are used on a non-transient basis, and (3) at least 20% of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% or less of the area median gross income. Qualified low-income housing projects generally must comply with these and other rules for 15 years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitation as the use of general business credit, but no basis reduction is required for any portion of the tax credit claimed. As of December 31, 2003, at least 80% of the units in the Pedcor Projects were occupied, and all of the tenants met the income test required for the tax credits.

         We received tax credits totalling $753,000 for the year ended December 31, 2003, $843,000 for the year ended December 31, 2002 and $817,000 for the year ended December 31, 2001 from the Pedcor Projects. The Pedcor Projects have incurred operating losses in the early years of their operations primarily due to accelerated depreciation of assets. We have accounted for our investment in four of the six Pedcor Projects on the equity method. Accordingly, we have recorded our share of these losses as reductions to Mutual Federal's investment in the four Pedcor Projects. Mutual Federal has less than a 20% ownership interest in the remaining two Pedcor Projects, and we have recorded our investment in these projects at amortized cost.

NEXT PAGE

         The following summarizes Mutual Federal's equity in the Pedcor Projects' losses and tax credits recognized in our consolidated financial statements.

	For the Year Ended December 31,
	2003	2002	2001
	(In Thousands)
Investments in Pedcor low income housing projects	$5,088	$5,616	$5,677
Equity in losses, net of income tax effect	$ (318)	$ (410)	$ (291)
Tax credit	753	843	817
Increase in after tax income from Pedcor Investments	$ 435	$ 433	$ 526

         See Note 6 of the Notes to Consolidated Financial Statements contained in our Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K for additional information regarding our limited partnership investments.

NEXT PAGE

         The following table sets forth the composition of our investment and mortgage-related securities portfolio and other investments at the dates indicated. As of December 31, 2003, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2003		2002		2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities held-to-maturity	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---
Investment securities available-for-sale:
Mutual funds	7,645	7,559	15,456	15,420	10,179	10,154
Federal agency obligations	3,258	3,300	2,238	2,322	2,940	3,005
Mortgage-backed securities	3,900	4,044	6,615	6,924	5,613	5,768
Collateralized mortgage obligations	8,374	8,457	9,406	9,515	4,867	4,954
Corporate obligations	9,756	9,962	7,723	8,031	7,238	7,549
Municipal obligations	150	150	150	150	150	150
Total investment securities held for sale	33,083	33,472	41,588	42,362	30,987	31,580
Trading account securities	---	---	---	---	---	---
Total investment securities	33,083	33,472	41,588	42,362	30,987	31,580
Investment in limited partnerships	5,088	N/A	5,616	N/A	5,677	N/A
Investment in insurance company	590	N/A	590	N/A	590	N/A
Federal Home Loan Bank stock	7,264	N/A	6,993	N/A	6,993	N/A
Total investments	$ 46,025		$ 54,787		$ 44,247

NEXT PAGE

         The following table indicates, as of December 31, 2003, the composition and maturities of our investment securities and mortgage-backed securities portfolio, excluding Federal Home Loan Bank stock and our trading securities.

	Due in
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in Thousands)
Corporate obligations	$ 3,573	$ 6,183	$ ---	$ ---	$ 9,756	$ 9,962
Federal agency obligations	999	2,045	---	214	3,258	3,300
Municipal obligations	8	31	60	51	150	150
Mutual funds	7,645	---	---	---	7,645	7,559
Mortgage-backed securities:
Freddie Mac	8	---	793	5,395	6,196	6,351
Fannie Mae	---	30	2,135	3,640	5,805	5,861
Ginnie Mae	---	---	---	273	273	289
Other	---	---	---	---	---	---
	$12,233	$ 8,289	$ 2,988	$ 9,573	$33,083	$33,472
Weighted average yield	3.70%	4.73%	6.03%	5.77%	4.77%

Sources of Funds

         General. Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

         Deposits. We offer deposit accounts to consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market areas and have not accepted brokered deposits. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.

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

NEXT PAGE

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	December 31,
	2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transactions and Savings Deposits:
Noninterest bearing accounts	$ 31,551	5.45%	$ 30,058	5.46%	$ 23,434	4.35%
Passbook accounts	57,785	9.97	54,677	9.93	49,702	9.22
Interest-bearing NOW and demand accounts	60,396	10.43	61,353	11.15	60,013	11.14
Money market accounts	48,750	8.41	45,330	8.24	48,110	8.93
Total non-certificates	198,482	34.26	191,418	34.78	181,259	33.64
Certificates:
0.00 - 1.99%	128,970	22.26	36,409	6.62	3,320.62
2.00 - 3.99%	145,134	25.05	175,128	31.82	94,385	17.51
4.00 - 5.99%	58,016	10.01	96,278	17.49	150,092	27.85
6.00 - 7.99%	48,760	8.42	50,529	9.18	108,135	20.07
8.00 - 9.99%	---	---	602.11		1,687.31
10.00% and over	---	---	---	---	---	---
Total certificates	380,880	65.74	358,946	65.22	357,619	66.36
Total deposits	$579,362	100.00%	$550,364	100.00%	$538,878	100.00%

NEXT PAGE

         The following table shows rate and maturity information for our certificates of deposit as of December 31, 2003.

	1.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:
March 31, 2004	$ 60,292	$ 27,951	$ 4,942	$ 687	$ 93,872	24.65%
June 30, 2004	27,112	22,155	1,465	32	50,764	13.33
September 30, 2004	23,606	19,239	932	128	43,905	11.53
December 31, 2004	13,336	18,669	1,525	2,532	36,062	9.47
March 31, 2005	356	10,128	4,359	19,513	34,356	9.02
June 30, 2005	902	12,313	9,654	13,706	36,575	9.60
September 30, 2005	1,947	1,650	4,202	6,093	13,892	3.65
December 31, 2005	1,048	3,944	598	5,291	10,881	2.86
March 31, 2006	---	6,568	1,576	238	8,382	2.20
June 30, 2006	---	2,871	2,282	---	5,153	1.35
September 30, 2006	141	3,396	1,872	---	5,409	1.42
December 31, 2006	230	634	2,102	510	3,476.90
Thereafter	---	14,616	22,507	30	38,153	10.02
Total	$128,970	$145,134	$58,016	$48,760	$380,880	100.00%
Percent of total	33.86%	38.10%	15.23%	12.84%	100.00%

         The following table indicates, as of December 31, 2003, the amount of our certificates of deposit and other deposits by time remaining until maturity.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(In Thousands)

Certificates of deposit less than $100,000	$51,580	$40,492	$63,943	$115,857	$271,872
Certificates of deposit of $100,000 or more	20,116	9,002	15,993	36,922	82,033
Public funds (1)	22,176	1,270	31	3,498	26,975
Total certificates of deposit	$93,872	$50,764	$79,967	$156,277	$380,880

_______________
(1) Deposits from governmental and other public entities.

NEXT PAGE

         Borrowings. Although deposits are our primary source of funds, we utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of Indianapolis and securities sold under agreement to repurchase. See Note 8 of the Notes to Consolidated Financial Statements contained in portions of our Annual Report to Stockholders, filed as Exhibit 13 to this Form 10-K.

         We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2003, we had $134.6 million in Federal Home Loan Bank advances outstanding. Based on current collateral levels we could borrow an additional $137 million from the Federal Home Loan Bank at prevailing interest rates. We believe that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Commitments" contained in portions of our Annual Report to Stockholders, filed as Exhibit 13 to this Form 10-K.

         The following table sets forth, for the years indicated, the maximum month-end balance and average balance of Federal Home Loan Bank advances, securities sold under agreement to repurchase and other borrowings.

	Year Ended December 31,
	2003	2002	2001
	(In Thousands)
Maximum Balance:
FHLB advances	$134,592	$117,386	$117,064
Securities sold under agreements to repurchase	---	---	---
Other borrowings	2,884	3,259	3,441

Average Balance:
FHLB advances	$120,687	$110,609	$102,087
Securities sold under agreements to repurchase	---	---	---
Other borrowings	2,728	3,103	3,482

NEXT PAGE

         The following table sets forth certain information as to our borrowings at the dates indicated.

	December 31,
	2003	2002	2001
	(Dollars in Thousands)
FHLB advances	$134,592	$115,403	$107,485
Securities sold under agreements to repurchase	---	---	---
Other borrowings	2,511	2,884	3,259
Total borrowings	$137,103	$118,287	$110,744
Weighted average interest rate of FHLB advances	4.42%	5.09%	5.17%

Weighted average interest rate of securities sold under agreements to repurchase	---%	---%	---%

Weighted average interest rate of other borrowings	---%	---%	---%

Subsidiary and Other Activities

         As a federally chartered savings bank, Mutual Federal is permitted by Office of Thrift Supervision regulations to invest up to 2% of its assets, or $16.4 million at December 31, 2003, in the stock of, or unsecured loans to, service corporation subsidiaries. Mutual Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes.

         At December 31, 2003, Mutual Federal had two active subsidiaries, First M.F.S.B. Corporation and Third M.F.S.B. Corporation. First M.F.S.B. owns stock in Family Financial Life Insurance Company, a life and accident and health insurance company chartered in Indiana. Family Financial Life primarily sells mortgage and credit life insurance, as well as accident and disability insurance. It also issues and services annuity contracts. As of December 31, 2003, Mutual Federal's total investment in this subsidiary was $637,100. For the year ended December 31, 2003, First M.F.S.B. reported net income of $47,600, which consisted of dividends from Family Financial Life.

         Third M.F.S.B., which does business as Mutual Financial Services, offers tax-deferred annuities, long-term health and life insurance products. All securities related products and services made available through Mutual Financial Services are offered by a third party independent broker-dealer. As of December 31, 2003, Mutual Federal's total investment in this subsidiary was $459,600. For the year ended December 31, 2003, Third M.F.S.B. reported net income of $176,000, which consisted of commissions less expenses. As of January 1, 2004, Third M.F.S.B. was liquidated, and its activities are engaged in directly by Mutual Federal. This change was required by a change in the policy of the OTS governing third-party brokerage arrangements.

NEXT PAGE

         On January 25, 2002, MutualFirst purchased 26.9% of Indiana Title Insurance Co., LLC ("ITIC"), a full service title insurance company. As of December 31, 2003, MutualFirst's investment in ITIC was $957,000. For the year ended December 31, 2003, MutualFirst recorded net income of $130,000 from ITIC, which consisted of title insurance commissions and other fees less expenses. The investment in ITIC is being accounted for on the equity method.

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

Employees

         At December 31, 2003, we had a total of 220 full-time and 45 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

NEXT PAGE

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

NEXT PAGE

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

         Mutual Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2003, Mutual Federal's lending limit under this restriction was $14.1 million. Mutual Federal is in compliance with the loans-to-one-borrower limitation.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2003, Mutual Federal had $908,000 of intangible assets.

NEXT PAGE

         At December 31, 2003, Mutual Federal had tangible capital of $93.0 million, or 11.32% of adjusted total assets, which is approximately $80.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3.0% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings institution must maintain a core capital ratio of at least 4.0% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3.0% ratio. At December 31, 2003, Mutual Federal had $908,000 of intangible assets, none of which qualified for inclusion in core capital.

         At December 31, 2003, Mutual Federal had core capital equal to $93.0 million, or 11.32% of adjusted total assets, which is $68.3 million above the minimum requirement of 3.0% in effect on that date.

         The Office of Thrift Supervision also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The Office of Thrift Supervision is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2003, Mutual Federal had $6.6 million of general loan loss reserves, which was less than 1.25% of risk-weighted assets.

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

         As of December 31, 2003, Mutual Federal had total risk-based capital of $99.6 million and risk-weighted assets of $587.2 million; or total capital of 16.97% of risk-weighted assets. This amount was $52.7 million above the 8.0% requirement in effect on that date.

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

NEXT PAGE

Qualified Thrift Lender Test

         All savings institutions, including Mutual Federal, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in the assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2003, Mutual Federal met the test and has always met the test since its effectiveness.

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

NEXT PAGE

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2003, Mutual Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision.

         Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

Federal Taxation

         General. We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to us. Mutual Federal's federal income tax returns have been closed without audit by the IRS through its year ended December 31, 1999. MutualFirst and Mutual Federal will file a consolidated federal income tax return for fiscal year 2003.

         Bad Debt Reserves. Prior to the Small Business Job Protection Act, Mutual Federal was permitted to establish a reserve for bad debts under the percentage of taxable income method and to make annual additions to the reserve utilizing that method. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act, savings associations of Mutual Federal's size must now use the direct charge off method in computing bad debt deductions. In addition, federal legislation requires Mutual Federal to recapture, over a six year period, the excess of tax bad debt reserves at December 31, 1997 over those established as of the base year reserve balance as of December 31, 1987. As of December 31, 2003 the amount of Mutual Federal's reserves subject to recapture were approximately $90,000.

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

NEXT PAGE

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

Internet Website

         We maintain a website with the address of www.mfsbank.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. This Annual Report on Form 10-K and our other reports, proxy statements and other information, including earnings press releases, filed with the SEC are available on that website through a link to the SEC's website at "Inside MFSB - MutualFirst Financial Inc. - SEC Filings." For more information regarding access to these filings on our website, please contact our Corporate Secretary, MutualFirst Financial, Inc., 110 E. Charles Street, Muncie, Indiana, 47305; telephone number (765) 747-2800.

Executive Officers Who Are Not Directors

         The business experience for at least the past five years for each of our executive officers who do not serve as directors is set forth below.

NEXT PAGE

         Steven R. Campbell. Age 60 years. Mr. Campbell is Senior Vice President of Mutual Federal's Retail Banking Division, a position he has held since 1991. He has been employed by Mutual Federal since 1984.

         Timothy J. McArdle. Age 53 years. Mr. McArdle, a certified public accountant, has served as Senior Vice President of Mutual Federal since 1995, and Treasurer of Mutual Federal since 1986. He also serves as Senior Vice President, Treasurer and Controller of MutualFirst Financial. He has been employed by Mutual Federal since 1981.

         Stephen C. Selby. Age 58 years. Since 1995, Mr. Selby has served as Senior Vice President of the Operations Division at Mutual Federal. Prior to 1995, he served as Vice President of the Operations Division for nine years. Mr. Selby has served in various other capacities at Mutual Federal since 1964.

         Clifford E. Keys. Age 75 years. Mr. Keys is Vice President of the Administration Division since joining Mutual Federal in January 2003. Prior to 2003 he was Vice-Chairman and President of Sherry Laboratories Inc.

Item 2. Description of Property

         At December 31, 2003, we had 17 full service offices. We own the office building in which our home office and executive offices are located. At December 31, 2003, we owned all but two of our other branch offices. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $9.1 million at December 31, 2003.

         We anticipate opening another branch office in May 2004. Otherwise, we believe that our current facilities are adequate to meet our present and immediately foreseeable needs.

         We utilize a third party service provider to maintain our database of depositor and borrower customer information. At December 31, 2003, the net book value of the data processing and computer equipment utilized by us was $1.0 million.

Item 3. Legal Proceedings

         From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

NEXT PAGE

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The information under the caption "Shareholder Information" in the Company's Annual Report to Stockholders for the year ended December 31, 2003, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 6. Selected Financial Data

         The information under the heading "Selected Financial and Other Data" in the Company's Annual Report to Stockholders for the year ended December 31, 2003, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 2003, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management and Market Risk" in the Company's Annual Report to Stockholders for the year ended December 31, 2003, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

         The consolidated financial statements and notes thereto and supplementary data (selected quarterly financial information) contained in the Company's Annual Report to Stockholders for the year ended December 31, 2003, portions of which are included as Exhibit 13 to this Form 10-K, are incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         No disclosure under this item is required.

Item 9A. Controls and Procedures

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

NEXT PAGE

         There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

         We intend to continually review and evaluate the design and effectiveness of our disclosure controls and procedures and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

         Information concerning the Company's directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2004, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

NEXT PAGE

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

         In March 2004, the Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act. The Code of Ethics applies to all of the Company's directors, officers and employees. A copy of the Company's Code of Ethics is being filed with the SEC as Exhibit 14 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2004, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2004, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

         Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	528,389	$16.03	11,761(1)
Equity compensation plans not approved by security holders	---	---	---

___________
(1) Includes 11,761 shares available for future grants under MutualFirst Financial, Inc's stock option plan.

NEXT PAGE

Item 13. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2004, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

         Information concerning principal accountant fees and services are incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April, 2004 (excluding the information contained under the heading of "Report of the Audit/Compliance Committee") a copy of which will be filed no later than 120 days after December 31, 2003.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)(1) Financial Statements

         The following are contained in the portions of the Company's Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K and are incorporated by reference into Item 8 of this Form 10-K:

Annual Report Section
Independent Accountant's Report
Consolidated Balance Sheets at December 31, 2003 and 2002
Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and2001
Notes to Consolidated Financial Statements

         (a)(2) Financial Statement Schedules:

         All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

NEXT PAGE

         (a)(3) Exhibits:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
3(i)	Articles of Incorporation	*
3(ii)	Amended Bylaws	++
4	Instruments defining the rights of security holders, including indentures:
	Form of MutualFirst Financial, Inc. Common Stock Certificate	*
9	Voting Trust Agreement	None
10	Material contracts:
	Employment Agreement with David W. Heeter	10.1
	Employment Agreement with Patrick C. Botts	10.2
	Employment Agreement with Timothy J. McArdle	**
	Employment Agreement with Steven L. Banks	++
	Form of Supplemental Retirement Plan Income Agreements for R. Donn Roberts Steven Campbell, Patrick C. Botts, David W. Heeter, Timothy J. McArdle and Stephen C. Selby	**
Form of Director Shareholder Benefit Program, as amended, for Steven L. Banks
  Form of Executive Shareholder Benefit Program Agreement, as amended, for Steven L. Banks
	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker	++ ++ ++
	Form of Agreements for Executive Deferred Compensation Plan for R. Donn Roberts, Patrick C. Botts, Steven Campbell, David W. Heeter, Timothy J. McArdle and Stephen C. Selby	**
	Registrant's 2000 Stock Option and Incentive Plan	***
	Registrant's 2000 Recognition and Retention Plan	***
11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
13	Annual Report to Security Holders	13
14	Code of Ethics	14
16	Letter re change in certifying accountant	None
18	Letter re change in accounting principles	None
21	Subsidiaries of the registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of Experts and Counsel	23
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32

______________
*	Filed as an exhibit to the Company's Form S-1 registration statement filed on September 16, 1999 (File No. 333-87239) pursuant to Section 5 of the Securities Act of 1933. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
**	Filed as an exhibit to the Company's Annual Report on Form 10-K filed on March 30, 2000 (File No. 000-27905). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
***	Filed as an Appendix to the Company's Form S-4/A Registration Statement filed on October 19, 2000 (File No. 333-46510). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
++	Filed as an exhibit to the Company's Annual Report on Form 10-K filed on April 2, 2001 (File No. 000-27905). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

NEXT PAGE

         (b) Reports on Form 8-K

         During the quarter ended December 31, 2003, no Current Reports on Form 8-K were filed by the Company, except for one filed on October 8, 2003, reporting a change in management under Items 5 and 7 and another filed on October 23, 2003 disclosing the press release of third quarter earnings under Item 12.

NEXT PAGE

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MutualFirst Financial, Inc.

By:	/s/ David W. Heeter David W. Heeter, President and Chief Executive Officer (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David W. Heeter	/s/ Wilbur R. Davis
David W. Heeter, President (Principal Executive Officer)	Wilbur R. Davis, Chairman of the Board

Date: March 15, 2004	Date: March 15, 2004

/s/ R. Donn Roberts	/s/ Edward J. Dobrow
R. Donn Roberts, Director	Edward J. Dobrow, Director

Date: March 15, 2004	Date: March 15, 2004

/s/ Linn A. Crull	/s/ James D. Rosema
Linn A. Crull, Director	James D. Rosema, Director

Date: March 15, 2004	Date: March 15, 2004

/s/ William V. Hughes	/s/ Jerry D. McVicker
William V. Hughes, Director	Jerry D. McVicker, Director

Date: March 15, 2004	Date: March 15, 2004

/s/ Julie A. Skinner	/s/ John M. Dalton
Julie A. Skinner, Director	John M. Dalton, Director

Date: March 15, 2004	Date: March 15, 2004

/s/ Steven L. Banks	/s/ Jon R. Marler
Steven L. Banks, Director	Jon R. Marler, Director

Date: March 15, 2004	Date: March 15, 2004

/s/ Timothy J. McArdle	/s/ Patrick C. Botts
Timothy J. McArdle, Senior Vice President, Treasurer and Controller (Principal Financial and Accounting Officer)	Patrick C. Botts, Director

Date: March 15, 2004	Date: March 15, 2004

INDEX TO EXHIBITS

Number	Description

10.1	Employment Agreement with David W. Heeter

10.2	Employment Agreement with Patrick C. Botts

13	Annual Report to Security Holders

14	Code of Ethics

21	Subsidiaries of the Registrant

23	Consent of Accountants

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification