Form 10-Q
period 2004-03-31
MUTUALFIRST FINANCIAL INC
filed 2004-05-10
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2004 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM - TO

Commission File Number: 000-27905

MutualFirst Financial, Inc. (Exact Name of registrant specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	35-2085640 (I.R.S. Employer Identification Number)

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

The number of shares of the Registrant's common stock, with $.01 par value, outstanding as of March 31, 2004, was 5,199,725.

NEXT PAGE

FORM 10 - Q

MutualFirst Financial, Inc.

Signature Page

Certifications	Exhibit 31.1 Exhibit 31.2 Exhibit 32

NEXT PAGE

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

MUTUALFIRST FINANCIAL, INC.
Consolidated Condensed Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Cash	$15,805,558	$21,073,754
Interest-bearing deposits	3,557,173	1,994,032
Cash and cash equivalents	19,362,731	23,067,786
Investment securities available for sale	39,897,105	33,471,986
Loans held for sale	2,368,220	1,975,277
Loans	691,436,265	710,760,014
Allowance for loan losses	(6,799,868)	(6,779,218)
Net loans	684,636,397	703,980,796
Premises and equipment	11,441,723	10,070,804
Federal Home Loan Bank of Indianapolis stock, at cost	7,355,400	7,264,200
Investment in limited partnerships	5,061,909	5,087,752
Cash surrender value of life insurance	26,398,357	26,140,357
Foreclosed real estate	631,807	596,740
Interest receivable	3,095,409	3,193,848
Core deposit intangibles and goodwill	904,309	907,739
Deferred income tax benefit	3,894,712	3,846,184
Other assets	4,427,062	4,187,369

Total assets	$809,475,141	$823,790,838

Liabilities
Deposits
Non-interest-bearing	$36,956,780	$32,137,746
Interest bearing	535,977,406	547,224,644
Total deposits	572,934,186	579,362,390
Federal Home Loan Bank advances	125,609,434	134,592,151
Other borrowings	2,495,495	2,510,568
Advances by borrowers for taxes and insurance	2,420,399	1,448,488
Interest payable	1,158,924	851,487
Other liabilities	8,094,224	7,505,622
Total liabilities	712,712,662	726,270,706

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $.01 par value Authorized and unissued --- 5,000,000 shares
Common stock, $.01 par value
Authorized --- 20,000,000 shares Issued and outstanding --- 5,199,725 and 5,293,155 shares	51,998	52,932
Additional paid-in capital	35,745,457	38,052,080
Retained earnings	64,802,510	63,409,374
Accumulated other comprehensive income	160,946	233,738
Unearned employee stock ownership plan (ESOP)	(3,098,806)	(3,178,266)
Unearned recognition and retention plan (RRP) shares	(899,626)	(1,049,726)
Total stockholders' equity	96,762,479	97,520,132

Total liabilities and stockholders' equity	$809,475,141	$823,790,838

See notes to consolidated condensed financial statements.

NEXT PAGE

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended March 31
	2004	2003
Interest Income
Loans receivable, including fees	$10,788,709	$11,315,969
Investment seurities:
Mortgage-backed securities	122,155	157,158
Federal Home Loan Bank stock	91,277	101,203
Other investments	181,560	190,093
Deposits with financial institutions	12,953	26,210
Total interest income	11,196,654	11,790,633
Interest Expense
Passbook savings	37,486	95,122
Certificates of deposit	2,844,825	3,321,615
Daily Money Market accounts	120,091	124,130
Demand and NOW acounts	33,493	49,331
Federal Home Loan Bank advances	1,315,098	1,357,735
Other interest expense	15,606	15,606
Total interest expense	4,366,599	4,963,539
Net Interest Income	6,830,055	6,827,094
Provision for losses on loans	226,500	375,000
Net Interest Income After Provision for Loan Losses	6,603,555	6,452,094
Other Income
Service fee income	701,761	698,895
Equity in income (losses) of limited partnerships	2,831	(146,442)
Commissions	142,709	175,109
Net gains on loan sales and servicing	395,195	350,063
Increase in cash surrender value of life insurance	258,000	294,000
Other income	39,962	34,211
Total other income	1,540,458	1,405,836
Other Expenses
Salaries and employee benefits	3,439,743	3,256,208
Net occupancy expenses	292,738	284,788
Equipment expenses	261,347	243,973
Data processing fees	197,062	158,687
Automated teller machine	143,521	114,399
Deposit insurance expense	22,010	23,149
Advertising and promotion	95,006	95,215
Other expenses	890,105	778,763
Total other expenses	5,341,532	4,955,182
Income Before Income Tax	2,802,480	2,902,748
Income tax expense	834,550	835,300
Net Income	$1,967,930	$2,067,448

Basic earnings per share	$0.41	$0.42
Diluted earnings per share	$0.40	$0.40
Dividends per share	$0.11	$0.10

    See notes to consolidated condensed financial statements.

NEXT PAGE

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Three Months Ended March 31, 2004
(Unaudited)

	Common Stock					Accumulated
			Additional			Other	Unearned	Unearned
	Shares		paid-in	Comprehensive	Retained	Comprehensive	ESOP	RRP
	Outstanding	Amount	capital	Income	Earnings	Income	shares	shares	Total
Balances, December 31, 2003	5,293,155	$52,932	$38,052,080		$63,409,374	$233,738	($3,178,266)	($1,049,726)	$97,520,132

Comprehensive income

Net income for the period				$1,967,930	$1,967,930				1,967,930

Other comprehensive income, net of tax

Net unrealized losses on securities				(72,792)		(72,792)			(72,792)

Comprehensive income				$1,895,138

ESOP shares earned			117,994				79,460		197,454

Cash dividends ($.11 per share)					(574,794)				(574,794)

RRP shares earned								150,100	150,100

Stock repurchased and retired	(102,105)	(1,021)	(2,550,318)						(2,551,339)

Stock options exercised	8,675	87	125,701						125,788

Balances, March 31, 2004	5,199,725	$51,998	$35,745,457		$64,802,510	$160,946	($3,098,806)	($899,626)	$96,762,479

See notes to consolidated condensed financial statements.

NEXT PAGE

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31
	2004	2003
Operating Activities
Net income	$ 1,967,930	$ 2,067,448
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	226,500	375,000
Securities gains	-	3,293
Net loss on sale of real estate owned	67,673	79,936
Securities amortization (accretion), net	75,316	93,703
ESOP shares earned	197,454	168,000
RRP shares earned	150,100	112,500
Equity in losses of limited partnerships	(2,831)	146,442
Amortization of net loan origination costs	380,555	358,501
Amortization of core deposit intangibles	3,430	3,430
Depreciation and amortization	264,895	233,508
Loans originated for sale	(4,466,849)	(6,303,058)
Proceeds from sales on loans held for sale	19,762,186	10,625,295
Gains on sales of loans held for sale	(395,195)	(350,063)
Change in
Interest receivable	98,439	(45,658)
Other assets	(239,692)	(402,945)
Interest payable	307,437	364,182
Other liabilities	621,489	306,368
Cash surrender value of life insurance	(258,000)	(294,000)
Net cash provided by operating activities	18,760,837	7,541,882
Investing Activities
Purchases of securities available for sale	(9,963,184)	(5,108,885)
Proceeds from maturities and paydowns of securities available for sale	2,569,394	4,559,578
Proceeds from sales of securities available for sale	772,035	5,000,000
Net change in loans	3,220,192	(14,502,073)
Purchases of premises and equipment	(1,635,813)	(466,576)
Proceeds from real estate owned sales	121,327	589,251
Purchase of FHLB of Indianapolis stock	(91,200)
Distribution from limited partnership	28,674	15,755
Other investing activities		121,982
Net cash used in investing activities	(4,978,575)	(9,790,968)
Financing Activities
Net change in
Noninterest-bearing, interest bearing demand and savings deposits	13,427,866	6,565,667
Certificates of deposits	(19,856,070)	(1,018,366)
Repayment of note payable	(30,679)	(30,679)
Proceeds from FHLB advances	21,500,000	6,500,000
Repayment of FHLB advances	(30,500,000)	(9,500,000)
Net change in advances by borrowers for taxes and insurance	971,911	1,055,219
Stock repurchased	(2,551,339)	(5,432,572)
Proceeds from exercise of stock options	125,788	108,750
Cash Dividends	(574,794)	(521,042)
Net cash used in financing activities	(17,487,317)	(2,273,023)
Net Change in Cash and Cash Equivalents	(3,705,055)	(4,522,109)
Cash and Cash Equivalents, Beginning of Year	23,067,786	23,619,957
Cash and Cash Equivalents, End of Period	$ 19,362,731	$ 19,097,848
Additional Cash Flows Information
Interest paid	$ 4,059,163	$ 4,599,357
Income tax paid	410,000	300,000
Transfers from loans to foreclosed real estate	224,067	479,165
Loans transferred to loans held for sale	15,293,086
Mortgage servicing rights capitalized	195,626	103,790

See notes to consolidated condensed financial statements.

NEXT PAGE

MutualFirst Financial, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The consolidated condensed financial statements include the accounts of MutualFirst Financial, Inc. (the "Company"), its wholly owned subsidiary, Mutual Federal Savings Bank, a federally chartered savings bank ("Mutual Federal"), and Mutual Federal's wholly owned subsidiary, First MFSB Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 2003 filed with the Securities and Exchange Commission.

The interim consolidated condensed financial statements at March 31, 2004, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The consolidated condensed balance sheet of the Company as of December 31, 2003, has been derived from the audited consolidated balance sheet of the Company as of that date.

The Company has a stock-based employee compensation plan that is described more fully in Notes to Financial Statements included in the December 31, 2003 Annual Report to stockholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. (Dollars in thousands except for per share data)

NEXT PAGE

	Three Months Ended March 31,
	2004	2003

Net income, as reported	$1,968	$2,067

Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	($26)	($39)

Pro forma net income	$1,942	$2,028

Earnings per share:
Basic - as reported	$0.41	$0.42
Basic - proforma	$0.40	$0.41
Diluted - as reported	$0.40	$0.40
Diluted - proforma	$0.39	$0.39

NEXT PAGE

Note 2: Earnings per share

Earnings per share were computed as follows: (Dollars in thousands except per share data)

	Three Months Ended Ended March 31,
	2004			2003
	Income	Weighted- Average Shares	Per-Share Amount	Income	Weighted- Average Shares	Per-Share Amount
	(000's)			(000's)
Basic Earnings Per Share
Income available to common stockholders	$1,968	4,797,668	$0.41	$2,067	4,969,482	$0.42
Effect of Dilutive Securities
Stock options and RRP grants		180,086			154,009
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$1,968	4,977,754	$0.40	$2,067	5,123,491	$0.40

Certain securities were not included in the earnings per share calculation because they were antidilutive as of March 31, 2004.

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

Mutual Federal was originally organized in 1889 and currently conducts its business from seventeen full-service offices located in Delaware, Randolph, Grant, and Kosciusko counties, Indiana, with its main office located in Muncie. Mutual Federal's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four- family residential real estate, as well as commercial real estate and loans on consumer goods. The Savings Association Insurance Fund of the Federal Deposit Insurance Corporation insures Mutual Federal's deposit accounts up to applicable limits.

Mutual Federal currently owns one subsidiary, First MFSB Corporation. The assets of First MFSB Corporation consist of an investment in Family Financial Holdings Incorporated. Family Financial is an ordinary Indiana corporation that provides debt cancellation products to financial institutions.

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

NEXT PAGE

Critical Accounting Policies

The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies presented on pages 23 to 25 of the Annual Report to Stockholders for the year ended December 31, 2003. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets, mortgage servicing rights and intangible assets.

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

Forward Looking Statements

This quarterly report on Form 10-Q ("Form 10-Q") contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company, its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risk and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; the loss of deposits and loan demand to competitors; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Assets totaled $809.5 million at March 31, 2004, a decrease from December 31, 2003 of $14.3 million, or 1.7%. Gross loans, excluding loans held for sale, decreased $19.3 million, or 2.7%. Consumer loans decreased $1.8 million, or 1.0%, and commercial business loans increased $203,000, or .5%, while residential and commercial mortgage loans held in portfolio decreased $18.7 million, or 3.9%. The primary reason for the decrease was the sale of fixed-rate mortgage loans during the quarter, totaling $19.6 million, in order to control our interest rate risk exposure.

NEXT PAGE

Allowance for loan losses was $6.8 million at March 31, 2004, virtually unchanged from December 31, 2003. Net charge offs for the quarter ended March 31, 2004, were $207,000 or .12% of average loans on an annualized basis compared to $220,000, or .13%, of average loans for the comparable period in 2003. As of March 31, 2004, the allowance for loan losses as a percentage of non-performing loans and total loans was 174.07% and .98%, respectively, compared to 208.26% and .95%, respectively at December 31, 2003.

Total deposits were $572.9 million at March 31, 2004, a decrease of $6.4 million, or 1.1%, from December 31, 2003. This decrease was due primarily to a reduction of short-term public deposits of $13.5 million and retail certificates of deposit of $6.3 million. This decrease was partially offset by growth in demand and savings deposits of $13.4 million. Total borrowings decreased $9.0 million to $128.1 million at March 31, 2004, from $137.1 million at December 31, 2003, due to the maturity of several FHLB advances.

Stockholders' equity decreased $758,000 from $97.5 million at December 31, 2003, to $96.8 million at March 31, 2004. The decrease was due primarily to the repurchase of 102,105 shares of common stock for $2.6 million and dividend payments of $575,000. These decreases were partially offset by net income of $2.0 million, Employee Stock Ownership Plan (ESOP) shares earned of $197,000, RRP shares earned of $150,000 and options exercised netting $126,000. Also, unrealized gain on securities available for sale decreased $73,000 from $234,000 at December 31, 2003, to $161,000 at March 31, 2004, due to a slight increase in interest rates.

Comparison of the Operating Results for the Three Months Ended March 31, 2004 and 2003

Net income for the quarter ended March 31, 2004, was $2.0 million, or $.41 for basic and $.40 for diluted earnings per share. This compared to net income for the comparable period in 2003 of $2.1 million, or $.42 for basic and $.40 for diluted earnings per share. Annualized return on average assets was .96% and return on average equity was 8.08% for the first quarter of 2004, compared to 1.07% and 8.68%, respectively, for the same period last year.

Interest income decreased $594,000, or 5.0%, from $11.8 million for the three months ended March 31, 2003, to $11.2 million for the three months ended March 31, 2004, due to a decrease in the yield on average interest-earning assets from 6.64% for the 2003 period to 5.97% for the 2004 period, primarily due to a decline in market rates of interest. The decrease in average yield was partially offset by an increase in average interest-earning assets from $710.0 million during the three months ended March 31, 2003, to $750.8 million during the first quarter in 2004. Interest expense decreased $597,000, or 12.0%, from $5.0 million for the three months ended March 31, 2003, to $4.4 million for the three months ended March 31, 2004, due to a decrease in the average cost of interest-bearing liabilities from 2.99% for the 2003 period to 2.48% for the 2004 period, primarily due to a decline in market rates of interest. The decrease in average cost was partially offset by an increase in average interest-bearing liabilities from $664.9 million during the three months ended March 31, 2003, to $704.8 million during the comparable period in 2004. As a result, net interest income, before provision for loan losses, was unchanged at $6.8 million for the three months ended March 31, 2004, compared to the three months ended March 31, 2003. The interest rate margin decreased from 3.85% for the three-month period ended March 31, 2003, to 3.64% for the comparable period in 2004 as yields on interest-earning assets decreased at a more rapid rate than the decrease in the cost of interest-bearing liabilities. This lower margin was offset by a $40.8 million increase in average interest-earning assets, when comparing the first quarter of 2004 to that of 2003.

NEXT PAGE

The provision for loan losses for the first quarter of 2004 was $226,000, down from $375,000 for last year's comparable period. Non-performing loans to total loans at March 31, 2004, were .56% compared to .46% at December 31, 2003. Non-performing assets to total assets were .62% at March 31, 2004, compared to .57% at December 31, 2003. The provision for loan losses was lower for the 2004 period, even with an increase in non-performing loans, because of a recovery on a previously charged-off loan.

Non-interest income increased $135,000, or 9.6%, to $1.5 million for the three months ended March 31, 2004, compared to $1.4 million for the same period in 2003. The increase was due primarily to a $150,000 increase in income from limited partnerships for the 2004 quarter compared to the comparable 2003 quarter due to higher comparable occupancy rates in these low-income housing developments.

Non-interest expense increased $386,000 or 7.8% to $5.3 million for the three months ended March 31, 2004 compared to $4.9 million for the same period in 2003. The increase was due to a $184,000 increase in salaries and employee benefits, of which $61,000 was increased health insurance costs and $27,000 was increased ESOP expense due to the increased market value of the Company's stock. Also, the deferred compensation relating to loan origination costs as required by FASB Statement No. 91 was $91,000 less in the 2004 period compared to the 2003 period due to less loan origination activity. Occupancy and equipment expense was up $56,000 due primarily to costs related to loan origination and other software application upgrades. Data processing fees increased $38,000 due to increased communication line charges and other enhanced services. Other expenses increased $111,000 due to increases in legal and consulting services of $40,000 and other general and administrative expense increases.

Income tax expense was unchanged for the three months ended March 31, 2004 compared to the same period in 2003. The effective tax rate increased from 28.8% to 29.8%, when comparing the first quarter of 2003 and the first quarter of 2004, respectively. This increase was due to a decrease in available low income housing tax credits.

NEXT PAGE

Liquidity and Capital Resources

The standard measure of liquidity for Mutual Federal is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year. As of March 31, 2004, Mutual Federal had liquid assets of $ 62.2 million and a liquidity ratio of 8.84%.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Presented below as of March 31, 2004 and 2003 is an analysis of Mutual Federal's interest rate risk as measured by changes in Mutual Federal's net portfolio value ("NPV") assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments.

March 31, 2004 Net Portfolio Value
Changes				NPV as % of PV of Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	63,356	-24,797	-28%	8.45%	-244 bp
+200 bp	72,482	-15,671	-18%	9.42%	-146 bp
+100 bp	81,173	-6,980	-8%	10.29%	-60 bp
0 bp	88,153			10.89%
-100 bp	87,900	-253	0%	10.64%	-25 bp
-200 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)
-300 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)

March 31, 2003 Net Portfolio Value

Changes				NPV as % of PV of Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	65,799	-26,181	-28%	9.03%	-265 bp
+200 bp	76,613	-15,367	-17%	10.23%	-145 bp
+100 bp	85,765	-6,215	-7%	11.16%	-52 bp
0 bp	91,980			11.68%
-100 bp	88,961	-3,019	-3%	11.13%	-55 bp
-200 bp	89,402	-2,578	-3%	11.02%	-66 bp
-300 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)

NEXT PAGE

The analysis at March 31, 2004, indicates that there have been no material changes in market interest rates for Mutual Federal's interest rate sensitivity instruments that would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company's annual report on Form 10-K for the period ended December 31, 2003.

Item 4.  Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of March 31, 2004, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedure as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the act) that occurred during the quarter ended March 31, 2004, that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

NEXT PAGE

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
On September 11, 2002, the Company's Board of Directors authorized management to repurchase up to 10% of the Company's outstanding common stock, or approximately 566,000 shares, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. Information on the shares purchased during the first quarter of 2004 is as follows.
	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2004 - January 31, 2004	--	--	--	126,026(1)
February 1, 2004 - February 29, 2004	50,000	$25.37	50,000	76,026
March 1, 2004 - March 31, 2004	48,484	24.64	48,484	27,542
Total	98,484	$25.01	$98,484
______________________
(1)  Amount represents the number of shares available to be repurchased under the plan as of December 31, 2003.

None.

Also, on March 10, 2004, the Company's Board of Directors authorized management to repurchase an additional 10% of the Company's outstanding stock, or approximately 520,000 shares over a twelve-month period. As of March 31, 2004, no stock had been purchased under this plan.

Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submission of Matters to Vote of Security Holders.
None.
Item 5.	Other Information.
None.
Item 6.	Exhibits and Reports on Form 8-K.
(a) Exhibits
Exhibit 31 - Certificates Required by Securities and Exchange Commission Rule 13a-14(a)
Exhibit 32 - Certification of the Chief Executive Officer Required by Section 1350 of the United States Code
(b) A Form 8-K Current Report was filed on February 2, 2004, by the Registrant to announce the date of its upcoming meeting of stockholders.

NEXT PAGE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MutualFirst Financial, Inc.
Date:	May 10, 2004	By:	/s/ David W. Heeter David W. Heeter President and Chief Executive Officer
Date:	May 10, 2004	By:	/s/ Timothy J. McArdle Timothy J. McArdle Senior Vice President and Treasurer

END