Form 10-Q
period 2004-06-30
MUTUALFIRST FINANCIAL INC
filed 2004-08-06
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM - TO

Commission File Number: 000-27905

MutualFirst Financial, Inc. (Exact Name of registrant specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	35-2085640 (I.R.S. Employer Identification Number)

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

The number of shares of the Registrant's common stock, with $.01 par value, outstanding as of June 30, 2004, was 4,949,445.

NEXT PAGE

FORM 10 - Q

MutualFirst Financial, Inc.

Signature Page

Certifications	Exhibit 31.1 Exhibit 31.2 Exhibit 32

NEXT PAGE

PART 1    FINANCIAL INFORMATION

ITEM 1.     Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY

Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2004	2003
	(Unaudited)

Assets
Cash	$17,502,442	$21,073,754
Interest-bearing deposits	680,730	1,994,032
Cash and cash equivalents	18,183,172	23,067,786
Investment securities available for sale	36,495,190	33,471,986
Loans held for sale	2,094,092	1,975,277
Loans	704,611,703	710,760,014
Allowance for loan losses	(7,020,391)	(6,779,218)
Net loans	697,591,312	703,980,796
Premises and equipment	11,818,299	10,070,804
Federal Home Loan Bank of Indianapolis stock, at cost	7,775,600	7,264,200
Investment in limited partnerships	5,052,065	5,087,752
Cash surrender value of life insurance	26,645,357	26,140,357
Foreclosed real estate	303,078	596,740
Interest receivable	3,129,059	3,193,848
Core deposit intangibles and goodwill	900,878	907,739
Deferred income tax benefit	4,032,110	3,846,184
Other assets	4,388,002	4,187,369
Total assets	$818,408,214	$823,790,838
Liabilities
Deposits
Non-interest-bearing	$34,532,565	$32,137,746
Interest bearing	536,102,310	547,224,644
Total deposits	570,634,875	579,362,390
Federal Home Loan Bank advances	142,771,798	134,592,151
Other borrowings	2,511,101	2,510,568
Advances by borrowers for taxes and insurance	1,894,434	1,448,488
Interest payable	836,732	851,487
Other liabilities	7,528,461	7,505,622
Total liabilities	726,177,401	726,270,706

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued --- 5,000,000 shares
Common stock, $.01 par value
Authorized --- 20,000,000 shares
Issued and outstanding ---4,949,445 and 5,293,155 shares	49,496	52,932
Additional paid-in capital	36,002,052	38,052,080
Retained earnings	59,993,239	63,409,374
Accumulated other comprehensive income	(45,152)	233,738
Unearned employee stock ownership plan (ESOP) shares	(3,019,346)	(3,178,266)
Unearned recognition and retention plan (RRP) shares	(749,476)	(1,049,726)
Total stockholders' equity	92,230,813	97,520,132
Total liabilities and stockholders' equity	$818,408,214	$823,790,838

See notes to consolidated condensed financial statements.

NEXT PAGE

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Interest Income
Loans receivable, including fees	$10,660,029	$11,316,230	$21,448,737	$22,632,200
Investment seurities:
Mortgage-backed securities	116,349	143,051	238,505	300,209
Federal Home Loan Bank stock	78,038	92,734	169,315	193,938
Other investments	189,220	172,430	370,780	362,522
Deposits with financial institutions	4,327	12,896	17,280	39,106
Total interest income	11,047,963	11,737,341	22,244,617	23,527,975

Interest Expense
Passbook savings	39,493	89,839	76,979	184,960
Certificates of deposit	2,754,406	3,217,437	5,599,232	6,539,052
Daily Money Market accounts	138,362	128,913	258,453	253,043
Demand and NOW acounts	35,343	49,878	68,836	99,210
Federal Home Loan Bank advances	1,227,675	1,326,715	2,542,773	2,684,450
Other interest expense	15,606	15,606	31,212	31,212
Total interest expense	4,210,885	4,828,388	8,577,485	9,791,927

Net Interest Income	6,837,078	6,908,953	13,667,132	13,736,048
Provision for losses on loans	530,000	375,000	756,500	750,000
Net Interest Income After Provision for Loan Losses	6,307,078	6,533,953	12,910,632	12,986,048

Other Income
Service fee income	743,490	748,015	1,445,251	1,446,910
Equity in gains (losses) of limited partnerships	18,831	(78,169)	21,661	(224,611)
Commissions	154,281	175,145	296,990	350,254
Net gains on loan sales and servicing	216,774	572,703	611,969	922,766
Increase in cash surrender value of life insurance	247,000	501,542	505,000	795,542
Other income	87,571	70,897	127,533	105,108
Total other income	1,467,947	1,990,133	3,008,404	3,395,969

Other Expenses
Salaries and employee benefits	3,329,553	3,220,769	6,769,296	6,476,977
Net occupancy expenses	258,946	267,770	551,684	552,558
Equipment expenses	266,927	253,552	528,274	497,525
Data processing fees	149,665	150,987	346,727	309,674
Automated teller machine	158,084	119,949	301,605	234,348
Deposit insurance expense	22,030	22,065	44,041	45,214
Advertising and promotion	146,940	227,317	241,945	322,532
Other expenses	866,068	926,947	1,756,172	1,705,710
Total other expenses	5,198,213	5,189,356	10,539,745	10,144,538

Income Before Income Tax	2,576,812	3,334,730	5,379,291	6,237,479
Income tax expense	763,100	944,750	1,597,650	1,780,050

Net Income	$1,813,712	$2,389,980	$3,781,641	$4,457,429

Basic earnings per share	$0.38	$0.49	$0.79	$0.89

Diluted earnings per share	$0.37	$0.47	$0.77	$0.86

Dividends per share	$0.12	$0.10	$0.23	$0.20

See notes to consolidated condensed financial statements.

NEXT PAGE

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Six Months Ended June 30, 2004
(Unaudited)

	Common Stock					Accumulated
			Additional			Other	Unearned	Unearned
	Shares		paid-in	Comprehensive	Retained	Comprehensive	ESOP	RRP
	Outstanding	Amount	capital	Income	Earnings	Income	shares	shares	Total

Balances, December 31, 2003	5,293,155	$52,932	$38,052,080		$63,409,374	$233,738	($3,178,266)	($1,049,726)	$97,520,132

Comprehensive income
Net income for the period				$3,781,641	$3,781,641				3,781,641

Other comprehensive income, net of tax

Net unrealized losses on securities				(278,890)		(278,890)			(278,890)

Comprehensive income				$3,502,751

ESOP shares earned			219,856				158,920		378,776

Cash dividends ($.23 per share)					(1,179,482)				(1,179,482)

RRP shares earned								300,250	300,250

Stock repurchased and retired	(365,385)	(3,653)	(2,583,955)		(6,018,294)				(8,605,902)

Stock options exercised	21,675	217	314,071						314,288

Balances, June 30, 2004	4,949,445	$49,496	$36,002,052		$59,993,239	($45,152)	($3,019,346)	($749,476)	$92,230,813

See notes to consolidated condensed financial statements.

NEXT PAGE

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 30
	2004	2003

Operating Activities
Net income	$ 3,781,641	$ 4,457,429
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	756,500	750,000
Securities gains	2,817	10,454
Net loss on disposal of premise and equipment	4,068
Net loss on sale of real estate owned	178,048	66,754
Securities amortization, net	141,060	204,737
ESOP shares earned	378,776	348,007
RRP shares earned	300,250	225,000
Equity in (gains) losses of limited partnerships	(21,661)	224,611
Amortization of net loan origination costs	766,012	758,119
Amortization of core deposit intangibles and goodwill	6,861	6,861
Depreciation and amortization	530,087	484,246
Loans originated for sale	(14,144,370)	(32,157,642)
Proceeds from sales on loans held for sale	29,797,725	29,264,590
Gains on sales of loans held for sale	(479,084)	(922,766)
Change in
Interest receivable	64,789	(189,859)
Other assets	(193,619)	(837,278)
Interest payable	(14,755)	(232,436)
Other liabilities	88,616	521,105
Net change in cash surrender value of life insurance	(505,000)	(153,049)
Net cash provided by operating activities	21,438,761	2,828,883

Investing Activities
Purchases of securities available for sale	(12,752,333)	(6,754,024)
Proceeds from maturities and paydowns of securities available for sale	5,801,054	5,359,020
Proceeds from sales of securities available for sale	3,319,382	9,938,268
Net change in loans	(10,751,679)	(31,859,340)
Purchases of premises and equipment	(2,281,650)	(888,007)
Proceeds from real estate owned sales	441,179	1,074,018
Purchase of FHLB of Indianapolis stock	(511,400)	(92,700)
Purchase of interest in limited partnership		(500,000)
Distribution from limited partnership	50,335	640,923
Other investing activities		132,028
Net cash used by investing activities	(16,685,112)	(22,949,814)

Financing Activities
Net change in
Noninterest-bearing, interest bearing demand and savings deposits	16,844,535	13,385,090
Certificates of deposits	(25,572,050)	11,521,586
Repayment of note payable	(30,679)	(30,679)
Proceeds from FHLB advances	98,200,000	32,500,000
Repayment of FHLB advances	(90,054,919)	(33,300,852)
Net change in advances by borrowers for taxes and insurance	445,946	1,506,146
Stock repurchased	(8,605,902)	(5,864,122)
Proceeds from exercise of stock options	314,288	285,650
Cash Dividends	(1,179,482)	(1,021,139)
Net cash provided (used) by financing activities	(9,638,263)	18,981,680

Net Change in Cash and Cash Equivalents	(4,884,614)	(1,139,251)

Cash and Cash Equivalents, Beginning of Year	23,067,786	23,619,957

Cash and Cash Equivalents, End of Period	$ 18,183,172	$ 22,480,706

Additional Cash Flows Information
Interest paid	$ 8,577,485	$ 10,024,363
Income tax paid	1,472,000	2,020,000
Transfers from loans to foreclosed real estate	325,565	728,050
Loans transferred to loans held for sale	15,293,086
Mortgage servicing rights capitalized	296,148	286,280

See notes to consolidated condensed financial statements.

NEXT PAGE

MutualFirst Financial, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of MutualFirst Financial, Inc. (the "Company"), its wholly owned subsidiary, Mutual Federal Savings Bank, a federally chartered savings bank ("Mutual Federal"), and Mutual Federal's wholly owned subsidiary, Second MFSB Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The interim consolidated financial statements at June 30, 2004 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2003 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

The Company has a stock-based employee compensation plan that is described more fully in Notes to Financial Statements included in the December 31, 2003 Annual Report to Stockholders. The Company accounts for this plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. (Dollars in thousands except for per share data)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net income, as reported	$1,814	$2,390	$3,782	$4,457

Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	$(26)	$(39)	$(52)	$(78)
Pro forma net income	$1,788	$2,351	$3,730	$4,379

Earnings per share:
Basic - as reported	$0.38	$0.49	$0.79	$0.89
Basic - proforma	$0.38	$0.48	$0.78	$0.88
Diluted - as reported	$0.37	$0.47	$0.77	$0.86
Diluted - proforma	$0.37	$0.47	$0.76	$0.85

NEXT PAGE

Note 2:  Earnings per share

Earnings per share were computed as follows: (Dollars in thousands except per share data)

	Three Months Ended Ended June 30,
	2004			2003
	Income	Weighted- Average Shares	Per-Share Amount	Income	Weighted- Average Shares	Per-Share Amount
	(000's)			(000's)

Basic Earnings Per Share
Income available to common shareholders	$1,814	4,732,176	$0.38	$2,390	4,869,462	$0.49
Effect of Dilutive securities
Stock options and RRP grants		147,784			175,174
Diluted Earnings Per Share
Income available to common stockholders and assumed
conversions	$1,814	4,879,960	$0.37	$2,390	5,044,636	$0.47

	Six Months Ended Ended June 30,
	2004			2003
	Income	Weighted- Average Shares	Per-Share Amount	Income	Weighted- Average Shares	Per-Share Amount
	(000's)			(000's)

Basic Earnings Per Share
Income available to common shareholders	$3,782	4,764,922	$0.79	$4,457	5,002,173	$0.89
Effect of Dilutive securities
Stock options and RRP grants		163,935			164,592
Diluted Earnings Per Share

Income available to common stockholders and assumed
conversions	$3,782	4,928,857	$0.77	$4,457	5,166,765	$0.86

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

Mutual Federal was originally organized in 1889 and currently conducts its business from eighteen full service offices located in Delaware, Randolph, Grant, and Kosciusko counties, Indiana, with its main office located in Muncie. Mutual Federal's principal business consists of attracting deposits from the general public and originating fixed rate and adjustable rate loans secured primarily by first mortgage liens on one- to four- family residential real estate as well as commercial real estate and loans on consumer goods. The Savings Association Insurance Fund of the Federal Deposit Insurance Corporation insures Mutual Federal's deposit accounts up to applicable limits.

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

NEXT PAGE

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

Forward Looking Statements

This quarterly report on Form 10-Q ("Form 10-Q") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company, its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risk and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; the loss of deposits and loan demand to competitors; substantial changes in financial markets; changes in real estate values and the real estate market; and regulatory changes.

The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

NEXT PAGE

Financial Condition

Assets totaled $818.4 million at June 30, 2004, a decrease from December 31, 2003 of $5.4 million, or .7%. Gross loans, excluding loans held for sale, decreased $6.1 million, or .9%. Consumer loans increased $2.8 million, or 1.5%, and commercial business loans increased $3.8 million, or 8.6%, while residential and commercial mortgage loans held in the portfolio decreased $12.0 million, or 2.5%. The primary reason for the decrease was the sale of fixed rate mortgage loans during the first half of the year, totaling $29.6 million, in order to reduce our interest rate risk exposure.

Allowance for loan losses increased $241,000 from $6.8 million at December 31, 2003 to $7.0 million at June 30, 2004. Net charge offs for the first half of 2004 were $516,000 or .15% of average loans on an annualized basis compared to $497,000, or .15% of average loans for the comparable period in 2003. As of June 30, 2004, the allowance for loan losses as a percentage of non-performing loans and loans receivable was 179.59% and 1.00%, respectively, compared to 208.26% and .95%, respectively at December 31, 2003.

Total deposits were $570.6 million at June 30, 2004, a decrease of $8.7 million, or 1.5% from December 31, 2003. This decrease consists of a $17.8 million decrease in volatile short term public funds offset by a $9.1 million increase in retail deposits. This increase in retail deposits consists of a $16.9 million increase in core savings, checking and DMMA accounts offset by the $7.8 million decrease in certificates in deposit. Total borrowings increased $8.2 million to $145.3 million at June 30, 2004 from $137.1 million at December 31, 2003, to offset the overall decrease in deposits.

Stockholders' equity decreased $5.3 million, or 5.4%, from $97.5 million at December 31, 2003, to $92.2 million at June 30, 2004. The decrease was due primarily to the repurchase of 365,385 shares of common stock for $8.6 million and dividend payments of $1.2 million. These decreases were partially offset by net income of $3.8 million, Employee Stock Ownership Plan (ESOP) shares earned of $379,000, and RRP shares earned of $300,000. Also, the market value of securities available for sale compared to their book value decreased $279,000 from a gain of $234,000 at December 31, 2003 to a loss of $45,000 at June 30, 2004.

Comparison of the Operating Results for the Three Months Ended June 30, 2004 and 2003

Net income for the quarter ended June 30, 2004 was $1.8 million, or $.38 for basic and $.37 for diluted earnings per share. This compared to net income for the comparable period in 2003 of $2.4 million, or $.49 for basic and $.47 for diluted earnings per share. Annualized return on average assets was .89% and return on average equity was 7.59% for the second quarter of 2004, compared to 1.21% and 10.15%, respectively, for the same period last year.

Interest income decreased $689,000, or 5.9%, from $11.7 million for the three months ended June 30, 2003 to $11.0 million for the three months ended June 30, 2004 due to a decrease in the yield on average interest-earning assets from 6.47% for the 2003 period to 5.91% for the 2004 period. The decrease in average yield was partially offset by an increase in average interest-earning assets from $725.7 million during the three months ended June 30, 2003 to $747.7 million during the second quarter in 2004. Interest expense decreased $618,000, or 12.8%, from $4.8 million for the three months ended June, 2003, to $4.2 million for the three months ended June 30, 2004 due to a decrease in the average cost of interest-bearing liabilities from 2.83% for the 2003 period to 2.39% for the 2004 period. The decrease in average cost was partially offset by an increase in the average interest-bearing liabilities from $682.2 million during the three months ended June 30, 2003 to $705.2 million during the comparable period in 2004. As a result, net interest income decreased $72,000 from $6.9 million for the three months ended June 30, 2003, to $6.8 million for the three months ended June 30, 2004.

The net interest margin decreased from 3.81% for the three-month period ended June 30, 2003, to 3.66% for the comparable period in 2004 as yields on interest-earning assets decreased at a slightly faster rate than the decrease in the cost of interest-bearing liabilities. This lower margin was partially offset by a $22.0 million increase in average interest-earning assets when comparing the second quarter of 2004 to that of 2003. On a sequential basis, the net interest margin increased from 3.64% for the first quarter of this year to 3.66% for the current quarter. This is the second successive quarter that the interest margin has increased as the net interest margin for the fourth quarter of 2003 was 3.59%. It appears that the interest rate cycle is beginning to shift to a rising rate environment. If this continues, our interest margin should increase over the next several quarters given the asset sensitive nature of our balance sheet on a short term basis.

The provision for loan losses for the second quarter of 2004 was $530,000, compared to $375,000 for last year's comparable period. Non-performing loans to total loans at June 30, 2004 were .55% compared to .58% at June 30, 2003. Non-performing assets to total assets were .57% at June 30, 2004 compared to .68% at June 30, 2003. The reason for the increased loan loss provision was the re-classification of two non-performing commercial credits totaling $720,000 from substandard to doubtful. With this quarter's addition to the loan loss provision management believes loan loss reserves to be adequate.

NEXT PAGE

Non-interest income decreased $522,000 or 26.2%, to $1.5 million for the three months ended June 30, 2004 compared to $2.0 million for the same period in 2003. Due to reduced mortgage refinancing activity in the 2004 quarter, gain on sale of loans (including a $140,000 reduction in mortgage servicing rights reserve) was $217,000, down from $573,000 in the comparable 2003 quarter. Also, the increase in cash surrender value of life insurance was $255,000 less for the second quarter in 2004 when compared to the comparable 2003 quarter due to the receipt of life insurance proceeds in 2003 following the death of a former director of Marion Capital Holdings Inc. (a December, 2000 merger partner).

Non-interest expense remained steady at $5.2 million when comparing the three months ended June 30, 2004 to the same period in 2003.

Income tax expense decreased $182,000 for the three months ended June 30, 2004 compared to the same period in 2003. The decrease resulted from decreased taxable income, partially offset by an increase in the effective tax rate from 28.3% to 29.6% was due to a decrease in available low-income housing credits.

Comparison of the Operating Results for the Six-Months Ended June 30, 2004 and 2003.

Net income for the six months ended June 30, 2004 was $3.8 million or $.79 for basic and $.77 for diluted earnings per share. This compared to net income for the comparable period in 2003 of $4.5 million or $.89 for basic and $.86 for diluted earnings per share. The 10.5% decrease in diluted earnings per share was primarily a result of reduced gain on sale of mortgage loans and smaller cash surrender value appreciation when compared to the same period in 2003. Annualized return on average assets was .93% and return on average equity was 7.84% for the first half of 2004 compared to 1.14% and 9.41% respectively, for the same period of last year.

Interest income decreased $1.3 million, or 5.5% from $23.5 million for the six months ended June 30, 2003 to $22.2 million for the six months ended June 30, 2004. Interest expense decreased $1.2 million, or 12.4% from $9.8 million for the six months ended June 30, 2003 to $8.6 million for the same period in 2004. As a result, net interest income decreased $69,000 for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The net interest margin decreased from 3.83% for the six-month period ended June 30, 2003, to 3.65% for the comparable period in 2004 as yields on interest-earning assets decreased at a slightly faster rate than the decrease in the cost of interest-bearing liabilities. This lower margin was partially offset by a $31.4 million increase in average interest-earning assets when comparing the first half of 2004 to that of 2003. As market rates reverse their downward trend and begin increasing, our margin should increase slightly due to the asset sensitive nature of our balance sheet on a short term basis.

Non-interest income for the six months ended June 30, 2004 decreased $388,000 from $3.4 million for the six months ended June 30, 2003 to $3.0 million. Due to reduced mortgage refinancing activity in the first half of 2004 quarter, gain on sale of loans (including a $140,000 reduction in mortgage servicing rights reserve) was $612,000, down from $923,000 in the comparable 2003 period. Also, the increase in cash surrender value of life insurance was $291,000 less for the first half in 2004 when compared to the comparable 2003 period due to the receipt of life insurance proceeds in 2003 following the death of a former director of Marion Capital Holdings Inc. (a December, 2000 merger partner). These decreases were partially offset by a gain in equity of limited partnerships of $22,000 in the first half of 2004 compared to a loss of $225,000 in the comparable period in 2003.

NEXT PAGE

For the six-month period, non-interest expense was up $395,000 when comparing the first half of 2004 to the same period in 2003. The majority of this increase was due to a $116,000 increase in health insurance premium costs, a reduction of deferred compensation relating to mortgage originations of $106,000, and a $106,000 increase in the cost of RRP and ESOP plans due to increased market value of Company stock compared to the first six months of 2003.

For the six-month period ended June 30, 2004, income tax expense decreased $182,000 compared to the same period in 2003. The decrease was due primarily to decreased taxable income, partially offset by an increase in the effective tax rate from 28.5% to 29.7%.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year. As of June 30, 2004, Mutual Federal had liquid assets of $56.5 million and a liquidity ratio of 8.02%.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

Presented below as of June 30, 2004 and 2003 is an analysis of Mutual Federal's interest rate risk as measured by changes in Mutual Federal's net portfolio value ("NPV") assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments.

June 30, 2004

Net Portfolio Value

Changes				NPV as % of PV of Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	66,192	-24,370	-27%	8.70%	-236 bp
+200 bp	75,944	-14,618	-16%	9.73%	-132 bp
+100 bp	84,799	-5,763	-6%	10.60%	-46 bp
0 bp	90,562			11.06%
-100 bp	88,411	-2,150	-2%	10.61%	-44 bp
-200 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)
-300 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)

June 30, 2003 Net Portfolio Value
Changes				NPV as % of PV of Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	65,065	-23,346	-30%	8.69%	-284 bp
+200 bp	76,444	-11,967	-18%	9.93%	-160 bp
+100 bp	86,330	-2,081	-8%	10.92%	-61 bp
0 bp	93,436			11.53%
-100 bp	90,761	2,350	-3%	11.02%	-51 bp
-200 bp	n/m (1)	n/m (1)	n/m (1)	n/m (1)	n/m (1)
-300 bp	n/m (1)	n/m (1)	n/m (1)	n/m (1)	n/m (1)

(1) Not meaningful because some market rates would compute to a rate less than zero.

NEXT PAGE

The analysis at June 30, 2004 indicates that there have been no material changes in market interest rates for Mutual Federal's interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company's annual report on Form 10-K for the period ended December 31, 2003.

Item 4.  Controls and Procedures.

(a)	An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(c) under the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedure as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the act) that occurred during the quarter ended June 30, 2004 that has materially affected, or is likely to materially affect our internal control over financial reporting.

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
On September 11, 2002, the Company's Board of Directors authorized management to repurchase up to 10% of the Company's outstanding common stock, or approximately 566,000 shares, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. Information on the shares purchased during the second quarter of 2004 is as follows.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2004 - April 30, 2004	20,000	$24.41	20,000	27,542(1)
May 1, 2004 - May 31, 2004	7,542	23.55	7,542	7,542
June 1, 2004 - June 30, 2004	0		0	0

	27,542	$24.18	27,542	0

(1)   Amount represents the number of shares available to be repurchased under the plan as of March 31, 2004.

Also, on March 10, 2004 the Company's Board of Directors authorized management to repurchase an additional 10% of the Company's outstanding stock, or approximately 520,000 shares over a twelve-month period. Information on the shares purchased during the second quarter of 2004 is as follows.
	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

April 1, 2004 - April 30, 2004	0	0.00	0	520,000(1)
May 1, 2004 - May 31, 2004	176,458	$23.01	176,458	343,542
June 1, 2004 - June 30, 2004	59,280	22.42	59,280	284,736

	235,738	$22.86	235,738

(1)   Amount represents the number of shares available to be repurchased under the plan as of March 31, 2004.

NEXT PAGE

Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submission of Matters to Vote of Security Holders.
The following is a record of the votes cast at the Company's Meeting of Stockholders in the election of directors of the Company:
	FOR	VOTE WITHHELD
Edward J. Dobrow	4,526,575	18,679
Julie A. Skinner	4,535,472	9,782
John M. Dalton	4,482,794	62,460
David W. Heeter	4,497,679	47,575
Patrick C. Botts	4,496,388	48,866

Accordingly, the individuals named above, with the exception of Mr. Botts, were declared to be duly elected directors of the Company for a three-year term to expire in 2007. Mr. Botts was duly elected as a director of the Company with a two-year term to expire in 2006.

The following is a record of the votes cast for the proposal to ratify the appointment of BKD,LLP as the Company's independent auditors for the fiscal year ending December 31, 2004.
FOR	4,504,731
AGAINST	34,985
ABSTAIN	5,538
Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Company.
Item 5.	Other Information.
None.
Item 6.	Exhibits and Reports on Form 8-K.
(a) Exhibits
Exhibit 31 - Rule 13a - 14(a) Certifications
Exhibit 32 - Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2003.
(b) A Form 8-K Current Report was filed on April 22, 2004 by the registrant to announce it issued a press release announcing its first quarter 2004 earnings.

NEXT PAGE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MutualFirst Financial, Inc.

Date: August 6, 2004	By: /s/ David W. Heeter
David W. Heeter President and Chief Executive Officer

Date: August 6, 2004	By: /s/ Timothy J. McArdle
Timothy J. McArdle Senior Vice President and Treasurer

END