Form 10-Q
period 2004-09-30
MUTUALFIRST FINANCIAL INC
filed 2004-11-09
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM - TO

Commission File Number: 000-27905

MutualFirst Financial, Inc. (Exact Name of registrant specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	35-2085640 (I.R.S. Employer Identification Number)

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

The number of shares of the Registrant's common stock, with $.01 par value, outstanding as of September 30, 2004, was 4,781,778.

NEXT PAGE

FORM 10 - Q

MutualFirst Financial, Inc.

Signature Page

Certifications	Exhibit 31.1 Exhibit 31.2 Exhibit 32

NEXT PAGE

PART 1 FINANCIAL INFORMATION

ITEM 1. Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	September 30,	December 31,
	2004	2003
	(Unaudited)

Assets
Cash	$17,187,719	$21,073,754
Interest-bearing deposits	661,013	1,994,032
Cash and cash equivalents	17,848,732	23,067,786
Investment securities available for sale	39,639,658	33,471,986
Loans held for sale	1,371,361	1,975,277
Loans	713,051,365	710,760,014
Allowance for loan losses	(7,023,441)	(6,779,218)
Net loans	706,027,924	703,980,796
Premises and equipment	12,054,374	10,070,804
Federal Home Loan Bank of Indianapolis stock, at cost	7,873,800	7,264,200
Investment in limited partnerships	5,092,222	5,087,752
Cash surrender value of life insurance	26,900,357	26,140,357
Foreclosed real estate	284,680	596,740
Interest receivable	3,168,104	3,193,848
Core deposit intangibles and goodwill	897,447	907,739
Deferred income tax benefit	4,051,024	3,846,184
Other assets	4,932,462	4,187,369

Total assets	$830,142,145	$823,790,838

Liabilities
Deposits
Non-interest-bearing	$37,527,450	$32,137,746
Interest bearing	550,011,421	547,224,644
Total deposits	587,538,871	579,362,390
Federal Home Loan Bank advances	133,963,290	134,592,151
Other borrowings	4,381,026	2,510,568
Advances by borrowers for taxes and insurance	1,937,015	1,448,488
Interest payable	1,235,422	851,487
Other liabilities	11,354,899	7,505,622
Total liabilities	740,410,523	726,270,706

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued --- 5,000,000 shares
Common stock, $.01 par value
Authorized --- 20,000,000 shares
Issued and outstanding ---4,781,778 and 5,293,155 shares	47,819	52,932
Additional paid-in capital	34,970,824	38,052,080
Retained earnings	58,274,549	63,409,374
Accumulated other comprehensive income	(22,358)	233,738
Unearned employee stock ownership plan (ESOP) shares	(2,939,886)	(3,178,266)
Unearned recognition and retention plan (RRP) shares	(599,326)	(1,049,726)
Total stockholders' equity	89,731,622	97,520,132

Total liabilities and stockholders' equity	$830,142,145	$823,790,838

See notes to consolidated condensed financial statements.

NEXT PAGE

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Interest Income
Loans receivable, including fees	$10,619,873	$11,200,320	$32,068,611	$33,832,520
Investment securities:
Mortgage-backed securities	102,862	67,939	341,367	368,148
Federal Home Loan Bank stock	81,327	80,067	250,642	274,005
Other investments	170,038	171,502	540,818	534,024
Deposits with financial institutions	4,937	12,534	22,217	51,640
Total interest income	10,979,037	11,532,362	33,223,655	35,060,337

Interest Expense
Passbook savings	39,682	53,334	116,661	238,295
Certificates of deposit	2,854,568	3,133,980	8,453,799	9,673,032
Daily Money Market accounts	172,942	117,548	431,395	370,591
Demand and NOW acounts	32,953	48,931	101,789	148,141
Federal Home Loan Bank advances	1,252,500	1,327,198	3,795,274	4,011,648
Other interest expense	15,606	15,606	46,818	46,818
Total interest expense	4,368,251	4,696,597	12,945,736	14,488,525

Net Interest Income	6,610,786	6,835,765	20,277,919	20,571,812
Provision for losses on loans	350,000	325,000	1,106,500	1,075,000
Net Interest Income After Provision for Loan Losses	6,260,786	6,510,765	19,171,419	19,496,812

Other Income
Service fee income	806,014	744,732	2,251,265	2,191,642
Net realized loss on sale of available-for-sale securities	0	0	(2,817)	0
Equity in gains (losses) of limited partnerships	68,831	(37,669)	90,491	(262,280)
Commissions	225,219	177,641	522,209	527,896
Net gains (losses) on loan sales and servicing	151,643	(49,653)	763,611	873,113
Increase in cash surrender value o life insurance	255,000	254,000	760,000	1,049,542
Other income	63,056	44,777	193,407	149,885
Total other income	1,569,763	1,133,828	4,578,166	4,529,798

Other Expenses
Salaries and employee benefits	3,304,080	3,123,622	10,073,376	9,600,599
Net occupancy expenses	296,754	290,523	848,438	843,082
Equipment expenses	298,818	292,995	827,092	790,520
Data processing fees	178,982	139,660	525,710	449,334
Automated teller machine	151,897	124,788	453,502	359,135
Deposit insurance expense	20,965	22,052	65,006	67,266
Advertising and promotion	207,509	203,021	449,454	525,552
Other expenses	999,641	821,169	2,755,813	2,526,880
Total other expenses	5,458,646	5,017,830	15,998,391	15,162,368

Income Before Income Tax	2,371,903	2,626,763	7,751,194	8,864,242
Income tax expense	647,550	644,050	2,245,200	2,424,100

Net Income	$1,724,353	$1,982,713	$5,505,994	$6,440,142

Basic earnings per share	$0.38	$0.41	$1.17	$1.28
Diluted earnings per share	$0.37	$0.39	$1.13	$1.24
Dividends per share	$0.12	$0.11	$0.35	$0.31

See notes to consolidated condensed financial statements.

NEXT PAGE

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2004
(Unaudited)

	Common Stock					Accumulated
			Additional			Other	Unearned	Unearned
	Shares		paid-in	Comprehensive	Retained	Comprehensive	ESOP	RRP
	Outstanding	Amount	capital	Income	Earnings	Income	shares	shares	Total

Balances, December 31, 2003	5,293,155	$52,932	$38,052,080		$63,409,374	$233,738	($3,178,266)	($1,049,726)	$97,520,132

Comprehensive income

Net income for the period				$5,505,994	$5,505,994				5,505,994

Other comprehensive income, net of tax

Net unrealized losses on securities				(256,096)		(256,096)			(256,096)

Comprehensive income				$5,249,898

ESOP shares earned			321,698				238,380		560,078

Cash dividends ($.35 per share)					(1,784,665)				(1,784,665)

RRP shares earned								450,400	450,400

Stock repurchased and retired	(535,852)	(5,358)	(3,757,597)		(8,856,154)				(12,619,109)

Stock options exercised	24,475	245	354,643						354,888

Balances, September 30, 2004	4,781,778	$47,819	$34,970,824		$58,274,549	($22,358)	($2,939,886)	($599,326)	$89,731,622

See notes to consolidated condensed financial statements.

NEXT PAGE

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30
	2004	2003

Operating Activities
Net income	$5,505,994	$6,440,142
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,106,500	1,075,000
Securities losses	2,817	10,454
Net loss on disposal of premise and equipment	4,068	230
Net loss on sale of real estate owned	113,412	126,805
Securities amortization (accretion), net	211,658	353,591
ESOP shares earned	560,078	544,545
RRP shares earned	450,400	337,500
Equity in (gains) losses of limited partnerships	(90,491)	262,280
Amortization of net loan origination costs	1,220,213	1,112,179
Amortization of core deposit intangibles and goodwill	10,292	10,292
Depreciation and amortization	800,529	772,414
Deferred income tax	(34,109)
Loans originated for sale	(20,314,924)	(39,573,534)
Proceeds from sales on loans held for sale	36,850,735	46,266,884
Gains on sales of loans held for sale	(638,809)	(1,193,113)
Change in
Interest receivable	25,744	(30,361)
Other assets	(745,091)	(763,198)
Interest payable	383,935	180,483
Other liabilities	3,947,943	1,435,743
Net change in cash surrender value of life insurance	(760,000)	(407,049)
Other adjustments
Net cash provided by operating activities	28,610,894	16,961,287

Investing Activities
Purchases of securities available for sale	(19,092,967)	(8,108,837)
Proceeds from maturities and paydowns of securities available for sale	8,880,972	8,941,306
Proceeds from sales of securities available for sale	3,403,019	10,298,656
Net change in loans	(20,285,096)	(56,029,295)
Purchases of premises and equipment	(2,788,167)	(1,332,036)
Proceeds from real estate owned sales	816,817	1,450,341
Purchase of FHLB of Indianapolis stock	(609,600)	(180,700)
Purchase of interest in limited partnership		(500,000)
Distribution from limited partnership	86,022	666,091
Other investing activities		148,821
Net cash used by investing activities	(29,589,000)	(44,645,653)

Financing Activities
Net change in
Noninterest-bearing, interest bearing demand and savings deposits	17,599,725	13,501,576
Certificates of deposits	(9,423,244)	12,181,363
Repayment of note payable	(427,560)	(435,487)
Proceeds from FHLB advances	178,700,000	77,000,000
Repayment of FHLB advances	(179,380,710)	(67,880,184)
Net change in other borrowings	2,251,200	-
Net change in advances by borrowers for taxes and insurance	488,527	2,258,926
Stock repurchase	(12,619,109)	(6,117,622)
Proceeds from exercise of stock options	354,888	314,650
Cash Dividends	(1,784,665)	(1,595,054)
Net cash provided by financing activities	(4,240,948)	29,228,168

Net Change in Cash and Cash Equivalents	(5,219,054)	1,543,802

Cash and Cash Equivalents, Beginning of Year	23,067,786	23,619,957
Cash and Cash Equivalents, End of Period	$17,848,732	$25,163,759
Additional Cash Flows Information
Interest paid	$12,561,801	$14,308,042
Income tax paid	1,672,000	2,220,000
Transfers from loans to foreclosed real estate	618,169	970,598
Loans transferred to loans held for sale	15,293,086
Mortgage servicing rights capitalized	365,776	449,750

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

The interim consolidated financial statements at September 30, 2004 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

NEXT PAGE

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net income, as reported	$1,724	$1,983	$5,506	$6,440

Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	($26)	($39)	($78)	($117)
Pro forma net income	$1,698	$1,944	$5,428	$6,323

Earnings per share:
Basic - as reported	$0.38	$0.41	$1.17	$1.28
Basic - proforma	$0.37	$0.40	$1.16	$1.26
Diluted - as reported	$0.37	$0.39	$1.13	$1.24
Diluted - proforma	$0.36	$0.38	$1.12	$1.22

Note 2: Earnings per share

Earnings per share were computed as follows:

	Three Months Ended Ended September 30,
	2004			2003
	Income	Weighted- Average Shares	Per-Share Amount	Income	Weighted- Average Shares	Per-Share Amount
	(000's)			(000's)

Basic Earnings Per Share
Income available to common shareholders	$1,724	4,557,861	$0.38	$1,983	4,876,306	$0.41
Effect of Dilutive securities
Stock options and RRP grants		141,002			194,438
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$1,724	4,698,863	$0.37	$1,983	5,070,744	$0.39

	Nine Months Ended Ended September 30,
	2004			2003
	Income	Weighted- Average Shares	Per-Share Amount	Income	Weighted- Average Shares	Per-Share Amount
	(000's)			(000's)

Basic Earnings Per Share
Income available to common shareholders	$5,506	4,695,246	$1.17	$6,440	5,014,673	$1.28
Effect of Dilutive securities
Stock options and RRP grants		156,275			174,523
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$5,506	4,851,521	$1.13	$6,440	5,189,196	$1.24

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

Critical Accounting Policies

The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies presented on pages 23 to 25 of the Annual Report to Shareholders for the year ended December 31, 2003. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets, mortgage servicing rights and intangible assets.

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

NEXT PAGE

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

NEXT PAGE

Overview

The Company's results of operations depend primarily on the level of net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and costs incurred with respect to interest-bearing liabilities, primarily deposits and borrowings. The structure of our interest-earning assets versus the structure of interest-bearing liabilities along with the shape of the yield curve has a direct impact on our net interest income.

Historically, our interest-earning assets have been longer term in nature (i.e. fixed-rate mortgage loans) and interest-bearing liabilities have been shorter term (i.e. certificates of deposit, regular savings accounts etc). This structure would impact net interest income favorably in a decreasing rate environment, assuming a normally shaped yield curve, as the rates on interest bearing liabilities would decrease more rapidly than rates on the interest earning assets. Conversely, in an increasing rate environment, assuming a normally shaped yield curve, net interest income would be impacted unfavorably as rates on interest bearing assets would increase at a slower rate than rates on interest bearing liabilities.

Since 2000 it has been the Company's strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of consumer and commercial loans to total loans has increased from 35% at the end of 2000 to 44% currently. On the liability side of the balance sheet, the Company is employing strategies to increase the balance of core deposit accounts such as low cost checking and money market accounts. The percentage of core deposits to total deposits has increased from 33% to 38% over this time period. These are ongoing strategies that are dependent on current market conditions and competition.

The Company converted to a public company at the end of 1999, and at the end of 2000 bought a $200 million thrift for stock. Since that time the Company has been buying back the Company's stock to manage capital levels and enhance earnings per share. During the first nine months of 2004, the Company used $12.6 million for this purpose, thereby reducing earning assets from where they otherwise would have been and correspondingly reducing net interest income.

During the same time, in keeping with its strategic objective to reduce interest rate risk exposure, the Company sold $36.6 million of long term fixed rate loans which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $764,000 in the first nine months of this year.

Results of operations also depend upon the level of the Company's non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses.

NEXT PAGE

Financial Condition

Assets totaled $830.1 million at September 30, 2004, an increase from December 31, 2003 of $6.4 million, or .8%. Gross loans, excluding loans held for sale, increased $2.3 million, or .3%. Consumer loans increased $5.2 million, or 2.7%, and commercial business loans increased $6.5 million, or 14.6%, while residential and commercial mortgage loans held in the portfolio decreased $9.4 million, or 2.0%. The increase in consumer loans (primarily home equity related) can be attributed to the continued low interest rate environment, while the increase in commercial business loans is primarily due to increased line of credit usage. The primary reason for the decrease in mortgage loans was the sale of fixed rate mortgage loans during the first nine months of the year, totaling $36.6 million, in order to reduce our interest rate risk exposure.

Allowance for loan losses increased $244,000 from $6.8 million at December 31, 2003 to $7.0 million at September 30, 2004. Net charge offs for the first nine months of 2004 were $865,000 or .16% of average loans on an annualized basis compared to $654,000, or .13% of average loans for the comparable period in 2003. This can be attributed to an increase in commercial business loan charge offs of $339,000. As of September 30, 2004 allowance for loan losses as a percentage of non-performing loans and loans receivable was 172.85% and .98%, respectively, compared to 208.26% and .95%, respectively at December 31, 2003.

Total deposits were $587.5 million at September 30, 2004 an increase of $8.2 million, or 1.4% from December 31, 2003. Excluding a $2.2 million decrease in volatile short term public funds, retail deposits grew $10.4 million with certificates of deposits shrinking $7.2 million and core savings, checking and DMMA accounts growing by $17.6 million, in keeping with our strategic objective of growing core deposits. Total borrowings increased $1.2 million to $138.3 million at September 30, 2004 from $137.1 million at December 31, 2003.

Stockholders' equity decreased $7.8 million, or 8.0%, from $97.5 million at December 31, 2003, to $89.7 million at September 30, 2004. The decrease was due primarily to the repurchase of 535,852 shares of common stock for $12.6 million and dividend payments of $1.8 million. These decreases were partially offset by net income of $5.5 million, Employee Stock Ownership Plan (ESOP) shares earned of $560,000, Recognition and Retention Plan (RRP) shares earned of $450,000 and stock options exercised for $355,000. Also, the market value of securities available for sale compared to their book value decreased $256,000 from a gain of $234,000 at December 31, 2003 to a loss of $22,000 at September 30, 2004.

Comparison of the Operating Results for the Three Months Ended September 30, 2004 and 2003

Net income for the quarter ended September 30, 2004 was $1.7 million, or $.38 for basic and $.37 for diluted earnings per share. This compared to net income for the comparable period in 2003 of $2.0 million, or $.41 for basic and $.39 for diluted earnings per share. Annualized return on average assets was .84% and return on average equity was 7.62% for the third quarter of 2004, compared to ..98% and 8.27%, respectively, for the same period last year.

NEXT PAGE

Interest income decreased $553,000, or 4.8%, from $11.5 million for the three months ended September 30, 2003 to $11.0 million for the three months ended September 30, 2004 due to a decrease in the yield on average interest-earning assets from 6.24% for the 2003 period to 5.83% for the 2004 period. The decrease in average yield was partially offset by an increase in average interest-earning assets from $739.0 million during the three months ended September 30, 2003 to $753.4 million during the third quarter in 2004. Interest expense decreased $328,000 or 7.0%, from $4.7 million for the three months ended September, 2003, to $4.4 million for the three months ended September 30, 2004 due to a decrease in the average cost of interest-bearing liabilities from 2.71% for the 2003 period to 2.44% for the 2004 period. The decrease in average cost was partially offset by an increase in the average interest-bearing liabilities from $694.2 million during the three months ended September 30, 2003 to $715.0 million during the comparable period in 2004. As a result, net interest income decreased $225,000 from $6.8 million for the three months ended September 30, 2003, to $6.6 million for the three months ended September 30, 2004.

The net interest margin decreased from 3.70% for the three-month period ended September 30, 2003, to 3.51% for the comparable period in 2004 as yields on interest-earning assets decreased at a slightly faster rate than the decrease in the cost of interest-bearing liabilities. In addition, since September 30 of 2003, MutualFirst has repurchased over $12 million of its stock to manage capital. An additional impact of these repurchases is to reduce net earning assets and therefore lower net interest income, while at the same time increasing earnings per share due to the decreased number of shares outstanding.

The provision for loan losses for the third quarter of 2004 was $350,000 compared to $325,000 for last year's comparable period. Non-performing loans to total loans at September 30, 2004 were .57% compared to .42% at September 30, 2003. Non-performing assets to total assets were .61% at September 30, 2004 compared to .52% at September 30, 2003. The reason for the increased loan loss provision was due to an increase in charge offs (mentioned above) and an increase in classified loans when comparing the current quarter to the year ago quarter. Management believes loan loss reserves to be adequate.

Non-interest income increased $436,000 or 38.4%, to $1.6 million for the three months ended September 30, 2004 compared to $1.1 million for the same period in 2003. The increase was primarily due to an increase in the gain on sale of loans of $201,000 in the third quarter of 2004 compared to the third quarter of 2003 which included a $320,000 valuation impairment allowance to mortgage servicing rights. Also, service fee income and commissions were up $109,000 when comparing the current quarter to the year ago quarter due to an increased number of checking accounts outstanding and increased sales of investment products. In September the Bank began offering overdraft privilege to its checking account customers and it is anticipated that this service will increase service fee income over the next several quarters. In addition, equity in gains of limited partnerships was up $107,000 when compared to the year ago quarter due to higher occupancy rates and lower or deferred operating expenses. These limited partnerships invest in low income housing projects which provide tax credits and a limited amount of cash flow to their equity owners. Management believes future GAAP earnings on these projects will be negligible.

Non-interest expense increased $441,000 or 8.8% to $5.5 million for the three months ended September 30, 2004 compared to $5.0 million for the same period in 2003. Salaries and employee benefits were up $180,000, primarily due to a $73,000 increase in health insurance premiums and a $47,000 reduction of deferred compensation related to lower mortgage originations when comparing the two quarters. Other expenses were up due to a new branch opening, increased software maintenance costs, increased operational charge offs and increased data processing costs.

NEXT PAGE

Income tax expense was little changed for the three months ended September 30, 2004 compared to the same period in 2003 due to lower taxable income being offset by a higher effective tax rate due to less tax credits.

Comparison of the Operating Results for the Nine-Months Ended September 30, 2004 and 2003.

Net income for the nine months ended September 30, 2004 was $5.5 million or $1.17 for basic and $1.13 for diluted earnings per share. This compared to net income for the comparable period in 2003 of $6.4 million or $1.28 for basic and $1.24 for diluted earnings per share. Annualized return on assets was .90% and return on equity was 7.74% for the first nine months of 2004 compared to 1.09% and 9.03% respectively, for the same period of last year.

Interest income decreased $1.8 million, or 5.2% from $35.1 million for the nine months ended September 30, 2003 to $33.2 million for the nine months ended September 30, 2004 due to a decrease in the yield on average interest-earning assets from 6.45% for the 2003 period to 5.90% for the 2004 period. The decrease in average yield was partially offset by an increase in average interest-earning assets from $724.9 million during the nine months ended September 30, 2003 to $751.1 million during the same nine months in 2004. Interest expense decreased $1.5 million, or 10.6% from $14.5 million for the nine months ended September 30, 2003 to $12.9 million for the same period in 2004 due to a decrease in the average cost of interest-bearing liabilities from 2.84% for the 2003 period to 2.44% for the 2004 period. The decrease in average cost was partially offset by an increase in the average interest-bearing liabilities from $680.4 million during the nine months ended September 30, 2003 to $708.3 million during the comparable period in 2004. As a result, net interest income decreased $294,000 for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

The net interest margin decreased from 3.78% for the nine-month period ended September 30, 2003, to 3.60% for the comparable period in 2004 as yields on interest-earning assets decreased at a slightly faster rate than the decrease in the cost of interest-bearing liabilities. In addition, since September 30 of 2003, MutualFirst has repurchased over $12 million of its stock to manage capital. An additional impact of these repurchases is to reduce net earning assets and therefore lower net interest income, while at the same time increasing earnings per share due to the decreased number of shares outstanding.

Non-interest income for the nine months ended September 30, 2004 increased $48,000 from $4.5 million for the nine months ended September 30, 2003 to $4.6 million. An increase in the equity in gains of limited partnerships (see discussion above) of $353,000 was partially offset by a lower increase in cash surrender value of life insurance of $290,000 in the 2004 period compared to the comparable period in 2003 which included life insurance proceeds following the death of a former director.

For the nine-month period non-interest expense was up $836,000 or 5.5% when comparing the first nine months of 2004 to the same period in 2003. The majority of this increase was due to a $473,000 increase in salaries and employee benefits which included a $189,000 increase in health insurance premium costs, a reduction of deferred compensation relating to lower mortgage originations of $153,000, and a $113,000 increase in the cost of the RRP plan. Other expenses were up due to a new branch opening with an ATM, increased software maintenance costs, increased operational charge offs due to several robberies and increased data processing costs.

NEXT PAGE

For the nine-month period ended September 30, 2004, income tax expense decreased $179,000 compared to the same period in 2003. The decrease was due primarily to decreased taxable income. Because of lower tax credits the effective tax rate increased from 27.3% to 29.0% when comparing the two nine month periods ended September 30, 2003 and 2004, respectively.

Recent Development

On November 9, 2004, the Company announced that it had entered into a separation agreement with Steven L. Banks as Director and Senior Vice President of the Company and Director and Senior Vice President and Chief Operating Officer of Grant County for Mutual Federal Savings Bank. The effective date is November 12, 2004. Mr. Banks had served in those capacities since the merger of Marion Capital Holdings with MutualFirst Financial, Inc. in December, 2000.

In accordance with the terms of the agreement, Mr. Banks will receive a payment for the remaining term of his Employment Agreement and the required payments under the Supplemental Retirement Agreements entered into prior to the merger in 2000. The total of these payments will reduce fourth quarter after-tax earnings by approximately $1.7 million or $.36 on a per share basis.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year. As of September 30, 2004, Mutual Federal had liquid assets of $54.1 million and a liquidity ratio of 7.56%.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Presented below as of September 30, 2004 and 2003 is an analysis of Mutual Federal's interest rate risk as measured by changes in Mutual Federal's net portfolio value ("NPV") assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments.

September 30, 2004
Net Portfolio Value

Changes In Rates	$ Amount	$ Change	% Change	NPV as % of PV of Assets NPV Ratio	Change

+300 bp	67,780	-29,331	-30%	8.78%	-290 bp
+200 bp	78,746	-18,365	-19%	9.95%	-173 bp
+100 bp	89,079	-8,032	-8%	10.97%	-70 bp
0 bp	97,111			11.68%
-100 bp	98,442	1,331	1%	11.62%	-6 bp
-200 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)
-300 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)

September 30, 2003 Net Portfolio Value

Changes In Rates	$ Amount	$ Change	% Change	NPV as % of PV of Assets NPV Ratio	Change

+300 bp	61,224	-37,218	-34%	8.12%	-314 bp
+200 bp	73,122	-25,320	-21%	9.43%	-183 bp
+100 bp	83,495	-14,947	-9%	10.48%	-78 bp
0 bp	92,140			11.26%
-100 bp	91,389	-7,053	-1%	10.97%	-29 bp
-200 bp	n/m (1)	n/m (1)	n/m (1)	n/m (1)	n/m (1)
-300 bp	n/m (1)	n/m (1)	n/m (1)	n/m (1)	n/m (1)

(1)  Not meaningful because some market rates would compute to a rate less than zero.

The analysis at September 30, 2004 indicates that there have been no material changes in market interest rates for Mutual Federal's interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company's annual report on Form 10-K for the period ended December 31, 2003.

NEXT PAGE

Item 4. Controls and Procedures.

(a)	An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(c) under the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedure as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the act) that occurred during the quarter ended September 30, 2004 that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 10, 2004 the Company's Board of Directors authorized management to repurchase an additional 10% of the Company's outstanding stock, or approximately 520,000 shares over a twelve-month period. Information on the shares purchased during the third quarter of 2004 is as follows.

NEXT PAGE

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maxiumum Number of Shares that May Yet Be Purchased Under the Plan
				284,736(1)
July 1, 2004 - July 31, 2004	20,000	$21.91	20,000	264,736
August 1, 2004 - August 31, 2004	20,000	22.88	20,000	244,736
September 1, 2004 - September 30, 2004	128,733	23.92	128,733	116,003
	168,733	$23.56	168,733

(1)  Amount represents the number of shares available to be repurchased under the plan as of June 30, 2004

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits

Exhibits 31 - Rule 13a - 14(a) Certifications

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

MutualFirstFinancial, Inc.

Date: November 9, 2004	By:	/s/ David W. Heeter David W. Heeter President and Chief Executive Officer

Date: November 9, 2004	By:	/s/ Timothy J. McArdle Timothy J. McArdle Senior Vice President and Treasurer

END