Form 10-K
period 2004-12-31
MUTUALFIRST FINANCIAL INC
filed 2005-03-16
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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
Common Stock, par value $.01 per share
(Title of Class)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

             Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
            YES [X] NO [ ]

             The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock on the Nasdaq National Market as of June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $86.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

             As of March 3, 2005, there were issued and outstanding 4,686,564 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K--Portions of registrant's Proxy Statement for its 2005 Annual Meeting of Stockholders.

NEXT PAGE

Item 1. Business

General

             MutualFirst Financial, Inc., a Maryland corporation, is a savings and loan holding company that has as its wholly-owned subsidiary Mutual Federal Savings Bank ("Mutual Federal"). MFS Financial was formed in September 1999 to become the holding company of Mutual Federal in connection with Mutual Federal's conversion from the mutual to stock form of organization on December 29, 1999. In April 2000, MFS Financial formally changed its corporate name to MutualFirst Financial, Inc. ("MutualFirst"). The words "we," "our" and "us" refer to MutualFirst and Mutual Federal on a consolidated basis.

             At December 31, 2004, we had total assets of $839.4 million, deposits of $600.4 million and stockholders' equity of $87.9 million. Our executive offices are located at 110 E. Charles Street, Muncie, Indiana 47305-2400 and our common stock is traded on the Nasdaq National Market under the symbol "MFSF."

             Substantially all of MutualFirst's business is conducted through Mutual Federal, a federal savings bank. Mutual Federal is subject to extensive regulation by the Office of Thrift Supervision ("OTS"), and its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). On March 3, 2005, Mutual Federal announced that it had entered into a definitive agreement to purchase assets and assume liabilities representing substantially all of the operations of Fidelity Federal Savings Bank of Marion, Indiana. Mutual Federal will pay $20 million in cash for these net assets, subject to adjustment. Fidelity Federal Savings Bank is a subsidiary of First Financial Bancorp. The acquisition, which is subject to regulatory approval, is expected to close during the third quarter of 2005.

             Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in loans secured by first mortgages on owner-occupied, one- to four-family residences, a variety of consumer loans, loans secured by commercial and multi-family real estate and commercial business loans. Funds not invested in loans generally are invested in investment securities and mortgage-backed and mortgage-related securities.

             Our profitability depends primarily on net interest income, which is the difference between interest and dividend income on interest-earning assets, and interest expense on interest-bearing liabilities. Interest-earning assets include principally loans, investment securities, mortgage-backed and related securities and interest-earning deposits in other institutions. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Our profitability is also dependent, to a lesser extent, on the level of noninterest income, provision for loan losses, noninterest expense and income taxes. Our operations and profitability are subject to changes in interest rates, applicable statutes and regulations, and general economic conditions, as well as other factors beyond our control.

             We offer deposit accounts having a wide range of interest rates and terms, which generally include passbook and statement savings accounts, money market deposit accounts, NOW and non-interest bearing

NEXT PAGE

checking accounts and certificates of deposit with terms ranging from seven days to 71 months. We solicit deposits in our market area; we have not accepted brokered deposits.

Forward-Looking Statements

             This Form 10-K contains various forward-looking statements that are based on assumptions and describe our future plans and strategies and our expectations. These forward-looking statements are generally identified by words such as "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words. Our ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could cause actual results to differ materially from those estimated include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of our loan and investment portfolios, demand for our loan products, deposit flows, our operating expenses, competition, demand for financial services in our market areas and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements, and you should not rely too much on these statements. We do not undertake, and specifically disclaim, any obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Lending Activities

             General. Our mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. At December 31, 2004, our net loan portfolio totaled $715.9 million, which constituted 85.3% of our total assets.

             Loans up to $550,000 may be approved by individual loan officers. Loans in excess of $550,000, but not in excess of $1.0 million, require the signature of the recommending officer and signatures from any two Executive Loan Committee members. The recommending officer may be one of the Executive Loan Committee members approving the loan. Loans in amounts greater than $1.0 million, but not to exceed $1.5 million, require the signature of the recommending officer and any three Executive Loan Committee members. Loans not to exceed $1.5 million, to a borrower whose aggregate debt is not greater than $3.0 million, may be approved by a majority vote of the Executive Loan Committee. All loans in excess of $1.5 million and loans of

NEXT PAGE

any amount to a borrower whose aggregate debt will exceed $3.0 million must be approved by the Board of Directors.

             At December 31, 2004, the maximum amount which we could lend to any one borrower and the borrower's related entities was approximately $12.7 million. At December 31, 2004, our largest lending relationship to a single borrower or a group of related borrowers consisted of four loans totaling $3.9 million. One of these loans is unsecured. Two are secured by newly constructed auto service centers. The last one is secured by a drive-in/carry-out food establishment. Each loan has independent income streams sufficient to support debt service requirements. Each of the loans to this group of borrowers was current and performing in accordance with its terms at December 31, 2004.

NEXT PAGE

         The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family	$385,678(1)	52.96%	$393,450(2)	54.86%	$374,407(3)	56.80%	$388,331	58.96%	$392,832	60.19%
Multi-family	4,657.64		5,353.75		8,211	1.25	10,059	1.53	9,787	1.50
Commercial	68,067	9.35	65,430	9.12	54,252	8.23	51,503	7.82	53,197	8.15
Construction and development	20,745	2.85	17,860	2.49	14,853	2.25	16,438	2.49	13,591	2.08
Total real estate loans	479,147	65.80	482,093	67.22	451,723	68.53	466,331	70.80	469,407	71.92
Other Loans:
Consumer Loans:
Automobile	39,475	5.42	40,497	5.65	32,997	5.01	33,159	5.03	28,909	4.43
Home equity	29,464	4.05	25,401	3.54	21,515	3.26	18,365	2.79	17,428	2.67
Home improvement	23,289	3.20	20,924	2.92	20,135	3.05	19,782	3.00	23,304	3.57
Manufactured housing	2,879.40		4,108.57		5,643.86		7,910	1.20	9,865	1.51
R.V.	58,643	8.05	58,222	8.12	52,672	7.99	44,700	6.79	34,744	5.32
Boat	38,382	5.27	38,096	5.31	36,530	5.54	33,904	5.15	35,180	5.39
Other	3,325.46		3,443.48		3,322.50		4,411.67		7,508	1.15
Total consumer loans	195,457	26.84	190,691	26.59	172,814	26.21	162,231	24.63	156,938	24.04
Commercial business loans	53,620	7.36	44,362	6.19	34,660	5.26	30,092	4.57	26,375	4.04
Total other loans	249,077	34.20	235,053	32.78	207,474	31.47	192,323	29.20	183,313	28.08
Total loans receivable, gross	728,224(1)	100.00%	717,146(2)	100.00%	659,197(3)	100.00%	658,654	100.00%	652,720	100.00%

Less:
Undisbursed portion of loans	9,237		8,160		7,240		7,669		5,247
Deferred loan fees and costs	(3,814)		(3,749)		(3,293)		(2,658)		(2,274)
Allowance for losses	6,867		6,779		6,286		5,449		6,472
Total loans receivable, net	$715,934		$705,956		$648,964		$648,194		$643,275

_______________
(1)  Includes loans held for sale of $2.9 million.
(2)  Includes loans held for sale of $2.0 million.
(3)  Includes loans held for sale of $7.9 million.

NEXT PAGE

         The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate: One- to four-family	$262,716(1)	38.08%	$281,497(2)	39.25%	$250,484(3)	38.00%	$215,281	32.69%	$179,656	27.52%
Multi-family	3,427.47		3,483.49		3,622.55		4,630.70		3,248	0.50
Commercial	6,918.95		6,960.97		7,044	1.07	8,879	1.35	10,197	1.56
Construction and development	15,191	2.09	13,946	1.94	12,290	1.86	12,437	1.88	6,713	1.03
Total real estate loans	288,251	39.58	305,886	42.65	273,440	41.48	241,227	36.62	199,814	30.61

Consumer	165,895	22.78	165,182	23.03	151,199	22.94	143,772	21.83	137,003	20.99
Commercial business	16,347	2.24	12,099	1.69	11,251	1.70	15,416	2.34	11,607	1.78
Total fixed-rate loans	470,493	64.61	483,167	67.37	435,890	66.12	400,415	60.79	348,424	53.38
Adjustable-Rate Loans:
Real estate:
One- to four-family	122,962	16.89	111,953	15.61	123,923	18.80	173,050	26.27	213,176	32.66
Multi-family	1,230.17		1,870.26		4,589.70		5,429.83		6,539	1.00
Commercial	61,149	8.40	58,470	8.15	47,208	7.16	42,624	6.47	43,000	6.59
Construction and development	5,554.76		3,914.55		2,563.39		4,001.61		6,878	1.05
Total real estate loans	190,895	26.21	176,207	24.57	178,283	27.05	225,104	34.18	269,593	41.30

Consumer	29,562	4.06	25,509	3.56	21,615	3.28	18,459	2.80	19,935	3.06
Commercial business	37,273	5.12	32,263	4.50	23,409	3.55	14,676	2.23	14,768	2.26
Total adjustable-rate loans	257,730	35.39	233,979	32.63	223,307	33.88	258,239	39.21	304,296	46.62
Total loans	728,224(1)	100.00%	717,146(2)	100.00%	659,197(3)	100.00%	658,654	100.00%	652,720	100.00%

Less:
Undisbursed portion of loans	9,237		8,160		7,240		7,669		5,247
Deferred loan fees and costs	(3,814)		(3,749)		(3,293)		(2,658)		(2,274)
Allowance for loan losses	6,867		6,779		6,286		5,449		6,472
Total loans receivable, net	$715,934		$705,956		$648,964		$648,194		$643,275

________________

(1)  Includes loans held for sale of $2.9 million.
(2)  Includes loans held for sale of $2.0 million.
(3)  Includes loans held for sale of $7.9 million.

NEXT PAGE

         The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2004. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to Four-Family(1)		Multi-family and Commercial		Construction and Development(2)		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Years Ending December 31,
2005(3)	$ 267	7.773%	2,044	7.527%	$ 1,019	4.499%	$ 4,296	6.488%	$20,133	6.782%	$27,759	6.717%
2006	357	6.305	470	6.272	40	9.702	4,626	7.931	4,985	5.046	10,478	6.435
2007	1,013	6.594	601	7.351	58	6.515	8,782	6.992	8,910	6.366	19,364	6.693
2008 and 2009	5,601	6.330	8,972	6.378	244	6.460	35,088	5.912	9,836	6.622	59,741	6.140
2010 to 2011	7,060	5.977	5,374	5.983	14	8.050	18,261	7.204	1,037	6.685	31,746	6.708
2012 to 2026	218,371	5.641	55,263	6.854	5,135	5.298	124,347	6.880	8,719	6.544	411,835	6.193
2027 and following	150,096	5.678	---	---	14,235	5.531	57	10.694	---	---	164,388	5.667
Total	$382,765		$72,724		$20,745		$195,457		$53,620		$725,311

________________
(1)  Does not include mortgage loans held for sale.
(2)  Once the construction phase has been completed, these loans will automatically convert to permanent financing.
(3)  Includes demand loans, loans having no stated maturity and overdraft loans.

NEXT PAGE

         The total amount of loans due after December 31, 2005 which have predetermined interest rates is $453.9 million, and the total amount of loans due after such date which have floating or adjustable interest rates is $243.6 million.

         One- to Four-Family Residential Real Estate Lending. We focus our real estate lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in our market areas. At December 31, 2004, one- to four-family residential mortgage loans totaled $385.7 million, or 53.0% of our gross loan portfolio.

         We generally underwrite our one- to four-family loans based on the loan applicant's employment and credit history and the appraised value of the subject property. Presently, we lend up to 100% of the lesser of the appraised value or purchase price for one- to four-family residential loans. For loans with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure to below 80%. Properties securing our one- to four-family loans are appraised by independent state licensed fee appraisers approved by Mutual Federal's board of directors. We require borrowers to obtain title insurance in the amount of their mortgage. Hazard insurance and flood insurance, if necessary, is required in an amount not less than the value of the property improvements.

         We originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with Freddie Mac and other local financial institutions and are consistent with our internal needs. Adjustable-rate mortgage or ARM loans are offered with a one-year, three-year, five-year or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts annually for the remainder of the term of the loan. We use the weekly average of the one-year Treasury Bill Constant Maturity Index to reprice our ARM loans. During fiscal 2004, we originated $44.8 million of one- to four-family ARM loans and $72.6 million of one- to four-family fixed-rate mortgage loans. By way of comparison, during fiscal 2003, we originated $36.1 million of one- to four-family ARM loans, and $187.9 million of one- to four-family fixed-rate mortgage loans.

         Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years and are generally fully amortizing, with payments due monthly. These loans normally remain outstanding, however, for a substantially shorter period of time because of refinancing and other prepayments. A significant change in interest rates could alter considerably the average life of a residential loan in our portfolio. Our one- to four-family loans are generally not assumable, do not contain prepayment penalties and do not permit negative amortization of principal. Most are written using underwriting guidelines which make them saleable in the secondary market. Our real estate loans generally contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

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

NEXT PAGE

         In order to remain competitive in our market areas, we sometimes originate ARM loans at initial rates below the fully indexed rate. ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default. We have not experienced difficulty with the payment history for these loans. See "Asset Quality -- Non-performing Assets" and "-- Classified Assets." At December 31, 2004, our one- to four-family ARM loan portfolio totaled $123.0 million, or 16.9% of our gross loan portfolio. At that date, the fixed-rate one- to four-family mortgage loan portfolio totaled $262.7 million, or 36.1% of our gross loan portfolio.

         Multi-family and Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate loans for acquisition, renovation or construction. These loans are secured by the real estate and improvements financed. The collateral securing these loans ranges from industrial commercial buildings to churches, office buildings and multi-family housing complexes. At December 31, 2004, multi-family and commercial real estate loans totaled $72.7 million, or 10.0% of our gross loan portfolio.

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

NEXT PAGE

operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired. See "Asset Quality -- Non-performing Assets."

         Construction and Development Lending. We originate construction loans primarily secured by existing residential building lots. We make construction loans to builders and to individuals for the construction of their residences. Substantially all of these loans are secured by properties located within our market area. At December 31, 2004, we had $20.7 million in construction and development loans outstanding, representing 2.9% of our gross loan portfolio.

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

         Construction loans for one- to four-family homes are generally granted with a construction period of up to nine months. During the construction phase, the borrower generally pays interest only on a monthly basis. Loan-to-value ratios on our construction and development loans typically do not exceed 90% of the appraised value of the project on an as completed basis. Single family construction loans with loan-to-value ratios over 90% usually require private mortgage insurance.

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

         Consumer and Other Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2004, our consumer loan portfolio totaled $195.5 million, or 26.8% of our gross loan portfolio. We offer a variety of secured consumer loans, including home equity and lines of credit, home improvement, auto, boat and recreational vehicle loans, and loans secured by savings deposits. We also offer a limited amount of unsecured loans. We originate our consumer loans both in our market area and throughout Indiana.

NEXT PAGE

         At December 31, 2004, our home equity loans, including lines of credit and home improvement loans, totaled $52.8 million, or 7.2% of our gross loan portfolio. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. The term to maturity on our home equity and home improvement loans may be up to 15 years. Home equity lines of credit have a maximum term to maturity of 20 years and require a minimum monthly payment based on the outstanding loan balance per month, which amount may be reborrowed at any time. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

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

         At December 31, 2004, auto loans totaled $39.5 million, or 5.4% of our gross loan portfolio. Auto loans may be written for up to six years and usually have fixed rates of interest. Loan-to-value ratios are up to 100% of the sale price for new autos and 110% of value on used cars, based on valuation from official used car guides.

         Our boat and recreational vehicle loans are generally originated on an indirect basis. Until November 2004, we utilized an independent company to market our loan products and help service and collect our boat and RV loans, keeping down our marketing, collection and related personnel costs. For these services, we paid a fee based on a percentage of the loan amounts originated through this company as well as monthly service fees. We currently market and service these loans in-house. We pay dealers a premium for each indirect loan based on the interest rate charged on each loan. We amortize this premium, which is usually significantly smaller than the premium we pay dealers for our indirect auto loans, over the estimated life of each loan.

         We underwrite indirect boat and RV loans using the Fair-Isaacs credit scoring system and, as with our indirect auto loans, tend to accept only the more qualified buyers based on our scoring.

         Loans for boats and recreational vehicles totaled $97.0 million at December 31, 2004, or 13.3% of our gross loan portfolio. This has been the fastest growing portion of our consumer loan portfolio over the past five years. We will finance up to 100% of the purchase price for a recreational vehicle and 95% for a boat. Values are based on the applicable official used vehicle guides. The term to maturity for these types of loans is up to 10

NEXT PAGE

years for used boats and recreational vehicles and up to 15 years for new boats and recreational vehicles. These loans are generally written with fixed rates of interest.

         At December 31, 2004, manufactured housing loans totaled $2.9 million, or .4% of our gross loan portfolio. Due to increased competition, we no longer offer manufactured housing loans, and have allowed this portion of the loan portfolio to shrink over the past six years.

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

         Commercial Business Lending. At December 31, 2004, commercial business loans totaled $53.6 million, or 7.4% of our gross loan portfolio. Most of our commercial business loans have been extended to finance local businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial business loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs and agricultural purposes such as seed, farm equipment and livestock.

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

NEXT PAGE

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

NEXT PAGE

         The following table shows our loan origination, purchase, sale and repayment activities for the years indicated.

	Year Ended December 31,
	2004	2003	2002
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one- to four-family	$44,837	$36,103	$ 26,475
- multi-family	---	89	224
- commercial	7,983	16,183	12,883
- construction or development	11,507	7,765	8,047
Non-real estate - consumer	26	4	3
- commercial business	9,389	9,646	9,104
Total adjustable-rate	73,742	69,790	56,736
Fixed rate:
Real estate - one- to four-family	72,566	187,913	161,665
- multi-family	---	---	---
- commercial	496	4,758	356
- construction or development	17,658	20,207	19,505
Non-real estate - consumer	52,165	67,289	58,179
- commercial business	3,855	5,541	5,169
Total fixed-rate	146,740	285,708	244,874
Total loans originated	220,482	355,498	301,610

Purchases:
Real estate - one- to four-family	---	106	---
- multi-family	---	---	---
- commercial	---	---	---
- construction or development	---	---	---
Non-real estate - consumer	---	---	---
- commercial business	---	---	---
Total loans purchased	---	106	---

Sales and Repayments:
Sales:
Real estate - one- to four-family	40,821	52,038	62,638
- multi-family	---	---	--
- commercial	---	---	---
- construction or development	---	---	---
Non-real estate - consumer	---	---	---
- commercial business	---	---	---
Total loans sold	40,821	52,038	62,638
Principal repayments	168,624	244,234	236,852
Total reductions	209,445	296,272	299,490
Increase (decrease) in other items, net	41	(1,382)	(1,577)
Net increase	$ 11,078	$ 57,950	$ 543

Asset Quality

         When a borrower fails to make a payment on a mortgage loan on or before the default date, a late charge notice is mailed 16 days after the due date. When the loan is 31 days past due (16 days for an ARM), we mail a delinquency notice to the borrower. All delinquent accounts are reviewed by a collector, who attempts

NEXT PAGE

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

         Delinquent Loans. The following table sets forth, as of December 31, 2004, our loans delinquent 60 - 89 days by type, number, amount and percentage of type.

	Loans Delinquent For:
	60-89 Days
	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	41	$1,600.415%
Multi-family	---	---	---
Commercial	3	312.458
Construction and development	---	---	---
Consumer	74	802.410
Commercial business	2	27.050

Total	120	$2,741.376%

NEXT PAGE

         Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated. Loans are placed on non-accrual status when the loan becomes more than 90 days delinquent or when collection of interest becomes doubtful. Foreclosed assets owned include assets acquired in settlement of loans.

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$1,326	$1,346	$2,136	$2,886	$ 710
Multi-family	---	---	---	---	---
Commercial real estate	370	232	2,234	2,862	1,548
Construction and development	---	---	---	---	---
Consumer	498	653	544	819	761
Commercial business	1,791	1,039	118	---	---
Total	3,985	3,270	5,032	6,567	3,019

Accruing loans delinquent 90 days or more:
One- to four-family	---	---	---	---	232
Multi-family	---	---	---	---	---
Commercial real estate	---	---	---	---	137
Construction and development	---	---	---	46	---
Consumer	119	10	64	---	31
Commercial business	---	---	---	---	---
Total	119	10	64	46	400
Total nonperfoming loans	4,104	3,280	5,096	6,613	3,419

Restructured loans	120	---	---	---	---

Foreclosed assets:
One- to four-family	285	557	1,184	562	80
Multi-family	---	---	---	---	---
Commercial real estate	55	40	289	483	764
Construction and development	---	---	---	---	---
Consumer	894	824	335	383	90
Commercial business	---	---	---	---	---
Total	1,234	1,421	1,808	1,428	934

Total non-performing assets	$5,458	$4,676	$6,904	$8,041	$4,353
Total as a percentage of total assets	.65%	.57%	0.89%	1.05%	0.56%

         For the year ended December 31, 2004, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $416,000. The amount included in interest income on these loans for the year ended December 31, 2004, was $134,000.

             At December 31, 2004, foreclosed commercial real estate consisted of two commercial buildings in Kosciusko County, which are currently being offered for sale. In addition, six residential properties with a book value of $285,000 remain as foreclosed assets at December 31, 2004. These properties are being offered for sale. Non-accruing one- to four-family loans remained unchanged at $1.3 million at December 31, 2003 and 2004. Non-accruing commercial real estate loans increased from $232,000 at December 31, 2003, to

NEXT PAGE

$370,000 at December 31, 2004, due primarily to four loans becoming more than ninety days past due. At the same time, non-accrual commercial business loans increased from $1.0 million to $1.8 million, which consists of six loans. Efforts are underway to bring these six non-accrual commercial business loans current or have them paid off. It is management's opinion that these non-accruing loans are sufficiently reserved and no additional allowance will be necessary.

         Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 2004, there was an aggregate of $3.9 million in loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the abilities of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

             Included in the $3.9 million above are six commercial business loans totaling $1.3 million, three commercial real estate loans totaling $240,000 and 34 residential mortgage loans totaling $2.4 million. The majority of these loans were current as of December 31, 2004.

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

         In connection with the filing of Mutual Federal's periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of

NEXT PAGE

management's review, at December 31, 2004, we had classified $6.9 million of Mutual Federal's loans as substandard, $527,000 as doubtful and $503,000 as loss. Loans classified as loss are fully reserved but not charged off, because there are certain indications that collection is still possible. The total amount classified represented 9.01% of our stockholders' equity and .95% of our assets at December 31, 2004, compared to 7.13% and .84%, respectively, at December 31, 2003. These increases are due to a continued sluggish economy in some of our markets.

             Provision for Loan Losses. We recorded a provision for loan losses during the year ended December 31, 2004 of $1.6 million, compared to $1.5 million for the year ended December 31, 2003 and $1.7 million for the year ended December 31, 2002. The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under "-- Allowance for Loan Losses." The provision for loan losses during the year ended December 31, 2004 was based on management's review of such factors that indicated that the allowance for loan losses was adequate to cover losses inherent in the loan portfolio as of December 31, 2004.

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

NEXT PAGE

problem credit or portfolio segment as of the evaluation date, management's evaluation of the loss related to this condition is reflected in the unallocated allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

         The allowance for loan losses is based on estimates of losses inherent in the loan portfolio. Actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. Due to the loss of numerous manufacturing jobs in the communities we serve during recent years, including 2004, and the increase in higher risk loans, like consumer and commercial loans, as a percentage of total loans, management has concluded that our allowance for loan losses should be greater than historical loss experience would otherwise indicate.

         At December 31, 2004, our allowance for loan losses was $6.9 million, or .95% of the total loan portfolio, and approximately 167.32% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that are susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.

NEXT PAGE

         The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Balance at beginning of period	$6,779	$6,286	$5,449	$6,472	$3,652
Charge-offs:
One- to four-family	249	210	241	28	504
Multi-family	---	---	---	---	75
Commercial real estate	34	173	520	1,352	50
Construction and development	---	---	---	---	---
Consumer	1,093	948	786	839	453
Commercial business	616	30	268	147	12
	1,992	1,361	1,815	2,366	1,094

Recoveries:
One- to four-family	21	27	513	7	23
Multi-family	---	---	---	---	---
Commercial real estate	326	108	348	---	---
Construction and development	---	---	---	---	---
Consumer	176	159	64	50	34
Commercial business	---	110	14	4	---
	523	404	939	61	57

Net charge-offs	1,469	957	876	2,305	1,037
Amount acquired with Marion purchase	---	---	---	---	3,172
Provisions charged to operations	1,557	1,450	1,713	1,282	685
Balance at end of period	$6,867	$ 6,779	$6,286	$5,449	$6,472

Ratio of net charge-offs during the period to average loans outstanding during the period	0.21%	0.14%	0.13%	0.35%	0.22%

Allowance as a percentage of non-performing loans	167.32%	208.26%	123.35%	82.4%	189.13%

Allowance as a percentage of total loans (end of period)	0.95%	0.95%	0.97%	0.85%	1.01%

NEXT PAGE

         The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	December 31,
	2004			2003			2002
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
One- to four-family	$1,013	$385,678(1)	52.96%	$1,149	$393,450(2)	54.86%	$1,045	$374,407(3)	56.80%
Multi-family	62	4,657.64		72	5,353.75		137	8,211	1.25
Commercial real estate	1,479	68,067	9.35	990	65,430	9.12	1,087	54,252	8.23
Construction or development	104	20,745	2.85	89	17,860	2.49	74	14,853	2.25
Consumer	3,155	195,457	26.84	3,585	190,691	26.59	3,227	172,814	26.21
Commercial business	1,054	53,620	7.36	894	44,362	6.19	656	34,660	5.26
Unallocated	---	---	---	---	---	---	60	---	---
Total	$6,867	$728,224	100.00%	$6,779	$717,146	100.00%	$6,286	$659,197	100.00%

	December 31,
	2001			2000
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
One- to four-family	$ 895	$388,331	58.96%	$1,106	$392,832	60.19%
Multi-family	277	10,059	1.53	610	9,787	1.50
Commercial real estate	1,223	51,503	7.82	1,550	53,197	8.15
Construction or development	83	16,438	2.49	68	13,591	2.08
Consumer	2,588	162,231	24.63	2,505	156,938	24.04
Commercial business	383	30,092	4.57	455	26,375	4.04
Unallocated	---	---	---	178	---	---
Total	$5,449	$658,654	100.00%	$6,472	$652,720	100.00%

___________________
(1) Includes loans held for sale of $2.9 million.
(2) Includes loans held for sale of $2.0 million.
(3) Includes loans held for sale of $7.9 million.

NEXT PAGE

Investment Activities

         Mutual Federal may invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, it also may invest in investment grade commercial paper and corporate debt securities and mutual funds the assets of which conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. See "How We Are Regulated - Mutual Federal" and "- Qualified Thrift Lender Test" for a discussion of additional restrictions on our investment activities.

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

         The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk" in Item 7 of this Form 10-K.

         Our investment securities currently consist of U.S. Agency securities, mortgage-backed securities, collateralized mortgage obligations, marketable equity securities (which consist of shares in mutual funds that invest in government obligations, corporate obligations, mortgage-backed securities and asset-backed securities) and corporate obligations. See Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. At December 31, 2004, our investment securities portfolio did not contain any tax-exempt securities. Our mortgage-backed securities portfolio currently consists of securities issued under government-sponsored agency programs.

         While mortgage-backed securities carry a reduced credit risk as compared to whole loans, these securities remain subject to the risk that a fluctuating interest rate environment, along with other factors like the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the mortgage loans and affect both the prepayment speed and value of the securities.

         In the past, we also have maintained a trading portfolio of U.S. Government securities. We are permitted by the board of directors to have a portfolio of up to $5.0 million, and to trade up to $2.0 million in these securities at any one time. At December 31, 2004, however, we did not have a trading portfolio. See Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

NEXT PAGE

         Mutual Federal has investments in six separate Indiana limited partnerships that were organized to construct, own and operate three multi-unit apartment complexes in the Indianapolis area, one in Findley, Ohio, one in Goshen, Indiana, and one in Niles, Michigan (the Pedcor Projects). The general partner in each of these Pedcor Projects is Pedcor Investments. The three Indianapolis area Pedcor Projects and the Pedcor project located in Niles, Michigan, are operated as multi-family, low and moderate-income housing projects, and have been performing as planned for several years. The Findley, Ohio Pedcor Project, which also is operated as a multi-family, low and moderate-income housing project, was completed in 2000. At the inception of the Findley, Ohio Pedcor Project in February 1998, we invested $2.1 million and committed to invest an additional $1.9 million. As of December 31, 2004, $1.5 million of this commitment remained payable over the next five years. At the inception of the Niles, Michigan Project in August 1997, we committed to invest $3.6 million over ten years. As of December 31, 2004, $938,000 remained payable over the next three years. At the inception of the Goshen, Indiana Pedcor Project, in March 2003, we made the only required investment of $500,000.

         A low and moderate-income housing project qualifies for certain federal income tax credits if (1) it is a residential rental property, (2) the units are used on a non-transient basis, and (3) at least 20% of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% or less of the area median gross income. Qualified low-income housing projects generally must comply with these and other rules for 15 years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitation as the use of general business credit, but no basis reduction is required for any portion of the tax credit claimed. As of December 31, 2004, at least 76% of the units in the Pedcor Projects were occupied, and all of the tenants met the income test required for the tax credits.

         We received tax credits totaling $800,000 for the year ended December 31, 2004, $753,000 for the year ended December 31, 2003, and $843,000 for the year ended December 31, 2002 from the Pedcor Projects. The Pedcor Projects have incurred operating losses in the early years of their operations primarily due to accelerated depreciation of assets. We have accounted for our investment in the Pedcor Projects on the equity method. Accordingly, we have recorded our share of these losses as reductions to Mutual Federal's investment in the Pedcor Projects.

NEXT PAGE

         The following summarizes Mutual Federal's equity in the Pedcor Projects' losses and tax credits recognized in our consolidated financial statements.

	For the Year Ended December 31,
	2004	2003	2002
	(In Thousands)

Investments in Pedcor low income housing projects	$5,025	$5,088	$5,616

Equity in losses, net of income tax effect	$ 147	$ (318)	$ (410)
Tax credit	800	753	843
Increase in after-tax income from Pedcor Investments	947	$ 435	$ 433

         See Note 6 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information regarding our limited partnership investments.

NEXT PAGE

         The following table sets forth the composition of our investment and mortgage-related securities portfolio and other investments at the dates indicated. As of December 31, 2004, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2004		2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities held-to-maturity	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---

Investment securities available-for-sale:
Mutual funds	14,999	14,804	7,645	7,559	15,456	15,420
Federal agency obligations	2,180	2,155	3,258	3,300	2,238	2,322
Mortgage-backed securities	2,661	2,725	3,900	4,044	6,615	6,924
Collateralized mortgage obligations	8,614	8,599	8,374	8,457	9,406	9,515
Corporate obligations	11,103	11,126	9,756	9,962	7,723	8,031
Municipal obligations	---	---	150	150	150	150
Total investment securities held for sale	39,557	39,409	33,083	33,472	41,588	42,362

Trading account securities	---	---	---	---	---	---

Total investment securities	39,557	39,409	33,083	33,472	41,588	42,362
Investment in limited partnerships	5,025	N/A	5,088	N/A	5,616	N/A
Investment in insurance company	590	N/A	590	N/A	590	N/A
Federal Home Loan Bank stock	7,958	N/A	7,264	N/A	6,993	N/A

Total investments	$53,130		$46,025		$54,787

NEXT PAGE

         The following table indicates, as of December 31, 2004, the composition and maturities of our investment securities and mortgage-backed securities portfolio, excluding Federal Home Loan Bank stock and our trading securities.

	Due in
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in Thousands)

Corporate obligations	$ 3,561	$ 3,531	$ ---	$ 4,011	$11,103	$11,126
Federal agency obligations	---	2,002	---	178	2,180	2,155
Mutual funds	14,999	---	---	---	14,999	14,804
Mortgage-backed securities:
Freddie Mac	---	---	866	3,275	4,141	4,130
Fannie Mae	---	11	1,855	1,837	3,703	3,754
Ginnie Mae	---	---	---	514	514	515
Other	---	---	2,917	---	2,917	2,925
	$18,560	$ 5,544	$ 5,638	$ 9,815	$39,557	$39,409

Weighted average yield	3.05%	3.93%	5.17%	4.84%	3.92%

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

NEXT PAGE

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	December 31,
	2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transactions and Savings Deposits:

Noninterest bearing accounts	$39,999	6.66%	$32,137	5.55%	$ 30,058	5.46%
Passbook accounts	61,629	10.26	57,785	9.97	54,677	9.93
Interest-bearing NOW and
demand accounts	58,440	9.74	59,810	10.32	61,353	11.15
Money market accounts	54,704	9.11	48,750	8.41	45,330	8.24

Total non-certificates	214,772	35.77	198,482	34.26	191,418	34.78

Certificates:

0.00 - 1.99%	93,977	15.65	128,970	22.26	36,409	6.62
2.00 - 3.99%	192,436	32.05	145,134	25.05	175,128	31.82
4.00 - 5.99%	53,594	8.93	58,016	10.01	96,278	17.49
6.00 - 7.99%	45,628	7.60	48,760	8.42	50,529	9.18
8.00 - 9.99%	---	---	---	---	602.11
10.00% and over	---	---	---	---	---	---

Total certificates	385,635	64.23	380,880	65.74	358,946	65.22
Total deposits	$600,407	100.00%	$579,362	100.00%	$550,364	100.00%

NEXT PAGE

         The following table shows rate and maturity information for our certificates of deposit as of December 31, 2004.

	1.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:
March 31, 2005	$52,080	$ 46,116	$ 4,415	$19,573	$122,184	31.68%
June 30, 2005	17,912	19,011	9,669	13,875	60,467	15.68
September 30, 2005	9,698	9,353	4,003	6,075	29,129	7.55
December 31, 2005	7,786	13,651	514	5,310	27,261	7.07
March 31, 2006	1,156	24,644	1,596	243	27,639	7.17
June 30, 2006	1,423	18,304	2,187	---	21,914	5.68
September 30, 2006	1,881	6,779	1,905	---	10,565	2.74
December 31, 2006	1,415	5,153	2,028	510	9,106	2.36
March 31, 2007	208	25,257	3,099	---	28,564	7.41
June 30, 2007	142	4,772	8,013	---	12,927	3.35
September 30, 2007	145	79	8,997	---	9,221	2.39
December 31, 2007	131	2,229	1,871	---	4,231	1.10
Thereafter	---	17,088	5,297	42	22,427	5.82

Total	$93,977	$192,436	$53,594	$45,628	$385,635	100.00%

Percent of total	24.37%	49.90%	13.90%	11.83%	100.00%

         The following table indicates, as of December 31, 2004, the amount of our certificates of deposit and other deposits by time remaining until maturity.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(In Thousands)

Certificates of deposit less than $100,000	$ 66,414	$46,603	$43,798	$106,842	$263,657

Certificates of deposit of $100,000 or more	18,163	12,050	12,572	36,361	79,146

Public funds (1)	37,607	1,814	20	3,391	42,832

Total certificates of deposit	$122,184	$60,467	$56,390	$146,594	$385,635

_______________
(1) Deposits from governmental and other public entities.

NEXT PAGE

         Borrowings. Although deposits are our primary source of funds, we utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of Indianapolis and securities sold under agreement to repurchase. See Note 8 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

         We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2004, we had $139.4 million in Federal Home Loan Bank advances outstanding. Based on current collateral levels we could borrow an additional $129.7 million from the Federal Home Loan Bank at prevailing interest rates. We believe that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Commitments" contained in Item 7 of this Form 10-K.

         The following table sets forth, for the years indicated, the maximum month-end balance and average balance of Federal Home Loan Bank advances, securities sold under agreement to repurchase and other borrowings.

	Year Ended December 31,
	2004	2003	2002
	(In Thousands)
Maximum Balance:
FHLB advances	$142,772	$134,592	$117,386
Other borrowings	2,511	2,884	3,259

Average Balance:
FHLB advances	$132,558	$120,687	$110,609
Other borrowings	2,358	2,728	3,103

         The following table sets forth certain information as to our borrowings at the dates indicated.

	December 31,
	2004	2003	2002
	(Dollars in Thousands)

FHLB advances	$139,427	$134,592	$115,403
Other borrowings	2,145	2,511	2,884

Total borrowings	$141,572	$137,103	$118,287

Weighted average interest rate of FHLB advances	3.81%	4.42%	5.09%

Weighted average interest rate of other borrowings(1)	---	---	---

_________________

(1)  Our other borrowings are capitalized loans with no current interest expense.

NEXT PAGE

Subsidiary and Other Activities

         As a federally chartered savings bank, Mutual Federal is permitted by Office of Thrift Supervision regulations to invest up to 2% of its assets, or $16.7 million at December 31, 2004, in the stock of, or unsecured loans to, service corporation subsidiaries. Mutual Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. Service corporations may engage in activities not permitted for Mutual Federal and are not required to be controlled by Mutual Federal. Mutual Federal also is authorized to invest an unlimited amount in operating subsidiaries that only may engage in activities authorized for Mutual Federal and must be controlled by Mutual Federal.

         At December 31, 2004, Mutual Federal had one active subsidiary, First M.F.S.B. Corporation, which is a service corporation. First M.F.S.B. owns stock in Family Financial Life Insurance Company, a life and accident and health insurance company chartered in Indiana. Family Financial Life primarily sells mortgage and credit life insurance, as well as accident and disability insurance. It also issues and services annuity contracts. As of December 31, 2004, Mutual Federal's total investment in this subsidiary was $590,000. For the year ended December 31, 2004, First M.F.S.B. reported no income or loss.

         On January 25, 2002, MutualFirst purchased 26.9% of Indiana Title Insurance Co., LLC ("ITIC"), a full service title insurance company. As of December 31, 2004, MutualFirst's investment in ITIC was $982,000. For the year ended December 31, 2004, MutualFirst recorded net income of $25,000 from ITIC, which consisted of title insurance commissions and other fees less expenses. The investment in ITIC is being accounted for on the equity method.

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

Employees

         At December 31, 2004, we had a total of 220 full-time and 45 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

NEXT PAGE

HOW WE ARE REGULATED

         Set forth below is a brief description of certain laws and regulations that apply to us. This description, as well as other descriptions of laws and regulations contained in this Form 10-K, is not complete and is qualified in its entirety by reference to the applicable laws and regulations.

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

             MutualFirst is a unitary savings and loan holding company subject to regulatory oversight by the Office of Thrift Supervision. MutualFirst is required to register and file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over us and our non-savings institution subsidiaries.

NEXT PAGE

MutualFirst generally is not subject to activity restrictions. If MutualFirst acquired control of another savings institution as a separate subsidiary, it would become a multiple savings and loan holding company, and its activities and any of its subsidiaries (other than Mutual Federal or any other savings institution) would generally become subject to additional restrictions.

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

NEXT PAGE

         Mutual Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2004, Mutual Federal's lending limit under this restriction was $12.7 million. Mutual Federal is in compliance with the loans-to-one-borrower limitation.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2004, Mutual Federal had $894,000 of intangible assets.

         At December 31, 2004, Mutual Federal had tangible capital of $84.2 million, or 10.00% of adjusted total assets, which is approximately $71.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3.0% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings institution must maintain a core capital ratio of at least 4.0% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3.0% ratio. At December 31, 2004, Mutual Federal had $894,000 of intangible assets, none of which qualified for inclusion in core capital.

         At December 31, 2004, Mutual Federal had core capital equal to $84.0 million, or 10.00% of adjusted total assets, which is $59.0 million above the minimum requirement of 3.0% in effect on that date.

NEXT PAGE

         The Office of Thrift Supervision also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The Office of Thrift Supervision is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2004, Mutual Federal had $6.4 million of general loan loss reserves, which was less than 1.25% of risk-weighted assets.

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

         As of December 31, 2004, Mutual Federal had total risk-based capital of $90.6 million and risk-weighted assets of $605.5 million; or total capital of 14.96% of risk-weighted assets. This amount was $42.2 million above the 8.0% requirement in effect on that date.

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

NEXT PAGE

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

Qualified Thrift Lender Test

         All savings institutions, including Mutual Federal, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in the assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2004, Mutual Federal met the test and has met the test since its effectiveness.

NEXT PAGE

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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2004, Mutual Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision.

         Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

Federal Taxation

             General. We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to us. Mutual Federal's federal income tax returns have been closed without audit by the IRS through its year ended December 31, 1999. MutualFirst and Mutual Federal will file a consolidated federal income tax return for fiscal year 2004.

         Taxable Distributions and Recapture. Prior to 1998, bad debt reserves created prior to the year ended December 31, 1997 were subject to recapture into taxable income if Mutual Federal failed to meet certain thrift asset and definitional tests. Federal legislation eliminated these thrift recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should Mutual Federal make certain non-dividend distributions or cease to maintain a thrift/bank charter.

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

Internet Website

         We maintain a website with the address of www.mfsbank.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. This Annual Report on Form 10-K and our other reports, proxy statements and other information, including earnings press releases, filed with the SEC are available on that website through a link to the SEC's website at "Inside MFSB - MutualFirst Financial Inc. - SEC Filings." For more information regarding access to these filings on our website, please contact our Corporate Secretary, MutualFirst Financial, Inc., 110 E. Charles Street, Muncie, Indiana, 47305-2419; telephone number (765) 747-2800.

Executive Officers Who Are Not Directors

         The business experience for at least the past five years for each of our executive officers who do not serve as directors is set forth below.

NEXT PAGE

         Steven R. Campbell. Age 61 years. Mr. Campbell is Senior Vice President of Mutual Federal's Retail Banking Division, a position he has held since 1991. He has been employed by Mutual Federal since 1984.

         Timothy J. McArdle. Age 54 years. Mr. McArdle, a certified public accountant, has served as Senior Vice President of Mutual Federal since 1995, and Treasurer of Mutual Federal since 1986. He also serves as Senior Vice President, Treasurer and Controller of MutualFirst Financial. He has been employed by Mutual Federal since 1981.

         Stephen C. Selby. Age 59 years. Since 1995, Mr. Selby has served as Senior Vice President of the Operations Division at Mutual Federal. Prior to 1995, he served as Vice President of the Operations Division for nine years. Mr. Selby has served in various other capacities at Mutual Federal since 1964.

         Clifford E. Keys. Age 76 years. Mr. Keys is Vice President of the Administration Division since joining Mutual Federal in January 2003. Prior to 2003 he was Vice-Chairman and President of Sherry Laboratories Inc.

Item 2. Description of Property

         At December 31, 2004, we had 18 full service offices. We own the office building in which our home office and executive offices are located. At December 31, 2004, we owned all but two of our other branch offices. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $10.7 million at December 31, 2004.

         We anticipate opening another branch office in July 2005. We also anticipate keeping one branch open from the Fidelity Federal acquisition. Otherwise, we believe that our current facilities are adequate to meet our present and immediately foreseeable needs.

         We utilize a third party service provider to maintain our database of depositor and borrower customer information. At December 31, 2004, the net book value of the data processing and computer equipment utilized by us was $1.5 million.

Item 3. Legal Proceedings

         From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2004.

NEXT PAGE

PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

         The common stock for MutualFirst Financial, Inc. is traded under the symbol "MFSF" on the Nasdaq National Market. The table below shows the high and low closing prices for our common stock for the periods indicated. This information was provided by the Nasdaq. At March 3, 2005, there were 4,686,564 shares of common stock issued and outstanding and approximately 1,412 shareholders of record.

	Stock Price		Dividends per Share
	High	Low
Quarter Ending:
First Quarter (ended 03/31/03)	$21.849	$19.860	$.10
Second Quarter (ended 06/30/03)	$23.870	$21.390	$.10
Third Quarter (ended 09/30/03)	$26.730	$23.400	$.11
Fourth Quarter (ended 12/31/03)	$29.200	$25.050	$.11

	Stock Price		Dividends per Share
	High	Low
Quarter Ending:
First Quarter (ended 03/31/04)	$25.930	$24.010	$.11
Second Quarter (ended 06/30/04)	$24.400	$21.490	$.12
Third Quarter (ended 09/30/04)	$24.410	$21.520	$.12
Fourth Quarter (ended 12/31/04)	$24.850	$23.500	$.12

         Our cash dividend payout policy is continually reviewed by management and the Board of Directors. The Company intends to continue its policy of paying quarterly dividends; however, the payment will depend upon a number of factors, including capital requirements, regulatory limitations, the Company's financial condition, results of operations and the Bank's ability to pay dividends to the Company. The Company relies significantly upon such dividends originating from the Bank to accumulate earnings for payment of cash dividends to shareholders.

            On March 10, 2004, the Company's Board of Directors authorized management to repurchase an additional 10% of the Company's outstanding stock, or approximately 520,000 shares over a twelve-month period. Information on the shares purchased during the fourth quarter of 2004 is as follows:

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
				116,003	(1)
October 1, 2004 - October 31, 2004	--	$0.00	--	116,003
November 1, 2004 - November 30, 2004	30,000	23.99	30,000	86,003
December 1, 2004 - December 31, 2004	49,152	23.96	49,152	36,851

	79,152	$23.97	79,152

___________________
(1)  Amount represents the number of shares available to be repurchased under the plan as of September 30, 2004.

            On December 22, 2004, the Company's Board of Directors authorized management to repurchase an additional 10% of the Company's stock or approximately 470,000 shares over a twelve-month period. No shares were repurchased under this authority during the fourth quarter of 2004.

NEXT PAGE

Item 6.       Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

             The following information is only a summary and you should read it in conjunction with our consolidated financial statements and accompanying notes contained in this Annual Report.

	At or For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(In Thousands)

Selected Financial Condition Data

Total Assets	$839,387	$823,791	$775,798	$769,328	$770,370
Cash and cash equivalents	19,743	23,068	23,620	30,558	21,046
Loans, net	713,022	703,981	641,113	636,362	639,362
Investment Securities:
Available-for -sale, at fair value	39,409	33,472	42,362	31,580	35,142
Held-to-maturity	0	0	0	0	10,539
Total deposits	600,407	579,362	550,364	538,878	514,710
Total borrowings	141,572	137,103	118,287	110,743	116,182
Total stockholders' equity	87,860	97,520	96,717	109,744	129,941

Selected Operations Data

Total interest income	$44,400	$46,442	$50,440	$54,940	$41,180
Total interest expense	17,476	19,099	23,119	29,081	21,645
Net interest income	26,924	27,343	27,321	25,859	19,535
Provision for loan losses	1,557	1,450	1,713	1,282	685
Net interest income after provision for loan losses	25,367	25,893	25,608	24,577	18,850
Service fee income	3,193	2,927	2,785	2,626	2,070
Gain on sale of loans and
investment securities	727	1,364	1,365	1,350	144
Other non-interest income	2,304	1,684	1,798	2,126	1,402
Total non-interest income	6,224	5,975	5,948	6,102	3,616
Salaries and employee benefits	16,167	13,097	12,454	12,288	7,496
Other expenses	8,149	7,369	7,246	7,232	5,629
Total non-interest expense	24,316	20,466	19,700	19,520	13,125
Income before taxes	7,275	11,402	11,856	11,159	9,341
Income tax expense	1,753	3,340	3,376	3,079	3,106
Net income	$5,522	$8,062	$8,480	$8,080	$6,235

NEXT PAGE

	At or For the Year Ended December 31,
	2004	2003	2002	2001	2000
Selected Financial Ratios and Other Financial Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.67%	1.01%	1.09%	1.05%	1.09%
Return on average equity (ratio of net income to average equity)	5.84	8.43	8.36	6.80	6.15
Interest rate spread information:
Average during the period	3.46	3.56	3.59	3.22	3.09
Net interest margin(1)	3.60	3.73	3.84	3.67	3.71
Ratio of operating expense to average total assets	2.94	2.56	2.53	2.54	2.30
Ratio of average interest-earning assets to average interest- bearing liabilities	105.95	106.53	107.71	110.85	115.17
Efficiency ratio(2)	73.26	61.43	59.21	61.08	56.69

Asset Quality Ratios: (4)
Non-performing assets to total assets	0.65	0.57	0.89	1.05	0.56
Non-performing loans to total loans	0.57	0.46	0.79	1.03	0.53
Allowance for loan losses to non-performing loans	167.32	208.26	123.35	82.40	189.13
Allowance for loan losses to loans receivable, net	0.95	0.95	0.97	0.86	1.01

Capital Ratios:
Equity to total assets (4)	10.47	11.87	12.47	14.25	16.87
Average equity to average assets assets	11.50	11.97	13.04	15.44	17.81

Share and Per Share Data:
Average common shares outstanding:
Basic	4,625,437	4,904,007	5,483,929	6,949,879	5,558,377
Diluted	4,772,036	5,084,514	5,597,307	6,964,305	5,558,377
Per share:
Basic earnings	$1.19	$1.64	$1.55	$1.16	$1.12
Diluted earnings	$1.16	$1.59	$1.51	$1.16	$1.12
Dividends	0.47	0.42	0.37	0.32	0.28

Dividend payout ratio (3)	40.52%	26.42%	24.50%	27.59%	25.00%

Other Data:
Number of full-service offices	18	17	17	17	17

__________________
(1)  Net interest income divided by average interest earning assets.
(2)  Total non-interest expense divided by net interest income plus total non-interest income
(3)  Dividends per share divided by diluted earnings per share
(4)  At end of period

NEXT PAGE

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         MutualFirst Financial, Inc., a Maryland corporation, is a savings and loan holding company, which has as its wholly-owned subsidiary, Mutual Federal Savings Bank, Muncie, Indiana. MFS Financial, Inc. was formed in September 1999 to become the holding company of Mutual Federal in connection with Mutual Federal's conversion from the mutual to stock form of organization on December 29, 1999. In April 2000, MFS Financial, Inc. formally changed its corporate name to MutualFirst Financial, Inc. ("MutualFirst"). The words "we," "our" and "us" refer to MutualFirst and Mutual Federal on a consolidated basis, except that references to us prior to December 29, 1999 refer only to Mutual Federal.

         On March 3, 2005, Mutual Federal announced that it had entered into a definitive agreement to purchase assets and assume liabilities representing the operations of Fidelity Federal Savings Bank of Marion, Indiana. Mutual Federal will pay $20 million in cash for these net assets, subject to adjustment. Fidelity Federal Savings Bank is a subsidiary of First Financial Bancorp. The acquisition, which is subject to regulatory approval, is expected to close during the third quarter of 2005.

         Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one-to-four-family residences, a variety of consumer loans, loans secured by commercial and multi-family real estate and commercial business loans. We are headquartered in Muncie, Indiana with 18 retail offices primarily serving Delaware, Randolph, Kosciusko, and Grant counties in Indiana. We also originate mortgage loans in contiguous counties, and we originate indirect consumer loans throughout Indiana.

         The following discussion is intended to assist your understanding of our financial condition and results of operations. The information contained in this section should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements.

         Our results of operations depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans and mortgage-backed and investment securities, and interest expense on interest-bearing liabilities, which principally consist of deposits and borrowings. Our results of operations also are affected by the level of our non-interest income and expenses and income tax expense.

NEXT PAGE

Management Strategy

         Our strategy is to operate as an independent, retail oriented financial institution dedicated to serving customers in our market areas. Our commitment is to provide a broad range of products and services to meet the needs of our customers. As part of this commitment, we are looking to increase our emphasis on commercial business products and services. We also operate a fully interactive transactional website. In addition, we are continually looking at cost-effective ways to expand our market area.

         Financial highlights of our strategy include:

  Continuing as a Diversified Lender. We have been successful in diversifying our loan portfolio to reduce our reliance on any one type of loan. From 1995 through 2000 approximately 36% of our loan portfolio consisted of loans other than one-to four- family real estate loans. Since that time to the end of 2004, that percentage has increased to 47%.
  Continuing as a Leading One- to Four- Family Lender. We are one of the largest originators of one- to four-family residential loans in our four-county market area. During 2004, we originated $117.4 million of one- to four- family residential loans.
  Continuing To Focus On Asset Quality. Non-performing assets to total assets was .65% at December 31, 2004, in line with our regional peer group. We are confident that our underwriting standards will continue to provide for a quality loan portfolio.
  Continuing Our Strong Capital Position. As a result of our consistent profitability, we have historically maintained a strong capital position. At December 31, 2004, our ratio of stockholders' equity to total assets was 10.5%.

Financial Condition at December 31, 2004 Compared to December 31, 2003

         General. Our total assets increased $15.6 million during 2004, ending the year at $839.4 million compared to $823.8 million at December 31, 2003, primarily due to increases in loans and investments. Liabilities increased $25.3 million due to increased deposits and borrowings. Stockholders' equity decreased to $87.9 million as stock repurchases and dividends totaling $16.9 million were partially offset by net income of $5.5 million.

         Loans. Our net loan portfolio increased $9.0 million from $704.0 million at December 31, 2003, to $713.0 million at December 31, 2004. Consumer loans increased $4.8 million or 2.5% from $190.7 million at December 31, 2003 to $195.5 million at December 31, 2004. Most of the consumer loan growth came from home equity and home improvements loans, which increased $6.4 million or 13.9% from $46.3 million to $52.8 million and auto loans, which increased $2.4 million or 11.3% from $20.9 million to $23.3 million.

NEXT PAGE

Commercial business loans increased $9.3 million or 20.9% from $44.4 million to $53.6 million at December 31, 2004. It has been our strategy to increase non-real estate mortgage loans as a percentage of our loan portfolio in order to mitigate interest rate risk and enhance the portfolio yield. Accordingly, we sold $40.8 million of our fixed rate one- to four- family mortgage loans in 2004. As a result, real estate mortgage loans decreased $3.9 million or .8% from $480.0 million to $476.2 million at December 31, 2004. Mortgage loans held for sale increased $938,000.

         Allowance For Loan Loss. The allowance for loan loss increased to $6.9 million at December 31, 2004 from $6.8 million at December 31, 2003, an increase of $88,000 or 1.3%. Net charge offs were $1.5 million during 2004, as compared to net charge offs of $957,000 for 2003. This, along with a $1.6 million loan loss provision during 2004, resulted in the allowance for loan losses as a percentage of total loans remaining stable at .95% at December 31, 2004 when comparing to December 31, 2003. The allowance for loan losses as a percentage of non-performing loans was 167.32% and 208.26% at December 31, 2004 and December 31, 2003, respectively. Non-performing loans were $4.1 million or .57% of total loans at December 31, 2004 compared to $3.3 million or .46% at December 31, 2003. The increase in the allowance for loan losses was due to continued poor economic conditions in some of our markets, the increase in the portfolio risk due to the increased percentage of consumer and commercial loans in the portfolio and the increases in loan balances. See "Critical Accounting Policies."

         Securities. Investment securities amounted to $39.4 million at December 31, 2004 compared to $33.5 million at December 31, 2003, a 17.7% increase. This increase was primarily due to the lack of anticipated loan growth and the resultant excess liquidity.

         Liabilities. Our total liabilities increased $25.3 million or 3.5% to $751.5 million at December 31, 2004 from $726.3 million at December 31, 2003. This increase was due primarily to an increase in deposits of $21.0 million, and an increase in borrowed funds of $4.8 million to provide funding for stock repurchases and to fund loan and investment growth.

         Stockholders' Equity. Stockholders' equity decreased $9.6 million from $97.5 million at December 31, 2003 to $87.9 million at December 31, 2004. The decrease was due primarily to the repurchase of 623,000 shares of MutualFirst common stock at a cost of $14.7 million and dividend payments of $2.1 million. These decreases were partially offset by net income of $5.5 million, Employee Stock Ownership Plan (ESOP) shares earned of $752,000, RRP shares earned (including tax benefits) of $691,000 and stock options exercised for $554,000. Also, the unrealized gain on the market value of securities available for sale compared to their book value decreased $322,000 from a gain of $234,000 at December 31, 2003 to a loss of $89,000 at December 31, 2004.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

         The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

NEXT PAGE

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	Year ended December 31,
	2004			2003			2002
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
				(Dollars in thousands)
Interest-Earning Assets:
Interest-bearing deposits	$ 4,413	$ 29	0.66%	$ 7,478	$ 71	0.95%	$ 11,215	$ 175	1.56%
Mortgage-backed securities available-for-sale (1)	11,652	449	3.87	13,969	423	3.03	11,451	677	5.91
Investment securities available-for-sale (1)	23,365	747	3.21	19,167	707	3.69	19,525	916	4.69
Loans (2)	707,832	42,840	6.05	684,462	44,881	6.56	662,212	48,247	7.29
Stock in FHLB of Indianapolis	7,547	335	4.44	7,112	360	5.06	6,993	424	6.06
Total interest-earning assets	754,809	44,400	5.88	732,188	46,442	6.34	711,396	50,439	7.09
Non-interest earning assets, net of allowance
for loan losses and unrealized gain/loss	66,819			66,408			65,818
Total assets	$821,628			$798,596			$777,214

Interest-Bearing Liabilities:
Demand and NOW accounts	$ 93,111	134	0.14	$ 87,167	189	0.22	$ 81,774	429	0.52
Savings deposits	61,421	156	0.25	58,804	282	0.48	54,515	592	1.09
Money market accounts	53,490	590	1.10	47,746	488	1.02	47,301	740	1.56
Certificate accounts	373,981	11,438	3.06	374,085	12,712	3.40	366,522	15,634	4.27
Total deposits	582,003	12,318	2.12	567,802	13,671	2.41	550,112	17,395	3.16
Borrowings	130,446	5,158	3.95	119,492	5,428	4.54	110,334	5,724	5.19
Total interest-bearing accounts	712,449	17,476	2.45	687,294	19,099	2.78	660,446	23,119	3.50
Other liabilities	14,677			15,702			15,385
Total liabilities	727,126			702,996			675,831
Stockholders' equity	94,502			95,600			101,383
Total liabilities and stockholders' equity	$821,628			$798,596			$777,214

Net earning assets	$42,360			$44,894			$50,950

Net interest income		$26,924			$27,343			$27,320

Net interest rate spread (3)			3.43%			3.56%			3.59%

Net yield on average interest-earning assets (4)			3.57%			3.73%			3.84%

Average interest-earning assets to
average interest-bearing liabilities	105.95%			106.53%			107.71%

__________________

(1)	Average balances were calculated using amortized cost, which excludes FASB 115 valuation allowances.
(2)	Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.
(3)	Interest rate spread is calculated by subtracting weighted average interest rate cost from weighted average interest rate yield for the period indicated.
(4)	The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.

NEXT PAGE

Rate/Volume Analysis

         The following table presents the dollar amount changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in volume multiplied by the old rate, and (2) changes in rate, which is a change in rate multiplied by the old volume. Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31,
	2004 vs. 2003			2003 vs. 2002
	Increase (decrease) Due to		Total Increase (decrease)	Increase (decrease) Due to		Total Increase (decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$ (24)	$ (18)	$ (42)	$ (48)	$ (56)	$ (104)
Investment securities:
Available-for-sale	65	1	66	105	(568)	(463)
Loans receivable	1,496	(3,537)	(2,041)	1,580	(4,946)	(3,366)
Stock in FHLB of Indianapolis	21	(46)	(25)	7	(71)	(64)

Total interest-earning assets	$1,558	$(3,600)	(2,042)	$1,644	$(5,641)	(3,997)

Interest-bearing liabilities:
Savings deposits	$ 12	$ (138)	(126)	$ 43	$ (353)	(310)
Money market accounts	62	40	102	7	(259)	(252)
Demand and NOW accounts	12	(67)	(55)	27	(267)	(240)
Certificate accounts	(4)	(1,270)	(1,274)	317	(3,239)	(2,922)
Borrowings	471	(741)	(270)	451	(747)	(296)

Total interest-bearing liabilities	$ 553	$(2,176)	(1,623)	$ 845	$(4,865)	(4,020)

Change in net interest income			$ (419)			$ 23

Comparison of Results of Operations for Years Ended December 31, 2004 and 2003.

            General. Net income for the year ended December 31, 2004 decreased $2.5 million or 31.5% to $5.5 million compared to $8.1 million for the year ended December 31, 2003. Diluted earnings per share decreased 27.0 % from $1.59 in 2003 to $1.16 in 2004 primarily due to one time expenses associated with a separation agreement entered into in November with the Company's former Senior Vice-President and Director. The Company's earnings for the year would have been $7.2 million ($1.51 for diluted earnings per share) without the one time expenses.

NEXT PAGE

         Net Interest Income. Interest income decreased $2.0 million, or 4.4% to $44.4 million for the year ended December 31, 2004 from $46.4 million for the year ended December 31, 2003. Interest expense decreased $1.6 million, or 8.5% from $19.1 million for the year ended December 31, 2003 to $17.5 million for the year ended December 31, 2004. As a result, net interest income decreased $419,000 for the year ended December 31, 2004 compared to the year ended December 31, 2003 due to a lower net interest margin and a lower volume of net earning assets. The net interest margin decreased from 3.73% for the year ended December 31, 2003, to 3.57% for the year ended December 31, 2004 as yields on interest-earning assets decreased at a more rapid rate than the decrease in the cost of interest-bearing liabilities.

         Interest Income. The decrease in interest income during the year ended December 31, 2004 was due to a reduction in the average yield on our earning assets from 6.34% in 2003 to 5.88% in 2004 as a result of lower market interest rates and payoffs of older higher-rate loans. This decrease was partially offset by a $22.6 million increase in average earning assets from $732.2 million during 2003 to $754.8 million during 2004. The majority of this increase was in average loans receivable, which increased $23.4 million from $684.5 in 2003 to $707.8 million in 2004. The average yield on these loans decreased 51 basis points from 6.56% in 2003 to 6.05% in 2004.

         Interest Expense. The decrease in interest expense was due to a 33 basis point reduction in the cost of our average interest bearing liabilities from 2.78% in 2003 to 2.45% in 2004 as a result of lower market interest rates. This decrease was partially offset by a $25.2 million increase in average interest bearing liabilities from $687.3 million in 2003 to $712.5 million in 2004. The majority of this increase was in average deposits, which increased $14.2 million from $567.8 million in 2003 to $582.0 million in 2004. The average cost on these deposits decreased 29 basis points from 2.41% in 2003 to 2.12% in 2004.

         Provision for Loan Losses. For the year ended December 31, 2004, the provision for loan losses amounted to $1.6 million compared to $1.5 million in 2003. In each period, the provision for loan losses was based on an analysis of individual loans, prior and current year loss experience, overall growth in the portfolio, the change in the portfolio mix and current economic conditions in our markets. We continue to experience poor, while improving, economic conditions in some of our markets and continue to change our portfolio mix to more non-mortgage related loans. However, the overriding reasons for the increase in the provision for loan losses in 2004 compared to 2003 were an increase in non-performing loans and larger than anticipated charge-offs during the year.

         Other Income. Other income for the year ended December 31, 2004 increased slightly to $6.2 million from $6.0 million for the year ended December 31, 2003. This increase was primarily due to a $375,000 increase in service fee and commission income due to new checking account overdraft services and an addition to the non-traditional financial services sales force. Also, the limited partnerships experienced a gain of $52,000 in 2004 compared to a $323,000 loss in 2003 due to increased occupancy rates. These changes were partially offset by a decrease in loan sale gains of $627,000 due to fewer mortgage originations in 2004 when compared to the refinance activity in 2003. Also, there was a smaller increase in cash surrender value of life insurance of $394,000 in 2004 when compared to 2003 due the collection of life insurance proceeds upon the death of a former Director in 2003, with no similar event occurring in 2004.

NEXT PAGE

            Other Expense. Total operating expenses increased $3.8 million or 18.8% from $20.5 million for the year ended December 31, 2003 to $24.3 million for 2004. Salaries and employee benefits were $16.2 million for the year ended December 31, 2004 compared to $13.1 million for the 2003 period, an increase of $3.1 million or 23.4%. The primary reason for the increase was the one time $2.8 million expense associated with the separation agreement announced in November. Also adding to operating expenses for 2004 was a more aggressive marketing effort to promote loans and short term core deposits and the opening of our eighteenth branch office in Warsaw. The costs associated with the separation agreement mentioned above and compliance issues related to the Sarbanes-Oxley legislation increased professional fees $145,000 or 24.0% in 2004 when compared to 2003. ATM expenses were up $95,000 or 19.3% due primarily to new card issuances that take place approximately every other year and the addition of an ATM at the new branch location. Other expenses increased $354,000 due to increased postage, telephone, and other expenses primarily related to the new branch opening and regulatory compliance costs.

         Income Tax Expense. For the year ended December 31, 2004, income tax expense decreased $1.6 million compared to 2003. The decrease was due primarily to decreased taxable income. The effective tax rate decreased from 29.3% to 24.1% when comparing 2003 and 2004, respectively.

Comparison of Results of Operations for Years Ended December 31, 2003 and 2002.

         General. Net income for the year ended December 31, 2003 decreased $418,000 or 4.9% to $8.1 million compared to $8.5 million for the year ended December 31, 2002. Although net income decreased, diluted earnings per share increased 5.3% from $1.51 in 2002 to $1.59 in 2003 due to share repurchases in the open market.

         Net Interest Income. Interest income decreased $4.0 million, or 7.9% to $46.4 million for the year ended December 31, 2003 from $50.4 million for the year ended December 31, 2002. Interest expense decreased $4.0 million, or 17.4% from $23.1 million for the year ended December 31, 2002 to $19.1 million for the year ended December 31, 2003. As a result, net interest income for the year ended December 31, 2003 was flat at $27.3 million when compared to the previous year. The average interest rate spread decreased slightly from 3.59% for the year ended December 31, 2002 to 3.56% for the year ended December 31, 2003.

         Interest Income. The decrease in interest income during the year ended December 31, 2003 was due to a reduction in the average yield on our earning assets from 7.09% in 2002 to 6.34% in 2003 as a result of lower market interest rates. This decrease was partially offset by a $21.4 million increase in average earning assets from $711.4 million during 2002 to $732.2 million during 2003. The majority of this increase was in average loans receivable, which increased $22.3 million from $662.2 in 2002 to $684.5 million in 2003. The average yield on these loans decreased 63 basis points from 7.29% in 2002 to 6.56% in 2003.

         Interest Expense. The decrease in interest expense was due to a 72 basis point reduction in the cost of our average interest bearing liabilities from 3.50% in 2002 to 2.78% in 2003 as a result of lower market

NEXT PAGE

interest rates. This decrease was partially offset by a $26.8 million increase in average interest bearing liabilities from $660.5 million in 2002 to $687.3 million in 2003. The majority of this increase was in average deposits, which increased $17.7 million from $550.1 million in 2002 to $567.8 million in 2003. The average cost on these deposits decreased 75 basis points from 3.16% in 2002 to 2.41% in 2003.

         Provision for Loan Losses. For the year ended December 31, 2003, the provision for loan losses amounted to $1.5 million compared to $1.7 million in 2002. In each period, the provision for loan losses was based on an analysis of individual loans, prior and current year loss experience, overall growth in the portfolio, the change in the portfolio mix and current economic conditions in our markets. While we continue to experience poor economic conditions in some of our markets and continue to change our portfolio mix to more non-mortgage related loans, the overriding reasons for the decrease in the provision for loan losses in 2003 compared to 2002 were a reduction in non-performing loans and larger than anticipated recoveries of previously written off loans.

         Other Income. Other income for the year ended December 31, 2003 increased $27,000 from $5.9 million the year ended December 31, 2002 to $6.0 million for the year-end December 31, 2003. This increase was due primarily to a decrease in our equity in losses on limited partnerships, which own various low-income housing projects that provide federal income tax credits to its equity owners. Our share of the losses was $323,000 for the year ended December 31, 2003 compared to $517,000 the previous year. Another factor affecting the change in other income was a $142,000 increase in service fee income. Also, cash surrender values of life insurance improved $135,000 in 2003 compared to 2002. These changes were partially offset by a decrease in net servicing fees of $448,000 (including a $320,000 third quarter valuation reserve for mortgage servicing rights).

         Other Expense. Total operating expenses increased $766,000 or 3.9% from $19.7 million for the year ended December 31, 2002 to $20.5 million for 2003. Salaries and employee benefits were $13.1 million for the year ended December 31, 2003 compared to $12.5 million for the 2002 period, an increase of $643,000 or 5.2%. The changes in salaries and benefits included a $397,000 increase in health insurance premium costs, increased ESOP expense due to the increase in the market value of our stock, staffing increases in the lending area due to increased activity, and annual pay increases. Also adding to operating expenses for 2003 was a more aggressive marketing effort to promote loans and short term core deposits. This cost of this successful campaign increased advertising and promotion expense $185,000 in 2003 compared to 2002.

         Income Tax Expense. Income tax expense for the year ended December 31, 2003 was $3.3 million compared to $3.4 million for the year ended December 31, 2002. The decrease was due primarily to decreased taxable income partially offset by reduced tax credits on low income housing projects which expired in 2003. The effective tax rate increased from 28.5% to 29.3% when comparing 2002 and 2003, respectively.

Liquidity and Commitments

         Mutual Federal is required to maintain adequate levels of investments that qualify as liquid assets under Office of Thrift Supervision regulations to ensure the institution's safe and sound operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation

NEXT PAGE

to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements imposed by Office of Thrift Supervision regulations and above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to ensure that adequate liquidity is maintained. At December 31, 2004, our liquidity ratio, which is our liquid assets as a percentage of net withdrawable savings deposits and current borrowings, was 8.15%.

         Our liquidity, represented by cash and cash equivalents and investment securities, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize Federal Home Loan Bank advances to leverage our capital base and provide funds for our lending and investment activities, and to enhance out interest rate risk management.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. At December 31, 2004, the total approved loan origination commitments outstanding amounted to $24.7 million. At the same date, the unadvanced portion of construction loans was $7.5 million. At December 31, 2004, unused lines of credit totaled $39.6 million and outstanding letters of credit totaled $7.2 million. As of December 31, 2004, certificates of deposit scheduled to mature in one year or less totaled $224.6 million, and investment and mortgage-backed securities scheduled to mature in one year or less totaled $12.2 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with us. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments. The following table presents our contractual obligations (excluding deposit products).

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Contractual Obligations

FHLB Advances	$139,427	$63,252	$41,597	$14,767	$19,811
Notes Payable	2,145	362	728	829	226
Total	$141,572	$63,614	$42,325	$15,596	$20,037

NEXT PAGE

Capital

         Consistent with our goals to operate a sound and profitable financial organization, Mutual Federal actively strives to remain a "well capitalized" institution in accordance with regulatory standards. Total stockholders' equity of MutualFirst Financial, Inc. was $87.9 million at December 31, 2004, or 10.5% of total assets on that date. As of December 31, 2004, Mutual Federal exceeded all capital requirements of the Office of Thrift Supervision, with regulatory capital ratios as follows: core capital, 10.00%; Tier I risk-based capital, 13.90%; and total risk-based capital, 14.96%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

Recent Accounting Pronouncements

         On December 12, 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 requires acquired loans with poor credit quality to be recorded at fair value and prohibits carrying over or creation of valuation allowances in the initial accounting for the loans. SOP 03-3 also limits the yield that may be accreted to income. SOP 03-3 applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. SOP 03-3 is not expected to have a material impact on the Company's results of operations or financial condition.

         In March 2004, the Emerging Issues Task Force (EITF) finalized and issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary requiring a charge to earnings, and also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were previously issued by the EITF in November 2003 and were effective for the Company for the year ended December 31, 2003. In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) EITF 03-1-1, which delays the recognition and measurement provisions of EITF 03-1 pending the issuance of further implementation guidance. We are currently evaluating the effect of the recognition and measurement provisions of EITF 03-1. While our analysis is pending the FASB's revisions to EITF 03-1, we currently believe the adoption of EITF 03-1 will not result in a material impact on the Company's results of operations or financial condition.

         In December, 2004, the FASB issued an amendment to SFAS 123 (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning July 1, 2005. SFAS123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

NEXT PAGE

              As of the required effective date, the Company will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, a company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

         The Company will first report compensation cost under SFAS 123R in the third quarter of 2005. The Company will initially measure the cost of employee services received in exchange for an award based on its current fair value; the fair value will be remeasured subsequently at each reporting date through the settlement date, and changes in fair value will be recognized as compensation cost. We are currently evaluating the effect of the recognition and measurement provisions of SFAS 123R but we currently believe the adoption of SFAS 123R will not result in a material impact on the Company's results of operations or financial condition.

Critical Accounting Policies

         The notes to the consolidated financial statements in Item 8 of this Form 10-K contain a summary of MutualFirst's significant accounting policies. Certain of these policies are important to the portrayal of MutualFirst's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets, mortgage servicing rights and real estate held for development and the valuation of intangible assets.

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

Intangible Assets

         MutualFirst periodically assesses the impairment of its goodwill and the recoverability of its core deposit intangible. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If actual external conditions and future operating results differ from MutualFirst's judgments, impairment and/or increased amortization charges may be necessary to reduce the carrying value of these assets to the appropriate value.

Impact of Inflation

         Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

         Our primary assets and liabilities are monetary in nature. As a result, interest rates affect our performance more than general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a

NEXT PAGE

period of rapidly rising interest rates, the liquidity and maturity structure of our assets and liabilities are critical to the maintenance of acceptance performance levels.

         The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of non-interest expense. Expense items such as employee compensation, employee benefits and occupancy and equipment cost may increase because of inflation. Inflation also may increase the dollar value of the collateral securing loans that we have made. We are unable to determine the extent to which properties securing our loans have appreciated in dollar value due to inflation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Asset and Liability Management and Market Risk

         Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally is established contractually for a period of time. Market interest rates change over time. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.

         How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk. In monitoring interest rate risk, we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to actual or potential changes in market interest rates.

         In order to minimize the potential for adverse effects of material and prolonged changes in interest rates on our results of operations, we adopted asset and liability management policies to better match the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. Mutual Federal's Board of Directors sets and recommends asset and liability policies, which are implemented by the asset and liability management committee. The Asset and Liability Management Committee is chaired by the chief financial officer and is comprised of members of our senior management. The purpose of the Asset and Liability Management Committee is to communicate, coordinate and control asset/liability management issues consistent with our business plan and board-approved policies. This committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources consistent with liquidity, capital adequacy, growth, risk and profitability goals. The Asset and Liability Management Committee generally meets monthly to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to a net present value of portfolio equity analysis and income simulations. At each meeting, the Asset and Liability Management Committee recommends appropriate strategy changes based on this review. The chief financial officer is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Board of Directors, at least quarterly.

NEXT PAGE

         In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have sought to:

  Originate and purchase adjustable rate mortgage loans and commercial business loans,
  Originate shorter-term consumer loans,
  Manage our deposits to establish stable deposit relationships,
  Acquire longer-term borrowings at fixed rates, when appropriate, to offset the negative impact of longer-term fixed rate loans in our loan portfolio, and
  Limit the percentage of long-term fixed-rate loans in our portfolio.

        Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin. We intend to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term fixed-rate loans in our portfolio, in 2004, we sold $40.8 million of fixed rate, one-to four- family mortgage loans with a term to maturity of over 20 years in the secondary market.

         The Asset and Liability Management Committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and market value of portfolio equity that are authorized by our board of directors.

         Mutual Federal employs a financial model that provides the following tables. The tables present the change in our net portfolio value at December 31, 2004 and 2003 that would occur upon an immediate and sustained change in market interest rates of 100 to 300 basis points as required by the Office of Thrift Supervision, and do not give any effect to actions that management might take to counteract that change. The changes in net portfolio value under all rate changes shown were within board of director-approved guidelines.

NEXT PAGE

December 31, 2004

Net Portfolio Value

Changes				NPV as % of PV of Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	71,974	-30,320	-30%	9.21%	-296 bp
+200 bp	83,145	-19,149	-19%	10.38%	-178 bp
+100 bp	93,777	-8,517	-8%	11.42%	-74 bp
0 bp	102,294			12.16%
-100 bp	103,856	1,562	2%	12.13%	-3 bp
-200 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)
-300 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)

December 31, 2003 Net Portfolio Value
Changes				NPV as % of PV of Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	61,428	-30,407	-33%	8.05%	-305 bp
+200 bp	73,401	-18,434	-20%	9.36%	-174 bp
+100 bp	83,591	-8,244	-9%	10.37%	-73 bp
0 bp	91,835			11.10%
-100 bp	90,618	1,217	-1%	10.76%	-34 bp
-200 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)
-300 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)

_______________
(1) Not meaningful because some market rates would compute to a zero rate or less.

         Certain assumptions are input to the financial model in assessing the interest rate risk of savings banks. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market value of certain assets under differing interest rate scenarios, among others.

         As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the tables.

NEXT PAGE

Item 8. Financial Statements and Supplementary Data

MutualFirst Financial, Inc.

Accountants' Report and Consolidated Financial Statements

December 31, 2004, 2003 and 2002

NEXT PAGE

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
MutualFirst Financial, Inc.
Muncie, Indiana

We have audited the accompanying consolidated balance sheets of MutualFirst Financial, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MutualFirst Financial, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana
February 4, 2005, except for Note 22
     as to which the date is March 3, 2005

NEXT PAGE

MutualFirst Financial, Inc.
Consolidated Balance Sheets
December 31, 2004 and 2003

	2004	2003
Assets

Cash and due from banks	$19,275,332	$21,073,754
Interest-bearing demand deposits	468,044	1,994,032
Cash and cash equivalents	19,743,376	23,067,786
Investment securities available for sale	39,408,978	33,471,986
Loans held for sale	2,913,150	1,975,277
Loans, net of allowance for loan losses of $6,866,910 and $6,779,218	713,021,688	703,980,796
Premises and equipment	12,191,117	10,070,804
Federal Home Loan Bank stock	7,957,700	7,264,200
Investment in limited partnerships	5,025,378	5,087,752
Deferred income tax benefit	4,003,199	3,846,184
Cash value of life insurance	27,090,357	26,140,357
Other assets	8,032,314	8,885,696

Total assets	$839,387,257	$823,790,838

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest-bearing	$39,999,427	$32,137,746
Interest-bearing	560,407,685	547,224,644
Total deposits	600,407,112	579,362,390
Federal Home Loan Bank advances	139,426,777	134,592,151
Notes payable	2,145,432	2,510,568
Other liabilities	9,547,793	9,805,597
Total liabilities	751,527,114	726,270,706

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued - 5,000,000 shares
Common stock, $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 4,708,318 and 5,293,155 shares	47,084	52,932
Additional paid-in capital	34,385,254	38,052,080
Retained earnings	56,826,053	63,409,374
Accumulated other comprehensive income (loss)	(88,646)	233,738
Unearned benefit plan shares	(3,309,602)	(4,227,992)
Total stockholders' equity	87,860,143	97,520,132
Total liabilities and stockholders' equity	$839,387,257	$823,790,838
See Notes to Consolidated Financial Statements

NEXT PAGE

MutualFirst Financial, Inc.
Consolidated Statements of Income
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Interest and Dividend Income
Loans receivable	$42,839,649	$44,880,960	$48,246,747
Investment securities	1,196,295	1,130,134	1,593,708
Federal Home Loan Bank stock	334,544	360,153	423,963
Deposits with financial institutions	29,460	70,820	175,042
Total interest and dividend income	44,399,948	46,442,067	50,439,460

Interest Expense
Deposits	12,317,820	13,671,004	17,394,703
Federal Home Loan Bank advances	5,080,991	5,365,496	5,652,344
Other interest expense	76,849	62,424	71,528
Total interest expense	17,475,660	19,098,924	23,118,575

Net Interest Income	26,924,288	27,343,143	27,320,885
Provision for loan losses	1,556,500	1,450,000	1,712,483
Net Interest Income After Provision for Loan Losses	25,367,788	25,893,143	25,608,402

Other Income
Service fee income	3,193,229	2,926,705	2,784,744
Net realized gains (losses) on sales of available-for-sale securities	(2,817)	6,979	(2,763)
Commissions	853,842	745,427	790,086
Equity in income (losses) of limited partnerships	52,322	(323,450)	(516,509)
Net gains on sales of loans	729,897	1,356,593	1,368,033
Net servicing fees (expense)	122,596	(382,620)	65,470
Increase in cash value of life insurance	950,000	1,343,542	1,208,217
Other income	324,340	301,843	250,658
Total other income	6,223,409	5,975,019	5,947,936

Other Expenses
Salaries and employee benefits	16,167,177	13,097,034	12,453,962
Net occupancy expenses	1,149,931	1,170,121	1,104,617
Equipment expenses	1,124,185	1,024,196	891,202
Data processing fees	630,312	606,531	760,475
Advertising and promotion	721,957	639,859	455,143
Automated teller machine expense	587,076	492,176	492,766
Professional fees	750,144	605,095	489,412
Other expenses	3,184,942	2,831,223	3,052,731
Total other expenses	24,315,724	20,466,235	19,700,308

Income Before Income Tax	7,275,473	11,401,927	11,856,030
Income tax expense	1,753,450	3,340,415	3,376,500

Net Income	$5,522,023	$8,061,512	$8,479,530

Earnings Per Share
Basic	$1.19	$1.64	$1.55
Diluted	1.16	1.59	1.51

See Notes to Consolidated Financial Statements

NEXT PAGE

MutualFirst Financial, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2004, 2003 and 2002

				Accumulated
				Other	Unearned
				Comprehensive	Benefit
	Common	Paid-in	Retained	Income	Plan
	Stock	Capital	Earnings	(Loss)	Shares	Total

Balances, January 1, 2002	$66,938	$59,575,884	$55,195,694	$356,009	$(5,450,347)	$109,744,178
Comprehensive income
Net income			8,479,530			8,479,530
Other comprehensive income, net of tax - unrealized gains on securities				108,443		108,443
Comprehensive income						8,587,973
Cash dividends ($.37 per share)			(1,895,529)			(1,895,529)
Exercise of stock options	33	39,767				39,800
Stock repurchased	(11,740)	(21,172,202)				(21,183,942)
RRP shares earned					767,500	767,500
Tax benefit on RRP shares		72,120				72,120
ESOP shares earned		267,186			317,840	585,026

Balances, December 31, 2002	55,231	38,782,755	61,779,695	464,452	(4,365,007)	96,717,126
Comprehensive income
Net income			8,061,512			8,061,512
Other comprehensive income, net of tax - unrealized losses on securities				(230,714)		(230,714)
Comprehensive income						7,830,798
Cash dividends ($.42 per share)			(2,021,410)			(2,021,410)
Exercise of stock options	719	973,638				974,357
Stock repurchased	(3,264)	(2,768,683)	(4,410,423)			(7,182,370)
RRP shares granted	246	630,579			(630,825)
RRP shares earned					450,000	450,000
ESOP shares earned		433,791			317,840	751,631

Balances, December 31, 2003	52,932	38,052,080	63,409,374	233,738	(4,227,992)	97,520,132
Comprehensive income
Net income			5,522,023			5,522,023
Other comprehensive income, net of tax - unrealized losses on securities				(322,384)		(322,384)
Comprehensive income						5,199,639
Cash dividends ($.47 per share)			(2,149,714)			(2,149,714)
Exercise of stock options	382	553,156				553,538
Stock repurchased	(6,230)	(4,744,626)	(9,955,630)			(14,706,486)
RRP shares earned					600,550	600,550
Tax benefit on RRP shares		90,436				90,436
ESOP shares earned		434,208			317,840	752,048

Balances, December 31, 2004	$47,084	$34,385,254	$56,826,053	$(88,646)	$(3,309,602)	$87,860,143

See Notes to Consolidated Financial Statements

NEXT PAGE

MutualFirst Financial, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Operating Activities
Net income	$5,522,023	$8,061,512	$8,479,530
Items not requiring (providing) cash
Provision for loan losses	1,556,500	1,450,000	1,712,483
ESOP shares earned	752,048	751,631	585,026
RRP shares earned	600,550	450,000	767,500
Depreciation and amortization	2,786,288	2,476,012	2,790,952
Deferred income tax	117,298	417,241	363,338
Loans originated for sale	(25,613,232)	(45,647,544)	(55,029,628)
Proceeds from sales of loans held for sale	40,820,936	52,364,678	63,481,603
Gains on sales of loans held for sale	(729,897)	(1,356,593)	(1,368,033)
Change in
Interest receivable	155,291	7,153	495,559
Other assets	(193,052)	243,754	(175,615)
Interest payable	173,530	164,490	(343,963)
Other liabilities	(561,368)	(902,369)	940,074
Cash value of life insurance	(950,000)	(701,049)	(1,208,217)
Other adjustments	650,509	1,265,262	642,353
Net cash provided by operating activities	25,087,424	19,044,178	22,132,962
Investing Activities
Purchases of securities available for sale	(20,897,969)	(15,603,309)	(30,441,236)
Proceeds from maturities and paydowns of securities available for sale	10,676,145	11,451,638	14,800,015
Proceeds from sales of securities available for sale	3,472,490	12,172,309	5,000,000
Net change in loans	(28,416,263)	(67,000,877)	(13,717,276)
Purchases of premises and equipment	(3,182,626)	(1,894,557)	(1,394,578)
Proceeds from real estate owned sales	967,264	1,733,353	1,081,651
Other investing activities	(252,429)	(21,979)	(129,524)
Net cash used in investing activities	(37,633,388)	(59,163,422)	(24,800,948)
Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	18,489,158	7,062,223	1,325,377
Certificates of deposits	2,555,564	21,936,224	10,160,395
Repayment of note payable	(427,560)	(435,487)	(437,470)
Proceeds from FHLB advances	253,700,000	105,000,000	46,280,000
Repayment of FHLB advances	(248,922,980)	(85,880,184)	(38,429,745)
Net change in advances by borrowers for taxes and insurance	130,034	113,720	(128,616)
Stock repurchased	(14,706,486)	(7,182,370)	(21,183,942)
Proceeds from stock options exercised	553,538	974,357	39,800
Cash dividends	(2,149,714)	(2,021,410)	(1,895,529)
Net cash provided by (used in) financing activities	9,221,554	39,567,073	(4,269,730)

Net Change in Cash and Cash Equivalents	(3,324,410)	(552,171)	(6,937,716)

Cash and Cash Equivalents, Beginning of Year	23,067,786	23,619,957	30,557,673

Cash and Cash Equivalents, End of Year	$19,743,376	$23,067,786	$23,619,957

Additional Cash Flows Information
Interest paid	$17,302,130	$19,263,414	$23,462,538
Income tax paid	1,672,000	3,191,271	3,089,069
Transfers from loans to foreclosed real estate	895,599	1,220,234	1,715,157
Loans transferred to held for sale	15,293,086	--	15,459,187
Loans transferred from held for sale	--	--	11,559,158
Mortgage servicing rights capitalized	408,208	514,893	524,534

See Notes to Consolidated Financial Statements

NEXT PAGE

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 1:    Nature of Operations and Summary of Significant Accounting Policies

         The accounting and reporting policies of MutualFirst Financial, Inc. (Company) and its wholly owned subsidiary, Mutual Federal Savings Bank (Bank) and the Bank's wholly owned subsidiary, First MFSB Corporation, conform to accounting principles generally accepted in the United States of America and reporting practices followed by the thrift industry. The more significant of the policies are described below.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The Company is a thrift holding company whose principal activity is the ownership of the Bank. The Bank operates under a federal thrift charter and provides full banking services. As a federally chartered thrift, the Bank is subject to regulation by the Office of Thrift Supervision, and the Federal Deposit Insurance Corporation.

         The Bank generates mortgage, consumer and commercial loans and receives deposits from customers located primarily in central Indiana. The Bank's loans are generally secured by specific items of collateral including real property, consumer assets and business assets. First MFSB Corporation sells various insurance products.

         Consolidation - The consolidated financial statements include the accounts of the Company, the Bank, and the Bank's subsidiary, after elimination of all material intercompany transactions.

         Cash Equivalents - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

         Investment Securities - Securities available for sale are carried at fair value with unrealized gains and losses reported separately in accumulated other comprehensive income, net of tax.

         Amortization of premiums and accretion of discounts are recorded using the interest method as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

NEXT PAGE

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

         Loans held for sale are carried at the lower of aggregate cost or market. Market is determined using the aggregate method. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income based on the difference between estimated sales proceeds and aggregate cost.

         Loans are carried at the principal amount outstanding. A loan is impaired when, based on current information or events, it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Payments with insignificant delays not exceeding 90 days are not considered impaired. Certain nonaccrual and substantially delinquent loans may be considered to be impaired. The Company considers its investment in one-to-four family residential loans and consumer loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired and nonaccrual loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans over the contractual maturity of the loans.

         Allowance for loan losses is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loss experience, changes in the composition of the portfolio, the current condition and amount of loans outstanding, and the probability of collecting all amounts due. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent. The allowance is increased by the provision for loan losses, which is charged against current period operating results. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

         The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 2004, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the areas within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

NEXT PAGE

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

         Premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line method based principally on the estimated useful lives of the assets which range from 3 to 50 years. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

         Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula and is carried at cost.

         Mortgage servicing rights on originated loans that have been sold are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues. Impairment of mortgage servicing rights is based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristic currently used for stratification is type of loan. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair values.

         Investment in limited partnerships is recorded primarily on the equity method of accounting. Losses due to impairment are recorded when it is determined that the investment no longer has the ability to recover its carrying amount. The benefits of low income housing tax credits associated with the investment are accrued when earned.

         Income tax in the consolidated statements of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company files consolidated income tax returns with the Bank.

         Earnings per share is computed based upon the weighted-average common and common equivalent shares outstanding during each year. Unearned ESOP shares and RRP shares which have not vested have been excluded from the computation of average shares outstanding.

         Reclassifications of certain amounts in the 2003 and 2002 consolidated financial statements have been made to conform to the 2004 presentation.

NEXT PAGE

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

         Stock Options are accounted for under the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2004	2003	2002
Net income, as reported	$5,522	$8,062	$8,480
Less: Stock-based employee compensation cost determined under the fair value method, net of income taxes	(104)	(226)	(605)
Pro forma net income	$5,418	$7,836	$7,875
Earnings per share
Basic - as reported	$1.19	$1.64	$1.55
Basic - pro forma	1.17	1.59	1.44
Diluted - as reported	1.16	1.59	1.51
Diluted - pro forma	1.14	1.54	1.41

         In December 2004, the Financial Accounting Standards Board (FASB) issued an amendment to SFAS 123 (SFAS 123R), which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning July 1, 2005. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

         As of the required effective date, the Company will apply SFAS 123R using either the modified version of prospective application or the modified version of retrospective application. Under prospective transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or proforma disclosures. For periods before the required effective date, a company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

         The Company is currently evaluating the effect of the recognition and measurement provisions of SFAS 123R but believes the adoption of SFAS 123R will not result in a material impact on the Company's results of operations or financial condition.

NEXT PAGE

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 2: Restriction on Cash

         The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2004 was $7,662,000.

Note 3: Investment Securities Available for Sale

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$2,661	$80	$(16)	$2,725
Collateralized mortgage obligations	8,614	16	(31)	8,599
Federal agencies	2,002	--	(23)	1,979
Small Business Administration	178	--	(2)	176
Corporate obligations	11,103	57	(34)	11,126
Marketable equity securities	14,999	--	(195)	14,804
Total investment securities	$39,557	$153	$(301)	$39,409

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$3,900	$149	$(5)	$4,044
Collateralized mortgage obligations	8,374	83	--	8,457
Federal agencies	3,044	41	--	3,085
Small Business Administration	214	1	--	215
Corporate obligations	9,756	206	--	9,962
Marketable equity securities	7,645	--	(86)	7,559
Municipal obligation	150	--	--	150
Total investment securities	$33,083	$480	$(91)	$33,472

         Marketable equity securities consist of shares in mutual funds which invest in government obligations and mortgage-backed securities.

         Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2004 and 2003, was $28,166,000 and $8,247,000, which is approximately 71 and 25 percent of the Company's available-for-sale investment portfolio at those dates. These declines primarily resulted from recent increases in market interest rates.

         Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

NEXT PAGE

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

         Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

         The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003:

	2004
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$127	$(3)	$341	$(13)	$468	$(16)
Collateralized mortgage obligations	3,998	(31)	--	--	3,998	(31)
Federal agencies	1,979	(23)	--	--	1,979	(23)
Small Business Administration	176	(2)	--	--	176	(2)
Corporate obligations	7,648	(34)	--	--	7,648	(34)
Marketable equity securities	6,926	(76)	6,971	(119)	13,897	(195)
Total temporarily impaired securities	$20,854	$(169)	$7,312	$(132)	$28,166	$(301)

	2003
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$732	$(5)	$--	$--	$732	$(5)
Marketable equity securities	6,200	(38)	1,315	(48)	7,515	(86)
Total temporarily impaired securities	$6,932	$(43)	$1,315	$(48)	$8,247	$(91)

         The amortized cost and fair value of securities available for sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2004
	Amortized Cost	Fair Value
Within one year	$3,561	$3,554
One to five years	5,533	5,540
After ten years	4,011	4,011
	13,105	13,105
Mortgage-backed securities	2,661	2,725
Collateralized mortgage obligations	8,614	8,599
Small Business Administration	178	176
Marketable equity securities	14,999	14,804
Totals	$39,557	$39,409

NEXT PAGE

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

         The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $14,389,000 at December 31, 2004 and $7,504,000 at December 31, 2003.

         Proceeds from sales of securities available for sale during 2004, 2003 and 2002 were $3,472,000, $12,172,000 and $5,000,000. Gross gains of $30,000 and $3,000 in 2003 and 2002, and gross losses of $3,000, $23,000 and $6,000 in 2004, 2003 and 2002 were recognized on those sales.

Note 4: Loans and Allowance

	2004	2003
Loans
Real estate loans
One-to-four family	$382,764	$391,476
Multi family	4,657	5,353
Commercial	68,067	65,430
Construction and development	20,745	17,860
	476,233	480,119
Consumer loans
Auto	39,475	40,497
Home equity	29,464	25,401
Home improvement	23,289	20,924
Mobile home	2,879	4,108
Recreational vehicles	58,643	58,222
Boats	38,382	38,096
Other	3,327	3,443
	195,459	190,691
Commercial business loans	53,620	44,362
Total loans	725,312	715,172
Undisbursed loans in process	(9,237)	(8,160)
Unamortized deferred loan costs, net	3,814	3,748
Allowance for loan losses	(6,867)	(6,779)
Net loans	$713,022	$703,981

	2004	2003	2002
Allowance for loan losses
Balances, January 1	$6,779	$6,286	$5,449
Provision for losses	1,557	1,450	1,713
Recoveries on loans	523	404	939
Loans charged off	(1,992)	(1,361)	(1,815)
Balances, December 31	$6,867	$6,779	$6,286

          At December 31, 2004 and 2003, accruing loans delinquent 90 days or more totaled $119,000 and $10,000. Non-accruing loans at December 31, 2004 and 2003 were $3,985,000 and $3,270,000.

NEXT PAGE

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

         Information on impaired loans is summarized below.

	2004	2003
Impaired loans with an allowance	$4,064	$2,089
Impaired loans for which the discounted cash flows or collateral value exceeds the carrying value of the loan	---	---
Total impaired loans	$4,064	$2,089
Allowance for impaired loans included in the Company's allowance for loan losses	$828	$151

	2004	2003	2002
Average balance of impaired loans	$4,205	$2,942	$3,821
Interest income recognized on impaired loans	131	62	24
Interest income recognized on impaired loans - cash basis	47	22	8

Note 5: Premises and Equipment

	2004	2003
Cost
Land	$3,334	$3,066
Buildings and land improvements	11,119	9,396
Equipment	9,763	8,571
Total cost	24,216	21,033
Accumulated depreciation and amortization	(12,025)	(10,962)
Net	$12,191	$10,071

Note 6: Investment In Limited Partnerships
	2004	2003
Pedcor Investments 1988-V (98.97 percent ownership)	$323	$364
Pedcor Investments 1990-XI (19.79 percent ownership)	28	40
Pedcor Investments 1990-XIII (99.00 percent ownership)	765	725
Pedcor Investments 1997-XXVIII (99.00 percent ownership)	2,758	2,800
Pedcor Investments 1997-XXIX (99.00 percent ownership)	696	659
Pedcor Investments 2001-LI (9.94 percent ownership)	455	500
	$5,025	$5,088

NEXT PAGE

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

         The limited partnerships build, own and operate apartment complexes. The Company records its equity in the net income or loss of the limited partnerships based on the Company's interest in the partnerships. The Company recorded income from these limited partnerships of $52,000 in 2004 and losses of $323,000 and $517,000 for 2003 and 2002. In addition, the Company has recorded the benefit of low income housing credits of $800,000, $753,000 and $843,000 for 2004, 2003 and 2002. Combined financial statements for the limited partnerships recorded under the equity method of accounting are as follows:

	2004	2003
Combined condensed balance sheets
Assets
Cash	$150	$154
Land and property	35,129	36,128
Other assets	1,174	1,231
Total assets	$36,453	$37,513
Liabilities
Notes payable	$33,875	$34,711
Other liabilities	1,347	1,240
Total liabilities	35,222	35,951
Partners' equity (deficit)
General partners	(2,931)	(2,487)
Limited partners	4,162	4,049
Total partners' equity	1,231	1,562
Total liabilities and partners' equity	$36,453	$37,513

	2004	2003	2002
Combined condensed statements of operations
Total revenue	$4,349	$3,695	$4,369
Total expenses	(5,014)	(4,129)	(4,882)
Net loss	$(665)	$(434)	$(513)

NEXT PAGE

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 7: Deposits

	2004	2003
Noninterest-bearing demand	$39,999	$32,138
Interest-bearing demand	58,440	59,809
Savings	61,629	57,785
Money market savings	54,704	48,750
Certificates and other time deposits of $100,000 or more	121,871	109,008
Other certificates	263,764	271,872
Total deposits	$600,407	$579,362

Certificates including other time deposits of $100,000 or more maturing in years ending December 31:

2005	$239,040
2006	69,224
2007	54,944
2008	10,092
2009	12,335
$385,635

Note 8: Federal Home Loan Bank Advances

Maturities Years Ending December 31
2005	$63,252
2006	28,932
2007	12,665
2008	13,112
2009	1,655
Thereafter	19,811
$139,427

         At December 31, 2004, the Company has pledged $389,517,000 in qualifying first mortgage loans and investment securities as collateral for advances and outstanding letters of credit. Advances, at interest rates from 1.38 to 7.33 percent at December 31, 2004, are subject to restrictions or penalties in the event of prepayment.

Note 9: Notes Payable

         The Bank has a noninterest-bearing, unsecured term note payable to Pedcor Investments 1997-XXVIII, L.P. of $1,461,000 and $1,523,000 at December 31, 2004 and 2003 payable in semiannual installments through January 1, 2010. At December 31, 2004 and 2003, the Bank was obligated under an irrevocable direct pay letter of credit for the benefit of a third party in the amount of $1,254,000 relating to this note and the financing for an apartment project by Pedcor Investments 1997-XXVIII L.P.

NEXT PAGE

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

         The Bank also has a noninterest-bearing, unsecured term note payable to Pedcor Investments 1997-XXIX, LP. The note, which is payable in annual installments through August 15, 2008, had a balance of $684,000 and $988,000 at December 31, 2004 and 2003.

Maturities Years Ending December 31
2005	$362
2006	357
2007	371
2008	413
2009	416
Thereafter	226
$2,145

Note 10: Loan Servicing

         Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans consist of the following:

	2004	2003	2002
Loans serviced for
Freddie Mac	$104,733	$90,616	$89,432
Fannie Mae	5,530	7,712	12,343
Federal Home Loan Bank	23,852	17,307	12,081
Other investors	7,611	12,327	14,680
	$141,726	$127,962	$128,536

         The aggregate fair value of capitalized mortgage servicing rights is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type, investor type, and interest rates.

	2004	2003	2002
Mortgage Servicing Rights
Balances, January 1	$1,333	$1,193	$879
Servicing rights capitalized	408	515	524
Amortization of servicing rights	(366)	(375)	(210)
	1,375	1,333	1,193
Valuation allowance	(180)	(320)	--
Balances, December 31	$1,195	$1,013	$1,193

NEXT PAGE

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Activity in the valuation allowance for mortgage servicing right was as follows:

	2004	2003
Balance, beginning of year	$320	$--
Additions	--	320
Reductions	(140)	--
Balances, end of year	$180	$320

*No valuation allowance was necessary at December 31, 2002.

Note 11: Income Tax

	2004	2003	2002
Income tax expense
Currently payable
Federal	$1,148	$2,090	$2,124
State	488	833	889
Deferred
Federal	87	439	411
State	30	(22)	(48)
Total income tax expense	$1,753	$3,340	$3,376
Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	$2,474	$3,877	$4,031
Effect of state income taxes	342	535	555
Low income housing credits	(800)	(753)	(843)
Tax-exempt income	(363)	(492)	(439)
Other	100	173	72
Actual tax expense	$1,753	$3,340	$3,376
Effective tax rate	24.1%	29.3%	28.5%

NEXT PAGE

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The components of the deferred asset included on the balance sheets are as follows:

	2004	2003
Assets
Unrealized loss on securities available for sale	$59	$--
Allowance for loan losses	2,858	2,707
Deferred compensation	2,389	2,264
Charitable contribution carryover	--	188
Depreciation and amortization	--	136
Business tax and AMT credit carryovers	885	515
Other	613	143
Total assets	6,804	5,953
Liabilities
FHLB stock	(463)	(322)
State income tax	(219)	(232)
Loan fees	(378)	(697)
Investments in limited partnerships	(1,229)	(279)
Unrealized gain on securities available for sale	--	(155)
Mortgage servicing rights	(497)	(422)
Total liabilities	(2,786)	(2,107)
	$4,018	$3,846

          The Company has unused business income tax credits of $712,000 that expire in 2017. In addition, the Company has an AMT credit carryover of $173,000 with an unlimited carryover period.

NEXT PAGE

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

          Retained earnings include approximately $14,743,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amounts was approximately $5,013,000.

Note 12: Other Comprehensive Income

	Before-Tax Amount	2004 Tax Credit	Net-of-Tax Amount
Unrealized losses on securities
Unrealized holding losses arising during the year	$(537)	$213	$(324)
Less: reclassification adjustment for losses realized in net income	(3)	1	(2)
Net unrealized losses	$(534)	$212	$(322)

	Before-Tax Amount	2003 Tax Credit	Net-of-Tax Amount
Unrealized losses on securities
Unrealized holding losses arising during the year	$(343)	$117	$(226)
Less: reclassification adjustment for gains realized in net income	7	(2)	5
Net unrealized losses	$(350)	$119	$(231)

	Before-Tax Amount	2002 Tax Credit	Net-of-Tax Amount
Unrealized losses on securities
Unrealized gains on securities
Unrealized holding gains arising during the year	$176	$(70)	$106
Less: reclassification adjustment for losses realized in net income	(3)	1	(2)
Net unrealized gains	$179	$(71)	$108

NEXT PAGE

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 13: Commitments and Contingent Liabilities

         In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated statements of financial condition.

         Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2004	2003
Loan commitments	$78,641	$72,419
Standby letters of credit	7,211	7,165

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include residential real estate, income-producing commercial properties, or other assets of the borrower.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

         The Company and Bank are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Note 14: Stockholders' Equity

         The Company is not subject to any regulatory restrictions on the payment of dividends to its stockholders.

NEXT PAGE

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

         Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding retained net income for the current year plus the previous two calendar years. At December 31, 2004, the Bank had regulatory approval to pay dividends to the Company of an amount not to exceed $15,000,000.

Note 15: Regulatory Capital

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies and is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, Tier 1 risk-based capital, and core leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

         There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 2004 and 2003, the Bank was categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 2004 that management believes have changed the Bank's classification.

         The Bank's actual and required capital amounts and ratios are as follows:

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Total risk-based capital (to risk-weighted assets)	$90,595	15.0%	$48,436	8.0%	$60,545	10.0%
Tier 1 risk-based capital (to risk-weighted assets)	84,153	13.9%	24,218	4.0%	36,327	6.0%
Core capital (to adjusted total assets)	84,153	10.0%	25,121	3.0%	41,868	5.0%
Core capital (to adjusted tangible assets)	84,153	10.0%	16,747	2.0%	N/A	N/A
Tangible capital (to adjusted total assets)	84,153	10.0%	12,560	1.5%	N/A	N/A
As of December 31, 2003
Total risk-based capital (to risk-weighted assets)	$99,636	17.0%	$46,975	8.0%	$58,719	10.0%
Tier 1 risk-based capital (to risk-weighted assets)	92,979	15.8%	23,487	4.0%	35,231	6.0%
Core capital (to adjusted total assets)	92,979	11.3%	24,638	3.0%	41,063	5.0%
Core capital (to adjusted tangible assets)	92,979	11.3%	16,425	2.0%	N/A	N/A
Tangible capital (to adjusted total assets)	92,979	11.3%	12,319	1.5%	N/A	N/A

NEXT PAGE

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 16: Employee Benefits

          The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The contributions are discretionary and determined annually. In 2004, 2003 and 2002, the Company matched employees' contributions at the rate of 50 percent for the first $600 of participant contributions to the 401(k) and made a contribution to the profit-sharing plan of 3 percent of qualified compensation. The Company's expense for the plan was $370,000, $225,000 and $297,000 for 2004, 2003 and 2002.

          The Company has a supplemental retirement plan and deferred compensation arrangements for the benefit of certain officers. The Company also has deferred compensation arrangements with certain directors whereby, in lieu of currently receiving fees, the directors or their beneficiaries will be paid benefits for an established period following the director's retirement or death. These arrangements are informally funded by life insurance contracts which have been purchased by the Company. The Company records a liability for these vested benefits based on the present value of future payments. The Company's expense for the plan was $753,000, $776,000 and $695,000 for 2004, 2003 and 2002.

          The Company has an ESOP covering substantially all of its employees. At December 31, 2004, 2003 and 2002, the Company had 286,060, 317,843 and 349,626 unearned ESOP shares with a fair value of $6,963,000, $7,981,000 and $6,916,000. Shares are released to participants proportionately as ESOP debt is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares are used to repay the loan. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company and Bank, are made to the ESOP. Expense under the ESOP for 2004, 2003 and 2002 was $752,000, $752,000 and $585,000. The following table provides information on ESOP shares at December 31.

	2004	2003	2002
Allocated shares	147,725	115,942	80,857
Suspense shares	286,060	317,843	349,626
Committed-to-be released shares	31,783	31,783	31,783

          The Company has a Recognition and Retention Plan (RRP) for the award of up to 232,784 shares of the common stock of the Company to directors and executive officers. Common stock awarded under the RRP vests ratably over a three or five-year period commencing with the date of the grants. Expense recognized on the vested shares totaled approximately $601,000, $450,000 and $768,000 in 2004, 2003 and 2002. The unearned portion of these stock awards is presented as a reduction of stockholders' equity.

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 17: Stock Option Plan

          Under the Company's stock option plan, which is accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, the Company grants selected executives and other key employees and directors incentive and non-qualified stock option awards which vest and become fully exercisable at the discretion of the stock option committee as the options are granted. The Company is authorized to grant options for up to 581,961 shares of the Company's common stock. Under certain provisions of the plan, the number of shares available for grant may be increased without shareholder approval by the amount of shares surrendered as payment of the exercise price of the stock option and by the number of shares of common stock of the Company that could be repurchased by the Company using proceeds from the exercise of stock options. The exercise price of the options, which have a 10 to 15 year life, may not be less than the market price of the Company's stock on the date of grant; therefore, no compensation expense will be recognized when the options are granted.

          The following is a summary of the status of the Company's stock option plan and changes in that plan for 2004, 2003 and 2002.

	2004		2003		2002
Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	528,389	$16.03	530,086	$14.32	535,714	$14.30
Granted	--	--	75,000	25.66	--	--
Exercised	(38,175)	14.50	(71,897)	13.55	(3,331)	11.95
Forfeited/expired	(2,400)	14.50	(4,800)	14.50	(2,297)	13.32
Outstanding, end of year	487,814	16.15	528,389	16.03	530,086	14.32
Options exercisable at year end	354,414		337,389		286,619
Weighted-average fair value of options granted during the year	2.76

NEXT PAGE

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

At December 31, 2004, certain information by exercise price for options outstanding and exercisable is as follows:

Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life	Number of Shares Exercisable
$12.35	13,912	2.6 years	13,912
14.50	398,902	8.6 years	340,502
25.66	75,000	11.4 years	--

          Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that statement (see Note 1). The fair value of each 2003 option grant was estimated on the grant date using an option-pricing model with the following assumptions:

Risk-free interest rates	2.29%
Dividend yields	1.76%
Volatility factors of expected market price of common stock	9.30%
Weighted-average expected life of the options	8 years

NEXT PAGE

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 18. Earnings Per Share

         Earnings per share were computed as follows:

	Income	2004 Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Income available to common shareholders	$5,522	4,625,437	$1.19
Effect of Dilutive Securities
Stock options	--	146,599	--
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$5,522	4,772,036	$1.16

	Income	2003 Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Income available to common shareholders	$8,062	4,904,007	$1.64
Effect of Dilutive Securities
Stock options	--	180,507	--
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$8,062	5,084,514	$1.59

	Income	2002 Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Income available to common shareholders	$8,480	5,484,792	$1.55
Effect of Dilutive Securities
Stock options	--	113,378	--
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$8,480	5,598,170	$1.51

          Options to purchase 75,000 shares of common stock at $25.66 per share were outstanding at December 31, 2004, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Additionally, 24,584 shares not vested under the Recognition and Retention Plan have been excluded for similar reasons.

NEXT PAGE

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

         Note 19: Fair Values of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

         Cash and Cash Equivalents - The fair value of cash and cash equivalents approximates carrying value.

         Investment and Mortgage-Backed Securities - Fair values are based on quoted market prices.

         Loans Held For Sale - Fair values are based on quoted market prices.

         Loans - The fair value for loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

         FHLB Stock - Fair value of FHLB stock is based on the price at which it may be resold to the FHLB.

         Cash Value of Life Insurance - The fair value of life insurance values approximate carrying value.

         Interest Receivable/Payable - The fair values of interest receivable/payable approximate carrying values.

         Deposits - The fair values of noninterest-bearing, interest-bearing demand and savings accounts are equal to the amount payable on demand at the balance sheet date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

         Federal Home Loan Bank Advances - The fair value of these borrowings are estimated using a discounted cash flow calculation, based on current rates for similar debt for periods comparable to the remaining terms to maturity of these advances.

         Notes Payable - The fair value of this note is estimated using a discount calculation based on current rates.

NEXT PAGE

         Advances by Borrowers for Taxes and Insurance - The fair value approximates carrying value.

         Off-Balance Sheet Commitments - Commitments include commitments to purchase and originate mortgage loans, commitments to sell mortgage loans, and standby letters of credit and are generally of a short-term nature. The fair values of such commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The carrying amounts of these investments are reasonable estimates of the fair value of these financial statements.

         The estimated fair values of the Company's financial instruments are as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$19,743	$19,743	$23,068	$23,068
Securities available for sale	39,409	39,409	33,472	33,472
Loans held for sale	2,913	2,913	1,975	2,001
Loans	713,022	719,318	703,981	712,277
Stock in FHLB	7,958	7,958	7,264	7,264
Cash value of life insurance	27,090	27,090	26,140	26,140
Interest receivable	3,039	3,039	3,194	3,194
Liabilities
Deposits	600,407	584,928	579,362	580,378
FHLB advances	139,427	141,255	134,592	142,127
Notes payable	2,145	1,853	2,511	2,188
Interest payable	1,025	1,025	851	851
Advances by borrowers for taxes and insurance	1,579	1,579	1,448	1,448

NEXT PAGE

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 20: Condensed Financial Information (Parent Company Only)

         Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets
	2004	2003
Assets
Cash on deposit with Bank	$832	$1,623
Cash on deposit with others	71	24
Total cash and cash equivalents	903	1,647
Investment in common stock of Bank	84,958	94,121
Investment in affiliate	982	956
Deferred and current income tax	1,031	810
Other assets	6	6
Total assets	$87,880	$97,540
Liabilities - other	$20	$20
Stockholders' Equity	87,860	97,520
Total liabilities and stockholders' equity	$87,880	$97,540
Condensed Statements of Income
	2004	2003	2002
Income
Interest income from Bank	$10	$20	$29
Interest income from investments	--	--	8
Interest income from loans	--	116	324
Dividends from Bank	15,000	5,000	21,500
Other income	25	130	137
Total income	15,035	5,266	21,998

Expenses	359	331	230

Income before income tax and equity in undistributed income of subsidiary	14,676	4,935	21,768

Income tax expense (benefit)	(128)	(18)	105

Income before equity in undistributed income of subsidiary	14,804	4,953	21,663

Equity in undistributed income of subsidiary	(9,282)	3,109	(13,183)

Net Income	$5,522	$8,062	$8,480

NEXT PAGE

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed Statements of Cash Flows

	2004	2003	2002
Operating Activities
Net income	$5,522	$8,062	$8,480
Item not requiring (providing) cash
ESOP shares earned	752	752	585
Deferred income tax benefit	186	426	236
Distributions in excess of (equity in undistributed income) income of Bank	9,282	(3,109)	13,183
Other	(184)	123	(266)
Net cash provided by operating activities	15,558	6,254	22,218

Investing Activities
Net change in loans	--	1,250	1,250
Proceeds from maturities of securities available for sale	--	--	1,001
Net cash provided by investing activities	--	1,250	2,251

Financing Activities
Stock repurchased	(14,706)	(7,182)	(21,184)
Cash dividends	(2,150)	(2,021)	(1,896)
Proceeds from stock options exercised	554	974	40
Net cash used in financing activities	(16,302)	(8,229)	(23,040)

Net Change in Cash on Deposit With Bank	(744)	(725)	1,429

Cash on Deposit With Bank, Beginning of Year	1,647	2,372	943

Cash on Deposit With Bank, End of Year	$903	$1,647	$2,372

NEXT PAGE

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 21: Quarterly Results of Operations (Unaudited)

Quarter Ended	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income	Basic Earnings Per Common Share	Diluted Earnings Per Common Share
2004
March	$11,197	$4,367	$6,830	$227	$1,968	$0.41	$0.40
June	11,048	4,211	6,837	530	1,814	0.38	0.37
September	10,979	4,368	6,611	350	1,724	0.38	0.37
December	11,176	4,530	6,646	450	16	0.00	0.00
Total	$44,400	$17,476	$26,924	$1,557	$5,522	1.19	1.16
2003
March	$11,791	$4,964	$6,827	$375	$2,068	$0.42	$0.40
June	11,737	4,828	6,909	375	2,390	0.49	0.47
September	11,532	4,696	6,836	325	1,983	0.41	0.39
December	11,382	4,611	6,771	375	1,621	0.33	0.32
Total	$46,442	$19,099	$27,343	$1,450	$8,062	1.64	1.59

In the fourth quarter of 2004, the Company incurred an expense of approximately $1,700,000, net of tax ($.38 per diluted share) associated with a separation agreement entered into in November 2004 with a former officer of the Bank.

Note 22: Subsequent Event

         On March 3, 2005, the Bank entered into a definitive agreement to purchase certain assets and assume certain liabilities representing the operations of Fidelity Federal Savings Bank of Marion, Indiana. The Bank will pay $20 million in cash for these net assets, subject to adjustments. The purchase which requires the approval of the Office of Thrift Supervision, is scheduled to close in the third quarter of 2005.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         No disclosure under this item is required.

NEXT PAGE

Item 9A. Controls and Procedures

         An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2004, was carried out under the supervision and with the participation of the our Chief Executive Officer, Principal Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report. Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2004, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         We do not expect that our disclosure controls and procedures will present all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within MutualFirst have been detected. These inherent limitations include the realities that judgment in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

         The Sarbanes-Oxley Act of 2002 (the"Act") imposed many requirements regarding corporate governance and financial reporting. One requirement under Section 404 of the Act, beginning with this annual report, is for management to report on the effectiveness of MutualFirst's internal control over financial reporting as of December 31, 2004, and for our independent registered public accounting firm to attest to this report. On November 30, 2004, the Securities and Exchange Commission issued an exemptive order providing a 45-day extension for the filing of these reports and attestations by eligible companies. We elected to utilize this 45-day extension; accordingly this Form 10-K does not include these reports but an amendment to this Form 10-K, including these reports will be filed on or before May 2, 2005. Currently, we are not aware of any material weaknesses in our internal control over financial reporting.

NEXT PAGE

Item 9B. Other Information

         None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

         Information concerning the Company's directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2005, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information concerning the executive officers of the Company who are not directors is incorporated herein by reference from Part I of this Form 10-K under the caption "Executive Officers of the Registrant Who Are Not Directors."

Audit Committee Financial Expert

         Information concerning the audit committee of the Company's Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2005, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

NEXT PAGE

Code of Ethics

         The Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act. The Code of Ethics applies to all of the Company's directors, officers and employees. A copy of the Company's Code of Ethics was filed with the SEC as Exhibit 14 to the Annual Report on Form 10-K for the year ended December 31, 2003. You may obtain a copy of the Code of Ethics free of charge from the Company by writing to our Corporate Secretary at MutualFirst Financial, Inc., 110 E. Charles Street, Muncie, Indiana 47305-2419 or by calling (765) 747-2800.

Item 11. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2005, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2005, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

         Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	487,814	$16.15	14,161(1)
Equity compensation plans not approved by security holders	---	---	---

___________

(1) Includes 14,161 shares available for future grants under MutualFirst Financial, Inc's stock option plan.

NEXT PAGE

Item 13. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2005, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

         Information concerning principal accountant fees and services are incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2005 (excluding the information contained under the heading of "Report of the Audit/Compliance Committee") a copy of which will be filed no later than 120 days after December 31, 2004.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

         (a)(1) List of Financial Statements

         The following are contained in Item 8 of this Form 10-K:

Annual Report Section
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2004 and 2003
Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

         (a)(2) List of Financial Statement Schedules:

         All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

NEXT PAGE

         (a)(3) List of Exhibits:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
3(i)	Articles of Incorporation	*
3(ii)	Amended Bylaws	++
4	Instruments defining the rights of security holders, including indentures:
	Form of MutualFirst Financial, Inc. Common Stock Certificate	*
9	Voting Trust Agreement	None
10	Material contracts:
	Employment Agreement with David W. Heeter	+++
	Employment Agreement with Patrick C. Botts	+++
	Employment Agreement with Timothy J. McArdle	**
	Form of Supplemental Retirement Plan Income Agreements for R. Donn Roberts, Steven Campbell, Patrick C. Botts, David W. Heeter, Timothy J. McArdle and Stephen C. Selby	**
	Form of Director Shareholder Benefit Program, as amended, for Steven L. Banks	++
	Form of Executive Shareholder Benefit Program Agreement, as amended, for Steven L. Banks	++
	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. ∓McVicker	++
	Form of Agreements for Executive Deferred Compensation Plan for R. Donn Roberts, Patrick C. Botts, Steven Campbell, David W. Heeter, Timothy J. McArdle and Stephen C. Selby	**
	Registrant's 2000 Stock Option and Incentive Plan	***
	Registrant's 2000 Recognition and Retention Plan	***
	Named Executive Officer Salary and Bonus Arrangements for 2005	10.1
	Director Fee Arrangements for 2005	10.2
11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
14	Code of Ethics	+++
16	Letter re change in certifying accountant	None
18	Letter re change in accounting principles	None
21	Subsidiaries of the registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of Experts and Counsel	23
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32

_________________________
*	Filed as an exhibit to the Company's Form S-1 registration statement filed on September 16, 1999 (File No. 333-87239) pursuant to Section 5 of the Securities Act of 1933. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
**	Filed as an exhibit to the Company's Annual Report on Form 10-K filed on March 30, 2000 (File No. 000-27905). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
***	Filed as an Appendix to the Company's Form S-4/A Registration Statement filed on October 19, 2000 (File No. 333-46510). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
++	Filed as an exhibit to the Company's Annual Report on Form 10-K filed on April 2, 2001 (File No. 000-27905). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
+++	Filed as an exhibit to the Company's Annual Report on Form 10-K filed on March 15, 2004 (File No. 000-27905). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

NEXT PAGE

             (b)  Exhibits - Included, see list in (a)(3).

             (c)  Financial Statements Schedules - None

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

/s/ David W. Heeter	/s/ Wilbur R. Davis
David W. Heeter, President and Director (Principal Executive Officer)	Wilbur R. Davis, Chairman of the Board

Date: March 16, 2005	Date: March 16, 2005

/s/ R. Donn Roberts	/s/ Edward J. Dobrow
R. Donn Roberts, Director	Edward J. Dobrow, Director

Date: March 16, 2005	Date: March 16, 2005

/s/ Linn A. Crull	/s/ James D. Rosema
Linn A. Crull, Director	James D. Rosema, Director

Date: March 16, 2005	Date: March 16, 2005

/s/ William V. Hughes	/s/ Jerry D. McVicker
William V. Hughes, Director	Jerry D. McVicker, Director

Date: March 16, 2005	Date: March 16, 2005

/s/ Julie A. Skinner	/s/ John M. Dalton
Julie A. Skinner, Director	John M. Dalton, Director

Date: March 16, 2005	Date: March 16, 2005

/s/ Patrick C. Botts	/s/ Jon R. Marler
Patrick C. Botts, Director	Jon R. Marler, Director

Date: March 16, 2005	Date: March 16, 2005

/s/ Timothy J. McArdle
Timothy J. McArdle, Senior Vice President, Treasurer and Controller (Principal Financial and Accounting Officer)

Date: March 16, 2005

NEXT PAGE
INDEX TO EXHIBITS
Number	Description

10.1	Named Executive Officer Salary and Bonus Arrangements for 2005

10.2	Director Fee Arrangements for 2005

21	Subsidiaries of the Registrant

23	Consent of Accountants

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

END