Form 10-K/A
period 2004-12-31
MUTUALFIRST FINANCIAL INC
filed 2005-04-28
CIK 1094810

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

NEXT PAGE

EXPLANATORY NOTE

            This Amendment No. 1 on Form 10-K/A to the MutualFirst Financial, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "Original Filing") is being filed to amend Item 9A to include Management's Report on Internal Control Over Financial Reporting and the related report of the Company's independent registered public accounting firm. In addition, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the consent of the Company's independent registered public accounting firm, filed as exhibits to the Original Filing, have been re-executed and re-filed in this Form10-K/A.

            This Amendment No. 1 on Form 10-K/A is filed pursuant to Securities and Exchange Commission Release No. 34-50754, which provides up to 45 additional days beyond the due date of the Original Filing for the filing of the internal control reports.

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

            There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2004, that have

NEXT PAGE

materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under "Management's Report on Internal Control Over Financial Reporting" and "Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting."

NEXT PAGE

Management's Report on Internal Control over Financial Reporting

            The management of MutualFirst Financial, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to the Company's management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

            The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

            Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

            Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, the Company's internal control over financial reporting was effective based on those criteria.

            The Company's independent auditors have issued an audit report on our assessment of internal control over financial reporting as of December 31, 2004. This report is included in this Form 10-K/A. See "Report of Independent Registered Public Accounting Firm," which follows this report.

Date: April 27, 2005	By:	/s/ David W. Heeter David W. Heeter President and Chief Executive Officer

	By:	/s/ Timothy J. McArdle Timothy J. McArdle Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

NEXT PAGE

Report of Independent Registered Public Accounting Firm

To the Audit Committee
of the Board of Directors
MutualFirst Financial, Inc.
Muncie, Indiana

We have audited management's assessment, included in Management's Report on Internal Control over Financial Reporting, that MutualFirst Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

NEXT PAGE

In our opinion, management's assessment that MutualFirst Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, MutualFirst Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of MutualFirst Financial, Inc. and our report dated February 4, 2005 expressed an unqualified opinion thereon.

/s/ BKD, LLP
Indianapolis, Indiana
March 25, 2005

NEXT PAGE

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MutualFirst Financial, Inc.

Date: April 27, 2005	By:	/s/ David W. Heeter
David W. Heeter, President and Chief Executive Officer (Duly Authorized Representative)

NEXT PAGE

INDEX TO EXHIBITS

Number	Description

23	Consent of Accountants

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

END