Form 10-Q
period 2005-03-31
MUTUALFIRST FINANCIAL INC
filed 2005-05-09
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM - TO

Commission File Number: 000-27905

MutualFirst Financial, Inc. (Exact Name of registrant specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	35-2085640 (I.R.S. Employer Identification Number)

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

The number of shares of the Registrant's common stock, with $.01 par value, outstanding as of March 31, 2005, was 4,673,444.

NEXT PAGE

FORM 10 - Q

MutualFirst Financial, Inc.

Signature Page

Certifications	Exhibit 31.1 Exhibit 31.2 Exhibit 32

NEXT PAGE

PART I   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2005	2004
	(Unaudited)

Assets
Cash	$17,159,197	$19,275,332
Interest-bearing deposits	125,410	468,044
Cash and cash equivalents	17,284,607	19,743,376
Investment securities available for sale	40,462,228	39,408,978
Loans held for sale	3,106,406	2,913,150
Loans	720,213,022	719,888,598
Allowance for loan losses	(6,737,284)	(6,866,910)
Net loans	713,475,738	713,021,688
Premises and equipment	13,389,446	12,191,117
Federal Home Loan Bank of Indianapolis stock, at cost	8,042,400	7,957,700
Investment in limited partnerships	4,979,835	5,025,378
Cash surrender value of life insurance	27,355,357	27,090,357
Foreclosed real estate	550,213	340,113
Interest receivable	3,210,551	3,038,557
Core deposit intangibles and goodwill	890,586	894,016
Deferred income tax benefit	4,186,244	4,003,199
Other assets	4,642,298	3,759,628

Total assets	$841,575,909	$839,387,257
Liabilities
Deposits
Non-interest-bearing	$38,673,259	$39,999,427
Interest bearing	560,691,188	560,407,685
Total deposits	599,364,447	600,407,112
Federal Home Loan Bank advances	140,884,507	139,426,777
Other borrowings	2,130,359	2,145,432
Advances by borrowers for taxes and insurance	2,295,442	1,578,522
Interest payable	1,053,337	1,025,017
Other liabilities	8,016,355	6,944,254
Total liabilities	753,744,447	751,527,114

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued --- 5,000,000 shares
Common stock, $.01 par value
Authorized --- 20,000,000 shares Issued and outstanding - 4,673,444 and 4,708,318 shares	46,734	47,084
Additional paid-in capital	34,341,957	34,385,254
Retained earnings	56,855,303	56,826,053
Accumulated other comprehensive loss	(246,515)	(88,646)
Unearned employee stock ownership plan (ESOP) shares	(2,780,966)	(2,860,426)
Unearned recognition and retention plan (RRP) shares	(385,051)	(449,176)
Total stockholders' equity	87,831,462	87,860,143

Total liabilities and stockholders' equity	$841,575,909	$839,387,257

See notes to consolidated condensed financial statements.

NEXT PAGE

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income

(Unaudited)
	Three Months Ended
	March 31
	2005	2004
Interest Income
Loans receivable, including fees	$10,786,684	$10,788,709
Investment seurities:
Mortgage-backed securities	130,310	122,155
Federal Home Loan Bank stock	84,798	91,277
Other investments	228,483	181,560
Deposits with financial institutions	6,570	12,953
Total interest income	11,236,845	11,196,654
Interest Expense
Passbook savings	39,746	37,486
Certificates of deposit	3,019,905	2,844,825
Daily Money Market accounts	165,507	120,091
Demand and NOW acounts	33,318	33,493
Federal Home Loan Bank advances	1,288,447	1,315,098
Other interest expense	15,606	15,606
Total interest expense	4,562,529	4,366,599
Net Interest Income	6,674,316	6,830,055
Provision for losses on loans	443,750	226,500
Net Interest Income After Provision for Loan Losses	6,230,566	6,603,555

Other Income
Service fee income	885,772	701,761
Net realized loss on sale of available-for-sale securities	(762)	0
Equity in gains (losses) of limited partnerships	(16,869)	2,831
Commissions	213,588	142,709
Net gains on loan sales and servicing	149,168	395,195
Increase in cash surrender value of life insurance	265,000	258,000
Other income	40,469	39,962
Total other income	1,536,366	1,540,458

Other Expenses
Salaries and employee benefits	3,406,037	3,439,743
Net occupancy expenses	348,784	292,738
Equipment expenses	313,129	261,347
Data processing fees	194,120	197,062
Automated teller machine	160,304	143,521
Deposit insurance expense	20,840	22,010
Advertising and promotion	138,757	95,006
Other expenses	967,019	890,105
Total other expenses	5,548,990	5,341,532
Income Before Income Tax	2,217,942	2,802,480
Income tax expense	610,000	834,550
Net Income	$1,607,942	$1,967,930
Basic earnings per share	$0.37	$0.41
Diluted earnings per share	$0.36	$0.40
Dividends per share	$0.13	$0.11

See notes to consolidated condensed financial statements.

NEXT PAGE

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Three Months Ended March 31, 2005
(Unaudited)
						Accumulated
	Common Stock		Additional			Other	Unearned	Unearned
	Shares		paid-in	Comprehensive	Retained	Comprehensive	ESOP	RRP
	Outstanding	Amount	capital	Income	Earnings	Loss	shares	shares	Total
Balances, December 31, 2004	4,708,318	$47,084	$34,385,254		$56,826,053	($88,646)	($2,860,426)	($449,176)	$87,860,143
Comprehensive income
Net income for the period				$1,607,942	$1,607,942				1,607,942
Other comprehensive income, net of tax
Net unrealized losses on securities				(157,868)		(157,868)			(157,868)
Comprehensive income				$1,450,074
ESOP shares earned			111,478				79,460		190,938
Cash dividends ($.13 per share)					(611,674)				(611,674)
RRP shares earned								64,125	64,125
Stock repurchased and retired	(64,574)	(647)	(585,129)		(967,019)				(1,552,794)
Stock options exercised	29,700	297	430,353						430,650
Balances, March 31, 2005	4,673,444	$46,734	$34,341,957		$56,855,302	($246,514)	($2,780,966)	($385,051)	$87,831,462

See notes to consolidated condensed financial statements.

NEXT PAGE

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
	2005	2004
Operating Activities
Net income	$1,607,942	$1,967,930
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	443,750	226,500
Securities gains	762	-
Net loss on sale of real estate owned	-	67,673
Securities amortization (accretion), net	47,026	75,316
ESOP shares earned	190,938	197,454
RRP shares earned	64,125	150,100
Equity in losses of limited partnerships	16,869	(2,831)
Amortization of net loan origination costs	399,377	380,555
Amortization of core deposit intangibles and goodwill	3,430	3,430
Depreciation and amortization	298,947	264,895
Deferred income tax	(77,800)	-
Loans originated for sale	(4,415,030)	(4,466,849)
Proceeds from sales on loans held for sale	4,301,075	19,762,186
Gains on sales of loans held for sale	(79,301)	(395,195)
Change in
Interest receivable	(171,994)	98,439
Other assets	(879,165)	(239,692)
Interest payable	28,320	307,437
Other liabilities	1,087,707	621,489
Net change in cash surrender value of life insurance	(265,000)	(258,000)
Net cash provided by operating activities	2,601,978	18,760,837
Investing Activities
Purchases of securities available for sale	(3,597,925)	(9,963,184)
Proceeds from maturities and paydowns of securities available for sale	1,149,331	2,569,394
Proceeds from sales of securities available for sale	1,084,444	772,035
Net change in loans	(1,535,994)	3,220,192
Purchases of premises and equipment	(1,497,276)	(1,635,813)
Proceeds from real estate owned sales	28,717	121,327
Purchase of FHLB of Indianapolis stock	(84,700)	(91,200)
Distribution from limited partnership	25,168	28,674
Net cash used by investing activities	(4,428,235)	(4,978,575)
Financing Activities
Net change in
Noninterest-bearing, interest bearing demand and savings deposits	1,325,725	13,427,866
Certificates of deposits	(2,368,390)	(19,856,070)
Repayment of note payable	(30,679)	(30,679)
Proceeds from FHLB advances	80,200,000	21,500,000
Repayment of FHLB advances	(78,742,270)	(30,500,000)
Net change in advances by borrowers for taxes and insurance	716,920	971,911
Stock repurchased	(1,552,794)	(2,551,339)
Proceeds from exercise of stock options	430,650	125,788
Cash Dividends	(611,674)	(574,794)
Net cash provided by financing activities	(632,512)	(17,487,317)
Net Change in Cash and Cash Equivalents	(2,458,769)	(3,705,055)

Cash and Cash Equivalents, Beginning of Year	19,743,376	23,067,786
Cash and Cash Equivalents, End of Period	$17,284,607	$19,362,731
Additional Cash Flows Information
Interest paid	$ 4,534,209	$ 4,059,163
Income tax paid	100,000	410,000
Transfers from loans to foreclosed real estate	238,817	224,067
Loans transferred to loans held for sale		15,293,086
Mortgage servicing rights capitalized	42,645	195,626

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

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 2004 filed with the Securities and Exchange Commission.

The interim consolidated financial statements at March 31, 2005 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2004 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

The Company has a stock-based employee compensation plan that is described more fully in Notes to Financial Statements included in the December 31, 2004 Annual Report to stockholders. The Company accounts for this plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. (Dollars in thousands except for per share data)

NEXT PAGE

	Three Months Ended
	March 31, 2005	March 31, 2004

Net income, as reported	$1,607	$1,968

Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(26)	(26)
Pro forma net income	$1,581	$1,942

Earnings per share:
Basic - as reported	$0.37	$0.41
Basic - proforma	$0.36	$0.40
Diluted - as reported	$0.36	$0.40
Diluted - proforma	$0.35	$0.39

Note 2: Earnings per share

Earnings per share were computed as follows: (Dollars in thousands except per share data)

	Three Months Ended Ended March 31,
	2005			2004
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
	(000's)			(000's)

Basic Earnings Per Share
Income available to common shareholders	$1,607	4,366,150	$0.37	$1,968	4,797,668	$0.41
Effect of Dilutive securities
Stock options and RRP grants		135,058			180,086
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$1,607	4,501,208	$0.36	$1,968	4,977,754	$0.40

NEXT PAGE

Note 3:  Effect of Recent Accounting Pronouncements

On April 14, 2005 the SEC issued an amendment to SFAS No. 123(R), which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The new rule does not change the dates for compliance with the standard. Early adoption is permitted in periods in which financial statements have not yet been issued. The company expects to adopt SFAS No. 123(R) on January 1, 2006.

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

The following should be read in conjunction with the Management's Discussion and Analysis in the Company's December 31, 2004 Annual Report on Form 10-K.

Critical Accounting Policies

The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies presented on pages 62 to 65 of the Annual Report to Shareholders for the year ended December 31, 2004. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets, mortgage servicing rights and intangible assets.

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

Historically, our interest-earning assets have been longer term in nature (i.e. fixed-rate mortgage loans) and interest-bearing liabilities have been shorter term (i.e. certificates of deposit, regular savings accounts etc). This structure would impact net interest income favorably in a decreasing rate environment, assuming a normally shaped yield curve, as the rates on interest bearing liabilities would decrease more rapidly than rates on the interest earning assets. Conversely, in an increasing rate environment, assuming a normally shaped yield curve, net interest income would be impacted unfavorably as rates on interest earning assets would increase at a slower rate than rates on interest bearing liabilities.

Since 2000 it has been the Company's strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of consumer and commercial loans to total loans has increased from 35% at the end of 2000 to 44% currently. On the liability side of the balance sheet, the Company is employing strategies to increase the balance of core deposit accounts such as low cost checking and money market accounts. The percentage of core deposits to total deposits has increased from 33% to 36% over this time period. These are ongoing strategies that are dependent on current market conditions and competition.

During the first three months of 2005, in keeping with its strategic objective to reduce interest rate risk exposure, the Company also sold $4.3 million of long term fixed rate loans that had been held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $69,000 in the first three months of this year.

Recent increases in short-term interest rates, as a result of increases in the Federal Funds rate by the Board of Governors of the Federal Reserve System, without a corresponding increase in long-term interest rates will result in an increase in interest expense and a reduction in net interest income in 2005. The effect of the flattening yield curve is to increase our cost of funds at a faster rate than our yield on loans and investments, due to the longer-term nature of our interest earning assets. In 2005, as we increase our investment in business-related loans, which are considered to entail greater risks than one-to-four-family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses may increase to reflect this increased risk.

The Company converted to a public company at the end of 1999, and at the end of 2000 bought a $200 million thrift for stock. Since that time the Company has been buying back the Company's stock to manage capital levels and enhance earnings per share. During the first three months of 2005, the Company used $1.6 million for this purpose, thereby reducing earning assets from where they otherwise would have been and correspondingly reducing net interest income.

Results of operations also depend upon the level of the Company's non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses. The Company is in the process of expanding through the addition of a new branch office in Syracuse, Indiana in Kosciusko County and the recent purchase of land in Elkhart County, located in northern Indiana, for the purpose of building a new branch office in that vibrant market. The Company is also in the process of developing a new Investment Management and Private Banking Division in order to better service clients with more specialized financial needs. In addition, Mutual Federal Savings Bank, the banking subsidiary of the Company, announced in March of this year that it had entered into a definitive agreement to purchase assets and assume liabilities representing the operations of Fidelity Federal Savings Bank of Marion ("Fidelity"). The intent of all these initiatives is to increase income over the long term. However, on a short term basis, expenses relating to the new branches and new division will have the affect of increasing non interest expense with no immediate offsetting income. The purchase of Fidelity (assumed to close in the third quarter of this year) should be accretive to income in the quarter immediately following closing due to substantial cost saves.

NEXT PAGE

Financial Condition

Assets totaled $841.6 million at March 31, 2005, an increase from December 31, 2004 of $2.2 million, or .3%. Gross loans, excluding loans held for sale, increased $324,000, or ..1%. Consumer loans decreased $285,000, or .2%, and commercial business loans increased $680,000, or 1.3%, while residential and commercial mortgage loans held in the portfolio decreased $1.1 million, or .2%. Mortgage loans held for sale increased $193,000 and mortgage loans sold during the quarter totaled $4.3 million compared to $19.6 million sold in the first quarter of last year. The decrease in consumer loans (primarily auto loan related) can be attributed to the increasing interest rate environment, cyclical slowdown in activity and a very competitive market place, while the increase in commercial business loans is primarily due to increased line of credit usage. The primary reason for the decrease in mortgage loans was the sale of fixed rate mortgage loans during the first three months of the year, totaling $4.3 million, in order to reduce our interest rate risk exposure. Investment securities available for sale increased $1.1 million or 2.7% in order to maintain liquidity targets.

Premises and equipment increased $1.2 million or 8.9% due to the purchase of land for the purpose of building a new branch office in Elkhart county and current construction costs of the new Syracuse, Indiana office expected to be completed in June of this year.

Allowance for loan losses was $6.7 million at March 31, 2005, down $130,000 from December 31, 2004. Net charge offs for the quarter ended March 31, 2005 were $574,000 or .32% of average loans on an annualized basis compared to $207,000, or .13% of average loans for the comparable period in 2004. The increase in net charge offs was due primarily to the charge off of one non-performing commercial loan totaling $240,000. As of March 31, 2005, the allowance for loan losses as a percentage of non-performing loans and total loans was 149.74% and .94%, respectively, compared to 172.30% and .95%, respectively at December 31, 2004.

Total deposits were $599.3 million at March 31, 2005, a decrease of $1.0 million, or .2% from December 31, 2004. This decrease was due primarily to a reduction of volatile short term public deposits of $12.1 million. These public deposits are continuously bid out by the various public entities in our markets and the loss of deposits in the first quarter is more cyclical in nature and does not represent a loss of accounts. This decrease was partially offset by growth in core demand and savings deposits of $2.1 million and growth in retail certificates of deposit of $8.9 million due to more aggressive pricing in order to maintain existing large balances of maturing IRA deposits. Many of these deposits carried substantially higher rates than current market rates and therefore this strategy reduced our cost of these funds going forward and also attracted new deposits. Total borrowings increased $1.4 million to $143.0 million at March 31, 2005 from $141.6 million at December 31, 2004 due to several new FHLB advances.

Stockholders' equity decreased slightly from $87.9 million at December 31, 2004, to $87.8 million at March 31, 2005. The decrease was due primarily to the repurchase of 65,000 shares of common stock for $1.6 million and dividend payments of $612,000. Also, unrealized loss on securities available for sale increased $158,000 from $89,000 at December 31, 2004 to $247,000 at March 31, 2005. These decreases were partially offset by net income of $1.6 million, Employee Stock Ownership Plan (ESOP) shares earned of $191,000, RRP shares earned of $64,000 and options exercised netting $431,000.

Comparison of the Operating Results for the Three Months Ended March 31, 2005 and 2004

Net income for the first quarter ended March 31, 2005 was $1.6 million, or $.37 for basic and $.36 for diluted earnings per share. This compared to net income for the same period in 2004 of $2.0 million, or $.41 for basic and $.40 for diluted earnings per share. Annualized return on assets was .77% and return on equity was 7.39% for the first quarter of 2005 compared to .96% and 8.08% respectively, for the same period of last year.

NEXT PAGE

Net interest income before provision for loan losses decreased 1.5% from $6.8 million for the three months ended March 31, 2004 to $6.7 million for the three months ended March 31, 2005. The interest rate spread decreased from 3.50% for the three-month period ended March 31, 2004, to 3.37% for the comparable period in 2005 as yields on interest-earning assets decreased more than the decrease in the cost of interest-bearing liabilities. This lower spread was partially offset by an $18.4 million increase in average interest-earning assets when comparing the first quarter of 2005 to that of 2004.

The provision for loan losses for the first quarter of 2005 was $444,000, up from $227,000 for last year's comparable period. The increase was due to increased charge offs and an increase in non-performing loans. Non-performing loans to total loans at March 31, 2005 were .62% compared to .56% at March 31, 2004. Non-performing assets to total assets were .69% at March 31, 2005 compared to .62% at March 31, 2004.

Non-interest income was unchanged at $1.5 million for the three months ended March 31, 2005 compared to the same period in 2004. Increases in service fee and commission income due to a new overdraft privilege program and an increase in annuity and mutual fund sales were offset by a decrease in gain on sale of loans as mortgage activity slowed due to an increase in market rates of interest. The gain on sale of loans included an $80,000 reduction of reserves on mortgage servicing rights due to a slight increase in mortgage rates and a corresponding slowdown in mortgage prepayments. As a result, the reserves on mortgage servicing rights were $100,000 at March 31, 2005.

Non-interest expense increased $207,000 or 3.9% to $5.5 million for the three months ended March 31, 2005 compared to $5.3 million for the same period in 2004. The increase was due primarily to increased occupancy and equipment expenses which were up $108,000 due to costs related to a new office opened in May 2004 and the relocation of our corporate and investment management and private banking staffs to a recently purchased office building located next to our main office in Muncie. Other expenses increased $77,000 due to increases in legal and consulting services of $48,000 primarily related to Sarbanes-Oxley regulatory compliance requirements and other general and administrative expense increases.

Income tax expense decreased $225,000 for the three months ended March 31, 2005 compared to the same period in 2004 due to less taxable income. The effective tax rate decreased from 29.8% to 27.5% due to increased low income housing tax credits when comparing the first quarter of 2004 and the first quarter of 2005, respectively.

NEXT PAGE

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year. As of March 31, 2005, Mutual Federal had liquid assets of $59.4 million and a liquidity ratio of 8.05%. It is anticipated that this level of liquidity will be adequate for the remainder of 2005.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Presented below as of March 31, 2005 and 2004 is an analysis of Mutual Federal's interest rate risk as measured by changes in Mutual Federal's net portfolio value ("NPV") assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments.

March 31, 2005 Net Portfolio Value
Changes in Rates				NPV as % of PV of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	60,073	-32,235	-35%	7.74%	-328 bp
+200 bp	71,917	-20,391	22%	9.04%	-198 bp
+100 bp	83,610	-8,698	-9%	10.24%	-78 bp
0 bp	92,308			11.02%
-100 bp	97,843	5,535	6%	11.46%	43 bp
-200 bp	95,073	2,766	3%	10.98%	-5 bp
-300 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)

March 31, 2004 Net Portfolio Value
Changes in Rates				NPV as % of PV of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	63,356	-24,797	-28%	8.45%	-244 bp
+200 bp	72,482	-15,671	-18%	9.42%	-146 bp
+100 bp	81,173	-6,980	-8%	10.29%	-60 bp
0 bp	88,153			10.89%
-100 bp	87,900	-253	0%	10.64%	-25 bp
-200 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)
-300 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)

(1)  Not meaningful because some market rates would compute to a rate less than zero.

The analysis at March 31, 2005 indicates that there have been no material changes in market interest rates for Mutual Federal's interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company's annual report on Form 10-K for the period ended December 31, 2004.

NEXT PAGE

ITEM - 4 Controls and Procedures.

(a)	An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(c) under the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedure as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended March 31, 2005 that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Registered sales of Equity Securities and use of Proceeds

On December 22, 2004 the Company's Board of Directors authorized management to repurchase an additional 10% of the Company's outstanding stock, or approximately 470,000 shares over a twelve-month period. Information on the shares purchased during the first quarter of 2005 is as follows.

NEXT PAGE

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maxiumum Number of Shares that May Yet Be Purchased Under the Plan
				505,643(1)
January 1, 2005 - January 31, 2005	12,500	$24.40	12,500	493,143
February 1, 2005 - February 28, 2005	37,200	24.54	37,200	455,943
March 1, 2005 - March 31, 2005	12,120	24.11	12,120	443,823
	61,820	$23.97	61,820

(1)  Amount represents the number of shares available to be repurchased under the plan as of December 31, 2004

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit 31.1 - Rule 13a - 14(a) Certification - Chief Executive Officer

Exhibit 31.2 - Rule 13a - 14(a) Certification - Chief Financial Officer

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

MutualFirstFinancial, Inc.

Date: May 10, 2005	By:	/s/ David W. Heeter David W. Heeter President and Chief Executive Officer

Date: May 10, 2005	By:	/s/ Timothy J. McArdle Timothy J. McArdle Senior Vice President and Treasurer

END