Form 10-Q/A
period 2005-03-31
MUTUALFIRST FINANCIAL INC
filed 2005-05-26
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

NEXT PAGE

            The purpose of this amendment to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 of MutualFirst Financial, Inc. is to correct the contents of the certifications set forth at Exhibits 31.1 and 31.2 to conform to current requirements.

Item 6.	Exhibits

	(a)	Exhibits

Exhibit 31.1 - Rule 13a - 14(a) Certification - Chief Executive Officer

Exhibit 31.2 - Rule 13a - 14(a) Certification - Chief Financial Officer

Exhibit 32 - Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2003.

2
NEXT PAGE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MutualFirstFinancial, Inc.

Date: May 27, 2005	By:	/s/ David W. Heeter David W. Heeter President and Chief Executive Officer

Date: May 27, 2005	By:	/s/ Timothy J. McArdle Timothy J. McArdle Senior Vice President and Treasurer

3
END