Form 10-K/A
period 2004-12-31
MUTUALFIRST FINANCIAL INC
filed 2005-06-02
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K--Portions of registrant's Proxy Statement for its 2005 Annual Meeting of Stockholders.

NEXT PAGE

            The purpose of this amendment to the Annual Report on Form 10-K for the year ended December 31, 2004, is to revise the Report of Independent Registered Public Accounting Firm ("Report") of BKD, LLP in Item 8. Under current SEC requirements, the audit is required to be conducted in accordance with the standards of the Public Company Accounting Oversight Board of the United States (the "Board"). BKD, LLP has confirmed to MutualFirst's audit committee and board of directors that the audit of MutualFirst was conducted in accordance with the Board's standards and has revised its report to reflect that fact. Item 8 is being amended to include the revised Report. The financial statements are included with that Report, but there are no revisions to those statements.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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
Notes to Consolidated Financial Statements

         (a)(2) List of Financial Statement Schedules:

         All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

NEXT PAGE

         (a)(3) List of Exhibits:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

23	Consents of Experts and Counsel	23
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32

             (b)  Exhibits - Included, see list in (a)(3).

             (c)  Financial Statements Schedules - None

NEXT PAGE

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MutualFirst Financial, Inc.

Date: May 31, 2005	By:	/s/ David W. Heeter David W. Heeter, President and Chief Executive Officer (Duly Authorized Representative)

NEXT PAGE

NEXT PAGE
INDEX TO EXHIBITS
Number	Description

23	Consent of Accountants

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

END