Form 10-K/A
period 2004-12-31
MUTUALFIRST FINANCIAL INC
filed 2005-06-09
CIK 1094810

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

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K--Portions of registrant's Proxy Statement for its 2005 Annual Meeting of Stockholders.

NEXT PAGE

            The purpose of this amendment to the Annual Report on Form 10-K for the year ended December 31, 2004, is to correct a typographical error in the previous amendment filed on June 2, 2005. Footnote 22 to the financial statements was not included in that June 2 amendment.

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

MutualFirst Financial, Inc.

Date: June 7, 2005	By:	/s/ David W. Heeter David W. Heeter, President and Chief Executive Officer (Duly Authorized Representative)

NEXT PAGE

INDEX TO EXHIBITS
Number	Description

23	Consent of Accountants

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

END