Form 10-Q
period 2005-06-30
MUTUALFIRST FINANCIAL INC
filed 2005-08-09
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2005 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ____________

Commission File Number: 000-27905

MutualFirst Financial, Inc.

(Exact Name of registrant specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	35-2085640 (I.R.S. Employer Identification Number)

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

The number of shares of the Registrant's common stock, with $.01 par value, outstanding as of June 30, 2005 was 4,608,013.

Next Page

FORM 10 - Q
MutualFirst Financial, Inc.

INDEX

		Page Number
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets	1
	Consolidated Condensed Statements of Income	2
	Consolidated Condensed Statement of Stockholders' Equity	3
	Consolidated Condensed Statements of Cash Flows	4
	Notes to Unaudited Consolidated Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Changes in Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signature Page		21

Exhibits

i
Next Page

PART 1       FINANCIAL INFORMATION
ITEM 1.       Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets
	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Cash	$15,860,784	$19,275,332
Interest-bearing deposits	1,011,492	468,044
Cash and cash equivalents	16,872,276	19,743,376
Investment securities available for sale	41,890,564	39,408,978
Loans held for sale	0	2,913,150
Loans	737,706,669	719,888,598
Allowance for loan losses	(6,909,069)	(6,866,910)
Net loans	730,797,600	713,021,688
Premises and equipment	13,585,066	12,191,117
Federal Home Loan Bank of Indianapolis stock, at cost	8,269,800	7,957,700
Investment in limited partnerships	4,941,791	5,025,378
Cash surrender value of life insurance	27,605,357	27,090,357
Foreclosed real estate	469,398	340,113
Interest receivable	3,366,761	3,038,557
Core deposit intangibles and goodwill	887,155	894,016
Deferred income tax benefit	4,166,566	4,003,199
Other assets	5,270,504	3,759,628

Total assets	$858,122,838	$839,387,257

Liabilities
Deposits
Non-interest-bearing	$40,787,630	$39,999,427
Interest bearing	565,556,930	560,407,685
Total deposits	606,344,560	600,407,112
Federal Home Loan Bank advances	151,575,194	139,426,777
Other borrowings	2,145,965	2,145,432
Advances by borrowers for taxes and insurance	1,789,544	1,578,522
Interest payable	909,767	1,025,017
Other liabilities	7,748,255	6,944,254
Total liabilities	770,513,285	751,527,114

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued --- 5,000,000 shares
Common stock, $.01 par value
Authorized --- 20,000,000 shares
Issued and outstanding ---4,608,013 and 4,708,318 shares	46,091	47,084
Additional paid-in capital	33,947,294	34,385,254
Retained earnings	56,867,050	56,826,053
Accumulated other comprehensive income	(228,450)	(88,646)
Unearned employee stock ownership plan (ESOP) shares	(2,701,506)	(2,860,426)
Unearned recognition and retention plan (RRP) shares	(320,926)	(449,176)
Total stockholders' equity	87,609,553	87,860,143

Total liabilities and stockholders' equity	$858,122,838	$839,387,257
See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Interest Income
Loans receivable, including fees	$11,014,590	$10,660,029	$21,801,273	$21,448,737
Investment securities:
Mortgage-backed securities	128,087	116,349	258,397	238,505
Federal Home Loan Bank stock	81,043	78,038	165,842	169,315
Other investments	275,549	189,220	504,032	370,780
Deposits with financial institutions	7,195	4,327	13,765	17,280
Total interest income	11,506,464	11,047,963	22,743,309	22,244,617

Interest Expense
Passbook savings	67,942	39,493	107,689	76,979
Certificates of deposit	3,188,931	2,754,406	6,208,836	5,599,232
Daily Money Market accounts	192,651	138,362	358,158	258,453
Demand and NOW accounts	40,120	35,343	73,437	68,836
Federal Home Loan Bank advances	1,309,574	1,227,675	2,598,021	2,542,773
Other interest expense	15,606	15,606	31,212	31,212
Total interest expense	4,814,824	4,210,885	9,377,353	8,577,485

Net Interest Income	6,691,640	6,837,078	13,365,956	13,667,132
Provision for losses on loans	443,750	530,000	887,500	756,500
Net Interest Income After Provision for Loan Losses	6,247,890	6,307,078	12,478,456	12,910,632

Other Income
Service fee income	990,070	743,490	1,875,842	1,445,251
Net realized loss on sale of available-for-sale securities	0	0	(762)	0
Equity in gains (losses) of limited partnerships	(9,369)	18,831	(26,239)	21,661
Commissions	341,190	154,281	554,779	296,990
Net gains on loan sales and servicing	116,733	216,774	265,901	611,969
Increase in cash surrender value of life insurance	250,000	247,000	515,000	505,000
Other income	29,210	87,571	69,679	127,533
Total other income	1,717,834	1,467,947	3,254,200	3,008,404

Other Expenses
Salaries and employee benefits	3,379,867	3,329,553	6,785,904	6,769,296
Net occupancy expenses	321,806	258,946	670,590	551,684
Equipment expenses	307,558	266,927	620,688	528,274
Data processing fees	201,607	149,665	395,728	346,727
Automated teller machine	160,611	158,084	320,915	301,605
Deposit insurance expense	20,995	22,030	41,835	44,041
Advertising and promotion	193,527	146,940	332,283	241,945
Other expenses	1,048,299	866,068	2,015,317	1,756,172
Total other expenses	5,634,270	5,198,213	11,183,260	10,539,745

Income Before Income Tax	2,331,454	2,576,812	4,549,396	5,379,291
Income tax expense	642,250	763,100	1,252,250	1,597,650

Net Income	$1,689,204	$1,813,712	$3,297,146	$3,781,641

Basic earnings per share	$0.39	$0.38	$0.76	$0.79

Diluted earnings per share	$0.38	$0.37	$0.74	$0.77

Dividends per share	$0.13	$0.12	$0.26	$0.23

See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Six Months Ended June 30, 2005
(Unaudited)

	Common Stock		Additional paid-in capital	Compre- hensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP shares	Unearned RRP shares	Total
	Shares Outstanding	Amount

Balances, December 31, 2004	4,708,318	$47,084	$34,385,254		$56,826,053	($88,646)	($2,860,426)	($449,176)	$87,860,143

Comprehensive income

Net income for the period				$3,297,146	$3,297,146				3,297,146

Other comprehensive income, net of tax

Net unrealized losses on securities				(139,804)		(139,804)			(139,804)

Comprehensive income				$3,157,342

ESOP shares earned			211,513				158,920		370,433

Cash dividends ($.26 per share)					(1,217,764)				(1,217,764)

RRP shares earned								128,250	128,250

Stock repurchased and retired	(140,605)	(1,396)	(1,233,420)		(2,038,385)				(3,273,201)

Stock options exercised	40,300	403	583,947						584,350

Balances, June 30, 2005	4,608,013	$46,091	$33,947,294		$56,867,050	($228,450)	($2,701,506)	($320,926)	$87,609,553

See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30
	2005	2004
Operating Activities
Net income	$3,297,146	$3,781,641
Adjustments to reconcile net income to net
cash provided by operating activities
Provision for loan losses	887,500	756,500
Securities gains	762	2,817
Net loss on disposal of premise and equipment	-	4,068
Net loss on sale of real estate owned	121,659	178,048
Securities amortization (accretion), net	82,748	141,060
ESOP shares earned	370,433	378,776
RRP shares earned	128,250	300,250
Equity in (gains) and losses of limited partnerships	26,239	(21,661)
Amortization of net loan origination costs	836,634	766,012
Amortization of core deposit intangibles and goodwill	6,861	6,861
Depreciation and amortization	604,129	530,087
Deferred income tax	(70,165)	-
Loans originated for sale	(9,131,315)	(14,144,370)
Proceeds from sales on loans held for sale	12,247,743	29,797,725
Gains on sales of loans held for sale	(203,278)	(479,084)
Change in
Interest receivable	(328,204)	64,789
Other assets	(1,503,863)	(193,619)
Interest payable	(115,250)	(14,755)
Other liabilities	835,213	88,616
Net change in cash surrender value of life insurance	(515,000)	(505,000)
Net cash provided by operating activities	7,578,242	21,438,761

Investing Activities
Purchases of securities available for sale	(8,412,749)	(12,752,333)
Proceeds from maturities and paydowns of securities available for sale	4,459,637	5,801,054
Proceeds from sales of securities available for sale	1,155,010	3,319,382
Net change in loans	(19,882,294)	(10,751,679)
Purchases of premises and equipment	(1,998,078)	(2,281,650)
Proceeds from real estate owned sales	131,304	441,179
Purchase of FHLB of Indianapolis stock	(312,100)	(511,400)
Distribution from limited partnership	50,335	50,335
Net cash used by investing activities	(24,808,935)	(16,685,112)

Financing Activities
Net change in
Noninterest-bearing, interest bearing demand and savings deposits	(10,539,160)	16,844,535
Certificates of deposits	16,476,608	(25,572,050)
Repayment of note payable	(30,679)	(30,679)
Proceeds from FHLB advances	185,800,000	98,200,000
Repayment of FHLB advances	(173,651,583)	(90,054,919)
Net change in advances by borrowers for taxes and insurance	211,022	445,946
Stock repurchased	(3,273,201)	(8,605,902)
Proceeds from exercise of stock options	584,350	314,288
Cash Dividends	(1,217,764)	(1,179,482)
Net cash provided (used) by financing activities	14,359,593	(9,638,263)

Net Change in Cash and Cash Equivalents	(2,871,100)	(4,884,614)

Cash and Cash Equivalents, Beginning of Year	19,743,376	23,067,786

Cash and Cash Equivalents, End of Period	$16,872,276	$18,183,172

Next Page

Additional Cash Flows Information
Interest paid	$9,492,603	$8,577,485
Income tax paid	1,880,366	1,472,000
Transfers from loans to foreclosed real estate	382,248	325,565
Loans transferred to loans held for sale		15,293,086
Mortgage servicing rights capitalized	121,622	296,148

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

The interim consolidated financial statements at June 30, 2005 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

Next Page

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income, as reported	$1,689	$1,814	$3,297	$3,782

Less: Total stock-based employee
compensation cost determined under
the fair value based method, net of
income taxes	($26)	($26)	($52)	($52)
Pro forma net income	$1,663	$1,788	$3,245	$3,730

Earnings per share:
Basic - as reported	$0.39	$0.38	$0.76	$0.79
Basic - proforma	$0.38	$0.38	$0.74	$0.78
Diluted - as reported	$0.38	$0.37	$0.74	$0.77
Diluted - proforma	$0.37	$0.37	$0.72	$0.76

Note 2  -- Earnings per share

Earnings per share were computed as follows:

(Dollars in thousands except per share data)

	Three Months Ended June 30,
	2005			2004
	Income	Weighted- Average Shares	Per-Share Amount	Income	Weighted- Average Shares	Per-Share Amount
	(000's)			(000's)

Basic Earnings Per Share
Income available to common shareholders	$1,689	4,352,236	$0.39	$1,814	4,732,176	$0.38
Effect of Dilutive securities
Stock options and RRP grants		111,878			147,784
Diluted Earnings Per Share

Income available to common stockholders and assumed
conversions	$1,689	4,464,114	$0.38	$1,814	4,879,960	$0.37

	Six Months Ended June 30,
	2005			2004
	Income	Weighted- Average Shares	Per-Share Amount	Income	Weighted- Average Shares	Per-Share Amount
	(000's)			(000's)

Basic Earnings Per Share
Income available to common shareholders	$3,297	4,359,063	$0.76	$3,782	4,764,922	$0.79
Effect of Dilutive securities
Stock options and RRP grants		123,889			163,935
Diluted Earnings Per Share

Income available to common stockholders and assumed
conversions	$3,297	4,482,952	$0.74	$3,782	4,928,857	$0.77

Next Page

Note 3  -- Effect of Recent Accounting Pronouncements

In June, 2005 the FASB Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a staff position (FSP) which will be retitled FSP 115-1 "The Meaning of Other-Than-Temporary Impariment and Its Application to Certain Investments". The final FSP will supersede EITF Issue No. 03-1, "The Meaning of Other-Than-Tempoarary Impairment and Its Application to Certain Investments," and EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment Upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." FSP FAS 115-1 will replace guidance in EITF Issue No. 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". FSP FAS 115-1 will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has consistently followed the loss recognition guidance in SFAS No. 115, so the adoption of FSP FAS 115-1 will not have any significant impact on the Company's financial condition or results of operation.

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

Mutual Federal was originally organized in 1889 and currently conducts its business from nineteen full service offices located in Delaware, Randolph, Grant, and Kosciusko counties, Indiana, with its main office located in Muncie. Mutual Federal's principal business consists of attracting deposits from the general public and originating fixed rate and adjustable rate loans secured primarily by first mortgage liens on one- to four- family residential real estate as well as commercial real estate and loans on consumer goods. The Savings Association Insurance Fund of the Federal Deposit Insurance Corporation insures Mutual Federal's deposit accounts up to applicable limits.

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

Since 2000 it has been the Company's strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of consumer and commercial loans to total loans has increased from 35% at the end of 2000 to 45% currently. On the liability side of the balance

Next Page

sheet, the Company is employing strategies to increase the balance of core deposit accounts such as low cost checking and money market accounts. The percentage of core deposits to total deposits has increased from 33% to 36% over this time period. These are ongoing strategies that are dependent on current market conditions and competition.

During the first six months of 2005, in keeping with its strategic objective to reduce interest rate risk exposure, the Company also sold $12.2 million of long term fixed rate loans that had been held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $203,000 in the first six months of this year.

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

The Company converted to a public company at the end of 1999, and at the end of 2000 bought a $200 million thrift for stock. Since that time the Company has been buying back the Company's stock to manage capital levels and enhance earnings per share. During the first six months of 2005, the Company used $3.3 million for this purpose, thereby reducing earning assets from where they otherwise would have been and correspondingly reducing net interest income.

Results of operations also depend upon the level of the Company's non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses. The Company is in the process of expanding through the addition of a new branch office that opened in June 2005 located in Syracuse, Indiana in Kosciusko County and the recent purchase of land in Elkhart County, located in northern Indiana, for the purpose of building a new branch office in that vibrant market. The Company is also in the process of developing a new Investment Management and Private Banking Division in order to better service clients with more specialized financial needs. In addition, Mutual Federal Savings Bank, the banking subsidiary of the Company, announced in March of this year that it had entered into a definitive agreement to purchase assets and assume liabilities representing the operations of Fidelity Federal Savings Bank of Marion ("Fidelity"). The intent of all these initiatives is to increase income over the long term. However, on a short term basis, expenses relating to the new branches and new division will have the affect of increasing non interest expense with no immediate offsetting income. The purchase of Fidelity (assumed to close in the third quarter of this year) has been approved by all necessary regulatory bodies and should be accretive to income in the quarter immediately following closing due to substantial cost saves.

Next Page

Financial Condition

Assets totaled $858.1 million at June 30, 2005, an increase from December 31, 2004 of $18.7 million, or 2.2%. Gross loans, excluding loans held for sale, increased $17.8 million or 2.5%. Consumer loans increased $5.6 million, or 2.9%, and commercial business loans increased $5.4 million, or 10.1%, while residential and commercial real estate loans held in portfolio increased $6.8 million. Mortgage loans held for sale decreased $2.9 million and mortgage loans sold during the first half of 2005 totaled $12.2 million compared to $29.6 million sold in the first half of last year.

The increase in consumer loans can be attributed to cyclical increases in boat and recreational vehicle loans and a 3% jump in home equity and home improvement loans. Auto loans were down due to the increasing interest rate environment and a very competitive market place. The increase in commercial business loans is primarily due to increased line of credit usage, improving economic climate in some of our markets and participation in several loans outside of our markets. The primary reason for the increase in mortgage loans was cyclical and the reduction of loan sale activity in the 2nd quarter. Investment securities available for sale increased $2.5 million or 6.3% in order to maintain liquidity targets.

Premises and equipment increased $1.4 million or 11.4% due to the purchase of land for the purpose of building a new branch office in Elkhart county and current construction costs of the new Syracuse, Indiana office completed in June of this year.

Allowance for loan losses was unchanged at $6.9 million when comparing December 31, 2004 to June 30, 2005. Net charge offs for the first half of 2005 were $846,000 or .23% of average loans on an annualized basis compared to $517,000, or .15% of average loans for the comparable period in 2004. The primary reason for the increase was a $240,000 charge-off of a commercial business loan to a distribution center that failed and the collateral (accounts receivable) have proven to be uncollectible. Also, the Bank wrote down $150,000 of an $800,000 commercial business loan because the business generates insufficient cash flow to service the debt and the value of the collateral (fixed assets) is not sufficient to pay off the total debt. As of June 30, 2005 allowance for loan losses as a percentage of loans receivable and non-performing loans was ..94% and 132.89%, respectively.

Total deposits were $606.3 million at June 30, 2005 an increase of $5.9 million, or 1.0% from December 31, 2004. This increase was due primarily to growth in retail certificates of deposit of $14.3 million due to more aggressive pricing in order to maintain existing large balances of maturing IRA deposits. Many of these deposits carried substantially higher rates than current market rates and therefore this strategy reduced our cost of these funds going forward and also attracted new deposits. Also, short term public deposits increased $2.1 million. These increases were partially offset by a decrease in demand and savings deposits of $3.7 million and a decrease in DMMA's of $6.8 million due to the tendency for depositors to shift funds to higher paying CD's as rates increase. Total borrowings increased $12.1 million to $153.7 million at June 30, 2005 from $141.6 million at December 31, 2004 to help fund increased loan demand.

Next Page

Stockholders' equity decreased $251,000, or .3%, from $87.9 million at December 31, 2004, to $87.6 million at June 30, 2005. The decrease was due primarily to the repurchase of 141,000 shares of common stock for $3.3 million and dividend payments of $1.2 million. This decrease was partially offset by net income of $3.3 million, Employee Stock Ownership Plan (ESOP) shares earned of $370,000, and RRP shares earned of $128,000. Also, the market value of securities available for sale compared to their book value decreased $139,000 from a loss of $89,000 at December 31, 2004 to a loss of $228,000 at June 30, 2005.

Comparison of the Operating Results for the Three Months Ended June 30, 2005 and 2004

Net income for the second quarter ended June 30, 2005 was $1.7 million, or $.39 for basic and $.38 for diluted earnings per share. This compared to net income for the comparable period in 2004 of $1.8 million, or $.38 for basic and $.37 for diluted earnings per share. Annualized return on assets was .80% and return on equity was 7.69% for the second quarter of 2005 compared to ..89% and 7.59% respectively, for the same period last year.

Net interest income before provision for loan losses decreased $145,000 from $6.8 million for the three months ended June 30, 2004, to $6.7 million for the three months ended June 30, 2005. The primary reason for the decrease was that the net interest margin decreased from 3.66% for the three-month period ended June 30, 2004, to 3.45% for the comparable period in 2005 as yields on interest-earning assets increased at a slower rate than the increase in the cost of interest-bearing liabilities due to the bank being more liability sensitive in an increasing interest rate environment. This lower margin was partially offset by a $28.8 million increase in average interest-earning assets when comparing the second quarter of 2005 to that of 2004.

The provision for loan losses for the second quarter of 2005 was $444,000, compared to $530,000 for last year's comparable period. The decrease was due to lower net charge offs in the current quarter compared to the year ago quarter. Non-performing loans to total loans at June 30, 2005 were .70% compared to .55% at June 30, 2004. Non-performing assets to total assets were ..76% at June 30, 2005 compared to .57% at June 30, 2004.

Non-interest income increased $250,000 or 17.0%, to $1.7 million for the three months ended June 30, 2005 compared to $1.5 million for the same period in 2004. Increases in service fee and commission income, due to a new overdraft privilege program and an increase in annuity and mutual fund sales, were partially offset by a $100,000 reduction in the gain on sale of loans due to reduced mortgage refinancing activity in the 2005 quarter and a $58,000 reduction in other income due primarily to reduced gains on the sale of real estate owned.

Next Page

Non-interest expense increased $436,000 or 8.4% to $5.6 million for the three months ended June 30, 2005 compared to $5.2 million for the same period in 2004. The increase was due primarily to increased occupancy and equipment expenses which were up $103,000 due to costs related to two new offices. One opened in May of 2004 in Warsaw, Indiana and the other opened in June of this year in Syracuse, Indiana. Also, we relocated our corporate and investment management and private banking staffs to a recently purchased office building located next to our main office in Muncie. Data processing fees increased $52,000 due to the addition of the two new offices and the expiration of several contractual credits from our service provider received in the 2004 period and not in the 2005 period. Advertising and promotion was up $47,000 due to more advertising campaigns and new office promotions in the 2005 quarter when compared to the second quarter in 2004. Other expenses increased $182,000 due to increases in legal and consulting services primarily related to regulatory compliance requirements and other general and administrative expense increases.

Income tax expense decreased $121,000 for the three months ended June 30, 2005 compared to the same period in 2004 due to less taxable income. The effective tax rate decreased from 29.6% to 27.5% due to an increased percentage of low income housing tax credits to taxable income when comparing the second quarter of 2005 to the second quarter of 2004.

Comparison of the Operating Results for the Six-Months Ended June 30, 2005 and 2004.

Net income for the six months ended June 30, 2005 was $3.3 million or $.76 for basic and $.74 for diluted earnings per share. This compared to net income for the comparable period in 2004 of $3.8 million or $.79 for basic and $.77 for diluted earnings per share. Annualized return on average assets was .78% and return on average equity was 7.54% for the first half of 2005 compared to .93% and 7.84% respectively, for the same period last year.

Net interest income decreased $301,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The primary reason for the decrease was that the net interest margin decreased from 3.65% for the six-month period ended June 30, 2004, to 3.46% for the comparable period in 2005 as yields on interest-earning assets increased at a slower rate than the increase in the cost of interest-bearing liabilities due to the bank being more liability sensitive in an increasing interest rate environment. This lower margin was partially offset by a $23.5 million increase in average interest-earning assets when comparing the first half of 2005 to that of 2004.

The provision for loan losses for the first half of 2005 was $888,000, compared to $757,000 for last year's comparable period. The increase was due to higher net charge offs in the current period compared the year ago period and higher non-performing loans at the end of the period compared to a year ago. Non-performing loans to total loans at June 30, 2005 were .70% compared to .55% at June 30, 2004. Non-performing assets to total assets were .76% at June 30, 2005 compared to ..57% at June 30, 2004.

Next Page

For the six month period ended June 30, 2005 non-interest income increased $246,000 or 8.2% to $3.3 million compared to $3.0 million for the comparable period in 2004. The increase was due primarily to a $431,000 or 29.8% increase in service fee income and a $258,000 or 86.8% increase in commission income due to a new overdraft privilege program and an increase in annuity and mutual fund sales. These increases were partially offset by a $346,000 reduction in the gain on sale of loans due to reduced mortgage refinancing activity in the 2005 period and a $58,000 reduction in other income due primarily to reduced gain on the sale of real estate owned.

Non-interest expense increased $644,000 or 6.1% to $11.2 million for the six months ended June 30, 2005 compared to $10.5 million for the same period in 2005. The increase was due primarily to increased occupancy and equipment expenses which were up $211,000 due to costs related to two new offices. One opened in May of 2004 in Warsaw, Indiana and the other opened in June of this year in Syracuse, Indiana. Also, we relocated our corporate and investment management and private banking staffs to a recently purchased office building located next to our main office in Muncie. Data processing fees increased $49,000 due to the addition of the two new offices and the expiration of several contractual credits from our service provider received in the 2004 period and not in the 2005 period. Advertising and promotion was up $90,000 due to more advertising campaigns and new office promotions in the 2005 period when compared to comparable 2004 quarter. Other expenses increased $259,000 due to increases in legal and consulting services primarily related to regulatory compliance requirements and other general and administrative expense increases.

For the six-month period ended June 30, 2005, income tax expense decreased $345,000 compared to the same period in 2004. The decrease was due primarily to decreased taxable income. The effective tax rate decreased from 29.7% to 27.5% due to an increased percentage of low income housing tax credits to taxable income when comparing the second half of 2005 to the second half of 2004.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year. As of June 30, 2005, Mutual Federal had liquid assets of $61.0 million and a liquidity ratio of 8.14%. It is anticipated that this level of liquidity will be adequate for the remainder of 2005.

Next Page

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Presented below as of June 30, 2005 and 2004 is an analysis of Mutual Federal's interest rate risk as measured by changes in Mutual Federal's net portfolio value ("NPV") assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments.

June 30, 2005
Net Portfolio Value

Changes In Rates	$ Amount	$ Change	% Change	NPV as % of PV of Assets
				NPV Ratio	Change

+300 bp	67,887	-32,857	-33%	8.54%	-322 bp
+200 bp	79,692	-21,052	-21%	9.78%	-198 bp
+100 bp	91,196	-9,548	-9%	10.91%	-85 bp
0 bp	100,744			11.76%
-100 bp	103,803	3,059	3%	11.90%	14 bp
-200 bp	99,545	-1,199	-1%	11.27%	-49 bp
-300 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)

June 30, 2004
Net Portfolio Value

Changes In Rates	$ Amount	$ Change	% Change	NPV as % of PV of Assets
				NPV Ratio	Change

+300 bp	66,192	-24,370	-27%	8.70%	-236 bp
+200 bp	75,944	-14,618	-16%	9.73%	-132 bp
+100 bp	84,799	-5,763	-6%	10.60%	-46 bp
0 bp	90,562			11.06%
-100 bp	88,411	-2,150	-2%	10.61%	-44 bp
-200 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)
-300 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)
(1)  Not meaningful because some market rates would compute to a rate less than zero.

The analysis at June 30, 2005 indicates that there have been no material changes in market interest rates for Mutual Federal's interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company's annual report on Form 10-K for the period ended December 31, 2004.

Next Page

ITEM - 4 Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(c) under the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedure as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended June 30, 2005 that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

	On December 22, 2004 the Company's Board of Directors authorized management to repurchase an additional 10% of the Company's outstanding stock, or approximately 470,000 shares over a twelve-month period. Information on the shares purchased during the first and second quarter of 2005 is as follows.

		Total Number of Shares Purchased	Average PricePer Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
					443,823(1)
	April 1, 2005 - April 30, 2005	-	$0.00	-	443,823
	May 1, 2005 - May 31, 2005	42,493	22.88	42,493	401,330
	June 1, 2005 - June 30, 2005	27,877	22.16	27,877	373,453
		70,370	$22.59	70,370

	(1) Amount represents the number of shares available to be repurchased under the plan as of December 31, 2004.

Item 3.	Defaults Upon Senior Securities.

	None.

Item 4.	Submission of Matters to Vote of Security Holders.

	The following is a record of the votes cast at the Company's Annual Meeting of Stockholders in the election of directors of the Company:

		FOR		VOTE WITHHELD
	Linn A. Crull	3,997,931		28,137
	Wilbur R. Davis	3,988,083		37,985
	Jon R. Marler	3,991,329		34,739

	Accordingly, the individuals named above, were declared to be duly elected directors of the Company for terms to expire in 2008.

	The following is a record of the votes cast for the proposal to ratify the appointment of BKD,LLP as the Company's independent auditors for the fiscal year ending December 31, 2005.

	FOR	3,996,073
	AGAINST	19,191
	ABSTAIN	10,804

	Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Corporation.

Next Page

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
3(i)	Articles of Incorporation	*
3(ii)	Amended Bylaws	++
4	Instruments defining the rights of security holders, including indentures:
	Form of MutualFirst Financial, Inc. Common Stock Certificate	*
10	Material contracts:
	Employment Agreement with David W. Heeter	+++
	Employment Agreement with Patrick C. Botts	+++
	Employment Agreement with Timothy J. McArdle	**
Form of Supplemental Retirement Plan Income Agreements for
R. Donn Roberts, Steven Campbell, Patrick C. Botts, David
	W. Heeter, Timothy J. McArdle and Stephen C. Selby	**
Form of Director Shareholder Benefit Program Agreement,
	as amended, for Jerry D. McVicker	++
Form of Agreements for Executive Deferred Compensation
Plan for R. Donn Roberts, Patrick C. Botts, Steven Campbell,
	David W. Heeter, Timothy J. McArdle and Stephen C. Selby	**
	Registrant's 2000 Stock Option and Incentive Plan	***
	Registrant's 2000 Recognition and Retention Plan	***
	Named Executive Officer Salary and Bonus Arrangements for 2005	+
	Director Fee Arrangements for 2005	+
11	Statement re computation of per share earnings	None
15	Letter re unaudited interim financial information	None
18	Letter re change in accounting principles	None
19	Report furnished to security holders	None
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of Experts and Counsel	None
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32
*	Filed as an exhibit to the Company's Form S-1 registration statement filed on September 16, 1999 (File No. 333-87239) pursuant to Section 5 of the Securities Act of 1933. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
**	Filed as an exhibit to the Company's Annual Report on Form 10-K filed on March 30, 2000 (File No. 000-27905). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
***	Filed as an Appendix to the Company's Form S-4/A Registration Statement filed on October 19, 2000 (File No. 333-46510). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
+	Filed as an exhibit to the Company's Annual Report on Form 10-K filed on March 16, 2005 (File No. 000-27905). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
++	Filed as an exhibit to the Company's Annual Report on Form 10-K filed on April 2, 2001 (File No. 000-27905). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
+++	Filed as an exhibit to the Company's Annual Report on Form 10-K filed on March 15, 2004 (File No. 000-27905). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MutualFirst Financial, Inc.

Date: August 9, 2005	By:	/s/ David W. Heeter David W. Heeter President and Chief Executive Officer

Date: August 9, 2005	By:	/s/ Timothy J. McArdle Timothy J. McArdle Senior Vice President and Treasurer

Next Page

EXHIBIT INDEX

Exhibit Number	Document

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

End.