Form 10-Q
period 2005-09-30
MUTUALFIRST FINANCIAL INC
filed 2005-11-09
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2005 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ____________

Commission File Number: 000-27905

MutualFirst Financial, Inc.

(Exact Name of registrant specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	35-2085640 (I.R.S. Employer Identification Number)

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

The number of shares of the Registrant's common stock, with $.01 par value, outstanding as of September 30, 2005 was 4,580,129.

Next Page

FORM 10 - Q
MutualFirst Financial, Inc.

INDEX

		Page Number
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets	1
	Consolidated Condensed Statements of Income	2
	Consolidated Condensed Statement of Stockholders' Equity	3
	Consolidated Condensed Statements of Cash Flows	4
	Notes to Unaudited Consolidated Condensed Financial Statements	5

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Changes in Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signature Page		20

Exhibits

i
Next Page

PART 1       FINANCIAL INFORMATION
ITEM 1.       Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets
	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Cash	$19,159,158	$19,275,332
Interest-bearing deposits	292,460	468,044
Cash and cash equivalents	19,451,618	19,743,376
Investment securities available for sale	40,765,967	39,408,978
Loans held for sale	0	2,913,150
Loans	834,114,203	719,888,598
Allowance for loan losses	(8,196,476)	(6,866,910)
Net loans	825,917,727	713,021,688
Premises and equipment	14,313,760	12,191,117
Federal Home Loan Bank of Indianapolis stock, at cost	10,124,700	7,957,700
Investment in limited partnerships	5,207,008	5,025,378
Cash surrender value of life insurance	27,855,357	27,090,357
Foreclosed real estate	864,347	340,113
Interest receivable	3,782,583	3,038,557
Core deposit intangibles and goodwill	13,615,238	894,016
Deferred income tax benefit	4,189,391	4,003,199
Other assets	5,882,672	3,759,628
Total assets	$971,970,368	$839,387,257
Liabilities
Deposits
Non-interest-bearing	$45,793,982	$39,999,427
Interest bearing	653,030,198	560,407,685
Total deposits	698,824,180	600,407,112
Federal Home Loan Bank advances	170,780,866	139,426,777
Other borrowings	1,768,245	2,145,432
Advances by borrowers for taxes and insurance	3,027,544	1,578,522
Interest payable	1,534,815	1,025,017
Other liabilities	8,122,592	6,944,254
Total liabilities	884,058,242	751,527,114
Commitments and Contingent Liabilities
Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued --- 5,000,000 shares
Common stock, $.01 par value
Authorized --- 20,000,000 shares
Issued and outstanding ---4,580,129 and 4,708,318 shares	45,813	47,084
Additional paid-in capital	33,854,824	34,385,254
Retained earnings	57,257,155	56,826,053
Accumulated other comprehensive income	(366,819)	(88,646)
Unearned employee stock ownership plan (ESOP) shares	(2,622,046)	(2,860,426)
Unearned recognition and retention plan (RRP) shares	(256,801)	(449,176)
Total stockholders' equity	87,912,126	87,860,143
Total liabilities and stockholders' equity	$971,970,368	$839,387,257
See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Interest Income
Loans receivable, including fees	$11,548,152	$10,619,873	$33,349,425	$32,068,611
Investment securities:
Mortgage-backed securities	132,666	102,862	391,064	341,367
Federal Home Loan Bank stock	93,954	81,327	259,796	250,642
Other investments	298,509	170,038	802,541	540,818
Deposits with financial institutions	13,591	4,937	27,355	22,217
Total interest income	12,086,872	10,979,037	34,830,181	33,223,655
Interest Expense
Passbook savings	74,512	39,682	182,200	116,661
Certificates of deposit	3,578,759	2,854,568	9,787,596	8,453,799
Daily Money Market accounts	204,749	172,942	562,907	431,395
Demand and NOW accounts	37,851	32,953	111,288	101,789
Federal Home Loan Bank advances	1,477,190	1,252,500	4,075,211	3,795,274
Other interest expense	15,606	15,606	46,818	46,818
Total interest expense	5,388,667	4,368,251	14,766,020	12,945,736
Net Interest Income	6,698,205	6,610,786	20,064,161	20,277,919
Provision for losses on loans	443,750	350,000	1,331,250	1,106,500
Net Interest Income After Provision for Loan Losses	6,254,455	6,260,786	18,732,911	19,171,419
Other Income
Service fee income	1,012,816	806,014	2,888,658	2,251,265
Net realized loss on sale of available-for-sale securities	0	0	(762)	(2,817)
Equity in gains (losses) of limited partnerships	44,426	68,831	18,187	90,491
Commissions	206,403	225,219	761,181	522,209
Net gains on loan sales and servicing	92,872	151,643	358,773	763,611
Increase in cash surrender value of life insurance	250,000	255,000	765,000	760,000
Other income	39,413	63,056	109,092	193,407
Total other income	1,645,929	1,569,763	4,900,129	4,578,166
Other Expenses
Salaries and employee benefits	3,435,009	3,304,080	10,220,912	10,073,376
Net occupancy expenses	345,248	296,754	1,015,838	848,438
Equipment expenses	307,758	298,818	928,445	827,092
Data processing fees	209,945	178,982	605,673	525,710
Automated teller machine	153,780	151,897	474,695	453,502
Deposit insurance expense	19,892	20,965	61,728	65,006
Advertising and promotion	203,762	207,509	536,045	449,454
Other expenses	1,117,177	999,641	3,132,495	2,755,813
Total other expenses	5,792,571	5,458,646	16,975,831	15,998,391
Income Before Income Tax	2,107,813	2,371,903	6,657,209	7,751,194
Income tax expense	554,725	647,550	1,806,975	2,245,200
Net Income	$1,553,088	$1,724,353	$4,850,234	$5,505,994

Basic earnings per share	$0.36	$0.38	$1.12	$1.17

Diluted earnings per share	$0.35	$0.37	$1.09	$1.13

Dividends per share	$0.13	$0.12	$0.39	$0.35

See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2005
(Unaudited)
	Common Stock		Additional paid-in capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP shares	Unearned RRP shares	Total
	Shares Outstanding	Amount
Balances, December 31, 2004	4,708,318	$47,084	$34,385,254		$56,826,053	($88,646)	($2,860,426)	($449,176)	$87,860,143
Comprehensive income
Net income for the period				$4,850,234	$4,850,234				4,850,234
Other comprehensive income, net of tax
Net unrealized losses on securities				(278,173)		(278,173)			(278,173)

Comprehensive income				$4,572,061
ESOP shares earned			311,031				238,380		549,411
Cash dividends ($.39 per share)					(1,824,924)				(1,824,924)
RRP shares earned								192,375	192,375
Stock repurchased and retired	(179,489)	(1,784)	(1,569,748)		(2,594,208)				(4,165,740)
Stock options exercised	51,300	513	728,287						728,800
Balances, September 30, 2005	4,580,129	$45,813	$33,854,824		$57,257,155	($366,819)	($2,622,046)	($256,801)	$87,912,126

See notes to consolidated condensed financial statements.

Next Page

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Cash Flows
(Unaudited)
	Nine Months Ended September 30
	2005	2004

Operating Activities
Net income	$ 4,850,234	$ 5,505,994
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,331,250	1,106,500
Securities gains	762	2,817
Net loss on disposal of premise and equipment	-	4,068
Net loss on sale of real estate owned	137,802	113,412
Securities amortization (accretion), net	111,093	211,658
ESOP shares earned	549,411	560,078
RRP shares earned	192,375	450,400
Equity in losses of limited partnerships	(18,187)	(90,491)
Amortization of net loan origination costs	1,244,182	1,220,213
Amortization of core deposit intangibles and goodwill	10,292	10,292
Depreciation and amortization	1,623,408	800,529
Deferred income tax	(744)	(34,109)
Loans originated for sale	(9,131,315)	(20,314,924)
Proceeds from sales on loans held for sale	12,247,743	36,850,735
Gains on sales of loans held for sale	(203,278)	(638,809)
Change in
Interest receivable	(343,597)	25,744
Other assets	(2,047,005)	(745,091)
Interest payable	308,096	383,935
Other liabilities	1,180,214	3,947,943
Net change in cash surrender value of life insurance	(765,000)	(760,000)
Other adjustments
Net cash provided by operating activities	11,277,736	28,610,894

Investing Activities
Purchases of securities available for sale	(8,699,199)	(19,092,967)
Proceeds from maturities and paydowns of securities available for sale	5,535,907	8,880,972
Proceeds from sales of securities available for sale	12,637,466	3,403,019
Net change in loans	(36,382,745)	(20,285,096)
Purchases of premises and equipment	(3,091,785)	(2,788,167)
Proceeds from real estate owned sales	354,989	816,817
Purchase of FHLB of Indianapolis stock	(671,900)	(609,600)
Net cash paid in acquisition	(9,313,731)
Distribution from limited partnership	75,503	86,022
Net cash used by investing activities	(39,555,495)	(29,589,000)

Financing Activities
Net change in
Noninterest-bearing, interest bearing demand and savings deposits	(16,421,689)	17,599,725
Certificates of deposits	38,948,298	(9,423,244)
Repayment of note payable	(424,005)	(427,560)
Proceeds from FHLB advances	300,300,000	178,700,000
Repayment of FHLB advances	(290,603,761)	(179,380,710)
Net change in other borrowings		2,251,200
Net change in advances by borrowers for taxes and insurance	1,449,022	488,527
Stock repurchased	(4,165,740)	(12,619,109)
Proceeds from exercise of stock options	728,800	354,888
Cash Dividends	(1,824,924)	(1,784,665)
Net cash provided (used) by financing activities	27,986,001	(4,240,948)

Net Change in Cash and Cash Equivalents	(291,758)	(5,219,054)

Cash and Cash Equivalents, Beginning of Period	19,743,376	23,067,786

Cash and Cash Equivalents, End of Period	$ 19,451,618	$ 17,848,732

Additional Cash Flows Information
Interest paid	$ 14,256,222	$ 12,561,801
Income tax paid	2,150,366	1,672,000
Transfers from loans to foreclosed real estate	716,398	618,169
Loans transferred to loans held for sale		15,293,086
Mortgage servicing rights capitalized	121,622	365,776

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

The interim consolidated financial statements at September 30, 2005 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

(Dollars in thousands except for per share data)

Next Page

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income, as reported	$1,553	$1,724	$4,850	$5,506

Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	($26)	($26)	($78)	($78)
Pro forma net income	$1,527	$1,698	$4,772	$5,428

Earnings per share:
Basic - as reported	$0.36	$0.38	$1.12	$1.17
Basic - proforma	$0.35	$0.37	$1.10	$1.16
Diluted - as reported	$0.35	$0.37	$1.09	$1.13
Diluted - proforma	$0.35	$0.36	$1.07	$1.12

Note 2 -- Earnings per share

Earnings per share were computed as follows: (Dollars in thousands except per share data)
	Three Months Ended Ended September 30,
	2005			2004
	Income	Weighted- Average Shares	Per-Share Amount	Income	Weighted- Average Shares	Per-Share Amount
	(000's)			(000's)
Basic Earnings Per Share
Income available to common shareholders	$1,553	4,310,148	$0.36	$1,724	4,557,861	$0.38
Effect of Dilutive securities
Stock options and RRP grants		106,903			141,002
Diluted Earnings Per Share
Income available to common stockholders and assumed
conversions	$1,553	4,417,051	$0.35	$1,724	4,698,863	$0.37

Next Page

	Nine Months Ended Ended September 30,
	2005			2004
	Income	Weighted- Average Shares	Per-Share Amount	Income	Weighted- Average Shares	Per-Share Amount
	(000's)			(000's)
Basic Earnings Per Share
Income available to common shareholders	$4,850	4,342,519	$1.12	$5,506	4,695,246	$1.17
Effect of Dilutive securities
Stock options and RRP grants		118,215			156,275
Diluted Earnings Per Share
Income available to common stockholders and assumed
conversions	$4,850	4,460,734	$1.09	$5,506	4,851,521	$1.13

Note 3: Effect of Recent Accounting Pronouncements

In June, 2005 the FASB Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a staff position (FSP) which will be retitled FSP 115-1. "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". The final FSP will supersede EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." FSP FAS 115-1 will replace guidance in EITF Issue 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". FSP FAS 115-1 will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has consistently followed the loss recognition guidance in SFAS No. 115, so the adoption of FSP FAS 115-1 will not have any significant impact on the Company's financial condition or results of operation.

NOTE 4: Acquisition

On September 16, 2005 Mutual Federal purchased certain assets and assumed certain liabilities representing the operations of Fidelity Federal Savings Bank (Fidelity) located in Marion, Indiana for $20 million in cash. This acquisition gives Mutual Federal a greater presence in Grant County. The results of Fidelity's operations have been included in the Company's consolidated statement of income from the date of acquisition. The acquisition resulted in preliminary goodwill of $11,716,000 and core deposit intangible of $1,011,000. Supplemental pro forma information has not been included as this acquisition is not considered significant.

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

Mutual Federal was originally organized in 1889 and currently conducts its business from twenty full service offices located in Delaware, Randolph, Grant, and Kosciusko counties, Indiana, with its main office located in Muncie. Mutual Federal's principal business consists of attracting deposits from the general public and originating fixed rate and adjustable rate loans secured primarily by first mortgage liens on one- to four- family residential real estate as well as commercial real estate and loans on consumer goods. The Savings Association Insurance Fund of the Federal Deposit Insurance Corporation insures Mutual Federal's deposit accounts up to applicable limits.

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

Since 2000 it has been the Company's strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of consumer and commercial loans to total loans has increased from 35% at the end of 2000 to 44% currently. On the liability side of the balance sheet, the Company is employing strategies to increase the balance of core deposit accounts such as low cost checking and money market accounts. The percentage of core deposits to total deposits has remained in the 32% to 36% range of total deposits over this time period. These are ongoing strategies that are dependent on current market conditions and competition.

Next Page

During the first nine months of 2005, in keeping with its strategic objective to reduce interest rate risk exposure, the Company also sold $12.2 million of long term fixed rate loans that had been held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $203,000 in the first nine months of this year.

Recent increases in short-term interest rates, as a result of increases in the Federal Funds rate by the Board of Governors of the Federal Reserve System, without a corresponding increase in long-term interest rates have resulted in an increase in interest expense and a reduction in net interest income in 2005. The effect of the flattening yield curve is to increase our cost of funds at a faster rate than our yield on loans and investments, due to the longer-term nature of our interest earning assets. In 2005, as we increase our investment in business-related loans, which are considered to entail greater risks than one-to-four-family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses has increased to reflect this increased risk.

The Company converted to a public company at the end of 1999, and at the end of 2000 bought a $200 million thrift for stock. Since that time the Company has been buying back the Company's stock to manage capital levels and enhance earnings per share. During the first nine months of 2005, the Company used $4.2 million for this purpose, thereby reducing earning assets from where they otherwise would have been and correspondingly reducing net interest income.

On September 16, 2005 the Bank purchased certain assets totaling $106 million and assumed certain liabilities totaling $96.6 million representing the operations of Fidelity Federal Savings Bank ("Fidelity") located in Marion, Indiana for $20 million in cash. The assets purchased included residential real estate mortgage loans of $55.0 million, consumer loans of $14.0 million, commercial real estate loans of $9.2 million and commercial business loans of $3.6 million. The liabilities assumed included total deposits of $75.9 million (including $23.5 million core savings and transaction accounts) and Federal Home Loan Bank advances of $20.5 million.

Results of operations also depend upon the level of the Company's non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses. In addition to the Fidelity Acquisition, the Company is in the process of expanding through the addition of a new branch office that opened in June located in Syracuse, Indiana in Kosciusko County and the recent purchase of land in Elkhart County, located in northern Indiana, for the purpose of building a new branch office in that vibrant market. The Company is also in the process of developing a new Investment Management and Private Banking Division in order to better service clients with more specialized financial needs. The intent of all these initiatives is to increase income over the long term. However, on a short term basis, expenses relating to the new branches and new division will have the affect of increasing non interest expense with no immediate offsetting income. The purchase of Fidelity (referred to above) should be accretive to income in the fourth quarter due to substantial cost savings.

Next Page

Financial Condition

With the addition of Fidelity's assets, MutualFirst's assets totaled $972.0 million at September 30, 2005, an increase from December 31, 2004 of $132.6 million, or 15.8%. Loans, excluding loans held for sale, increased $114.2 million or 15.9%. Consumer loans increased $24.0 million, or 12.4%, and commercial business loans increased $8.2 million, or 15.2%, while residential and commercial real estate loans held in portfolio increased $82.0 million or 17.7%. Mortgage loans held for sale decreased $2.9 million and mortgage loans sold during the first three quarters of 2005 totaled $12.2 million.

The increase in consumer loans (excluding those purchased from Fidelity) can be attributed to cyclical increases in boat and recreational vehicle loans and a 7% jump in home equity and home improvement loans. Auto loans were down due to the increasing interest rate environment and a very competitive market place. The increase in commercial business loans (excluding those purchased from Fidelity) is primarily due to increased line of credit usage, improving economic climate in some of our markets and participation in several loans outside of our markets. The primary reason for the increase in mortgage loans (excluding those purchased from Fidelity) was cyclical and the reduction of loan sale activity in the second and third quarter. Investment securities available for sale increased $1.3 million or 3.4% in order to maintain liquidity targets.

Premises and equipment increased $2.1 million or 17.4% due to the purchase of land for the purpose of building a new branch office in Elkhart county and construction costs of the new Syracuse, Indiana office completed in June of this year. In addition, the purchase of Fidelity's assets included three branch offices with a market value of $632,000. Two of these offices, valued at $282,000, have been closed and will be sold.

Allowance for loan losses increased $1.3 million to $8.2 million, which includes additional reserves of $1.6 million acquired as part of the Fidelity purchase and assumption, when comparing September 30, 2005 to December 31, 2004. Net charge offs for the first three quarters of 2005 were $1.6 million or .30% of average loans on an annualized basis compared to $865,000, or .16% of average loans for the comparable period in 2004. The primary reason for the increase was a $240,000 charge-off of a commercial business loan to a distribution center that failed and the collateral (accounts receivable) has proven to be uncollectible. Also, the Bank wrote down $650,000 of an $800,000 commercial business loan because the business fails to generate sufficient cash flow to service the debt and the value of the collateral (fixed assets) is not sufficient to pay off the total debt. As of September 30, 2005, allowance for loan losses as a percentage of loans receivable and non-performing loans was .98% and 119.1%, respectively.

Next Page

Including Fidelity's $75.9 million, total deposits were $698.8 million at September 30, 2005 an increase of $98.4 million, or 16.4% from December 31, 2004. The increase, excluding the Fidelity deposits, was due primarily to growth in retail certificates of deposit of $27.4 million due to more aggressive pricing in order to maintain existing large balances of maturing IRA deposits. Many of these deposits carried substantially higher rates than current market rates and therefore this strategy reduced our cost of these funds going forward and also attracted new deposits. It should be noted that the rates paid on certificates of deposit are less than what the rates would have been to borrow from the Federal Home Loan Bank for similar terms. Short term public deposits increased $8.7 million. These increases were partially offset by a decrease in demand and savings deposits of $8.4 million and a decrease in DMMA's of $9.5 million due to the tendency for depositors to shift funds to higher paying CD's as rates increase. In addition to the $20.5 million FHLB advances assumed from Fidelity, borrowings increased $10.5 million to $172.6 million at September 30, 2005 from $141.6 million at December 31, 2004 to help fund increased loan demand.

Stockholders' equity was unchanged at $87.9 million at September 30, 2005 when compared to December 31, 2004. Increases due to net income of $4.9 million, Employee Stock Ownership Plan (ESOP) shares earned of $549,000, and RRP shares earned of $192,000 were offset by the repurchase of 179,000 shares of common stock for $4.2 million and dividend payments of $1.8 million. Also, the market value of securities available for sale compared to their book value decreased $278,000 from a loss of $89,000 at December 31, 2004 to a loss of $367,000 at September 30, 2005.

Comparison of the Operating Results for the Three Months Ended September 30, 2005 and 2004

Net income for the third quarter ended September 30, 2005 was $1.6 million, or $.36 for basic and $.35 for diluted earnings per share. This compared to net income for the comparable period in 2004 of $1.7 million, or $.38 for basic and $.37 for diluted earnings per share. Annualized return on assets was .70% and return on equity was 7.16% for the third quarter of 2005 compared to .84% and 7.62% respectively, for the same period last year.

Net interest income, before provision for loan losses, increased $87,000 from $6.6 million for the three months ended September 30, 2004, to $6.7 million for the three months ended September 30, 2005. The primary reason for the improvement was due to a $55.4 million, or 7.3% increase in average interest earning assets partially offset by a 20 basis point decrease in the net interest margin reflecting the bank's liability sensitive nature as short term interest rates rise.

The provision for loan losses for the third quarter of 2005 was $440,000 compared to $350,000 for last year's comparable period. The addition was due to increased commercial lending and higher net charge offs in the current period compared to the year ago period and higher non-performing loans at the end of the period compared to a year ago. Non-performing loans to total loans at September 30, 2005 were .82% compared to .56% at September 30, 2004. Non-performing assets to total assets were .90% at September 30, 2005 compared to .61% at September 30, 2004. These increases are primarily due to a $1.9 million residential real estate loan secured by a first mortgage being over 90 days past due. Management is confident that the collateral is more than enough to cover the debt and that the Bank will have no loss related to this loan.

Next Page

Non-interest income increased $76,000 or 4.9%, to $1.7 million for the three months ended September 30, 2005 compared to $1.6 million for the same period in 2004. Increases in service fee income, due to a new overdraft privilege program was partially offset by a $59,000 reduction in the gain on sale of loans due to reduced mortgage refinancing activity in the 2005 quarter and a $24,000 reduction in other income due primarily to reduced gains on the sale of real estate owned.

Non-interest expense increased $334,000 or 6.1% to $5.8 million for the three months ended September 30, 2005 compared to $5.5 million for the same period in 2004. The increase was due primarily to increased occupancy and equipment expenses which were up $57,000 due to costs related to a new office opened in June of this year in Syracuse, Indiana. Also, we relocated our corporate and investment management and private banking staffs to a recently purchased office building located next to our main office in Muncie. Data processing fees increased $31,000 due to the addition of the new office and the expiration of several contractual credits from our service provider received in the 2004 period and not in the 2005 period. Other expenses increased $118,000 due to increases in legal and consulting services primarily related to regulatory compliance requirements and other general and administrative expense increases.

Income tax expense decreased $93,000 for the three months ended September 30, 2005 compared to the same period in 2004 due to less taxable income. The effective tax rate decreased from 27.3% to 26.3% due to an increased percentage of low income housing tax credits to taxable income when comparing the third quarter of 2005 to the third quarter of 2004.

Next Page

Comparison of the Operating Results for the Nine-Months Ended September 30, 2005 and 2004.

Net income for the nine months ended September 30, 2005 was $4.9 million or $1.12 for basic and $1.09 for diluted earnings per share. This compared to net income for the comparable period in 2004 of $5.5 million or $1.17 for basic and $1.13 for diluted earnings per share. Annualized return on average assets was .76% and return on average equity was 7.42% for the first three quarters of 2005 compared to .90% and 7.74% respectively, for the same period last year.

Net interest income decreased $214,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The net interest margin decreased from 3.60% for the nine-month period ended September 30, 2004, to 3.41% for the comparable period in 2005 as yields on interest-earning assets increased at a slower rate than the increase in the cost of interest-bearing liabilities due to the bank being more liability sensitive in an increasing interest rate environment. This lower margin was partially offset by a $33.7 million, or 4.5% increase in average interest-earning assets when comparing the first three quarters of 2005 to that of 2004.

The provision for loan losses for the first three quarters of 2005 was $1.3 million, compared to $1.1 million for last year's comparable period due to the increased loan balances year to date and due to higher net charge offs in the current period compared to the year ago period and higher non-performing loans at the end of the period compared to a year ago. Non-performing loans to total loans at September 30, 2005 were .82% compared to .56% at September 30, 2004. Non-performing assets to total assets were ..90% at September 30, 2005 compared to .61% at September 30, 2004. These increases are primarily due to a $1.9 million residential real estate loan secured by a first mortgage being over 90 days past due. Management is confident that the collateral is more than enough to cover the debt and that the Bank will have no loss related to this loan.

For the nine month period ended September 30, 2005 non-interest income increased $322,000 or 7.0% to $4.9 million compared to $4.6 for the comparable period in 2004. The increase was due primarily to a $637,000 or 28.3% increase in service fee income and a $239,000 or 45.8% increase in commission income due to the overdraft privilege program and increased annuity sales. These increases were partially offset by a $405,000 reduction in the gain on sale of loans due to reduced mortgage refinancing activity and therefore a reduction in loan sales in the 2005 period and a $84,000 reduction in other income related to real estate owned management and sales and a reduction in income from title insurance activity.

Next Page

Non-interest expense increased $977,000 or 6.1% to $17.0 million for the nine months ended September 30, 2005 compared to $16.0 million for the same period in 2005 for similar reasons mentioned above. The increase was due primarily to increased occupancy and equipment expenses which were up $269,000 due to costs related to two new offices. One opened in May of 2004 in Warsaw, Indiana and the other opened in June of this year in Syracuse, Indiana. Also, we relocated our corporate and investment management and private banking staffs to a recently purchased office building located next to our main office in Muncie. Data processing fees increased $80,000 due to the addition of the two new offices and the expiration of several contractual credits from our service provider received in the 2004 period and not in the 2005 period. Advertising and promotion was up $87,000 due to more advertising campaigns and new office promotions in the 2005 period when compared to comparable 2004 period. Other expenses increased $377,000 due to increases in legal and consulting services primarily related to regulatory compliance requirements and other general and administrative expense increases.

For the nine-month period ended September 30, 2005, income tax expense decreased $438,000 compared to the same period in 2004. The decrease was due primarily to decreased taxable income. The effective tax rate decreased to 27.1% from 29.0% due to an increased percentage of low income housing tax credits to taxable income when comparing the third half of 2005 to the third half of 2004.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year. As of September 30, 2005, Mutual Federal had liquid assets of $61.1 million and a liquidity ratio of 7.96%. It is anticipated that this level of liquidity will be adequate for the remainder of 2005.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Presented below as of September 30, 2005 and 2004 is an analysis of Mutual Federal's interest rate risk as measured by changes in Mutual Federal's net portfolio value ("NPV") assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments.

September 30, 2005
Net Portfolio Value

				NPV as % of PV of Assets
Changes In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	64,885	-39,784	-38%	7.25%	-359 bp
+200 bp	79,741	-24,928	-24%	8.68%	-216 bp
+100 bp	93,336	-11,333	-11%	9.91%	-94 bp
0 bp	104,669			10.84%
-100 bp	108,563	3,894	4%	11.05%	20 bp
-200 bp	106,957	2,288	2%	10.72%	-12 bp
-300 bp	107,133	2,464	2%	10.59%	-26 bp

Next Page

September 30, 2004
Net Portfolio Value

				NPV as % of PV of Assets
Changes In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	67,780	-29,331	-30%	8.78%	-290 bp
+200 bp	78,746	-18,365	-19%	9.95%	-173 bp
+100 bp	89,079	-8,032	-8%	10.97%	-70 bp
0 bp	97,111			11.68%
-100 bp	98,442	1,331	1%	11.62%	-6 bp
-200 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)
-300 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)

(1) Not meaningful because some market rates would compute to a rate less than 0.

The analysis at September 30, 2005 indicates that there have been no material changes in market interest rates for Mutual Federal's interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company's annual report on Form 10-K for the period ended December 31, 2004.

ITEM - 4 Controls and Procedures.

(a) An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(c) under the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedure as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended September 30, 2005 that has materially affected, or is likely to materially affect our internal control over financial reporting.

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
On December 22, 2004 the Company's Board of Directors authorized management to repurchase an additional 10% of the Company's outstanding stock, or approximately 470,000 shares over a twelve-month period. Information on the shares purchased during the third quarter of 2005 is as follows.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maxiumum Number of Shares that May Yet Be Purchased Under the Plan

				373,453(1)
July 1, 2005 - July 31, 2005	1,884	$21.65	1,884	371,569
August 1, 2005 - August 31, 2005	37,000	23.02	37,000	334,569
September 1, 2005 - September 30, 2005	-	0	-	334,569
	38,884	$22.95	38,884

(1) Amount represents the number of shares available to be repurchased under the plan as of June 30, 2005

Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submission of Matters to Vote of Security Holders.
None.

Next Page

Item 5.	Other Information.
None.
Item 6.	Exhibits.

(b)	Exhibits
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

MutualFirstFinancial, Inc.
Date: November 9, 2005	By:	/s/ David W. Heeter David W. Heeter President and Chief Executive Officer
Date: November 9, 2005	By:	/s/ Timothy J. McArdle Timothy J. McArdle Senior Vice President and Treasurer

Next Page

EXHIBIT INDEX

Exhibit Number	Document

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

End.