Form 10-K
period 2005-12-31
MUTUALFIRST FINANCIAL INC
filed 2006-03-16
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

Common Stock, par value $.01 per share
(Title of Class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ]   NO [X]

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ]   NO [X]

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]   NO [ X ]

          The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock on the Nasdaq National Market as of June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $74.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

          As of March 2, 2006, there were issued and outstanding 4,545,000 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K--Portions of registrant's Proxy Statement for its 2006 Annual Meeting of Stockholders.

NEXT PAGE

Item 1. Business

General

             MutualFirst Financial, Inc., a Maryland corporation, is a savings and loan holding company that has as its wholly-owned subsidiary Mutual Federal Savings Bank ("Mutual Federal"). MFS Financial was formed in September 1999 to become the holding company of Mutual Federal in connection with Mutual Federal's conversion from the mutual to stock form of organization on December 29, 1999. In April 2001, MFS Financial formally changed its corporate name to MutualFirst Financial, Inc. ("MutualFirst"). The words "we," "our" and "us" refer to MutualFirst and Mutual Federal on a consolidated basis.

             At December 31, 2005, we had total assets of $971.8 million, deposits of $684.6 million and stockholders' equity of $88.8 million. Our executive offices are located at 110 E. Charles Street, Muncie, Indiana 47305-2400 and our common stock is traded on the Nasdaq National Market under the symbol "MFSF." In September 2005, Mutual Federal purchased $118.1 million in assets and assumed $97.8 million in liabilities representing the operations of Fidelity Federal Savings Bank located in Marion Indiana for $20 million in cash. The assets purchased included $59.3 million in residential real estate mortgage loans, $8.4 million in consumer loans, and $14.5 million in commercial and construction loans. The liabilities assumed included total deposits of $75.9 million and $20.5 million in Federal Home Loan Bank advances.

             Substantially all of MutualFirst's business is conducted through Mutual Federal, a federal savings bank. Mutual Federal is subject to extensive regulation by the Office of Thrift Supervision ("OTS"), and its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").

             Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in loans secured by first mortgages on owner-occupied, one- to four-family residences, a variety of consumer loans, loans secured by commercial and multi-family real estate and commercial business loans. Funds not invested in loans generally are invested in investment securities, including mortgage-backed and mortgage-related securities.

             Our profitability depends primarily on net interest income, which is the difference between interest and dividend income on interest-earning assets, and interest expense on interest-bearing liabilities. Interest-earning assets include principally loans, investment securities, including mortgage-backed and related securities and interest-earning deposits in other institutions. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Our profitability is also dependent, to a lesser extent, on the level of noninterest income, provision for loan losses, noninterest expense and income taxes. Our operations and profitability are subject to changes in interest rates, applicable statutes and regulations, and general economic conditions, as well as other factors beyond our control.

             We offer deposit accounts having a wide range of interest rates and terms, which generally include passbook and statement savings accounts, money market deposit accounts, NOW and non-interest bearing checking accounts and certificates of deposit with terms ranging

NEXT PAGE

from seven days to 71 months. We solicit most of our deposits in our market area, though in 2005, we began to accept brokered deposits. See "Sources of Funds -- Deposits."

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

Market Area

             We are a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Muncie, Indiana and we offer our financial services through 20 retail offices primarily serving Delaware, Randolph, Kosciusko and Grant counties in Indiana. We also originate mortgage loans in the contiguous counties and we originate indirect consumer loans throughout Indiana. See "Lending Activities -- Consumer and Other Lending."

Lending Activities

             General. Our mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. At December 31, 2005, our net loan portfolio totaled $824.6 million, which constituted 84.8% of our total assets.

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

NEXT PAGE

amount to a borrower whose aggregate debt will exceed $3.0 million must be approved by the Board of Directors.

             At December 31, 2005, the maximum amount which we could lend to any one borrower and the borrower's related entities was approximately $11.9 million. At December 31, 2005, our largest lending relationship to a single borrower or a group of related borrowers consisted of five loans totaling $5.7 million. Four of these loans are secured by newly constructed auto service centers. The fifth loan is secured by a drive-in/carry-out food establishment. Each of the loans to this group of borrowers was current and performing in accordance with its terms at December 31, 2005.

NEXT PAGE

             The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family	$451,914(1)	54.00%	$385,678(2)	52.96%	$393,450(3)	54.86%	$374,407(4)	56.80%	$388,331	58.96%
Multi-family	5,505	0.66	4,657.64		5,353.75		8,211	1.25	10,059	1.53
Commercial	77,270	9.23	68,067	9.35	65,430	9.12	54,252	8.23	51,503	7.82
Construction and development	22,938	2.74	20,745	2.85	17,860	2.49	14,853	2.25	16,438	2.49
Total real estate loans	557,627	66.63	479,147	65.80	482,093	67.22	451,723	68.53	466,331	70.80

Other Loans:
Consumer Loans:
Automobile	39,802	4.76	39,475	5.42	40,497	5.65	32,997	5.01	33,159	5.03
Home equity	31,962	3.82	29,464	4.05	25,401	3.54	21,515	3.26	18,365	2.79
Home improvement	31,933	3.82	23,289	3.20	20,924	2.92	20,135	3.05	19,782	3.00
Manufactured housing	2,106	0.25	2,879.40		4,108.57		5,643.86		7,910	1.20
R.V.	64,222	7.67	58,643	8.05	58,222	8.12	52,672	7.99	44,700	6.79
Boat	40,631	4.85	38,382	5.27	38,096	5.31	36,530	5.54	33,904	5.15
Other	4,305.51		3,325.46		3,443.48		3,322.50		4,411.67
Total consumer loans	214,961	25.68	195,457	26.84	190,691	26.59	172,814	26.21	162,231	24.63
Commercial business loans	64,353	7.69	53,620	7.36	44,362	6.19	34,660	5.26	30,092	4.57
Total other loans	279,314	33.37	249,077	34.20	235,053	32.78	207,474	31.47	192,323	29.20
Total loans receivable, gross	836,941(1)	100.00%	728,224(2)	100.00%	717,146(3)	100.00%	659,197(4)	100.00%	658,654	100.00%

Less:
Undisbursed portion of loans	7,724		9,237		8,160		7,240		7,669
Deferred loan fees and costs	(3,453)		(3,814)		(3,749)		(3,293)		(2,658)
Allowance for losses	8,100		6,867		6,779		6,286		5,449
Total loans receivable, net	$824,570		$715,934		$705,956		$648,964		$648,194

_______________

(1)  Includes loans held for sale of $2.0 million.
(2)  Includes loans held for sale of $2.9 million.
(3)  Includes loans held for sale of $2.0 million.
(4)  Includes loans held for sale of $7.9 million.

NEXT PAGE

             The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$305,911(1)	36.55%	$262,716(2)	38.08%	$281,497(3)	39.25%	$250,484(4)	38.00%	$215,281	32.69%
Multi-family	4,587	0.55	3,427.47		3,483.49		3,622.55		4,630.70
Commercial	9,375	1.12	6,918.95		6,960.97		7,044	1.07	8,879	1.35
Construction and development	12,690	1.52	15,191	2.09	13,946	1.94	12,290	1.86	12,437	1.88
Total real estate loans	332,563	39.74	288,251	39.58	305,886	42.65	273,440	41.48	241,227	36.62

Consumer	182,784	21.84	165,895	22.78	165,182	23.03	151,199	22.94	143,772	21.83
Commercial business	20,000	2.39	16,347	2.24	12,099	1.69	11,251	1.70	15,416	2.34
Total fixed-rate loans	535,347	63.97	470,493	64.61	483,167	67.37	435,890	66.12	400,415	60.79

Adjustable-Rate Loans:
Real estate:
One- to four-family	146,003	17.44	122,962	16.89	111,953	15.61	123,923	18.80	173,050	26.27
Multi-family	918	0.11	1,230.17		1,870.26		4,589.70		5,429.83
Commercial	67,895	8.11	61,149	8.40	58,470	8.15	47,208	7.16	42,624	6.47
Construction and development	10,248	1.22	5,554.76		3,914.55		2,563.39		4,001.61
Total real estate loans	225,064	26.88	190,895	26.21	176,207	24.57	178,283	27.05	225,104	34.18

Consumer	32,177	3.85	29,562	4.06	25,509	3.56	21,615	3.28	18,459	2.80
Commercial business	44,353	5.30	37,273	5.12	32,263	4.50	23,409	3.55	14,676	2.23
Total adjustable-rate loans	301,594	36.03	257,730	35.39	233,979	32.63	223,307	33.88	258,239	39.21
Total loans	836,941(1)	100.00%	728,224(2)	100.00%	717,146(3)	100.00%	659,197(4)	100.00%	658,654	100.00%

Less:
Undisbursed portion of loans	7,724		9,237		8,160		7,240		7,669
Deferred loan fees and costs	(3,453)		(3,814)		(3,749)		(3,293)		(2,658)
Allowance for loan losses	8,100		6,867		6,779		6,286		5,449
Total loans receivable, net	$824,570		$715,934		$705,956		$648,964		$648,194

________________

(1)  Includes loans held for sale of $2.0 million.
(2)  Includes loans held for sale of $2.9 million.
(3)  Includes loans held for sale of $2.0 million.
(4)  Includes loans held for sale of $7.9 million.

NEXT PAGE

             The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2005.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to Four-Family(1)		Multi-family and Commercial		Construction and Development(2)		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Years Ending December 31,
2006(3)	$ 100	7.77%	$ 2,771	7.68%	$ 4,754	7.67%	$ 7,887	7.60%	$27,731	7.90%	$ 43,243	7.81%
2007	325	6.31	1,035	7.05	28	7.13	5,168	7.68	9,353	7.23	15,909	7.35
2008	1,769	6.59	5,301	6.48	9	6.99	11,136	6.37	4,840	7.62	23,055	6.68
2009 and 2010	3,121	6.33	6,532	6.62	327	6.76	34,492	6.28	9,286	6.95	53,758	6.44
2011 to 2012	12,197	5.98	5,924	7.15	92	7.39	19,179	7.64	1,578	6.79	38,970	7.01
2013 to 2027	227,416	5.64	61,091	6.90	5,869	5.56	137,027	7.27	11,565	6.48	442,968	6.34
2028 and following	204,964	5.68	121	9.75	11,859	5.67	72	5.75	---	---	217,016	5.68
Total	$449,892		$82,775		$22,938		$214,961		$64,353		$834,919
_________________
(1) Does not include mortgage loans held for sale.
(2) Once the construction phase has been completed, these loans will automatically convert to permanent financing.
(3) Includes demand loans, loans having no stated maturity and overdraft loans.

NEXT PAGE

             The total amount of loans due after December 31, 2006 which have predetermined interest rates is $516.3 million, and the total amount of loans due after such date which have floating or adjustable interest rates is $275.4 million.

             One- to Four-Family Residential Real Estate Lending. We focus our real estate lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in our market areas. At December 31, 2005, one- to four-family residential mortgage loans totaled $451.9 million, or 54.00% of our gross loan portfolio.

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

             We originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with Freddie Mac and other local financial institutions and are consistent with our internal needs. Adjustable-rate mortgage or ARM loans are offered with a one-year, three-year, five-year or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts annually for the remainder of the term of the loan. We use the weekly average of the one-year Treasury Bill Constant Maturity Index to reprice our ARM loans. During fiscal 2005, we originated $37.7 million of one- to four-family ARM loans and $70.1 million of one- to four-family fixed-rate mortgage loans. By way of comparison, during fiscal 2004, we originated $44.8 million of one- to four-family ARM loans, and $72.6 million of one- to four-family fixed-rate mortgage loans.

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

NEXT PAGE

of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds. We offer a one-year ARM loan that is convertible into a fixed-rate loan. When these loans convert, they may be sold in the secondary market.

             In order to remain competitive in our market areas, we sometimes originate ARM loans at initial rates below the fully indexed rate. ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default. We have not experienced difficulty with the payment history for these loans. See "Asset Quality -- Non-performing Assets" and "-- Classified Assets." At December 31, 2005, our one- to four-family ARM loan portfolio totaled $146.0 million, or 17.4% of our gross loan portfolio. At that date, the fixed-rate one- to four-family mortgage loan portfolio totaled $305.9 million, or 36.6% of our gross loan portfolio.

             Multi-family and Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate loans for acquisition, renovation or construction. These loans are secured by the real estate and improvements financed. The collateral securing these loans ranges from industrial commercial buildings to churches, office buildings and multi-family housing complexes. At December 31, 2005, multi-family and commercial real estate loans totaled $82.8 million, or 9.9% of our gross loan portfolio.

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

NEXT PAGE

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

             Construction and Development Lending. We originate construction loans primarily secured by existing residential building lots. We make construction loans to builders and to individuals for the construction of their residences. Substantially all of these loans are secured by properties located within our market area. At December 31, 2005, we had $22.9 million in construction and development loans outstanding, representing 2.7% of our gross loan portfolio.

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

             Consumer and Other Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2005, our consumer loan portfolio totaled $215.0 million, or 25.7% of our gross loan portfolio. We offer a variety of secured consumer loans, including home equity and lines of credit, home improvement, auto, boat and recreational vehicle loans, and loans secured by savings deposits. We also offer a limited amount of unsecured loans. We originate our consumer loans both in our market area and throughout Indiana.

NEXT PAGE

             At December 31, 2005, our home equity loans, including lines of credit and home improvement loans, totaled $63.9 million, or 7.6% of our gross loan portfolio. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. The term to maturity on our home equity and home improvement loans may be up to 15 years. Home equity lines of credit have a maximum term to maturity of 20 years and require a minimum monthly payment based on the outstanding loan balance per month, which amount may be reborrowed at any time. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

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

             At December 31, 2005, auto loans totaled $39.8 million, or 4.8% of our gross loan portfolio. Auto loans may be written for up to six years and usually have fixed rates of interest. Loan-to-value ratios are up to 100% of the sale price for new autos and 110% of value on used cars, based on valuation from official used car guides.

             Our boat and recreational vehicle loans are generally originated on an indirect basis. Until November 2004, we utilized an independent company to market our loan products and help service and collect our boat and RV loans, containing our marketing, collection and related personnel costs. For these services, we paid a fee based on a percentage of the loan amounts originated through this company as well as monthly service fees. We currently market and service these loans in-house. We pay dealers a premium for each indirect loan based on the interest rate charged on each loan. We amortize this premium, which is usually significantly smaller than the premium we pay dealers for our indirect auto loans, over the estimated life of each loan.

             We underwrite indirect boat and RV loans using the Fair-Isaacs credit scoring system and, as with our indirect auto loans, tend to accept only the more qualified buyers based on our scoring.

             Loans for boats and recreational vehicles totaled $104.9 million at December 31, 2005, or 12.5% of our gross loan portfolio. We will finance up to 100% of the purchase price for a recreational vehicle and 95% for a boat. Values are based on the applicable official used vehicle guides. The term to maturity for these types of loans is up to 10 years for used boats and recreational vehicles and up to 15 years for new boats and recreational vehicles. These loans are generally written with fixed rates of interest.

NEXT PAGE

             At December 31, 2005, manufactured housing loans totaled $2.1 million, or 0.3% of our gross loan portfolio. Due to increased competition, we no longer offer manufactured housing loans, and have allowed this portion of the loan portfolio to decline over the past six years.

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

             Commercial Business Lending. At December 31, 2005, commercial business loans totaled $64.4 million, or 7.7% of our gross loan portfolio. Most of our commercial business loans have been extended to finance local businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial business loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs and agricultural purposes such as seed, farm equipment and livestock.

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

NEXT PAGE

            The following table shows our loan origination, purchase, sale and repayment activities for the years indicated.

	Year Ended December 31,
	2005	2004	2003
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one- to four-family	$ 37,682	$ 44,837	$ 36,103
- multi-family	---	---	89
- commercial	9,594	7,983	16,183
- construction or development	8,806	11,507	7,765
Non-real estate - consumer	34	26	4
- commercial business	5,213	9,389	9,646
Total adjustable-rate	61,329	73,742	69,790
Fixed rate:
Real estate - one- to four-family	70,135	72,566	187,913
- multi-family	---	---	---
- commercial	4,207	496	4,758
- construction or development	14,148	17,658	20,207
Non-real estate - consumer	58,446	52,165	67,289
- commercial business	8,032	3,855	5,541
Total fixed-rate	154,968	146,740	285,708
Total loans originated	216,297	220,482	355,498

Purchases:(1)
Real estate - one- to four-family	59,269	---	106
- multi-family	---	---	---
- commercial	3,363	---	---
- construction or development	3,628	---	---
Non-real estate - consumer	8,371	---	---
- commercial business	7,610	---	---
Total loans purchased	82,241	---	106

Sales and Repayments:
Sales:
Real estate - one- to four-family	13,471	40,821	52,038
- multi-family	---	---	---
- commercial	---	---	---
- construction or development	---	---	---
Non-real estate - consumer	---	---	---
- commercial business	---	---	---
Total loans sold	13,471	40,821	52,038
Principal repayments	173,920	168,624	244,234
Total reductions	187,391	209,445	296,272
Increase (decrease) in other items, net	(2,430)	41	(1,382)
Net increase	$108,717	$ 11,078	$ 57,950
__________________
(1) Does not include market value adjustment for loans related to Fidelity Acquisition.

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

             Delinquent Loans. The following table sets forth, as of December 31, 2005, our loans delinquent 60 - 89 days by type, number, amount and percentage of type.

	Loans Delinquent For:
	60-89 Days
	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	43	$2,126.47%
Multi-family	---	---	---
Commercial	---	---	---
Construction and development	---	---	---
Consumer	105	1,256.58
Commercial business	1	119.19

Total	149	$3,501.42%

NEXT PAGE

             Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated. Generally, loans are placed on non-accrual status when the loan becomes more than 90 days delinquent or when collection of interest becomes doubtful. Foreclosed assets owned include assets acquired in settlement of loans.

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$2,967	$1,326	$1,316	$2,136	$2,886
Multi-family	---	---	---	---	---
Commercial real estate	569	370	232	2,234	2,862
Construction and development	---	---	---	---	---
Consumer	628	498	653	544	819
Commercial business	1,257	1,791	1,039	118	---
Total	5,421	3,985	3,270	5,032	6,567

Accruing loans delinquent 90 days or more:
One- to four-family	67	---	---	---	---
Multi-family	---	---	---	---	---
Commercial real estate	1,858	---	---	---	---
Construction and development	---	---	---	---	46
Consumer	35	119	10	64	---
Commercial business	---	---	---	---	---
Total	1,960	119	10	64	46
Total nonperfoming loans	7,381	4,104	3,280	5,096	6,613

Restructured loans	116	120	---	---	---

Foreclosed assets:
One- to four-family	912	285	557	1,184	562
Multi-family	---	---	---	---	---
Commercial real estate	595	55	40	289	483
Construction and development	---	---	---	---	---
Consumer	978	894	824	335	383
Commercial business	---	---	---	---	---
Total	2,485	1,234	1,421	1,808	1,428

Total non-performing assets	$9,982	$5,458	$4,676	$6,904	$ 8,041
Total as a percentage of total assets	1.03%	.65%	.57%	0.89%	1.05%

For the year ended December 31, 2005, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $542,000. The amount included in interest income on these loans for the year ended December 31, 2005, was $124,000.

             At December 31, 2005, foreclosed commercial real estate consisted of two commercial buildings in Grant County and one commercial building in Delaware County, which are currently being offered for sale. In addition, 19 residential properties with a book value of $912,000 remain as foreclosed assets at December 31, 2005. These properties are being offered for sale. Non-accruing one- to four-family loans increased to $3.0 million at December 31, 2005. Non-accruing commercial real estate loans increased

NEXT PAGE

from $370,000 at December 31, 2004, to $569,000 at December 31, 2005, due primarily to four loans becoming more than ninety days past due. At the same time, non-accrual commercial business loans decreased from $1.8 million to $1.3 million, which consists of six loans. Efforts are underway to bring these six non-accrual commercial business loans current or have them paid off. It is management's opinion that these non-accruing loans are sufficiently reserved and any additional allowances will be insignificant.

             Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 2005, there was an aggregate of $3.0 million in loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the abilities of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

             Included in the $3.0 million above are two commercial business loans totaling $500,000, one commercial real estate loans totaling $500,000 and five residential mortgage loans totaling $2.0 million. The majority of these loans were current as of December 31, 2005.

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

             In connection with the filing of Mutual Federal's periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review, at December 31, 2005, we had classified $13.0 million of Mutual Federal's loans as substandard, $150,000 as doubtful and $440,000 as loss. Loans classified as

NEXT PAGE

loss are fully reserved but not charged off, because there are certain indications that collection is still possible. The total amount classified represented 15.27% of our stockholders' equity and 1.40% of our assets at December 31, 2005, compared to 9.01% and .95%, respectively, at December 31, 2004. These increases are due to a continued sluggish economy in some of our markets.

             Provision for Loan Losses. We recorded a provision for loan losses during the year ended December 31, 2005 of $1.8 million, compared to $1.6 million for the year ended December 31, 2004 and $1.5 million for the year ended December 31, 2003. The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under "-- Allowance for Loan Losses." The provision for loan losses during the year ended December 31, 2005 was based on management's review of such factors that indicated that the allowance for loan losses was adequate to cover losses inherent in the loan portfolio as of December 31, 2005.

             Allowance for Loan Losses. We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, including the formula allowance and specific allowances for identified problem loans and portfolio segments. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

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

NEXT PAGE

             The allowance for loan losses is based on estimates of losses inherent in the loan portfolio. Actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. Due to the loss of numerous manufacturing jobs in the communities we serve during recent years, including 2005, and the increase in higher risk loans, like consumer and commercial loans, as a percentage of total loans, management has concluded that our allowance for loan losses should be greater than historical loss experience and specifically identified losses would otherwise indicate.

             At December 31, 2005, our allowance for loan losses was $8.1 million, or .98% of the total loan portfolio, and approximately 109.7% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that are susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.

NEXT PAGE

             The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)

Balance at beginning of period	$6,867	$6,779	$6,286	$5,449	$6,472

Charge-offs:
One- to four-family	303	249	210	241	28
Multi-family	---	---	---	---	---
Commercial real estate	6	34	173	520	1,352
Construction and development	---	---	---	---	---
Consumer	1,276	1,093	948	786	839
Commercial business	954	616	30	268	147
	2,539	1,992	1,361	1,815	2,366

Recoveries:
One- to four-family	22	21	27	513	7
Multi-family	---	---	---	---	---
Commercial real estate	120	326	108	348	---
Construction and development	---	---	---	---	---
Consumer	194	176	159	64	50
Commercial business	15	---	110	14	4
	351	523	404	939	61

Net charge-offs	2,188	1,469	957	876	2,305
Amount acquired with Fidelity purchase	1,646	---	---	---	---
Provisions charged to operations	1,775	1,557	1,450	1,713	1,282
Balance at end of period	$8,100	$6,867	$ 6,779	$6,286	$5,449

Ratio of net charge-offs during the period to average loans outstanding during the period	0.29%	0.21%	0.14%	0.13%	0.35%

Allowance as a percentage of non-performing loans	109.74%	167.32%	208.26%	123.35%	82.4%

Allowance as a percentage of total loans (end of period)	0.98%	0.95%	0.95%	0.97%	0.85%

NEXT PAGE

             The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	December 31,
	2005			2004			2003			2002			2001
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family	$1,267	$451,914(1)	54.00%	$1,013	385,678(2)	52.96%	$1,149	$393,450(3)	54.86%	$1,045	$374,407(4)	56.80%	$ 895	$388,331	58.96%
Multi-family	68	5,505.66		62	4,657.64		72	5,353.75		137	8,211	1.25	277	10,059	1.53
Commercial real estate	2,039	77,270	9.23	1,479	68,067	9.35	990	65,430	9.12	1,087	54,252	8.23	1,223	51,503	7.82
Construction or development	115	22,938	2.74	104	20,745	2.85	89	17,860	2.49	74	14,853	2.25	83	16,438	2.49
Consumer	3,605	214,961	25.68	3,155	195,457	26.84	3,585	190,691	26.59	3,227	172,814	26.21	2,588	162,231	24.63
Commercial business	1,006	64,353	7.69	1,054	53,620	7.36	894	44,362	6.19	656	34,660	5.26	383	30,092	4.57
Unallocated	---	---	---	---	---	---	---	---	---	60	---	---	---	---	---
Total	$8,100	$836,941	100.00%	$6,867	$728,224	100.00%	$6,779	$717,146	100.00%	$6,286	$659,197	100.00%	$5,449	$658,654	100.00%

_______________
(1)  Includes loans held for sale of $2.0 million.
(2)  Includes loans held for sale of $2.9 million.
(3)  Includes loans held for sale of $2.0 million.
(4)  Includes loans held for sale of $7.9 million.

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

             Our investment securities currently consist of U.S. Agency securities, mortgage-backed securities, collateralized mortgage obligations, marketable equity securities (which consist of shares in mutual funds that invest in government obligations, corporate obligations, mortgage-backed securities and asset-backed securities) and corporate obligations. See Note 4 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. At December 31, 2005, our investment securities portfolio did not contain any tax-exempt securities. Our mortgage-backed securities portfolio currently consists of securities issued under government-sponsored agency programs.

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

             In the past, we also have maintained a trading portfolio of U.S. Government securities. We are permitted by the board of directors to have a portfolio of up to $5.0 million, and to trade up to $2.0 million in these securities at any one time. At December 31, 2005, however, we did

NEXT PAGE

not have a trading portfolio. See Note 4 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

             Mutual Federal has investments in five separate Indiana limited partnerships that were organized to construct, own and operate two multi-unit apartment complexes in the Indianapolis area, one in Findley, Ohio, one in Goshen, Indiana, and one in Niles, Michigan (the Pedcor Projects). The general partner in each of these Pedcor Projects is Pedcor Investments. The two Indianapolis area Pedcor Projects and the Pedcor project located in Niles, Michigan, are operated as multi-family, low and moderate-income housing projects, and have been performing as planned for several years. The Findley, Ohio Pedcor Project, which also is operated as a multi-family, low and moderate-income housing project, was completed in 2001. At the inception of the Findley, Ohio Pedcor Project in February 1998, we invested $2.1 million and committed to invest an additional $1.9 million. As of December 31, 2005, $1.4 million of this commitment remained payable over the next five years. At the inception of the Niles, Michigan Project in August 1997, we committed to invest $3.6 million over ten years. As of December 31, 2005, $576,000 remained payable over the next three years. At the inception of the Goshen, Indiana Pedcor Project, in March 2004, we made the only required investment of $500,000.

             A low and moderate-income housing project qualifies for certain federal income tax credits if (1) it is a residential rental property, (2) the units are used on a non-transient basis, and (3) at least 20% of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% or less of the area median gross income. Qualified low-income housing projects generally must comply with these and other rules for 15 years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitation as the use of general business credit, but no basis reduction is required for any portion of the tax credit claimed. As of December 31, 2005, at least 83% of the units in the Pedcor Projects were occupied, and all of the tenants met the income test required for the tax credits.

             We received tax credits totaling $811,000 for the year ended December 31, 2005, $800,000 for the year ended December 31, 2004, and $753,000 for the year ended December 31, 2003 from the Pedcor Projects. The Pedcor Projects have incurred operating losses in the early years of their operations primarily due to accelerated depreciation of assets. We have accounted for our investment in the Pedcor Projects on the equity method. Accordingly, we have recorded our share of these losses as reductions to Mutual Federal's investment in the Pedcor Projects.

NEXT PAGE

             The following summarizes Mutual Federal's equity in the Pedcor Projects' losses and tax credits recognized in our consolidated financial statements.

	For the Year Ended December 31,
	2005	2004	2003
	(In Thousands)

Investments in Pedcor low income housing projects	$4,606	$5,025	$5,088

Equity in losses, net of income tax effect	$ (104)	$ 147	$ (318)
Tax credit	811	800	753
Increase in after-tax income from Pedcor Investments	$ 707	$ 947	$ 435

             See Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information regarding our limited partnership investments.

NEXT PAGE

             The following table sets forth the composition of our investment and mortgage-related securities portfolio and other investments at the dates indicated. As of December 31, 2005, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Investment securities available-for-sale:
Mutual funds	$ 15,218	$ 14,847	$ 14,999	$ 14,804	$ 7,645	$ 7,559
Government sponsored entities	2,137	2,106	2,180	2,155	3,258	3,300
Mortgage-backed securities	1,802	1,830	2,661	2,725	3,900	4,044
Collateralized mortgage obligations	8,195	8,051	8,614	8,599	8,374	8,457
Corporate obligations	13,059	12,954	11,103	11,126	9,756	9,962
Municipal obligations	---	---	---	---	150	150
Total investment securities held for sale	40,411	39,788	39,557	39,409	33,083	33,472
Investment in limited partnerships	4,606	N/A	5,025	N/A	5,088	N/A
Investment in insurance company	590	N/A	590	N/A	590	N/A
Federal Home Loan Bank stock	10,125	N/A	7,958	N/A	7,264	N/A

Total investments	$55,732	$39,788	$53,130	$39,409	$46,025	$33,472

NEXT PAGE

             The following table indicates, as of December 31, 2005, the composition and maturities of our investment securities, excluding Federal Home Loan Bank stock.
	Due in
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in Thousands)

Corporate obligations	$ ---	$8,050	$ ---	$ 5,009	$13,059	$12,954
Government sponsored entities	1,000	1,002	---	135	2,137	2,106
Mutual funds	15,218	---	---	---	15,218	14,847
Mortgage-backed securities:
Freddie Mac	---	517	105	1,678	2,300	2,268
Fannie Mae	6	---	1,643	1,041	2,690	2,687
Ginnie Mae	---	---	---	411	411	408
Other	---	394	2,392	1,810	4,596	4,518
	$16,224	$9,963	$4,140	$10,084	$40,411	$39,788

Weighted average yield	2.65%	4.51%	4.91%	4.63%	4.55%

Sources of Funds

             General. Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

             Deposits. We offer deposit accounts to consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market areas. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. Beginning in 2005, we began accepting brokered deposits. We receive these deposits from one broker without paying a fee to that broker. At December 31, 2005, our brokered deposits totaled $7.9 million with an average interest rate of 4.10% and a three-month weighted average maturity. These brokered deposits may be more volatile than our other deposits.

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

NEXT PAGE

             The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2005, we were in compliance with these reserve requirements.

             The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	December 31,
	2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transactions and Savings Deposits:
Noninterest bearing accounts	$ 43,466	6.35%	$ 39,999	6.66%	$ 32,137	5.55%
Passbook accounts	60,867	8.89	61,629	10.26	57,785	9.97
Interest-bearing NOW and
demand accounts	68,710	10.04	58,440	9.74	59,810	10.32
Money market accounts	43,762	6.39	54,704	9.11	48,750	8.41

Total deposits	216,805	31.67	214,772	35.77	198,482	34.26

Certificates:
0.00 - 1.99%	41,718	6.09	93,977	15.65	128,970	22.26
2.00 - 3.99%	224,985	32.87	192,436	32.05	145,134	25.05
4.00 - 5.99%	199,625	29.16	53,594	8.93	58,016	10.01
6.00 - 7.99%	1,421	0.21	45,628	7.60	48,760	8.42
8.00 - 9.99%	---	---	---	---	---	---
10.00% and over	---	---	---	---	---	---

Total certificates	467,749	68.33	385,635	64.23	380,880	65.74
Total deposits	$684,554	100.00%	$600,407	100.00%	$579,362	100.00%

NEXT PAGE

             The following table shows rate and maturity information for our certificates of deposit as of December 31, 2005.

	1.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:
March 31, 2006	$ 14,509	$ 61,321	$ 42,300	$ 871	$119,001	25.44%
June 30, 2006	10,916	47,528	27,257	---	85,701	18.32
September 30, 2006	5,638	33,453	10,103	---	49,194	10.52
December 31, 2006	5,702	17,947	5,518	510	29,677	6.34
March 31, 2007	1,438	30,821	19,467	---	51,726	11.06
June 30, 2007	1,494	6,264	16,596	---	24,354	5.21
September 30, 2007	1,135	1,490	9,216	---	11,841	2.53
December 31, 2007	807	7,687	3,701	---	12,195	2.61
March 31, 2008	73	4,258	13,330	---	17,661	3.78
June 30, 2008	---	2,336	1,648	---	3,984	0.85
September 30, 2008	1	2,046	3,533	30	5,610	1.20
December 31, 2008	5	1,888	6,048	---	7,941	1.70
Thereafter	---	7,946	40,908	10	48,864	10.45

Total	$41,718	$224,985	$199,625	$1,421	$467,749	100.00%

Percent of total	8.92%	48.10%	42.68%	0.30%	100.00%

             The following table indicates, as of December 31, 2005, the amount of our certificates of deposit and other deposits by time remaining until maturity.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(In Thousands)

Certificates of deposit less than $100,000	$ 57,603	$55,714	$57,620	$132,154	$303,091

Certificates of deposit of $100,000 or more	27,988	22,299	18,050	52,002	120,339

Public funds (1)	33,408	7,689	3,202	20	44,319

Total certificates of deposit	$118,999	$85,702	$78,872	$184,176	$467,749

_______________
(1) Deposits from governmental and other public entities.

NEXT PAGE

             Borrowings. Although deposits are our primary source of funds, we utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of Indianapolis and securities sold under agreement to repurchase. See Note 9 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

             We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2005, we had $186.0 million in Federal Home Loan Bank advances outstanding. Based on current collateral levels we could borrow an additional $100.5 million from the Federal Home Loan Bank at prevailing interest rates. We believe that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Commitments" contained in Item 7 of this Form 10-K.

             We also are authorized to borrow from the Federal Reserve Bank of Chicago's "discount window" after it has exhausted other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings. We have never borrowed from our Federal Reserve Bank.

             The following table sets forth, for the years indicated, the maximum month-end balance and average balance of Federal Home Loan Bank advances, securities sold under agreement to repurchase and other borrowings.

	Year Ended December 31,
	2005	2004	2003
	(In Thousands)
Maximum Balance:
FHLB advances	$186,008	$142,772	$134,592
Other borrowings	2,146	2,511	2,884

Average Balance:
FHLB advances	$151,184	$132,558	$120,687
Other borrowings	1,995	2,358	2,728

NEXT PAGE

             The following table sets forth certain information as to our borrowings at the dates indicated.

	December 31,
	2005	2004	2003
	(Dollars in Thousands)

FHLB advances	$186,008	$139,427	$134,592
Other borrowings	1,784	2,145	2,511

Total borrowings	$187,792	$141,572	$137,103

Weighted average interest rate of FHLB advances	3.86%	3.81%	4.42%

Weighted average interest rate of other borrowings(1)	---	---	---

_______________________
(1) Our other borrowings are capitalized loans with no current interest expense.

Subsidiary and Other Activities

             As a federally chartered savings bank, Mutual Federal is permitted by Office of Thrift Supervision regulations to invest up to 2% of its assets, or $19.4 million at December 31, 2005, in the stock of, or unsecured loans to, service corporation subsidiaries. Mutual Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. Service corporations may engage in activities not permitted for Mutual Federal and are not required to be controlled by Mutual Federal. Mutual Federal also is authorized to invest an unlimited amount in operating subsidiaries that only may engage in activities authorized for Mutual Federal and must be controlled by Mutual Federal.

             At December 31, 2005, Mutual Federal had one active subsidiary, First M.F.S.B. Corporation, which is a service corporation. The assets of First M.F.S.B. consists of an investment in Family Financial Holdings, Inc., which is an Indiana corporation that provides debt cancellation products to financial institutions. As of December 31, 2005, Mutual Federal's total investment in this subsidiary was $590,000. For the year ended December 31, 2005, First M.F.S.B. reported no income or loss.

             On January 25, 2003, MutualFirst purchased 26.9% of Indiana Title Insurance Co., LLC ("ITIC"), a full service title insurance company. As of December 31, 2005, MutualFirst's investment in ITIC was $999,000. For the year ended December 31, 2005, MutualFirst recorded net income of $17,000 from ITIC, which consisted of title insurance commissions and other fees less expenses. The investment in ITIC is being accounted for on the equity method.

NEXT PAGE

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

Employees

             At December 31, 2005, we had a total of 257 full-time and 50 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

               MutualFirst. Pursuant to regulations of the Office of Thrift Supervision and the terms of MutualFirst's Maryland articles of incorporation, the purpose and powers of MutualFirst are to pursue any or all of the lawful objectives of a thrift holding company and to exercise any of the powers accorded to a thrift holding company.

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

NEXT PAGE

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

             Mutual Federal. Mutual Federal, as a federally chartered savings institution, is subject to federal regulation, periodic examination and oversight by the Office of Thrift Supervision extending to all aspects of Mutual Federal's operations. Mutual Federal also is subject to regulation and examination by the FDIC, which insures the deposits of Mutual Federal to the maximum extent permitted by law. The investment and lending authority of federal savings institutions are prescribed by federal laws and regulations, and federal savings institutions are prohibited from engaging in any activities not permitted by such laws and regulations. This regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders.

             The Office of Thrift Supervision regularly examines Mutual Federal and prepares reports for the consideration of Mutual Federal's board of directors on any deficiencies that it may find in Mutual Federal's operations. When these examinations are conducted, the examiners may require Mutual Federal to provide for higher general or specific loan loss reserves. Mutual Federal's relationship with its depositors and borrowers also is regulated to a great extent by both Federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of Mutual Federal's mortgage requirements. Any change in these laws and regulations, could have a material adverse impact on our operations. The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies, including Mutual Federal and MutualFirst.

Mutual Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2005, Mutual Federal's lending limit under this restriction was $11.9 million. Mutual Federal is in compliance with the loans-to-one-borrower limitation.

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

             Regulatory Capital Requirements. Federally insured savings institutions, such as Mutual Federal, are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards, including a tangible capital requirement, a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable

NEXT PAGE

capital requirements for national banks. The Office of Thrift Supervision also may impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

             The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2005, Mutual Federal had $14.0 million of intangible assets.

             At December 31, 2005, Mutual Federal had tangible capital of $65.1 million, or 6.8% of adjusted total assets, which is approximately $50.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

             The capital standards also require core capital equal to at least 3.0% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings institution must maintain a core capital ratio of at least 4.0% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3.0% ratio. At December 31, 2005, Mutual Federal had $14.0 million of intangible assets, none of which qualified for inclusion in core capital.

             At December 31, 2005, Mutual Federal had core capital equal to $65.1 million, or 6.8% of adjusted total assets, which is $36.9 million above the minimum requirement of 4.0% in effect on that date.

             The Office of Thrift Supervision also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The Office of Thrift Supervision is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2005, Mutual Federal had $7.7 million of general loan loss reserves, which was less than 1.25% of risk-weighted assets.

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

NEXT PAGE

             As of December 31, 2005, Mutual Federal had total risk-based capital of $72.8 million and risk-weighted assets of $704.0 million; or total capital of 10.3% of risk-weighted assets. This amount was $16.5 million above the 8.0% requirement in effect on that date.

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

             Limitations on Dividends and Other Capital Distributions. Office of Thrift Supervision regulations impose various restrictions on distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

             Generally, savings institutions, such as Mutual Federal, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal

NEXT PAGE

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

             Qualified Thrift Lender Test. All savings institutions, including Mutual Federal, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in the assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2005, Mutual Federal met the test and has met the test since its effectiveness.

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

NEXT PAGE

MutualFirst and Mutual Federal will file a consolidated federal income tax return for fiscal year 2005.

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

NEXT PAGE

website, please contact our Corporate Secretary, MutualFirst Financial, Inc., 110 E. Charles Street, Muncie, Indiana, 47305-2419; telephone number (765) 747-2800.

Executive Officers Who Are Not Directors

             The business experience for at least the past five years for each of our executive officers who do not serve as directors is set forth below.

             John H. Bowles. Age 60 years. Mr. Bowles is Senior Vice President of Investment and Private Banking, a position he has held since November 2004. Prior to 2004, he was president of Star Financial Bank/NewCastle Region from 1987 to 2004.

             Steven R. Campbell. Age 62 years. Mr. Campbell is Senior Vice President of Mutual Federal's Corporate Products and Services Division, a position he has held since 1991. He has been employed by Mutual Federal since 1984.

             Timothy J. McArdle. Age 55 years. Mr. McArdle, a certified public accountant, has served as Senior Vice President and Chief Financial Officer of Mutual Federal since 1995, and Treasurer of Mutual Federal since 1986. He also serves as Senior Vice President, Treasurer and Controller of MutualFirst Financial. He has been employed by Mutual Federal since 1981.

             Stephen C. Selby. Age 60 years. Since 1995, Mr. Selby has served as Senior Vice President of the Operations Division at Mutual Federal. Prior to 1995, he served as Vice President of the Operations Division for nine years. Mr. Selby has served in various other capacities at Mutual Federal since 1964.

             James. L. Widner. Age 56 years. Mr. Widner is Vice President of Administration, a position he has held since September 2005. He was Vice President and Chief Operations Officer of Fidelity Federal Savings Bank, Marion, Indiana, until it was acquired by Mutual Federal in September 2005.

Item 1A. Risk Factors

             The following are certain risk factors that could impact our business, financial results and results of operations. Investing in our common stock involves risks, including those described below. These risk factors should be considered by prospective and current investors in our common stock when evaluating the disclosures in this Annual Report on Form 10-K (particularly the forward-looking statements.) These risk factors could cause actual results and conditions to differ materially from those projected in forward-looking statements. If the risks we face, including those listed below, actually occur, our business, financial condition or results of operations could be negatively impacted, and the trading price of our common stock could decline, which may cause you to lose all or part of your investment.

NEXT PAGE

Our loan portfolio possesses increased risk due to our substantial number of multi-family, commercial real estate, consumer and commercial business loans.

             Approximately 43.3% of our loan portfolio as of December 31, 2005, consists of multi-family, commercial real estate, consumer and commercial business loans. Multi-family and commercial real estate loans accounted for approximately 9.9% of our total loan portfolio as of December 31, 2005. Our commercial business and consumer loans accounted, respectively, for approximately 7.7% and 25.7% of our total loan portfolio as of December 31, 2005. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. In addition, we plan to increase our emphasis on consumer, commercial real estate and commercial business lending. Because of our planned increased emphasis on and increased investment in consumer, commercial real estate and commercial business lending, it may become necessary to increase the level of our provision for loan losses, which could decrease our net profits. For further information concerning the risks associated with multi-family, commercial real estate, consumer loans and commercial business loans, see "Lending Activities" and "Asset Quality" in Item I.

We plan to increase residential and commercial construction and development lending activities, which will increase the risk in our loan portfolio.

             Our construction and development loan portfolio represented 2.7% of our total loan portfolio at December 31, 2005. Generally, we consider construction loans to involve a higher degree of risk than one- to four-family residential loans, because funds are advanced on the security of projects under construction and of uncertain value until completed. We intend to increase our residential and commercial construction lending, to the extent opportunities are available in our market area and meet our underwriting criteria. This increased emphasis on construction lending, particularly on commercial projects, may require us to increase the level of our provision for loan losses, which could decrease net profits. For further information concerning the risks associated with construction and development lending, see "Lending Activities - Construction and Development Lending" and "- Asset Quality" in Item 1.

Rising interest rates may hurt our profits.

             To be profitable, we have to earn more money in interest we receive on loans and investments that we make than we pay to our depositors and lenders in interest. If interest rates rise, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans, other mortgage-related investments and investment securities. This is most likely to occur if short-term interest rates increase at a faster rate than long-term interest rates, which would cause income to go down. In addition, rising interest rates may hurt our income, because they may reduce the demand for loans and the value of our securities. For a further discussion of how changes in interest rates could impact us, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and "Asset and Liability Management and Market Risk" in Item 7A.

NEXT PAGE

If economic conditions deteriorate, our results of operations and financial condition could be adversely impacted as borrowers' ability to repay loans declines and the value of the collateral securing our loans decreases.

             Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates that cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. In addition, we have a significant amount of real estate loans. Accordingly, decreases in real estate values could adversely affect the value of collateral securing our loans. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans. In this regard, a substantial majority of our loans are to individuals and businesses in north and central eastern Indiana. These factors could expose us to an increased risk of loan defaults and losses and have an adverse impact on our earnings.

Strong competition within our market area may limit our growth and profitability.

             Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we do and may offer certain services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our market.

The amount of common stock we control, our articles of incorporation and bylaws, and state and federal statutory provisions could discourage hostile acquisitions of control.

             Our board of directors and executive officers beneficially own 17.6% of our common stock, and have additional stock options for 342,802 shares, which are exercisable within 60 days of March 3, 2006. In addition, our employee stock ownership plan controlled 9.6% of our common stock at that date. This inside ownership together with provisions in our articles of incorporation and bylaws may have the effect of discouraging attempts to acquire MutualFirst, pursue a proxy contest for control of MutualFirst, assume control of MutualFirst by a holder of a large block of common stock and remove Mutual First's management, all of which certain stockholders might think are in their best interests. These provisions include, among other things: (a) staggered terms of the members of the board of directors; (b) an 80% shareholder vote requirement for approval of any merger or consolidation of MutualFirst into any entity that directly or indirectly owns 5% or more of MutualFirst voting stock if the transaction is not approved in advance by at least a majority of the disinterested members of MutualFirst's board of directors; (c) supermajority shareholder vote requirements for the approval of certain amendments to MutualFirst's articles of incorporation and bylaws; (d) a prohibition on any holder of common stock voting more than 10% of the outstanding common stock; (e) elimination of cumulative

NEXT PAGE

voting by stockholders in the election of directors; (f) restrictions on the acquisition of our equity securities; and (g) the authorization of 5 million shares of preferred stock that may be issued with stockholder approval on terms or in circumstances that could deter a future takeover attempt. As a Maryland corporation, we are subject to the Maryland business corporation law, which contains certain restrictions on an acquisition of control of MutualFirst. Furthermore, federal law requires regulatory approval of any acquisition of control of MutualFirst and imposes limits on the types of companies that can control us.

We operate in a highly regulated environment, and we may be adversely affected by changes in laws and regulations.

             Mutual Federal is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, its chartering authority, and by the FDIC. MutualFirst also is subject to regulation and supervision by the Office of Thrift Supervision. This regulation and supervision governs the activities in which we may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in this regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Item 1B. Unresolved Staff Comments.

None

Item 2. Description of Property

             At December 31, 2005, we had 20 full service offices. We own the office building in which our home office and executive offices are located. At December 31, 2005, we owned all but two of our other branch offices. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $13.0 million at December 31, 2005. We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.

             We utilize a third party service provider to maintain our database of depositor and borrower customer information. At December 31, 2005, the net book value of the data processing and computer equipment utilized by us was $1.2 million.

Item 3. Legal Proceedings

             From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation.

NEXT PAGE

Item 4. Submission of Matters to a Vote of Security Holders

             No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2005.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

             The common stock for MutualFirst Financial, Inc. is traded under the symbol "MFSF" on the Nasdaq National Market. The table below shows the high and low closing prices for our common stock for the periods indicated. This information was provided by the Nasdaq. At March 2, 2006, there were 4,545,000 shares of common stock issued and outstanding and approximately 1,300 shareholders of record.

	Stock Price		Dividends per Share
Quarter Ending:	High	Low

First Quarter (ended 03/31/05)	$24.91	$22.75	$.13
Second Quarter (ended 06/30/05)	$23.25	$21.50	$.13
Third Quarter (ended 09/30/05)	$23.20	$21.65	$.13
Fourth Quarter (ended 12/31/05)	$22.30	$21.10	$.14

	Stock Price		Dividends per Share
Quarter Ending:	High	Low

First Quarter (ended 03/31/04)	$25.93	$24.01	$.11
Second Quarter (ended 06/30/04)	$24.40	$21.49	$.12
Third Quarter (ended 09/30/04)	$24.41	$21.52	$.12
Fourth Quarter (ended 12/31/04)	$24.85	$23.50	$.12

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

             On December 22, 2004, the Company's Board of Directors authorized management to repurchase an additional 10% of the Company's outstanding stock, or approximately 471,000 shares over a twelve-month period. Information on the shares purchased during the fourth quarter of 2005 is as follows:

NEXT PAGE

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

October 1, 2005 - October 31, 2005	---	$ ---	---	334,569 (1)
November 1, 2005 - November 30, 2005	20,000	21.70	20,000	334,569
December 1, 2005 - December 31, 2005	10,000	21.91	10,000	314,569
	30,000	$21.77	30,000	304,569

_________________
(1)     Amount represents the number of shares available to be repurchased under the plan as of September 30, 2005.

NEXT PAGE

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

             The following information is only a summary and you should read it in conjunction with our consolidated financial statements and accompanying notes contained in this Annual Report.

	At or For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(In Thousands)
Selected Financial Condition Data

Total Assets	$971,829	$839,387	$823,791	$775,798	$769,328
Cash and cash equivalents	22,365	19,743	23,068	23,620	30,558
Loans, net	822,547	713,022	703,981	641,113	636,362
Investment Securities:
Available-for -sale, at fair value	39,788	39,409	33,472	42,362	31,580
Total deposits	684,554	600,407	579,362	550,364	538,878
Total borrowings	187,791	141,572	137,103	118,287	110,743
Total stockholders' equity	88,794	87,860	97,520	96,717	109,744

Selected Operations Data

Total interest income	$48,478	$44,400	$46,442	$50,440	$54,940
Total interest expense	21,170	17,476	19,099	23,119	29,081
Net interest income	27,308	26,924	27,343	27,321	25,859
Provision for loan losses	1,775	1,557	1,450	1,713	1,282
Net interest income after provision for loan losses	25,533	25,367	25,893	25,608	24,577
Service fee income	4,026	3,193	2,927	2,785	2,626
Gain on sale of loans and investment securities	228	727	1,364	1,365	1,350
Other non-interest income	2,478	2,304	1,684	1,798	2,126
Total non-interest income	6,732	6,224	5,975	5,948	6,102
Salaries and employee benefits	13,792	16,167	13,097	12,454	12,288
Other expenses	9,620	8,149	7,369	7,246	7,232
Total non-interest expense	23,412	24,316	20,466	19,700	19,520
Income before taxes	8,853	7,275	11,402	11,856	11,159
Income tax expense	2,401	1,753	3,340	3,376	3,079
Net income	$ 6,452	$ 5,522	$ 8,062	$ 8,480	$ 8,080

NEXT PAGE

	At or For the Year Ended December 31,
	2005	2004	2003	2002	2001
Selected Financial Ratios and Other Financial Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.73%	0.67%	1.01%	1.09%	1.05%
Return on average tangible equity (ratio of net income to average equity)	7.79	5.90	8.43	8.36	6.80
Interest rate spread information:
Average during the period	3.13	3.46	3.56	3.59	3.22
Net interest margin(1)	3.37	3.57	3.73	3.84	3.67
Ratio of operating expense to average total assets	2.89	2.94	2.56	2.53	2.54
Ratio of average interest-earning assets to average interest-bearing liabilities	109.30	106.06	106.53	107.71	110.85
Efficiency ratio(2)	68.78	73.26	61.43	59.21	61.08

Asset Quality Ratios: (3)
Non-performing assets to total assets	1.03	0.65	0.57	0.89	1.05
Non-performing loans to total loans	0.90	0.57	0.46	0.79	1.03
Allowance for loan losses to non-performing loans	108.04	167.32	208.26	123.35	82.40
Allowance for loan losses to loans receivable, net	0.98	0.95	0.95	0.97	0.86

Capital Ratios:
Equity to total assets(3)	9.14	10.47	11.87	12.47	14.25
Average equity to average assets assets	9.90	11.50	11.97	13.04	15.44

Share and Per Share Data:
Average common shares outstanding:
Basic	4,328,965	4,625,437	4,904,007	5,483,929	6,949,879
Diluted	4,439,686	4,772,036	5,084,514	5,597,307	6,964,305
Per share:
Basic earnings	$1.49	$1.19	$1.64	$1.55	$1.16
Diluted earnings	$1.45	$1.16	$1.59	$1.51	$1.16
Dividends	$0.49	$0.47	$0.42	$0.37	$0.32
Dividend payout ratio (4)	36.55%	40.52%	26.42%	24.50%	27.59%

Other Data:
Number of full-service offices	20	18	17	17	17

__________________
(1)  Net interest income divided by average interest earning assets.
(2)  Total non-interest expense divided by net interest income plus total non-interest income.
(3)  At the end of the period.
(4)  Dividends per share divided by diluted earnings per share.

NEXT PAGE

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

             MutualFirst Financial, Inc., a Maryland corporation, is a savings and loan holding company and its wholly-owned subsidiary is Mutual Federal Savings Bank, Muncie, Indiana. MFS Financial, Inc. was formed in September 1999 to become the holding company of Mutual Federal in connection with Mutual Federal's conversion from the mutual to stock form of organization on December 29, 1999. In April 2000, MFS Financial, Inc. formally changed its corporate name to MutualFirst Financial, Inc. ("MutualFirst"). The words "we," "our" and "us" refer to MutualFirst and Mutual Federal on a consolidated basis, except that references to us prior to December 29, 1999 refer only to Mutual Federal.

             On September 16, 2005, Mutual Federal purchased certain assets totaling $118.1 million and assumed certain liabilities totaling $97.8 million representing the operations of Fidelity Federal Savings Bank ("Fidelity") located in Marion, Indiana for $20 million in cash. The assets purchased included residential real estate mortgage loans of $59.3 million, consumer loans of $8.4 million, commercial and construction loans of $14.5 million. The liabilities assumed included total deposits of $75.9 million (including $23.5 million core savings and transaction accounts) and Federal Home Loan Bank advances of $20.5 million.

             Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one-to-four-family residences, a variety of consumer loans, loans secured by commercial and multi-family real estate and commercial business loans. We are headquartered in Muncie, Indiana with 20 retail offices primarily serving Delaware, Randolph, Kosciusko, and Grant counties in Indiana. We also originate mortgage loans in contiguous counties, and we originate indirect consumer loans throughout Indiana.

             The following discussion is intended to assist your understanding of our financial condition and results of operations. The information contained in this section should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements.

             Our results of operations depend primarily on the level of our net interest income, which is the difference between interest income on interest-earning assets, such as loans, mortgage-backed securities and investment securities, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. The structure of our interest-earning assets versus the structure of interest-bearing liabilities along with the shape of the yield curve has a direct impact

NEXT PAGE

on our net interest income. Historically, our interest-earning assets have been longer term in nature (i.e., fixed-rate mortgage loans) and interest-bearing liabilities have been shorter term (i.e., certificates of deposit, regular savings accounts, etc.). This structure would impact net interest income favorably in a decreasing rate environment, assuming a normally shaped yield curve, as the rates on interest bearing liabilities would decrease more rapidly than rates on the interest earning assets. Conversely, in an increasing rate environment, assuming a normally shaped yield curve, net interest income would be impacted unfavorably as rates on interest earning assets would increase at a slower rate than rates on interest bearing liabilities.

             Since 2000 it has been MutualFirst's strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans.

             During 2005, in keeping with its strategic objective to reduce interest rate risk exposure, MutualFirst also sold $13.5 million of long term fixed rate loans that had been held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $228,000 during the year.

             Recent increases in short-term interest rates, as a result of increases in the Federal Funds rate by the Board of Governors of the Federal Reserve System, without a corresponding increase in long-term interest rates have resulted in an increase in interest expense and a reduction in net interest income in 2005. The effect of the flattening yield curve is to increase our cost of funds at a faster rate than our yield on loans and investments, due to the longer-term nature of our interest earning assets. In 2005, as we increase our investment in business-related loans, which are considered to entail greater risks than one- to four-family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses has increased to reflect this increased risk.

             Our results of operations also are affected by the level of our non-interest income and expenses and income tax expense. Results of operations also depend upon the level of MutualFirst's non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses. In addition to the Fidelity acquisition, we are expanding through the addition of a new branch office located in Syracuse, Indiana in Kosciusko County, which opened in June 2005. We have purchased land in Elkhart County, in northern Indiana, for the purpose of building a new branch office in that vibrant market in 2006. We also have developed a new Investment Management and Private Banking Division in order to better service clients with more specialized financial needs. The intent of all these initiatives is to increase income over the long term. However, on a short term basis, expenses relating to the new branches and new division will have the affect of increasing non-interest expense with no immediate offsetting income. The purchase of Fidelity (referred to above) was accretive to income in the fourth quarter due to substantial cost savings.

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

             Financial highlights of our strategy include:

  Continuing as a Diversified Lender. We have been successful in diversifying our loan portfolio to reduce our reliance on any one type of loan. From 1995 through 2000 approximately 36% of our loan portfolio consisted of loans other than one-to four- family real estate loans. Since that time to the end of 2005, that percentage has increased to 46%.

  Continuing as a Leading One- to Four- Family Lender. We are one of the largest originators of one- to four-family residential loans in our four-county market area. During 2005, we originated $107.8 million of one- to four- family residential loans.

  Continuing To Focus On Asset Quality. Non-performing assets to total assets was 1.03% at December 31, 2005, up from .65% at December 31, 2004. We believe this increase is temporary and the trend is mitigated because a significant portion of the increase is due to a $1.9 million loan on which management expects to incur no loss due to collateral value. We are confident that our underwriting standards will continue to provide for a quality loan portfolio.

  Continuing Our Strong Capital Position. As a result of our consistent profitability, we have historically maintained a strong capital position. At December 31, 2005, our ratio of stockholders' equity to total assets was 9.1%.

NEXT PAGE

Financial Condition at December 31, 2005 Compared to December 31, 2004

             General. Our assets increased $132.4 million during 2005, ending the year at $971.8 million compared to $839.4 million at December 31, 2004, primarily due to the acquisition of the assets from Fidelity. Liabilities increased $131.5 million or 17.5% primarily due to the assumption of deposits and borrowings of Fidelity. Stockholders' equity increased to $88.8 million at December 31, 2005, when compared to December 31, 2004, as net income, employee benefits earned and stock options exercised of $8.0 million were partially offset by stock repurchases and dividends of $7.1 million.

             Loans. Our net loan portfolio increased $109.5 million from $713.0 million at December 31, 2004, to $822.5 million at December 31, 2005 primarily because of the Fidelity acquisition. Consumer loans increased $19.5 million or 10.0% from $195.5 million at December 31, 2004 to $215.0 million at December 31, 2005. Most of the consumer loan growth came from home equity and home improvements loans, which increased $11.1 million or 21.1% from $52.8 million to $63.9 million and recreational vehicle loans, which increased $5.6 million or 9.5% from $58.6 million to $64.2 million. Commercial business loans increased $10.7 million or 20.0% from $53.6 million to $64.4 million at December 31, 2005. It has been our strategy to increase non-real estate mortgage loans as a percentage of our loan portfolio in order to mitigate interest rate risk and enhance the portfolio yield. Accordingly, we sold $13.5 million of our fixed rate one- to four- family mortgage loans in 2005. Real estate mortgage loans increased $79.4 million or 16.7% from $476.2 million to $555.6 million at December 31, 2005. Mortgage loans held for sale decreased $891,000.

             Allowance For Loan Loss. The allowance for loan losses increased $1.2 million to $8.1 million at December 31, 2005. This increase included additional reserves of $1.6 million acquired with the Fidelity purchase and assumption. Net charge offs for the year were $2.2 million or .29% of average loans compared to $1.5 million or .21% of average loans in 2004. The increase in the allowance for loan losses is due to continued poor economic conditions in some of our markets and increases in loan balances. In addition, the Bank charged off a $240,000 commercial business loan to a distribution center that failed and the collateral (accounts receivable) have proven to be uncollectible. The Bank also charged off $720,000 of a debt extended to a construction company that failed. The Bank is pursuing collection of this debt through litigation. The amount and potential likelihood of recovery is unknown at this time. As of December 31, 2005 allowance for loan losses as a percentage of loans receivable and non-performing loans was .98% and 108.0%, respectively.

             Securities. Investment securities totaled $39.8 million at December 31, 2005 compared to $39.4 million at December 31, 2004, a 1.0% increase. This small increase was primarily due to our loan growth outpacing our deposit growth during the year. Our overall liquidity decreased during the year due to the flatness of the yield curve and the resultant lack of profitable investment opportunities compared to funding costs.

             Liabilities. Our total liabilities increased $131.5 million or 17.5% to $883.0 million at December 31, 2005 from $751.5 million at December 31, 2004. This increase was due primarily

NEXT PAGE

to the assumption of substantially all of Fidelity's liabilities. Deposits increased $84.1 million, and borrowed funds increased $46.2 million.

             Stockholders' Equity. Stockholders' equity increased $933,000 from $87.9 million at December 31, 2004 to $88.8 million at December 31, 2005. This increase in stockholders' equity is the result of $6.5 million in net income, earned Employee Stock Ownership Plan shares of $724,000, earned tax-affected restricted stock shares of $412,000 and exercised stock options of $759,000, which were partially offset by the repurchase of 209,000 shares of our common stock for $4.8 million and dividend payments of $2.3 million. Also, the market value of securities available for sale compared to their book value decreased $286,000 from a loss of $89,000 at December 31, 2004 to a loss of $374,000 at December 31, 2005.

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

NEXT PAGE

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	Year ended December 31,
	2005			2004			2003
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Interest -bearing deposits	$ 1,774	$ 34	1.92%	$ 4,413	$ 29	0.66%	$ 7,478	$ 71	0.95%
Mortgage-backed securities available-for-sale (1)	10,890	512	4.70	11,652	451	3.87	13,969	423	3.03
Investment securities available-for-sale (1)	29,591	1,113	3.76	23,365	749	3.21	19,167	707	3.69
Loans (2)	759,307	46,425	6.11	707,832	42,840	6.05	684,462	44,881	6.56
Stock in FHLB of Indianapolis	8,749	394	4.50	7,547	335	4.44	7,112	360	5.06
Total interest-earning assets	810,311	48,478	5.98	754,809	44,404	5.88	732,188	46,442	6.34
Non-Interest Earning Assets (net of allowance
for loan losses and unrealized gain/loss)	74,577			66,819			66,819
Total assets	$884,888			$821,628			$799,007

Interest-Bearing Liabilities:
Demand and NOW accounts	$ 62,545	150	0.24	$ 56,880	134	0.24	$ 55,167	189	0.34
Savings deposits	61,301	260	0.42	61,421	156	0.25	58,804	282	0.48
Money market accounts	49,439	809	1.64	53,490	590	1.10	47,746	488	1.02
Certificate accounts	422,107	14,066	3.33	373,981	11,438	3.06	374,085	12,712	3.40
Total deposits	595,392	15,285	2.57	545,772	12,318	2.26	535,802	13,671	2.55
Borrowings	145,979	5,885	4.03	130,446	5,158	3.95	119,492	5,428	4.54
Total interest-bearing accounts	741,371	21,170	2.85	676,218	17,476	2.58	655,294	19,099	2.91
Non-Interest Bearing Accounts	41,744			36,231			32,000
Other Liabilities	14,206			14,677			15,702
Total Liabilities	797,321			727,126			702,996
Stockholders' Equity	87,567			94,502			95,600
Total liabilities and stockholders' equity	$884,888			$821,628			$798,596
Net Earning Assets	$ 68,940			$ 78,591			$ 76,894
Net Interest Income		$27,308			$26,928			$27,343
Net Interest Rate Spread (3)			3.13%			3.30%			3.43%
Net Yield on Average Interest-Earning Assets (4)			3.37%			3.57%			3.73%
Average Interest-Earning Assets to
Average Interest-Bearing Liabilities	109.30%			111.62%			111.73%
__________________
(1)	Average balances were calculated using amortized cost, which excludes FASB 115 valuation allowances.
(2)	Calculated net of deferred loan fees, loan discounts and loans in process.
(3)	Interest rate spread is calculated by subtracting weighted average interest rate cost from weighted average interest rate yield for the period indicated.
(4)	The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.

NEXT PAGE

Rate/Volume Analysis

             The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in volume multiplied by the old rate, and (2) changes in rate, which is a change in rate multiplied by the old volume. Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31,
	2005 vs. 2004			2004 vs. 2003
	Increase (decrease) Due to		Total Increase (decrease)	Increase (decrease) Due to		Total Increase (decrease)
	Rate	Volume		Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$ (25)	$ 30	$ 5	$ (24)	$ (18)	$ (42)
Investment securities:
Available-for-sale	190	235	425	65	1	66
Loans receivable	3,143	442	3,585	1,496	(3,537)	(2,041)
Stock in FHLB of Indianapolis	54	5	59	21	(46)	(25)

Total interest-earning assets	$3,362	$ 712	4,074	$1,558	$(3,600)	(2,042)

Interest-bearing liabilities:
Savings deposits	$ 0	$ 104	104	$ 12	$ (138)	(126)
Money market accounts	(48)	267	219	62	40	102
Demand and NOW accounts	14	2	16	12	(67)	(55)
Certificate accounts	1,550	1,078	2,628	(4)	(1,270)	(1,274)
Borrowings	625	102	727	471	(741)	(270)
Total interest-bearing liabilities	$2,141	$1,553	3,694	$ 553	$(2,176)	(1,623)
Change in net interest income			$ 380			$ (419)

Comparison of Results of Operations for Years Ended December 31, 2005 and 2004.

            General. Net income for the year ended December 31, 2005 increased $930,000 or 16.8% to $6.5 million compared to $5.5 million for the year ended December 31, 2004. Diluted earnings per share increased 25.0% from $1.16 in 2004 to $1.45 in 2005 primarily due to one time expenses in 2004 associated with a separation agreement. The Company's earnings for 2004 would have been $7.2 million ($1.51 for diluted earnings per share) without the one time expenses. The primary reasons for the decline, when comparing net income for 2005 to normalized 2004, was a decreasing interest margin due to a flat yield curve and increased operating expenses due to costs related to current and future growth of the Company.

NEXT PAGE

            Net Interest Income. Net interest income increased $384,000 for the year ended December 31, 2005, compared to the year ended December 31, 2004. The primary reason for the improvement was a $55.5 million, or 7.4% increase in average interest-earning assets, primarily due to the Fidelity purchase, partially offset by a 20 basis point decrease in the net interest margin reflecting the Bank's liability sensitive nature, as short-term interest rates rose.

            Interest Income. The increase in interest income during the year ended December 31, 2005, was due to an increase in the average yield on our earning assets from 5.88% in 2004 to 5.98% in 2005 as a result of increasing market interest rates. This increase was enhanced by a $55.5 million increase in average earning assets from $754.8 million during 2004 to $810.3 million during 2005. The majority of this increase was in average loans receivable due to the Fidelity acquisition, which increased $51.5 million from $707.8 million in 2004 to $759.3 million in 2005. The average yield on these loans increased 6 basis points from 6.05% in 2004 to 6.11 % in 2005.

            Interest Expense. The increase in interest expense was due to an increase in interest rates and an increase in average interest-bearing liabilities during the year. There was a 28 basis point increase in the cost of our average interest-bearing liabilities from 2.58% in 2004 to 2.86% in 2005 as a result of higher market interest rates and an increase of $65.2 million in average interest-bearing liabilities from $676.2 million in 2004 to $741.4 million in 2005 as a result of the assumption of deposits and borrowings of Fidelity. The majority of this increase was in average deposits, which increased $49.6 million from $545.8 million in 2004 to $595.4 million in 2005. The average cost on these deposits increased 31 basis points from 2.26% in 2004 to 2.57% in 2005.

            Provision for Loan Losses. The provision for loan losses for 2005 was $1.8 million, compared to $1.6 million for 2004 due to the increased loan balances, higher net charge-offs in 2005 compared to 2004 and higher non-performing loans at the end of the year compared to a year ago. Non-performing loans to total loans at December 31, 2005 were .90% compared to ..55% at December 31, 2004. Non-performing assets to total assets were 1.03% at December 31, 2005 compared to .64% at December 31, 2004. These increases were primarily due to a $1.9 million residential real estate loan secured by a first mortgage being over 90 days past due. Management is confident that the collateral is more than enough to cover the debt. Also, a $384,000 commercial real estate loan that was performing as of the end of the third quarter defaulted in October and the collateral was taken into REO in December. In addition, several troubled residential real estate loans totaling $646,000 were taken into REO in the fourth quarter. Only one of these loans, totaling $85,000 was related to the Fidelity purchase. Potential losses on these properties are yet to be determined.

            Other Income. For the year ended December 31, 2005, non-interest income increased $509,000 or 8.2% to $6.7 million compared to $6.2 million for 2004. The increase was due primarily to an $833,000 or 26.1% increase in service fee income due primarily to more checking accounts, the overdraft privilege program and a $128,000 or 15.0% increase in commission income due to increased annuity sales. These increases were partially offset by a $420,000 reduction in the gain on sale of loans due to reduced mortgage refinancing activity in 2005 and a

NEXT PAGE

$109,000 reduction in other income due primarily to reduced gain on the sale of real estate owned.

            Other Expense. Non-interest expense increased $1.9 million or 9.0% to $23.4 million for the year ended December 31, 2005, compared to $21.5 million (excluding the $2.8 million one time expense) for 2004. The increase was due primarily to increased salaries and employee benefits costs and increased occupancy and equipment expenses that were up due to costs related to the purchase of Fidelity in September 2005 and a new office opening in June 2005 in Syracuse, Indiana. Also, we relocated our corporate and investment management and private banking staffs to a recently purchased office building located next to our main office in Muncie. Data processing fees increased $192,000 due to the purchase of Fidelity, the addition of the new offices and the expiration of several contractual credits from our service provider received in 2004 and not in 2005. Professional fees increased due to increases in legal and accounting services primarily related to regulatory compliance requirements and increased consulting fees related to the overdraft protection program. A portion of these fees are one time in nature. Other expenses increased due to costs related to REO and other general and administrative expense increases related to the Fidelity purchase. The Board of Directors acted to accelerate the vesting of all outstanding options to December 31, 2005 in accordance with FAS123R. As a result, there will be no expense associated with these options in future years.

            Income Tax Expense. Income tax expense increased $648,000 for the year ended December 31, 2005 compared to 2004 due to more taxable income. The effective tax rate increased from 24.1% to 27.1% due to a decreased percentage of low income housing tax credits to taxable income when comparing 2005 to 2004.

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

NEXT PAGE

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

NEXT PAGE

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

Liquidity and Commitments

             Mutual Federal is required to maintain adequate levels of investments for liquidity purposes to ensure the institution's safe and sound operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to ensure that adequate liquidity is maintained. At December 31, 2005, our liquidity ratio, which is our liquid assets as a percentage of net withdrawable savings deposits and current borrowings, was 6.76%.

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

             Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. At December 31, 2005, the total approved loan origination commitments outstanding amounted to $18.9 million. At the same date, the unadvanced portion of construction loans was $6.3 million. At December 31, 2005, unused lines of credit totaled $46.1 million and outstanding letters of credit totaled $7.2 million. As of December 31, 2005, certificates of deposit scheduled to mature in one year or less totaled $283.6 million, and investment and mortgage-backed securities scheduled to mature in one year or less totaled $16.2 million. Based on historical experience, management believes that a

NEXT PAGE

significant portion of maturing deposits will remain with us. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments. The following table presents our contractual obligations (excluding deposit products).

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Contractual Obligations

FHLB Advances	$186,008	$107,983	$41,271	$29,726	$ 7,028
Notes Payable	1,784	357	780	647	---

Total	$187,792	$108,340	$42,051	$30,373	$7,028

Capital

             Consistent with our goals to operate a sound and profitable financial organization, Mutual Federal actively strives to remain a "well capitalized" institution in accordance with regulatory standards. Total stockholders' equity of MutualFirst Financial, Inc. was $88.8 million at December 31, 2005, or 9.1% of total assets on that date. As of December 31, 2005, Mutual Federal exceeded all capital requirements of the Office of Thrift Supervision, with regulatory capital ratios as follows: core capital, 6.8%; Tier I risk-based capital, 9.2%; and total risk-based capital, 10.3%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

Pending Accounting Pronouncements

             Shared-Based Payment. In December 2004, the FASB issued SFAS No. 123, Revised, Share-Based Payment (SFAS 123(R)), which requires all public companies to record compensation cost for stock options and other awards provided to employees in return for employee service. The cost of the options is measured at the fair value of the options when granted and is expensed over the employee service period, which is normally the vesting period of the options granted. The Company adopted SFAS 123(R) on January 1, 2006. Future compensation cost and the impact on the Company's results of operation as a result of any future option grants will depend on the level of any future option grants, the related vesting period, and the calculation of the fair value of the options granted as of the grant date. As such, the Company cannot currently estimate compensation expense relating to future awards. The adoption of SFAS No. 123(R) is not expected to have a significant impact on the Company's financial condition or results of operations.

             The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In January 2003, the Emerging Issues Task Force (EITF) began a project to provide additional guidance on when a market value decline on debt and marketable equity securities should be considered other-than-temporary. Currently, declines in market value that are considered to be other-than-temporary require that a loss be recognized through the income statement. In March 2004, the FASB ratified the consensus reached by the EITF in Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

NEXT PAGE

(EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. In September 2004, the FASB issued a staff position (FSP 03-1-1) which delayed the effective date for the measurement and recognition guidance of EITF 03-1 due to additional proposed guidance.

             In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a FASB Staff Position (FSP) titled FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The final FSP supersedes EITF 03-1 and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment Upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. FSP FAS 115-1 replaces guidance in EITF 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). FSP FAS 115-1 also clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made.

             FSP FAS 115-1 was effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has consistently followed the loss recognition guidance in SFAS No. 115, so the adoption of FSP FAS 115-1 did not have a significant impact on the Company's financial condition or results of operations.

             Earnings Per Share. On September 30, 2005, the FASB issued a proposed amendment to SFAS No. 128, Earnings per Share, to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares. The primary impact on the Company of the proposed Statement would be a change to the treasury stock method for year-to-date diluted earnings per share.

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

             Our primary assets and liabilities are monetary in nature. As a result, interest rates affect our performance more than general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturity structure of our assets and liabilities are critical to the maintenance of acceptance performance levels.

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

NEXT PAGE

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

            Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin. We intend to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term fixed-rate loans in our portfolio, in 2005, we sold $13.5 million of fixed rate, one-to four- family mortgage loans with a term to maturity of over 20 years in the secondary market.

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

             The Office of Thrift Supervision provides Mutual Federal with the information presented in the following tables. The tables present the change in our net portfolio value at December 31, 2005 and 2004 that would occur upon an immediate and sustained change in market interest rates of 100 to 300 basis points as required by the Office of Thrift Supervision, and do not give any

NEXT PAGE

effect to actions that management might take to counteract that change. The changes in net portfolio value under all rate changes shown were within guidelines approved by the board of directors.

December 31, 2005 Net Portfolio Value
Changes In Rates				NPV as % of PV of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	56,117	-37,321	-40%	6.08%	-346 bp
+200 bp	69,434	-24,005	-26%	7.37%	-217 bp
+100 bp	82,300	-11,138	-12%	8.57%	-98 bp
0 bp	93,438			9.55%
-100 bp	99,369	5,930	6%	10.02%	47 bp
-200 bp	98,783	5,344	6%	9.88%	34 bp
-300 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)

December 31, 2004 Net Portfolio Value
Changes In Rates				NPV as % of PV of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	82,231	-28,738	-26%	10.02%	-279 bp
+200 bp	93,456	-17,513	-16%	11.16%	-165 bp
+100 bp	103,634	-7,335	-7%	12.15%	-66 bp
0 bp	110,969			12.81%
-100 bp	113,088	2,119	2%	12.93%	-12 bp
-200 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)
-300 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)

_____________________
(1)  Not meaningful because some market rates would compute to a zero rate or less.

             The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings banks. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market value of certain assets under differing interest rate scenarios, among others.

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

December 31, 2005, 2004 and 2003

NEXT PAGE

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
MutualFirst Financial, Inc.
Muncie, Indiana

We have audited the accompanying consolidated balance sheets of MutualFirst Financial, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MutualFirst Financial, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MutualFirst Financial, Inc.'s internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 3, 2006 expressed unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting.

Indianapolis, Indiana
February 3, 2006

NEXT PAGE

MutualFirst Financial, Inc.

Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004
Assets
Cash and due from banks	$ 20,481,168	$ 19,275,332
Interest-bearing demand deposits	1,883,415	468,044
Cash and cash equivalents	22,364,583	19,743,376
Interest-bearing deposits	293,000	--
Investment securities available for sale	39,787,608	39,408,978
Loans held for sale	2,022,390	2,913,150
Loans, net of allowance for loan losses of $8,100,000 and $6,867,000	822,547,365	713,021,688
Premises and equipment	14,169,464	12,191,117
Federal Home Loan Bank stock	10,124,700	7,957,700
Investment in limited partnerships	4,605,898	5,025,378
Deferred income tax benefit	3,817,287	4,003,199
Cash value of life insurance	28,045,357	27,090,357
Goodwill	12,926,858	808,106
Other assets	11,124,788	7,224,208
Total assets	$ 971,829,298	$ 839,387,257
Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$ 43,466,048	$ 39,999,427
Interest-bearing	641,087,825	560,407,685
Total deposits	684,553,873	600,407,112
Federal Home Loan Bank advances	186,007,669	139,426,777
Notes payable	1,783,851	2,145,432
Other liabilities	10,690,285	9,547,793
Total liabilities	883,035,678	751,527,114
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $.01 par value Authorized and unissued - 5,000,000 shares
Common stock, $.01 par value Authorized - 20,000,000 shares Issued and outstanding - 4,552,218 and 4,708,318 shares	45,522	47,084
Additional paid-in capital	33,889,584	34,385,254
Retained earnings	57,968,477	56,826,053
Accumulated other comprehensive loss	(374,701)	(88,646)
Unearned benefit plan shares	(2,735,262)	(3,309,602)
Total stockholders' equity	88,793,620	87,860,143
Total liabilities and stockholders' equity	$ 971,829,298	$ 839,387,257
See Notes to Consolidated Financial Statements

Next Page

MutualFirst Financial, Inc.

Consolidated Statements of Income
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Interest and Dividend Income
Loans receivable	$ 46,424,599	$ 42,839,649	$ 44,880,960
Investment securities	1,625,288	1,196,295	1,130,134
Federal Home Loan Bank stock	393,628	334,544	360,153
Deposits with financial institutions	34,477	29,460	70,820
Total interest and dividend income	48,477,992	44,399,948	46,442,067
Interest Expense
Deposits	15,285,549	12,317,820	13,671,004
Federal Home Loan Bank advances	5,822,073	5,080,991	5,365,496
Other interest expense	62,424	76,849	62,424
Total interest expense	21,170,046	17,475,660	19,098,924
Net Interest Income	27,307,946	26,924,288	27,343,143
Provision for loan losses	1,775,000	1,556,500	1,450,000
Net Interest Income After Provision for Loan Losses	25,532,946	25,367,788	25,893,143
Other Income
Service fee income	4,025,671	3,193,229	2,926,705
Net realized gains (losses) on sales of available-for-sale securities	(762)	(2,817)	6,979
Commissions	981,817	853,842	745,427
Equity in income (loss) of limited partnerships	135,216	52,322	(323,450)
Net gains on sales of loans	228,174	729,897	1,356,593
Net servicing fees (expense)	192,171	122,596	(382,620)
Increase in cash value of life insurance	955,000	950,000	1,343,542
Other income	215,025	324,340	301,843
Total other income	6,732,312	6,223,409	5,975,019
Other Expenses
Salaries and employee benefits	13,792,355	16,167,177	13,097,034
Net occupancy expenses	1,415,377	1,149,931	1,170,121
Equipment expenses	1,228,134	1,124,185	1,024,196
Data processing fees	821,863	630,312	606,531
Advertising and promotion	801,377	721,957	639,859
Automated teller machine expense	654,467	587,076	492,176
Professional fees	1,018,485	750,144	605,095
Other expenses	3,680,043	3,184,942	2,831,223
Total other expenses	23,412,101	24,315,724	20,466,235
Income Before Income Tax	8,853,157	7,275,473	11,401,927
Income tax expense	2,400,975	1,753,450	3,340,415
Net Income	$ 6,452,182	$ 5,522,023	$ 8,061,512
Earnings Per Share
Basic	$ 1.49	$ 1.19	$ 1.64
Diluted	1.45	1.16	1.59
See Notes to Consolidated Financial Statements

NEXT PAGE

MutualFirst Financial, Inc.

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2005, 2004 and 2003

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Benefit Plan Shares	Total
Balances, January 1, 2003	$ 55,231	$ 38,782,755	$ 61,779,695	$ 464,452	$ (4,365,007)	$ 96,717,126
Comprehensive income
Net income			8,061,512			8,061,512
Other comprehensive income, net of tax - unrealized losses on securities				(230,714)		(230,714)
Comprehensive income						7,830,798
Cash dividends ($.42 per share)			(2,021,410)			(2,021,410)
Exercise of stock options	719	973,638				974,357
Stock repurchased	(3,264)	(2,768,683)	(4,410,423)			(7,182,370)
RRP shares granted	246	630,579			(630,825)
RRP shares earned					450,000	450,000
ESOP shares earned		433,791			317,840	751,631
Balances, December 31, 2003	52,932	38,052,080	63,409,374	233,738	(4,227,992)	97,520,132
Comprehensive income
Net income			5,522,023			5,522,023
Other comprehensive income, net of tax - unrealized losses on securities				(322,384)		(322,384)
Comprehensive income						5,199,639
Cash dividends ($.47 per share)			(2,149,714)			(2,149,714)
Exercise of stock options	382	553,156				553,538
Stock repurchased	(6,230)	(4,744,626)	(9,955,630)			(14,706,486)
RRP shares earned					600,550	600,550
Tax benefit on RRP shares		90,436				90,436
ESOP shares earned		434,208			317,840	752,048
Balances, December 31, 2004	47,084	34,385,254	56,826,053	(88,646)	(3,309,602)	87,860,143
Comprehensive income
Net income			6,452,182			6,452,182
Other comprehensive income, net of tax - unrealized losses on securities				(286,055)		(286,055)
Comprehensive income						6,166,127
Cash dividends ($.53 per share)			(2,308,856)			(2,308,856)
Exercise of stock options	534	758,557				759,091
Stock repurchased	(2,096)	(1,815,843)	(3,000,902)			(4,818,841)
RRP shares earned					256,500	256,500
Tax benefit on RRP shares		155,000				155,000
ESOP shares earned		406,616			317,840	724,456
Balances, December 31, 2005	$ 45,522	$ 33,889,584	$ 57,968,477	$ (374,701)	$ (2,735,262)	$ 88,793,620
See Notes to Consolidated Financial Statements

NEXT PAGE

MutualFirst Financial, Inc.

Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Operating Activities
Net income	$ 6,452,182	$ 5,522,023	$ 8,061,512
Items not requiring (providing) cash
Provision for loan losses	1,775,000	1,556,500	1,450,000
ESOP shares earned	724,456	752,048	751,631
RRP shares earned	256,500	600,550	450,000
Depreciation and amortization	2,643,167	2,786,288	2,476,012
Deferred income tax	376,614	117,298	417,241
Loans originated for sale	(12,445,397)	(25,613,232)	(45,647,544)
Proceeds from sales of loans held for sale	13,564,331	40,820,936	52,364,678
Gains on sales of loans held for sale	(228,174)	(729,897)	(1,356,593)
Change in
Interest receivable	(443,527)	155,291	7,153
Other assets	(941,473)	(193,052)	243,754
Interest payable	396,568	173,530	164,490
Other liabilities	240,216	(561,368)	(902,369)
Cash value of life insurance	(955,000)	(950,000)	(701,049)
Other adjustments	811,088	650,509	1,265,262
Net cash provided by operating activities	12,226,551	25,087,424	19,044,178
Investing Activities
Purchases of securities available for sale	(10,263,230)	(20,897,969)	(15,603,309)
Proceeds from maturities and paydowns of securities available for sale	7,264,794	10,676,145	11,451,638
Proceeds from sales of securities available for sale	13,399,931	3,472,490	12,172,309
Net change in loans	(35,099,134)	(28,416,263)	(67,000,877)
Purchases of premises and equipment	(2,431,451)	(3,182,626)	(1,894,557)
Proceeds from real estate owned sales	538,342	967,264	1,733,353
Cash paid in acquisition, net	(9,349,563)	--	--
Other investing activities	(385,996)	(252,429)	(21,979)
Net cash used in investing activities	(36,326,307)	(37,633,388)	(59,163,422)
Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	(21,457,623)	18,489,158	7,062,223
Certificates of deposits	29,713,925	2,555,564	21,936,224
Repayment of note payable	(424,005)	(427,560)	(435,487)
Proceeds from FHLB advances	425,300,000	253,700,000	105,000,000
Repayment of FHLB advances	(400,301,792)	(248,922,980)	(85,880,184)
Net change in advances by borrowers for taxes and insurance	259,064	130,034	113,720
Stock repurchased	(4,818,841)	(14,706,486)	(7,182,370)
Proceeds from stock options exercised	759,091	553,538	974,357
Cash dividends	(2,308,856)	(2,149,714)	(2,021,410)
Net cash provided by financing activities	26,720,963	9,221,554	39,567,073
Net Change in Cash and Cash Equivalents	2,621,207	(3,324,410)	(552,171)
Cash and Cash Equivalents, Beginning of Year	19,743,376	23,067,786	23,619,957
Cash and Cash Equivalents, End of Year	$ 22,364,583	$ 19,743,376	$ 23,067,786
Additional Cash Flows Information
Interest paid	$ 20,571,776	$ 17,302,130	$ 19,263,414
Income tax paid	2,502,366	1,672,000	3,191,271
Transfers from loans to foreclosed real estate	2,048,232	895,599	1,220,234
Loans transferred to held for sale	--	15,293,086	--
Mortgage servicing rights capitalized	134,710	408,208	514,893
See Notes to Consolidated Financial Statements

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
 (Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 1:   Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of MutualFirst Financial, Inc. (Company) and its wholly owned subsidiary, Mutual Federal Savings Bank (Bank) and the Bank's wholly owned subsidiary, First MFSB Corporation, conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. The more significant of the policies are described below.

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

The Bank generates mortgage, consumer and commercial loans and receives deposits from customers located primarily in north central Indiana. The Bank's loans are generally secured by specific items of collateral including real property, consumer assets and business assets. First MFSB Corporation sells various insurance products.

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

Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans held for sale are carried at the lower of aggregate cost or market. Market is determined using the aggregate method. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income based on the difference between estimated sales proceeds and aggregate cost.

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Loans are carried at the principal amount outstanding. A loan is impaired when, based on current information or events, it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Payments with insignificant delays not exceeding 90 days are not considered impaired. Certain significant nonaccrual and substantially delinquent loans may be considered to be impaired. The Company considers its investment in one-to-four family residential loans and consumer loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired and nonaccrual loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans over the contractual maturity of the loans.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 2005, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the areas within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

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

Reclassifications of certain amounts in the 2004 and 2003 consolidated financial statements have been made to conform to the 2005 presentation.

Stock Options are accounted for under the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date.

During the period ended December 31, 2005, the Company accelerated the vesting of options previously granted, and the vesting period for the 2005 grants was established so that those grants would be fully vested by year-end. The term of the acceleration is such that no expense will be recognized by the Company on those grants, although it will continue to report the impact of the acceleration in its proforma disclosures of the earnings per share.

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards No. 123, Share-Based Payment (SFAS 123).

	2005	2004	2003
Net income, as reported	$ 6,452	$ 5,522	$ 8,062
Less: Stock-based employee compensation cost determined under the fair value method, net of income taxes	(164)	(138)	(226)
Pro forma net income	$ 6,288	$ 5,348	$ 7,836
Earnings per share
Basic - as reported	$ 1.49	$ 1.19	$ 1.64
Basic - pro forma	1.45	1.16	1.59
Diluted - as reported	1.45	1.16	1.59
Diluted - pro forma	1.42	1.13	1.54

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning January 1, 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.

Beginning in 2006, the Company will apply SFAS 123R using the modified version of prospective application. Under the prospective transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123R for either recognition or proforma disclosures. The effect on the Company's results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted for future awards.

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 2: Business Acquisition

On September 16, 2005, the Bank acquired substantially all of the assets and assumed essentially all of the liabilities of Fidelity Federal Savings Bank (Fidelity), an affiliate of First Financial Bancorp of Hamilton, Ohio (First Financial). First Financial did not account for Fidelity as a separate operating segment and, therefore, complete financial statements are not available for purposes of presenting proforma disclosures. The results of Fidelity's operations have been included in the consolidated financial statements since that date. Fidelity is a thrift located in Marion, Indiana. As a result of the acquisition, the Bank will have an opportunity to increase its deposit base and reduce transaction costs. The Bank also expects to reduce costs through economies of scale.

The aggregate cash purchase price was $20,274,000. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash and cash equivalents	$ 10,924
Investments	12,887
Loans	79,805
Premises and equipment	641
Core deposit intangible	1,011
Goodwill	12,119
Other assets	682
Total assets acquired	118,069
Deposits	75,890
Federal Home Loan Bank advances	21,658
Other liabilities	247
Total liabilities assumed	97,795
Net assets acquired	$ 20,274

The only significant intangible asset acquired was the core deposit base, which has a useful life of approximately ten years and will be amortized using an accelerated method. The $12,119,000 of goodwill is expected to be deductible for tax purposes ratably over fifteen years.

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 3: Restriction on Cash

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2005 was $1,843,000.

Note 4: Investment Securities Available for Sale

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$ 1,802	$ 48	$ (20)	$ 1,830
Collateralized mortgage obligations	8,195	--	(144)	8,051
Government sponsored entities	2,002	--	(41)	1,961
Small Business Administration	135	10	--	145
Corporate obligations	13,059	34	(139)	12,954
Marketable equity securities	15,218	--	(371)	14,847
Total investment securities	$ 40,411	$ 92	$ (715)	$ 39,788

2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$ 2,661	$ 80	$ (16)	$ 2,725
Collateralized mortgage obligations	8,614	16	(31)	8,599
Government sponsored entities	2,002	--	(23)	1,979
Small Business Administration	178	--	(2)	176
Corporate obligations	11,103	57	(34)	11,126
Marketable equity securities	14,999	--	(195)	14,804
Total investment securities	$ 39,557	$ 153	$ (301)	$ 39,409

Marketable equity securities consist of shares in mutual funds which invest in government obligations and mortgage-backed securities.

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2005 and 2004 was $35,213,000 and $28,166,000, which is approximately 89 and 71 percent of the Company's available-for-sale investment portfolio at those dates. These declines primarily resulted from increases in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004:

	2005
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$ 382	$ (9)	$ 315	$ (11)	$ 697	$ (20)
Collateralized mortgage obligations	2,365	(25)	5,609	(119)	7,974	(144)
Government sponsored entities	--	--	1,961	(41)	1,961	(41)
Corporate obligations	6,023	(34)	4,408	(105)	10,431	(139)
Marketable equity securities	--	--	14,150	(371)	14,150	(371)
Total temporarily impaired securities	$ 8,770	$ (68)	$ 26,443	$ (647)	$ 35,213	$ (715)
	2004
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$ 127	$ (3)	$ 341	$ (13)	$ 468	$ (16)
Collateralized mortgage obligations	3,998	(31)	--	--	3,998	(31)
Government sponsored entities	1,979	(23)	--	--	1,979	(23)
Small Business Administration	176	(2)	--	--	176	(2)
Corporate obligations	7,648	(34)	--	--	7,648	(34)
Marketable equity securities	6,926	(76)	6,971	(119)	13,897	(195)
Total temporarily impaired securities	$ 20,854	$ (169)	$ 7,312	$ (132)	$ 28,166	$ (301)

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The amortized cost and fair value of securities available for sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2005
	Amortized Cost	Fair Value
Within one year	$ 1,000	$ 986
One to five years	9,052	8,917
After ten years	5,009	5,012
	15,061	14,915
Mortgage-backed securities	1,802	1,830
Collateralized mortgage obligations	8,195	8,051
Small Business Administration	135	145
Marketable equity securities	15,218	14,847
Totals	$ 40,411	$ 39,788
The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $14,636,000 and $14,389,000 at December 31, 2005 and 2004.

Proceeds from sales of securities available for sale during 2005, 2004 and 2003 were $13,400,000, $3,472,000 and $12,172,000. Gross gains of $30,000 in 2003, and gross losses of $1,000, $3,000 and $23,000 in 2005, 2004 and 2003 were recognized on those sales.

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 5: Loans and Allowance

	2005	2004
Real estate loans
One-to-four family	$ 449,891	$ 382,764
Multi-family	5,505	4,657
Commercial	77,270	68,067
Construction and development	22,938	20,745
	555,604	476,233
Consumer loans
Auto	39,802	39,475
Home equity	31,962	29,464
Home improvement	31,933	23,289
Mobile home	2,106	2,879
Recreational vehicles	64,222	58,643
Boats	40,631	38,382
Other	4,305	3,327
	214,961	195,459
Commercial business loans	64,353	53,620
Total loans	834,918	725,312
Undisbursed loans in process	(7,724)	(9,237)
Unamortized deferred loan costs, net	3,453	3,814
Allowance for loan losses	(8,100)	(6,867)
Net loans	$ 822,547	$ 713,022

	2005	2004	2003
Allowance for loan losses
Balances, January 1	$ 6,867	$ 6,779	$ 6,286
Provision for losses	1,775	1,557	1,450
Allowance acquired in acquisition	1,646	--	--
Recoveries on loans	351	523	404
Loans charged off	(2,539)	(1,992)	(1,361)
Balances, December 31	$ 8,100	$ 6,867	$ 6,779

At December 31, 2005 and 2004, accruing loans delinquent 90 days or more totaled $1,960,000 and $119,000. Non-accruing loans at December 31, 2005 and 2004 were $5,422,000 and $3,985,000.

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Impaired loans totaled $6,882,000 and $4,064,000 at December 31, 2005 and 2004, respectively. An allowance for loan losses of $1,002,000 and $828,000 relates to impaired loans of $4,921,000 and $4,064,000 at December 31, 2005 and 2004, respectively. At December 31, 2005, impaired loans of $1,961,000 had no related allowance for loan losses.

Interest of $165,000, $131,000 and $62,000 was recognized on average impaired loans of $6,944,000, $4,205,000 and $2,942,000 for 2005, 2004 and 2003, respectively. Interest of $2,000, $47,000 and $22,000 was recognized on impaired loans on a cash basis during 2005, 2004 and 2003, respectively.

Note 6: Premises and Equipment

	2005	2004
Cost
Land	$ 4,535	$ 3,334
Buildings and land improvements	12,395	11,119
Equipment	11,124	9,763
Total cost	28,054	24,216
Accumulated depreciation and amortization	(13,885)	(12,025)
Net	$ 14,169	$ 12,191

Note 7: Investment In Limited Partnerships

	2005	2004
Pedcor Investments 1988-V (98.97 percent ownership)	$ --	$ 323
Pedcor Investments 1990-XI (19.79 percent ownership)	17	28
Pedcor Investments 1990-XIII (99.00 percent ownership)	762	765
Pedcor Investments 1997-XXVIII (99.00 percent ownership)	2,578	2,758
Pedcor Investments 1997-XXIX (99.00 percent ownership)	849	696
Pedcor Investments 2001-LI (9.94 percent ownership)	400	455
	$ 4,606	$ 5,025

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The limited partnerships build, own and operate apartment complexes. The Company records its equity in the net income or loss of the limited partnerships based on the Company's interest in the partnerships. The Company recorded income (loss) from these limited partnerships of $135,000, $52,000, and $(323,000) for 2005, 2004 and 2003. In addition, the Company has recorded the benefit of low income housing credits of $811,000, $800,000 and $753,000 for 2005, 2004 and 2003. Combined financial statements for the limited partnerships recorded under the equity method of accounting are as follows:

	2005	2004
Combined condensed balance sheets
Assets
Cash	$ 96	$ 150
Land and property	28,282	35,129
Other assets	628	1,174
Total assets	$ 29,006	$ 36,453
Liabilities
Notes payable	$ 25,577	$ 33,875
Other liabilities	960	1,347
Total liabilities	26,537	35,222
Partners' equity (deficit)
General partners	(1,437)	(2,931)
Limited partners	3,906	4,162
Total partners' equity	2,469	1,231
Total liabilities and partners' equity	$ 29,006	$ 36,453

	2005	2004	2003
Combined condensed statements of operations
Total revenue	$ 3,114	$ 4,349	$ 3,695
Total expenses	(3,832)	(5,014)	(4,129)
Net loss	$ (718)	$ (665)	$ (434)

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 8: Deposits

	2005	2004
Noninterest-bearing demand	$ 43,466	$ 39,999
Interest-bearing demand	68,710	58,440
Savings	60,867	61,629
Money market savings	43,762	54,704
Certificates and other time deposits of $100,000 or more	164,579	121,871
Other certificates	303,170	263,764
Total deposits	$ 684,554	$ 600,407
Certificates including other time deposits of $100,000 or more maturing in years ending December 31:
2006	$ 283,573
2007	100,115
2008	35,196
2009	10,866
2010	37,999
$ 467,749

Note 9: Federal Home Loan Bank Advances

Maturities Years Ending December 31

2006	$ 107,983
2007	25,950
2008	15,321
2009	6,840
2010	22,886
Thereafter	7,028
$ 186,008

At December 31, 2005, the Company has pledged $429,091,000 in qualifying first mortgage loans and investment securities as collateral for advances and outstanding letters of credit. Advances, at interest rates from 2.04 to 7.33 percent at December 31, 2005, are subject to restrictions or penalties in the event of prepayment.

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 10: Line of Credit

The Company has a $7,500,000 revolving line of credit expiring in November 2006. At December 31, 2005 and 2004, there were no amounts borrowed against this line. The line is collateralized by the Bank's stock. Interest varies with the lender's prime rate, which was 7.25 percent and 5.25 percent on December 31, 2005 and 2004, respectively, and is payable quarterly.

Note 11: Notes Payable

The Bank has a noninterest-bearing, unsecured term note payable to Pedcor Investments 1997-XXVIII, L.P. of $1,400,000 and $1,461,000 at December 31, 2005 and 2004 payable in semiannual installments through January 1, 2010. At December 31, 2005 and 2004, the Bank was obligated under an irrevocable direct pay letter of credit for the benefit of a third party in the amount of $1,254,000 relating to this note and the financing for an apartment project by Pedcor Investments 1997-XXVIII L.P.

The Bank also has a noninterest-bearing, unsecured term note payable to Pedcor Investments 1997-XXIX, L.P. The note, which is payable in annual installments through August 15, 2008, had a balance of $384,000 and $684,000 at December 31, 2005 and 2004.

Maturities Years Ending December 31

2006	$ 357
2007	371
2008	409
2009	421
2010	226
$ 1,784

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 12: Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans consist of the following:
	2005	2004	2003
Loans serviced for
Freddie Mac	$ 103,279	$ 104,733	$ 90,616
Fannie Mae	4,155	5,530	7,712
Federal Home Loan Bank	24,379	23,852	17,307
Other investors	9,096	7,611	12,327
	$ 140,909	$ 141,726	$ 127,962

The aggregate fair value of capitalized mortgage servicing rights is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates.

	2005	2004	2003
Mortgage Servicing Rights
Balances, January 1	$ 1,375	$ 1,333	$ 1,193
Servicing rights capitalized	135	408	515
Servicing rights acquired	52	--	--
Amortization of servicing rights	(387)	(366)	(375)
	1,175	1,375	1,333
Valuation allowance	--	(180)	(320)
Balances, December 31	$ 1,175	$ 1,195	$ 1,013
Activity in the valuation allowance for mortgage servicing right was as follows:
	2005	2004	2003
Balance, beginning of year	$ 180	$ 320	$ --
Additions	43	--	320
Reductions	(223)	(140)	--
Balances, end of year	$ 0	$ 180	$ 320

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 13: Income Tax

	2005	2004	2003
Income tax expense
Currently payable
Federal	$ 1,527	$ 1,148	$ 2,090
State	497	488	833
Deferred
Federal	231	87	439
State	146	30	(22)
Total income tax expense	$ 2,401	$ 1,753	$ 3,340
Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	$ 3,010	$ 2,474	$ 3,877
Effect of state income taxes	424	342	535
Low income housing credits	(811)	(800)	(753)
Tax-exempt income	(384)	(363)	(492)
Other	162	100	173
Actual tax expense	$ 2,401	$ 1,753	$ 3,340
Effective tax rate	27.1%	24.1%	29.3%

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The components of the deferred asset included on the balance sheets are as follows:

	2005	2004
Assets
Unrealized loss on securities available for sale	$ 250	$ 59
Allowance for loan losses	2,729	2,858
Deferred compensation	2,626	2,389
Business tax and AMT credit carryovers	1,039	885
Other	313	598
Total assets	6,957	6,789
Liabilities
Depreciation and amortization	(234)	--
FHLB stock	(534)	(463)
State income tax	(180)	(219)
Loan fees	(306)	(378)
Investments in limited partnerships	(1,397)	(1,229)
Mortgage servicing rights	(489)	(497)
Total liabilities	(3,140)	(2,786)
	$ 3,817	$ 4,003

The Company has unused business income tax credits of $866,000 that begin to expire in 2017. In addition, the Company has an AMT credit carryover of $173,000 with an unlimited carryover period.

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

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 14: Other Comprehensive Income

2005
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Unrealized losses on securities
Unrealized holding losses arising during the year	$ (475)	$ 188	$ (287)
Less: reclassification adjustment for losses realized in net income	(1)	--	(1)
Net unrealized losses	$ (474)	$ 188	$ (286)

2004
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Unrealized losses on securities
Unrealized holding losses arising during the year	$ (537)	$ 213	$ (324)
Less: reclassification adjustment for losses realized in net income	(3)	1	(2)
Net unrealized losses	$ (534)	$ 212	$ (322)

2003
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized losses on securities
Unrealized holding losses arising during the year	$ (343)	$ 117	$ (226)
Less: reclassification adjustment for gains realized in net income	7	(2)	5
Net unrealized losses	$ (350)	$ 119	$ (231)

Note 15: Commitments and Contingent Liabilities

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated statements of financial condition.

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2005	2004	2003
Loan commitments	$ 73,609	$ 78,641	$ 72,419
Standby letters of credit	7,157	7,211	7,165

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

The Company has entered into employment agreements with certain officers that provide for the continuation of salary and certain benefits for a specified period of time under certain conditions. Under the terms of the agreement, these payments could occur in the event of a change in control of the Company, as defined, along with other specific conditions.

Note 16: Stockholders' Equity

The Company is not subject to any regulatory restrictions on the payment of dividends to its stockholders.

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding retained net income for the previous two calendar years. At December 31, 2005, the Bank had no regulatory approval to pay dividends to the Company.

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 17: Regulatory Capital

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 2005 and 2004, the Bank was categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 2005 that management believes have changed the Bank's classification.

The Bank's actual and required capital amounts and ratios are as follows:

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total risk-based capital (to risk-weighted assets)	$ 72,813	10.3%	$ 56,348	8.0%	$ 70,435	10.0%
Tier 1 risk-based capital (to risk-weighted assets)	65,074	9.2%	28,174	4.0%	42,261	6.0%
Core capital (to adjusted total assets)	65,074	6.8%	28,677	3.0%	47,778	5.0%
Core capital (to adjusted tangible assets)	65,074	6.8%	19,111	2.0%	N/A	N/A
Tangible capital (to adjusted total assets)	65,074	6.8%	14,333	1.5%	N/A	N/A
As of December 31, 2004
Total risk-based capital (to risk-weighted assets)	$ 90,595	15.0%	$ 48,436	8.0%	$ 60,545	10.0%
Tier 1 risk-based capital (to risk-weighted assets)	84,153	13.9%	24,218	4.0%	36,327	6.0%
Core capital (to adjusted total assets)	84,153	10.0%	25,121	3.0%	41,868	5.0%
Core capital (to adjusted tangible assets)	84,153	10.0%	16,747	2.0%	N/A	N/A
Tangible capital (to adjusted total assets)	84,153	10.0%	12,560	1.5%	N/A	N/A

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 18: Employee Benefits

The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The contributions are discretionary and determined annually. The Company matches employees' contributions at the rate of 50 percent for the first $600 of participant contributions to the 401(k) and made a contribution to the plan of 3 percent of qualified compensation. The Company's expense for the plan was $310,000, $370,000 and $225,000 for 2005, 2004 and 2003.

The Company has a supplemental retirement plan and deferred compensation arrangements for the benefit of certain officers. The Company also has deferred compensation arrangements with certain directors whereby, in lieu of currently receiving fees, the directors or their beneficiaries will be paid benefits for an established period following the director's retirement or death. These arrangements are informally funded by life insurance contracts which have been purchased by the Company. The Company records a liability for these vested benefits based on the present value of future payments. The Company's expense for the plan was $618,000, $753,000 and $776,000 for 2005, 2004 and 2003.

The Company has an ESOP covering substantially all of its employees. At December 31, 2005, 2004 and 2003, the Company had 254,275, 286,059 and 317,843 unearned ESOP shares with a fair value of $5,594,000, $6,963,000 and $7,981,000. Shares are released to participants proportionately as ESOP debt is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares are used to repay the loan. Compensation expense is recorded equal to the fair market value of the stock committed-to-be-released when contributions, which are determined annually by the Board of Directors of the Company and Bank, are made to the ESOP. Expense under the ESOP for 2005, 2004 and 2003 was $724,000, $752,000 and $752,000. The following table provides information on ESOP shares at December 31.

	2005	2004	2003
Allocated shares	159,761	130,117	111,126
Suspense shares	254,275	286,059	317,843
Committed-to-be released shares	31,783	31,783	31,783

The Company has a Recognition and Retention Plan (RRP) for the award of up to 232,784 shares of the common stock of the Company to directors and executive officers. Common stock awarded under the RRP vests ratably over a three or five-year period commencing with the date of the grants. Expense recognized on the vested shares totaled approximately $257,000, $601,000 and $450,000 in 2005, 2004 and 2003. The unearned portion of these stock awards is presented as a reduction of stockholders' equity.

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 19: Stock Option Plan

Under the Company's stock option plan, which has been accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, the Company grants selected executives and other key employees and directors incentive and non-qualified stock option awards which vest and become fully exercisable at the discretion of the stock option committee as the options are granted. The Company is authorized to grant options for up to 581,961 shares of the Company's common stock. Under certain provisions of the plan, the number of shares available for grant may be increased without shareholder approval by the amount of shares surrendered as payment of the exercise price of the stock option and by the number of shares of common stock of the Company that could be repurchased by the Company using proceeds from the exercise of stock options. The exercise price of the options, which have a 10 to 15 year life, may not be less than the market price of the Company's stock on the date of grant; therefore, no compensation expense has been recognized when the options were granted.

The following is a summary of the status of the Company's stock option plan and changes in that plan for 2005, 2004 and 2003.

	2005		2004		2003
Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	487,814	$ 16.15	528,389	$ 16.03	530,086	$ 14.32
Granted	16,000	22.00	--	--	75,000	25.66
Exercised	(51,389)	14.21	(38,175)	14.50	(71,897)	13.55
Forfeited/expired	(2,000)	14.50	(2,400)	14.50	(4,800)	14.50
Outstanding, end of year	450,425	16.59	487,814	16.15	528,389	16.03
Options exercisable at year end	450,425		354,414		337,389
Weighted-average fair value of options granted during the year		3.34				2.76

At December 31, 2005, certain information by exercise price for options outstanding and exercisable is as follows:

Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life	Number of Shares Exercisable
$ 12.35	6,912	1.6 years	6,912
14.50	352,513	8.0 years	352,513
25.66	75,000	10.5 years	75,000
22.00	16,000	11.5 years	16,000

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Although the Company has followed APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that statement (see Note 1). The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

	2005	2003
Risk-free interest rates	4.25%	2.29%
Dividend yields	2.35%	1.76%
Volatility factors of expected market price of common stock	9.30%	9.30%
Weighted-average expected life of the options	8 years	8 years

Note 20: Stock Repurchase Plan

On December 22, 2004, the Company announced that its Board of Directors approved a stock repurchase program for up to 471,000 of the outstanding common shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of December 31, 2005, the Company had purchased 166,431 shares under the program.

Note 21: Earnings Per Share

Earnings per share were computed as follows:

	2005
	Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Income available to common stockholders	$ 6,452	4,328,965	$ 1.49
Effect of Dilutive Securities
Stock options	--	110,721	--
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$ 6,452	4,439,686	$ 1.45

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	2004
	Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Income available to common stockholders	$ 5,522	4,625,437	$ 1.19
Effect of Dilutive Securities
Stock options	--	146,599	--
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$ 5,522	4,772,036	$ 1.16

	2003
	Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Income available to common stockholders	$ 8,062	4,904,007	$ 1.64
Effect of Dilutive Securities
Stock options	--	180,507	--
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$ 8,062	5,084,514	$ 1.59

Options to purchase 75,000 and 16,000 shares of common stock at $25.66 and $22.00 per share, respectively, were outstanding at December 31, 2005, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Note 22: Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents - The fair value of cash and cash equivalents approximates carrying value.

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The estimated fair values of the Company's financial instruments are as follows:
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$ 22,365	$ 22,365	$ 19,743	$ 19,743
Securities available for sale	39,788	39,788	39,409	39,409
Loans held for sale	2,022	2,071	2,913	2,913
Loans	822,547	817,307	713,022	719,318
Stock in FHLB	10,125	10,125	7,958	7,958
Interest receivable	3,898	3,898	3,039	3,039
Liabilities
Deposits	684,554	649,620	600,407	584,928
FHLB advances	186,008	186,564	139,427	141,255
Notes payable	1,784	1,467	2,145	1,853
Interest payable	1,623	1,623	1,025	1,025
Advances by borrowers for taxes and insurance	1,838	1,838	1,579	1,579
Off-balance sheet commitments	--	--	--	--

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 23: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:
Condensed Balance Sheets
	2005	2004
Assets
Cash on deposit with Bank	$ 7,872	$ 832
Cash on deposit with others	26	71
Total cash	7,898	903
Investment in certificate of deposits	100	--
Investment in common stock of Bank	79,463	84,958
Investment in affiliate	999	982
Deferred and current income tax	329	1,031
Other assets	7	6
Total assets	$ 88,796	$ 87,880
Liabilities - other	$ 2	$ 20
Stockholders' Equity	88,794	87,860
Total liabilities and stockholders' equity	$ 88,796	$ 87,880

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed Statements of Income
2005	2004	2003
Income
Interest income from Bank	$ 50	$ 10	$ 20
Interest income from loans	--	--	116
Dividends from Bank	12,500	15,000	5,000
Other income	20	25	130
Total income	12,570	15,035	5,266
Expenses	345	359	331
Income before income tax and equity in undistributed income of the Bank	12,225	14,676	4,935
Income tax benefit	(108)	(128)	(18)
Income before equity in undistributed income of the Bank	12,333	14,804	4,953
Equity in undistributed income of the Bank	(5,881)	(9,282)	3,109
Net Income	$ 6,452	$ 5,522	$ 8,062

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed Statements of Cash Flows
	2005	2004	2003
Operating Activities
Net income	$ 6,452	$ 5,522	$ 8,062
Item not requiring (providing) cash
ESOP shares earned	724	752	752
Deferred income tax benefit	17	186	426
Distributions in excess of income (equity in undistributed income) of Bank	5,811	9,282	(3,109)
Other	460	(184)	123
Net cash provided by operating activities	13,464	15,558	6,254
Investing Activities
Net change in loans	--	--	1,250
Purchase of certificate of deposit	(100)	--	--
Net cash provided by (used in) investing activities	(100)	--	1,250
Financing Activities
Stock repurchased	(4,819)	(14,706)	(7,182)
Cash dividends	(2,309)	(2,150)	(2,021)
Proceeds from stock options exercised	759	554	974
Net cash used in financing activities	(6,369)	(16,302)	(8,229)
Net Change in Cash	6,995	(744)	(725)
Cash, Beginning of Year	903	1,647	2,372
Cash, End of Year	$ 7,898	$ 903	$ 1,647

NEXT PAGE

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 24: Quarterly Results of Operations (Unaudited)

Quarter Ended	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income	Basic Earnings Per Common Share	Diluted Earnings Per Common Share

2005
March	$ 11,237	$ 4,563	$ 6,674	$ 443	$ 1,608	$ .37	$ .36
June	11,507	4,815	6,692	444	1,689.39		.38
September	12,087	5,389	6,698	444	1,553.38		.35
December	13,647	6,403	7,244	444	1,602.37		.37
Total	$ 48,478	$ 21,170	$ 27,308	$ 1,775	$ 6,452	1.49	1.45
2004
March	$ 11,197	$ 4,367	$ 6,830	$ 227	$ 1,968	$ 0.41	$ 0.40
June	11,048	4,211	6,837	530	1,814	0.38	0.37
September	10,979	4,368	6,611	350	1,724	0.38	0.37
December	11,176	4,530	6,646	450	16	0.00	0.00
Total	$ 44,400	$ 17,476	$ 26,924	$ 1,557	$ 5,522	1.19	1.16

In the fourth quarter of 2004, the Company incurred an expense, net of tax, of approximately $1,700,000 ($.38 per diluted share) associated with a separation agreement entered into in November 2004 with a former officer of the Bank.

NEXT PAGE

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

             No disclosure under this item is required.

Item 9A. Controls and Procedures.

             An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2005, was carried out under the supervision and with the participation of the our Chief Executive Officer, Principal Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report. Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

             There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2005, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

             We do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within MutualFirst have been detected. These inherent limitations include the realities that judgment in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

             There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2005, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under "Management's Report on Internal Control Over

NEXT PAGE

Financial Reporting" and "Report of the Independent Registered Public Accounting Firm."

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

             Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

             Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, the Company's internal control over financial reporting was effective based on those criteria.

NEXT PAGE

             The Company's independent auditors have issued an audit report on our assessment of internal control over financial reporting as of December 31, 2005. This report is included in this Form 10-K. See "Report of Independent Registered Public Accounting Firm," which follows this report.

Date: March 16, 2006	By:	/s/ David W. Heeter David W. Heeter President and Chief Executive Officer
	By:	/s/ Timothy J. McArdle Timothy J. McArdle Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
MutualFirst Financial, Inc.
Muncie, Indiana

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that MutualFirst Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

NEXT PAGE

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

In our opinion, management's assessment that MutualFirst Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, MutualFirst Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of MutualFirst Financial, Inc. and our report dated February 3, 2006 expressed an unqualified opinion thereon.

/s/ BKD, LLP

BKD, LLP
Indianapolis, Indiana February 3, 2006

Item 9B. Other Information

             None.

NEXT PAGE

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

             Information concerning the Company's directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2006, except for information contained under the headings "Compensation Committee Report on Executive Compensation," "Shareholder Return Performance Presentation" and "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

             Information concerning the executive officers of the Company who are not directors is incorporated herein by reference from Part I of this Form 10-K under the caption "Executive Officers of the Registrant Who Are Not Directors."

Audit Committee Financial Expert

             Information concerning the audit committee of the Company's Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2006, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

             A Form 3 filed for James L. Widner, Vice President of the Company, on December 23, 2005, was not deemed timely, because it failed to include his ownership of 100 shares. The amended Form 3 disclosing that ownership was filed on January 5, 2006. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except for Mr. Widner's late filing.

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

Item 11. Executive Compensation

             Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2006, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

             Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2006, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

             Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	450,425	$ 16.59	200
Equity compensation plans not approved by security holders	----	----	----

______________
(1) Includes 200 shares available for future grants under MutualFirst Financial, Inc's stock option plan.

NEXT PAGE

Item 13. Certain Relationships and Related Transactions

             Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2006, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

             Information concerning principal accountant fees and services are incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2006 (excluding the information contained under the heading of "Report of the Audit/Compliance Committee") a copy of which will be filed no later than 120 days after December 31, 2005.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

             (a)(1) List of Financial Statements

             The following are contained in Item 8 of this Form 10-K:

Annual Report Section
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2005 and 2004
Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

NEXT PAGE

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

             (a)(2) List of Financial Statement Schedules:

             All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

NEXT PAGE

            (a)(3) List of Exhibits:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
3(i)	Articles of Incorporation	*
3(ii)	Amended Bylaws	++
4	Instruments defining the rights of security holders, including indentures:
	Form of MutualFirst Financial, Inc. Common Stock Certificate	*
9	Voting Trust Agreement	None
10	Material contracts:	+++ +++ **
Employment Agreement with David W. Heeter
Employment Agreement with Patrick C. Botts
Employment Agreement with Timothy J. McArdle
	Form of Supplemental Retirement Plan Income Agreements for R. Donn Roberts,	**
Steven Campbell, Patrick C. Botts, David W. Heeter, Timothy J. McArdle and Stephen C. Selby
	Form of Director Shareholder Benefit Program, as amended, for Steven L. Banks	++ ++ ++
Form of Executive Shareholder Benefit Program Agreement, as amended, for Steven L. Banks
Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D.
McVicker
	Form of Agreements for Executive Deferred Compensation Plan for R. Donn Roberts, Patrick C. Botts, Steven Campbell, David W. Heeter, Timothy J. McArdle and Stephen C. Selby	**
	Registrant's 2001 Stock Option and Incentive Plan	***
	Registrant's 2001 Recognition and Retention Plan	***
	Named Executive Officer Salary and Bonus Arrangements for 2006	10.1
	Director Fee Arrangements for 2006	10.2
11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
14	Code of Ethics	+++
16	Letter re change in certifying accountant	None
18	Letter re change in accounting principles	None
21	Subsidiaries of the registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of Experts and Counsel	23
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32

* Filed as an exhibit to the Company's Form S-1 registration statement filed on September 16, 1999 (File No. 333-87239) pursuant to Section 5 of the Securities Act of 1933. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

** Filed as an exhibit to the Company's Annual Report on Form 10-K filed on March 30, 2001 (File No. 000-27905). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

NEXT PAGE

*** Filed as an Appendix to the Company's Form S-4/A Registration Statement filed on October 19, 2001 (File No. 333-46510). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

++ Filed as an exhibit to the Company's Annual Report on Form 10-K filed on April 2, 2002 (File No. 000-27905). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

+++ Filed as an exhibit to the Company's Annual Report on Form 10-K filed on March 15, 2005 (File No. 000-27905). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

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

/s/ David W. Heeter	/s/ Wilbur R. Davis
David W. Heeter, President and Director (Principal Executive Officer)	Wilbur R. Davis, Chairman of the Board

Date: March 16, 2006	Date: March 16, 2006

/s/ R. Donn Roberts	/s/ Edward J. Dobrow
R. Donn Roberts, Director	Edward J. Dobrow, Director

Date: March 16, 2006	Date: March 16, 2006

/s/ Linn A. Crull	/s/ James D. Rosema
Linn A. Crull, Director	James D. Rosema, Director

Date: March 16, 2006	Date: March 16, 2006

/s/ William V. Hughes	/s/ Jerry D. McVicker
William V. Hughes, Director	Jerry D. McVicker, Director

Date: March 16, 2006	Date: March 16, 2006

/s/ Lynne D. Richardson	/s/ Jon R. Marler
Lynne D. Richardson, Director	Jon R. Marler, Director

Date: March 16, 2006	Date: March 16, 2006

/s/ Patrick C. Botts	/s/ Timothy J. McArdle
Patrick C. Botts, Director	Timothy J. McArdle, Senior Vice President, Treasurer and Controller (Principal Financial and Accounting Officer)

Date: March 16, 2006	Date: March 16, 2006

NEXT PAGE

INDEX TO EXHIBITS

Number	Description

10.1	Named Executive Officer Salary and Bonus Arrangements for 2006

10.2	Director Fee Arrangements for 2006

21	Subsidiaries of the Registrant

23	Consent of Accountants

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification