Form 10-Q
period 2006-03-31
MUTUALFIRST FINANCIAL INC
filed 2006-05-10
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______TO _______

Commission File Number:   000-27905

MutualFirst Financial, Inc.

(Exact Name of registrant specified in its charter)

Maryland	35-2085640

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

110 East Charles Street Muncie, Indiana 47305 (765) 747-2800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate by check mark whether the Registrant is a large accelerated; an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12 b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of the Registrant’s common stock, with $.01 par value, outstanding as of May 8, 2006 was 4,491,476.

FORM 10 – Q
MutualFirst Financial, Inc.

PART 1     FINANCIAL INFORMATION
ITEM 1.      Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	March 31, 2006	December 31, 2005

	(Unaudited)
Assets
Cash	$17,241,319	$20,481,168
Interest-bearing demand deposits	261,608	1,883,415

Cash and cash equivalents	17,502,927	22,364,583
Interest-bearing deposits	293,000	293,000
Investment securities available for sale	40,898,081	39,787,608
Loans held for sale	1,694,513	2,022,390
Loans	825,504,521	830,647,714
Allowance for loan losses	(8,029,389)	(8,100,349)

Net loans	817,475,132	822,547,365
Premises and equipment	14,561,631	14,169,464
Federal Home Loan Bank of Indianapolis stock, at cost	10,124,700	10,124,700
Investment in limited partnerships	4,588,787	4,605,898
Cash surrender value of life insurance	28,282,357	28,045,357
Foreclosed real estate	1,646,501	1,507,224
Interest receivable	3,908,492	3,897,903
Core deposit intangibles and goodwill	13,916,128	13,964,377
Deferred income tax benefit	3,915,754	3,817,287
Other assets	4,869,611	4,682,142

Total assets	$963,677,614	$971,829,298

Liabilities
Deposits
Non-interest-bearing	$45,213,715	$43,466,048
Interest bearing	659,763,244	641,087,825

Total deposits	704,976,959	684,553,873
Federal Home Loan Bank advances	156,084,473	186,007,669
Other borrowings	1,768,778	1,783,851
Advances by borrowers for taxes and insurance	3,100,253	1,837,586
Interest payable	1,945,408	1,623,287
Other liabilities	6,943,319	7,229,412

Total liabilities	874,819,190	883,035,678

Commitments and Contingent Liabilities
Stockholders’ Equity
Preferred stock, $.01 par value Authorized and unissued --- 5,000,000 shares
Common stock, $.01 par value Authorized --- 20,000,000 shares Issued and outstanding ---4,513,476 and 4,552,218 shares	45,135	45,522
Additional paid-in capital	33,650,178	33,889,584
Retained earnings	58,101,296	57,968,477
Accumulated other comprehensive income	(475,059)	(374,701)
Unearned employee stock ownership plan (ESOP) shares	(2,463,126)	(2,542,586)
Unearned recognition and retention plan (RRP) shares	—	(192,676)

Total stockholders’ equity	88,858,424	88,793,620

Total liabilities and stockholders’ equity	$963,677,614	$971,829,298

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended March 31

	2006	2005

Interest Income
Loans receivable, including fees	$13,023,466	$10,786,684
Investment seurities:
Mortgage-backed securities	106,275	130,310
Federal Home Loan Bank stock	120,000	84,798
Other investments	326,526	228,483
Deposits with financial institutions	12,247	6,570

Total interest income	13,588,514	11,236,845

Interest Expense
Passbook savings	76,874	39,746
Certificates of deposit	4,363,916	3,019,905
Daily Money Market accounts	187,118	165,507
Demand and NOW acounts	159,795	33,318
Federal Home Loan Bank advances	1,753,712	1,288,447
Other interest expense	15,606	15,606

Total interest expense	6,557,021	4,562,529

Net Interest Income	7,031,493	6,674,316
Provision for losses on loans	393,000	443,750

Net Interest Income After Provision for Loan Losses	6,638,493	6,230,566

Other Income
Service fee income	1,007,098	885,772
Net realized loss on sale of available-for-sale securities	0	(762)
Equity in gains (losses) of limited partnerships	11,563	(16,869)
Commissions	198,093	213,588
Net gains on sales of loans	97,005	79,301
Net servicing fees (expense)	36,769	69,867
Increase in cash surrender value of life insurance	237,000	265,000
Other income	76,330	40,469

Total other income	1,663,858	1,536,366

Other Expenses
Salaries and employee benefits	3,748,962	3,406,037
Net occupancy expenses	387,890	348,784
Equipment expenses	312,254	313,129
Data processing fees	217,621	194,120
Automated teller machine	178,627	160,304
Professional fees	258,464	210,083
Advertising and promotion	144,414	138,757
Other expenses	972,385	777,776

Total other expenses	6,220,617	5,548,990

Income Before Income Tax	2,081,734	2,217,942
Income tax expense	519,650	610,000

Net Income	$1,562,084	$1,607,942

Basic earnings per share	$0.37	$0.37
Diluted earnings per share	$0.36	$0.36
Dividends per share	$0.14	$0.13

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2006
(Unaudited)

	Common Stock					Accumulated Other Comprehensive Income
			Additional paid-in capital				Unearned ESOP shares	Unearned RRP shares
	Shares Outstanding	Amount		Comprehensive Income	Retained Earnings
									Total

Balances, December 31, 2005	4,552,218	$45,522	$33,889,584		$57,968,477	$(374,701)	$(2,542,586)	$(192,676)	$88,793,620
Comprehensive income
Net income for the period				$1,562,084	$1,562,084				1,562,084
Other comprehensive income, net of tax
Net unrealized losses on securities				(100,358)		(100,358)			(100,358)

Comprehensive income				$1,461,726

ESOP shares earned			90,918				79,460		170,378
Cash dividends ($.14 per share)					(637,357)				(637,357)
Reclassification of Unearned RRP shares to Additional paid-in capital			(192,676)					192,676	0
RRP shares earned			37,641						37,641
Stock repurchased and retired	(58,742)	(587)	(465,089)		(791,908)				(1,257,584)
Stock options exercised	20,000	200	289,800						290,000
Balances, March 31, 2006	4,513,476	$45,135	$33,650,178		$58,101,296	$(475,059)	$(2,463,126)	$0	$88,858,424

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2006	2005

Operating Activities
Net income	$1,562,084	$1,607,942
Items not requireing (providing) cash
Provision for loan losses	393,000	443,750
ESOP shares earned	170,378	190,938
RRP shares earned	37,641	64,125
Depreciation and amortization	640,535	748,780
Deferred income tax	(31,562)	(77,800)
Loans originated for sale	(4,376,634)	(4,415,030)
Proceeds from sales of loans held for sale	4,801,516	4,301,075
Gains on sales of loans held for sale	(97,005)	(79,301)
Change in
Interest receivable	(10,589)	(171,994)
Other assets	(234,514)	(879,165)
Interest payable	322,121	28,320
Other liabilities	(286,093)	1,087,707
Cash value of life insurance	(237,000)	(265,000)
Other adjustments	225,776	17,631

Net cash provided by operating activities	2,879,654	2,601,978

Investing Activities
Purchases of securities available for sale	(2,279,104)	(3,597,925)
Proceeds from matuities and paydowns of securities available for sale	900,501	1,149,331
Proceeds from sales of securities available fro sale	83,053	1,084,444
Net change in loans	3,823,373	(1,535,994)
Purchases of premises and equipment	(710,195)	(1,497,276)
Proceeds from real estate owned sales	213,792	28,717
Cash paid in acquisition, net	—	—
Other investing activities	25,168	(59,532)

Net cash provide by (used in) investing activities	2,056,588	(4,428,235)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	18,936,385	1,325,725
Certificates of deposits	1,486,701	(2,368,390)
Repayment of note payable	(30,679)	(30,679)
Proceeds from FHLB advances	100,500,000	80,200,000
Repayment of FHLB advances	(130,348,031)	(78,742,270)
Net change in advances by borrowers for taxes and insurance	1,262,667	716,920
Stock repurchased	(1,257,584)	(1,552,794)
Proceeds from stock options exercised	290,000	430,650
Cash dividends	(637,357)	(611,674)

Net cash used in financing activities	(9,797,898)	(632,512)

Net Change in Cash and Cash Equivalents	(4,861,656)	(2,458,769)
Cash and Cash Equivalents, Beginning of Year	22,364,583	19,743,376

Cash and Cash Equivalents, End of Year	$17,502,927	$17,284,607

Additional Cash Flows Information
Interest paid	$6,234,900	$4,534,209
Income tax paid	650,000	100,000
Transfers from loans to foreclosed real estate	522,009	238,817
Loans transferred to held for sale	—	—
Mortgage servicing rights capitalized	47,045	42,645

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The consolidated condensed financial statements include the accounts of MutualFirst Financial, Inc. (the “Company”), its wholly owned subsidiary, Mutual Federal Savings Bank, a federally chartered savings bank (“Mutual Federal”), and Mutual Federal’s wholly owned subsidiary, First MFSB Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2005 filed with the Securities and Exchange Commission.

The interim consolidated condensed financial statements at March 31, 2006 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2005 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings per share

Earnings per share were computed as follows: (Dollars in thousands except per share data)

	Three Months Ended March 31,

	2006			2005

	Income	Weighted- Average Shares	Per-Share Amount	Income	Weighted- Average Shares	Per-Share Amount

	(000’s)			(000’s)
Basic Earnings Per Share
Income available to common shareholders	$1,562	4,269,197	$0.37	$1,607	4,366,150	$0.37
Effect of Dilutive securities
Stock options and RRP grants		84,457			135,058

Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$1,562	4,353,654	$0.36	$1,607	4,501,208	$0.36

Note 3:  Accounting Changes

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 156.  This Statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

SFAS No. 156 requires an entity to initially recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract in other specific situations.

In addition, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

•

Amortization method-Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date.

•

Fair value measurement method-Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

SFAS No. 156 is effective at the beginning of an entity’s first fiscal year that begins after September 15, 2006, and should be applied prospectively for recognition and initial measurement of servicing assets and servicing liabilities.  Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.

The Company did not early adopt SFAS No. 156 on January 1, 2006.  The Company is currently evaluating the effect of adoption of this Statement on the Company’s financial condition or results of operations.

Note 4:  Change in Accounting Principle

The Company has a stock-based employee compensation plan, which is described in Notes of Financial Statements included in the December 31, 2005 Form 10-K Annual Report.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”).  SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards.  The Company has elected the modified prospective application and, as a result, has recorded no compensation expense related to vested stock options less estimated forfeitures for the three month period ended March 31, 2006, due to all options being fully vested as of December 31, 2005.

Prior to the adoptions of SFAS 123(R), the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Three Months Ended March 31, 2005

Net income, as reported	$1,607
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(26)

Pro forma net income	$1,581

Earnings per share:
Basic - as reported	$0.37
Basic - proforma	$0.36
Diluted - as reported	$0.36
Diluted - proforma	$0.35

Prior to the adoption of SFAS 123(R), unearned compensation related to restricted stock awards was classified as a separate component of stockholder’s equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006, the balance in unearned compensation was reclassified to additional paid-in capital on the balance sheet and the statement of stockholders equity.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

MutualFirst Financial, Inc., a Maryland corporation (the “Company”), was organized in September 1999.  On December 29, 1999, it acquired the common stock of Mutual Federal Savings Bank (“Mutual Federal”) upon the conversion of Mutual Federal from a federal mutual savings bank to a federal stock savings bank.

Mutual Federal was originally organized in 1889 and currently conducts its business from twenty full service offices located in Delaware, Randolph, Grant, and Kosciusko counties, Indiana, with its main office located in Muncie.   Mutual Federal’s principal business consists of attracting deposits from the general public and originating fixed and adjustable rate loans secured primarily by first mortgage liens on one- to four- family residential real estate as well as commercial real estate and loans on consumer goods.  Mutual Federal’s deposit accounts are insured by the Federal Deposit Insurance Corporation up to applicable limits.

Mutual Federal currently owns one subsidiary, First MFSB Corporation.  The assets of First MFSB Corporation consist of an investment in Family Financial Holdings Incorporated.  Family Financial is an ordinary Indiana corporation that provides debt cancellation products to financial institutions.

The following should be read in conjunction with the Management’s Discussion and Analysis in the Company’s December 31, 2005 Annual Report on Form 10-K.

Critical Accounting Policies

The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies presented on pages 67 to 70 of the Form 10-K  for the year ended December 31, 2005.  Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets, mortgage servicing rights and intangible assets.

Allowance for Loan Losses

The allowance for loan losses is a significant estimate that can and does change based on management’s assumptions about specific borrowers and current general economic and business conditions, among other factors.  Management reviews the adequacy of the allowance for loan losses on at least a quarterly basis.  The evaluation by management includes consideration of past loss experience, changes in the composition of the loan portfolio, the current condition and amount of loans outstanding, identified problem loans and the probability of collecting all amounts due.

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

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”) associated with loans originated and sold, where servicing is retained, are capitalized and included in other intangible assets in the consolidated balance sheet.  The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio.  Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests.  The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance.  Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans.  The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value.  For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates.  Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

Intangible Assets

The Company periodically assesses the impairment of its goodwill and the recoverability of its core deposit intangible.  Impairment is the condition that exists when the carrying amount of goodwill exceeds it implied fair value.  If actual external conditions and future operating results differ from the Company’s judgments, impairment and/or increased amortization charges may be necessary to reduce the carrying value of these assets to the appropriate value.

Forward Looking Statements

This quarterly report on Form 10-Q (“Form 10-Q”) contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements may appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the company, its directors or its officers primarily with respect to future events and the future financial performance of the company.  Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risk and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors.  The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences.  These factors include changes in interest rates; the loss of deposits and loan demand to competitors; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes.

The Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

The Company’s results of operations depend primarily on the level of net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and costs incurred with respect to interest-bearing liabilities, primarily deposits and borrowings. The structure of our interest-earning assets versus the structure of interest-bearing liabilities along with the shape of the yield curve has a direct impact on our net interest income.

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

Since 2000 it has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of consumer and commercial loans to total loans has increased from 35% at the end of 2000 to 44% currently. On the liability side of the balance sheet, the Company is employing strategies to increase the balance of core deposit accounts such as low cost checking and money market accounts. The percentage of core deposits to total deposits has increased from 33% to 36% over this time period. These are ongoing strategies that are dependent on current market conditions and competition.

During the first three months of 2006, in keeping with its strategic objective to reduce interest rate risk exposure, the Company also sold $4.7 million of long term fixed rate loans that had been held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $97,000 in the first three months of this year.

Recent increases in short-term interest rates, as a result of increases in the Federal Funds rate by the Board of Governors of the Federal Reserve System, without a corresponding increase in long-term interest rates will result in an increase in interest expense and a reduction in net interest income in 2006. The effect of the flattening yield curve is to increase our cost of funds at a faster rate than our yield on loans and investments, due to the longer-term nature of our interest earning assets. In 2006, as we increase our investment in business-related loans, which are considered to entail greater risks than one-to-four-family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses may increase to reflect this increased risk.

The Company converted to a public company at the end of 1999, and at the end of 2000 bought a $200 million thrift for stock. Since that time the Company has been buying back the Company’s stock to manage capital levels and enhance earnings per share. During the first three months of 2006, the Company used $1.3 million for this purpose, thereby reducing earning assets from where they otherwise would have been and correspondingly reducing net interest income.

On September 16, 2005 the Bank purchased certain assets totaling $106 million and   assumed certain liabilities totaling $96.6 million representing the operations of Fidelity Federal Savings Bank (“Fidelity”) located in Marion, Indiana for $20 million in cash. The assets purchased included residential real estate mortgage loans of $55.0 million, consumer loans of $14.0 million, commercial real estate loans of $9.2 million and commercial business loans of $3.6 million. The liabilities assumed included total deposits of $75.9 million (including $23.5 million core savings and transaction accounts) and Federal Home Loan Bank advances of $20.5 million.

Results of operations also depend upon the level of the Company’s non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses. In addition to the Fidelity acquisition, the Company expanded through the addition of a new branch office that opened in June 2005 located in Syracuse, Indiana in Kosciusko County and the recent purchase of land in Madison County in preparation for possible expansion towards the greater Indianapolis area. In addition, it is anticipated that construction will begin on a new branch in Elkhart County later in the year. The Company also continues to work toward the development of an Investment Management and Private Banking Division in order to better service clients with more specialized financial needs. The intent of all these initiatives is to increase income over the long term. However, on a short term basis, expenses relating to the new branches and a new division will have the affect of increasing non-interest expense with no immediate offsetting income.

Financial Condition

Assets totaled $963.7 million at March 31, 2006, a decrease from December 31, 2005 of $8.2 million, or .8%. Gross loans, excluding loans held for sale, decreased $5.1 million, or .6%.  Consumer loans decreased $1.2 million or .6%, and commercial loans decreased $1.6 million, or 1.2%, while residential mortgage loans held in the portfolio decreased $4.4 million, or .9%. Residential mortgage loans held for sale decreased $327,000 and mortgage loans sold during the quarter totaled $4.7 million compared to $4.3 million sold in the first quarter of last year. First quarter seasonality (traditionally lower loan production activity) and higher than normal paydowns are the primary reasons for the decreased loan balances. Currently, loan production in all types is increasing from levels in the first quarter, which indicates an improved second quarter for loan growth. Investment securities available for sale increased $1.1 million or 2.8% in order to maintain liquidity targets set by the Board of Directors.

Premises and equipment increased $392,000 or 2.8% due to the purchase of land for the purpose of building a branch office in Madison County in the yet to be determined future.

Allowance for loan losses was $8.0 million at March 31, 2006, which is $71,000 less than the level at December 31, 2005. Net charge-offs for the quarter ended March 31, 2006 were $464,000 or .22% of average loans on an annualized basis compared to $574,000, or .32% of average loans for the comparable period in 2005. As of March 31, 2006, the allowance for loan losses as a percentage of non-performing loans and total loans was 124.7% and .97%, respectively, compared to 109.7% and .98%, respectively at December 31, 2005.

Total deposits were $705.0 million at March 31, 2006, an increase of $20.4 million, or 3.0% from the level at December 31, 2005. This increase was due primarily to growth in core demand and savings deposits of $21.7 million, growth in retail certificates of deposit of $7.5 million and increased brokered deposits of $2.7 million. These increases were partially offset by decreases in public funds of $10.0 million and money market accounts of $1.5 million. These public deposits are continuously bid out by the various public entities in our markets and the loss of deposits in the first quarter is more cyclical in nature and does not represent a loss of accounts. The increase in deposits and reduction in loan balances has enabled us to reduce borrowings in the first quarter of 2006 by $29.9 million to $157.9 million or 16.0% at March 31, 2006 from $187.8 million at December 31, 2005 due to the payment of several maturing and variable rate overnight FHLB advances.

Stockholders’ equity was $88.9 million at March 31, 2006, an increase of $65,000, or .1% from December 31, 2005. Net income of $1.6 million, Employee Stock Ownership Plan (ESOP) shares earned of $170,000, RRP shares earned of $38,000 and options exercised netting $290,000 were partially offset by the repurchase of 59,000 shares of common stock for $1.3 million and dividend payments of $637,000. Also, unrealized loss on securities available for sale increased $100,000 from $375,000 at December 31, 2005 to $475,000 at March 31, 2006.

Comparison of the Operating Results for the Three Months Ended March 31, 2006 and 2005

Net income for the first quarter ended March 31, 2006 was $1.6 million, or $0.37 for basic and $0.36 for diluted earnings per share, the same as the first quarter in 2005. Annualized return on assets was .65% and return on average tangible equity was 8.32% for the first quarter of 2006 compared to .77% and 7.39% respectively, for the same period last year.

Net interest income before the provision for loan losses increased $357,000 or 5.3% from $6.7 million for the three months ended March 31, 2005 to $7.0 million for the three months ended March 31, 2006. The primary reason for the increase was the $109.2 million, or 14.2%, increase in average interest earning assets (mainly due to the Fidelity Federal purchase in September 2005), which was partially offset by a 27 basis point decrease in the net interest margin, reflecting the Bank’s liability sensitive nature and the continuing increase in short term interest rates.

The provision for loan losses for the first quarter of 2006 was $393,000, down from $444,000 for last year’s comparable period. This decrease was due to decreased net charge-offs, improving delinquency trends and lower loan balances. Non-performing loans to total loans at March 31, 2006 were .79% compared to .90% at December 31, 2005.  Non-performing assets to total assets were .94% at March 31, 2006 compared to 1.03% at December 31, 2005.

Non-interest income increased $128,000 to $1.7 million for the three months ended March 31, 2006 compared to $1.5 million for the same period in 2005. The increase was primarily due to increased service fees on transaction accounts.

Non-interest expense increased $672,000 or 12.1% to $6.2 million for the three months ended March 31, 2006 compared to $5.5 million for the same period in 2005. The increase was due primarily to increased salaries and benefits, which increased $343,000 due to annual salary adjustments, increased health insurance costs and increased staffing for the two new branches opened in 2005. Professional fees increased $48,000, primarily due to costs related to regulatory compliance requirements. Other expenses increased $194,000, primarily due to a $60,000 increase in real estate owned (REO) expenses due to more repossessed properties, and other general and administrative expense increases related to the opening of the new branches.

Income tax expense decreased $90,000 for the three months ended March 31, 2006 compared to the same period in 2005 due to less taxable income. The effective tax rate decreased from 27.5% to 25.0% due to an increased percentage of low income housing tax credits to taxable income when comparing the first quarter of 2005 and the first quarter of 2006, respectively.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year.  As of March 31, 2006, Mutual Federal had liquid assets of $59.2 million and a liquidity ratio of 6.87%. It is anticipated that this level of liquidity will be adequate for the remainder of 2006.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Presented below as of March 31, 2006 and 2005 is an analysis of Mutual Federal’s interest rate risk as measured by changes in Mutual Federal’s net portfolio value (“NPV”) assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments.

March 31, 2006

Net Portfolio Value

				NPV as % of PV of Assets

Changes In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+200 bp	70,619	-25,808	-27%	7.56%	-237 bp
+100 bp	84,163	-12,264	-13%	8.83%	-110 bp
0 bp	96,427			9.93%
-100 bp	104,687	8,260	9%	10.62%	+69 bp
-200 bp	105,548	9,122	9%	10.62%	+69 bp

March 31, 2005

Net Portfolio Value

				NPV as % of PV of Assets

Changes In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+200 bp	91,022	-17,598	-16%	10.90%	-164 bp
+100 bp	101,526	-7,094	-7%	11.93%	-62 bp
0 bp	108,619			12.55%
-100 bp	113,926	5,307	5%	13.00%	+45 bp
-200 bp	106,614	-2,006	-2%	12.17%	-38 bp

The analysis at March 31, 2006, indicates that there have been no material changes in market interest rates for Mutual Federal’s interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company’s Form 10-K for the period ended December 31, 2005.

ITEM - 4 Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(c) under the Securities Exchange Act of 1934 (the “Act”) was carried out, as of March 31, 2006, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Act) that occurred during the quarter ended March 31, 2006, that has materially affected, or is likely to materially affect our internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds

On December 22, 2004 the Company’s Board of Directors authorized management to repurchase an additional 10% of the Company’s outstanding stock, or approximately 470,000 shares over a twelve-month period.  Information on the shares purchased during the first quarter of 2006 is as follows:

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maxiumum Number of Shares that May Yet Be Purchased Under the Plan

				304,569	(1)
January 1, 2006 - January 31, 2006				304,569
February 1, 2006 - February 28, 2006	35,000	21.70	35,000	269,569
March 1, 2006 - March 31, 2006	23,742	20.98	23,742	245,827

	58,742	$21.41	58,742

(1) Amount represents the number of shares available to be repurchased under the plan as of December 31, 2005

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

	(a)	Exhibits

Exhibit 31.1 – Rule 13a – 14(a) Certification – Chief Executive Officer

Exhibit 31.2 – Rule 13a – 14(a) Certification – Chief Financial Officer

Exhibit 32 – Section 1350 - Certificate of the Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MutualFirstFinancial, Inc.

Date: May 10, 2006	By:	/s/ David W. Heeter

David W. Heeter
President and Chief Executive Officer

Date: May 10, 2006	By:	/s/ Timothy J. McArdle

Timothy J. McArdle
Senior Vice President and Treasurer