Form 10-Q
period 2006-06-30
MUTUALFIRST FINANCIAL INC
filed 2006-08-09
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______

Commission File Number:   000-27905

MutualFirst Financial, Inc.

(Exact Name of registrant specified in its charter)

Maryland	35-2085640

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

The number of shares of the Registrant’s common stock, with $.01 par value, outstanding as of August 8, 2006 was 4,365,620.

FORM 10 – Q
MutualFirst Financial, Inc.

PART 1    FINANCIAL INFORMATION
ITEM 1.    Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	June 30, 2006	December 31, 2005

	(Unaudited)
Assets
Cash	$18,584,178	$20,481,168
Interest-bearing demand deposits	1,479,392	1,883,415

Cash and cash equivalents	20,063,570	22,364,583
Interest-bearing deposits	293,000	293,000
Investment securities available for sale	40,612,843	39,787,608
Loans held for sale	3,335,994	2,022,390
Loans	837,125,506	830,647,714
Allowance for loan losses	(8,177,369)	(8,100,349)

Net loans	828,948,137	822,547,365
Premises and equipment	14,289,184	14,169,464
Federal Home Loan Bank of Indianapolis stock, at cost	10,256,300	10,124,700
Investment in limited partnerships	4,546,675	4,605,898
Cash surrender value of life insurance	28,549,357	28,045,357
Foreclosed real estate	1,360,894	1,507,224
Interest receivable	3,616,119	3,897,903
Core deposit intangibles and goodwill	13,891,253	13,964,377
Deferred income tax benefit	3,980,658	3,817,287
Other assets	5,136,908	4,682,142

Total assets	$978,880,892	$971,829,298

Liabilities
Deposits
Non-interest-bearing	$47,082,752	$43,466,048
Interest bearing	637,228,699	641,087,825

Total deposits	684,311,451	684,553,873
Federal Home Loan Bank advances	193,345,249	186,007,669
Other borrowings	1,784,384	1,783,851
Advances by borrowers for taxes and insurance	2,171,302	1,837,586
Interest payable	1,930,549	1,623,287
Other liabilities	7,161,965	7,229,412

Total liabilities	890,704,900	883,035,678

Commitments and Contingent Liabilities
Stockholders’ Equity
Preferred stock, $.01 par value
Authorized and unissued --- 5,000,000 shares
Common stock, $.01 par value
Authorized --- 20,000,000 shares
Issued and outstanding ---4,440,620 and 4,552,218 shares	44,406	45,522
Additional paid-in capital	33,240,443	33,889,584
Retained earnings	57,816,493	57,968,477
Accumulated other comprehensive income	(541,684)	(374,701)
Unearned employee stock ownership plan (ESOP) shares	(2,383,666)	(2,542,586)
Unearned recognition and retention plan (RRP) shares	—	(192,676)

Total stockholders’ equity	88,175,992	88,793,620

Total liabilities and stockholders’ equity	$978,880,892	$971,829,298

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005

Interest Income
Loans receivable, including fees	$13,304,483	$11,014,590	$26,327,949	$21,801,273
Investment seurities:
Mortgage-backed securities	115,587	128,087	221,862	258,397
Federal Home Loan Bank stock	124,825	81,043	244,825	165,842
Other investments	352,202	275,549	678,728	504,032
Deposits with financial institutions	14,615	7,195	26,862	13,765

Total interest income	13,911,712	11,506,464	27,500,226	22,743,309

Interest Expense
Passbook savings	77,705	67,942	154,579	107,689
Certificates of deposit	4,575,898	3,188,931	8,939,815	6,208,836
Daily Money Market accounts	173,246	192,651	360,363	358,158
Demand and NOW acounts	331,161	40,120	490,955	73,437
Federal Home Loan Bank advances	1,984,551	1,309,574	3,738,263	2,598,021
Other interest expense	15,606	15,606	31,212	31,212

Total interest expense	7,158,167	4,814,824	13,715,187	9,377,353

Net Interest Income	6,753,545	6,691,640	13,785,039	13,365,956
Provision for losses on loans	525,000	443,750	918,000	887,500

Net Interest Income After Provision for Loan Losses	6,228,545	6,247,890	12,867,039	12,478,456

Other Income
Service fee income	1,112,769	990,070	2,119,867	1,875,842
Net realized loss on sale of available-for-sale securities	0	0	0	(762)
Equity in losses of limited partnerships	(13,437)	(9,369)	(1,875)	(26,239)
Commissions	154,357	341,190	352,450	554,779
Net gains on sales of loans	96,255	123,977	193,261	203,278
Net servicing fees (expense)	5,180	(7,244)	41,948	62,623
Increase in cash surrender value of life insurance	267,000	250,000	504,000	515,000
Other income	54,950	29,210	131,281	69,679

Total other income	1,677,074	1,717,834	3,340,932	3,254,200

Other Expenses
Salaries and employee benefits	3,626,434	3,379,867	7,375,396	6,785,904
Net occupancy expenses	328,309	321,806	716,198	670,590
Equipment expenses	308,834	307,558	621,088	620,688
Data processing fees	214,152	201,607	431,773	395,728
Automated teller machine	194,364	160,611	372,991	320,915
Professional fees	232,963	231,081	491,427	441,164
Advertising and promotion	298,061	193,527	442,476	332,283
Other expenses	1,018,247	838,213	1,990,632	1,615,988

Total other expenses	6,221,364	5,634,270	12,441,981	11,183,260

Income Before Income Tax	1,684,255	2,331,454	3,765,990	4,549,396
Income tax expense	336,800	642,250	856,450	1,252,250

Net Income	$1,347,455	$1,689,204	$2,909,540	$3,297,146

Basic earnings per share	$0.32	$0.39	$0.68	$0.76
Diluted earnings per share	$0.31	$0.38	$0.67	$0.74
Dividends per share	$0.14	$0.13	$0.28	$0.26

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2006
(Unaudited)

	Common Stock		Additional paid-in capital

	Shares Outstanding	Amount		Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP shares	Unearned RRP shares	Total

Balances, December 31, 2005	4,552,218	$45,522	$33,889,584		$57,968,477	$(374,701)	$(2,542,586)	$(192,676)	$88,793,620
Comprehensive income
Net income for the period				$2,909,540	$2,909,540				2,909,540
Other comprehensive income, net of tax
Net unrealized losses on securities				(166,983)		(166,983)			(166,983)

Comprehensive income				$2,742,557

ESOP shares earned			173,869				158,920		332,789
Cash dividends ($.28 per share)					(1,218,611)				(1,218,611)
Reclassification of Unearned RRP shares to Additional paid-in capital			(192,676)					192,676	0
RRP shares earned			75,282						75,282
Stock repurchased and retired	(137,598)	(1,376)	(1,082,356)		(1,842,913)				(2,926,645)
Stock options exercised	26,000	260	376,740						377,000
Balances, June 30, 2006	4,440,620	$44,406	$33,240,443		$57,816,493	$(541,684)	$(2,383,666)	$0	$88,175,992

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2006	2005

Operating Activities
Net income	$2,909,540	$3,297,146
Items not requiring (providing) cash
Provision for loan losses	918,000	887,500
ESOP shares earned	332,789	370,433
RRP shares earned	75,282	128,250
Depreciation and amortization	1,293,976	1,530,372
Deferred income tax	(52,049)	(70,165)
Loans originated for sale	(12,663,431)	(9,131,315)
Proceeds from sales of loans held for sale	11,543,088	12,247,743
Gains on sales of loans held for sale	(193,261)	(203,278)
Change in
Interest receivable	281,784	(328,204)
Other assets	(568,264)	(1,503,863)
Interest payable	307,262	(115,250)
Other liabilities	(67,447)	835,213
Cash value of life insurance	(504,000)	(515,000)
Other adjustments	550,835	148,660

Net cash provided by operating activities	4,164,104	7,578,242

Investing Activities
Purchases of securities available for sale	(3,560,872)	(8,412,749)
Proceeds from matuities and paydowns of securities available for sale	2,261,590	4,459,637
Proceeds from sales of securities available fro sale	154,840	1,155,010
Net change in loans	(8,960,183)	(19,882,294)
Purchases of premises and equipment	(900,274)	(1,998,078)
Proceeds from real estate owned sales	840,777	131,304
Other investing activities	(81,265)	(261,765)

Net cash used in investing activities	(10,245,387)	(24,808,935)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	15,690,593	(10,539,160)
Certificates of deposits	(15,933,015)	16,476,608
Repayment of note payable	(30,679)	(30,679)
Proceeds from FHLB advances	257,750,000	185,800,000
Repayment of FHLB advances	(250,262,089)	(173,651,583)
Net change in advances by borrowers for taxes and insurance	333,716	211,022
Stock repurchased	(2,926,645)	(3,273,201)
Proceeds from stock options exercised	377,000	584,350
Cash dividends	(1,218,611)	(1,217,764)

Net cash provided by financing activities	3,780,270	14,359,593

Net Change in Cash and Cash Equivalents	(2,301,013)	(2,871,100)
Cash and Cash Equivalents, Beginning of Year	22,364,583	19,743,376

Cash and Cash Equivalents, End of Year	$20,063,570	$16,872,276

Additional Cash Flows Information
Interest paid	$13,407,925	$9,492,603
Income tax paid	1,050,000	1,880,366
Transfers from loans to foreclosed real estate	936,779	382,248
Mortgage servicing rights capitalized	113,498	121,622

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

The interim consolidated condensed financial statements at June 30, 2006 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2005 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2 -- Earnings per share

Earnings per share were computed as follows: (Dollars in thousands except per share data)

	Three Months Ended Ended June 30,

	2006			2005

	Income	Weighted- Average Shares	Per-Share Amount	Income	Weighted- Average Shares	Per-Share Amount

	(000’s)			(000’s)
Basic Earnings Per Share
Income available to common shareholders	$1,347	4,227,308	$0.32	$1,689	4,352,236	$0.39
Effect of Dilutive securities
Stock options and RRP grants		76,346			111,878

Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$1,347	4,303,654	$0.31	$1,689	4,464,114	$0.38

	Six Months Ended Ended June 30,

	2006			2005

	Income	Weighted- Average Shares	Per-Share Amount	Income	Weighted- Average Shares	Per-Share Amount

	(000’s)			(000’s)
Basic Earnings Per Share
Income available to common shareholders	$2,910	4,248,603	$0.68	$3,297	4,359,063	$0.76
Effect of Dilutive securities
Stock options and RRP grants		82,311			123,889

Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$2,910	4,330,914	$0.67	$3,297	4,482,952	$0.74

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”).  SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards.  The Company has elected the modified prospective application and, as a result, has recorded no compensation expense related to vested stock options less estimated forfeitures for the three or six month period ended June 30, 2006, due to all options being fully vested as of December 31, 2005.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as reported	$1,689	$3,297
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(26)	(52)

Pro forma net income	$1,663	$3,245

Earnings per share:
Basic - as reported	$0.39	$0.76
Basic - proforma	$0.38	$0.74
Diluted - as reported	$0.38	$0.74
Diluted - proforma	$0.37	$0.72

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

Mutual Federal was originally organized in 1889 and currently conducts its business from twenty full service offices located in Delaware, Randolph, Grant, and Kosciusko counties, Indiana, with its main office located in Muncie.   Mutual Federal’s principal business consists of attracting deposits from the general public and originating fixed and variable rate loans secured primarily by first mortgage liens on residential and commercial real estate, consumer goods, and business assets.  Mutual Federal’s deposit accounts are insured by the Federal Deposit Insurance Corporation up to applicable limits.

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

Historically, our interest-earning assets have been longer term in nature (i.e. fixed-rate mortgage loans) and interest-bearing liabilities have been shorter term (i.e. certificates of deposit, regular savings accounts, NOW accounts etc). This structure would impact net interest income favorably in a decreasing rate environment, assuming a normally shaped yield curve, as the rates on interest bearing liabilities would decrease more rapidly than rates on the interest earning assets.  Conversely, in an increasing rate environment, assuming a normally shaped yield curve, net interest income would be impacted unfavorably as rates on interest earning assets would increase at a slower rate than rates on interest bearing liabilities.

Since 2000 it has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of consumer and commercial loans to total loans has increased from 35% at the end of 2000 to 44% at June 30, 2006. On the liability side of the balance sheet, the Company is employing strategies to increase the balance of core deposit accounts such as low cost checking and money market accounts. The percentage of core deposits to total deposits has remained at 33% over this time period primarily due to the recent acquisition of Fidelity Federal which had a lower percentage of core deposits. These are ongoing strategies that are dependent on current market conditions and competition.

During the first six months of 2006, in keeping with its strategic objective to reduce interest rate risk exposure, the Company also sold $11.3 million of long term fixed rate loans that had been held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $193,000 in the first six months of this year.

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

The Company converted to a public company at the end of 1999, and at the end of 2000 bought a $200 million thrift for stock. Since that time the Company has been buying back the Company’s stock to manage capital levels and enhance earnings per share. During the first six months of 2006, the Company used $2.9 million for this purpose, thereby reducing earning assets from where they otherwise would have been and correspondingly reducing net interest income.

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

In addition, the Bank announced in May 2006 that it had entered into a definitive agreement to purchase assets of approximately $10.1 million and assume liabilities of approximately $12.7 million representing the Winchester, Wabash and Warsaw offices owned by First Financial Bank, NA, which are operated as branches of Community First Bank and Trust (“First Financial”).  We plan to consolidate First Financial’s Warsaw office into the Bank’s Warsaw office and the Bank’s supermarket branch in Winchester into First Financial’s office in Winchester.  First Financial’s Wabash office will continue as a separate branch of the Bank.  The purchase of First Financial’s offices has been approved by all necessary regulatory bodies and should be accretive to income in the quarter immediately following closing due to substantial cost saves.  The transaction is expected to close on August 18, 2006.

Results of operations also depend upon the level of the Company’s non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses. In addition to the Fidelity acquisition, the Company expanded through the addition of a new branch office that opened in June 2005 located in Syracuse, Indiana in Kosciusko County and the recent purchase of land in Madison County in preparation for possible expansion towards the greater Indianapolis area. In addition, it is anticipated that construction will begin on a new branch in Elkhart County later in the year. The Company also continues to work toward the development of an Investment Management and Private Banking Division in order to better service clients with more specialized financial needs. The intent of all these expansion transactions is to increase income over the long term. However, on a short term basis, expenses relating to the new branches and a new division will have the affect of increasing non-interest expense with no immediate offsetting income.

Financial Condition

Assets totaled $978.9 million at June 30, 2006, an increase from December 31, 2005 of $7.1 million, or .7%. Gross loans, excluding loans held for sale, increased $6.4 million or .8%.  Consumer loans increased $8.3 million, or 3.9%, and commercial business loans increased $3.9 million, or 6.0%, while residential and commercial real estate loans held in the portfolio decreased $6.4 million, furthering our strategy to reduce the percentage of real estate mortgage loans to total loans.  Mortgage loans held for sale increased $1.3 million and mortgage loans sold during the first half of 2006 totaled $11.3 million. Second quarter seasonality (traditionally higher loan production activity) is the primary reasons for the increased loan balances. Mortgage loan production increased $17.0 million from the first to the second quarter in 2006, however when comparing the first half of 2006 to the first half of 2005 mortgage loan production fell $5.9 million, or 9.1%, primarily due to higher market interest rates. Consumer loan production increased $10.6 million, or 88.7% from the first to the second quarter in 2006 and increased $8.7 million, or 33.7% when comparing the first half of 2006 to the first half of 2005, as demand for loans on recreational vehicles, boats and for home improvements was steady. Commercial business loan production increased $16.4 million, or 283.7% from the first to the second quarter in 2006 and decreased $3.5 million, or 11.2% when comparing the first half of 2006 to the first half of 2005 primarily due to a slow first quarter. Commercial business loan production was up $6.9 million, or 43.6% when comparing the second quarter of 2006 to that of 2005.  Investment securities available for sale increased $825,000 or 2.1% in order to maintain liquidity targets set by the Board of Directors.

Premises and equipment increased $120,000 or .8% due to the purchase of land for the purpose of building a branch office in Madison County in the yet to be determined future. The land purchase was partially offset by normal depreciation.

Allowance for loan losses increased $77,000 to $8.2 million when comparing December 31, 2005 to June 30, 2006.  Net charge offs for the first half of 2006 were $841,000 or .20% of average loans on an annualized basis compared to $846,000, or .23% of average loans for the comparable period in 2005. A large portion of the net charge offs in the second quarter of 2006 was related to a $300,000 write-down of a $623,000 commercial business loan on a property and business located Muncie, Indiana. The loan is in default and the value of the real estate and business is not sufficient to pay off the total debt. As of June 30, 2006 the allowance for loan losses as a percentage of loans receivable and non-performing loans was .98% and 122.91%, respectively.

Total deposits were $684.3 million at June 30, 2006 a small decrease from $684.6 at December 31, 2005. Increases in core demand and savings accounts of $29.9 million and brokered deposits of $2.7 million were offset by reductions in public deposits of $21.8 million and daily money market account’s of $11.0 million. A new market rate checking account was introduced during the second quarter. The account pays an interest rate (indexed to the fed funds rate) that is tiered based on the balance of the checking account. The higher the balance the higher the interest rate paid. As of June 30, 2006 the balance in this account was $21.9 million. Total borrowings increased $7.3 million to $195.1 million at June 30, 2006 from $187.8 million at December 31, 2005 to help fund loan growth and stock repurchases..

Stockholders’ equity decreased $618,000, or .7%, from $88.8 million at December 31, 2005, to $88.2 million at June 30, 2006.  The decrease was due primarily to the repurchase of 139,000 shares of common stock for $2.9 million and dividend payments of $1.2 million.  This decrease was partially offset by net income of $2.9 million, Employee Stock Ownership Plan (ESOP) shares earned of $333,000, and RRP shares earned of $75,000.  Also, the market value of securities available for sale compared to their book value decreased $167,000 from a loss of $375,000 at December 31, 2005 to a loss of $542,000 at June 30, 2006.

Comparison of the Operating Results for the Three Months Ended June 30, 2006 and 2005

Net income for the second quarter ended June 30, 2006 was $1.3 million, or $.32 for basic and $.31 for diluted earnings per share.  This compared to net income for the comparable period in 2005 of $1.7 million, or $.39 for basic and $.38 for diluted earnings per share.  Annualized return on assets was .56% and return on tangible equity was 7.18% for the second quarter of 2006 compared to .80% and 7.77% respectively, for the same period last year.

Net interest income before the provision for loan losses increased $61,000 from $6.7 million for the three months ended June 30, 2005 to $6.8 million for the three months ended June 30, 2006. The primary reason for the improvement was due to a $108.9 million, or 14.0% increase in average interest earning assets (mainly due to the Fidelity Federal purchase in September of 2005), partially offset by a 40 basis point decrease in the net interest margin reflecting the Bank’s liability sensitive nature, as short term interest rates continued to rise.

The provision for loan losses for the second quarter of 2006 was $525,000, compared to $444,000 for last year’s comparable period. The increase was due primarily to higher non-performing loans and higher loan portfolio balances (mainly due to the Fidelity Federal purchase in September of 2005). Non-performing loans to total loans at June 30, 2006 were .79% compared to .70% at June 30, 2005.   Non-performing assets to total assets were .90% at June 30, 2006 compared to .76% at June 30, 2005. It should be noted that, subsequent to June 30, 2006 and prior to the filing date of this report, a non-performing loan in the amount of approximately $1.9 million was paid in full.

Non-interest income was basically unchanged at $1.7 million for the three months ended June 30, 2006 compared to the same period in 2005. Increases in service fees on transaction accounts of $123,000, or 12.4% were offset by a reduction in commission income on annuity and mutual fund sales as short term interest rates have risen making these products less competitive.

Non-interest expense increased $587,000 or 10.4% to $6.2 million for the three months ended June 30, 2006 compared to $5.6 million for the same period in 2005. The increase was due primarily to increased salaries and benefits which were up $246,000 due to annual salary adjustments, increased health insurance costs and increased staffing for two new branches opened; one in May of 2005 and the other with the purchase of Fidelity Federal in September of 2005. Marketing expenses were up $105,000 primarily due to a new branding campaign designed to more clearly communicate our strategic position. Other expenses increased $180,000 due to increased professional fees primarily related to regulatory compliance requirements and legal costs related to REO, increased REO expenses (other than legal costs) resulting from more repossessed properties, and other general and administrative expense increases related to the opening of the previously mentioned new branches. On a linked quarter basis non-interest expense was flat at $6.2 million.

Income tax expense decreased $305,000 for the three months ended June 30, 2006 compared to the same period in 2005 due to less taxable income. The effective tax rate decreased from 27.5% to 20.0% due to an increased percentage of low income housing tax credits to taxable income when comparing the second quarter of 2006 to the second quarter of 2005.

Comparison of the Operating Results for the Six-Months Ended June 30, 2006 and 2005.

Net income for the six months ended June 30, 2006 was $2.9 million or $.68 for basic and $.67 for diluted earnings per share. This compared to net income for the comparable period in 2005 of $3.3 million or $.76 for basic and $.74 for diluted earnings per share. The primary reason for the decrease was a shrinking net interest margin brought on by increased short term interest rates.  Annualized return on average assets was .60% and return on average tangible equity was 7.75% for the first half of 2006 compared to .78% and 7.62% respectively, for the same period last year.

Net interest income before the provision for loan losses increased $419,000 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The primary reason for the increase was due to a $109.0 million, or 14.1% increase in average interest earning assets (mainly due to the Fidelity Federal purchase in September of 2005), partially offset by a 33 basis point decrease in the net interest margin reflecting the Bank’s liability sensitive nature, as short term interest rates continued to rise.

The provision for loan losses for the first half of 2006 was $918,000, compared to $888,000 for last year’s comparable period. The increase was due to higher non-performing loans at the end of the period compared to a year ago. Non-performing loans to total loans at June 30, 2006 were .79% compared to .70% at June 30, 2005.   Non-performing assets to total assets were .90% at June 30, 2006 compared to .76% at June 30, 2005. As previously noted, subsequent to June 30, 2006 and prior to the filing date of this report, a non-performing loan in the amount of approximately $1.9 million was paid in full. Had this loan been paid as of June 30, 2006, the non-performing loans to total loans would have been .57% and non-performing assets to total assets would have been .71%.

For the six month period ended June 30, 2006 non-interest income has remained flat at $3.3 million compared to the same period in 2005. Increases in service fees on transaction accounts of $244,000, or 13.0% and other income increases of $62,000 (primarily increased gains on sale of REO) were offset by a reduction in commission income on annuity and mutual fund sales as short term interest rates have risen making these products less competitive. Also, income from gain on sale of loans and loan servicing fees were down $31,000 when comparing the first six months of 2006 to those of 2005 primarily due to lower mortgage loan production in the 2006 period.

Non-interest expense increased $1.2 million or 11.3% to $12.4 million for the six months ended June 30, 2006 compared to $11.2 million for the same period in 2005. The increase was due primarily to increased salaries and benefits which were up $589,000 due to annual salary adjustments, increased health insurance costs and increased staffing for two new branches opened; one in May of 2005 and the other with the purchase of Fidelity Federal in September of 2005. Marketing expenses were up $110,000 primarily due to a new branding campaign designed to more clearly communicate our strategic position. Other expenses increased $375,000 due to increased professional fees primarily related to regulatory compliance requirements and legal costs related to REO, increased REO expenses (other than legal costs) due to more repossessed properties, and other general and administrative expense increases primarily related to the opening of the new branches.

For the six-month period ended June 30, 2006, income tax expense decreased $396,000 compared to the same period in 2005. The decrease was due primarily to decreased taxable income. The effective tax rate decreased from 27.5% to 22.7% due to an increased percentage of low income housing tax credits to taxable income when comparing the first half of 2006 to the first half of 2005.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year.  As of June 30, 2006, Mutual Federal had liquid assets of $60.5 million and a liquidity ratio of 6.94%. It is anticipated that this level of liquidity will be adequate for the remainder of 2006.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Presented below as of June 30, 2006 and 2005 is an analysis of Mutual Federal’s interest rate risk as measured by changes in Mutual Federal’s net portfolio value (“NPV”) assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments.

June 30, 2006

Net Portfolio Value

				NPV as % of PV of Assets

Changes In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	52,500	-45,832	-47%	5.89%	-440 bp
+200 bp	68,204	-30,128	-31%	7.48%	-281 bp
+100 bp	83,485	-14,847	-15%	8.94%	-135 bp
0 bp	98,332			10.29%
-100 bp	111,179	12,847	13%	11.38%	109 bp
-200 bp	117,805	19,473	20%	11.86%	157 bp
-300 bp	121,809	23,477	24%	12.08%	179 bp

June 30, 2005

Net Portfolio Value

						NPV as % of PV of Assets

Changes In Rates	$ Amount		$ Change		% Change	NPV Ratio	Change

+300 bp	67,887		-32,857		-33%	8.54%	-322 bp
+200 bp	79,692		-21,052		-21%	9.78%	-198 bp
+100 bp	91,196		-9,548		-9%	10.91%	-85 bp
0 bp	100,744					11.76%
-100 bp	103,803		3,059		3%	11.90%	14 bp
-200 bp	99,545		-1,199		-1%	11.27%	-49 bp
-300 bp	n/m	(1)	n/m	(1)	n/m (1)	n/m (1)	n/m	(1)

(1)	Not meaningful because some market rates would compute to a zero rate or less.

The analysis at June 30, 2006, indicates that there have been no material changes in market interest rates for Mutual Federal’s interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company’s Form 10-K for the period ended December 31, 2005.

ITEM - 4 Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(c) under the Securities Exchange Act of 1934 (the “Act”) was carried out, as of March 31, 2006, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Act) that occurred during the quarter ended June 30, 2006, that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

On December 22, 2004 the Company’s Board of Directors authorized management to repurchase an additional 10% of the Company’s outstanding stock, or approximately 470,000 shares over a twelve-month period.  Information on the shares purchased during the Second Quarter of 2006 is as follows:

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

				245,827	(1)
April 1, 2006 - April 30, 2006	—		—	245,827
May 1, 2006 - May 31, 2006	34,500	21.09	34,500	211,327
June 1, 2006 - June 30, 2006	41,867	20.75	41,867	169,460

	76,367	$20.90	76,367

(1)	Amount represents the number of shares available to be repurchased under the plan as of March 31, 2006

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

The following is a record of the votes cast at the Company’s Annual Meeting of Stockholders held on April 26, 2006 in the election of directors of the Company:

	FOR	VOTE WITHHELD

Patrick C. Botts	3,158,926	42,879
William V. Hughes	3,159,357	42,448
Jerry D. McVicker	3,156,561	45,244
R. Donn Roberts	3,158,926	42,879
James D. Rosema	3,165,162	36,643
Lynne D. Richardson	3,165,055	36,750

Accordingly, the individuals named above, were declared to be duly elected directors of the Company for terms to expire in 2009.

The following is a record of the votes cast for the proposal to ratify the appointment of BKD,LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006.

FOR	3,200,063
AGAINST	667
ABSTAIN	1,075

Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Corporation.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

MutualFirstFinancial, Inc.

Date: August 9, 2006	By:	/s/ David W. Heeter

David W. Heeter
President and Chief Executive Officer

Date: August 9, 2006	By:	/s/ Timothy J. McArdle

Timothy J. McArdle
Senior Vice President and Treasurer