Form 10-Q
period 2006-09-30
MUTUALFIRST FINANCIAL INC
filed 2006-11-09
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2006 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM - TO

Commission File Number:   000-27905

MutualFirst Financial, Inc.
(Exact Name of registrant specified in its charter)

Maryland	35-2085640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of the Registrant’s common stock, with $.01 par value, outstanding as of November 9, 2006 was 4,365,340

FORM 10 – Q
MutualFirst Financial, Inc.

PART 1     FINANCIAL INFORMATION
ITEM 1.      Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	September 30, 2006	December 31, 2005

	(Unaudited)
Assets
Cash	$19,766,891	$20,481,168
Interest-bearing demand deposits	930,971	1,883,415

Cash and cash equivalents	20,697,862	22,364,583
Interest-bearing deposits	293,000	293,000
Investment securities available for sale	40,605,579	39,787,608
Loans held for sale	2,619,626	2,022,390
Loans	846,876,761	830,647,714
Allowance for loan losses	(8,050,920)	(8,100,349)

Net loans	838,825,841	822,547,365
Premises and equipment	15,267,495	14,169,464
Federal Home Loan Bank of Indianapolis stock, at cost	10,151,900	10,124,700
Investment in limited partnerships	4,504,564	4,605,898
Cash surrender value of life insurance	28,816,357	28,045,357
Foreclosed real estate	1,449,143	1,507,224
Interest receivable	3,288,849	3,897,903
Core deposit intangibles and goodwill	14,993,584	13,964,377
Deferred income tax benefit	3,929,783	3,817,287
Other assets	5,251,233	4,682,142

Total assets	$990,694,816	$971,829,298

Liabilities
Deposits
Non-interest-bearing	$45,080,645	$43,466,048
Interest bearing	682,188,293	641,087,825

Total deposits	727,268,938	684,553,873
Federal Home Loan Bank advances	161,489,960	186,007,669
Other borrowings	1,411,163	1,783,851
Advances by borrowers for taxes and insurance	2,866,791	1,837,586
Interest payable	1,856,943	1,623,287
Other liabilities	7,911,632	7,229,412

Total liabilities	902,805,427	883,035,678

Commitments and Contingent Liabilities
Stockholders’ Equity
Preferred stock, $.01 par value Authorized and unissued --- 5,000,000 shares
Common stock, $.01 par value Authorized --- 20,000,000 shares Issued and outstanding ---4,391,637 and 4,552,218 shares	43,916	45,522
Additional paid-in capital	33,099,877	33,889,584
Retained earnings	57,405,924	57,968,477
Accumulated other comprehensive income (loss)	(356,122)	(374,701)
Unearned employee stock ownership plan (ESOP) shares	(2,304,206)	(2,542,586)
Unearned recognition and retention plan (RRP) shares	—	(192,676)

Total stockholders’ equity	87,889,389	88,793,620

Total liabilities and stockholders’ equity	$990,694,816	$971,829,298

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2006	2005	2006	2005

Interest Income
Loans receivable, including fees	$13,698,923	$11,548,152	$40,026,872	$33,349,425
Investment seurities:
Mortgage-backed securities	134,280	132,666	356,142	391,064
Federal Home Loan Bank stock	106,591	93,954	351,416	259,796
Other investments	375,010	298,509	1,053,738	802,541
Deposits with financial institutions	20,253	13,591	47,114	27,355

Total interest income	14,335,057	12,086,872	41,835,282	34,830,181

Interest Expense
Passbook savings	74,143	74,512	228,722	182,200
Certificates of deposit	5,046,114	3,578,759	13,985,929	9,787,596
Daily Money Market accounts	167,315	204,749	527,678	562,907
Demand and NOW acounts	547,120	37,851	1,038,075	111,288
Federal Home Loan Bank advances	2,140,986	1,477,190	5,879,249	4,075,211
Other interest expense	15,606	15,606	46,818	46,818

Total interest expense	7,991,284	5,388,667	21,706,471	14,766,020

Net Interest Income	6,343,773	6,698,205	20,128,811	20,064,161
Provision for losses on loans	525,000	443,750	1,443,000	1,331,250

Net Interest Income After Provision for Loan Losses	5,818,773	6,254,455	18,685,811	18,732,911

Other Income
Service fee income	1,146,769	1,012,816	3,266,636	2,888,658
Net realized loss on sale of available-for-sale securities	0	0	0	(762)
Equity in gains (losses) of limited partnerships	(13,437)	44,426	(15,312)	18,187
Commissions	135,009	206,403	487,460	761,181
Net gains on sales of loans	110,257	0	303,517	203,278
Net servicing fees	10,730	92,872	52,678	155,495
Increase in cash surrender value of life insurance	267,000	250,000	771,000	765,000
Other income	91,582	39,412	222,863	109,092

Total other income	1,747,910	1,645,929	5,088,842	4,900,129

Other Expenses
Salaries and employee benefits	3,591,131	3,435,009	10,966,527	10,220,912
Net occupancy expenses	386,923	345,248	1,103,121	1,015,838
Equipment expenses	300,778	307,758	921,866	928,445
Data processing fees	228,111	209,945	659,883	605,673
Automated teller machine	172,796	153,780	545,787	474,695
Professional fees	235,889	228,512	727,316	669,676
Advertising and promotion	272,729	203,762	715,204	536,045
Other expenses	1,019,406	908,557	3,010,039	2,524,547

Total other expenses	6,207,763	5,792,571	18,649,743	16,975,831

Income Before Income Tax	1,358,920	2,107,813	5,124,910	6,657,209
Income tax expense	214,550	554,725	1,071,000	1,806,975

Net Income	$1,144,370	$1,553,088	$4,053,910	$4,850,234

Basic earnings per share	$0.27	$0.36	$0.96	$1.12
Diluted earnings per share	$0.27	$0.35	$0.94	$1.09
Dividends per share	$0.15	$0.13	$0.43	$0.39

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2006
(Unaudited)

	Common Stock					Accumulated
			Additional			Other	Unearned	Unearned
	Shares Outstanding	Amount	paid-in capital	Comprehensive Income	Retained Earnings	Comprehensive Income (Loss)	ESOP shares	RRP shares	Total

Balances, December 31, 2005	4,552,218	$45,522	$33,889,584		$57,968,477	$(374,701)	$(2,542,586)	$(192,676)	$88,793,620
Comprehensive income
Net income for the period				$4,053,910	$4,053,910				4,053,910
Other comprehensive income, net of tax
Net unrealized gains on securities				18,579		18,579			18,579

Comprehensive income				$4,072,489

ESOP shares earned			257,714				238,380		496,094
Cash dividends ($.43 per share)					(1,887,300)				(1,887,300)
Reclassification of Unearned RRP shares to Additional paid-in capital			(192,676)					192,676	0
RRP shares earned			112,923						112,923
Stock repurchased and retired	(204,417)	(2,044)	(1,602,852)		(2,729,163)				(4,334,059)
Stock options exercised	43,836	438	635,184						635,622

Balances, September 30, 2006	4,391,637	$43,916	$33,099,877		$57,405,924	$(356,122)	$(2,304,206)	$0	$87,889,389

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2006	2005

Operating Activities
Net income	$4,053,910	$4,850,234
Items not requiring (providing) cash
Provision for loan losses	1,443,000	1,331,250
ESOP shares earned	496,094	549,411
RRP shares earned	112,923	192,375
Depreciation and amortization	1,952,188	2,988,975
Deferred income tax	(124,882)	(744)
Loans originated for sale	(19,251,486)	(9,131,315)
Proceeds from sales of loans held for sale	18,957,768	12,247,743
Gains on sales of loans held for sale	(303,518)	(203,278)
Change in
Interest receivable	609,054	(343,597)
Other assets	(755,634)	(2,047,005)
Interest payable	233,656	308,096
Other liabilities	655,215	1,180,214
Cash value of life insurance	(771,000)	(765,000)
Other adjustments	935,197	120,377

Net cash provided by operating activities	8,242,485	11,277,736

Investing Activities
Purchases of securities available for sale	(3,893,735)	(8,699,199)
Proceeds from matuities and paydowns of securities available for sale	2,833,483	5,535,907
Proceeds from sales of securities available fro sale	219,361	12,637,466
Net change in loans	(13,707,063)	(36,382,745)
Purchases of premises and equipment	(1,384,430)	(3,091,785)
Proceeds from real estate owned sales	960,840	354,989
Cash received (paid) in acquisition, net	3,894,267	(9,313,731)
Other investing activities	48,303	(596,397)

Net cash used in investing activities	(11,028,974)	(39,555,495)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	13,379,401	(16,421,689)
Certificates of deposits	17,008,619	38,948,298
Repayment of note payable	(419,506)	(424,005)
Proceeds from FHLB advances	379,100,000	300,300,000
Repayment of FHLB advances	(403,392,213)	(290,603,761)
Net change in advances by borrowers for taxes and insurance	1,029,205	1,449,022
Stock repurchased	(4,334,059)	(4,165,740)
Proceeds from stock options exercised	635,622	728,800
Cash dividends	(1,887,301)	(1,824,924)

Net cash provided by financing activities	1,119,768	27,986,001

Net Change in Cash and Cash Equivalents	(1,666,721)	(291,758)
Cash and Cash Equivalents, Beginning of Year	22,364,583	19,743,376

Cash and Cash Equivalents, End of Year	$20,697,862	$19,451,618

Additional Cash Flows Information
Interest paid	$21,472,815	$14,256,222
Income tax paid	1,225,000	2,150,366
Transfers from loans to foreclosed real estate	1,421,870	716,398
Mortgage servicing rights capitalized	186,543	121,622

See Notes to Consolidated Financial Statements

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

The interim consolidated condensed financial statements at September 30, 2006 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2005 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2 --  Earnings per share

Earnings per share were computed as follows: (Dollars in thousands except per share data)

	Three Months Ended Ended September 30,

	2006			2005

	Income	Weighted- Average Shares	Per-Share Amount	Income	Weighted- Average Shares	Per-Share Amount

	(000’s)			(000’s)
Basic Earnings Per Share
Income available to common shareholders	$1,144	4,166,531	$0.27	$1,553	4,310,148	$0.36
Effect of Dilutive securities
Stock options and RRP grants		73,642			106,903

Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$1,144	4,240,173	$0.27	$1,553	4,417,051	$0.35

	Nine Months Ended Ended September 30,

	2006			2005

	Income	Weighted- Average Shares	Per-Share Amount	Income	Weighted- Average Shares	Per-Share Amount

	(000’s)			(000’s)
Basic Earnings Per Share
Income available to common shareholders	$4,054	4,222,178	$0.96	$4,850	4,342,519	$1.12
Effect of Dilutive securities
Stock options and RRP grants		79,413			118,215

Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$4,054	4,301,591	$0.94	$4,850	4,460,734	$1.09

Options of 91,000 shares & 60,000 shares were not included in the calculation above due to being anti-dilutive to earnings per share as of September 30, 2006 and September 30, 2005, respectively.

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

In addition, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

•

Amortization method - Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date.

•

Fair value measurement method - Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

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

In September 2006, the Emerging Issues Task Force (EITF) reached a consensus regarding the accounting for entities with split-dollar life insurance arrangements that provide an employee with a specified benefit that is not limited to an employee’s active service period.  In reaching its consensus, the EITF determined that an employer should recognize as a liability the future benefits to be provided to employees beyond the employees active service period.  In the case of split-dollar plan that provides a death benefit to the employees designated beneficiary and the benefit is provided to the employee beyond their active service period, an entity should accrue a liability during the employee’s active service period for the cost of maintaining the life insurance policy during the employee’s retirement period.   EITF 06-4 is effective for fiscal years beginning after December 15, 2007 with earlier application permitted.  Entities should recognize the effects of applying EITF 06-4 either as a change in accounting principle through a cumulative-effect adjustment to retained earnings or other components of equity as of the beginning of the year of adoption or as a change in accounting principle through retrospective application to all prior periods.

In September, 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158.  This statement requires an entity that sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan (measured as the difference between the fair value of plan assets and the benefit obligation) in its statement of financial position.  For a pension plan, the benefit obligation is the projected benefit obligation and for any other plan the benefit obligation is the accumulated postretirement benefit obligation.  Additionally, all items previously deferred when applying SFAS No. 87 or SFAS No. 106 will now be recognized as a component of accumulated other comprehensive income, net of applicable taxes.  SFAS No. 158 will not change the components of net periodic benefit cost.  SFAS No. 158 will require plan asset and benefit obligations to be measured primarily as of the balance sheet date.  The effective date for the recognition of the funded status on the balance sheet is for fiscal years ending after December 15, 2006 while the effective date for the requirement that the measurement date of plan assets and the benefit obligation be the same as the balance sheet date is for fiscal years ending after December 15, 2008.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006 The Company is currently evaluating the impact, if any, that SAB 108 will have on its financial condition and results of operations.

Note 4:  Change in Accounting Principle

The Company has a stock-based employee compensation plan, which is described in Notes of Financial Statements included in the December 31, 2005 Form 10-K Annual Report.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”).  SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards.  The Company has elected the modified prospective application and, as a result, has recorded no compensation expense related to vested stock options less estimated forfeitures for the three or nine month period ended September 30, 2006, due to all options being fully vested as of December 31, 2005.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income, as reported	$1,553	$4,850
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	$(26)	$(78)

Pro forma net income	$1,527	$4,772
Earnings per share:
Basic - as reported	$0.36	$1.12
Basic - proforma	$0.35	$1.10
Diluted - as reported	$0.35	$1.09
Diluted - proforma	$0.35	$1.07

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

Mutual Federal was originally organized in 1889 and currently conducts its business from twenty-one full service offices located in Delaware, Randolph, Grant, Kosciusko, and Wabash counties, Indiana, with its main office located in Muncie.   Mutual Federal’s principal business consists of attracting deposits from the general public and originating fixed and variable rate loans secured primarily by first mortgage liens on residential and commercial real estate, consumer goods, and business assets.  Mutual Federal’s deposit accounts are insured by the Federal Deposit Insurance Corporation up to applicable limits.

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

Forward Looking Statements

This quarterly report on Form 10-Q contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements may appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the company, its directors or its officers primarily with respect to future events and the future financial performance of the company.  Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risk and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors.  The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences.  These factors include changes in interest rates; the loss of deposits and loan demand to competitors; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes.

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

Since 2000 it has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest bearing liabilities and, thereby, reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of consumer and commercial business loans to total loans has increased from 35% at the end of 2000 to 44% at September 30, 2006. On the liability side of the balance sheet, the Company is employing strategies to increase the balance of core deposit accounts such as low cost checking and money market accounts. The percentage of core deposits to total deposits has remained at 33% over this time period primarily due to the recent acquisition of Fidelity Federal which had a lower percentage of core deposits. These are ongoing strategies that are dependent on current market conditions and competition.

During the first nine months of 2006, in keeping with its strategic objective to reduce interest rate risk exposure, the Company also sold $18.7 million of long term fixed rate loans that had been held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $304,000 in the first nine months of this year.

Recent increases in short-term interest rates, as a result of increases in the Federal Funds rate by the Board of Governors of the Federal Reserve System, without a corresponding increase in long-term interest rates will result in an increase in interest expense and a reduction in net interest income in 2006. The effect of the flattening yield curve is to increase our cost of funds at a faster rate than our yield on loans and investments, due to the longer-term nature of our interest earning assets. In 2006, as we increase our investment in business-related loans, which are considered to entail greater risks than one-to four-family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses may increase to reflect this increased risk.

The Company converted to a public company at the end of 1999, and at the end of 2000 bought a $200 million thrift for stock. Since that time the Company has been buying back the Company’s stock to manage capital levels and enhance earnings per share. During the first nine months of 2006, the Company used $4.3 million for this purpose, thereby reducing earning assets from where they otherwise would have been and correspondingly reduced net interest income.

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

On August 18, 2006 the Bank purchased assets totaling $7.6 million and assumed liabilities totaling $12.3 million representing the Winchester, Wabash and Warsaw offices owned by First Financial Bank, NA, which were operated as branches of Community First Bank and Trust (“First Financial”).  The assets purchased included residential real estate mortgage loans of $5.4 million and consumer loans of $1.2 million.  The liabilities assumed included total deposits of $12.3 million.

Results of operations also depend upon the level of the Company’s non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses. In addition to the Fidelity and First Financial acquisitions, the Company expanded through the addition of a new branch office that opened in June 2005 located in Syracuse, Indiana in Kosciusko County and the recent purchase of land in Madison County in preparation for possible expansion towards the greater Indianapolis area. In addition, it is anticipated that construction will begin on a new branch in Elkhart County later in the year. The Company also continues to work toward the development of an Investment Management and Private Banking Division in order to better service clients with more specialized financial needs. The intent of all these expansion transactions is to increase income over the long term. However, on a short term basis, expenses relating to the new branches and a new division will have the effect of increasing non-interest expense with no immediate offsetting income.

Financial Condition

Assets totaled $990.7 million at September 30, 2006, an increase from December 31, 2005 of $18.9 million, or 1.9%. Gross loans, excluding loans held for sale, increased $16.3 million or 2.0%.  Consumer loans increased $12.9 million, or 6.0%, and commercial business loans increased $5.8 million, or 9.0%, while residential and commercial real estate loans held in the portfolio decreased $2.4 million, furthering our strategy to reduce the percentage of longer term, fixed rate real estate mortgage loans to total loans.  Mortgage loans held for sale increased $597,000 and mortgage loans sold during the first nine months of 2006 totaled $18.7 million. Investment securities available for sale increased $818,000 or 2.1% in order to maintain liquidity targets set by the Board of Directors.

Premises and equipment increased $1.1 million or 7.7% due to the purchase of assets from First Financial in August and the purchase of land for the purpose of building a branch office in Madison County in the yet to be determined future. These purchases were partially offset by normal depreciation.

Allowance for loan losses decreased $49,000 to $8.1 million when comparing December 31, 2005 to September 30, 2006.  Net charge offs for the first nine months of 2006 were $1.5 million or .24% of average loans on an annualized basis compared to $1.6 million, or .30% of average loans for the comparable period in 2005. A large portion of the net charge offs in the third quarter of 2006 was related to 1-4 family residential and consumer loans. As of September 30, 2006 the allowance for loan losses as a percentage of loans receivable and non-performing loans was .95% and 158.67%, respectively.

Total deposits were $727.3 million at September 30, 2006 an increase of $42.7 million, or 6.2%, from December 31, 2005. Increases in core demand and savings accounts of $42.5 million, brokered deposits of $10.1 million and public deposits of $4.0 million were offset by reductions in daily money market accounts of $13.9 million. A new market rate checking account was introduced during the second quarter. The account pays an interest rate (indexed to the fed funds rate) that is tiered based on the balance of the checking account. The higher the balance the higher the interest rate paid. As of September 30, 2006 the balance in this account was $33.2 million. Total borrowings decreased $24.9 million to $162.9 million at September 30, 2006 from $187.8 million at December 31, 2005 primarily due to the increase in the new checking account.  The increase of this checking account and decrease in borrowings increases the overall franchise value of the Company.

Stockholders’ equity decreased $904,000, or 1.0%, from $88.8 million at December 31, 2005, to $87.9 million at September 30, 2006.  The decrease was due primarily to the repurchase of 204,000 shares of common stock for $4.3 million and dividend payments of $1.9 million.  This decrease was partially offset by net income of $4.1 million, Employee Stock Ownership Plan (ESOP) shares earned of $496,000, and RRP shares earned of $113,000.  Also, the market value of securities available for sale compared to their book value increased $19,000 from a loss of $375,000 at December 31, 2005 to a loss of $356,000 at September 30, 2006.

Comparison of the Operating Results for the Three Months Ended September 30, 2006 and 2005

Net income for the third quarter ended September 30, 2006 was $1.1 million, or $.27 for basic and diluted earnings per share.  This compared to net income for the comparable period in 2005 of $1.6 million, or $.36 for basic and $.35 for diluted earnings per share.  Annualized return on assets was .47% and return on tangible equity was 6.23% for the third quarter of 2006 compared to .70% and 7.29% respectively, for the same period last year.

Net interest income before the provision for loan losses decreased $354,000 from $6.7 million for the three months ended September 30, 2005 to $6.3 million for the three months ended September 30, 2006. The primary reason for the decline was a 48 basis point decrease in the net interest margin reflecting the Bank’s liability sensitive nature, partially offset by an increase of $88.7 million, or 11.0% increase in average interest earning assets (mainly due to the Fidelity Federal purchase in September of 2005).

The provision for loan losses for the third quarter of 2006 was $525,000, compared to $444,000 for last year’s comparable period. The increase was due primarily to higher balances and changing composition of the loan portfolio. Non-performing loans to total loans at September 30, 2006 were .60% compared to .85% at September 30, 2005.   Non-performing assets to total assets were .76% at September 30, 2006 compared to .90% at September 30, 2005. The decrease in the non-performing loans and assets was due in part to a non-performing loan in the amount of approximately $1.9 million being paid in full.

Non-interest income increased $102,000 to $1.7 million for the three months ended September 30, 2006 compared to $1.6 million for the same period in 2005. The increase resulted primarily from increases in service fees on transaction accounts of $134,000, or 13.2%, increased gain on loan sales of $28,000, or 30.1% and other operating income increased $52,000, or 132.4%, mostly related to a prior year state tax refund.  The increases were offset by a reduction in commission income on annuity and mutual fund sales of $71,000 as short term interest rates have risen making these products less competitive.  On a linked quarter basis non-interest income increased $71,000, or 4.2%.

Non-interest expense increased $415,000 or 7.2% to $6.2 million for the three months ended September 30, 2006 compared to $5.8 million for the same period in 2005. The increase was due primarily to increased salaries and benefits, which were up $156,000 due to annual salary adjustments, increased health insurance costs and increased staffing for three new branches opened: one in May of 2005, another with the purchase of Fidelity Federal in September of 2005 and the other with the First Financial acquisition in August 2006.  Marketing expenses were up $69,000 primarily due to a new branding campaign designed to more clearly communicate our strategic position. Other expenses increased $111,000 due to increased professional fees primarily related to regulatory compliance requirements and legal costs related to REO, increased REO expenses (other than legal costs) resulting from more repossessed properties, and other general and administrative expense increases related to the opening of the previously mentioned new branches. On a linked quarter basis non-interest expense was flat at $6.2 million.

Income tax expense decreased $304,000 for the three months ended September 30, 2006 compared to the same period in 2005 due to less taxable income. The effective tax rate decreased from 26.3% to 15.8% due to an increased percentage of low income housing tax credits to taxable income when comparing the third quarter of 2006 to the third quarter of 2005.

Comparison of the Operating Results for the Nine-Months Ended September 30, 2006 and 2005.

Net income for the nine months ended September 30, 2006 was $4.1 million or $.96 for basic and $.94 for diluted earnings per share. This compared to net income for the comparable period in 2005 of $4.9 million or $1.12 for basic and $1.09 for diluted earnings per share. The primary reason for the decrease was a shrinking net interest margin brought on by increased short term interest rates.  Annualized return on average assets was .56% and return on average tangible equity was 7.25% for the first nine months of 2006 compared to .76% and 7.51% respectively, for the same period last year.

Net interest income before the provision for loan losses increased $65,000 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The primary reason for the slight increase was due to a $102.3 million, or 13.0% increase in average interest earning assets (mainly due to the Fidelity Federal purchase in September of 2005), which was mostly offset by a 38 basis point decrease in the net interest margin reflecting the Bank’s liability sensitive nature, as short term interest rates continued to rise.

The provision for loan losses for the first nine months of 2006 was $1.4 million, compared to $1.3 million for last year’s comparable period. The increase was primarily due to higher loan balances at the end of the period compared to a year ago.  The increase was also attributable to the changing composition of the loan portfolio into higher risk products.  Non-performing loans to total loans at September 30, 2006 were .60% compared to .85% at September 30, 2005.   Non-performing assets to total assets were .76% at September 30, 2006 compared to .90% at September 30, 2005. As previously noted, the decrease in the non-performing loans and assets was due in part to a non-performing loan in the amount of approximately $1.9 million being paid in full.

For the nine month period ended September 30, 2006 non-interest income increased $189,000 to $5.1 million compared to the same period in 2005. The increase resulted primarily from increases in service fees on transaction accounts of $378,000, or 13.1% and other income increases of $114,000 (primarily increased gains on sale of REO and a prior year state tax refund) were offset by a reduction in commission income on annuity and mutual fund sales of $274,000 as short term interest rates have risen making these products less competitive.

Non-interest expense increased $1.7 million, or 9.9% to $18.6 million for the nine months ended September 30, 2006 compared to $17.0 million for the same period in 2005. The increase was due primarily to increased salaries and benefits which were up $746,000 due to annual salary adjustments, increased health insurance costs and increased staffing for three new branches opened; one in May of 2005, another with the purchase of Fidelity Federal in September of 2005, and the other a result of the First Financial branch acquisition. Marketing expenses were up $179,000 primarily due to a new branding campaign designed to more clearly communicate our strategic position. Other expenses increased $485,000 due to increased professional fees primarily related to regulatory compliance requirements and legal costs related to REO, increased REO expenses (other than legal costs) due to more repossessed properties, and other general and administrative expense increases primarily related to the opening of the new branches.

For the nine-month period ended September 30, 2006, income tax expense decreased $736,000 compared to the same period in 2005. The decrease was due primarily to decreased taxable income. The effective tax rate decreased from 27.1% to 20.9% due to an increased percentage of low income housing tax credits to taxable income when comparing the first nine months of 2006 to the first nine months of 2005.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year.  As of September 30, 2006, Mutual Federal had liquid assets of $59.4 million and a liquidity ratio of 6.74%. It is anticipated that this level of liquidity will be adequate for the remainder of 2006.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Presented below as of September 30, 2006 and 2005 is an analysis of Mutual Federal’s interest rate risk as measured by changes in Mutual Federal’s net portfolio value (“NPV”) assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments.

September 30, 2006

Net Portfolio Value

		%			NPV as % of PV of Assets

Changes In Rates	$ Amount		$ Change	% Change	NPV Ratio	Change

+300 bp	49,648		-48,047	-49%	5.54%	-456 bp
+200 bp	66,290		-31,405	-32%	7.21%	-289 bp
+100 bp	82,361		-15,334	-16%	8.73%	-137 bp
0 bp	97,695				10.10%
-100 bp	109,798		12,103	12%	11.10%	100 bp
-200 bp	114,736		17,041	17%	11.42%	131 bp
-300 bp	117,814		20,119	21%	11.54%	144 bp

September 30, 2005

Net Portfolio Value

				NPV as of PV of Assets

Changes In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	64,885	-44,913	-38%	7.25%	-359 bp
+200 bp	79,741	-30,057	-24%	8.68%	-216 bp
+100 bp	93,336	-16,462	-11%	9.91%	-94 bp
0 bp	104,669			10.84%
-100 bp	108,563	-1,235	4%	11.05%	20 bp
-200 bp	106,957	-2,841	2%	10.72%	-12 bp
-300 bp	107,133	-2,665	2%	10.59%	-26 bp

The analysis at September 30, 2006, indicates that there have been no material changes in market interest rates for Mutual Federal’s interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company’s Form 10-K for the period ended December 31, 2005.

ITEM - 4 Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(c) under the Securities Exchange Act of 1934 (the “Act”) was carried out, as of September 30, 2006, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Act) that occurred during the quarter ended September 30, 2006, that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

On December 22, 2004 the Company’s Board of Directors authorized management to repurchase an additional 10% of the Company’s outstanding stock, or approximately 470,000 shares.  Information on the shares purchased during the third quarter of 2006 is as follows:

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

				169,460	(1)
July 1, 2006 - July 31, 2006	835	$20.45	835	168,625
August 1, 2006 - August 31, 2006	61,000	21.08	61,000	107,625
September 1, 2006 - September 30, 2006	—	0	—	107,625

	61,835	$21.07	61,835

(1)	Amount represents the number of shares available to be repurchased under the plan as of June 30, 2006

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits

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

MutualFirstFinancial, Inc.

Date: November 9, 2006	By:	/s/ David W. Heeter

David W. Heeter
President and Chief Executive Officer

Date: November 9, 2006	By:	/s/ Timothy J. McArdle

Timothy J. McArdle
Senior Vice President and Treasurer