Form 10-K
period 2006-12-31
MUTUALFIRST FINANCIAL INC
filed 2007-03-16
CIK 1094810

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

COMMISSION FILE NUMBER 000-27905

MutualFirst Financial, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	35-2085640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 E. Charles Street, Muncie, Indiana	47305-2419
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (765) 747-2800

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of Class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	☒	No	☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

          The aggregate market value of the voting and non-voting  common equity held by non-affiliates, computed by reference to the last sale price of such stock on the Nasdaq Global Market as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $65.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

          As of March 1, 2007, there were issued and outstanding 4,368,397 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K--Portions of registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders.

Item 1.	Business

General

          MutualFirst Financial, Inc., a Maryland corporation (“MutualFirst” or the “Company”), is a savings and loan holding company that has as its wholly-owned subsidiary Mutual Federal Savings Bank (“Mutual Federal”).  MFS Financial was formed in September 1999 to become the holding company of Mutual Federal in connection with Mutual Federal’s conversion from the mutual to stock form of organization on December 29, 1999.  In April 2000, MFS Financial formally changed its corporate name to MutualFirst Financial, Inc. (“MutualFirst”).  The words “we,” “our” and “us” refer to MutualFirst and Mutual Federal on a consolidated basis.

          At December 31, 2006, we had total assets of $960.8 million, deposits of $703.4 million and stockholders’ equity of $87.3 million.  Our executive offices are located at 110 E. Charles Street, Muncie, Indiana 47305-2400, and our common stock is traded on the Nasdaq Global Market under the symbol “MFSF.”  In August 2006, Mutual Federal purchased $8.7 million in assets, assumed $12.4 million in liabilities and acquired three branch offices in Winchester, Wabash and Warsaw, Indiana for $1.0 million in cash.  The assets purchased included $5.4 million in residential real estate mortgage loans, and $1.2 million in consumer loans.  The liabilities assumed included total deposits of $12.3 million.

          Substantially all of MutualFirst’s business is conducted through Mutual Federal, which is a federal savings bank subject to extensive regulation by the Office of Thrift Supervision (“OTS”).  Mutual Federal’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).

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

          We offer deposit accounts having a wide range of interest rates and terms, which generally include passbook and statement savings, money market deposit accounts, NOW and interest checking accounts and certificates of deposit with terms ranging from seven days to 71 months.  We solicit most of our deposits in our market areas and we occasionally accept brokered deposits.  See “Sources of Funds – Deposits.”

Forward-Looking Statements

          This Form 10-K contains various forward-looking statements that are based on assumptions and describe our future plans and strategies and our expectations.  These forward-looking statements are generally identified by words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar words.  Our ability to predict results or the actual effect of future plans or strategies is uncertain.  Factors which could cause actual results to differ materially from those estimated include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of our loan and investment portfolios, demand for our loan products, deposit flows, our operating expenses, competition, demand for financial services in our market areas and accounting principles and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements, and you should not rely too much on these statements.  We do not undertake, and specifically disclaim, any obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Market Area

          We are a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  We are headquartered in Muncie, Indiana and we offer our financial services through 21 retail offices primarily serving Delaware, Grant, Kosciusko, Randolph and Wabash counties in Indiana.  We also originate mortgage loans in the contiguous counties and we originate indirect consumer loans throughout Indiana.  See “Lending Activities -- Consumer and Other Lending.”

Lending Activities

          General.  Our mortgage loans carry either a fixed- or an adjustable-rate of interest.  Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month.  At December 31, 2006, our net loan portfolio totaled $807.0 million, which constituted 84.0% of our total assets.

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

          At December 31, 2006, the maximum amount which we could lend to any one borrower and the borrower’s related entities was approximately $11.6 million.  As of December 31, 2006, our largest lending relationship to a single borrower or a group of related borrowers consisted of nine (9) loans totaling $5.3 million.  Eight (8) of the loans are secured by real estate consisting of residential housing, a commercial office building, and nursing homes.  One (1) loan is a business line of credit secured by business assets and guaranteed by the principal owners.  Each of these loans to this group of borrowers was current and performing in accordance with its terms at December 31, 2006.

          The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,

	2006			2005			2004

	Amount		Percent	Amount		Percent	Amount		Percent

	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$433,123	(1)	53.01%	$451,914	(2)	54.00%	$385,678	(3)	52.96%
Multi-family	5,073		0.62	5,505		0.66	4,657.64
Commercial	73,912		9.05	77,270		9.23	68,067		9.35
Construction and development	14,451		1.77	22,938		2.74	20,745		2.85

Total real estate loans	$526,559		64.45	557,627		66.63	479,147		65.80

Other Loans:
Consumer Loans:
Automobile	$31,336		3.84	39,802		4.76	39,475		5.42
Home equity	30,051		3.68	31,962		3.82	29,464		4.05
Home improvement	38,546		4.72	31,933		3.82	23,289		3.20
Manufactured housing	1,422		0.17	2,106		0.25	2,879.40
R.V.	71,321		8.73	64,222		7.67	58,643		8.05
Boat	46,311		5.67	40,631		4.85	38,382		5.27
Other	3,986.48			4,305.51			3,325.46

Total consumer loans	222,973		27.29	214,961		25.68	195,457		26.84
Commercial business loans	67,476		8.26	64,353		7.69	53,620		7.36

Total other loans	290,449		35.55	279,314		33.37	249,077		34.20

Total loans receivable, gross	817,008	(1)	100.00%	836,941	(2)	100.00%	728,224	(3)	100.00%

Less:
Undisbursed portion of loans	5,520			7,724			9,237
Deferred loan fees and costs	(3,623)			(3,453)			(3,814)
Allowance for losses	8,156			8,100			6,867

Total loans receivable, net	$806,955			$824,570			$715,934

	December 31,

	2003			2002

	Amount		Percent	Amount		Percent

	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$393,450	(4)	54.86%	$374,407	(5)	56.80%
Multi-family	5,353.75			8,211		1.25
Commercial	65,430		9.12	54,252		8.23
Construction and development	17,860		2.49	14,853		2.25

Total real estate loans	482,093		67.22	451,723		68.53

Other Loans:
Consumer Loans:
Automobile	40,497		5.65	32,997		5.01
Home equity	25,401		3.54	21,515		3.26
Home improvement	20,924		2.92	20,135		3.05
Manufactured housing	4,108.57			5,643.86
R.V.	58,222		8.12	52,672		7.99
Boat	38,096		5.31	36,530		5.54
Other	3,443.48			3,322.50

Total consumer loans	190,691		26.59	172,814		26.21
Commercial business loans	44,362		6.19	34,660		5.26

Total other loans	235,053		32.78	207,474		31.47

Total loans receivable, gross	717,146	(4)	100.00%	659,197	(5)	100.00%

Less:
Undisbursed portion of loans	8,160			7,240
Deferred loan fees and costs	(3,749)			(3,293)
Allowance for losses	6,779			6,286

Total loans receivable, net	$705,956			$648,964

(1)	Includes loans held for sale of $1.3 million.
(2)	Includes loans held for sale of $2.0 million.
(3)	Includes loans held for sale of $2.9 million.
(4)	Includes loans held for sale of $2.0 million.
(5)	Includes loans held for sale of $7.9 million.

          The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,

	2006			2005			2004

	Amount		Percent	Amount		Percent	Amount		Percent

	(Dollars in thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$271,405	(1)	33.22%	$305,911	(2)	36.55%	$262,716	(3)	38.08%
Multi-family	4,488		0.55	4,587		0.55	3,427.47
Commercial	9,408		1.15	9,375		1.12	6,918.95
Construction and development	8,310		1.02	12,690		1.52	15,191		2.09

Total real estate loans	293,611		35.94	332,563		39.74	288,251		39.58
Consumer	192,715		23.59	182,784		21.84	165,895		22.78
Commercial business	27,093		3.32	20,000		2.39	16,347		2.24

Total fixed-rate loans	513,419		62.85	535,347		63.97	470,493		64.61

Adjustable-Rate Loans:
Real estate:
One- to four-family	161,718		19.79	146,003		17.44	122,962		16.89
Multi-family	585.07			918		0.11	1,230.17
Commercial	64,504		7.90	67,895		8.11	61,149		8.40
Construction and development	6,141.75			10,248		1.22	5,554.76

Total real estate loans	232,948		28.51	225,064		26.88	190,895		26.21
Consumer	30,258		3.70	32,177		3.85	29,562		4.06
Commercial business	40,383		4.94	44,353		5.30	37,273		5.12

Total adjustable-rate loans	303,589		37.15	301,594		36.03	257,730		35.39

Total loans	817,008	(1)	100.00%	836,941	(2)	100.00%	728,224	(3)	100.00%

Less:
Undisbursed portion of loans	5,520			7,724			9,237
Deferred loan fees and costs	(3,623)			(3,453)			(3,814)
Allowance for loan losses	8,156			8,100			6,867

Total loans receivable, net	$806,955			$824,570			$715,934

	December 31,

	2003			2002

	Amount		Percent	Amount		Percent

	(Dollars in thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$281,497	(4)	39.25%	$250,484	(5)	38.00%
Multi-family	3,483.49			3,622.55
Commercial	6,960.97			7,044		1.07
Construction and development	13,946		1.94	12,290		1.86

Total real estate loans	305,886		42.65	273,440		41.48
Consumer	165,182		23.03	151,199		22.94
Commercial business	12,099		1.69	11,251		1.70

Total fixed-rate loans	483,167		67.37	435,890		66.12

Adjustable-Rate Loans:
Real estate:
One- to four-family	111,953		15.61	123,923		18.80
Multi-family	1,870.26			4,589.70
Commercial	58,470		8.15	47,208		7.16
Construction and development	3,914.55			2,563.39

Total real estate loans	176,207		24.57	178,283		27.05
Consumer	25,509		3.56	21,615		3.28
Commercial business	32,263		4.50	23,409		3.55

Total adjustable-rate loans	233,979		32.63	223,307		33.88

Total loans	717,146	(4)	100.00%	659,197	(5)	100.00%

Less:
Undisbursed portion of loans	8,160			7,240
Deferred loan fees and costs	(3,749)			(3,293)
Allowance for loan losses	6,779			6,286

Total loans receivable, net	$705,956			$648,964

(1)	Includes loans held for sale of $1.3 million.
(2)	Includes loans held for sale of $2.0 million.
(3)	Includes loans held for sale of $2.9 million.
(4)	Includes loans held for sale of $2.0 million.
(5)	Includes loans held for sale of $7.9 million.

          The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2006.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate

	One- to Four-Family(1)		Multi-family and Commercial		Construction and Development(2)

Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in thousands)
2007(3)	$40	6.58%	$904	7.29%	$288	6.04%
2008	973	6.59	3,326	6.89	8	6.99
2009	980	6.60	1,470	7.68	79	6.78
2010 and 2011	4,151	6.24	6,660	7.38	249	8.03
2012 to 2013	17,014	5.74	7,614	7.53	51	9.33
2014 to 2028	181,494	5.89	57,856	7.17	2,730	6.53
2029 and following	227,141	5.78	1,155	4.60	11,046	6.36

Total	$431,793		$78,985		$14,451

	Consumer		Commercial Business		Total

Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in thousands)
2007(3)	$4,876	8.33%	$33,732	8.39%	$39,840	8.34%
2008	5,325	6.73	5,669	7.22	15,301	6.94
2009	9,592	6.60	4,896	7.84	17,017	7.05
2010 and 2011	29,832	7.02	5,833	7.91	46,725	7.12
2012 to 2013	17,283	7.79	2,023	7.10	43,985	6.92
2014 to 2028	155,994	7.72	15,323	6.82	413,397	6.80
2029 and following	71	5.75	—	—	239,413	5.80

Total	$222,973		$67,476		$815,678

(1)	Does not include mortgage loans held for sale.
(2)	Once the construction phase has been completed, these loans will automatically convert to permanent financing.
(3)	Includes demand loans, loans having no stated maturity and overdraft loans.

          The total amount of loans due after December 31, 2007 which have predetermined interest rates is $495.6 million, and the total amount of loans due after such date which have floating or adjustable interest rates is $280.3 million.

          One- to Four-Family Residential Real Estate Lending.  We focus our real estate lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in our market areas.  At December 31, 2006, one- to four-family residential mortgage loans totaled $433.1 million, or 53.01% of our gross loan portfolio.

          We generally underwrite our one- to four-family loans based on the loan applicant’s employment and credit history and the appraised value of the subject property.  Presently, we lend up to 100% of the lesser of the appraised value or purchase price for one- to four-family residential loans.  For loans with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure to below 80%.  Properties securing our one- to four-family loans are appraised by independent state licensed fee appraisers approved by Mutual Federal’s board of directors.  We require borrowers to obtain title insurance in the amount of their mortgage.  Hazard insurance and flood insurance, if necessary, are required in an amount not less than the value of the property improvements.

          We originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates.  Our pricing strategy for mortgage loans includes setting interest rates that are competitive with the secondary mortgage market and other mortgage providers and are consistent with our internal needs.  Adjustable-rate mortgage or ARM loans are offered with a one-year, three-year, five-year or seven-year term to the initial repricing date.  After the initial period, the interest rate for each ARM loan adjusts annually for the remainder of the term of the loan.  We use the weekly average of the one-year Treasury Bill Constant Maturity Index to reprice our ARM loans.  During fiscal 2006, we originated $40.8 million of one- to four-family ARM loans and $59.8 million of one- to four-family fixed-rate mortgage loans.  By way of comparison, during fiscal 2005, we originated $37.7 million of one- to four-family ARM loans, and $70.1 million of one- to four-family fixed-rate mortgage loans.

          Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years and are generally fully amortizing, with payments due monthly.  These loans normally remain outstanding, however, for a substantially shorter period of time because of refinancing and other prepayments.  A significant change in interest rates could alter considerably the average life of a residential loan in our portfolio.  Our one- to four-family loans are generally not assumable, do not contain prepayment penalties and do not permit negative amortization of principal.  Most are written using underwriting guidelines which make them saleable in the secondary market.  Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

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

          In order to remain competitive in our market areas, we sometimes originate ARM loans at initial rates below the fully indexed rate.  ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. We have not experienced difficulty with the payment history for these loans.  See “Asset Quality -- Non-performing Assets” and “-- Classified Assets.”  At December 31, 2006, our one- to four-family ARM loan portfolio totaled $161.7 million, or 19.8% of our gross loan portfolio.  At that date, the fixed-rate one- to four-family mortgage loan portfolio totaled $271.4 million, or 33.2% of our gross loan portfolio.

          Multi-family and Commercial Real Estate Lending.  We offer a variety of multi-family and commercial real estate loans for acquisition, renovation or construction.  These loans are secured by the real estate and improvements financed.  The collateral securing these loans ranges from industrial commercial buildings to churches, office buildings and multi-family housing complexes.  At December 31, 2006, multi-family and commercial real estate loans totaled $79.0 million, or 9.7% of our gross loan portfolio.

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

          Loans secured by multi-family and commercial real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt.  We generally require personal guarantees when the borrower is a separate legal entity, in addition to a mortgage on the property serving as collateral for such loans.  We also generally require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt.  Appraisals on properties securing multi-family and commercial real estate loans are performed by independent state licensed fee appraisers approved by Mutual Federal’s Board of Directors.  See “Loan Originations, Purchases, Sales and Repayments.”

          We generally do not maintain a tax or insurance escrow account for loans secured by multi-family and commercial real estate.  In order to monitor the adequacy of cash flows on income-producing properties, the borrower is requested or required to provide periodic financial information.

          Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans.  Multi-family and commercial real estate loans typically involve large balances to single borrowers or groups of related borrowers.  Because payments on loans secured by multi-family and commercial real estate are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.  See “Asset Quality -- Non-performing Assets.”

          Construction and Development Lending.  We originate construction loans primarily secured by existing residential building lots.  We make construction loans to builders and to individuals for the construction of their residences.  Substantially all of these loans are secured by properties located within our market area.  At December 31, 2006, we had $14.5 million in construction and development loans outstanding, representing 1.8% of our gross loan portfolio.

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

          Consumer and Other Lending.  Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than one- to four-family residential mortgage loans.  In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our customer base by increasing the number of customer relationships and providing cross-marketing opportunities.  At December 31, 2006, our consumer loan portfolio totaled $223.0 million, or 27.3% of our gross loan portfolio.  We offer a variety of secured consumer loans, including home equity lines of credit, home improvement, auto, boat and recreational vehicle loans, and loans secured by savings deposits.  We also offer a limited amount of unsecured loans.  We originate our consumer loans both in our market area and throughout Indiana.

          At December 31, 2006, our home equity loans, including lines of credit and home improvement loans, totaled $68.6 million, or 8.4% of our gross loan portfolio.  These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan.  The term to maturity on our home equity and home improvement loans may be up to 15 years.  Home equity lines of credit have a maximum term to maturity of 20 years and require a minimum monthly payment based on the outstanding loan balance per month, which amount may be reborrowed at any time.  Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

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

          We underwrite indirect auto loans using the Fair-Isaacs credit scoring system.  We also directly originate auto loans through bank personnel.  These loans are underwritten more traditionally, with a review of the borrower’s employment and credit history and an assessment of the borrower’s ability to repay the loan.

          At December 31, 2006, auto loans totaled $31.3 million, or 3.8% of our gross loan portfolio.  Auto loans may be written for up to six years and usually have fixed rates of interest.  Loan-to-value ratios are up to 100% of the sale price for new autos and 110% of value on used cars, based on valuation from official used car guides.

          Our boat and recreational vehicle loans are generally originated on an indirect basis.  Until November 2004, we utilized an independent company to market our loan products and help service and collect our boat and RV loans, containing our marketing, collection and related personnel costs.  For these services, we paid a fee based on a percentage of the loan amounts originated through this company as well as monthly service fees.  We currently market and service these loans in-house.  We pay dealers a premium for each indirect loan based on the interest rate charged on each loan.  We amortize this premium over the estimated life of each loan.

          We underwrite indirect boat and RV loans using the Fair-Isaacs credit scoring system and, as with our indirect auto loans, tend to accept only the more qualified buyers based on our scoring.

          Loans for boats and recreational vehicles totaled $117.6 million at December 31, 2006, or 14.4% of our gross loan portfolio. We will finance up to 100% of the purchase price for a recreational vehicle and 100% for a boat.  Values are based on the applicable official used vehicle guides.  The term to maturity for these types of loans is up to 15 years for new and used boats and recreational vehicles.  These loans are generally written with fixed rates of interest.

          At December 31, 2006, manufactured housing loans totaled $1.4 million, or .2% of our gross loan portfolio.  Due to increased competition, we no longer offer manufactured housing loans, and have allowed this portion of the loan portfolio to decline over the past several years.

          Consumer loans may entail greater risk than one- to four-family residential mortgage loans, especially consumer loans secured by rapidly depreciable assets, such as automobiles, boats and recreational vehicles.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

          Commercial Business Lending.  At December 31, 2006, commercial business loans totaled $67.5 million, or 8.3% of our gross loan portfolio.  Most of our commercial business loans have been extended to finance local businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable.  Commercial business loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs and agricultural purposes such as seed, farm equipment and livestock.

          The terms of loans extended on the security of machinery and equipment are based on the projected useful life of the machinery and equipment, generally not to exceed seven years.  Lines of credit generally are available to borrowers for up to 13 months, and may be renewed by us after an annual review of current financial information.

          We issue financial-based standby letters of credit which are offered at competitive rates and terms and are generally on a secured basis.  We continue to expand our volume of commercial business loans.

          Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of other conditions affecting the borrower.  Analysis of the borrower’s past, present and future cash flows also is an important aspect of our credit analysis.  We generally obtain personal guarantees on our commercial business loans.  Nonetheless, these loans are believed to carry higher credit risk than traditional single family loans.

          Unlike residential mortgage loans, commercial business loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial business loans may substantially depend on the success of the business itself (which, in turn, often depends in part upon general economic conditions).  Our commercial business loans are usually secured by business assets.  However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Loan Originations, Purchases, Sales and Repayments

          We originate loans through referrals from real estate brokers and builders, our marketing efforts, and our existing and walk-in customers.  We also originate many of our consumer loans through relationships with dealerships.  While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans depends upon customer demand for loans in our market areas.  Demand is affected by local competition and the interest rate environment.  During the last several years, due to low market rates of interest, our dollar volume of fixed-rate, one- to four-family loans has exceeded the dollar volume of the same type of adjustable-rate loans.  As part of our interest rate risk management efforts, we have from time to time sold our fixed rate, one- to four-family residential loans.  We have also purchased adjustable one- to four-family residential and commercial real estate loans.

          In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of loans may be substantially reduced or restricted, with a resultant decrease in interest income.

          The following table shows our loan origination, purchase, sale and repayment activities for the years indicated.

	Year Ended December 31,

	2006	2005	2004

	(In thousands)
Originations by type:
Adjustable rate:
Real estate - one- to four-family	$40,838	$37,682	$44,837
- multi-family	96	—	—
- commercial	7,398	9,594	7,983
- construction or development	9,396	8,806	11,507
Non-real estate - consumer	148	34	26
- commercial business	4,507	5,213	9,389

Total adjustable-rate	62,383	61,329	73,742

Fixed rate:
Real estate - one- to four-family	59,794	70,135	72,566
- multi-family	—	—	—
- commercial	351	4,207	496
- construction or development	9,623	14,148	17,658
Non-real estate - consumer	56,086	58,446	52,165
- commercial business	8,017	8,032	3,855

Total fixed-rate	133,871	154,968	146,740

Total loans originated	196,254	216,297	220,482

Purchases:(1)
Real estate - one- to four-family	5,447	59,269	—
- multi-family	—	—	—
- commercial	—	3,363	—
- construction or development	—	3,628	—
Non-real estate - consumer	1,242	8,371	—
- commercial business	—	7,610	—

Total loans purchased	6,689	82,241	—

Sales and Repayments:
Sales:
Real estate - one- to four-family	50,853	13,471	40,821
- multi-family	—	—	—
- commercial	—	—	—
- construction or development	—	—	—
Non-real estate - consumer	—	—	—
- commercial business	—	—

Total loans sold	50,853	13,471	40,821
Principal repayments	174,743	173,920	168,624

Total reductions	225,596	187,391	209,445

Increase (decrease) in other items, net	2,720	(2,430)	41

Net increase	$(19,933)	$108,717	$11,078

(1)	Does not include market value adjustment for loans related to acquisitions of branches from other financial institutions.

Asset Quality

          When a borrower fails to make a payment on a mortgage loan on or before the default date, a late charge and delinquency notice is mailed.  All delinquent accounts are reviewed by a collector, who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due.  If the loan becomes 60 days delinquent, the collector will generally contact the borrower by phone or send a letter to the borrower in order to identify the reason for the delinquency.  Once the loan becomes 90 days delinquent, the borrower is asked to pay the delinquent amount in full, or establish an acceptable repayment plan to bring the loan current.  Between 100 and 120 days delinquent a drive-by inspection is made to determine the condition of the property.  If the account becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, a collection officer will generally refer the account to legal counsel, with instructions to prepare a notice of intent to foreclose.  The notice of intent to foreclose allows the borrower up to 30 days to bring the account current.  During this 30 day period, the collector may accept a written repayment plan from the borrower which would bring the account current within the next 90 days.  If the loan becomes 150 days delinquent and an acceptable repayment plan has not been agreed upon, the collection officer will turn over the account to our legal counsel with instructions to initiate foreclosure.

          For consumer loans, a similar process is followed, with the initial written contact being made once the loan is 30 days past due.

          Delinquent Loans.  The following table sets forth, as of December 31, 2006, our loans delinquent 60 - 89 days by type, number, amount and percentage of type.

	Loans Delinquent For:

	60-89 Days

	Number	Amount	Percent of Loan Category

	(Dollars in thousands)
Real Estate:
One- to four-family	30	$1,695	0.39%
Multi-family	—	—	—
Commercial	2	98	0.13
Construction and development	—	—	—
Consumer	90	1,177	0.53
Commercial business	4	86	0.13

Total	126	$3,056	0.37%

          Non-performing Assets.  The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.  Generally, loans are placed on non-accrual status when the loan becomes more than 90 days delinquent or when collection of interest becomes doubtful.  Foreclosed assets owned include assets acquired in settlement of loans.

	December 31,

	2006	2005	2004	2003	2002

	(Dollars in thousands)
Non-accruing loans:
One- to four-family	$2,762	$2,967	$1,326	$1,316	$2,136
Multi-family	—	—	—	—	—
Commercial real estate	356	569	370	232	2,234
Construction and development	—	—	—	—	—
Consumer	983	628	498	653	544
Commercial business	1,468	1,257	1,791	1,039	118

Total	5,569	5,421	3,985	3,240	5,032

Accruing loans delinquent 90 days or more:
One- to four-family	—	67	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	1,858	—	—	—
Construction and development	—	—	—	—	—
Consumer	—	35	119	10	64
Commercial business	—	—	—	—	—

Total	—	1,960	119	10	64

Total nonperforming loans	5,569	7,381	4,104	3,250	5,096

Restructured loans	111	116	120	—	—

Foreclosed assets:
One- to four-family	947	912	285	557	1,184
Multi-family	—	—	—	—	—
Commercial real estate	326	595	55	40	289
Construction and development	—	—	—	—	—
Consumer	1,322	978	894	824	335
Commercial business	—	—	—	—	—

Total	2,595	2,485	1,234	1,421	1,808

Total non-performing assets	$8,275	$9,982	$5,458	$4,671	$6,904

Total as a percentage of total assets	0.86%	1.03%	0.65%	0.57%	0.89%

For the year ended December 31, 2006, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $422,000.  The amount included in interest income on these loans for the year ended December 31, 2006, was $159,000.

          At December 31, 2006, foreclosed commercial real estate consisted of three commercial buildings in Grant County, which are currently being offered for sale.  In addition, 27 residential properties with a book value of $947,000 remain as foreclosed assets at December 31, 2006.  These properties are being offered for sale.  Non-accruing one- to four-family loans decreased to $2.8 million at December 31, 2006.  Non-accruing commercial real estate loans decreased from $569,000 at December 31, 2005, to $356,000 at December 31, 2006.  At the same time, non-accrual commercial business loans increased from $1.3 million to $1.5 million and non-accruing consumer loans increased from $628,000 to $983,000.  It is management’s opinion that these non-accruing loans are sufficiently reserved and any additional allowances will be insignificant.

          Other Loans of Concern.  In addition to the non-performing assets set forth in the table above, as of December 31, 2006, there was an aggregate of $4.4 million in loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the abilities of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.  These loans have been considered in management’s determination of the adequacy of our allowance for loan losses.

          Included in the $4.4 million above are three commercial business loans totaling $578,000, seven commercial real estate loans totaling $1.7 million and thirty residential mortgage loans totaling $2.2 million.  The majority of these loans were current as of December 31, 2006.

          Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

          When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, which may order the establishment of additional general or specific loss allowances.

          In connection with the filing of Mutual Federal’s periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management’s review, at December 31, 2006, we had classified $10.2 million of Mutual Federal’s loans as substandard, $94,000 as doubtful and $499,000 as loss.  Loans classified as loss are fully reserved but not charged off, because there are certain indications that collection is still possible.  The total amount classified represented 12.48% of our stockholders’ equity and 1.13% of our assets at December 31, 2006, compared to 15.27% and 1.40%, respectively, at December 31, 2005.  These decreases are primarily due to a $1.9 million non-performing loan at December 31, 2005 being paid in full in 2006.

          Provision for Loan Losses.  We recorded a provision for loan losses during the year ended December 31, 2006 of $2.1 million, compared to $1.8 million for the year ended December 31, 2005 and $1.6 million for the year ended December 31, 2004.  The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “-- Allowance for Loan Losses.”  The provision for loan losses during the year ended December 31, 2006 was based on management’s review of such factors that indicated that the allowance for loan losses was adequate to cover losses inherent in the loan portfolio as of December 31, 2006.

          Allowance for Loan Losses.  We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated losses inherent in the loan portfolio.  Our methodology for assessing the appropriateness of the allowance consists of several key elements, including the formula allowance and specific allowances for identified problem loans and portfolio segments.  In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.”  These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

          The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of such loans or pools of loans. Changes in risk evaluations of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience as well as on significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.

          The appropriateness of the allowance is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan.  Senior management reviews these conditions quarterly in discussions with our senior credit officers.  To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment.  Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the loss related to this condition is reflected in the unallocated allowance.  The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

          The allowance for loan losses is based on estimates of losses inherent in the loan portfolio.  Actual losses can vary significantly from the estimated amounts.  Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors.  By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.  Due to the loss of numerous manufacturing jobs in the communities we serve during recent years, including 2006, and the increase in higher risk loans, like consumer and commercial loans, as a percentage of total loans, management has concluded that our allowance for loan losses should be greater than historical loss experience and specifically identified losses would otherwise indicate.

          At December 31, 2006, our allowance for loan losses was $8.2 million, or 1.00% of the total loan portfolio, and approximately 146.5% of total non-performing loans.  Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that are susceptible to significant change.  In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.

          The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,

	2006	2005	2004	2003	2002

	(Dollars in thousands)
Balance at beginning of period	$8,100	$6,867	$6,779	$6,286	$5,449
Charge-offs:
One- to four-family	526	303	249	210	241
Multi-family	—	—	—	—	—
Commercial real estate	102	6	34	173	520
Construction and development	—	—	—	—	—
Consumer	1,288	1,276	1,093	948	786
Commercial business	387	954	616	30	268

	2,303	2,539	1,992	1,361	1,815

Recoveries:
One- to four-family	81	22	21	27	513
Multi-family	—	—	—	—	—
Commercial real estate	—	120	326	108	348
Construction and development	—	—	—	—	—
Consumer	199	194	176	159	64
Commercial business	11	15	—	110	14

	291	351	523	404	939

Net charge-offs	2,012	2,188	1,469	957	876
Amount acquired in branch acquisitions	—	1,646	—	—	—
Provisions charged to operations	2,068	1,775	1,557	1,450	1,713

Balance at end of period	$8,156	$8,100	$6,867	$6,779	$6,286

Ratio of net charge-offs during the period to average loans outstanding during the period	0.24%	0.29%	0.21%	0.14%	0.13%
Allowance as a percentage of non-performing loans	146.45%	109.74%	167.32%	208.26%	123.35%
Allowance as a percentage of total loans (end of period)	1.00%	0.98%	0.95%	0.95%	0.97%

          The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	December 31,

	2006				2005				2004

	Amount of Loan Loss Allowance	Loan Amounts by Category		Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category		Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category		Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
One- to four-family	$1,219	433,123	(1)	53.01%	$1,267	$451,914	(2)	54.00%	$1,013	385,678	(3)	52.96%
Multi-family	61	5,073		0.62	68	5,505.66			62	4,657.64
Commercial real estate	2,000	73,912		9.05	2,039	77,270		9.23	1,479	68,067		9.35
Construction or development	72	14,451		1.77	115	22,938		2.74	104	20,745		2.85
Consumer	3,801	222,973		27.29	3,605	214,961		25.68	3,155	195,457		26.84
Commercial business	1,003	67,476		8.26	1,006	64,353		7.69	1,054	53,620		7.36
Unallocated	—	—		—	—	—		—	—	—		—

Total	$8,156	$817,008		100.00%	$8,100	$836,941		100.00%	$6,867	$728,224		100.00%

	December 31,

	2003				2002

	Amount of Loan Loss Allowance	Loan Amounts by Category		Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category		Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
One- to four-family	$1,149	$393,450	(4)	54.86%	$1,045	$374,407	(5)	56.80%
Multi-family	72	5,353.75			137	8,211		1.25
Commercial real estate	990	65,430		9.12	1,087	54,252		8.23
Construction or development	89	17,860		2.49	74	14,853		2.25
Consumer	3,585	190,691		26.59	3,227	172,814		26.21
Commercial business	894	44,362		6.19	656	34,660		5.26
Unallocated	—	—		—	60	—		—

Total	$6,779	$717,146		100.00%	$6,286	$659,197		100.00%

(1)	Includes loans held for sale of $1.3 million.
(2)	Includes loans held for sale of $2.0 million.
(3)	Includes loans held for sale of $2.9 million.
(4)	Includes loans held for sale of $2.0 million.
(5)	Includes loans held for sale of $7.9 million.

Investment Activities

          Mutual Federal may invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds.  Subject to various restrictions, it also may invest in investment grade commercial paper and corporate debt securities and mutual funds the assets of which conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.  See “How We Are Regulated - Mutual Federal” for a discussion of additional restrictions on our investment activities.

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

          The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” in Item 7 of this Form 10-K.

          Our investment securities currently consist of U.S. Agency securities, mortgage-backed securities, collateralized mortgage obligations, marketable equity securities (which consist of shares in mutual funds that invest in government obligations, corporate obligations, mortgage-backed securities and asset-backed securities) and corporate obligations.  See Note 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.  At December 31, 2006, our investment securities portfolio did not contain any tax-exempt securities.  Our mortgage-backed securities portfolio currently consists of securities issued under government-sponsored agency programs.

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

          In the past, we also have maintained a trading portfolio of U.S. Government securities.  We are permitted by the board of directors to have a portfolio of up to $5.0 million, and to trade up to $2.0 million in these securities at any one time.  At December 31, 2006, however, we did not have a trading portfolio.  See Note 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

          Mutual Federal has investments in five separate Indiana limited partnerships that were organized to construct, own and operate two multi-unit apartment complexes in the Indianapolis area, one in Findley, Ohio, one in Goshen, Indiana, and one in Niles, Michigan (the Pedcor Projects).  The general partner in each of these Pedcor Projects is Pedcor Investments.  All of the Pedcor Projects are operated as multi-family, low and moderate-income housing projects, and have been performing as planned for several years.  At the inception of the Findley, Ohio Pedcor Project in February 1998, we invested $2.1 million and committed to invest an additional $1.9 million.  As of December 31, 2006, $1.3 million of this commitment remained payable over the next five years.  At the inception of the Niles, Michigan Project in August 1997, we committed to invest $3.6 million over ten years.  As of December 31, 2006, $218,000 remained payable over the next three years.  At the inception of the Goshen, Indiana Pedcor Project, in March 2004, we made the only required investment of $500,000.

          A low and moderate-income housing project qualifies for certain federal income tax credits if (1) it is a residential rental property, (2) the units are used on a non-transient basis, and (3) at least 20% of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% or less of the area median gross income.  Qualified low-income housing projects generally must comply with these and other rules for 15 years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitation as the use of general business credit, but no basis reduction is required for any portion of the tax credit claimed.  As of December 31, 2006, at least 90% of the units in the Pedcor Projects were occupied, and all of the tenants met the income test required for the tax credits.

          We received tax credits totaling $801,000 for the year ended December 31, 2006, $811,000 for the year ended December 31, 2005, and $800,000 for the year ended December 31, 2004 from the Pedcor Projects. The Pedcor Projects have incurred operating losses in the early years of their operations primarily due to accelerated depreciation of assets.  We have accounted for our investment in the Pedcor Projects on the equity method.  Accordingly, we have recorded our share of these losses as reductions to Mutual Federal’s investment in the Pedcor Projects.

          The following summarizes Mutual Federal’s equity in the Pedcor Projects’ losses and tax credits recognized in our consolidated financial statements.

	For the Year Ended December 31,

	2006	2005	2004

	(In thousands)
Investments in Pedcor low income housing projects	$3,461	$4,606	$5,025

Equity in losses, net of income tax effect	$(109)	$(104)	$147
Tax credit	801	811	800

Increase in after-tax income from Pedcor Investments	$692	$707	$947

          See Note 8 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information regarding our limited partnership investments.

          The following table sets forth the composition of our investment and mortgage-related securities portfolio and other investments at the dates indicated.  As of December 31, 2006, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,

	2006		2005		2004

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
Investment securities available-for-sale:
Mutual funds	$16,206	$15,817	$15,218	$14,847	$14,999	$14,804
Government sponsored entities	1,117	1,099	2,137	2,106	2,180	2,155
Mortgage-backed securities	3,146	3,156	1,802	1,830	2,661	2,725
Collateralized mortgage obligations	6,860	6,762	8,195	8,051	8,614	8,599
Corporate obligations	14,332	14,236	13,059	12,954	11,103	11,126
Municipal obligations	—	—	—	—	—	—

Total investment securities held for sale	41,661	41,070	40,411	39,788	39,557	39,409
Investment in limited partnerships	3,461	N/A	4,606	N/A	5,025	N/A
Investment in insurance company	590	N/A	590	N/A	590	N/A
Federal Home Loan Bank stock	9,938	N/A	10,125	N/A	7,958	N/A

Total investments	$55,650	$41,070	$55,732	$39,788	$53,130	$39,409

          The following table indicates, as of December 31, 2006, the composition and maturities of our investment securities, excluding Federal Home Loan Bank stock.

	Due in

	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities

	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value

	(Dollars in thousands)
Corporate obligations	$1,510	$6,514	$—	$6,308	$14,332	$14,236
Government sponsored entities	500	501	74	42	1,117	1,099
Mutual funds	16,206	—	—	—	16,206	15,817
Mortgage-backed securities:
Freddie Mac	—	—	112	2,103	2,215	2,209
Fannie Mae	—	1,002	998	1,545	3,545	3,525
Ginnie Mae	—	—	—	328	328	324
Other	—	2,397	—	1,521	3,918	3,860

	$18,216	$10,414	$1,184	$11,847	$41,661	$41,070

Weighted average yield	4.92%	4.62%	6.28%	5.28%	5.13%

Sources of Funds

          General.  Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

          Deposits.  We offer deposit accounts to consumers and businesses having a wide range of interest rates and terms.  Our deposits consist of savings deposit accounts, NOW and demand accounts and certificates of deposit.   We solicit deposits in our market areas.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.  Beginning in 2005, we began accepting brokered deposits.  We receive these deposits from one broker without paying a fee to that broker.  At December 31, 2006, our brokered deposits totaled $12.9 million with an average interest rate of 5.22% and a seven-month weighted average maturity, a $5.0 million increase compared to December 31, 2005.

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

          The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts.  At December 31, 2006, we were in compliance with these reserve requirements.

          The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	December 31,

	2006		2005		2004

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in thousands)
Transactions and Savings Deposits:
Noninterest bearing accounts	$47,142	6.70%	$43,466	6.35%	$39,999	6.66%
Passbook accounts	55,750	7.93	60,867	8.89	61,629	10.26
Interest-bearing NOW and demand accounts	107,963	15.35	68,710	10.04	58,440	9.74
Money market accounts	27,788	3.95	43,762	6.39	54,704	9.11

Total non-certificates	238,643	33.93	216,805	31.67	214,772	35.77

Certificates:
0.00 - 1.99%	$15,772	2.24%	41,718	6.09%	93,977	15.65
2.00 - 3.99%	82,621	11.75	224,985	32.87	192,436	32.05
4.00 - 5.99%	366,284	52.07	199,625	29.16	53,594	8.93
6.00 - 7.99%	39	0.01	1,421	0.21	45,628	7.60
8.00 - 9.99%	—	—	—	—	—	—
10.00% and over	—	—	—	—	—	—

Total certificates	464,716	66.07	467,749	68.33	385,635	64.23

Total deposits	$703,359	100.00%	$684,554	100.00%	$600,407	100.00%

          The following table shows rate and maturity information for our certificates of deposit as of December 31, 2006.

	1.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total

	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2007	9,746	34,417	104,778	—	148,941	32.05%
June 30, 2007	3,800	11,255	54,959	—	70,014	15.07%
September 30, 2007	947	6,431	76,839	—	84,217	18.12%
December 31, 2007	694	9,821	49,161	—	59,676	12.84%
March 31, 2008	584	4,352	33,085	—	38,021	8.18%
June 30, 2008	—	2,807	1,765	—	4,572	0.98%
September 30, 2008	1	3,380	2,338	30	5,749	1.24%
December 31, 2008	—	2,813	8,369	—	11,182	2.41%
March 31, 2009	—	2,151	2,619	—	4,770	1.03%
June 30, 2009	—	1,366	1,004	2	2,372	0.51%
September 30, 2009	—	625	2,702	—	3,327	0.72%
December 31, 2009	—	1,164	1,300	7	2,471	0.53%
Thereafter	—	2,039	27,365	—	29,404	6.33%

Total	15,772	82,621	366,284	39	464,716	100.00%

Percent of total	3.39%	17.78%	78.82%	0.01%	100.00%

          The following table indicates, as of December 31, 2006, the amount of our certificates of deposit and other deposits by time remaining until maturity.

	Maturity

	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total

	(In thousands)
Certificates of deposit less than $100,000	$97,631	$51,951	$95,473	$70,032	$315,087
Certificates of deposit of $100,000 or more	35,040	18,012	48,346	29,055	130,453
Public funds(1)	16,269	50	73	2,784	19,176

Total certificates of deposit	$148,940	$70,013	$143,892	$101,871	$464,716

(1)	Deposits from governmental and other public entities.

          Borrowings.  Although deposits are our primary source of funds, we utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals.  Our borrowings historically have consisted of advances from the Federal Home Loan Bank of Indianapolis.  See Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

          We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of certain of our mortgage loans and mortgage-backed securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features.  At December 31, 2006, we had $157.4 million in Federal Home Loan Bank advances outstanding.  Based on current collateral levels we could borrow an additional $132.4 million from the Federal Home Loan Bank at prevailing interest rates.  We believe that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Commitments” contained in Item 7 of this Form 10-K.

          We also are authorized to borrow from the Federal Reserve Bank of Chicago’s “discount window” after we have exhausted other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings.  We have never borrowed from our Federal Reserve Bank.

          The following table sets forth, for the years indicated, the maximum month-end balance and average balance of Federal Home Loan Bank advances and other borrowings.

	Year Ended December 31,

	2006	2005	2004

	(In thousands)
Maximum Balance:
Federal Home Loan Bank advances	$193,345	$186,008	$142,772
Other borrowings	1,784	2,146	2,511
Average Balance:
Federal Home Loan Bank advances	$168,001	$151,184	$132,558
Other borrowings	1,635	1,995	2,358

          The following table sets forth certain information as to our borrowings at the dates indicated.

	December 31,

	2006	2005	2004

	(Dollars in thousands)
Federal Home Loan Bank advances	$157,425	$186,008	$139,427
Other borrowings	1,427	1,784	2,145

Total borrowings	$158,852	$187,792	$141,572

Weighted average interest rate of FHLB advances	4.67%	3.86%	3.81%
Weighted average interest rate of other borrowings(1)	—	—	—

(1)	Our other borrowings are capitalized loans with no current interest expense.

Subsidiary and Other Activities

          As a federally chartered savings bank, Mutual Federal is permitted by OTS regulations to invest up to 2% of its assets, or $19.2 million at December 31, 2006, in the stock of, or unsecured loans to, service corporation subsidiaries.  Mutual Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes.  Service corporations may engage in activities not permitted for Mutual Federal and are not required to be controlled by Mutual Federal.  Mutual Federal also is authorized to invest an unlimited amount in operating subsidiaries that only may engage in activities authorized for Mutual Federal and must be controlled by Mutual Federal.

          At December 31, 2006, Mutual Federal had one active subsidiary, First M.F.S.B. Corporation, which is a service corporation.  The assets of First M.F.S.B. consists of an investment in Family Financial Holdings, Inc., which is an Indiana Corporation that provides debt cancellation products to financial institutions.  As of December 31, 2006, Mutual Federal’s total investment in this subsidiary was $590,000.  For the year ended December 31, 2006, First M.F.S.B. reported no income or loss.

          On January 25, 2003, MutualFirst purchased 26.9% of Indiana Title Insurance Co., LLC (“ITIC”), a full service title insurance company.  As of December 31, 2006, MutualFirst’s investment in ITIC was $1.0 million.  For the year ended December 31, 2006, MutualFirst recorded net income of $17,000 from ITIC, which consisted of title insurance commissions and other fees less expenses.  The investment in ITIC is being accounted for under the equity method.

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

Employees

          At December 31, 2006, we had a total of 253 full-time and 51 part-time employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

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

          MutualFirst.  Pursuant to regulations of the OTS and the terms of MutualFirst’s Maryland articles of incorporation, the purpose and powers of MutualFirst are to pursue any or all of the lawful objectives of a thrift holding company and to exercise any of the powers accorded to a thrift holding company.

          MutualFirst is a unitary savings and loan holding company subject to regulatory oversight by the OTS. MutualFirst is required to register and file reports with the OTS and is subject to regulation and examination by the OTS.  In addition, the OTS has enforcement authority over us and our non-savings institution subsidiaries.

          MutualFirst generally is not subject to activity restrictions.  If MutualFirst acquired control of another savings institution as a separate subsidiary, it would become a multiple savings and loan holding company, and its activities and any of its subsidiaries (other than Mutual Federal or any other savings institution) would generally become subject to additional restrictions.

          If Mutual Federal fails the qualified thrift lender test described below, MutualFirst must obtain the approval of the OTS prior to continuing, directly or through other subsidiaries, any business activity other than those approved for multiple thrift holding companies or their subsidiaries.  In addition, within one year of such failure MutualFirst must register as, and will become subject to, the restrictions applicable to bank holding companies.  The activities authorized for a bank holding company are more limited than the activities authorized for a unitary or multiple thrift holding company.

          Mutual Federal.  Mutual Federal, as a federally chartered savings institution, is subject to federal regulation, periodic examination and oversight by the OTS extending to all aspects of Mutual Federal’s operations. Mutual Federal also is subject to regulation and examination by the FDIC, which insures the deposits of Mutual Federal to the maximum extent permitted by law.  This regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders.

          The investment and lending authority of federal savings institutions are prescribed by federal laws and regulations, and federal savings institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  In addition, all savings institutions, including Mutual Federal, are required to maintain qualified thrift lender status to avoid certain restrictions on their operations.  This status is maintained by meeting the OTS qualified thrift lender test, which requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings institution may maintain 60% of its assets in the assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, such assets primarily consist of residential housing related loans and investments.  At December 31, 2006, Mutual Federal met the test and has met the test since its effectiveness.  If Mutual Federal loses qualified thrift status, it becomes subject to national bank investment and activity limits.

          The OTS regularly examines Mutual Federal and prepares reports for the consideration of Mutual Federal’s board of directors on any deficiencies that it may find in Mutual Federal’s operations.  When these examinations are conducted, the examiners may require Mutual Federal to provide for higher general or specific loan loss reserves.  Mutual Federal’s relationship with its depositors and borrowers also is regulated to a great extent by both Federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of Mutual Federal’s mortgage requirements.  The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Mutual Federal and MutualFirst.

          Mutual Federal’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At December 31, 2006, Mutual Federal’s lending limit under this restriction was $11.6 million.  Mutual Federal is in compliance with the loans-to-one-borrower limitation.

          The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Any institution which fails to comply with these standards must submit a compliance plan.

          Regulatory Capital Requirements.  Federally insured savings institutions, such as Mutual Federal, are required to maintain a minimum level of regulatory capital.  The OTS has established capital standards, including a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions.  These capital requirements must be generally as stringent as the comparable capital requirements for national banks.  The OTS also may impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

          The capital standards generally require core capital equal to at least 4.0% of adjusted total assets.  Core capital consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships.  At December 31, 2006, Mutual Federal had core capital equal to $69.0 million, or 9.5% of adjusted total assets, which is $39.8 million above the minimum requirement of 4.0% in effect on that date.

          The OTS also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets.  Total capital consists of core capital, as defined above, and supplementary capital.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.  The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset.  As of December 31, 2006, Mutual Federal had total risk-based capital of $76.6 million and risk-weighted assets of $730.1 million; or total capital of 10.5% of risk-weighted assets.  This amount was $18.2 million above the 8.0% requirement in effect on that date.

          The OTS and the FDIC are authorized and, under certain circumstances, required to take actions against savings institutions that fail to meet their capital requirements.  The OTS is generally required to restrict the activities of an “undercapitalized institution,” which is an institution with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8.0% risk-based capital ratio.  Any such institution must submit a capital restoration plan and, until such plan is approved by the OTS, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.

          Any savings institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratio of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered “significantly undercapitalized” must be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution.

An institution that becomes “critically undercapitalized” because it has a tangible capital ratio of 2.0% or less is subject to further restrictions on its activities in addition to those applicable to significantly undercapitalized institutions.  In addition, the OTS must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.  Any undercapitalized institution is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

          The OTS is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

          The imposition by the OTS or the FDIC of any of these measures on Mutual Federal may have a substantial adverse effect on our operations and profitability.

          Limitations on Dividends and Other Capital Distributions.  OTS regulations impose various restrictions on distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

          Generally, in savings institutions, such as Mutual Federal, it is required that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS.  Mutual Federal may pay dividends in accordance with this general authority.

          Savings institutions proposing to make any capital distribution need not submit written notice to the OTS prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution.  Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations must obtain OTS approval prior to making such distribution.  The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.  See “- Regulatory Capital Requirements.”

Federal Taxation

          General. We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to us. Mutual Federal’s federal income tax returns have been closed without audit by the IRS through its year ended December 31, 2002.  MutualFirst and Mutual Federal will file a consolidated federal income tax return for fiscal year 2006.

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

State Taxation

          Mutual Federal is subject to Indiana’s financial institutions tax, which is imposed at a flat rate of 8.5% on “adjusted gross income” apportioned to Indiana.  “Adjusted gross income,” for purposes of the financial institutions tax, begins with taxable income as defined by Section 63 of the Internal Revenue Code and incorporates federal tax law to the extent that it affects the computation of taxable income.  Federal taxable income is then adjusted by several Indiana modifications.

          Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

Internet Website

          We maintain a website with the address of www.mfsbank.com.  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  This Annual Report on Form 10-K and our other reports, proxy statements and other information, including earnings press releases, filed with the SEC are available on that website through a link to the SEC’s website at “Inside MFSB - MutualFirst Financial Inc. - SEC Filings.”  For more information regarding access to these filings on our website, please contact our Corporate Secretary, MutualFirst Financial, Inc., 110 E. Charles Street, Muncie, Indiana, 47305-2419; telephone number (765) 747-2800.

Executive Officers Who Are Not Directors

          The business experience for at least the past five years for each of our executive officers who do not serve as directors is set forth below.

          John H. Bowles.  Age 61 years.  Mr. Bowles is Senior Vice President of Investment Management and Private Banking, a position he has held since November 2004.  Prior to 2004, he was president of Star Financial Bank/NewCastle Region from 1987 to 2004.

          Steven R. Campbell.  Age 63 years.  Mr. Campbell is Senior Vice President of Mutual Federal’s Corporate Products and Services Division, a position he has held since 1991. He has been employed by Mutual Federal since 1984.

          Timothy J. McArdle.  Age 56 years.  Mr. McArdle, a certified public accountant, has served as Senior Vice President and Chief Financial Officer of Mutual Federal since 1995, and Treasurer of Mutual Federal since 1986.  He also serves as Senior Vice President, Treasurer and Controller of MutualFirst Financial.  He has been employed by Mutual Federal since 1981.

          Stephen C. Selby.  Age 61 years.  Since 1995, Mr. Selby has served as Senior Vice President of the Operations Division at Mutual Federal.  Prior to 1995, he served as Vice President of the Operations Division for nine years.  Mr. Selby has served in various other capacities at Mutual Federal since 1964.

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

          Approximately 45.2% of our loan portfolio as of December 31, 2006, consists of multi-family, commercial real estate, consumer and commercial business loans.  Multi-family and commercial real estate loans accounted for approximately 9.7% of our total loan portfolio as of December 31, 2006.  Our commercial business and consumer loans accounted, respectively, for approximately 8.3% and 27.3% of our total loan portfolio as of December 31, 2006.  Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties.  In addition, we plan to increase our emphasis on consumer, commercial real estate and commercial business lending.  Because of our planned increased emphasis on and increased investment in consumer, commercial real estate and commercial business lending, it may become necessary to increase the level of our provision for loan losses, which could decrease our net profits.  For further information concerning the risks associated with multi-family, commercial real estate, consumer loans and commercial business loans, see “Lending Activities” and “Asset Quality” in Item 1.

We plan to increase residential and commercial construction and development lending activities, which will increase the risk in our loan portfolio.

          Our construction and development loan portfolio represented 1.8% of our total loan portfolio at December 31, 2006.  Generally, we consider construction loans to involve a higher degree of risk than one- to four-family residential loans, because funds are advanced on the security of projects under construction and of uncertain value until completed.  We intend to increase our residential and commercial construction lending, to the extent opportunities are available in our market area and meet our underwriting criteria.  This increased emphasis on construction lending, particularly on commercial projects, may require us to increase the level of our provision for loan losses, which could decrease net profits.  For further information concerning the risks associated with construction and development lending, see “Lending Activities - Construction and Development Lending” and “- Asset Quality” in Item 1.

Rising interest rates may hurt our profits.

          To be profitable, we have to earn more money in interest we receive on loans and investments that we make than we pay to our depositors and lenders in interest.  If interest rates rise, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans, other mortgage-related investments and investment securities.  This is most likely to occur if short-term interest rates increase at a faster rate than long-term interest rates, which would cause income to go down.  In addition, rising interest rates may hurt our income, because they may reduce the demand for loans and the value of our securities.  For a further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and “Asset and Liability Management and Market Risk” in Item 7A.

If economic conditions deteriorate, our results of operations and financial condition could be adversely impacted as borrowers’ ability to repay loans declines and the value of the collateral securing our loans decreases.

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

          Our board of directors and executive officers beneficially own 18.8% of our common stock, and have additional stock options for 342,602 shares, which are exercisable within 60 days of March 1, 2007.  In addition, our employee stock ownership plan controlled 10.1% of our common stock at that date.  This inside ownership together with provisions in our articles of incorporation and bylaws may have the effect of discouraging attempts to acquire MutualFirst, pursue a proxy contest for control of MutualFirst, assume control of MutualFirst by a holder of a large block of common stock and remove Mutual First’s management, all of which certain stockholders might think are in their best interests.  These provisions include, among other things: (a) staggered terms of the members of the board of directors; (b) an 80% shareholder vote requirement for approval of any merger or consolidation of MutualFirst into any entity that directly or indirectly owns 5% or more of MutualFirst voting stock if the transaction is not approved in advance by at least a majority of the disinterested members of MutualFirst’s board of directors; (c) supermajority shareholder vote requirements for the approval of certain amendments to MutualFirst’s articles of incorporation and bylaws; (d) a prohibition on any holder of common stock voting more than 10% of the outstanding common stock; (e) elimination of cumulative voting by stockholders in the election of directors; (f) restrictions on the acquisition of our equity securities; and (g) the authorization of 5 million shares of preferred stock that may be issued with stockholder approval on terms or in circumstances that could deter a future takeover attempt.  As a Maryland corporation, we are subject to the Maryland business corporation law, which contains certain restrictions on an acquisition of control of MutualFirst.  Furthermore, federal law requires regulatory approval of any acquisition of control of MutualFirst and imposes limits on the types of companies that can control us.

We operate in a highly regulated environment, and we may be adversely affected by changes in laws and regulations.

          Mutual Federal is subject to extensive regulation, supervision and examination by the OTS, its chartering authority, and by the FDIC.  MutualFirst also is subject to regulation and supervision by the OTS.  This regulation and supervision governs the activities in which we may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  Any change in this regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Item 1B.	Unresolved Staff Comments

          None

Item 2.	Properties

          At December 31, 2006, we had 21 full service offices.  We own the office building in which our home office and executive offices are located.  At December 31, 2006, we owned all but one of our other branch offices.  The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $13.8 million at December 31, 2006.  We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.

          We utilize a third party service provider to maintain our database of depositor and borrower customer information.  At December 31, 2006, the net book value of the data processing and computer equipment utilized by us was $1.6 million.

Item 3.	Legal Proceedings

          From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  We do not anticipate incurring any material liability as a result of such litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          The common stock for MutualFirst Financial, Inc. is traded under the symbol “MFSF” on the Nasdaq Global Market.  The table below shows the high and low closing prices for our common stock for the periods indicated.  This information was provided by the Nasdaq.  At March 1, 2007, there were 4,368,397 shares of common stock issued and outstanding and approximately 1,200 shareholders of record.

	Stock Price

	High	Low	Dividends per Share

Quarter Ending:
First Quarter (ended 03/31/06)	$22.14	$19.91	$.14
Second Quarter (ended 06/30/06)	$21.30	$19.05	$.14
Third Quarter (ended 09/30/06)	$21.63	$19.75	$.15
Fourth Quarter (ended 12/31/06)	$22.85	$20.33	$.15

	Stock Price

	High	Low	Dividends per Share

Quarter Ending:
First Quarter (ended 03/31/05)	$24.91	$22.75	$.13
Second Quarter (ended 06/30/05)	$23.25	$21.50	$.13
Third Quarter (ended 09/30/05)	$23.20	$21.65	$.13
Fourth Quarter (ended 12/31/05)	$22.30	$21.10	$.14

          Our cash dividend payout policy is continually reviewed by management and the Board of Directors. The Company intends to continue its policy of paying quarterly dividends; however, the payment will depend upon a number of factors, including capital requirements, regulatory limitations, the Company’s financial condition, results of operations and the Bank’s ability to pay dividends to the Company.  The Company relies significantly upon such dividends originating from the Bank to accumulate earnings for payment of cash dividends to shareholders.

          On December 22, 2004, the Company’s Board of Directors authorized management to repurchase an additional 10% of the Company’s outstanding stock, or approximately 470,000 shares.  Information on the shares purchased during the fourth quarter of 2006 is as follows:

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

				107,625	(1)
October 1, 2006 - October 31, 2006	26,000	$21.05	26,000	81,625
November 1, 2006 - November 30, 2006	597	$21.44	597	81,028
December 1, 2006 - December 31, 2006	1,259	$20.56	1,259	79,769

	27,856	$21.04	27,856

(1)	Amount represents the number of shares available to be repurchased under the plan as of September 30, 2006.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

          The following information is only a summary and you should read it in conjunction with our consolidated financial statements and accompanying notes contained in Item 8 of this Form 10-K.

	At or For the Year Ended December 31,

	2006	2005	2004	2003	2002

	(In thousands)
Selected Financial Condition Data
Total Assets	$960,842	$971,829	$839,387	$823,791	$775,798
Cash and cash equivalents	24,915	22,365	19,743	23,068	23,620
Loans, net	805,625	822,547	713,022	703,981	641,113
Investment Securities:
Available-for -sale, at fair value	41,070	39,788	39,409	33,472	42,362
Total deposits	703,359	684,554	600,407	579,362	550,364
Total borrowings	158,852	187,791	141,572	137,103	118,287
Total stockholders’ equity	87,264	88,794	87,860	97,520	96,717
Selected Operations Data
Total interest income	$56,119	$48,478	$44,400	$46,442	$50,440
Total interest expense	29,890	21,170	17,476	19,099	23,119

Net interest income	26,229	27,308	26,924	27,343	27,321
Provision for loan losses	2,068	1,775	1,557	1,450	1,713

Net interest income after provision for loan losses	24,161	25,533	25,367	25,893	25,608

Service fee income	4,370	4,026	3,193	2,927	2,785
Gain(loss) on sale of loans and
investment securities	(669)	228	727	1,364	1,365
Other non-interest income	2,942	2,478	2,304	1,684	1,798

Total non-interest income	6,643	6,732	6,224	5,975	5,948

Salaries and employee benefits	14,617	13,792	16,167	13,097	12,454
Other expenses	10,402	9,620	8,149	7,369	7,246

Total non-interest expense	25,019	23,412	24,316	20,466	19,700

Income before taxes	5,784	8,853	7,275	11,402	11,856
Income tax expense	1,028	2,401	1,753	3,340	3,376

Net income	$4,757	$6,452	$5,522	$8,062	$8,480

	At or For the Year Ended December 31,

	2006	2005	2004	2003	2002

Selected Financial Ratios and Other Financial Data:
Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.49%	0.73%	0.67%	1.01%	1.09%
Return on average tangible equity (ratio of net income to average equity)	6.43	7.79	5.90	8.43	8.36
Interest rate spread information:
Average during the period	2.70	3.13	3.46	3.56	3.59
Net interest margin(1)	2.96	3.37	3.57	3.73	3.84
Ratio of operating expense to average total assets	2.57	2.89	2.94	2.56	2.53
Ratio of average interest-earning assets to average interest- bearing liabilities	107.65	109.30	106.06	106.53	107.71
Efficiency ratio(2)	76.11	68.78	73.26	61.43	59.21
Asset Quality Ratios:(3)
Non-performing assets to total assets	0.86	1.03	0.65	0.57	0.89
Non-performing loans to total loans	0.70	0.90	0.57	0.46	0.79
Allowance for loan losses to non-performing loans	146.45	108.04	167.32	208.26	123.35
Allowance for loan losses to loans receivable, net	1.00	0.98	0.95	0.95	0.97
Capital Ratios:
Equity to total assets(3)	9.08	9.14	10.47	11.87	12.47
Average equity to average assets	9.08	9.90	11.50	11.97	13.04
Share and Per Share Data:
Average common shares outstanding:
Basic	4,196,059	4,328,965	4,625,437	4,904,007	5,483,929
Diluted	4,274,039	4,439,686	4,772,036	5,084,514	5,597,307
Per share:
Basic earnings	$1.13	$1.49	$1.19	$1.64	$1.55
Diluted earnings	$1.11	$1.45	$1.16	$1.59	$1.51
Dividends	$0.58	$0.49	$0.47	$0.42	$0.37
Dividend payout ratio(4)	52.25%	36.55%	40.52%	26.42%	24.50%
Other Data:
Number of full-service offices	21	20	18	17	17

(1)	Net interest income divided by average interest earning assets.
(2)	Total non-interest expense divided by net interest income plus total non-interest income.
(3)	At the end of the period.
(4)	Dividends per share divided by diluted earnings per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

          MutualFirst Financial, Inc., a Maryland corporation, is a savings and loan holding company and its wholly-owned subsidiary is Mutual Federal Savings Bank, Muncie, Indiana.  MFS Financial, Inc. was formed in September 1999 to become the holding company of Mutual Federal in connection with Mutual Federal’s conversion from the mutual to stock form of organization on December 29, 1999.  In April 2000, MFS Financial, Inc. formally changed its corporate name to MutualFirst Financial, Inc. (“MutualFirst”).  The words “we,” “our” and “us” refer to MutualFirst and Mutual Federal on a consolidated basis, except that references to us prior to December 29, 1999 refer only to Mutual Federal.

          In August 2006, Mutual Federal purchased three branch offices in Winchester, Wabash and Warsaw, Indiana, resulting in the acquisition of $8.7 million in assets and the assumption of $12.4 million in liabilities for $1.0 million in cash.  The assets purchased included residential real estate mortgage loans of $5.4 million, and consumer loans of $1.2 million.  The liabilities assumed included total deposits of $12.3 million.

          Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one-to-four-family residences, a variety of consumer loans, loans secured by commercial and multi-family real estate and commercial business loans. We are headquartered in Muncie, Indiana with 21 retail offices primarily serving Delaware, Randolph, Kosciusko, Grant and Wabash counties in Indiana.  We also originate mortgage loans in contiguous counties, and we originate indirect consumer loans throughout Indiana.

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

          Recent increases in short-term interest rates, as a result of increases in the Federal Funds rate by the Board of Governors of the Federal Reserve System, without a corresponding increase in long-term interest rates have resulted in an increase in interest expense and a reduction in net interest income in 2006.  The effect of the flattening yield curve is to increase our cost of funds at a faster rate than our yield on loans and investments, due to the longer-term nature of our interest earning assets.  In 2006, as we strived to increase our investment in business-related loans, which are considered to entail greater risks than one- to four-family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses has increased to reflect this increased risk.  Our results of operations also are affected by the level of our non-interest income and expenses and income tax expense.  Results of operations also depend upon the level of MutualFirst’s non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses.

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

Financial highlights of our strategy include:

•

Continuing as a Diversified Lender.  We have been successful in diversifying our loan portfolio to reduce our reliance on any one type of loan.  From 1995 through 2000 approximately 36% of our loan portfolio consisted of loans other than one-to four- family real estate loans.  Since that time to the end of 2006, that percentage has increased to 47%.

•

Continuing as a Leading One- to Four- Family Lender.  We are one of the largest originators of one- to four-family residential loans in our five-county market area.  During 2006, we originated $100.6 million of one- to four- family residential loans.

•

Continuing To Focus On Asset Quality.  Non-performing assets to total assets was .86% at December 31, 2006, down from 1.03% at December 31, 2005.  We are confident that our underwriting standards will continue to provide for a quality loan portfolio.

•

Continuing Our Strong Capital Position.  As a result of our consistent profitability, we have historically maintained a strong capital position.  At December 31, 2006, our ratio of stockholders’ equity to total assets was 9.1%.

          Since 2000 it has been MutualFirst’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income.  Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans.

          During 2006, in keeping with its strategic objective to reduce interest rate risk exposure, MutualFirst also sold $26.3 million, excluding the bulk loan sale described below, of long term fixed rate loans that had been held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income.  This was offset, in the short term, by recognizing a gain on the sale of these loans of $486,000 during the year.

          In November 2006, we conducted a series of transactions to enhance the repositioning of our balance sheet and to improve earnings.  We sold $24.6 million of significantly below market fixed-rate mortgages that had been partially funded with higher rate Federal Home Loan Bank advances.  In order to reduce the pressure on our net interest margin and improve our interest rate risk, we sold these loans at a pre-tax loss of $1.2 million and used the proceeds to paydown our higher rate Federal Home Loan Bank advances.  In addition, we incurred approximately $300,000 of certain expenses, including compensation expense for personnel acquired in our branch acquisition and costs related to relocating an existing branch into one purchased in the branch acquisition.  We offset the additional expenses by $819,000, which we earned in a property exchange on the land for our new Elkhart county branch site to be constructed in 2007.

Financial Condition at December 31, 2006 Compared to December 31, 2005

          General.  Our assets decreased $11.0 million during 2006, ending the year at $960.8 million compared to $971.8 million at December 31, 2005, primarily due to a reduction in the net loan portfolio of $16.9 million.  Liabilities decreased $9.5 million or 1.1% primarily due to the reduction in FHLB advances.  Stockholders’ equity decreased to $87.3 million at December 31, 2006, when compared to December 31, 2005.

          Loans.  Our net loan portfolio decreased $16.9 million from $822.5 million at December 31, 2005, to $805.6 million at December 31, 2006 primarily because of loan sales mentioned below.  Consumer loans increased $8.0 million or 3.7% from $215.0 million at December 31, 2005 to $223.0 million at December 31, 2006.  Most of the consumer loan growth came from recreational vehicle and boat loans, which increased $12.8 million or 12.2% from $104.9 million to $117.6 million and home equity and home improvements loans, which increased $4.7 million or 7.4% from $63.9 million to $68.6 million.  Commercial business loans increased $3.1 million or 4.9% from $64.4 million to $67.5 million at December 31, 2006.  It has been our strategy to increase non-real estate mortgage loans as a percentage of our loan portfolio in order to mitigate interest rate risk and enhance the portfolio yield. Accordingly, we sold $50.9 million, including the $24.6 million bulk loan sale, of our fixed rate one- to four- family mortgage loans in 2006.  Real estate mortgage loans decreased $30.4 million or 5.5% from $555.6 million to $525.2 million at December 31, 2006.  Mortgage loans held for sale decreased $693,000.

          Allowance For Loan Loss.  The allowance for loan losses increased $55,000 to $8.2 million at December 31, 2006.  This increase included additional reserves of $2.1 million for 2006.  Net charge offs for the year were $2.0 million or .24% of average loans compared to $2.2 million or .29% of average loans in 2005.  The increase in the allowance for loan losses is due to continued poor economic conditions in some of our markets and changes in the mix of loans in the portfolio to an increased percentage of higher risk loans.  As of December 31, 2006 allowance for loan losses as a percentage of loans receivable and non-performing loans was 1.00% and 146.5%, respectively.

          Securities.  Investment securities totaled $41.1 million at December 31, 2006 compared to $39.8 million at December 31, 2005, a 3.2% increase.  This increase was primarily due to our deposit growth outpacing our loan growth during the year.

          Liabilities.  Our total liabilities decreased $9.5 million or 1.1% to $873.6 million at December 31, 2006 from $883.0 million at December 31, 2005.  This decrease was due primarily to the reduction in FHLB advances of $28.6 million, partially offset by an increase in deposits of $18.8 million.

          Stockholders’ Equity.  Stockholders’ equity decreased $1.5 million from $88.8 million at December 31, 2005 to $87.3 million at December 31, 2006.  This decrease in stockholders’ equity is the result of the repurchase of 233,000 shares of our common stock for $4.9 million, dividend payments of $2.4 million and a $560,000 reduction due to an SEC accounting rule change, which were partially offset by $4.8 million in net income, earned Employee Stock Ownership Plan shares of $665,000, earned tax-affected restricted stock shares of $207,000, exercised stock options of $687,000.  Also, the market value of securities available for sale compared to their book value increased $20,000 from a loss of $374,000 at December 31, 2005 to a loss of $355,000 at December 31, 2006.

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

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	Year ended December 31,

	2006			2005			2004

	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate

	(Dollars in thousands)
Interest-Earning Assets:
Interest -bearing deposits	$1,918	$67	3.49%	$1,774	$34	1.92%	$4,413	$29	0.66%
Mortgage-backed securities available-for-sale(1)	10,532	481	4.57	10,890	512	4.70	11,652	451	3.87
Investment securities available-for-sale(1)	30,055	1,440	4.79	29,591	1,113	3.76	23,365	749	3.21
Loans(2)	834,321	53,673	6.43	759,307	46,425	6.11	707,832	42,840	6.05
Stock in FHLB of Indianapolis	10,128	459	4.53	8,749	394	4.50	7,547	335	4.44

Total interest-earning assets	886,954	56,120	6.33	810,311	48,478	5.98	754,809	44,404	5.88
Non-Interest Earning Assets (net of allowance for loan losses and unrealized gain/loss)	85,641			74,577			66,819

Total assets	$972,595			$884,888			$821,628

Interest-Bearing Liabilities:
Demand and NOW accounts	$101,627	1,662	1.64	$62,545	205	0.33	$56,880	134	0.24
Savings deposits	60,253	301	0.50	61,301	260	0.42	61,421	156	0.25
Money market accounts	34,920	690	1.98	49,439	754	1.53	53,490	590	1.10
Certificate accounts	461,678	19,372	4.20	422,107	14,066	3.33	373,981	11,438	3.06

Total deposits	658,478	22,025	3.34	595,392	15,285	2.57	545,772	12,318	2.26
Borrowings	165,465	7,866	4.75	145,979	5,885	4.03	130,446	5,158	3.95

Total interest-bearing accounts	823,943	29,891	3.63	741,371	21,170	2.85	676,218	17,476	2.58
Non-Interest Bearing Accounts	45,597			41,744			36,231
Other Liabilities	14,759			14,206			14,677

Total Liabilities	884,299			797,321			727,126
Stockholders’ Equity	88,296			87,567			94,502

Total liabilities and stockholders’ equity	$972,595			$884,888			$821,628

Net Earning Assets	$63,011			$68,940			$78,591

Net Interest Income		$26,229			$27,308			$26,928

Net Interest Rate Spread(3)			2.70%			3.13%			3.30%

Net Yield on Average Interest-Earning Assets(4)			2.96%			3.37%			3.57%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities	107.65%			109.30%			111.62%

(1)	Average balances were calculated using amortized cost, which excludes FASB 115 valuation allowances.
(2)	Calculated net of deferred loan fees, loan discounts and loans in process.
(3)	Interest rate spread is calculated by subtracting weighted average interest rate cost from weighted average interest rate yield for the period indicated.
(4)	The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.

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

	Year Ended December 31,

	2006 vs. 2005			2005 vs. 2004

	Increase (decrease) Due to		Total Increase (decrease)	Increase (decrease) Due to		Total Increase (decrease)

	Volume	Rate		Volume	Rate

	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$3	$30	$33	$(25)	$30	$5
Investment securities available-for-sale	1	295	296	190	235	425
Loans receivable	4,743	2,505	7,248	3,143	442	3,585
Stock in FHLB of Indianapolis	62	3	65	54	5	59

Total interest-earning assets	$4,809	$2,833	$7,642	$3,362	$712	$4,074

Interest-bearing liabilities:
Savings deposits	$(5)	$46	$41	$0	$104	$104
Money market accounts	(254)	190	(64)	(48)	267	219
Demand and NOW accounts	197	1,260	1,457	14	2	16
Certificate accounts	1,409	3,897	5,306	1,550	1,078	2,628
Borrowings	846	1,135	1,981	625	102	727

Total interest-bearing liabilities	$2,193	$6,528	$8,721	$2,141	$1,553	$3,694

Change in net interest income			$(1,079)			$380

Comparison of Results of Operations for Years Ended December 31, 2006 and 2005.

          General.  Net income for the year ended December 31, 2006 decreased $1.7 million or 26.3% to $4.8 million compared to $6.5 million for the year ended December 31, 2005. Diluted earnings per share decreased 23.4% from $1.45 in 2005 to $1.11 in 2006 primarily due to a lower net interest margin, increased operating expenses, and several one-time events as discussed below.

          Net Interest Income.  Net interest income decreased $1.1 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. Net interest margin compression of 41 basis points was partially offset by an increase in average interest earning assets of $76.6 million, or 9.5%.  The decrease in the net interest margin reflects the Bank’s liability sensitive nature, as short term interest rates rose.

          Interest Income.  The increase in interest income during the year ended December 31, 2006 was due to an increase in the average yield on our earning assets from 5.98% in 2005 to 6.33% in 2006 as a result of increasing market interest rates.  This increase was enhanced by a $76.6 million increase in average earning assets from $810.3 million during 2005 to $887.0 million during 2006.  The majority of this increase was in average loans receivable, which increased $75.0 million from $759.3 in 2005 to $834.3 million in 2006.  The average yield on these loans increased 32 basis points from 6.11% in 2005 to 6.43% in 2006.

          Interest Expense.  The increase in interest expense was due to an increase in interest rates and an increase in average interest bearing liabilities during the year. There was a 77 basis point increase in the cost of our average interest bearing liabilities from 2.86% in 2005 to 3.63% in 2006 as a result of higher market interest rates and an increase of $82.6 million in average interest bearing liabilities from $741.4 million in 2005 to $823.9 million in 2006.  The majority of this increase was in average deposits, which increased $63.1 million from $595.4 million in 2005 to $658.5 million in 2006.  The average cost on these deposits increased 77 basis points from 2.57% in 2005 to 3.34% in 2006.

          Provision for Loan Losses.  The provision for loan losses for 2006 was $2.1 million, compared to $1.8 million for 2005 due to a refinement in the allowance calculation and the change in mix of loans in the portfolio. Non-performing loans to total loans at December 31, 2006 were .70% compared to .90% at December 31, 2005.   Non-performing assets to total assets were .86% at December 31, 2006 compared to 1.03% at December 31, 2005. These decreases were primarily due to a $1.9 million residential real estate loan secured by a first mortgage being paid in full.

          Other Income.  For the year ended December 31, 2006 non-interest income decreased $89,000 to $6.6 million compared to $6.7 million for the year ended 2005. The decrease was due to a $898,000 decrease in gain on loan sales, mostly due to the loss on a $24.6 million loan sale, $317,000 decrease in equity gains in limited partnerships, partially due to an SEC accounting rule change, and a $299,000 decrease in commission income on annuity and mutual fund sales as short term interest rates have made these products less competitive.  These decreases were mostly offset by a $1.1 million increase in other operating income, primarily related to a land exchange gain in Elkhart County, Indiana, state tax refunds and a $344,000 increase in service fees on transaction accounts.

          Other Expense.  Non-interest expense increased $1.6 million or 6.9% to $25.0 million for the year 2006 compared to $23.4 million for the year 2005. The increase was due primarily to the compensation and occupancy costs associated with the opening of three new branches: one in May of 2005, another with the purchase of Fidelity Federal in September of 2005 and the other with the Community First branch acquisition in August of 2006. Marketing expenses were up $165,000 primarily due to a new branding campaign designed to more clearly communicate our strategic position. Other expenses increased $436,000, primarily due to increased REO expenses due to more repossessed properties, and other general and administrative expense increases related to the opening of the new branches.

          Income Tax Expense.  Income tax expense decreased $1.4 million for the year ended December 31, 2006 compared to 2005 due to decreased taxable income. The effective tax rate decreased from 27.1% to 17.8% due to an increased percentage of low income housing tax credits to taxable income when comparing 2006 to 2005.

Comparison of Results of Operations for Years Ended December 31, 2005 and 2004.

          General. Net income for the year ended December 31, 2005 increased $930,000 or 16.8% to $6.5 million compared to $5.5 million for the year ended December 31, 2004. Diluted earnings per share increased 25.0% from $1.16 in 2004 to $1.45 in 2005 primarily due to one time expenses in 2004 associated with a separation agreement. The Company’s earnings for 2004 would have been $7.2 million ($1.51 for diluted earnings per share) without the one time expenses. The primary reasons for the decline, when comparing net income for 2005 to normalized 2004, was a decreasing interest margin due to a flat yield curve and increased operating expenses due to costs related to current and future growth of the Company.

          Net Interest Income. Net interest income increased $384,000 for the year ended December 31, 2005, compared to the year ended December 31, 2004. The primary reason for the improvement was a $55.5 million, or 7.4% increase in average interest-earning assets, primarily due to the Fidelity purchase, partially offset by a 20 basis point decrease in the net interest margin reflecting the Bank’s liability sensitive nature, as short-term interest rates rose.

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

          Provision for Loan Losses. The provision for loan losses for 2005 was $1.8 million, compared to $1.6 million for 2004 due to the increased loan balances, higher net charge-offs in 2005 compared to 2004 and higher non-performing loans at the end of the year compared to a year ago. Non-performing loans to total loans at December 31, 2005 were .90% compared to .55% at December 31, 2004. Non-performing assets to total assets were 1.03% at December 31, 2005 compared to .64% at December 31, 2004. These increases were primarily due to a $1.9 million residential real estate loan secured by a first mortgage being over 90 days past due. Management is confident that the collateral is more than enough to cover the debt. Also, a $384,000 commercial real estate loan that was performing as of the end of the third quarter defaulted in October and the collateral was taken into REO in December. In addition, several troubled residential real estate loans totaling $646,000 were taken into REO in the fourth quarter. Only one of these loans, totaling $85,000 was related to the Fidelity purchase. Potential losses on these properties are yet to be determined.

          Other Income. For the year ended December 31, 2005, non-interest income increased $509,000 or 8.2% to $6.7 million compared to $6.2 million for 2004. The increase was due primarily to an $833,000 or 26.1% increase in service fee income due primarily to more checking accounts, the overdraft privilege program and a $128,000 or 15.0% increase in commission income due to increased annuity sales. These increases were partially offset by a $420,000 reduction in the gain on sale of loans due to reduced mortgage refinancing activity in 2005 and a $109,000 reduction in other income due primarily to reduced gain on the sale of real estate owned.

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

Liquidity and Commitments

          Mutual Federal is required to maintain adequate levels of investments for liquidity purposes to ensure the institution’s safe and sound operations.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Historically, we have maintained liquid assets at levels adequate to meet the requirements of normal operations, including potential deposit outflows.  Cash flow projections are regularly reviewed and updated to ensure that adequate liquidity is maintained.  At December 31, 2006, our liquidity ratio, which is our liquid assets as a percentage of net withdrawable savings deposits and current borrowings, was 7.05%.

          Our liquidity, represented by cash and cash equivalents and investment securities, is a product of our operating, investing and financing activities.  Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations.  While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.  We also generate cash through borrowings.  We utilize Federal Home Loan Bank advances to leverage our capital base and provide funds for our lending and investment activities, and to enhance our interest rate risk management.

          Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities.  We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities.  At December 31, 2006, the total approved loan origination commitments outstanding amounted to $28.4 million.  At the same date, the unadvanced portion of construction loans was $4.5 million.  At December 31, 2006, unused lines of credit totaled $49.2 million and outstanding letters of credit totaled $6.5 million.  As of December 31, 2006, certificates of deposit scheduled to mature in one year or less totaled $362.8 million, and investment and mortgage-backed securities scheduled to mature in one year or less totaled $18.2 million.  Based on historical experience, management believes that a significant portion of maturing deposits will remain with us.  We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments. The following table presents our contractual obligations (excluding deposit products).

	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years

Contractual Obligations
Federal Home Loan Bank Advances	$157,425	$74,350	$54,161	$23,569	$5,345
Notes Payable	1,427	371	830	226	—

Total	$158,852	$74,721	$54,991	$23,795	$5,345

Capital

          Consistent with our goals to operate a sound and profitable financial organization, Mutual Federal actively strives to remain a “well capitalized” institution in accordance with regulatory standards.  Total stockholders’ equity of MutualFirst Financial, Inc. was $87.3 million at December 31, 2006, or 9.1% of total assets on that date.  As of December 31, 2006, Mutual Federal exceeded all capital requirements of the OTS, with regulatory capital ratios as follows:  core capital, 7.3%; Tier I risk-based capital, 9.5%; and total risk-based capital, 10.5%.  The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

Pending Accounting Pronouncements

Defined Benefit Pension and Other Postretirement Plan.  In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Accounting for Defined Benefit Pension and Other Postretirement Plan—an amendment of SFAS No. 87, 88, 106 and 132(R). This statement requires an entity that sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan (measured as the difference between the fair value of plan assets and the benefit obligation) in its statement of financial position.  For a pension plan, the benefit obligation is the projected benefit obligation and for any other plan the benefit obligation is the accumulated postretirement benefit obligation.  Additionally, all items previously deferred when applying SFAS No. 87 or SFAS No. 106 will now be recognized as a component of accumulated other comprehensive income, net of applicable taxes.  SFAS No. 158 will not change the components of net periodic benefit cost.  SFAS No. 158 will require plan asset and benefit obligations to be measured primarily as of the balance sheet date.  The effective date for the recognition of the funded status on the balance sheet is for fiscal years ending after December 15, 2006 while the effective date for the requirement that the measurement date of plan assets and the benefit obligation be the same as the balance sheet date is for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 is not expected to have a significant impact on the Company’s financial condition or results of operations.

Critical Accounting Policies

          The notes to the consolidated financial statements in Item 8 of this Form 10-K contain a summary of MutualFirst’s significant accounting policies.  Certain of these policies are important to the portrayal of MutualFirst’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets, mortgage servicing rights and real estate held for development and the valuation of intangible assets.

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

Intangible Assets

          MutualFirst periodically assesses the impairment of its goodwill and the recoverability of its core deposit intangible.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  If actual external conditions and future operating results differ from MutualFirst’s judgments, impairment and/or increased amortization charges may be necessary to reduce the carrying value of these assets to the appropriate value.

Impact of Inflation

          Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles.  The principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

          Our primary assets and liabilities are monetary in nature.  As a result, interest rates affect our performance more than general levels of inflation.  Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation.  In a period of rapidly rising interest rates, the liquidity and maturity structure of our assets and liabilities are critical to the maintenance of acceptable performance levels.

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

          In order to minimize the potential for adverse effects of material and prolonged changes in interest rates on our results of operations, we adopted asset and liability management policies to better match the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities.  Mutual Federal’s Board of Directors sets and recommends asset and liability policies, which are implemented by the asset and liability management committee.  The Asset and Liability Management Committee is chaired by the chief financial officer and is comprised of members of our senior management.  The purpose of the Asset and Liability Management Committee is to communicate, coordinate and control asset/liability management issues consistent with our business plan and board-approved policies.  This committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs.  The objectives are to manage assets and funding sources consistent with liquidity, capital adequacy, growth, risk and profitability goals.  The Asset and Liability Management Committee generally meets monthly to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to a net present value of portfolio equity analysis and income simulations.  At each meeting, the Asset and Liability Management Committee recommends appropriate strategy changes based on this review.  The chief financial officer is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Board of Directors, at least quarterly.

          In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have sought to:

•	Originate and purchase adjustable rate mortgage loans and commercial business loans,

•	Originate shorter-duration consumer loans,

•	Manage our deposits to establish stable deposit relationships,

•	Acquire longer-term borrowings at fixed rates, when appropriate, to offset the negative impact of longer-term fixed rate loans in our loan portfolio, and

•	Limit the percentage of long-term fixed-rate loans in our portfolio.

          Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin.  We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans.  In addition, in an effort to avoid an increase in the percentage of long-term fixed-rate loans in our portfolio, in 2006, we sold $50.9 million of fixed rate, one-to four- family mortgage loans with an original term to maturity of over 10 years in the secondary market.

          The Asset and Liability Management Committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and market value of portfolio equity that are authorized by our board of directors.

          The OTS provides Mutual Federal with the information presented in the following tables.  The tables present the change in our net portfolio value at December 31, 2006 and 2005 that would occur upon an immediate and sustained change in market interest rates of 100 to 300 basis points as required by the OTS, and do not give any effect to actions that management might take to counteract that change.  The changes in net portfolio value under all rate changes shown were within guidelines approved by the board of directors.

December 31, 2006

Net Portfolio Value

					NPV as % of PV of Assets
Changes In Rates
		$ Amount	$ Change	% Change	NPV Ratio	Change

+300	bp	58,685	-42,718	-42%	6.40%	-402	bp
+200	bp	73,875	-27,529	-27%	7.89%	-253	bp
+100	bp	88,541	-12,863	-13%	9.26%	-115	bp
0	bp	101,404			10.42%
-100	bp	109,112	7,709	8%	11.06%	+64	bp
-200	bp	114,178	12,775	13%	11.45%	+103	bp

December 31, 2005

Net Portfolio Value

					NPV as % of PV of Assets
Changes In Rates
		$ Amount	$ Change	% Change	NPV Ratio	Change

+300	bp	56,117	-37,321	-40%	6.08%	-346	bp
+200	bp	69,434	-24,005	-26%	7.37%	-217	bp
+100	bp	82,300	-11,138	-12%	8.57%	-98	bp
0	bp	93,438			9.55%
-100	bp	99,369	5,930	6%	10.02%	47	bp
-200	bp	98,783	5,344	6%	9.88%	34	bp

          The OTS uses certain assumptions in assessing the interest rate risk of savings banks.  These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market value of certain assets under differing interest rate scenarios, among others.

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

Item 8.	Financial Statements and Supplementary Data

MutualFirst Financial, Inc.

Accountants’ Report and Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
MutualFirst Financial, Inc.
Muncie, Indiana

We have audited the accompanying consolidated balance sheets of MutualFirst Financial, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MutualFirst Financial, Inc.  as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MutualFirst Financial, Inc’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2007  expressed unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting.

BKD, LLP

Indianapolis, Indiana
March 13, 2007

MutualFirst Financial, Inc.

Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005

Assets
Cash and due from banks	$23,235,328	$20,481,168
Interest-bearing demand deposits	1,679,544	1,883,415

Cash and cash equivalents	24,914,872	22,364,583
Interest-bearing deposits	293,000	293,000
Investment securities available for sale	41,070,091	39,787,608
Loans held for sale	1,329,700	2,022,390
Loans, net of allowance for loan losses of $8,156,000 and $8,100,000	805,625,486	822,547,365
Premises and equipment	15,431,475	14,169,464
Federal Home Loan Bank stock	9,938,400	10,124,700
Investment in limited partnerships	3,460,818	4,605,898
Deferred income tax benefit	4,376,318	3,817,287
Cash value of life insurance	29,120,760	28,045,357
Goodwill	13,786,468	12,926,858
Other assets	11,495,044	11,124,788

Total assets	$960,842,432	$971,829,298

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$47,142,407	$43,466,048
Interest-bearing	656,216,247	641,087,825

Total deposits	703,358,654	684,553,873
Federal Home Loan Bank advances	157,425,176	186,007,669
Notes payable	1,426,769	1,783,851
Other liabilities	11,367,515	10,690,285

Total liabilities	873,578,114	883,035,678

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $.01 par value
Authorized and unissued - 5,000,000 shares
Common stock, $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding – 4,366,636 and 4,552,218 shares	43,666	45,522
Additional paid-in capital	33,101,586	33,889,584
Retained earnings	56,698,546	57,968,477
Accumulated other comprehensive loss	(354,734)	(374,701)
Unearned benefit plan shares	(2,224,746)	(2,735,262)

Total stockholders’ equity	87,264,318	88,793,620

Total liabilities and stockholders’ equity	$960,842,432	$971,829,298

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Income
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Interest and Dividend Income
Loans receivable	$53,672,382	$46,424,599	$42,839,649
Investment securities	1,920,823	1,625,288	1,196,295
Federal Home Loan Bank stock	459,255	393,628	334,544
Deposits with financial institutions	67,143	34,477	29,460

Total interest and dividend income	56,119,603	48,477,992	44,399,948

Interest Expense
Deposits	22,024,156	15,285,549	12,317,820
Federal Home Loan Bank advances	7,803,817	5,822,073	5,080,991
Other interest expense	62,424	62,424	76,849

Total interest expense	29,890,397	21,170,046	17,475,660

Net Interest Income	26,229,206	27,307,946	26,924,288
Provision for loan losses	2,068,000	1,775,000	1,556,500

Net Interest Income After Provision for Loan Losses	24,161,206	25,532,946	25,367,788

Other Income
Service fee income	4,369,508	4,025,671	3,193,229
Net realized gains (losses) on sales of available-for-sale securities	00	(762)	(2,817)
Commissions	682,432	981,817	853,842
Equity in income (loss) of limited partnerships	(181,366)	135,216	52,322
Net gains (losses) on sales of loans	(669,389)	228,174	729,897
Net servicing fees	62,122	192,171	122,596
Increase in cash value of life insurance	1,075,403	955,000	950,000
Other income	1,303,778	215,025	324,340

Total other income	6,642,488	6,732,312	6,223,409

Other Expenses
Salaries and employee benefits	14,617,254	13,792,355	16,167,177
Net occupancy expenses	1,507,067	1,415,377	1,149,931
Equipment expenses	1,221,991	1,228,134	1,124,185
Data processing fees	897,998	821,863	630,312
Advertising and promotion	966,224	801,377	721,957
Automated teller machine expense	699,435	654,467	587,076
Professional fees	992,984	1,018,485	750,144
Other expenses	4,116,326	3,680,043	3,184,942

Total other expenses	25,019,279	23,412,101	24,315,724

Income Before Income Tax	5,784,415	8,853,157	7,275,473
Income tax expense	1,027,900	2,400,975	1,753,450

Net Income	$4,756,515	$6,452,182	$5,522,023

Earnings Per Share
Basic	$1.13	$1.49	$1.19
Diluted	1.11	1.45	1.16

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2006, 2005 and 2004

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Benefit Plan Shares	Total

Balances, January 1, 2004	52,932	38,052,080	63,409,374	233,738	(4,227,992)	97,520,132
Comprehensive income
Net income			5,522,023			5,522,023
Other comprehensive income, net of tax - unrealized losses on securities				(322,384)		(322,384)

Comprehensive income						5,199,639

Cash dividends ($.47 per share)			(2,149,714)			(2,149,714)
Exercise of stock options	382	553,156				553,538
Stock repurchased	(6,230)	(4,744,626)	(9,955,630)			(14,706,486)
RRP shares earned					600,550	600,550
Tax benefit on stock options and RRP shares		90,436				90,436
ESOP shares earned		434,208			317,840	752,048

Balances, December 31, 2004	47,084	34,385,254	56,826,053	(88,646)	(3,309,602)	87,860,143
Comprehensive income
Net income			6,452,182			6,452,182
Other comprehensive income, net of tax - unrealized losses on securities				(286,055)		(286,055)

Comprehensive income						6,166,127

Cash dividends ($.53 per share)			(2,308,856)			(2,308,856)
Exercise of stock options	534	758,557				759,091
Stock repurchased	(2,096)	(1,815,843)	(3,000,902)			(4,818,841)
RRP shares earned					256,500	256,500
Tax benefit on stock options and RRP shares		155,000				155,000
ESOP shares earned		406,616			317,840	724,456

Balances, December 31, 2005	45,522	33,889,584	57,968,477	(374,701)	(2,735,262)	88,793,620
Comprehensive income
Net income			4,756,515			4,756,515
Other comprehensive income net of tax - unrealized gains on securities				19,967		19,967

Comprehensive income						4,776,482

Cash dividends ($.58 per share)			(2,359,547)			(2,359,547)
Exercise of stock options	474	686,826				687,300
Stock repurchased	(2,330)	(1,825,273)	(3,107,881)			(4,935,484)
RRP shares earned		150,564				150,564
Tax benefit on stock options and RRP shares		45,400				45,400
ESOP shares earned		347,161			317,840	665,001
Reclassification of unearned RRP shares		(192,676)			192,676	—
Cumulative effect of applying SAB no. 108			(559,018)			(559,018)

Balances December 31 2006	$43,666	$33,101,586	$56,698,546	$(354,734)	$(2,224,746)	$87,264,318

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Operating Activities
Net income	$4,756,515	$6,452,182	$5,522,023
Items not requiring (providing) cash
Provision for loan losses	2,068,000	1,775,000	1,556,500
ESOP shares earned	665,001	724,456	752,048
RRP shares earned	150,564	256,500	600,550
Depreciation and amortization	2,863,255	2,643,167	2,786,288
Deferred income tax	(192,509)	376,614	117,298
Loans originated for sale	(25,124,598)	(12,445,397)	(25,613,232)
Proceeds from sales of loans held for sale	49,746,168	13,564,331	40,820,936
(Gains) losses on sales of loans held for sale	669,389	(228,174)	(729,897)
Tax benefit on stock options and RRP shares	(45,400)	(155,000)	(90,436)
Change in
Interest receivable	275,770	(443,527)	155,291
Other assets	(1,216,116)	(941,473)	(193,052)
Interest payable	205,881	396,568	173,530
Other liabilities	433,669	395,216	(470,932)
Cash value of life insurance	(1,075,403)	(955,000)	(950,000)
Other adjustments	939,706	656,088	560,073

Net cash provided by operating activities	35,119,892	12,071,551	24,996,988

Investing Activities
Purchases of securities available for sale	(5,658,192)	(10,263,230)	(20,897,969)
Proceeds from maturities and paydowns of securities available for sale	3,946,193	7,264,794	10,676,145
Proceeds from sales of securities available for sale	395,949	13,399,931	3,472,490
Net change in loans	(6,082,431)	(35,099,134)	(28,416,263)
Purchases of premises and equipment	(2,752,106)	(2,431,451)	(3,182,626)
Proceeds from real estate owned sales	1,126,224	538,342	967,264
Cash received (paid) in acquisition, net	3,894,267	(9,349,563)	—
Other investing activities	1,350,350	(385,996)	(252,429)

Net cash used in investing activities	(3,779,746)	(36,326,307)	(37,633,388)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	15,877,096	(21,457,623)	18,489,158
Certificates of deposits	(9,399,360)	29,713,925	2,555,564
Repayment of note payable	(419,506)	(424,005)	(427,560)
Proceeds from FHLB advances	514,450,000	425,300,000	253,700,000
Repayment of FHLB advances	(542,731,831)	(400,301,792)	(248,922,980)
Net change in advances by borrowers for taxes and insurance	(3,925)	259,064	130,034
Stock repurchased	(4,935,484)	(4,818,841)	(14,706,486)
Proceeds from stock options exercised	687,300	759,091	553,538
Tax benefit on stock options and RRP shares	45,400	155,000	90,436
Cash dividends	(2,359,547)	(2,308,856)	(2,149,714)

Net cash provided by (used in) financing activities	(28,789,857)	26,875,963	9,311,990

Net Change in Cash and Cash Equivalents	2,550,289	2,621,207	(3,324,410)
Cash and Cash Equivalents, Beginning of Year	22,364,583	19,743,376	23,067,786

Cash and Cash Equivalents, End of Year	$24,914,872	$22,364,583	$19,743,376

Additional Cash Flows Information
Interest paid	$29,684,516	$20,571,776	$17,302,130
Income tax paid	1,225,000	2,502,366	1,672,000
Transfers from loans to foreclosed real estate	1,484,766	2,048,232	895,599
Loans transferred to held for sale	24,598,269	—	15,293,086
Mortgage servicing rights capitalized	437,194	134,710	408,208

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of MutualFirst Financial, Inc. (Company) and its wholly owned subsidiary, Mutual Federal Savings Bank (Bank) and the Bank’s wholly owned subsidiary, First MFSB Corporation, conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry.  The more significant of the policies are described below.

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

The Bank generates mortgage, consumer and commercial loans and receives deposits from customers located primarily in north central Indiana.  The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets.  First MFSB Corporation sells various insurance products.

Consolidation - The consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s subsidiary, after elimination of all material intercompany transactions.

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

Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses.  In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans held for sale are carried at the lower of aggregate cost or market.  Market is determined using the aggregate method.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income based on the difference between estimated sales proceeds and aggregate cost.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Loans are carried at the principal amount outstanding.  A loan is impaired when, based on current information or events, it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Payments with insignificant delays not exceeding 90 days are not considered impaired.  Certain significant nonaccrual and substantially delinquent loans may be considered to be impaired.  The Company considers its investment in one-to-four family residential loans and consumer loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment.  Interest income is accrued on the principal balances of loans.  The accrual of interest on impaired and nonaccrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible.  Interest income is subsequently recognized only to the extent cash payments are received.  Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans over the contractual maturity of the loans.

Allowance for loan losses is maintained to absorb loan losses based on management’s continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio.  The evaluation by management includes consideration of past loss experience, changes in the composition of the portfolio, the current condition and amount of loans outstanding, and the probability of collecting all amounts due.  Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent.  The allowance is increased by the provision for loan losses, which is charged against current period operating results.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.  Management believes that as of December 31, 2006, the allowance for loan losses is adequate based on information currently available.  A worsening or protracted economic decline in the areas within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
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

Reclassifications of certain amounts in the 2005 and 2004 consolidated financial statements have been made to conform to the 2006 presentation.

Stock Options are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. At December 31, 2006, the Company has a stock-based employee compensation plan, which is described more fully in Note 19.  Prior to 2006, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  Accordingly, in 2005, no stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock at the grant date.

Effective January 1, 2006 the Company adopted the fair value recognition provisions of SFAS No. 123R  The Company selected the modified prospective application.  Accordingly, after January 1, 2006, the Company will begin expensing the fair value of stock options granted, modified, repurchased or cancelled.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards No. 123, Share-Based Payment (SFAS 123).

	2005	2004

Net income, as reported	$6,452	$5,522
Less: Stock-based employee compensation cost determined under the fair value method, net of income taxes	(164)	(138)

Pro forma net income	$6,288	$5,384

Earnings per share
Basic - as reported	$1.49	$1.19
Basic - pro forma	1.45	1.16
Diluted - as reported	1.45	1.16
Diluted - pro forma	1.42	1.13

Note 2:	Impact of Recently Adopted Accounting Pronouncements

In accordance with Staff Accounting Bulletin 108, the Company made an adjustment to the 2006 financial statements to correct an error that had previously been considered immaterial.  The error arose in 2001 as the Company recognized accretion relating to negative goodwill that had been allocated as a pro rata reduction of an investment in low income housing partnership.  Related to this and subsequent to 2001 the Company recognized its portion of losses on the investment although due to the allocation of negative goodwill the investment had no book value.  The error was $559,000 and is shown as a cumulative effect of adopting SAB No. 108 in the consolidated statements of stockholders’ equity.

Note 3:	Acquisitions

On August 18, 2006, the Bank acquired three branch offices in Warsaw, Wabash, and Winchester, Indiana of Community First Bank aqnd Trust from First Financial Bancorp of Hamilton, Ohio (First Financial).  As a result of the acquisition, the Bank will have an opportunity to increase its deposit base and reduce transaction costs.  The Bank also expects to reduce costs through economies of scale.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The aggregate cash received was $3,690,000. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash and cash equivalents	$204
Loans	6,502
Premises and equipment	803
Core deposit intangible	313
Goodwill	842

Total assets acquired	8,664

Deposits	12,327
Other liabilities	27

Total liabilities assumed	12,354

Net liabilities assumed	$3,690

The only significant intangible asset acquired was the core deposit base, which has a useful life of approximately ten years and will be amortized using an accelerated method.  The $842,000 of goodwill is expected to be deductible for tax purposes ratably over fifteen years.

On September 16, 2005, the Bank acquired substantially all of the assets and assumed essentially all of the liabilities of Fidelity Federal Savings Bank (Fidelity), an affiliate of First Financial.  First Financial did not account for Fidelity as a separate operating segment and, therefore, complete financial statements are not available for purposes of presenting proforma disclosures.  The results of Fidelity’s operations have been included in the consolidated financial statements since that date.  Fidelity is a thrift located in Marion, Indiana.  As a result of the acquisition, the Bank will have an opportunity to increase its deposit base and reduce transaction costs.  The Bank also expects to reduce costs through economies of scale.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The aggregate cash purchase price was $20,274,000. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash and cash equivalents	$10,924
Investments	12,887
Loans	79,805
Premises and equipment	641
Core deposit intangible	1,011
Goodwill	12,119
Other assets	682

Total assets acquired	118,069

Deposits	75,890
Federal Home Loan Bank advances	21,658
Other liabilities	247

Total liabilities assumed	97,795

Net assets acquired	$20,274

The only significant intangible asset acquired was the core deposit base, which has a useful life of approximately ten years and will be amortized using an accelerated method.  The $12,119,000 of goodwill is expected to be deductible for tax purposes ratably over fifteen years.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 4:	Restriction on Cash

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2006 was $1,823,000.

Note 5:	Investment Securities Available for Sale

	2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities	$3,146	$30	$(20)	$3,156
Collateralized mortgage obligations	6,860	1	(99)	6,762
Federal agencies	1,001	—	(18)	983
Small Business Administration	116	—	—	116
Corporate obligations	14,332	20	(116)	14,236
Marketable equity securities	16,206	—	(389)	15,817

Total investment securities	$41,661	$51	$(642)	$41,070

	2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities	$1,802	$48	$(20)	$1,830
Collateralized mortgage obligations	8,195	—	(144)	8,051
Federal agencies	2,002	—	(41)	1,961
Small Business Administration	135	10	—	145
Corporate obligations	13,059	34	(139)	12,954
Marketable equity securities	15,218	—	(371)	14,847

Total investment securities	$40,411	$92	$(715)	$39,788

Marketable equity securities consist of shares in mutual funds which invest in government obligations and mortgage-backed securities.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2006 and 2005 was $30,510,000 and $35,213,000, which is approximately 74 percent and 89 percent of the Company’s available-for-sale investment portfolio at those dates.  These declines primarily resulted from increases in market interest rates.  The marketable equity securities consist of units in an adjustable rate mortgage (ARM) fund and were purchased to help the Company’s investment portfolio provide higher levels of current income in rising rate environments. This is due to the adjustable and floating rate securities that comprise the majority of the funds assets.  As fixed rate bonds lose value in rising rate environments, the ARM fund is managed to minimize market value declines due to the proclivity of the majority of the fund assets to reset up to market levels in rising rate environments. The unrealized losses the Company is experiencing on the ARM fund were expected in the current rate environment.  The ARM fund has consistently followed the same strategy and asset allocation since its inception.  When rates start to rise, it is anticipated the fund will reinvest in higher rate mortgage instruments.

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

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005:

	2006

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$967	$(2)	$458	$(18)	$1,425	$(20)
Collateralized mortgage obligations	907	(2)	4,964	(97)	5,871	(99)
Federal agencies	—	—	983	(18)	983	(18)
Corporate obligations	—	—	7,415	(116)	7,415	(116)
Marketable equity securities	—	—	14,816	(389)	14,816	(389)

Total temporarily impaired securities	$1,874	$(4)	$28,636	$(638)	$30,510	$(642)

	2005

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$382	$(9)	$315	$(11)	$697	$(20)
Collateralized mortgage obligations	2,365	(25)	5,609	(119)	7,974	(144)
Federal agencies	—	—	1,961	(41)	1,961	(41)
Corporate obligations	6,023	(34)	4,408	(105)	10,431	(139)
Marketable equity securities	—	—	14,150	(371)	14,150	(371)

Total temporarily impaired securities	$8,770	$(68)	$26,443	$(647)	$35,213	$(715)

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The amortized cost and fair value of securities available for sale at December 31, 2006, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2006

	Amortized Cost	Fair Value

Within one year	$2,010	$1,987
One to five years	7,016	6,921
After ten years	6,307	6,311

	15,333	15,219
Mortgage-backed securities	3,146	3,156
Collateralized mortgage obligations	6,860	6,762
Small Business Administration	116	116
Marketable equity securities	16,206	15,817

Totals	$41,661	$41,070

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $15,309,000 and $14,636,000 at December 31, 2006 and 2005.

Proceeds from sales of securities available for sale during 2006, 2005 and 2004 were $396,000, $13,400,000 and $3,472,000.  Gross losses of $0, $1,000 and $3,000 in 2006, 2005 and 2004 were recognized on those sales.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 6:	Loans and Allowance

	2006	2005

Real estate loans
One-to-four family	$431,793	$449,891
Multi-family	5,073	5,505
Commercial	73,912	77,270
Construction and development	14,451	22,938

	525,229	555,604

Consumer loans
Auto	31,336	39,802
Home equity	30,051	31,962
Home improvement	38,546	31,933
Mobile home	1,422	2,106
Recreational vehicles	71,321	64,222
Boats	46,311	40,631
Other	3,986	4,305

	222,973	214,961

Commercial business loans	67,476	64,353

Total loans	815,678	834,918
Undisbursed loans in process	(5,520)	(7,724)
Unamortized deferred loan costs, net	3,623	3,453
Allowance for loan losses	(8,156)	(8,100)

Net loans	$805,625	$822,547

	2006	2005	2004

Allowance for loan losses
Balances, January 1	$8,100	$6,867	$6,779
Provision for losses	2,068	1,775	1,557
Allowance acquired in acquisition	—	1,646	—
Recoveries on loans	291	351	523
Loans charged off	(2,303)	(2,539)	(1,992)

Balances, December 31	$8,156	$8,100	$6,867

At December 31, 2006 and 2005, accruing loans delinquent 90 days or more totaled $0 and $1,960,000. Non-accruing loans at December 31, 2006 and 2005 were $5,569,000 and $5,422,000.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Impaired loans totaled $5,561,000 and $6,882,000 at December 31, 2006 and 2005, respectively.  An allowance for loan losses of $243,000 and $1,002,000 relates to impaired loans of $723,000 and $4,921,000 at December 31, 2006 and 2005, respectively.  At December 31, 2006, impaired loans of $4,838,000 had no related allowance for loan losses.

Interest of $203,000, $165,000 and $131,000 was recognized on average impaired loans of $6,288,000, $6,944,000 and $4,205,000 for 2006, 2005 and 2004, respectively.  Interest of $7,000, $2,000 and $47,000 was recognized on impaired loans on a cash basis during 2006, 2005 and 2004, respectively.

Note 7:	Premises and Equipment

	2006	2005

Cost
Land	$5,578	$4,535
Buildings and land improvements	12,371	12,395
Equipment	11,622	11,124

Total cost	29,571	28,054
Accumulated depreciation and amortization	(14,140)	(13,885)

Net	$15,431	$14,169

Note 8:	Investment In Limited Partnerships

	2006	2005

Pedcor Investments 1990-XI (19.79 percent ownership)	$5	$17
Pedcor Investments 1990-XIII (99.00 percent ownership)	626	762
Pedcor Investments 1997-XXVIII (99.00 percent ownership)	2,474	2,578
Pedcor Investments 1997-XXIX (99.00 percent ownership)	—	849
Pedcor Investments 2001-LI (9.90 percent ownership)	356	400

	$3,461	$4,606

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The limited partnerships build, own and operate apartment complexes.  The Company records its equity in the net income or loss of the limited partnerships based on the Company’s interest in the partnerships.  The Company recorded income (loss) from these limited partnerships of $(181,000), $135,000, and $52,000 for 2006, 2005 and 2004.  In addition, the Company has recorded the benefit of low income housing credits of $801,000, $811,000 and $800,000 for 2006, 2005 and 2004.  Combined financial statements for the limited partnerships recorded under the equity method of accounting are as follows:

	2006	2005

Combined condensed balance sheets
Assets
Cash	$219	$96
Land and property	30,092	28,282
Other assets	930	628

Total assets	$31,241	$29,006

Liabilities
Notes payable	$28,323	$25,577
Other liabilities	1,081	960

Total liabilities	29,404	26,537

Partners’ equity (deficit)
General partners	(2,946)	(1,437)
Limited partners	4,783	3,906

Total partners’ equity	1,837	2,469

Total liabilities and partners’ equity	$31,241	$29,006

	2006	2005	2004

Combined condensed statements of operations
Total revenue	$3,400	$3,114	$4,349
Total expenses	(4,293)	(3,832)	(5,014)

Net loss	$(893)	$(718)	$(665)

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 9:	Deposits

	2006	2005

Noninterest-bearing demand	$47,142	$43,466
Interest-bearing demand	107,963	68,710
Savings	55,750	60,867
Money market savings	27,788	43,762
Certificates and other time deposits of $100,000 or more	149,452	164,579
Other certificates	315,264	303,170

Total deposits	$703,359	$684,554

Certificates including other time deposits of $100,000 or more maturing in years ending December 31:

2007	$362,847
2008	59,524
2009	12,940
2010	23,291
2011	6,014
2012	100

$464,716

Note 10:	Federal Home Loan Bank Advances

Maturities Years Ending December 31

2007	$74,350
2008	39,321
2009	14,840
2010	22,886
2011	683
Thereafter	5,345

$157,425

At December 31, 2006, the Company has pledged $409,146,000 in qualifying first mortgage loans and investment securities as collateral for advances and outstanding letters of credit.  Advances, at interest rates from 2.59 to 7.33 percent at December 31, 2006, are subject to restrictions or penalties in the event of prepayment.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 11:	Line of Credit

The Company has a $7,500,000 revolving line of credit expiring in November 2007.  At December 31, 2006 and 2005, there were no amounts borrowed against this line.  The line is collateralized by the Bank’s stock.  Interest varies with the lender’s prime rate, which was 8.25 percent and 7.25 percent on December 31, 2006 and 2005, respectively, and is payable quarterly.

Note 12:	Notes Payable

The Bank has a noninterest-bearing, unsecured term note payable to Pedcor Investments 1997-XXVIII, L.P. of $1,339,000 and $1,400,000 at December 31, 2006 and 2005 payable in semiannual installments through January 1, 2010.  At December 31, 2006 and 2005, the Bank was obligated under an irrevocable direct pay letter of credit for the benefit of a third party in the amount of $1,254,000 relating to this note and the financing for an apartment project by Pedcor Investments 1997-XXVIII L.P.

The Bank also has a noninterest-bearing, unsecured term note payable to Pedcor Investments 1997-XXIX, L.P.  The note, which is payable in annual installments through August 15, 2008, had a balance of $88,000 and $384,000 at December 31, 2006 and 2005.

Maturities Years Ending December 31

2007	$371
2008	409
2009	421
2010	226

$1,427

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 13:	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans consist of the following:

	2006	2005	2004

Loans serviced for
Freddie Mac	$139,571	$103,279	$104,733
Fannie Mae	3,180	4,155	5,530
Federal Home Loan Bank	25,914	24,379	23,852
Other investors	7,708	9,096	7,611

	$176,373	$140,909	$141,726

The aggregate fair value of capitalized mortgage servicing rights is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates.

	2006	2005	2004

Mortgage Servicing Rights
Balances, January 1	$1,175	$1,375	$1,333
Servicing rights capitalized	437	135	408
Servicing rights acquired	—	52	—
Amortization of servicing rights	(351)	(387)	(366)

	1,261	1,175	1,375
Valuation allowance	—	—	(180)

Balances, December 31	$1,261	$1,175	$1,195

Activity in the valuation allowance for mortgage servicing right was as follows:

	2006	2005	2004

Balance, beginning of year	$—	$180	$320
Additions	—	43	—
Reductions	—	(223)	(140)

Balances, end of year	$—	$—	$180

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 14:	Income Tax

	2006	2005	2004

Income tax expense
Currently payable
Federal	$960	$1,527	$1,148
State	260	497	488
Deferred
Federal	(279)	231	87
State	87	146	30

Total income tax expense	$1,028	$2,401	$1,753

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	$1,967	$3,010	$2,474
Effect of state income taxes	229	424	342
Low income housing credits	(801)	(811)	(800)
Tax-exempt income	(459)	(384)	(363)
Other	92	162	100

Actual tax expense	$1,028	$2,401	$1,753

Effective tax rate	17.8%	27.1%	24.1%

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The components of the deferred asset included on the balance sheets are as follows:

	2006	2005

Assets
Unrealized loss on securities available for sale	$236	$250
Allowance for loan losses	2,894	2,729
Deferred compensation	2,724	2,626
Business tax and AMT credit carryovers	1,577	1,039
Other	825	313

Total assets	8,256	6,957

Liabilities
Depreciation and amortization	(881)	(234)
FHLB stock	(510)	(534)
State income tax	(176)	(180)
Loan fees	(466)	(306)
Investments in limited partnerships	(1,324)	(1,397)
Mortgage servicing rights	(523)	(489)

Total liabilities	(3,880)	(3,140)

	$4,376	$3,817

The Company has unused business income tax credits of $1,404,000 that begin to expire in 2017. In addition, the Company has an AMT credit carryover of $173,000 with an unlimited carryover period.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 15:	Other Comprehensive Income

	2006

	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount

Unrealized losses on securities
Unrealized holding losses arising during the year	$33	$(13)	$20
Less: reclassification adjustment for losses realized in net income	—	—	—

Net unrealized losses	$33	$(13)	$20

	2005

	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount

Unrealized losses on securities
Unrealized holding losses arising during the year	$(475)	$188	$(287)
Less: reclassification adjustment for losses realized in net income	(1)	—	(1)

Net unrealized losses	$(474)	$188	$(286)

	2004

	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount

Unrealized losses on securities
Unrealized holding losses arising during the year	$(537)	$213	$(324)
Less: reclassification adjustment for losses realized in net income	(3)	1	(2)

Net unrealized losses	$(534)	$212	$(322)

Note 16:	Commitments and Contingent Liabilities

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments.  The Company uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated statements of financial condition.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2006	2005	2004

Loan commitments	$82,146	$73,609	$78,641
Standby letters of credit	6,492	7,157	7,211

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation.  Collateral held varies, but may include residential real estate, income-producing commercial properties, or other assets of the borrower.

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

Note 17:	Stockholders’ Equity

The Company is not subject to any regulatory restrictions on the payment of dividends to its stockholders.

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding retained net income for the previous two calendar years.  At December 31, 2006, the Bank had no regulatory approval to pay dividends to the Company.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 18:	Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies and is assigned to a capital category.  The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, Tier 1 risk-based capital, and core leverage ratios.  The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity.  The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity’s activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized.  Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations.  At December 31, 2006 and 2005, the Bank was categorized as well capitalized and met all subject capital adequacy requirements.  There are no conditions or events since December 31, 2006 that management believes have changed the Bank’s classification.

The Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Required for Adequate Capital		To Be Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006
Total risk-based capital (to risk-weighted assets)	$76,615	10.5%	$58,410	8.0%	$73,012	10.0%
Tier 1 risk-based capital (to risk-weighted assets)	69,007	9.5%	29,205	4.0%	43,807	6.0%
Core capital (to adjusted total assets)	69,007	7.3%	28,311	3.0%	47,185	5.0%
Core capital (to adjusted tangible assets)	69,007	7.3%	18,874	2.0%	N/A	N/A
Tangible capital (to adjusted total assets)	69,007	7.3%	14,156	1.5%	N/A	N/A
As of December 31, 2005
Total risk-based capital (to risk-weighted assets)	$72,813	10.3%	$56,348	8.0%	$70,435	10.0%
Tier 1 risk-based capital (to risk-weighted assets)	65,074	9.2%	28,174	4.0%	42,261	6.0%
Core capital (to adjusted total assets)	65,074	6.8%	28,677	3.0%	47,778	5.0%
Core capital (to adjusted tangible assets)	65,074	6.8%	19,111	2.0%	N/A	N/A
Tangible capital (to adjusted total assets)	65,074	6.8%	14,333	1.5%	N/A	N/A

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 19:	Employee Benefits

The Company has a retirement savings 401(k) plan in which substantially all employees may participate.  The contributions are discretionary and determined annually.  The Company matches employees’ contributions at the rate of 50 percent for the first $600 of participant contributions to the 401(k) and made a contribution to the plan of 3 percent of qualified compensation.  The Company’s expense for the plan was $250,000, $310,000 and $370,000 for 2006, 2005 and 2004.

The Company has a supplemental retirement plan and deferred compensation arrangements for the benefit of certain officers.  The Company also has deferred compensation arrangements with certain directors whereby, in lieu of currently receiving fees, the directors or their beneficiaries will be paid benefits for an established period following the director’s retirement or death.  These arrangements are informally funded by life insurance contracts which have been purchased by the Company.  The Company records a liability for these vested benefits based on the present value of future payments.  The Company’s expense for the plan was $683,000, $618,000 and $753,000 for 2006, 2005 and 2004.

The Company has an ESOP covering substantially all of its employees.  At December 31, 2006, 2005 and 2004, the Company had 222,492, 254,275and 286,059 unearned ESOP shares with a fair value of $4,717,000, $5,594,000, and $6,963,000.  Shares are released to participants proportionately as ESOP debt is repaid.  Dividends on allocated shares are recorded as dividends and charged to retained earnings.  Dividends on unallocated shares are used to repay the loan.  Compensation expense is recorded equal to the fair market value of the stock committed-to-be-released when contributions, which are determined annually by the Board of Directors of the Company and Bank, are made to the ESOP.  Expense under the ESOP for 2006, 2005 and 2004 was $665,000, $724,000 and $752,000.  The following table provides information on ESOP shares at December 31.

	2006	2005	2004

Allocated shares	186,637	159,761	130,117
Suspense shares	222,492	254,275	286,059
Committed-to-be released shares	31,783	31,783	31,783

The Company has a Recognition and Retention Plan (RRP) for the award of up to 232,784 shares of the common stock of the Company to directors and executive officers.  Common stock awarded under the RRP vests ratably over a three or five-year period commencing with the date of the grants.  Expense recognized on the vested shares totaled approximately $151,000, $257,000 and $601,000 in 2006, 2005 and 2004.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

A summary of the status of the Company’s nonvested shares as of December 31, 2006 and 2005, and changes during the years then ended, is presented below:

	2006		2005

	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value

Nonvested, beginning of year	20,668	$25.48	24,584	$25.66
Granted			1,000	22.00
Vested	5,917	25.04	4,916	25.66
Forfeited

Nonvested, end of year	14,751	$25.66	20,668	$25.48

As of December 31, 2006 and 2005, there was $42,000 and $193,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 1.3 years.  The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004, was $151,000, $257,000 and $601,000, respectively.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 20:	Stock Option Plan

Under the Company’s stock option plan, which has been accounted for in accordance with FAS 123(R) Share-Based Payments and related interpretations, the Company grants selected executives and other key employees and directors incentive and non-qualified stock option awards which vest and become fully exercisable at the discretion of the stock option committee as the options are granted.  The Company is authorized to grant options for up to 581,961 shares of the Company’s common stock.  Under certain provisions of the plan, the number of shares available for grant may be increased without shareholder approval by the amount of shares surrendered as payment of the exercise price of the stock option and by the number of shares of common stock of the Company that could be repurchased by the Company using proceeds from the exercise of stock options.  The following is a summary of the status of the Company’s stock option plan and changes in that plan for 2006.

	2006

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, beginning of year	448,425	$16.59
Granted	—	—
Exercised	(47,400)	14.50
Forfeited/expired	—	—

Outstanding, end of year	401,025	16.85	8.3 years	$2,092,000

Options exercisable at year end	401,025

The weighted-average grant-date fair value of options granted during the years 2006, 2005 and 2004 was $0, $3.34 and $0, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $311,000, $540,000 and $349,000, respectively.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

2005

Risk-free interest rates	4.25%
Dividend yields	2.35%
Volatility factors of expected market price of common stock	9.30%
Weighted-average expected life of the options	8 years

Note 21:	Stock Repurchase Plan

On December 22, 2004, the Company announced that its Board of Directors approved a stock repurchase program for up to 471,000 of the outstanding common shares of the Company.  Shares may be purchased from time to time in the open market and in large block privately negotiated transactions.  The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased.  As of December 31, 2006, the Company had purchased 391,231 shares under the program.

Note 22:	Earnings Per Share

Earnings per share were computed as follows:

	2006

	Income	Weighted- Average Shares	Per-Share Amount

Basic Earnings Per Share
Income available to common stockholders	$4,757	4,196,059	$1.13
Effect of Dilutive Securities
Stock options	—	77,980	—

Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$4,757	4,274,039	$1.11

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	2005

	Income	Weighted- Average Shares	Per-Share Amount

Basic Earnings Per Share
Income available to common stockholders	$6,452	4,328,965	$1.49
Effect of Dilutive Securities
Stock options	—	110,721	—

Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$6,452	4,439,686	$1.45

	2004

	Income	Weighted-Average Shares	Per-Share Amount

Basic Earnings Per Share
Income available to common stockholders	$5,522	4,625,437	$1.19
Effect of Dilutive Securities
Stock options	—	146,599	—

Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$5,522	4,772,036	$1.16

Options to purchase 75,000 and 16,000 shares of common stock at $25.66 and $22.00 per share, respectively, were outstanding at December 31, 2006 and 2005, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 75,000 shares of common stock at $25.66 were outstanding at December 31, 2004  but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Note 23:	Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents - The fair value of cash and cash equivalents approximates carrying value.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
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

Off-Balance Sheet Commitments - Commitments include commitments to purchase and originate mortgage loans, commitments to sell mortgage loans, and standby letters of credit and are generally of a short-term nature.  The fair values of such commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The carrying amounts of these investments are reasonable estimates of the fair value of these financial statements.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The estimated fair values of the Company’s financial instruments are as follows:

	2006		2005

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
Cash and cash equivalents	$24,915	$24,915	$22,365	$22,365
Securities available for sale	41,070	41,070	39,788	39,788
Loans held for sale	1,330	1,338	2,022	2,071
Loans	805,625	799,030	822,547	817,307
Stock in FHLB	9,938	9,938	10,125	10,125
Interest receivable	3,622	3,622	3,898	3,898
Liabilities
Deposits	703,359	700,518	684,554	679,745
FHLB advances	157,425	157,802	186,008	186,564
Notes payable	1,427	1,268	1,784	1,467
Interest payable	1,829	1,829	1,623	1,623
Advances by borrowers for taxes and insurance	1,834	1,834	1,838	1,838
Off-balance sheet commitments	—	—	—	—

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 24:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2006	2005

Assets
Cash on deposit with Bank	$1,631	$7,872
Cash on deposit with others	118	26

Total cash	1,749	7,898
Investment in certificate of deposits	100	100
Investment in common stock of Bank	84,099	79,463
Investment in affiliate	1,016	999
Deferred and current income tax	381	329
Other assets	8	7

Total assets	$87,353	$88,796

Liabilities - other	$89	$2
Stockholders’ Equity	87,264	88,794

Total liabilities and stockholders’ equity	$87,353	$88,796

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed Statements of Income

	2006	2005	2004

Income
Interest income from Bank	$111	$50	$10
Interest income from loans	—	—	—
Dividends from Bank	—	12,500	15,000
Other income	317	20	25

Total income	428	12,570	15,035
Expenses	368	345	359

Income before income tax and equity in undistributed income of the Bank	60	12,225	14,676
Income tax benefit	(8)	(108)	(128)

Income before equity in undistributed income of the Bank	68	12,333	14,804
Equity in undistributed income of the Bank	4,689	(5,881)	(9,282)

Net Income	$4,757	$6,452	$5,522

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed Statements of Cash Flows

	2006	2005	2004

Operating Activities
Net income	$4,757	$6,452	$5,522
Item not requiring (providing) cash
ESOP shares earned	665	724	752
Deferred income tax benefit	26	17	186
Distributions in excess of income (equity in undistributed income) of Bank	(4,689)	5,881	9,282
Tax benefit on stock options and RRP shares	(45)	(155)	(90)
Other	(300)	390	(184)

Net cash provided by operating activities	414	13,309	15,468

Investing Activity
Purchase of certificate of deposit	—	(100)	—

Net cash used in investing activity	—	(100)	—

Financing Activities
Stock repurchased	(4,935)	(4,819)	(14,706)
Cash dividends	(2,360)	(2,309)	(2,150)
Proceeds from stock options exercised	687	759	554

Tax benefit on stock options and RRP shares	45	155	90

Net cash used in financing activities	(6,563)	(6,214)	(16,212)

Net Change in Cash	(6,149)	6,995	(744)
Cash, Beginning of Year	7,898	903	1,647

Cash, End of Year	$1,749	$7,898	$903

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 25:	Quarterly Results of Operations (Unaudited)

Quarter Ended	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income	Basic Earnings Per Common Share	Diluted Earnings Per Common Share

2006
March	$13,589	$6,557	$7,032	$393	$1,562	$.37	$.36
June	13,912	7,158	6,754	525	1,348.32		.31
September	14,335	7,991	6,344	525	1,144.27		.27
December	14,284	8,184	6,100	625	703.17		.17

Total	$56,120	$29,890	$26,230	$2,068	$4,757	1.13	1.11

2005
March	$11,237	$4,563	$6,674	$443	$1,608	$.37	$.36
June	11,507	4,815	6,692	444	1,689.39		.38
September	12,087	5,389	6,698	444	1,553.38		.35
December	13,647	6,403	7,244	444	1,602.37		.37

Total	$48,478	$21,170	$27,308	$1,775	$6,452	1.49	1.45

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

          No disclosure under this item is required.

Item 9A.	Controls and Procedures.

          An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2006, was carried out under the supervision and with the participation of the Chief Executive Officer, Principal Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report.  Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

          There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2006, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under “Management’s Report on Internal Control Over Financial Reporting” and “Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

Management’s Report on Internal Control over Financial Reporting

          The management of MutualFirst Financial, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

          The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

          Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

          The Company’s independent auditors have issued an audit report on our assessment of internal control over financial reporting as of December 31, 2006.  This report is included in this Form 10-K. See “Report of Independent Registered Public Accounting Firm,” which follows this report.

Date: March 16, 2007	By:	/s/ David W. Heeter

David W. Heeter
President and Chief Executive Officer

	By:	/s/ Timothy J. McArdle

Timothy J. McArdle
Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
MutualFirst Financial, Inc.
Muncie, Indiana

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that MutualFirst Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that MutualFirst Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, MutualFirst Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of MutualFirst Financial, Inc. and our report dated March 13, 2007 expressed an unqualified opinion thereon.

BKD, LLP

Indianapolis, Indiana
March 13, 2007

Item 9B.	Other Information

          None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

          Information concerning the Company’s directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2007, except for information contained under the headings “Compensation Committee Report on Executive Compensation,” “Shareholder Return Performance Presentation” and “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

          Information concerning the executive officers of the Company who are not directors is incorporated herein by reference from Part I of this Form 10-K under the caption “Executive Officers of the Registrant Who Are Not Directors.”

Audit Committee Financial Expert

          Information concerning the audit committee of the Company’s Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2007, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

          To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

          The Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act.  The Code of Ethics applies to all of the Company’s directors, officers and employees.  A copy of the Company’s Code of Ethics was filed with the SEC as Exhibit 14 to the Annual Report on Form 10-K for the year ended December 31, 2003.  You may obtain a copy of the Code of Ethics free of charge from the Company by writing to our Corporate Secretary at MutualFirst Financial, Inc., 110 E. Charles Street, Muncie, Indiana 47305-2419 or by calling (765) 747-2800.

Nomination Procedures

          There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Audit Committee Matters

          The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of that committee are Directors Linn A. Crull (Chairman), Wilbur R. Davis, Edward J. Dobrow, Jerry D. McVicker, Lynne D. Richardson and James D. Rosema, all of whom are considered independent under applicable Nasdaq listing standards.  The Board of Directors has determined that Mr. Crull is an “audit committee financial expert” as defined in applicable SEC rules.

Item 11.	Executive Compensation

          Information concerning executive compensation is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2007, except for information contained under the headings “Compensation Committee Report on Executive Compensation”, “Shareholder Return Performance Presentation” and “Report of the Audit Committee”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2007, except for information contained under the headings “Compensation Committee Report on Executive Compensation”, “Shareholder Return Performance Presentation” and “Report of the Audit Committee”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

          Equity Compensation Plan Information.  The following table summarizes our equity compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)

Equity compensation plans approved by security holders	401,025	$16.85	161

Equity compensation plans not approved by security holders	—	—	—

(1)	Includes 161 shares available for future grants under MutualFirst Financial, Inc’s stock option plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence

          Information concerning certain relationships and related transactions is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2007, except for information contained under the headings “Compensation Committee Report on Executive Compensation”, “Shareholder Return Performance Presentation” and “Report of the Audit Committee”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

          The Company has eleven directors:  Patrick C. Botts, Linn A. Crull, Wilbur R. Davis, Edward J Dobrow, David W. Heeter, William V. Hughes, Jon R. Marler, Jerry D. McVicker, Lynne D. Richardson, R. Donn Roberts, and James D. Rosema.  The Board of Directors has determined that Directors Crull, Davis, Dobrow, Marler, McVicker, Richardson and Rosema, who constitute a majority of the Board members, are “independent directors” as defined in the Nasdaq listing standards.  All the members of the Company’s standing Audit/Compliance, Compensation and Nominating Committees are independent under these standards and the independence standards set for each of those committees in their charters.  These committee charters are available on our website at www.mfsbank.com.

Item 14.	Principal Accounting Fees and Services

          Information concerning principal accountant fees and services are incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2007 (excluding the information contained under the heading of “Report of the Audit/Compliance Committee”) a copy of which will be filed no later than 120 days after December 31, 2006.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

          (a)(1) List of Financial Statements

          The following are contained in Item 8 of this Form 10-K:

Annual Report Section

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

          (a)(2) List of Financial Statement Schedules:

          All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

          (a)(3) List of Exhibits:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
3(i)	Articles of Incorporation	*
3(ii)	Amended Bylaws	++
4	Instruments defining the rights of security holders, including indentures: Form of MutualFirst Financial, Inc. Common Stock Certificate	*
9	Voting Trust Agreement	None
10	Material contracts:
	Employment Agreement with David W. Heeter	+++
	Employment Agreement with Patrick C. Botts	+++
	Employment Agreement with Timothy J. McArdle	**
	Form of Supplemental Retirement Plan Income Agreements for R. Donn Roberts, Steven Campbell, Patrick C. Botts, David W. Heeter, Timothy J. McArdle and Stephen C. Selby	**
	Form of Director Shareholder Benefit Program, as amended, for Steven L. Banks	++
	Form of Executive Shareholder Benefit Program Agreement, as amended, for Steven L. Banks	++
	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker	++
	Form of Agreements for Executive Deferred Compensation Plan for R. Donn Roberts, Patrick C. Botts, Steven Campbell, David W. Heeter, Timothy J. McArdle and Stephen C. Selby	**
	Registrant’s 2001 Stock Option and Incentive Plan	***
	Registrant’s 2001 Recognition and Retention Plan	***
	Named Executive Officer Salary and Bonus Arrangements for 2007	10.1
	Director Fee Arrangements for 2007	10.2
11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
14	Code of Ethics	+++
16	Letter re change in certifying accountant	None
18	Letter re change in accounting principles	None
21	Subsidiaries of the registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of Experts and Counsel	23
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32

*

Filed as an exhibit to the Company’s Form S-1 registration statement filed on September 16, 1999 (File No. 333-87239) pursuant to Section 5 of the Securities Act of 1933.  Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

**

Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2001 (File No. 000-27905).  Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

***

Filed as an Appendix to the Company’s Form S-4/A Registration Statement filed on October 19, 2001 (File No. 333-46510).  Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

++

Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2002 (File No. 000-27905).  Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

+++

Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2005 (File No. 000-27905).  Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b) Exhibits - Included, see list in (a)(3).

(c) Financial Statements Schedules - None

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MutualFirst Financial, Inc.

Date: March 16, 2007	By:	/s/ David W. Heeter

David W. Heeter, President and Chief Executive Officer
Duly Authorized Representative)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David W. Heeter	/s/ Wilbur R. Davis

David W. Heeter, President and Director	Wilbur R. Davis, Chairman of the Board
(Principal Executive Officer)

Date: March 16, 2007	Date: March 16, 2007

/s/ R. Donn Roberts	/s/ Edward J. Dobrow

R. Donn Roberts, Director	Edward J. Dobrow, Director

Date: March 16, 2007	Date: March 16, 2007

/s/ Linn A. Crull	/s/ James D. Rosema

Linn A. Crull, Director	James D. Rosema, Director

Date: March 16, 2007	Date: March 16, 2007

/s/ William V. Hughes	/s/ Jerry D. McVicker

William V. Hughes, Director	Jerry D. McVicker, Director

Date: March 16, 2007	Date: March 16, 2007

/s/ Lynne D. Richardson	/s/ Jon R. Marler

Lynne D. Richardson, Director	Jon R. Marler, Director

Date: March 16, 2007	Date: March 16, 2007

/s/ Patrick C. Botts	/s/ Timothy J. McArdle

Patrick C. Botts, Director	Timothy J. McArdle, Senior Vice President
Treasurer and Controller
(Principal Financial and Accounting Officer)

Date: March 16, 2007	Date: March 16, 2007

INDEX TO EXHIBITS

Number	Description

10.1	Named Executive Officer Salary and Bonus Arrangements for 2007

10.2	Director Fee Arrangements for 2007

10.3	Director Deferred Compensation Plan

21	Subsidiaries of the Registrant

23	Consent of Accountants

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification