Form 10-Q
period 2007-03-31
MUTUALFIRST FINANCIAL INC
filed 2007-05-10
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2007 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM - TO

Commission File Number: 000-27905

MutualFirst Financial, Inc.
(Exact Name of registrant specified in its charter)

Maryland	35-2085640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

110 East Charles Street
Muncie, Indiana 47305
(765) 747-2800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐              Accelerated filer ☒                  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the Registrant’s common stock, with $.01 par value, outstanding as of May 8, 2007 was 4,347,790

FORM 10 - Q
MutualFirst Financial, Inc.

PART 1 FINANCIAL INFORMATION
ITEM 1. Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)

Assets
Cash	$20,509,651	$23,235,328
Interest-bearing demand deposits	73,250	1,679,544
Cash and cash equivalents	20,582,901	24,914,872
Interest-bearing deposits	293,000	293,000
Investment securities available for sale	40,211,411	41,070,091
Loans held for sale	1,279,650	1,329,700
Loans	803,008,205	813,781,179
Allowance for loan losses	(8,219,391)	(8,155,693)
Net loans	794,788,814	805,625,486
Premises and equipment	15,260,103	15,431,475
Federal Home Loan Bank of Indianapolis stock, at cost	9,938,400	9,938,400
Investment in limited partnerships	3,405,553	3,460,818
Cash surrender value of life insurance	29,458,260	29,120,760
Foreclosed real estate	1,003,317	1,273,449
Interest receivable	3,142,542	3,622,133
Goodwill	14,298,468	13,786,468
Deferred income tax benefit	4,555,685	4,376,318
Other assets	7,133,389	6,599,462

Total assets	$945,351,493	$960,842,432

Liabilities
Deposits
Non-interest-bearing	$51,394,929	$47,142,407
Interest bearing	649,261,926	656,216,247
Total deposits	700,656,855	703,358,654
Federal Home Loan Bank advances	142,830,393	157,425,176
Other borrowings	1,201,697	1,426,769
Advances by borrowers for taxes and insurance	3,017,737	1,833,661
Interest payable	1,757,525	1,829,168
Other liabilities	8,249,663	7,704,686
Total liabilities	857,713,870	873,578,114

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued --- 5,000,000 shares
Common stock, $.01 par value
Authorized --- 20,000,000 shares
Issued and outstanding ---4,357,130 and 4,366,636 shares	43,571	43,666
Additional paid-in capital	33,158,233	33,101,586
Retained earnings	56,889,890	56,698,546
Accumulated other comprehensive income (loss)	(308,785)	(354,734)
Unearned employee stock ownership plan (ESOP) shares	(2,145,286)	(2,224,746)
Total stockholders' equity	87,637,623	87,264,318

Total liabilities and stockholders' equity	$945,351,493	$960,842,432

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended
	March 31
	2007	2006
Interest Income
Loans receivable, including fees	$13,150,551	$13,023,466
Investment seurities:
Mortgage-backed securities	116,577	106,275
Federal Home Loan Bank stock	127,181	120,000
Other investments	388,188	326,526
Deposits with financial institutions	26,873	12,247
Total interest income	13,809,370	13,588,514

Interest Expense
Passbook savings	70,173	76,874
Certificates of deposit	5,098,191	4,363,916
Daily Money Market accounts	155,278	187,118
Demand and NOW acounts	673,997	159,795
Federal Home Loan Bank advances	1,800,757	1,753,712
Other interest expense	15,606	15,606
Total interest expense	7,814,002	6,557,021

Net Interest Income	5,995,368	7,031,493
Provision for losses on loans	332,500	393,000
Net Interest Income After Provision for Loan Losses	5,662,868	6,638,493

Other Income
Service fee income	1,063,534	1,007,098
Equity in gains (losses) of limited partnerships	(26,591)	11,563
Commissions	197,328	198,093
Net gains on sales of loans	68,218	97,005
Net servicing fees	22,385	36,769
Increase in cash surrender value of life insurance	337,500	237,000
Other income	70,135	76,330
Total other income	1,732,509	1,663,858

Other Expenses
Salaries and employee benefits	3,638,925	3,748,962
Net occupancy expenses	415,625	387,890
Equipment expenses	317,637	312,254
Data processing fees	255,556	217,621
Automated teller machine	174,614	178,627
Professional fees	178,655	258,464
Advertising and promotion	208,727	144,414
Other expenses	1,028,757	972,385
Total other expenses	6,218,496	6,220,617

Income Before Income Tax	1,176,881	2,081,734
Income tax expense	132,700	519,650

Net Income	$1,044,181	$1,562,084

Basic earnings per share	$0.25	$0.37

Diluted earnings per share	$0.25	$0.36

Dividends per share	$0.15	$0.14

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Three Months Ended March 31, 2007
(Unaudited)

						Accumulated
	Common Stock		Additional			Other	Unearned
	Shares		paid-in	Comprehensive	Retained	Comprehensive	ESOP
	Outstanding	Amount	capital	Income	Earnings	Income (Loss)	shares	Total

Balances, December 31, 2006, as reported	4,366,636	$43,666	$33,101,586		$56,698,546	($354,734)	($2,224,746)	$87,264,318

Comprehensive income

Net income for the period				$1,044,181	1,044,181			1,044,181

Other comprehensive income, net of tax

Net unrealized gains on securities				45,949		45,949		45,949

Comprehensive income				$1,090,130

ESOP shares earned			81,780				79,460	161,240

Cash dividends ($.15 per share)					(653,048)			(653,048)

RRP shares earned			5,264					5,264

Stock repurchased and retired	(15,506)	(155)	(117,337)		(199,789)			(317,281)

Stock options exercised	6,000	60	86,940					87,000

Balances, March 31, 2007	4,357,130	43,571	$33,158,233		$56,889,890	($308,785)	($2,145,286)	$87,637,623

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating Activities
Net income	$1,044,181	$1,562,084
Items not requiring (providing) cash
Provision for loan losses	332,500	393,000
ESOP shares earned	161,240	170,378
RRP shares earned	5,264	37,641
Depreciation and amortization	634,307	640,535
Deferred income tax	(210,000)	(31,562)
Loans originated for sale	(4,901,939)	(4,376,634)
Proceeds from sales of loans held for sale	4,970,687	4,801,516
(Gains) losses on sales of loans held for sale	(68,218)	(97,005)
Change in
Interest receivable	479,591	(10,589)
Other assets	(484,407)	(234,514)
Interest payable	(71,643)	322,121
Other liabilities	544,977	(286,093)
Cash value of life insurance	(337,500)	(237,000)
Other adjustments	20,436	225,776
Net cash provided by operating activities	2,119,476	2,879,654

Investing Activities
Purchases of securities available for sale	(293,636)	(2,279,104)
Proceeds from matuities and paydowns of securities available for sale	1,217,395	900,501
Proceeds from sales of securities available fro sale	-	83,053
Net change in loans	10,135,528	3,823,373
Purchases of premises and equipment	(162,931)	(710,195)
Proceeds from real estate owned sales	300,378	213,792
Cash received (paid) in acquisition, net	(512,000)	-
Other investing activities	25,167	25,168
Net cash provided by investing activities	10,709,901	2,056,588

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	13,108,373	18,936,385
Certificates of deposits	(15,810,172)	1,486,701
Repayment of note payable	(240,678)	(30,679)
Proceeds from FHLB advances	73,800,000	100,500,000
Repayment of FHLB advances	(88,319,618)	(130,348,031)
Net change in advances by borrowers for taxes and insurance	1,184,076	1,262,667
Stock repurchased	(317,281)	(1,257,584)
Proceeds from stock options exercised	87,000	290,000
Cash dividends	(653,048)	(637,357)
Net cash used in financing activities	(17,161,348)	(9,797,898)

Net Change in Cash and Cash Equivalents	(4,331,971)	(4,861,656)

Cash and Cash Equivalents, Beginning of Year	24,914,872	22,364,583

Cash and Cash Equivalents, End of Year	$20,582,901	$17,502,927

Additional Cash Flows Information
Interest paid	$7,885,645	$6,234,900
Income tax paid	100,000	650,000
Transfers from loans to foreclosed real estate	80,143	522,009
Mortgage servicing rights capitalized	49,520	47,045

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2006 filed with the Securities and Exchange Commission.

The interim consolidated financial statements at March 31, 2007 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2006 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings per share

Earnings per share were computed as follows: (Dollars in thousands except per share data)

	Three Months Ended Ended March 31,
	2007			2006
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
	(000's)			(000's)

Basic Earnings Per Share
Income available to common shareholders	$1,044	4,129,925	$0.25	$1,562	4,269,197	$0.37
Effect of Dilutive securities
Stock options and RRP grants		67,195			84,457
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$1,044	4,197,120	$0.25	$1,562	4,353,654	$0.36

Options of 91,000 shares were not included in the calculation above due to being anti-dilutive to earnings per share as of March 31, 2007 and March 31, 2006.

Note 3: Future Accounting Pronouncements

On September 6, 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements.  SFAS 157 clarifies the fair value measurement objective, its application in GAAP and establishes a framework that builds on current practice and requirements.  The framework simplifies and, where appropriate, codifies the similar guidance in existing pronouncements and applies broadly to financial and non-financial assets and liabilities.  The Statement clarifies the definition of fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, known as an exit-price definition of fair value.  It also provides further guidance on the valuation techniques to be used in estimating fair value.  Current disclosures about the use of fair value to measure assets and liabilities are expanded in this Statement.  The disclosures focus on the methods used for fair value measurements and apply whether the assets and liabilities are measured at fair value in all periods, such as trading securities, or in only some periods, such as impaired assets.   The Statement is effective for all financial statements issued for fiscal years beginning after November 15, 2007 as well as for interim periods within such fiscal years.  The Company is currently evaluating the impact of this Statement on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.  SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet.  The main intent of the Statement is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (or reporting some assets at fair value and others using a different valuation attribute such as amortized cost). The project is separated into two phases.  This first phase addresses the creation of a fair value option for financial assets and liabilities.  A second phase will address creating a fair value option for selected non-financial items. SFAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of this Statement on its financial statements.

Note 4: Change in Accounting Principle

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Indiana jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2004.

The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company did not identify any material uncertain tax positions that it believes should be recognized in the financial statements.

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

Mutual Federal was originally organized in 1889 and currently conducts its business from twenty-one full service offices located in Delaware, Grant, Kosciusko, Randolph, and Wabash counties, Indiana, with its main office located in Muncie. Mutual Federal’s principal business consists of attracting deposits from the general public and originating fixed rate and adjustable rate loans secured primarily by first mortgage liens on one- to four- family residential real estate as well as commercial real estate and loans on consumer goods. The Deposit Insurance Fund of the Federal Deposit Insurance Corporation insures Mutual Federal’s deposit accounts up to applicable limits.

Mutual Federal currently owns one subsidiary, First MFSB Corporation. The assets of First MFSB Corporation consist of an investment in Family Financial Holdings Incorporated. Family Financial is an ordinary Indiana corporation that provides debt cancellation products to financial institutions.

The following should be read in conjunction with the Management’s Discussion and Analysis in the Company’s December 31, 2006 Annual Report on Form 10-K.

Critical Accounting Policies

The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies presented on pages 64 to 67 of the Annual Report to Shareholders for the year ended December 31, 2006. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets, mortgage servicing rights and intangible assets.

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

Historically, our interest-earning assets have been longer term in nature (i.e., fixed-rate mortgage loans) and interest-bearing liabilities have been shorter term (i.e., certificates of deposit, regular savings accounts, etc). This structure would impact net interest income favorably in a decreasing rate environment, assuming a normally shaped yield curve, as the rates on interest-bearing liabilities would decrease more rapidly than rates on the interest-earning assets. Conversely, in an increasing rate environment, assuming a normally shaped yield curve, net interest income would be impacted unfavorably as rates on interest-earning assets would increase at a slower rate than rates on interest-bearing liabilities.

Since 2000 it has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of consumer and commercial loans to total loans has increased from 35% at the end of 2000 to 45% currently. On the liability side of the balance sheet, the Company is employing strategies to increase the balance of core deposit accounts such as low cost checking and money market accounts. The percentage of core deposits to total deposits has increased from 33% to 36% over this time period. These are ongoing strategies that are dependent on current market conditions and competition.

During the first three months of 2007, in keeping with its strategic objective to reduce interest rate risk exposure, the Company also sold $5.0 million of long term fixed rate loans that had been held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $68,000.

Since June 2006, the Federal Funds rate set by the Board of Governors of the Federal Reserve System has been unchanged. Without decreases in the Federal Funds rate or increases in long term rates, the flattened and inverted yield curve will continue to put pressure on net interest income. Deposits have continued to reprice upwards, increasing interest expense and decreasing net interest income. The effect of flat short-term rates, in 2007, will gradually reduce deposit repricing and will slow the increase of interest expense. Any increase in the Federal Funds rates will increase interest expense and reduce net interest income without a corresponding increase in long term rates. As we continue to increase our investment in business-related loans, which are considered to entail greater risks than one-to-four family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses may increase to reflect this increased risk.

The Company converted to a public company at the end of 1999, and at the end of 2000 bought a $200 million thrift for stock. Since that time the Company has been buying back the Company’s stock to manage capital levels and enhance earnings per share. During the first three months of 2007, the Company used $317,000 for this purpose, thereby reducing earning assets from where they otherwise would have been and correspondingly reducing net interest income.

On August 18, 2006 the Bank purchased assets totaling $7.6 million and assumed liabilities totaling $12.3 million representing the Winchester, Wabash and Warsaw offices previously owned by First Financial Bank, NA, which were operated as branches of Community First Bank and Trust (“First Financial”). The assets purchased included residential real estate mortgage loans of $5.4 million and consumer loans of $1.2 million. The liabilities assumed included total deposits of $12.3 million.

On March 22, 2007 the Bank completed the acquisition of Wagley Investment Advisors, Inc. Wagley Investment Advisors, Inc. will be known as Mutual Financial Advisors, providing new and expanded investment management services not previously offered by the Bank.  Mutual Financial Advisors will offer a full range of non-bank investment options and money management.

Results of operations also depend upon the level of the Company’s non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses. In addition to the First Financial and Wagley Investment Advisors acquisitions, the Company anticipates that construction will begin on a new branch in Elkhart County this year. The Wagley Investment Advisors acquisition assists the Company in continuing to work toward the development of an Investment Management and Private Banking Division in order to better service clients with more specialized financial needs. The intent of all these initiatives is to increase income over the long term. However, on a short term basis, expenses relating to the new branches and a new division will have the affect of increasing non-interest expense with no immediate offsetting income.

Financial Condition

Assets totaled $945.4 million at March 31, 2007, a decrease from December 31, 2006 of $15.5 million, or 1.6%. Gross loans, excluding loans held for sale, decreased $10.8 million, or 1.3%. Consumer loans decreased $1.7 million or .7%, and commercial loans decreased $5.3 million, or 3.8%, while residential mortgage loans held in the portfolio decreased $3.8 million, or .8%. Residential mortgage loans held for sale decreased $50,000 and mortgage loans sold during the quarter totaled $5.0 million compared to $4.7 million sold in the first quarter of last year. First quarter seasonality and paydowns are the primary reasons for the decreased loan balances. The current loan pipeline as of March 31, 2007 increased $10.7 million, or 32.5% compared to December 31, 2006 and indicates the opportunity for growth. Investment securities available for sale decreased $860,000, or 2.1%.

Allowance for loan losses was $8.2 million at March 31, 2007, an increase of $64,000 from December 31, 2006. Net charge offs for the quarter ended March 31, 2007 were $269,000 or .13% of average loans on an annualized basis compared to $464,000, or .22% of average loans for the comparable period in 2006. The decrease was primarily due to a recovery of $196,000 for previously charged off commercial leases. As of March 31, 2007, the allowance for loan losses as a percentage of non-performing loans and total loans was 155.0% and 1.02%, respectively, compared to 143.59% and 1.00%, respectively at December 31, 2006.

Total deposits were $700.7 million at March 31, 2007, a slight decrease of $2.7 million, or .4% from December 31, 2006. This decrease was due primarily to decreases in wholesale deposits of $9.7 million and retail certificates of deposit of $6.0 million. Consistent with our strategy, these decreases were mostly offset by increases in core demand, money market and savings deposits of $13.0 million. Total borrowings decreased $14.8 million to $144.0 million at March 31, 2007 from $158.9 million at December 31, 2006 due to the payment of several maturing and variable rate FHLB advances.

Stockholders’ equity was $87.6 million at March 31, 2007, an increase of $373,000, or .4% from December 31, 2006. Net income of $1.0 million, Employee Stock Ownership Plan (ESOP) and RRP shares earned of $167,000 and options exercised netting $87,000 were partially offset by the repurchase of 16,000 shares of common stock for $317,000 and dividend payments of $653,000. Also, the unrealized loss on securities available for sale decreased $46,000 from $355,000 at December 31, 2006 to $309,000 at March 31, 2007.

Comparison of the Operating Results for the Three Months Ended March 31, 2007 and 2006

Net income for the first quarter ended March 31, 2007 was $1.0 million, or $.25 for basic and diluted earnings per share, compared to net income for the same period in 2006 of $1.6 million, or $.37 for basic and $.36 for diluted earnings per share. Annualized return on assets was .44% and return on average tangible equity was 5.79% for the first quarter of 2007 compared to .65% and 8.32%, respectively, for the same period of last year.

Net interest income before the provision for loan losses decreased $1.0 million from $7.0 million for the three months ended March 31, 2006 to $6.0 million for the three months ended March 31, 2007. The primary reason for the decline was a 41 basis point decrease in the net interest margin reflecting the Bank’s liability sensitive nature, as short term interest rates rose and average interest-earning assets decreased $17.8 million, or 2.0%. This reduction in average interest-earning assets was primarily due to a restructuring of the balance sheet in the fourth quarter of 2006 and decreased loan balances in the first quarter of 2007. On a linked quarter basis, net interest margin increased to 2.79% for the three months ended March 31, 2007 compared to 2.75% for the three months ended December 31, 2006. The primary reason for the increase was the restructuring of the balance sheet in the fourth quarter of 2006 and a flattening of deposit re-pricing during the first quarter of 2007.

The provision for loan losses for the first quarter of 2007 was $332,000, down from $393,000 for last year’s comparable period. The decrease was due to decreased net charge offs, improving delinquency trends and lower loan balances. Non-performing loans to total loans at March 31, 2007 were .66% compared to .70% at December 31, 2006. Non-performing assets to total assets were .80% at March 31, 2007 compared to .86% at December 31, 2006.

Non-interest income increased $69,000 to $1.7 million, or 4.1% for the three months ended March 31, 2007 compared to the same period in 2006. The increase was primarily due to increases in the increase of cash surrender value of life insurance of $101,000, or 42.4% and service fees on transaction accounts of $56,000, or 5.6%. These increases were partially offset by decreases in gains on sales and servicing of loans sold of $43,000 and gains on limited partnerships of $38,000. On a linked quarter basis, non-interest income increased $179,000. Gain on sales and servicing of loans sold increased $1.1 million primarily due to a $24.6 million loan sale in November 2006 at a loss of $1.2 million. Other income decreased $1.0 million primarily due to non-recurring events including a gain on a land exchange in Elkhart County and prior year state tax refunds in the fourth quarter of 2006 compared to the first quarter of 2007.

Non-interest expense remained unchanged at $6.2 million for the three months ended March 31, 2007 compared to the same period in 2006. Increases in current quarter non-interest expense compared to the same period in 2006 include increases in marketing expense of $64,000 and increases in occupancy expense of $28,000 which are a result of the acquisition of the three branches from First Financial Bank. Other expenses increased $56,000 primarily due to increased REO expense relating to more repossessed properties. These increases were offset by decreases in salaries and employee benefits of $110,000, primarily due to changes in health care plans, and decreases in professional fees of $80,000, primarily due to a recovery of legal costs on charged off leases and the conclusion of a three year consulting agreement in November of 2006.

Income tax expense decreased $387,000 for the three months ended March 31, 2007 compared to the same period in 2006 due to less taxable income. The effective tax rate decreased from 25.0% to 11.3% due to a higher percentage of non-taxable income to total income before income tax and an increased percentage of low income housing tax credits to taxable income when comparing the first quarter of 2006 and the first quarter of 2007, respectively.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year. As of March 31, 2007, Mutual Federal had liquid assets of $60.9 million and a liquidity ratio of 7.21%. It is anticipated that this level of liquidity will be adequate for the remainder of 2007.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Presented below as of March 31, 2007 and 2006 is an analysis of Mutual Federal’s interest rate risk as measured by changes in Mutual Federal’s net portfolio value (“NPV”) assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments.
March 31, 2007

Net Portfolio Value

Changes				NPV as % of PV of Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	61,725	-43,636	-41%	7.18%	-421 bp
+200 bp	77,888	-27,473	-26%	8.83%	-256 bp
+100 bp	91,995	-13,366	-13%	10.19%	-121 bp
0 bp	105,361			11.40%
-100 bp	113,287	7,926	8%	12.03%	63 bp
-200 bp	118,103	12,742	12%	12.34%	94 bp
-300 bp	124,379	19,018	18%	12.75%	135 bp

March 31, 2006

Net Portfolio Value

Changes				NPV as % of PV of Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	52,740	-42,158	-44%	6.01%	-408 bp
+200 bp	66,981	-27,917	-29%	7.46%	-263 bp
+100 bp	81,274	-13,624	-14%	8.85%	-125 bp
0 bp	94,898			10.10%
-100 bp	102,652	7,754	8%	10.73%	63 bp
-200 bp	106,869	11,971	13%	11.00%	90 bp
-300 bp	108,639	13,741	14%	11.02%	93 bp

The analysis at March 31, 2007 indicates that there have been no material changes in market interest rates for Mutual Federal’s interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company’s annual report on Form 10-K for the period ended December 31, 2006.

ITEM - 4 Controls and Procedures.

(a)
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(c) under the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedure as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended March 31, 2007 that has materially affected, or is likely to materially affect our internal control over financial reporting.

The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

PART II.	OTHER INFORMATION

Item1.	Legal Proceedings

None.

Item1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

Item2.	Registered sales of Equity Securities and use of Proceeds

On December 22, 2004 the Company’s Board of Directors authorized management to repurchase an additional 10% of the Company’s outstanding stock, or approximately 470,000 shares. Information on the shares purchased during the first quarter of 2007 is as follows.

				Maximum
			Total	Number of
			Number of	Shares that
			Shares Purchased	May Yet
	Total Number of	Average Price	As Part of Publicly	Be Purchased
	Shares Purchased	Per Share	Announced Plan	Under the Plan
				79,769
January 1, 2007 - January 31, 2007	-	$0.00	-	79,769
February 1, 2007 - February 28, 2007	9,500	20.50	9,500	70,269
March 1, 2007 - March 31, 2007	1,767	20.11	1,767	68,502

	11,267	$20.44	11,267

(1) Amount represents the number of shares available to be repurchased under the plan as of December 31, 2006

Item3.	Defaults Upon Senior Securities.

None.

Item4.	Submission of Matters to Vote of Security Holders.

None.

Item5.	Other Information.

None.

Item6.	Exhibits.

(a)	Exhibits

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

MutualFirstFinancial, Inc.

Date: May 10, 2007	By: /s/ David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: May 10, 2007	By: /s/ Timothy J. McArdle
Timothy J. McArdle
Senior Vice President and Treasurer