Form 10-Q
period 2007-06-30
MUTUALFIRST FINANCIAL INC
filed 2007-08-09
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2007 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM - TO

Commission File Number: 000-27905

MutualFirst Financial, Inc.
(Exact Name of registrant specified in its charter)

Maryland	35-2085640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

The number of shares of the Registrant’s common stock, with $.01 par value, outstanding as of August 8, 2007 was 4,309,692.

FORM 10 - Q
MutualFirst Financial, Inc.

PART 1 FINANCIAL INFORMATION

ITEM 1. Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)

Assets
Cash	$22,559,006	$23,235,328
Interest-bearing demand deposits	1,235,914	1,679,544
Cash and cash equivalents	23,794,920	24,914,872
Interest-bearing deposits	193,000	293,000
Investment securities available for sale	39,709,332	41,070,091
Loans held for sale	1,001,450	1,329,700
Loans	803,480,438	813,781,179
Allowance for loan losses	(8,277,752)	(8,155,693)
Net loans	795,202,686	805,625,486
Premises and equipment	15,162,401	15,431,475
Federal Home Loan Bank of Indianapolis stock, at cost	9,938,400	9,938,400
Investment in limited partnerships	3,350,287	3,460,818
Cash surrender value of life insurance	29,775,760	29,120,760
Foreclosed real estate	1,518,210	1,273,449
Interest receivable	3,279,343	3,622,133
Goodwill	14,187,943	13,786,468
Deferred income tax benefit	4,742,923	4,376,318
Other assets	6,805,491	6,599,462

Total assets	$948,662,146	$960,842,432

Liabilities
Deposits
Non-interest-bearing	$50,263,421	$47,142,407
Interest bearing	640,666,589	656,216,247
Total deposits	690,930,010	703,358,654
Federal Home Loan Bank advances	154,336,045	157,425,176
Other borrowings	1,467,803	1,426,769
Advances by borrowers for taxes and insurance	3,678,633	1,833,661
Interest payable	1,980,924	1,829,168
Other liabilities	8,602,670	7,704,686
Total liabilities	860,996,085	873,578,114

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued --- 5,000,000 shares
Common stock, $.01 par value
Authorized --- 20,000,000 shares
Issued and outstanding ---4,329,183 and 4,366,636 shares	43,292	43,666
Additional paid-in capital	33,034,889	33,101,586
Retained earnings	57,033,346	56,698,546
Accumulated other comprehensive income (loss)	(379,640)	(354,734)
Unearned employee stock ownership plan (ESOP) shares	(2,065,826)	(2,224,746)
Total stockholders' equity	87,666,061	87,264,318

Total liabilities and stockholders' equity	$948,662,146	$960,842,432

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Interest Income
Loans receivable, including fees	$13,405,006	$13,304,483	$26,555,556	$26,327,949
Investment seurities:
Mortgage-backed securities	111,722	115,587	228,299	221,862
Federal Home Loan Bank stock	110,275	124,825	237,457	244,825
Other investments	398,024	352,202	786,212	678,728
Deposits with financial institutions	30,800	14,615	57,672	26,862
Total interest income	14,055,827	13,911,712	27,865,196	27,500,226

Interest Expense
Passbook savings	72,365	77,705	142,538	154,579
Certificates of deposit	5,196,614	4,575,898	10,294,805	8,939,815
Daily Money Market accounts	161,524	173,246	316,802	360,363
Demand and NOW acounts	726,664	331,161	1,400,661	490,955
Federal Home Loan Bank advances	1,768,094	1,984,551	3,568,851	3,738,263
Other interest expense	16,106	15,606	31,712	31,212
Total interest expense	7,941,367	7,158,167	15,755,369	13,715,187

Net Interest Income	6,114,460	6,753,545	12,109,827	13,785,039
Provision for losses on loans	532,500	525,000	865,000	918,000
Net Interest Income After Provision for Loan Losses	5,581,960	6,228,545	11,244,827	12,867,039

Other Income
Service fee income	1,245,876	1,112,769	2,309,411	2,119,867
Equity in losses of limited partnerships	(26,591)	(13,437)	(53,183)	(1,875)
Commissions	243,883	154,357	441,211	352,450
Net gains on sales of loans	79,104	96,255	147,322	193,261
Net servicing fees	16,644	5,180	39,030	41,948
Increase in cash surrender value of life insurance	317,500	267,000	655,000	504,000
Other income	77,932	54,950	148,067	131,281
Total other income	1,954,348	1,677,074	3,686,858	3,340,932

Other Expenses
Salaries and employee benefits	3,654,317	3,626,434	7,293,241	7,375,396
Net occupancy expenses	362,645	328,309	778,270	716,198
Equipment expenses	328,823	308,834	646,460	621,088
Data processing fees	298,484	214,152	554,040	431,773
Automated teller machine	172,421	194,364	347,035	372,991
Professional fees	177,410	232,963	356,065	491,427
Advertising and promotion	228,743	298,061	437,470	442,476
Other expenses	981,941	1,018,247	2,010,699	1,990,632
Total other expenses	6,204,784	6,221,364	12,423,280	12,441,981

Income Before Income Tax	1,331,524	1,684,255	2,508,405	3,765,990
Income tax expense	203,000	336,800	335,700	856,450

Net Income	$1,128,524	$1,347,455	$2,172,705	$2,909,540

Basic earnings per share	$0.27	$0.32	$0.53	$0.68

Diluted earnings per share	$0.27	$0.31	$0.52	$0.67

Dividends per share	$0.15	$0.14	$0.30	$0.28

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Six Months Ended June 30, 2007
(Unaudited)

						Accumulated
	Common Stock		Additional			Other	Unearned
	Shares		paid-in	Comprehensive	Retained	Comprehensive	ESOP
	Outstanding	Amount	capital	Income	Earnings	Income (Loss)	shares	Total

Balances, December 31, 2006, as reported	4,366,636	$43,666	$33,101,586		$56,698,546	($354,734)	($2,224,746)	$87,264,318

Comprehensive income

Net income for the period				$2,172,705	$2,172,705			2,172,705

Other comprehensive income, net of tax

Net unrealized losses on securities				(24,906)		(24,906)		(24,906)

Comprehensive income				$2,147,799

ESOP shares earned			151,541				158,920	310,461

Cash dividends ($.30 per share)					(1,300,353)			(1,300,353)

RRP shares earned			10,528					10,528

Stock repurchased and retired	(43,453)	(434)	(315,706)		(537,552)			(853,692)

Stock options exercised	6,000	60	86,940					87,000

Balances, June 30, 2007	4,329,183	43,292	$33,034,889		$57,033,346	($379,640)	($2,065,826)	$87,666,061

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating Activities
Net income	$2,172,705	$2,909,540
Items not requiring (providing) cash
Provision for loan losses	865,000	918,000
ESOP shares earned	310,461	332,789
RRP shares earned	10,528	75,282
Depreciation and amortization	1,311,864	1,293,976
Deferred income tax	(350,000)	(52,049)
Loans originated for sale	(11,748,865)	(12,663,431)
Proceeds from sales of loans held for sale	12,103,665	11,543,088
Gains on sales of loans held for sale	(147,322)	(193,261)
Change in
Interest receivable	342,790	281,784
Other assets	28,743	(568,264)
Interest payable	151,756	307,262
Other liabilities	897,984	(67,447)
Cash value of life insurance	(655,000)	(504,000)
Other adjustments	35,813	550,835
Net cash provided by operating activities	5,330,122	4,164,104

Investing Activities
Net change in interest earning deposits	100,000	-
Purchases of securities available for sale	(568,879)	(3,560,872)
Proceeds from matuities and paydowns of securities available for sale	1,869,443	2,261,590
Proceeds from sales of securities available fro sale	-	154,840
Net change in loans	8,003,005	(8,960,183)
Purchases of premises and equipment	(444,584)	(900,274)
Proceeds from real estate owned sales	635,776	840,777
Cash paid in acquisition, net	(515,475)	-
Other investing activities	50,335	(81,265)
Net cash provided by (used in) investing activities	9,129,621	(10,245,387)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	7,614,160	15,690,593
Certificates of deposits	(20,042,804)	(15,933,015)
Repayment of note payable	(240,678)	(30,679)
Proceeds from FHLB advances	204,150,000	257,750,000
Repayment of FHLB advances	(207,088,800)	(250,262,089)
Net change in advances by borrowers for taxes and insurance	1,844,972	333,716
Stock repurchased	(853,692)	(2,926,645)
Proceeds from stock options exercised	87,000	377,000
Cash dividends	(1,300,353)	(1,218,611)
Other financing activities	250,500	-
Net cash (used in) provided by financing activities	(15,579,695)	3,780,270

Net Change in Cash and Cash Equivalents	(1,119,952)	(2,301,013)

Cash and Cash Equivalents, Beginning of Year	24,914,872	22,364,583

Cash and Cash Equivalents, End of Year	$23,794,920	$20,063,570

Additional Cash Flows Information
Interest paid	$15,603,613	$13,407,925
Income tax paid	230,000	1,050,000
Transfers from loans to foreclosed real estate	932,584	936,779
Mortgage servicing rights capitalized	120,772	113,498

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

The interim consolidated financial statements at June 30, 2007 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2006 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings per share

Earnings per share were computed as follows: (Dollars in thousands except per share data)

	Three Months Ended Ended June 30,
	2007			2006
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
	(000's)			(000's)

Basic Earnings Per Share
Income available to common shareholders	$1,129	4,120,844	$0.27	$1,347	4,227,308	$0.32
Effect of Dilutive securities
Stock options and RRP grants		53,142			76,346
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$1,129	4,173,986	$0.27	$1,347	4,303,654	$0.31

	Six Months Ended Ended June 30,
	2007			2006
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
	(000's)			(000's)

Basic Earnings Per Share
Income available to common shareholders	$2,173	4,125,935	$0.53	$2,910	4,248,603	$0.68
Effect of Dilutive securities
Stock options and RRP grants		60,168			82,311
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$2,173	4,186,103	$0.52	$2,910	4,330,914	$0.67

Options of 91,000 shares were not included in the calculation above due to being anti-dilutive to earnings per share as of June 30, 2007 and June 30, 2006.

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

Note 4: Change in Accounting Principle

The Company or one of its subsidiaries files income tax returns in U.S. federal and Indiana jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2004.

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

Since 2000 it has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term fixed rate mortgage loans. As a result of implementing these strategies, the percentage of consumer and commercial loans to total loans has increased from 35% at the end of 2000 to 45% currently. On the liability side of the balance sheet, the Company is employing strategies to increase the balance of core deposit accounts such as low cost checking and money market accounts. The percentage of core deposits to total deposits has increased from 33% to 36% over this time period. These are ongoing strategies that are dependent on current market conditions and competition.

During the first six months of 2007, in keeping with its strategic objective to reduce interest rate risk exposure, the Company also sold $12.1 million of long term fixed rate loans that had been held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $147,000.

Since June 2006, the Federal Funds rate set by the Board of Governors of the Federal Reserve System has been unchanged. Without decreases in the Federal Funds rate or increases in the long term rates, the flattened and inverted yield curve will continue to put pressure on net interest income. Deposits have continued to reprice upwards, increasing interest expense and decreasing net interest income. The effect of flat short-term rates, in 2007, will gradually reduce deposit repricing and will slow the increase of interest expense. Any increase in the Federal Funds rates will increase interest expense and reduce net interest income without a corresponding increase in long term rates. As we continue to increase our investment in business-related loans, which are considered to entail greater risks than one-to four-family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses may increase to reflect this increased risk.

The Company converted to a public company at the end of 1999, and at the end of 2000 bought a $200 million thrift for stock. Since that time the Company has been buying back the Company’s stock to manage capital levels and enhance earnings per share. During the first six months of 2007, the Company used $854,000 for this purpose, thereby reducing earning assets from where they otherwise would have been and correspondingly reducing net interest income.

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

Results of operations also depend upon the level of the Company’s non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses. In addition to the First Financial and Wagley Investment Advisors acquisitions, the Company anticipates that a new branch in Elkhart County will open in the first quarter 2008. The Wagley Investment Advisors acquisition assists the Company in continuing to work toward the development of an Investment Management and Private Banking Division in order to better service clients with more specialized financial needs. The intent of all these initiatives is to increase income over the long term. However, on a short term basis, expenses relating to the new branches and a new division will have the affect of increasing non-interest expense with limited immediate offsetting income.

Financial Condition

Assets totaled $948.7 million at June 30, 2007, a decrease from December 31, 2006 of $12.2 million, or 1.3%. Loans, excluding loans held for sale, decreased $10.3 million or 1.3%. Consumer loans increased $941,000, or .4%, while commercial loans decreased $5.1 million, or 3.5%, and residential mortgage loans held in the portfolio decreased $6.1 million, furthering our strategy to reduce the percentage of fixed rate real estate mortgage loans to total loans. Mortgage loans held for sale decreased $329,000 and mortgage loans sold during the first half of 2007 totaled $12.1 million. The decreased loan balances are due primarily to prepayments exceeding slower than projected production. Current commitments to originate loans have increased $9.5 million, or 22.7%, to $51.1 million at June 30, 2007 compared to March 31, 2007. This level of loan commitments indicates an opportunity for growth in the second half of 2007. Investment securities available for sale decreased $1.5 million, or 3.5%, compared to December 31, 2006.

Allowance for loan losses increased $122,000 to $8.3 million when comparing December 31, 2006 to June 30, 2007. Net charge offs for the first half of 2007 were $744,000 or .18% of average loans on an annualized basis compared to $841,000, or .20% of average loans for the comparable period in 2006. The decrease was primarily due to a recovery of $196,000 for previously charged off commercial leases. As of June 30, 2007 the allowance for loan losses as a percentage of loans receivable and non-performing loans was 1.03% and 169.16%, respectively, compared to 1.00% and 143.59%, respectively, at December 31, 2006.

Total deposits were $690.9 million at June 30, 2007, a decrease from $703.4 at December 31, 2006. This decrease was due primarily to decreases in wholesale deposits of $14.7 million and retail certificates of deposit of $5.3 million. Consistent with our strategy, these decreases were partially offset by increases in core demand, money market and savings deposits of $7.6 million. Total borrowings decreased $3.0 million to $155.8 million at June 30, 2007 from $158.9 million at December 31, 2006.

Stockholders’ equity increased $402,000, or .5%, from $87.3 million at December 31, 2006, to $87.7 million at June 30, 2007. The increase was due primarily to net income of $2.2 million, Employee Stock Ownership Plan (ESOP) and RRP shares earned of $321,000 and exercised stock options of $87,000. This increase was partially offset by the repurchase of 43,000 shares of common stock for $854,000 and dividend payments of $1.3 million. Also, the market value of securities available for sale compared to their book value decreased $25,000 from a loss of $355,000 at December 31, 2006 to a loss of $380,000 at June 30, 2007.

Comparison of the Operating Results for the Three Months Ended June 30, 2007 and 2006

Net income for the second quarter ended June 30, 2007 was $1.1 million, or $.27 for basic and diluted earnings per share. This compared to net income for the comparable period in 2006 of $1.3 million, or $.32 for basic and $.31 for diluted earnings per share. Annualized return on assets was .48% and return on tangible equity was 6.24% for the second quarter of 2007 compared to .56% and 7.18% respectively, for the same period last year. On a linked quarter basis, second quarter 2007 basic and diluted earnings per share increased $.02, or 8% when compared to the first quarter 2007.

Net interest income before the provision for loan losses decreased $639,000 from $6.8 million for the three months ended June 30, 2006 to $6.1 million for the three months ended June 30, 2007. The reasons for the decrease were a $25.8 million, or 2.9%, decrease in average interest earning assets and a 20 basis point decrease in the net interest margin reflecting the Bank’s liability sensitive nature. The reduction in average interest earning assets was due primarily to a restructuring of the balance sheet in the fourth quarter of 2006 and decreased loan balances during the first half of 2007. On a linked quarter basis, net interest margin increased to 2.85% for the three months ended June 30, 2007 compared to 2.79% for the three months ended March 31, 2007. This is the second consecutive quarter net interest margin has increased due primarily to the restructuring of the balance sheet in the fourth quarter 2006 and a flattening of deposit repricing during the first two quarters of 2007.
The provision for loan losses for the second quarter of 2007 was $533,000, compared to $525,000 for last year’s comparable period. Non-performing loans to total loans at June 30, 2007 were .61% compared to .79% at June 30, 2006. Non-performing assets to total assets were .80% at June 30, 2007 compared to .90% at June 30, 2006.

Non-interest income increased $277,000 to $2.0 million, or 16.5%, for the three months ended June 30, 2007 compared to the same period in 2006. The increase was due primarily to increases in service fees on transaction accounts of $133,000, or 11.9%, increases in commission income of $90,000, or 58.4%, and improved earnings on cash surrender value of life insurance of $51,000, or 18.9%. On a linked quarter basis, non-interest income increased $221,000, or 12.8%. This increase was due primarily to increases in service fees on transaction accounts of $182,000 and increases in commission income of $47,000.

Non-interest expense remained flat at $6.2 million for the three months ended June 30, 2007 compared to the same period in 2006. Increases in current quarter non-interest expense compared to the same period in 2006 include increases in data processing expense of $84,000 due primarily to technological upgrades, increases in occupancy expense of $34,000 and increases in salaries and employee benefits of $28,000. These increases were offset by decreases in marketing expense of $69,000, professional fees of $56,000 and other expenses of $36,000. On a linked quarter basis non-interest expense was flat at $6.2 million.

Income tax expense decreased $134,000 for the three months ended June 30, 2007 compared to the same period in 2006 due primarily to less taxable income. The effective tax rate also decreased from 20.0% to 15.2% due to a higher percentage of non-taxable income to total income before income tax and an increased percentage of low income housing tax credits to taxable income when comparing the second quarter of 2006 and the second quarter of 2007, respectively.

Comparison of the Operating Results for the Six Months Ended June 30, 2007 and 2006

Net income for the six months ended June 30, 2007 was $2.2 million or $.53 for basic and $.52 for diluted earnings per share. This compared to net income for the comparable period in 2006 of $2.9 million or $.68 for basic and $.67 for diluted earnings per share. Annualized return on average assets was .46% and return on average tangible equity was 6.01% for the first half of 2007 compared to .60% and 7.75% respectively, for the same period last year.

Net interest income before the provision for loan losses decreased $1.7 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The reasons for the decrease were a $21.8 million, or 2.5%, reduction in average interest earning assets due primarily to a $24.6 million loan sale in November 2006 and 31 basis point reduction in net interest margin.

For the six month period ended June 30, 2007 non-interest income increased $346,000, or 10.4%, to $3.7 million compared to $3.3 million for the same period in 2006. This increase was primarily due to increased service fee income on transaction accounts of $190,000, or 8.9%, improved earnings on cash surrender value of life insurance of $151,000, or 30.0%, and increased commissions of $89,000, or 25.2%, mostly due to the successful acquisition of Wagley Investment Advisors. These increases were partially offset by decreased earnings from limited partnerships of $51,000 and decreased gains on sales and servicing of loans of $49,000.

Non-interest expense remained flat at $12.4 million for the six months ended June 30, 2007 compared to the same period in 2006. Net occupancy expense increased $62,000 which is a result of the acquisition of the three branches from First Financial Bank, equipment expense increased $25,000, and data processing expense increased $122,000 primarily due to technological upgrades. These increases were mostly offset by decreases in salaries and benefits of $82,000, ATM machine expense of $26,000, and professional fees of $135,000, primarily due to a recovery of legal costs on charged off leases and the conclusion of a three year consulting agreement in November of 2006.

For the six-month period ended June 30, 2007, income tax expense decreased $521,000 compared to the same period in 2006. The decrease was due primarily to decreased taxable income. The effective tax rate also decreased from 22.7% to 13.4% due to a higher percentage of non-taxable income to total income before income tax and an increased percentage of low income housing tax credits to taxable income when comparing the first half of 2007 to the first half of 2006, respectively.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year. As of June 30, 2007, Mutual Federal had liquid assets of $60.1 million and a liquidity ratio of 7.13%. It is anticipated that this level of liquidity will be adequate for the remainder of 2007.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Presented below as of June 30, 2007 and 2006 is an analysis of Mutual Federal’s interest rate risk as measured by changes in Mutual Federal’s net portfolio value (“NPV”) assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments.

June 30, 2007
Net Portfolio Value

Changes				NPV as % of PV of Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	58,286	-45,416	-44%	6.79%	-443 bp
+200 bp	74,945	-28,757	-28%	8.51%	-272 bp
+100 bp	89,486	-14,216	-14%	9.92%	-130 bp
0 bp	103,702			11.22%
-100 bp	114,324	10,622	10%	12.12%	90 bp
-200 bp	120,058	16,356	16%	12.52%	129 bp
-300 bp	126,889	23,187	22%	12.98%	176 bp

June 30, 2006
Net Portfolio Value

Changes				NPV as % of PV of Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	52,500	-45,832	-47%	5.89%	-440 bp
+200 bp	68,204	-30,128	-31%	7.48%	-281 bp
+100 bp	83,485	-14,847	-15%	8.94%	-135 bp
0 bp	98,332			10.29%
-100 bp	111,179	12,847	13%	11.38%	109 bp
-200 bp	117,805	19,473	20%	11.86%	157 bp
-300 bp	121,809	23,477	24%	12.08%	179 bp

The analysis at June 30, 2007 indicates that there have been no material changes in market interest rates for Mutual Federal’s interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company’s annual report on Form 10-K for the period ended December 31, 2006.

ITEM - 4 Controls and Procedures.

(a)
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(c) under the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedure as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended June 30, 2007 that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

Item 2. Registered sales of Equity Securities and use of Proceeds

On December 22, 2004 the Company’s Board of Directors authorized management to repurchase an additional 10% of the Company’s outstanding stock, or approximately 470,000 shares. Information on the shares purchased during the second quarter of 2007 is as follows.

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price	As Part of Publicly	Be Purchased
	Shares Purchased	Per Share	Announced Plan	Under the Plan
				68,502	(1)
April 1, 2007 - April 30, 2007	3,116	$19.13	3,116	65,386
May 1, 2007 - May 31, 2007	22,627	19.24	22,627	42,759
June 1, 2007 - June 30, 2007	2,204	18.86	2,204	40,555

	27,947	$19.20	27,947

(1) Amount represents the number of shares available to be repurchased under the plan as of March 31, 2007

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to Vote of Security Holders.

The following is a record of the votes cast at the Company’s Annual Meeting of Stockholders in the election of directors of the Company:

	FOR	VOTE WITHHELD

Edward J. Dobrow	3,740,053	139,586

David W. Heeter	3,739,803	139,836

Accordingly, the individuals named above, were declared to be duly elected directors of the Company for terms to expire in 2010.

The following is a record of the votes cast for the proposal to ratify the appointment of BKD,LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007.

FOR	3,868,792
AGAINST	10,271
ABSTAIN	576

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

MutualFirstFinancial, Inc.

Date: August 9, 2007	By:	/s/ David W. Heeter
David W. Heeter President and Chief Executive Officer

Date: August 9, 2007	By:	/s/ Timothy J. McArdle
Timothy J. McArdle Senior Vice President and Treasurer