Form 10-Q
period 2007-09-30
MUTUALFIRST FINANCIAL INC
filed 2007-11-09
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2007 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM - TO

Commission File Number:  000-27905

MutualFirst Financial, Inc.
(Exact Name of registrant specified in its charter)

Maryland	35-2085640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

The number of shares of the Registrant’s common stock, with $.01 par value, outstanding as of November 9, 2007 was 4,274,138.

FORM 10 – Q
MutualFirst Financial, Inc.

PART 1 FINANCIAL INFORMATION
ITEM 1. Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)

Assets
Cash	$21,148,122	$23,235,328
Interest-bearing demand deposits	2,402,247	1,679,544
Cash and cash equivalents	23,550,369	24,914,872
Interest-bearing deposits	193,000	293,000
Investment securities available for sale	40,514,967	41,070,091
Loans held for sale	2,399,822	1,329,700
Loans	818,735,857	813,781,179
Allowance for loan losses	(8,181,460)	(8,155,693)
Net loans	810,554,397	805,625,486
Premises and equipment	15,275,457	15,431,475
Federal Home Loan Bank of Indianapolis stock, at cost	9,938,400	9,938,400
Investment in limited partnerships	3,298,786	3,460,818
Cash surrender value of life insurance	30,073,260	29,120,760
Foreclosed real estate	1,598,594	1,273,449
Interest receivable	3,723,755	3,622,133
Goodwill	14,187,725	13,786,468
Deferred income tax benefit	4,717,220	4,376,318
Other assets	6,763,423	6,599,462

Total assets	$966,789,175	$960,842,432

Liabilities
Deposits
Non-interest-bearing	$46,969,403	$47,142,407
Interest bearing	659,427,416	656,216,247
Total deposits	706,396,819	703,358,654
Federal Home Loan Bank advances	158,602,673	157,425,176
Other borrowings	1,640,227	1,426,769
Advances by borrowers for taxes and insurance	2,357,653	1,833,661
Interest payable	2,333,319	1,829,168
Other liabilities	7,687,854	7,704,686
Total liabilities	879,018,545	873,578,114

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued — 5,000,000 shares
Common stock, $.01 par value
Authorized — 20,000,000 shares
Issued and outstanding —4,299,138 and 4,366,636 shares	42,991	43,666
Additional paid-in capital	32,960,714	33,101,586
Retained earnings	57,100,377	56,698,546
Accumulated other comprehensive loss	(347,086)	(354,734)
Unearned employee stock ownership plan (ESOP) shares	(1,986,366)	(2,224,746)
Total stockholders' equity	87,770,630	87,264,318

Total liabilities and stockholders' equity	$966,789,175	$960,842,432

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Interest Income
Loans receivable, including fees	$13,453,447	$13,698,923	$40,009,004	$40,026,872
Investment seurities:
Mortgage-backed securities	127,575	134,280	355,874	356,142
Federal Home Loan Bank stock	111,766	106,591	349,223	351,416
Other investments	415,605	375,010	1,201,816	1,053,738
Deposits with financial institutions	20,091	20,253	77,763	47,114
Total interest income	14,128,484	14,335,057	41,993,680	41,835,282

Interest Expense
Passbook savings	71,099	74,143	213,637	228,722
Certificates of deposit	5,269,499	5,046,114	15,564,305	13,985,929
Daily Money Market accounts	166,426	167,315	483,229	527,678
Demand and NOW acounts	751,833	547,120	2,152,493	1,038,075
Federal Home Loan Bank advances	2,000,031	2,140,986	5,568,881	5,879,249
Other interest expense	18,034	15,606	49,746	46,818
Total interest expense	8,276,922	7,991,284	24,032,291	21,706,471

Net Interest Income	5,851,562	6,343,773	17,961,389	20,128,811
Provision for losses on loans	532,500	525,000	1,397,500	1,443,000
Net Interest Income After Provision for Loan Losses	5,319,062	5,818,773	16,563,889	18,685,811

Other Income
Service fee income	1,266,022	1,146,769	3,575,433	3,266,636
Equity in losses of limited partnerships	(22,828)	(13,437)	(76,011)	(15,312)
Commissions	317,081	135,009	758,292	487,460
Net gains on sales of loans	76,337	110,257	223,659	303,517
Net servicing fees	14,217	10,730	53,247	52,678
Increase in cash surrender value of life insurance	297,500	267,000	952,500	771,000
Other income	55,953	91,582	204,020	222,863
Total other income	2,004,282	1,747,910	5,691,140	5,088,842

Other Expenses
Salaries and employee benefits	3,632,935	3,591,131	10,926,176	10,966,527
Net occupancy expenses	382,087	386,923	1,160,357	1,103,121
Equipment expenses	326,683	300,778	973,143	921,866
Data processing fees	259,385	228,111	813,425	659,883
Automated teller machine	187,261	172,796	534,296	545,787
Professional fees	176,125	235,889	532,190	727,316
Advertising and promotion	172,931	272,729	610,401	715,204
Other expenses	1,061,185	1,019,406	3,071,884	3,010,039
Total other expenses	6,198,592	6,207,763	18,621,872	18,649,743

Income Before Income Tax	1,124,752	1,358,920	3,633,157	5,124,910
Income tax expense (benefit)	(36,000)	214,550	299,700	1,071,000

Net Income	$1,160,752	$1,144,370	$3,333,457	$4,053,910

Basic earnings per share	$0.28	$0.27	$0.81	$0.96

Diluted earnings per share	$0.28	$0.27	$0.80	$0.94

Dividends per share	$0.15	$0.15	$0.45	$0.43

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2007
(Unaudited)

						Accumulated
	Common Stock		Additional			Other	Unearned
	Shares		paid-in	Comprehensive	Retained	Comprehensive	ESOP
	Outstanding	Amount	capital	Income	Earnings	Income (Loss)	shares	Total

Balances, December 31, 2006, as reported	4,366,636	$43,666	$33,101,586		$56,698,546	$(354,734)	$(2,224,746)	$87,264,318

Comprehensive income

Net income for the period				$3,333,457	3,333,457			3,333,457

Other comprehensive income, net of tax

Net unrealized gains on securities				7,648		7,648		7,648

Comprehensive income				$3,341,105

ESOP shares earned			214,489				238,380	452,869

Cash dividends ($.45 per share)					(1,944,720)			(1,944,720)

RRP shares earned			15,792					15,792

Stock repurchased and retired	(82,910)	(829)	(579,612)		(986,906)			(1,567,347)

Stock options exercised	15,412	154	208,459					208,613

Balances, September 30, 2007	4,299,138	42,991	$32,960,714		$57,100,377	$(347,086)	$(1,986,366)	$87,770,630

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating Activities
Net income	$3,333,457	$4,053,910
Items not requiring (providing) cash
Provision for loan losses	1,397,500	1,443,000
ESOP shares earned	452,869	496,094
RRP shares earned	15,792	112,923
Depreciation and amortization	1,958,879	1,952,188
Deferred income tax	(346,000)	(124,882)
Loans originated for sale	(18,274,646)	(19,251,486)
Proceeds from sales of loans held for sale	17,256,137	18,957,768
Gains on sales of loans held for sale	(223,659)	(303,517)
Change in
Interest receivable	(101,622)	609,054
Other assets	122,085	(755,634)
Interest payable	504,151	233,656
Other liabilities	(16,832)	655,215
Cash value of life insurance	(952,500)	(771,000)
Other adjustments	378,469	935,196
Net cash provided by operating activities	5,504,080	8,242,485

Investing Activities
Net change in interest earning deposits	100,000	-
Purchases of securities available for sale	(5,168,191)	(3,893,735)
Proceeds from matuities and paydowns of securities available for sale	5,711,565	2,833,483
Proceeds from sales of securities available for sale	-	219,361
Net change in loans	(8,996,589)	(13,707,063)
Purchases of premises and equipment	(916,992)	(1,384,430)
Proceeds from real estate owned sales	1,013,042	960,840
Cash received (paid) in acquisition, net	(515,257)	3,894,267
Other investing activities	75,503	48,303
Net cash used in investing activities	(8,696,919)	(11,028,974)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	7,963,963	13,379,401
Certificates of deposits	(4,925,798)	17,008,619
Repayment of note payable	(433,760)	(419,506)
Proceeds from FHLB advances	309,350,000	379,100,000
Repayment of FHLB advances	(307,947,007)	(403,392,213)
Net change in advances by borrowers for taxes and insurance	523,992	1,029,205
Stock repurchased	(1,567,347)	(4,334,059)
Proceeds from stock options exercised	208,613	635,622
Cash dividends	(1,944,720)	(1,887,301)
Other financing activities	600,400	-
Net cash provided by financing activities	1,828,336	1,119,768

Net Change in Cash and Cash Equivalents	(1,364,503)	(1,666,721)

Cash and Cash Equivalents, Beginning of Year	24,914,872	22,364,583

Cash and Cash Equivalents, End of Year	$23,550,369	$20,697,862

Additional Cash Flows Information
Interest paid	$23,528,140	$21,472,815
Income tax paid	445,000	1,225,000
Transfers from loans to foreclosed real estate	1,740,194	1,421,870
Mortgage servicing rights capitalized	172,046	186,543

See Notes to Consolidated Condensed Financial Statements

MutualFirst Financial, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS

Note 1: Basis of Presentation

The consolidated condensed financial statements include the accounts of MutualFirst Financial, Inc. (the “Company”), its wholly owned subsidiary, Mutual Federal Savings Bank, a federally chartered savings bank (“Mutual Federal”), Mutual Federal’s wholly owned subsidiaries, First MFSB Corporation and Mutual Federal Investment Company (“MFIC”), and MFIC wholly owned subsidiary, Mutual Federal REIT, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The interim consolidated condensed financial statements at September 30, 2007 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2006 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings per share

Earnings per share were computed as follows: (Dollars in thousands except per share data)

	Three Months Ended September 30,
	2007			2006
	Income	Weighted- Average Shares	Per-Share Amount	Income	Weighted- Average Shares	Per-Share Amount
	(000’s)			(000’s)

Basic Earnings Per Share
Income available to common shareholders	$1,161	4,102,302	$0.28	$1,144	4,166,531	$0.27
Effect of Dilutive securities
Stock options and RRP grants		42,677			73,642
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$1,161	4,144,979	$0.28	$1,144	4,240,173	$0.27

	Nine Months Ended September 30,
	2007			2006
	Income	Weighted- Average Shares	Per-Share Amount	Income	Weighted- Average Shares	Per-Share Amount
	(000’s)			(000’s)

Basic Earnings Per Share
Income available to common shareholders	$3,333	4,117,685	$0.81	$4,054	4,222,178	$0.96
Effect of Dilutive securities
Stock options and RRP grants		54,332			79,413
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$3,333	4,172,017	$0.80	$4,054	4,301,591	$0.94

Options of 91,000 shares were not included in the calculation above due to being anti-dilutive to earnings per share as of September 30, 2007 and September 30, 2006, respectively.

Note 3: Accounting Changes

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

Mutual Federal currently owns two subsidiaries, First MFSB Corporation and Mutual Federal Investment Company. The assets of First MFSB Corporation consist of an investment in Family Financial Holdings Incorporated. Family Financial is an ordinary Indiana corporation that provides debt cancellation products to financial institutions. MFIC is a Nevada corporation holding approximately $24 million in investments. MFIC currently owns one subsidiary, Mutual Federal REIT. The assets of Mutual Federal REIT consist of approximately $143 million in one-to four-family mortgage loans.

The following should be read in conjunction with the Management’s Discussion and Analysis in the Company’s December 31, 2006 Annual Report on Form 10-K.

Critical Accounting Policies

The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies presented on pages 64 to 67 of the Form 10-K for the year ended December 31, 2006. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets, mortgage servicing rights and intangible assets.

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

Since 2000 it has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term fixed rate mortgage loans. As a result of implementing these strategies, the percentage of consumer and commercial loans to total loans has increased from 35% at the end of 2000 to 45% currently. On the liability side of the balance sheet, the Company is employing strategies to increase the balance of core deposit accounts such as low cost checking and money market accounts. The percentage of core deposits to total deposits has increased from 33% to 35% over this time period. These are ongoing strategies that are dependent on current market conditions and competition.

During the first nine months of 2007, in keeping with its strategic objective to reduce interest rate risk exposure, the Company also sold $17.2 million of long term fixed rate loans that had been held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $224,000.

The Federal Funds rate set by the Board of Governors of the Federal Reserve System decreased 50 basis points on September 18, 2007. The Federal Funds rate decrease, and any future decreases, should allow for deposits and borrowings to begin to reprice lower in future months, reducing pressure on net interest income. Deposits and borrowings have been repricing upwards, increasing interest expense and decreasing net interest income. Any increase in the Federal Funds rate will increase interest expense and reduce net interest income if there is not a corresponding increase in long term rates. As we continue to increase our investment in business-related loans, which are considered to entail greater risks than one-to four- family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses may increase to reflect this increased risk.

The Company converted to a public company at the end of 1999, and at the end of 2000 bought a $200 million thrift for stock. Since then the Company has from time to time bought back the Company’s stock to manage capital levels and enhance earnings per share. During the first nine months of 2007, the Company used $1.6 million for this purpose, thereby reducing earning assets from where they otherwise would have been and correspondingly reducing net interest income.

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

On March 22, 2007 the Bank completed the acquisition of Wagley Investment Advisors, Inc. Wagley Investment Advisors, Inc. is now known as Mutual Financial Advisors, providing new and expanded investment management services not previously offered by the Bank.  Mutual Financial Advisors offers a full range of non-bank investment options and money management.

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

Financial Condition

Assets totaled $966.8 million at September 30, 2007, an increase from December 31, 2006 of $5.9 million, or 0.6%. Loans, excluding loans held for sale, increased $4.9 million or 0.6%. Consumer loans increased $5.2 million, or 2.3%, and residential mortgage loans held in the portfolio increased $1.0 million, or 0.2%, while commercial loans decreased $1.3 million, or 0.9%. Mortgage loans held for sale increased $1.1 million and mortgage loans sold during the first nine months of 2007 totaled $17.2 million. The increased loan balances are due primarily to increased production and loan purchases in the third quarter of 2007. Investment securities available for sale decreased $555,000, or 1.4%, compared to December 31, 2006.

Allowance for loan losses increased $26,000 to $8.2 million at September 30, 2007 when compared to December 31, 2006. Net charge offs for the first nine months of 2007 were $1.4 million, or .23% of average loans on an annualized basis, compared to $1.5 million, or .24% of average loans for the comparable period in 2006. The decrease was primarily due to larger recoveries during the 2007 period. As of September 30, 2007 the allowance for loan losses as a percentage of loans receivable and non-performing loans was 1.00% and 78.62%, respectively, compared to 1.00% and 143.59%, respectively, at December 31, 2006.

Total deposits were $706.4 million at September 30, 2007, an increase from $703.4 at December 31, 2006. This increase was due primarily to increases in core demand, money market and savings deposits of $8.0 million and wholesale deposit increases of $2.7 million. These increases were partially offset by decreases in retail certificates of deposit of $7.7 million. Total borrowings increased $1.4 million to $160.2 million at September 30, 2007 from $158.9 million at December 31, 2006.

Stockholders’ equity increased $507,000, or 0.6%, from $87.3 million at December 31, 2006, to $87.8 million at September 30, 2007. The increase was due primarily to net income of $3.3 million, Employee Stock Ownership Plan (ESOP) and RRP shares earned of $469,000 and exercised stock options of $209,000. This increase was partially offset by the repurchase of 83,000 shares of common stock for $1.6 million and dividend payments of $1.9 million. Also, the market value of securities available for sale compared to their book value increased $8,000 from a loss of $355,000 at December 31, 2006 to a loss of $347,000 at September 30, 2007.

Comparison of the Operating Results for the Three Months Ended September 30, 2007 and 2006

Net income for the third quarter ended September 30, 2007 was $1.2 million, or $.28 for basic and diluted earnings per share. This compared to net income for the comparable period in 2006 of $1.1 million, or $.27 for basic and diluted earnings per share. Annualized return on assets was .49% and return on average tangible equity was 6.45% for the third quarter of 2007 compared to .47% and 6.23%, respectively, for the same period last year. On a linked quarter basis, third quarter 2007 basic and diluted earnings per share also increased $.01, or 3.7% when compared to the second quarter of 2007.

Net interest income before the provision for loan losses decreased $493,000 from $6.3 million for the three months ended September 30, 2006 to $5.9 million for the three months ended September 30, 2007. The reasons for the decrease were a $28.5 million, or 3.2%, decrease in average interest earning assets and a 14 basis point decrease in the net interest margin reflecting the Bank’s liability sensitive nature. The reduction in average interest earning assets was due primarily to a restructuring of the balance sheet in the fourth quarter of 2006 and decreased loan balances during the first half of 2007.

The provision for loan losses for the third quarter of 2007 was $532,000, compared to $525,000 for last year’s comparable period. Non-performing loans to total loans at September 30, 2007 were 1.27% compared to .60% at September 30, 2006. Non-performing assets to total assets were 1.37% at September 30, 2007 compared to .76% at September 30, 2006. The increase in non-performing loans is primarily related to five different commercial loan relationships. The Bank’s evaluation indicates that adequate collateral exists to mitigate possible losses on the five commercial loan relationships. The Bank is continually evaluating the collateral for all non-performing commercial loan relationships to determine if additional reserves need to be established.

Non-interest income increased $256,000 to $2.0 million, or 14.6%, for the three months ended September 30, 2007 compared to the same period in 2006. The increase was due primarily to increases in commission income of $182,000, or 134.8% due to the acquisition of Mutual Financial Advisors, increases in service fees on transaction accounts of $119,000, or 10.4% due to enhanced overdraft programs, and improved earnings on cash surrender value of life insurance of $31,000, or 11.6%. These increases were partially offset by decreases in gain on sale of loans of $30,000 due to less mortgage loan sales, and decreases in other income of $36,000 due to non-recurring tax refund in the third quarter 2006. On a linked quarter basis, non-interest income increased $50,000, or 2.6%, primarily due to increases in commission income and service fees on transaction accounts.

Non-interest expense remained flat at $6.2 million for the three months ended September 30, 2007 compared to the same period in 2006. Increases in current quarter non-interest expense compared to the same period in 2006 include increases in data processing expense of $31,000 due primarily to technological upgrades, increases in occupancy expense of $36,000 due primarily to acquisition of branches in August 2006 and increased real estate taxes, increases in salaries and employee benefits of $42,000 due primarily to normal payroll increases, and increases in other expenses of $42,000. These increases were offset by decreases in marketing expense of $100,000 and professional fees of $60,000. On a linked quarter basis non-interest expense was flat at $6.2 million.

Income tax expense decreased $251,000 for the three months ended September 30, 2007 compared to the same period in 2006 due primarily to less taxable income and a tax benefit from the creation of a Nevada investment subsidiary. The effective tax rate also decreased from 15.8% to (3.2)% due to a higher percentage of non-taxable income to total income before income tax and an increased percentage of low income housing tax credits to taxable income when comparing the third quarter of 2007 to the third quarter of 2006, respectively.

Comparison of the Operating Results for the Nine-Months Ended September 30, 2007 and 2006.

Net income for the nine months ended September 30, 2007 was $3.3 million, or $.81 for basic and $.80 for diluted earnings per share. This compared to net income for the comparable period in 2006 of $4.1 million, or $.96 for basic and $.94 for diluted earnings per share. Annualized return on average assets was .47% and return on average tangible equity was 6.16% for the first nine months of 2007 compared to .56% and 7.25% respectively, for the same period last year.

Net interest income before the provision for loan losses decreased $2.2 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The reasons for the decrease were similar to those stated above. Average interest earning assets decreased $24.1 million, or 2.7% and the net interest margin decreased by 26 basis points from 3.03% for the nine months ended September 30, 2006 to 2.77% for the same period in 2007.

The provision for loan losses for the first nine months of 2007 was $1.4 million, the same as last year’s comparable period. Non-performing loans to total loans at September 30, 2007 were 1.27% compared to .60% at September 30, 2006. Non-performing assets to total assets were 1.37% at September 30, 2007 compared to .76% at September 30, 2006. As previously noted, the increase in the non-performing loans and assets was primarily related to five different commercial loan relationships. The Bank’s evaluation indicates that adequate collateral exists to mitigate possible losses on the five commercial loan relationships. The Bank is continually evaluating the collateral for all non-performing commercial loan relationships to determine if additional reserves need to be established.

For the nine month period ended September 30, 2007 non-interest income increased $602,000 to $5.7 million compared to the same period in 2006. The increase resulted primarily from increases in service fees on transaction accounts of $309,000, or 9.5% due primarily to enhanced overdraft programs and increases in commission income of $271,000 due primarily to the acquisition of Mutual Financial Advisors.

Non-interest expense was flat at $18.6 million for the nine months ended September 30, 2007 when compared to the same period in 2006. This was due to increased occupancy, equipment, and data processing expenses being offset with reductions in professional fees, marketing expense, and salaries and benefits.

For the nine-month period ended September 30, 2007, income tax expense decreased $771,000 compared to the same period in 2006. The decrease was due primarily to decreased taxable income and a tax benefit from the creation of a Nevada investment subsidiary. The effective tax rate also decreased from 20.9% to 8.3% due to a higher percentage of non-taxable income to total income before income tax and an increased percentage of low income housing tax credits to taxable income when comparing the first nine months of 2007 to the first nine months of 2006, respectively.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year. As of September 30, 2007, Mutual Federal had liquid assets of $59.3 million and a liquidity ratio of 6.77%. It is anticipated that this level of liquidity will be adequate for the remainder of 2007.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Presented below as of September 30, 2007 and 2006 is an analysis of Mutual Federal’s interest rate risk as measured by changes in Mutual Federal’s net portfolio value (“NPV”) assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments.

September 30, 2007

Net Portfolio Value

Changes				NPV as % of PV of Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	54,642	-45,914	-46%	6.22%	-440 bp
+200 bp	71,264	-29,292	-29%	7.91%	-272 bp
+100 bp	86,093	-14,463	-14%	9.32%	-130 bp
0 bp	100,556			10.62%
-100 bp	110,773	10,217	10%	11.46%	84 bp
-200 bp	117,215	16,659	17%	11.91%	129 bp
-300 bp	125,380	24,824	25%	12.48%	186 bp

September 30, 2006

Net Portfolio Value

Changes				NPV as % of PV of Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	49,648	-48,047	-49%	5.54%	-456 bp
+200 bp	66,290	-31,405	-32%	7.21%	-289 bp
+100 bp	82,361	-15,334	-16%	8.73%	-137 bp
0 bp	97,695			10.10%
-100 bp	109,798	12,103	12%	11.10%	100 bp
-200 bp	114,736	17,041	17%	11.42%	131 bp
-300 bp	117,814	20,119	21%	11.54%	144 bp

The analysis at September 30, 2007, indicates that there have been no material changes in market interest rates for Mutual Federal’s interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company’s Form 10-K for the period ended December 31, 2006.

ITEM - 4 Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(c) under the Securities Exchange Act of 1934 (the “Act”) was carried out, as of September 30, 2007, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended September 30, 2007, that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

On December 22, 2004 the Company’s Board of Directors authorized management to repurchase an additional 10% of the Company’s outstanding stock, or approximately 470,000 shares. Information on the shares purchased during the third quarter of 2007 is as follows:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price	As Part of Publicly	Be Purchased
	Shares Purchased	Per Share	Announced Plan	Under the Plan
				40,555	(1)
July 1, 2007 - July 31, 2007	11,403	$17.76	11,403	29,152
August 1, 2007 - August 31, 2007	16,554	18.22	16,554	12,598
September 1, 2007 - September 30, 2007	11,500	18.22	11,500	1,098

	39,457	$18.09	39,457

(1) Amount represents the number of shares available to be repurchased under the plan as of June 30, 2007

On September 12, 2007 the Company’s Board of Directors authorized management to repurchase an additional 5% of the Company’s outstanding stock, or approximately 215,000 shares. As of September 30, 2007, no shares have been repurchased under this plan.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

Exhibit 31.1 - Rule 13a - 14(a) Certification - Chief Executive Officer
Exhibit 31.2 - Rule 13a - 14(a) Certification - Chief Financial Officer
Exhibit 32 - Section 1350 - Certificate of the Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MutualFirstFinancial, Inc.

Date: November 9, 2007	By:	/s/ David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: November 9, 2007	By:	/s/ Timothy J. McArdle
Timothy J. McArdle
Senior Vice President and Treasurer