Form 10-K
period 2007-12-31
MUTUALFIRST FINANCIAL INC
filed 2008-03-13
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

COMMISSION FILE NUMBER 000-27905

MutualFirst Financial, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	35-2085640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 E. Charles Street, Muncie, Indiana (Address of principal executive offices)	47305-2419 (Zip Code)

Registrant’s telephone number, including area code: (765) 747-2800

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one)

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
(Do not check if smaller
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock on the Nasdaq Global Market as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $58.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 12, 2008, there were issued and outstanding 4,181,638 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K—Portions of registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders.

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

At December 31, 2007, we had total assets of $962.5 million, deposits of $666.4 million and stockholders’ equity of $87.0 million. Our executive offices are located at 110 E. Charles Street, Muncie, Indiana 47305-2400, and our common stock is traded on the Nasdaq Global Market under the symbol “MFSF.”

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

On January 7, 2008, MutualFirst and its wholly owned subsidiary, MutualFirst Acquisition Corp. (“Acquisition Corp”), entered into a definitive agreement (the “Agreement”) with MFB Corp. (“MFB”), pursuant to which MFB will be merged with and into Acquisition Corp. (the “Merger”), and MFB’s savings bank subsidiary, MFB Financial, will be merged with and into the Registrant’s savings bank subsidiary, Mutual Federal. MFB shareholders will be entitled to elect to receive, for each share of MFB common stock they hold, $41.00 in cash (the “Cash Consideration”), 2.59 shares of the Registrant’s common stock (the “Stock Consideration”) or a combination of both, subject to reallocation and proration procedures to ensure that 80% of all of the shares of MFB common stock outstanding immediately before the effective time of the Merger are exchanged for the Stock Consideration and that the remaining 20% of the outstanding MFB shares are exchanged for the Cash Consideration.

MFB will have the right to terminate the Agreement if the average closing price of the Registrant’s common stock during the ten consecutive trading days immediately preceding the date on which MFB receives written notice that all required regulatory and shareholder approvals have been received is less than $12.664 and the Registrant’s common stock has underperformed an index of financial institutions by more than fifteen percent, unless the Registrant elects to increase the amount of the consideration payable to MFB’s shareholders pursuant to a formula specified in the Agreement. In the event the Agreement is terminated under certain other specified circumstances, MFB will be required to pay the Registrant a termination fee of $1.7 million in cash.

At the effective time of the Merger, each outstanding option to purchase MFB common stock will be converted into an option to purchase the Registrant’s common stock, with adjustments to the number of underlying shares and exercise price based on the 2.59:1 exchange ratio for the Stock Consideration.

At December 31, 2007, MFB had total assets of $513.8 million, including $404.9 in loans, and deposits of $336.1 million. MFB’s banking subsidiary conducts a trust business, which we will acquire if the acquisition is completed. The acquisition is expected to occur at the beginning of the third quarter of 2008.

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals, approval by the shareholders of the Registrant of the issuance of the Registrant’s common stock in the Merger and approval by the shareholders of MFB of the Merger Agreement. All of the directors of the Registrant have agreed to vote their shares of Registrant common stock in favor of approval of the issuance the Registrant’s common stock in the Merger. All of the directors of MFB have agreed to vote their shares of MFB common stock in favor of approval of the Agreement.

The foregoing summary of the Merger is not complete and is qualified in its entirety by reference to the full text of the Agreement, which is incorporated by reference to this report as Exhibit 2.1, from our Form 8-K dated January 8, 2008 and to the full text of our Rule 425 filings for January 8 and 10, 2008.

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

Market Area

We are a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Muncie, Indiana and we offer our financial services through 22 retail offices primarily serving Delaware, Elkhart, Grant, Kosciusko, Randolph and Wabash counties in Indiana. We also originate mortgage loans in the counties contiguous to these counties, and we originate indirect consumer loans throughout Indiana. See “Lending Activities — Consumer and Other Lending.”

Lending Activities

General. Our mortgage loans carry either a fixed- or an adjustable-rate of interest. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. At December 31, 2007, our net loan portfolio totaled $804.1 million, which constituted 83.5% of our total assets.

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

At December 31, 2007, the maximum amount which we could lend to any one borrower and the borrower’s related entities was approximately $11.7 million. As of December 31, 2007, our largest lending relationship to a single borrower or group of related borrowers consisted of three loans totaling $4.5 million. All of these loans are secured by real estate consisting of retail, franchised, auto service centers guaranteed by the principal owners and supported by long term leases to the franchisor. Each of these loans to this group of borrowers was current and performing in accordance with its terms at December 31, 2007.

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2007			2006			2005			2004			2003
	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$431,018	(1)	53.02%	$433,123	(2)	53.01%	$451,914	(3)	54.00%	$385,678	(4)	52.96%	$393,450	(5)	54.86%
Multi-family	3,929		0.48	5,073		0.62	5,505		0.66	4,657.64			5,353.75
Commercial	82,116		10.10	73,912		9.05	77,270		9.23	68,067		9.35	65,430		9.12
Construction and development	13,560		1.67	14,451		1.77	22,938		2.74	20,745		2.85	17,860		2.49
Total real estate loans	$530,623		65.28	$526,559		64.45	557,627		66.63	479,147		65.80	482,093		67.22

Other Loans:
Consumer Loans:
Automobile	$22,917		2.82	$31,336		3.84	39,802		4.76	39,475		5.42	40,497		5.65
Home equity	27,232		3.35	30,051		3.68	31,962		3.82	29,464		4.05	25,401		3.54
Home improvement	45,156		5.55	38,546		4.72	31,933		3.82	23,289		3.20	20,924		2.92
Manufactured housing	992		0.12	1,422		0.17	2,106		0.25	2,879.40			4,108.57
R.V.	77,805		9.57	71,321		8.73	64,222		7.67	58,643		8.05	58,222		8.12
Boat	47,816		5.88	46,311		5.67	40,631		4.85	38,382		5.27	38,096		5.31
Other	3,593		0.44	3,986.48			4,305.51			3,325.46			3,443.48
Total consumer loans	225,511		27.74	222,973		27.29	214,961		25.68	195,457		26.84	190,691		26.59
Commercial business loans	56,764		6.98	67,476		8.26	64,353		7.69	53,620		7.36	44,362		6.19
Total other loans	282,275		34.72	290,449		35.55	279,314		33.37	249,077		34.20	235,053		32.78
Total loans receivable, gross	812,898	(1)	100.00%	817,008	(2)	100.00%	836,941	(3)	100.00%	728,224	(4)	100.00%	717,146	(5)	100.00%

Less:
Undisbursed portion of loans	3,984			5,520			7,724			9,237			8,160
Deferred loan fees and costs	(3,519)			(3,623)			(3,453)			(3,814)			(3,749)
Allowance for losses	8,352			8,156			8,100			6,867			6,779
Total loans receivable, net	$804,081			$806,955			$824,570			$715,934			$705,956
____________________
(1) Includes loans held for sale of $1.6 million.
(2) Includes loans held for sale of $1.3 million.
(3) Includes loans held for sale of $2.0 million.
(4) Includes loans held for sale of $2.9 million.
(5) Includes loans held for sale of $2.0 million.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2007			2006			2005			2004			2003
	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent
	(Dollars in thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$254,235	(1)	31.28%	$271,405	(2)	33.22%	$305,911	(3)	36.55%	$262,716	(4)	38.08%	$281,497	(5)	39.25%
Multi-family	3,610		0.44	4,488		0.55	4,587		0.55	3,427.47			3,483.49
Commercial	17,281		2.13	9,408		1.15	9,375		1.12	6,918.95			6,960.97
Construction and development	10,197		1.25	8,310		1.02	12,690		1.52	15,191		2.09	13,946		1.94
Total real estate loans	285,323		35.10	293,611		35.94	332,563		39.74	288,251		39.58	305,886		42.65

Consumer	198,068		24.37	192,715		23.59	182,784		21.84	165,895		22.78	165,182		23.03
Commercial business	19,842		2.44	27,093		3.32	20,000		2.39	16,347		2.24	12,099		1.69
Total fixed-rate loans	503,233		61.91	513,419		62.85	535,347		63.97	470,493		64.61	483,167		67.37

Adjustable-Rate Loans:
Real estate:
One- to four-family	176,783		21.75	161,718		19.79	146,003		17.44	122,962		16.89	111,953		15.61
Multi-family	319		0.04	585.07			918		0.11	1,230.17			1,870.26
Commercial	64,835		7.98	64,504		7.90	67,895		8.11	61,149		8.40	58,470		8.15
Construction and development	3,363		0.41	6,141.75			10,248		1.22	5,554.76			3,914.55
Total real estate loans	245,300		30.18	232,948		28.51	225,064		26.88	190,895		26.21	176,207		24.57

Consumer	27,443		3.38	30,258		3.70	32,177		3.85	29,562		4.06	25,509		3.56
Commercial business	36,922		4.53	40,383		4.94	44,353		5.30	37,273		5.12	32,263		4.50
Total adjustable-rate loans	309,665		38.09	303,589		37.15	301,594		36.03	257,730		35.39	233,979		32.63
Total loans	812,898	(1)	100.00%	817,008	(2)	100.00%	836,941	(3)	100.00%	728,224	(4)	100.00%	717,146	(5)	100.00%

Less:
Undisbursed portion of loans	3,984			5,520			7,724			9,237			8,160
Deferred loan fees and costs	(3,519)			(3,623)			(3,453)			(3,814)			(3,749)
Allowance for loan losses	8,352			8,156			8,100			6,867			6,779
Total loans receivable, net	$804,081			$806,955			$824,570			$715,934			$705,956
____________________
(1) Includes loans held for sale of $1.6 million.
(2) Includes loans held for sale of $1.3 million.
(3) Includes loans held for sale of $2.0 million.
(4) Includes loans held for sale of $2.9 million.
(5) Includes loans held for sale of $2.0 million.

The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2007. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to Four-Family(1)		Multi-family and Commercial		Construction and Development(2)		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Due During Years Ending December 31,

2008(3)	$168	6.36%	$7,780	7.07%	$14	9.50%	$3,715	7.73%	$24,219	7.97%	$35,896	7.74%
2009	355	6.84	694	6.67	32	6.99	4,655	6.99	5,593	7.04	11,329	6.99
2010	549	6.44	4,588	7.45	48	6.83	9,165	6.91	5,085	7.85	19,435	7.27
2011 and 2012	6,511	6.16	4,065	7.86	704	9.05	22,944	7.72	4,073	8.22	38,297	7.55
2013 to 2014	13,365	5.78	10,433	7.49	114	8.90	17,439	7.57	1,642	8.20	42,993	7.02
2015 to 2029	161,235	5.94	57,391	7.21	1,900	6.26	167,047	7.71	16,071	7.13	403,644	6.90
2030 and following	247,190	5.92	1,094	4.62	10,748	6.40	546	5.97	81	7.88	259,659	5.94
Total	$429,373	5.93%	$86,045	7.24%	$13,560	6.55%	$225,511	7.65%	$56,764	7.65%	$811,253	6.68%

(1) Does not include mortgage loans held for sale.
(2) Once the construction phase has been completed, these loans will automatically convert to permanent financing.
(3) Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after December 31, 2008 that have predetermined interest rates is $500.0 million, and the total amount of loans due after such date which have floating or adjustable interest rates is $275.3 million.

One- to Four-Family Residential Real Estate Lending. We focus our real estate lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in our market areas. At December 31, 2007, one- to four-family residential mortgage loans totaled $431.0 million, or 53.02% of our gross loan portfolio.

We generally underwrite our one- to four-family loans based on the loan applicant’s employment and credit history and the appraised value of the subject property. Presently, we lend up to 100% of the lesser of the appraised value or purchase price for one- to four-family residential loans. For loans with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure to below 80%. Properties securing our one- to four-family loans are appraised by independent state licensed fee appraisers approved by Mutual Federal’s Board of Directors. We require borrowers to obtain title insurance in the amount of their mortgage. Hazard insurance and flood insurance, if necessary, are required in an amount of the lesser of the value of the property improvements or our mortgage amount.

We originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with the secondary market and other local financial institutions and are consistent with our internal needs. Adjustable-rate mortgage or ARM loans are offered with a one-year, three-year, five-year, seven-year or ten-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts annually for the remainder of the term of the loan. We use the weekly average of the one-year Treasury Bill Constant Maturity Index to reprice our ARM loans. During fiscal 2007, we originated $28.3 million of one- to four-family ARM loans and $58.3 million of one- to four-family fixed-rate mortgage loans. By way of comparison, during fiscal 2006, we originated $40.8 million of one- to four-family ARM loans, and $59.8 million of one- to four-family fixed-rate mortgage loans.

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

In order to remain competitive in our market areas, we sometimes originate ARM loans at initial rates below the fully indexed rate. ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. We have not experienced difficulty with the payment history for these loans. See “Asset Quality — Non-performing Assets” and “— Classified Assets.” At December 31, 2007, our one- to four-family ARM loan portfolio totaled $176.8 million, or 21.8% of our gross loan portfolio. At that date, the fixed-rate one- to four-family mortgage loan portfolio totaled $254.2 million, or 31.3% of our gross loan portfolio.

Multi-family and Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate loans for acquisition, renovation or construction. These loans are secured by the real estate and improvements financed. The collateral securing these loans ranges from industrial commercial buildings to churches, office buildings and multi-family housing complexes. At December 31, 2007, multi-family and commercial real estate loans totaled $86.0 million, or 10.6% of our gross loan portfolio.

Our loans secured by multi-family and commercial real estate are originated with either a fixed or adjustable interest rate. The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower. Loan-to-value ratios on our multi-family and commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan. These loans typically require monthly payments, may not be fully amortizing and generally have maximum maturities of 25 years.

Loans secured by multi-family and commercial real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We may require personal guarantees of the borrowers in addition to the real estate as collateral for such loans. We also generally require an assignment of rents or leases in order to be assured that the cash flow from the real estate can be used to repay the debt. Appraisals on properties securing multi-family and commercial real estate loans are performed by independent state licensed fee appraisers approved by Mutual Federal’s Board of Directors. See “Loan Originations, Purchases, Sales and Repayments.”

We generally do not maintain a tax or insurance escrow account for loans secured by multi-family and commercial real estate. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is requested or required to provide periodic financial information.

Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Multi-family and commercial real estate loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by multi-family and commercial real estate are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “Asset Quality — Non-performing Assets.”

Construction and Development Lending. We originate construction loans primarily secured by existing residential building lots. We make construction loans to builders and to individuals for the construction of their residences. Substantially all of these loans are secured by properties located within our market area. At December 31, 2007, we had $13.6 million in construction and development loans outstanding, representing 1.7% of our gross loan portfolio.

Construction and development loans are obtained through continued business with builders who have previously borrowed from us, from walk-in customers and through referrals from realtors and architects. The application process includes submission of complete plans, specifications and costs of the project to be constructed. This information and an independent appraisal is used to determine the value of the subject property. Loans are based on the lesser of the current appraised value and/or the cost of construction, including the land and the building. We generally conduct regular inspections of the construction project being financed. Residential construction loans are done with one closing for both the construction period and the long term financing.

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

Consumer and Other Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2007, our consumer loan portfolio totaled $225.5 million, or 27.7% of our gross loan portfolio. We offer a variety of secured consumer loans, including home equity and lines of credit, home improvement, auto, boat and recreational vehicle loans, and loans secured by savings deposits. We also offer a limited amount of unsecured loans. We originate our consumer loans both in our market area and throughout Indiana with some customers residing in contiguous states through our indirect lending program.

At December 31, 2007, our home equity loans, including lines of credit and home improvement loans, totaled $72.4 million, or 8.9% of our gross loan portfolio. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. The term to maturity on our home equity and home improvement loans may be up to 15 years. Home equity lines of credit have a maximum term to maturity of 20 years and require a minimum monthly payment based on the outstanding loan balance per month, which amount may be reborrowed at any time. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

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

We employ the Fair Isaac’s credit scoring models for all consumer loan applications. These models evaluate credit and application attributes. We also originate consumer loans through bank personnel and indirect channels. These loans are underwritten traditionally, with a review of the borrower’s employment and credit history and an assessment of the borrower’s ability to repay the loan.

At December 31, 2007, auto loans totaled $22.9 million, or 2.8% of our gross loan portfolio. Auto loans may be written for up to six years and usually have a fixed rate of interest. Loan-to-value ratios are up to 100% of the MSRP or 120% of invoice for new autos and 110% of value on used cars, based on valuation from official used car guides.

Loans for boats and recreational vehicles totaled $125.6 million at December 31, 2007, or 15.5% of our gross loan portfolio. We will finance up to 100% of the purchase price for a recreational vehicle and 100% for a boat. Values are based on the applicable official used vehicle guides. The term to maturity for these types of loans is up to 15 years for new and used boats and recreational vehicles. These loans are generally written with a fixed rate of interest.

At December 31, 2007, manufactured housing loans totaled $992,000, or 0.1% of our gross loan portfolio. Due to increased competition, we no longer offer manufactured housing loans, and have allowed this portion of the loan portfolio to decline over the past several years.

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

Commercial Business Lending. At December 31, 2007, commercial business loans totaled $56.8 million, or 7.0% of our gross loan portfolio. Most of our commercial business loans have been extended to finance local businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial business loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs and agricultural purposes such as seed, farm equipment and livestock.

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

Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows also is an important aspect of our credit analysis. We may obtain personal guarantees on our commercial business loans. Nonetheless, these loans are believed to carry higher credit risk than traditional single family loans.

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

The following table shows our loan origination, purchase, sale and repayment activities for the years indicated.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Originations by type:
Adjustable rate:
Real estate - one- to four-family	$28,275	$40,838	$37,682
- multi-family	—	96	—
- commercial	11,557	7,398	9,594
- construction or development	4,894	9,396	8,806
Non-real estate - consumer	56	148	34
- commercial business	2,026	4,507	5,213
Total adjustable-rate	46,808	62,383	61,329
Fixed rate:
Real estate - one- to four-family	58,338	59,794	70,135
- commercial	2,171	351	4,207
- construction or development	11,687	9,623	14,148
Non-real estate - consumer	44,423	56,086	58,446
- commercial business	3,153	8,017	8,032
Total fixed-rate	119,772	133,871	154,968
Total loans originated	166,580	196,254	216,297

Purchases:(1)
Real estate - one- to four-family	16,058	5,447	59,269
- commercial	—	—	3,363
- construction or development	—	—	3,628
Non-real estate - consumer	—	1,242	8,371
- commercial business	—	—	7,610
Total loans purchased	16,058	6,689	82,241

Sales and Repayments:
Sales:
Real estate - one- to four-family	24,113	50,853	13,471
Total loans sold	24,113	50,853	13,471
Principal repayments	162,159	174,743	173,920
Total reductions	186,272	225,596	187,391
Increase (decrease) in other items, net	(476)	2,720	(2,430)
Net increase (decreases)	$(4,110)	$(19,933)	$108,717
____________________
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

Delinquent Loans. The following table sets forth, as of December 31, 2007, our loans delinquent for 60 to 89 days by type, number, amount and percentage of type.

	Loans Delinquent For:
	60-89 Days
	Number	Amount	Percent of Loan Category
	(Dollars in thousands)

Real Estate:
One- to four-family	60	$3,730	0.87%
Multi-family	—	—	—
Commercial	2	577	0.70
Construction and development	—	—	—
Consumer	116	1,499	0.66
Commercial business	4	107	0.19

Total	182	$5,913	0.73%

Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated. Generally, loans are placed on non-accrual status when the loan becomes more than 90 days delinquent or when collection of interest becomes doubtful. Foreclosed assets owned include assets acquired in settlement of loans.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accruing loans:
One- to four-family	$2,997	$2,762	$2,967	$1,326	$1,316
Multi-family	—	—	—	—	—
Commercial real estate	2,656	356	569	370	232
Construction and development	—	—	—	—	—
Consumer	1,294	983	628	498	653
Commercial business	2,002	1,468	1,257	1,791	1,039
Total	8,949	5,569	5,421	3,985	3,270

Accruing loans delinquent 90 days or more:
One- to four-family	—	—	67	—	—
Multi-family	—	—	—	—	—
Commercial real estate	1,421	—	1,858	—	—
Construction and development	—	—	—	—	—
Consumer	—	—	35	119	10
Commercial business	—	—	—	—	—
Total	1,421	—	1,960	119	10
Total nonperforming loans	10,370	5,569	7,381	4,104	3,280

Restructured loans	107	111	116	120	—

Foreclosed assets:
One- to four-family	927	947	912	285	557
Multi-family	—	—	—	—	—
Commercial real estate	437	326	595	55	40
Construction and development	—	—	—	—	—
Consumer	1,137	1,322	978	894	824
Commercial business	—	—	—	—	—
Total	2,501	2,595	2,485	1,234	1,421

Total non-performing assets	$12,978	$8,275	$9,982	$5,458	$4,676
Total as a percentage of total assets	1.35%	0.86%	1.03%	0.65%	0.57%

For the year ended December 31, 2007, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $858,000. The amount included in interest income on these loans for the year ended December 31, 2007, was $577,000.

At December 31, 2007, foreclosed commercial real estate consisted of four commercial buildings in Grant County, which are currently being offered for sale. In addition, twenty-eight residential properties with a book value of $927,000 remain as foreclosed assets at December 31, 2007. These properties are being offered for sale. Non-accruing one- to four-family loans increased to $3.0 million at December 31, 2007. Non-accruing commercial real estate loans increased from $356,000 at December 31, 2006, to $2.7 million at December 31, 2007. The increase includes a $1.6 million participation loan. At the same time, non-accrual commercial business loans increased from $1.5 million to $2.0 million. It is management’s opinion that the non-accruing loans are sufficiently reserved as of December 31, 2007 and any additional allowances will be insignificant.

Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 2007, there was an aggregate of $4.8 million in loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the abilities of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management’s determination of the adequacy of our allowance for loan losses.

Included in the $4.8 million above are three commercial business loans totaling $703,000, five commercial real estate loans totaling $999,000 and thirty-five residential mortgage loans totaling $3.0 million. The majority of these loans were current as of December 31, 2007.

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

In connection with the filing of Mutual Federal’s periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review, at December 31, 2007, we had classified $13.6 million of Mutual Federal’s loans as substandard, $27,000 as doubtful and $824,000 as loss. Loans classified as loss are fully reserved but not charged off, because there are certain indications that collection is still possible. The total amount classified represented 16.56% of our stockholders’ equity and 1.50% of our assets at December 31, 2007, compared to 12.48% and 1.13%, respectively, at December 31, 2006.

Provision for Loan Losses. We recorded a provision for loan losses during the year ended December 31, 2007 of $2.2 million, compared to $2.1 million for the year ended December 31, 2006 and $1.8 million for the year ended December 31, 2005. The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “— Allowance for Loan Losses.”

Allowance for Loan Losses. We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, including the general allowance and specific allowances for identified problem loans and portfolio segments. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

The general allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of such loans or pools of loans. Changes in risk evaluations of both performing and nonperforming loans affect the amount of the general allowance. Loss factors are based on our historical loss experience as well as on significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.

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

The allowance for loan losses is based on estimates of losses inherent in the loan portfolio. Actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the general allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. Due to the loss of numerous manufacturing jobs in the communities we serve during recent years, including 2007, and the increase in higher risk loans, like consumer and commercial loans, as a percentage of total loans, management has concluded that our allowance for loan losses should be greater than historical loss experience and specifically identified losses would otherwise indicate.

At December 31, 2007, our allowance for loan losses was $8.4 million, or 1.03% of the total loan portfolio, and approximately 79.7% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that are susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance at beginning of period	$8,156	$8,100	$6,867	$6,779	$6,286

Charge-offs:
One- to four-family	645	526	303	249	210
Multi-family	—	—	—	—	—
Commercial real estate	44	102	6	34	173
Construction and development	—	—	—	—	—
Consumer	1,731	1,288	1,276	1,093	948
Commercial business	303	387	954	616	30
	2,723	2,303	2,539	1,992	1,361

Recoveries:
One- to four-family	121	81	22	21	27
Multi-family	—	—	—	—	—
Commercial real estate	—	—	120	326	108
Construction and development	—	—	—	—	—
Consumer	357	199	194	176	159
Commercial business	201	11	15	—	110
	679	291	351	523	404

Net charge-offs	2,044	2,012	2,188	1,469	957
Amount acquired in branch acquisitions	—	—	1,646	—	—
Provisions charged to operations	2,240	2,068	1,775	1,557	1,450
Balance at end of period	$8,352	$8,156	$8,100	$6,867	$6,779

Ratio of net charge-offs during the period to average loans outstanding during the period	0.25%	0.24%	0.29%	0.21%	0.14%

Allowance as a percentage of non-performing loans	79.72%	143.59%	109.74%	167.32%	208.26%

Allowance as a percentage of total loans (end of period)	1.03%	1.00%	0.98%	0.95%	0.95%

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	December 31,
	2007				2006				2005				2004				2003
	(Dollars in thousands)
	Amount of Loan Loss Allowance	Loan Amounts by Category		Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category		Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category		Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category		Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category		Percent of Loans in Each Category to Total Loans

One- to four-family	$1,200	431,018	(1)	53.02%	$1,219	433,123	(2)	53.01%	$1,267	$451,914	(3)	54.00%	$1,013	385,678	(4)	52.96%	$1,149	$393,450	(5)	54.86%
Multi-family	20	3,929		0.48	61	5,073		0.62	68	5,505.66			62	4,657.64			72	5,353.75
Commercial real estate	2,159	82,116		10.10	2,000	73,912		9.05	2,039	77,270		9.23	1,479	68,067		9.35	990	65,430		9.12
Construction or development	14	13,560		1.67	72	14,451		1.77	115	22,938		2.74	104	20,745		2.85	89	17,860		2.49
Consumer	3,885	225,511		27.74	3,801	222,973		27.29	3,605	214,961		25.68	3,155	195,457		26.84	3,585	190,691		26.59
Commercial business	1,075	56,764		6.99	1,003	67,476		8.26	1,006	64,353		7.69	1,054	53,620		7.36	894	44,362		6.19
Unallocated	—	—		—	—	—		—	—	—		—	—	—		—	—	—		—
Total	$8,352	$812,898		100.00%	$8,156	$817,008		100.00%	$8,100	$836,941		100.00%	$6,867	$728,224		100.00%	$6,779	$717,146		100.00%
____________________
(1) Includes loans held for sale of $1.6 million.
(2) Includes loans held for sale of $1.3 million.
(3) Includes loans held for sale of $2.0 million.
(4) Includes loans held for sale of $2.9 million.
(5) Includes loans held for sale of $2.0 million.

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

Our investment securities currently consist of U.S. Agency securities, mortgage-backed securities, collateralized mortgage obligations, marketable equity securities (which consist of shares in mutual funds that invest in government obligations, corporate obligations, mortgage-backed securities and asset-backed securities) and corporate obligations. See Note 6 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. At December 31, 2007, our investment securities portfolio did not contain any tax-exempt securities. Our mortgage-backed securities portfolio currently consists of securities issued under government-sponsored agency programs.

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, these securities remain subject to the risk that a fluctuating interest rate environment, along with other factors like the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the mortgage loans and affect both the prepayment speed and value of the securities.

In the past, we also have maintained a trading portfolio of U.S. Government securities. We are permitted by the board of directors to have a portfolio of up to $5.0 million, and to trade up to $2.0 million in these securities at any one time. At December 31, 2007, however, we did not have a trading portfolio. See Note 6 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Effective June 30, 2007, Mutual Federal Savings Bank transferred the management of approximately $24 million in securities to its wholly owned subsidiary, Mutual Federal Investment Company. Mutual Federal Investment Company, a Nevada corporation, holds, services, manages and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to Mutual Federal Investment Company. Mutual Federal Investment Company’s investment policy, for the most part, mirrors that of the Bank. At December 31, 2007, of the $43.6 million in consolidated investments held for sale owned by Mutual Federal Savings Bank, $27.7 million was held by Mutual Federal Investment Company.

Mutual Federal has investments in five separate Indiana limited partnerships that were organized to construct, own and operate two multi-unit apartment complexes in the Indianapolis area, one in Findley, Ohio, one in Goshen, Indiana, and one in Niles, Michigan (the Pedcor Projects). The general partner in each of these Pedcor Projects is Pedcor Investments. All of the Pedcor Projects are operated as multi-family, low and moderate-income housing projects, and have been performing as planned for several years. At the inception of the Findley, Ohio Pedcor Project in February 1998, we invested $2.1 million and committed to invest an additional $1.9 million. As of December 31, 2007, $1.1 million of this commitment remained payable over the next three years. At the inception of the Niles, Michigan Project in August 1997, we committed to invest $3.6 million over ten years. As of December 31, 2007, $50,000 remained payable over the next year. At the inception of the Goshen, Indiana Pedcor Project, in March 2004, we made the only required investment of $500,000.

A low and moderate-income housing project qualifies for certain federal income tax credits if (1) it is a residential rental property, (2) the units are used on a non-transient basis, and (3) at least 20% of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% or less of the area median gross income. Qualified low-income housing projects generally must comply with these and other rules for 15 years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitation as the use of general business credit, but no basis reduction is required for any portion of the tax credit claimed. As of December 31, 2007, at least 89% of the units in the Pedcor Projects were occupied, and all of the tenants met the income test required for the tax credits.

We received tax credits totaling $811,000 for the year ended December 31, 2007, $801,000 for the year ended December 31, 2006, and $811,000 for the year ended December 31, 2005 from the Pedcor Projects. The Pedcor Projects have incurred operating losses in the early years of their operations primarily due to accelerated depreciation of assets. We have accounted for our investment in the Pedcor Projects on the equity method. Accordingly, we have recorded our share of these losses as reductions to Mutual Federal’s investment in the Pedcor Projects.

The following summarizes Mutual Federal’s equity in the Pedcor Projects’ losses and tax credits recognized in our consolidated financial statements.

	For the Year Ended December 31,
	2007	2006	2005
		(In thousands)

Investments in Pedcor low income housing projects	$3,246	$3,461	$4,606

Equity in losses, net of income tax effect	$(66)	$(109)	$(104)
Tax credit	811	801	811
Increase in after-tax income from Pedcor Investments	$745	$692	$707

See Note 9 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information regarding our limited partnership investments.

The following table sets forth the composition of our investment and mortgage-related securities portfolio and other investments at the dates indicated. As of December 31, 2007, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Investment securities available-for-sale:
Mutual funds	$16,382	$15,914	$16,206	$15,817	$15,218	$14,847
Government sponsored entities	608	605	1,117	1,099	2,137	2,106
Mortgage-backed securities	2,310	2,352	3,146	3,156	1,802	1,830
Collateralized mortgage obligations	8,327	8,322	6,860	6,762	8,195	8,051
Corporate obligations	16,655	16,399	14,332	14,236	13,059	12,954
Municipal obligations	—	—	—	—	—	—
Total investment securities held for sale	44,282	43,592	41,661	41,070	40,411	39,788
Investment in limited partnerships	3,246	N/A	3,461	N/A	4,606	N/A
Investment in insurance company	590	N/A	590	N/A	590	N/A
Federal Home Loan Bank stock	10,037	N/A	9,938	N/A	10,125	N/A
Total investments	$58,155	$43,592	$55,650	$41,070	$55,732	$39,788

The following table indicates, as of December 31, 2007, the composition and maturities of our investment securities, excluding Federal Home Loan Bank stock.

	Due in
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in thousands)

Corporate obligations	$4,006	$2,495	$—	$10,154	$16,655	$16,399
Government sponsored entities	501	—	68	39	608	605
Mutual funds	16,382	—	—	—	16,382	15,914
Mortgage-backed securities:
Freddie Mac	—	—	70	1,345	1,415	1,428
Fannie Mae	—	87	573	2,931	3,591	3,635
Ginnie Mae	—	—	—	243	243	243
Other	—	300	—	5,088	5,388	5,368
	$20,889	$2,882	$711	$19,800	$44,282	$43,592

Weighted average yield	4.37%	4.32%	5.08%	6.02%	5.56%

Sources of Funds

General. Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits. We offer deposit accounts to consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market areas. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. Beginning in 2005, we began accepting brokered deposits. We receive these deposits from one broker without paying a fee to that broker. At December 31, 2007, our brokered deposits totaled $5.3 million with an average interest rate of 5.42% and a seven-month weighted average maturity.

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

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2007, we were in compliance with these reserve requirements.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	December 31,
	2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Transactions and Savings Deposits:

Noninterest bearing accounts	$47,172	7.08%	$47,142	6.70%	$43,466	6.35%
Passbook accounts	50,388	7.56	55,750	7.93	60,867	8.89
Interest-bearing NOW and
demand accounts	117,863	17.69	107,963	15.35	68,710	10.04
Money market accounts	22,664	3.40	27,788	3.95	43,762	6.39
Total non-certificates	238,087	35.73	238,643	33.93	216,805	31.67

Certificates:

0.00 - 1.99%	$8,627	1.29%	$15,772	2.24%	41,718	6.09%
2.00 - 3.99%	47,500	7.13	82,621	11.75	224,985	32.87
4.00 - 5.99%	372,145	55.84	366,284	52.07	199,625	29.16
6.00 - 7.99%	48	0.01	39	0.01	1,421	0.21
8.00 - 9.99%	—	—	—	—	—	—
10.00% and over	—	—	—	—	—	—

Total certificates	428,320	64.27	464,716	66.07	467,749	68.33
Total deposits	$666,407	100.00%	$703,359	100.00%	$684,554	100.00%

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2007.

	1.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2008	5,324	8,585	140,406	—	154,315	36.01%
June 30, 2008	3,301	7,257	56,840	—	67,398	15.74%
September 30, 2008	2	11,196	47,316	40	58,554	13.67%
December 31, 2008	—	7,123	75,134	—	82,257	19.20%
March 31, 2009	—	4,006	12,173	—	16,179	3.78%
June 30, 2009	—	2,661	5,259	—	7,920	1.85%
September 30, 2009	—	2,065	2,801	—	4,866	1.14%
December 31, 2009	—	2,198	1,121	8	3,327	0.78%
March 31, 2010	—	161	8,798	—	8,959	2.09%
June 30, 2010	—	69	7,108	—	7,177	1.68%
September 30, 2010	—	439	2,800	—	3,239	0.76%
December 31, 2010	—	745	450	—	1,195	0.28%
Thereafter	—	995	11,939	—	12,934	3.02%

Total	$8,627	$47,500	$372,145	$48	$428,320	100.00%

Percent of total	2.02%	11.09%	86.88%	0.01%	100.00%

The following table indicates, as of December 31, 2007, the amount of our certificates of deposit and other deposits by time remaining until maturity.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(In thousands)

Certificates of deposit less than $100,000	$113,439	$50,108	$95,628	$41,868	$301,043

Certificates of deposit of $100,000 or more	37,752	16,971	44,869	21,407	120,999

Public funds(1)	3,124	319	315	2,520	6,278

Total certificates of deposit	$154,315	$67,398	$140,812	$65,795	$428,320
_______________
(1) Deposits from governmental and other public entities.

Borrowings. Although deposits are our primary source of funds, we utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of Indianapolis. See Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2007, we had $191.7 million in Federal Home Loan Bank advances outstanding. Based on current collateral levels we could borrow an additional $104.3 million from the Federal Home Loan Bank at prevailing interest rates. We believe that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Commitments” contained in Item 7 of this Form 10-K.

We also have a revolving line of credit available from LaSalle Bank with a balance of $497,000 as of December 31, 2007. On December 31, 2007, we had an inadvertent $3.4 million overdraft at the FHLB of Indianapolis that was reclassified as other borrowings. See Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Maximum Balance:
Federal Home Loan Bank advances	$191,675	$193,345	$186,008
Notes payable	1,427	1,784	2,146
Other borrowings	4,311	—	—

Average Balance:
Federal Home Loan Bank advances	$157,309	$168,001	$151,184
Notes payable	1,160	1,635	1,995
Other borrowings	155	—	—

The following table sets forth certain information as to our borrowings at the dates indicated.

	December 31,
	2007	2006	2005
	(Dollars in thousands)

Federal Home Loan Bank advances	$191,675	$157,425	$186,008
Notes payable	1,055	1,427	1,784
Other borrowings	3,908	—	—

Total borrowings	$196,638	$158,852	$187,792

Weighted average interest rate of FHLB advances	4.88%	4.67%	3.86%

Weighted average interest rate of notes payable(1)	—	—	—

Weighted average interest rate of other borrowings(2)	6.48%	—	—
_______________________
(1) Our notes payable are capitalized loans with no current interest expense as of 12/31/07.
(2) Our other borrowings are a line of credit and a reclassified overdraft as of 12/31/07.

Subsidiary and Other Activities

As a federally chartered savings bank, Mutual Federal is permitted by OTS regulations to invest up to 2% of its assets, or $19.2 million at December 31, 2007, in the stock of, or unsecured loans to, service corporation subsidiaries. Mutual Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. Service corporations may engage in activities not permitted for Mutual Federal and are not required to be controlled by Mutual Federal. Mutual Federal also is authorized to invest an unlimited amount in operating subsidiaries that only may engage in activities authorized for Mutual Federal and must be controlled by Mutual Federal.

At December 31, 2007, Mutual Federal had two active subsidiaries, First M.F.S.B. Corporation, which is a service corporation and Mutual Federal Investment Company, which is an operating subsidiary. The assets of First M.F.S.B. consists of an investment in Family Financial Holdings, Inc., which is an Indiana Corporation that provides debt cancellation products to financial institutions. As of December 31, 2007, Mutual Federal’s total investment in this subsidiary was $590,000. For the year ended December 31, 2007, First M.F.S.B. reported income of $36,000. Mutual Federal Investment Company is a Nevada corporation that holds and manages a portion of Mutual Federal’s investment portfolio. As of December 31, 2007, the market value of securities managed is $27.7 million. Mutual Federal Investment Company has one active subsidiary, Mutual Federal REIT, Inc. Mutual Federal REIT, Inc. is a Maryland corporation holding approximately $138.7 million in one-to four-family mortgage loans.

On January 25, 2003, MutualFirst purchased 26.9% of Indiana Title Insurance Co., LLC (“ITIC”), a full service title insurance company. As of December 31, 2007, MutualFirst’s investment in ITIC was $800,000. For the year ended December 31, 2007, MutualFirst recorded net income of $54,000 from ITIC, which consisted of title insurance commissions and other fees less expenses. The investment in ITIC is being accounted for on the equity method.

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

Employees

At December 31, 2007, we had a total of 255 full-time and 51 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

The investment and lending authority of federal savings institutions are prescribed by federal laws and regulations, and federal savings institutions are prohibited from engaging in any activities not permitted by such laws and regulations. In addition, all savings institutions, including Mutual Federal, are required to maintain qualified thrift lender status to avoid certain restrictions on their operations. This status is maintained by meeting the OTS qualified thrift lender test, which requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in the assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2007, Mutual Federal met the test and has met the test since its effectiveness. If Mutual Federal loses qualified thrift status, it becomes subject to national bank investment and activity limits.

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

Mutual Federal’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2007 Mutual Federal’s lending limit under this restriction was $11.7 million. Mutual Federal is in compliance with the loans-to-one-borrower limitation.

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

The capital standards generally require core capital equal to at least 4.0% of adjusted total assets. Core capital consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2007, Mutual Federal had core capital equal to $70.4 million, or 7.5% of adjusted total assets, which is $32.7 million above the minimum requirement of 4.0% in effect on that date.

The OTS also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. As of December 31, 2007, Mutual Federal had total risk-based capital of $78.0 million and risk-weighted assets of $715.5 million; or total capital of 10.90% of risk-weighted assets. This amount was $20.7 million above the 8.0% requirement in effect on that date.

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

Generally, for savings institutions, such as Mutual Federal, it is required that before and after the proposed distribution the institution remain well-capitalized. Savings institutions may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Mutual Federal may pay dividends in accordance with this general authority.

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

Federal Taxation

General. We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to us. Mutual Federal’s federal income tax returns have been closed without audit by the IRS through its year ended December 31, 2003. MutualFirst and Mutual Federal will file a consolidated federal income tax return for fiscal year 2007.

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

State Taxation

Mutual Federal is subject to Indiana’s financial institutions tax, which is imposed at a flat rate of 8.5% on “adjusted gross income” apportioned to Indiana. “Adjusted gross income,” for purposes of the financial institutions tax, begins with taxable income as defined by Section 63 of the Internal Revenue Code and incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications including only considering members of the combined group which have Indiana nexus.

Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

Internet Website

We maintain a website with the address of www.mfsbank.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. This Annual Report on Form 10-K and our other reports, proxy statements and other information, including earnings press releases, filed with the SEC are available on that website through a link to the SEC’s website at “Resource Center – Investor Relations - SEC Filings.” For more information regarding access to these filings on our website, please contact our Corporate Secretary, MutualFirst Financial, Inc., 110 E. Charles Street, Muncie, Indiana, 47305-2419; telephone number (765) 747-2800.

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

Approximately 45.3% of our loan portfolio as of December 31, 2007, consists of multi-family, commercial real estate, consumer and commercial business loans. Multi-family and commercial real estate loans accounted for approximately 10.6% of our total loan portfolio as of December 31, 2007. Our commercial business and consumer loans accounted, respectively, for approximately 7.0% and 27.7% of our total loan portfolio as of December 31, 2007. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. In addition, we plan to increase our emphasis on consumer, commercial real estate and commercial business lending. Because of our planned increased emphasis on and increased investment in consumer, commercial real estate and commercial business lending, it may become necessary to increase the level of our provision for loan losses, which could decrease our net profits. For further information concerning the risks associated with multi-family, commercial real estate, consumer loans and commercial business loans, see “Lending Activities” and “Asset Quality” in Item 1.

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

Our board of directors and executive officers beneficially own 11.8% of our common stock, and have additional stock options for 310,690 shares, which are exercisable within 60 days of March 1, 2008. In addition, our employee stock ownership plan and charitable foundation controlled, respectively, 10.2% and 5.3% of our common stock at that date. This inside ownership together with provisions in our articles of incorporation and bylaws may have the effect of discouraging attempts to acquire MutualFirst, pursue a proxy contest for control of MutualFirst, assume control of MutualFirst by a holder of a large block of common stock and remove Mutual First’s management, all of which certain stockholders might think are in their best interests. These provisions include, among other things: (a) staggered terms of the members of the board of directors; (b) an 80% shareholder vote requirement for approval of any merger or consolidation of MutualFirst into any entity that directly or indirectly owns 5% or more of MutualFirst voting stock if the transaction is not approved in advance by at least a majority of the disinterested members of MutualFirst’s board of directors; (c) supermajority shareholder vote requirements for the approval of certain amendments to MutualFirst’s articles of incorporation and bylaws; (d) a prohibition on any holder of common stock voting more than 10% of the outstanding common stock; (e) elimination of cumulative voting by stockholders in the election of directors; (f) restrictions on the acquisition of our equity securities; and (g) the authorization of 5 million shares of preferred stock that may be issued with stockholder approval on terms or in circumstances that could deter a future takeover attempt. As a Maryland corporation, we are subject to the Maryland business corporation law, which contains certain restrictions on an acquisition of control of MutualFirst. Furthermore, federal law requires regulatory approval of any acquisition of control of MutualFirst and imposes limits on the types of companies that can control us.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

At December 31, 2007 we had 21 full service offices. We own the office building in which our home office and executive offices are located. At December 31, 2007 we owned all but one of our other branch offices. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $14.6 million at December 31, 2007. We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.

We utilize a third party service provider to maintain our database of depositor and borrower customer information. At December 31, 2007 the net book value of the data processing and computer equipment utilized by us was $1.6 million.

Item 3. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock for MutualFirst Financial, Inc. is traded under the symbol “MFSF” on the Nasdaq Global Market. The table below shows the high and low closing prices for our common stock for the periods indicated. This information was provided by the Nasdaq. At December 31, 2007 there were 4,226,638 shares of common stock issued and outstanding and approximately 1,200 shareholders of record.

	Stock Price		Dividends per Share
2007 Quarters:	High	Low
First Quarter (ended 03/31/07)	$21.20	$19.42	$.15
Second Quarter (ended 06/30/07)	$20.00	$18.30	$.15
Third Quarter (ended 09/30/07)	$19.00	$16.52	$.15
Fourth Quarter (ended 12/31/07)	$18.58	$13.89	$.15

	Stock Price		Dividends per Share
2006 Quarters:	High	Low
First Quarter (ended 03/31/06)	$22.14	$19.91	$.14
Second Quarter (ended 06/30/06)	$21.03	$19.05	$.14
Third Quarter (ended 09/30/06)	$21.63	$19.75	$.15
Fourth Quarter (ended 12/31/06)	$22.85	$20.33	$.15

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

Information regarding our equity compensation plans is included in Item 12 of this Form 10-K.

On December 22, 2004, the Company’s Board of Directors authorized management to repurchase up to 10% of the Company’s outstanding stock, or approximately 465,000 shares. That repurchase plan was completed during the fourth quarter of 2007. On September 12, 2007, the Company’s Board of Directors authorized management to repurchase an additional 5% of the Company’s outstanding stock, or approximately 215,000 shares. Information on the shares repurchased under both plans during the fourth quarter of 2007 is as follows:

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
				216,098	(1)
October 1, 2007 - October 31, 2007	—	—	—	216,098
November 1, 2007 - November 30, 2007	47,500	$17.23	47,500	168,598
December 1, 2007 - December 31, 2007	25,000	$16.29	25,000	143,598

	72,500	$16.91	72,500

(1) Amount represents the number of shares available to be repurchased under the two repurchase plans as of September 30, 2007.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following information is only a summary and you should read it in conjunction with our consolidated financial statements and accompanying notes contained in Item 8 of this Form 10-K.

	At or For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Selected Financial Condition Data

Total assets	$962,517	$960,842	$971,829	$839,387	$823,791
Cash and cash equivalents	23,648	24,915	22,365	19,743	23,068
Loans, net	802,436	805,625	822,547	713,022	703,981
Investment securities:
Available-for -sale, at fair value	43,592	41,070	39,788	39,409	33,472
Total deposits	666,407	703,359	684,554	600,407	579,362
Total borrowings	196,638	158,852	187,791	141,572	137,103
Total stockholders’ equity	87,014	87,264	88,794	87,860	97,520

Selected Operations Data
Total interest income	$56,374	$56,119	$48,478	$44,400	$46,442
Total interest expense	32,227	29,890	21,170	17,476	19,099
Net interest income	24,147	26,229	27,308	26,924	27,343
Provision for loan losses	2,240	2,068	1,775	1,557	1,450
Net interest income after provision for loan losses	21,907	24,161	25,533	25,367	25,893
Service fee income	4,831	4,370	4,026	3,193	2,927
Gain(loss) on sale of loans and investment securities	391	(669)	228	727	1,364
Other non-interest income	2,549	2,941	2,478	2,304	1,684
Total non-interest income	7,771	6,642	6,732	6,224	5,975
Salaries and employee benefits	14,759	14,617	13,792	16,167	13,097
Other expenses	10,397	10,402	9,620	8,149	7,369
Total non-interest expense	25,156	25,019	23,412	24,316	20,466
Income before taxes	4,522	5,784	8,853	7,275	11,402
Income tax expense	296	1,028	2,401	1,753	3,340
Net income	$4,226	$4,756	$6,452	$5,522	$8,062

	At or For the Year Ended December 31,
	2007	2006	2005	2004	2003
Selected Financial Ratios and Other Financial Data:

Performance Ratios:

Return on average assets (ratio of net income to average total assets)	0.44%	0.49%	0.73%	0.67%	1.01%
Return on average tangible equity (ratio of net income to average tangible equity)	5.86	6.43	7.79	5.90	8.43
Interest rate spread information:
Average during the period	2.50	2.70	3.13	3.46	3.56
Net interest margin(1)	2.79	2.96	3.37	3.57	3.73
Ratio of operating expense to average total assets	2.64	2.57	2.89	2.94	2.56
Ratio of average interest-earning assets to average interest-bearing liabilities	107.92	107.65	109.30	106.06	106.53
Efficiency ratio(2)	78.81	76.11	68.78	73.26	61.43

Asset Quality Ratios:(3)
Non-performing assets to total assets	1.35	0.86	1.03	0.65	0.57
Non-performing loans to total loans	1.29	0.70	0.90	0.57	0.46
Allowance for loan losses to non-performing loans	79.72	143.59	108.04	167.32	208.26

Allowance for loan losses to loans receivable, net	1.03	1.00	0.98	0.95	0.95

Capital Ratios:
Equity to total assets(3)	9.04	9.08	9.14	10.47	11.87
Average equity to average assets	9.16	9.08	9.90	11.50	11.97

Share and Per Share Data:
Average common shares outstanding:
Basic	4,103,940	4,196,059	4,328,965	4,625,437	4,904,007
Diluted	4,151,173	4,274,039	4,439,686	4,772,036	5,084,514
Per share:
Basic earnings	$1.03	$1.13	$1.49	$1.19	$1.64
Diluted earnings	$1.02	$1.11	$1.45	$1.16	$1.59
Dividends	$0.60	$0.58	$0.49	$0.47	$0.42

Dividend payout ratio(4)	58.25%	52.25%	36.55%	40.52%	26.42%

Other Data:
Number of full-service offices	21	21	20	18	17
____________________
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

Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one-to-four-family residences, a variety of consumer loans, loans secured by commercial and multi-family real estate and commercial business loans. We are headquartered in Muncie, Indiana with 21 retail offices primarily serving Delaware, Randolph, Kosciusko, Grant and Wabash counties in Indiana. In February 2008, we opened our 22 branch in Elkhart County in Indiana. We also originate mortgage loans in counties contiguous to these counties, and we originate indirect consumer loans throughout Indiana.

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

The Federal Funds rate set by the Board of Governors of the Federal Reserve System has decreased 100 basis points from September 2007 to December 31, 2007. In January 2008, the Federal Funds rate decreased an additional 125 basis point, and along with any future decreases, should allow for deposits and borrowings to reprice lower in future months, reducing pressure on net interest income. Deposits and borrowings have been repricing upwards, increasing interest expense and decreasing net interest income. Any increase in the Federal Funds rate will increase interest expense and reduce net interest income if there is not a corresponding increase in long term rates. As we continue to increase our investment in business-related loans, which are considered to entail greater risks than one-to four- family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses may increase to reflect this increased risk. Our results of operations also are affected by the level of our non-interest income and expenses and income tax expense.

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

Results of operations also depend upon the level of the Company’s non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses. In addition to the Wagley Investment Advisors acquisitions, the Company anticipates that a new branch in Elkhart County will open in the first quarter 2008. The Wagley Investment Advisors acquisition assists the Company in continuing to work toward the development of an Investment Management and Private Banking Division in order to better service clients with more specialized financial needs. The intent of all these initiatives is to increase income over the long term. However, on a short term basis, expenses relating to the new branches and a new division will have the affect of increasing non-interest expense with limited immediate offsetting income.

On January 7, 2008, MutualFirst and its wholly owned subsidiary, MutualFirst Acquisition Corp. (“Acquisition Corp”), entered into a definitive agreement (the “Agreement”) with MFB Corp. (“MFB”), pursuant to which MFB will be merged with and into Acquisition Corp. (the “Merger”), and MFB’s savings bank subsidiary, MFB Financial, will be merged with and into the Registrant’s savings bank subsidiary, Mutual Federal. MFB shareholders will be entitled to elect to receive, for each share of MFB common stock they hold, $41.00 in cash (the “Cash Consideration”), 2.59 shares of the Registrant’s common stock (the “Stock Consideration”) or a combination of both, subject to reallocation and proration procedures to ensure that 80% of all of the shares of MFB common stock outstanding immediately before the effective time of the Merger are exchanged for the Stock Consideration and that the remaining 20% of the outstanding MFB shares are exchanged for the Cash Consideration.

MFB will have the right to terminate the Agreement if the average closing price of the Registrant’s common stock during the ten consecutive trading days immediately preceding the date on which MFB receives written notice that all required regulatory and shareholder approvals have been received is less than $12.664 and the Registrant’s common stock has underperformed an index of financial institutions by more than fifteen percent, unless the Registrant elects to increase the amount of the consideration payable to MFB’s shareholders pursuant to a formula specified in the Agreement. In the event the Agreement is terminated under certain other specified circumstances, MFB will be required to pay the Registrant a termination fee of $1.7 million in cash.

At the effective time of the Merger, each outstanding option to purchase MFB common stock will be converted into an option to purchase the Registrant’s common stock, with adjustments to the number of underlying shares and exercise price based on the 2.59:1 exchange ratio for the Stock Consideration.

At December 31, 2007, MFB had total assets of $513.8 million, including $404.9 in loans, and deposits of $336.1 million. MFB’s banking subsidiary conducts a trust business, which we will acquire if the acquisition is completed. The acquisition is expected to occur at the beginning of the third quarter of 2008.

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals, approval by the shareholders of the Registrant of the issuance of the Registrant’s common stock in the Merger and approval by the shareholders of MFB of the Merger Agreement. All of the directors of the Registrant have agreed to vote their shares of Registrant common stock in favor of approval of the issuance the Registrant’s common stock in the Merger. All of the directors of MFB have agreed to vote their shares of MFB common stock in favor of approval of the Agreement.

The foregoing summary of the Merger is not complete and is qualified in its entirety by reference to the full text of the Agreement, which is incorporated by reference to this report as Exhibit 2.1 from our Form 8-K dated January 8, 2008 and to the full text of our Rule 425 filing for January 8 and 10, 2008.

Management Strategy

Our strategy is to operate as an independent, retail-oriented financial institution dedicated to serving customers in our market areas. Our commitment is to provide a broad range of products and services to meet the needs of our customers. As part of this commitment, we are looking to increase our emphasis on commercial business products and services. We also operate a fully interactive transactional website. In addition, we are continually looking at cost-effective ways to expand our market area.

Financial highlights of our strategy have included:

•
Continuing as a Diversified Lender. We have been successful in diversifying our loan portfolio to reduce our reliance on any one type of loan. From 1995 through 2000, approximately 36% of our loan portfolio consisted of loans other than one-to four- family real estate loans. Since that time to the end of 2007, that percentage has increased to 47%.

•
Continuing as a Leading One- to Four-Family Lender. We are one of the largest originators of one- to four-family residential loans in our five-county market area. During 2007, we originated $86.6 million of one- to four-family residential loans.

•
Continuing To Focus On Asset Quality. Non-performing assets to total assets was 1.35% at December 31, 2007, up from 0.86% at December 31, 2006. We are confident that our underwriting standards will provide for a quality loan portfolio.

•
Continuing Our Strong Capital Position. As a result of our consistent profitability, we have historically maintained a strong capital position. At December 31, 2007, our ratio of stockholders’ equity to total assets was 9.1%.

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

During 2007, in keeping with its strategic objective to reduce interest rate risk exposure, MutualFirst also sold $24.1 million of long term fixed-rate loans that had been held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $391,000 during the year.

Financial Condition at December 31, 2007 Compared to December 31, 2006

General. Our assets increased $1.7 million during 2007, ending the year at $962.5 million compared to $960.8 million at December 31, 2006. Liabilities increased $1.9 million or 0.22% during 2007 to $875.5 million at December 31, 2007. Stockholders’ equity decreased $250,000 to $87.0 million at December 31, 2007 as a result of stock repurchases and cash dividends of $5.2 million which were partially offset by net income, employee benefits earned and stock options exercised of $5.0 million.

Loans. Our net loan portfolio decreased $3.2 million from $805.6 million at December 31, 2006, to $802.4 million at December 31, 2007, primarily due to slower loan production in 2007. Consumer loans increased $2.5 million or 1.1% from $223.0 million at December 31, 2006 to $225.5 million at December 31, 2007. Most of the consumer loan growth came from recreational vehicle and boat loans, which increased $8.0 million or 6.8% from $117.6 million to $125.6 million and home equity and home improvements loans, which increased $3.8 million or 5.5% from $68.6 million to $72.4 million. These increases were partially offset by a decrease of $8.4 million or 26.9% in automobile loans. Commercial business loans decreased $10.7 million or 15.9% from $67.5 million to $56.8 million at December 31, 2007. It has been our strategy to increase non-real estate mortgage loans as a percentage of our loan portfolio in order to mitigate interest rate risk and enhance the portfolio yield. Accordingly, we sold $24.1 million of our fixed rate one- to four-family mortgage loans in 2007. Real estate mortgage loans increased $3.7 million or 0.7% from $525.2 million to $529.0 million at December 31, 2007 primarily due to increases in commercial real estate loans of $8.2 million or 11.1%. Mortgage loans held for sale increased $315,000 to $1.6 million at December 31, 2007.

Allowance For Loan Loss. The allowance for loan losses increased $197,000 to $8.4 million at December 31, 2007. This increase included additional reserves of $2.2 million for 2007. Net charge-offs for the year were $2.0 million or 0.25% of average loans compared to $2.0 million or 0.24% of average loans in 2006. The increase in the allowance for loan losses was due to continued poor economic conditions in some of our markets and changes in the mix of loans in the portfolio. As of December 31, 2007, our allowance for loan losses as a percentage of loans receivable and non-performing loans was 1.03% and 79.72%, respectively.

Securities. Investment securities totaled $43.6 million at December 31, 2007 compared to $41.1 million at December 31, 2006, a 6.1% increase.

Liabilities. Our total liabilities increased $1.9 million or 0.22% to $875.5 million at December 31, 2007 from $873.6 million at December 31, 2006. Deposits decreased $37.0 million, and borrowed funds increased $37.8 million as a result of better market prices on borrowings when compared to certificate of deposits toward the end of 2007.

Stockholders’ Equity. Stockholders’ equity decreased $254,000 from $87.3 million at December 31, 2006 to $87.0 million at December 31, 2007. This decrease in stockholders’ equity was the result of the repurchase of 155,400 shares of our common stock for $2.8 million and cash dividend payments of $2.4 million, which were partially offset by $4.2 million in net income, earned Employee Stock Ownership Plan shares of $583,000, earned tax-affected restricted stock shares of $3,000 and exercised stock options of $209,000. Also, the market value of securities available for sale compared to their book value decreased $60,000 from a loss of $355,000 at December 31, 2006 to a loss of $414,000 at December 31, 2007.

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

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	Year ended December 31,
	2007			2006			2005
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)

Interest-Earning Assets:
Interest -bearing deposits	$2,982	$115	3.86%	$1,918	$67	3.49%	$1,774	$34	1.92%
Mortgage-backed securities available-for-sale(1)	8,875	467	5.26%	10,532	481	4.57%	10,890	48,121	4.70
Investment securities available-for-sale(1)	31,234	1,644	5.26%	30,055	1,440	4.79%	29,591	1,113	3.76
Loans(2)	811,991	53,686	6.61%	834,321	56,673	6.43%	759,307	42,425	6.11
Stock in FHLB of Indianapolis	9,939	462	4.65%	10,128	459	4.53%	8,749	394	4.50
Total interest-earning assets	865,021	56,374	6.52%	886,954	56,120	6.33%	810,311	48,478	5.98
Non-Interest Earning Assets (net of allowance for loan losses and unrealized gain/loss)	87,879			85,641			74,577
Total assets	$952,900			$972,595			$884,888

Interest-Bearing Liabilities:
Demand and NOW accounts	$126,034	2,841	2.25%	$101,627	1,662	1.64%	$62,545	150	0.24
Savings deposits	54,975	281	0.51%	60,253	301	0.50%	61,301	260	0.42
Money market accounts	24,588	621	2.53%	34,920	690	1.98%	49,439	809	1.64
Certificate accounts	444,271	20,755	4.67%	461,678	19,372	4.20%	422,107	14,066	3.33
Total deposits	649,868	24,498	3.77%	658,478	22,025	3.34%	595,392	15,285	2.57
Borrowings	151,636	7,729	5.10%	165,465	7,866	4.75%	145,979	5,885	4.03
Total interest-bearing accounts	801,504	32,227	4.02%	823,943	29,891	3.63%	741,371	21,170	2.85
Non-Interest Bearing Accounts	48,589			45,597			41,744
Other Liabilities	15,478			14,759			14,206
Total Liabilities	865,571			884,299			797,321
Stockholders’ Equity	87,329			88,296			87,567
Total liabilities and stockholders’ equity	$952,900			$972,595			$884,888

Net Earning Assets	$63,517			$63,011			$68,940

Net Interest Income		$24,147			$26,229			$27,308

Net Interest Rate Spread(3)			2.50%			2.70%			3.13%

Net Yield on Average Interest-Earning Assets(4)			2.79%			2.96%			3.37%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities	107.92%			107.65%			109.30%
____________________
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

	Year Ended December 31,
	2007 vs. 2006			2006 vs. 2005
	Increase (decrease) Due to		Total Increase	Increase (decrease) Due to		Total Increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)
	(Dollars in thousands)

Interest-earning assets:
Interest-bearing deposits	$40	$8	$48	$3	$30	$33
Investment securities available-for-sale	(24)	214	190	1	295	296
Loans receivable	(1,456)	1,469	13	4,743	2,505	7,248
Stock in FHLB of Indianapolis	(9)	12	3	62	3	65

Total interest-earning assets	$(1,449)	$1,703	$254	$4,809	$2,833	$7,642

Interest-bearing liabilities:
Savings deposits	$(27)	$7	$(20)	$(5)	$46	$41
Money market accounts	(233)	164	(69)	(254)	190	(64)
Demand and NOW accounts	458	721	1,179	197	1,260	1,457
Certificate accounts	(751)	2,134	1,383	1,409	3,897	5,306
Borrowings	(683)	546	(137)	846	1,135	1,981

Total interest-bearing liabilities	$(1,236)	$3,572	$2,336	$2,193	$6,528	$8,721

Change in net interest income			$(2,082)			$(1,079)

Comparison of Results of Operations for Years Ended December 31, 2007 and 2006.

General. Net income for the year ended December 31, 2007 decreased $530,000 or 11.2% to $4.2 million compared to $4.8 million for the year ended December 31, 2006. Diluted earnings per share decreased 8.1% from $1.11 in 2006 to $1.02 in 2007. These decreases were primarily due to a lower net interest margin.

Net Interest Income. Net interest income before the provision for loan losses decreased $2.1 million to $24.1 million for the year ended December 31, 2007 compared to $26.2 million for the year ended December 31, 2006. The reasons for the decrease were a decrease in average interest earning assets of $21.9 million, or 2.5% and a decrease in the net interest margin of 17 basis points from 2.96% for the year ended December 31, 2006 to 2.79% for the year ended December 31, 2007.

Interest Income. Interest income increased $254,000 to $56.4 million at December 31, 2007, compared to $56.1 million at December 31, 2006. The increase in interest income during the year ended December 31, 2007 was due to an increase in the average yield on our earning assets from 6.33% in 2006 to 6.52% in 2007 as a result of increasing market interest rates. This increase was partially offset by a $21.9 million decrease in average earning assets from $887.0 million during 2006 to $865.0 million during 2007. The majority of this decrease was in average loans receivable, which decreased $22.3 million from $834.3 in 2006 to $812.0 million in 2007 primarily due to a large loan sale toward the end of 2006 and lower loan originations in 2007. The average yield on these loans increased 18 basis points from 6.43% in 2006 to 6.61% in 2007.

Interest Expense. Interest expense increased $2.3 million, or 7.8% to $32.2 million at December 31, 2007, from $29.9 million at December 31, 2006. The increase in interest expense was due to an increase in interest rates and partially offset by a decrease in average interest-bearing liabilities during the year. There was a 39 basis point increase in the cost of our average interest-bearing liabilities from 3.63% in 2006 to 4.02% in 2007 as a result of higher market interest rates, which is partially offset by a decrease of $22.4 million in average interest-bearing liabilities from $823.9 million in 2006 to $801.5 million in 2007. The majority of this decrease was in average deposits, which decreased $8.6 million from $658.5 million in 2006 to $649.9 million in 2007 and in average borrowings, which decreased $13.8 million from $165.5 million in 2006 to $151.6 million in 2007. The average cost on these deposits increased 43 basis points from 3.34% in 2006 to 3.77% in 2007 and the average cost on these borrowings increased 35 basis points from 4.75% in 2006 to 5.10% in 2007. The average cost of funds comparing the third quarter of 2007 and the fourth quarter of 2007 decreased 7 basis points as interest rates began to fall.

Provision for Loan Losses. The provision for loan losses for 2007 was $2.2 million, compared to $2.1 million for 2006 due primarily to increased non-performing loans. Non-performing loans to total loans at December 31, 2007 were 1.29% compared to 0.70% at December 31, 2006. Non-performing assets to total assets were 1.35% at December 31, 2007 compared to .86% at December 31, 2006. These increases were primarily due to a weakening in the economy, which has resulted in increased delinquency at year ended December 31, 2007 compared to year ended December 31, 2006. It is management’s opinion that the non-performing loans are sufficiently reserved as of December 31, 2007 and any additional allowances will be insignificant.

Other Income. For the year ended December 31, 2007, non-interest income increased $1.1 million, or 17.0%, to $7.8 million, compared to $6.6 million the year ended December 31, 2006. The increase was due primarily to increases in our service fees on transaction accounts of $461,000, or 10.5%, due primarily to adding additional fee based services, increases in commission income of $319,000, or 46.8%, due primarily to the acquisition of Wagley Investment Advisors and improved earnings on cash surrender value of life insurance of $155,000, or 14.4%. An increase in gain on sale of loans of $1.1 million and a decrease in other income of $966,000 were due primarily to non-recurring events in the fourth quarter of 2006, which included a loss on loans sold of $963,000 due to a large loan sale, a gain from a land exchange transaction and state tax refunds from previous years.

Other Expense. Non-interest expense increased $137,000, or 0.6% to $25.2 million for the year ended December 31, 2007 compared to $25.0 million for the year ended 2006. The increase was due primarily to increases in salaries and benefits of $142,000 and increases in occupancy and equipment of $163,000, due primarily to preparations for a new branch opening in February of 2008, and data processing expense of $160,000 due primarily to technological upgrades. These increases were partially offset by a decrease in professional fees of $229,000, a decrease in marketing expense of $79,000, and a decrease in other expenses of $20,000.

 Income Tax Expense. Income tax expense decreased $732,000 compared to the year ended 2006. The decrease was due primarily to decreased taxable income. The effective tax rate also decreased from 17.8% to 6.5% due to a higher percentage of non-taxable income to total income before income tax and an increased percentage of low income housing tax credits to taxable income when comparing the year ended 2007 to the year ended 2006, respectively.

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

Liquidity and Commitments

Mutual Federal is required to maintain adequate levels of investments for liquidity purposes to ensure the institution’s safe and sound operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to ensure that adequate liquidity is maintained. At December 31, 2007, our liquidity ratio, which is our liquid assets as a percentage of net withdrawable savings deposits and current borrowings, was 7.59%.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. At December 31, 2007, the total approved loan origination commitments outstanding amounted to $30.5 million. At the same date, the unadvanced portion of construction loans was $4.1 million. At December 31, 2007, unused lines of credit totaled $59.1 million and outstanding letters of credit totaled $4.2 million. As of December 31, 2007, certificates of deposit scheduled to mature in one year or less totaled $362.5 million, and investment and mortgage-backed securities scheduled to mature in one year or less totaled $20.9 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with us. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments. The following table presents our contractual obligations (excluding deposit products).

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	Years	5 years
		(In thousands)
Contractual Obligations

Federal Home Loan Bank Advances	$191,675	$81,421	$99,226	$6,283	$4,745
Notes Payable	1,055	408	647	—	—
Other Borrowings	3,908	3,908	—	—	—

Total	$196,638	$85,736	$99,873	$6,283	$4,745

Capital

Consistent with our goals to operate a sound and profitable financial organization, Mutual Federal actively strives to remain a “well-capitalized” institution in accordance with regulatory standards. Total stockholders’ equity of MutualFirst Financial, Inc. was $87.0 million at December 31, 2007, or 9.04% of total assets on that date. As of December 31, 2007, Mutual Federal exceeded all capital requirements of the OTS, with regulatory capital ratios as follows: core capital, 7.5%; Tier I risk-based capital, 9.9%; and total risk-based capital, 10.9%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

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

Allowance for Loan Losses. The allowance for loan losses is a significant estimate that can and does change based on management’s assumptions about specific borrowers and current general economic and business conditions, among other factors. Management reviews the adequacy of the allowance for loan losses on at least a quarterly basis. The evaluation by management includes consideration of past loss experience, changes in the composition of the loan portfolio, the current condition and amount of loans outstanding, identified problem loans and the probability of collecting all amounts due.

Foreclosed Assets. Foreclosed assets are carried at the lower of cost or fair value less estimated selling costs. Management estimates the fair value of the properties based on current appraisal information. Fair value estimates are particularly susceptible to significant changes in the economic environment, market conditions, and real estate market. A worsening or protracted economic decline would increase the likelihood of a decline in property values and could create the need to write down the properties through current operations.

Mortgage Servicing Rights. Mortgage servicing rights (“MSRs”) associated with loans originated and sold, where servicing is retained, are capitalized and included in other intangible assets in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

Intangible Assets. MutualFirst periodically assesses the impairment of its goodwill and the recoverability of its core deposit intangible. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If actual external conditions and future operating results differ from MutualFirst’s judgments, impairment and/or increased amortization charges may be necessary to reduce the carrying value of these assets to the appropriate value.

Impact of Inflation. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term fixed-rate loans in our portfolio, in 2007, we sold $24.1 million of fixed rate, one-to four- family mortgage loans with a term to maturity of over 10 years in the secondary market.

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

An internal asset-liability model provides Mutual Federal with the information presented in the following tables. The tables present the change in our net portfolio value at December 31, 2007 and 2006 that would occur upon an immediate and sustained change in market interest rates of 100 to 300 basis points as required by the OTS, and do not give any effect to actions that management might take to counteract that change. The changes in net portfolio value under all rate changes shown were within guidelines approved by the board of directors.

December 31, 2007

Net Portfolio Value
Changes In Rates	$ Amount	$ Change	% Change	NPV as % of PV of Assets
				NPV Ratio	Change

+300 bp	64,185	-40,736	-39%	7.27%	-380 bp
+200 bp	79,394	-25,527	-24%	8.77%	-230 bp
+100 bp	91,904	-13,017	-12%	9.93%	-114 bp
0 bp	104,921			11.07%
-100 bp	111,493	6,572	6%	11.56%	49 bp
-200 bp	111,662	6,741	6%	11.44%	36 bp
-300 bp	117,557	12,636	12%	11.80%	73 bp

December 31, 2006

Net Portfolio Value
Changes In Rates	$ Amount	$ Change	% Change	NPV as % of PV of Assets
				NPV Ratio	Change

+300 bp	51,994	-46,416	-47%	5.99%	-452 bp
+200 bp	68,740	-29,670	-30%	7.71%	-280 bp
+100 bp	83,901	-14,509	-15%	9.18%	-133 bp
0 bp	98,410			10.51%
-100 bp	107,859	9,449	10%	11.30%	78 bp
-200 bp	114,259	15,849	16%	11.76%	125 bp
-300 bp	121,737	23,327	24%	12.28%	177 bp

The internal asset-liability model uses certain assumptions in assessing the interest rate risk of Mutual Federal. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market value of certain assets under differing interest rate scenarios, among others.

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

December 31, 2007, 2006 and 2005

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
MutualFirst Financial, Inc.
Muncie, Indiana

We have audited the accompanying consolidated balance sheets of MutualFirst Financial, Inc. as of December 31, 2007, and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MutualFirst Financial, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the Company changed its method of presentation of cash inflows from sales of loans initially originated for retention in its portfolio by restating the 2006 consolidated statement of cash flows.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MutualFirst Financial, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

BKD, LLP

Indianapolis, Indiana
March 7, 2008

MutualFirst Financial, Inc.
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
Assets
Cash and due from banks	$21,003,114	$23,235,328
Interest-bearing demand deposits	2,645,057	1,679,544
Cash and cash equivalents	23,648,171	24,914,872
Interest-bearing deposits	100,000	293,000
Investment securities available for sale	43,592,485	41,070,091
Loans held for sale	1,644,615	1,329,700
Loans, net of allowance for loan losses of $8,352,000 and $8,156,000	802,436,497	805,625,486
Premises and equipment	16,168,434	15,431,475
Federal Home Loan Bank stock	10,036,900	9,938,400
Investment in limited partnerships	3,246,468	3,460,818
Deferred income tax benefit	5,174,082	4,376,318
Cash value of life insurance	30,350,760	29,120,760
Goodwill	14,187,725	13,786,468
Other assets	11,930,875	11,495,044
Total assets	$962,517,012	$960,842,432
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$47,172,012	$47,142,407
Interest-bearing	619,235,341	656,216,247
Total deposits	666,407,353	703,358,654
Federal Home Loan Bank advances	191,675,155	157,425,176
Other borrowings	3,907,394	—
Notes payable	1,055,433	1,426,769
Other liabilities	12,457,827	11,367,515
Total liabilities	875,503,162	873,578,114
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $.01 par value
Authorized and unissued - 5,000,000 shares
Common stock, $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 4,226,638 and 4,366,636 shares	42,266	43,666
Additional paid-in capital	32,567,085	33,101,586
Retained earnings	56,725,785	56,698,546
Accumulated other comprehensive loss	(414,380)	(354,734)
Unearned benefit plan shares	(1,906,906)	(2,224,746)
Total stockholders’ equity	87,013,850	87,264,318
Total liabilities and stockholders’ equity	$962,517,012	$960,842,432

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.
Consolidated Statements of Income
Years Ended December 31, 2007, 2006 and 2005
	2007	2006	2005
Interest and Dividend Income
Loans receivable	$53,686,297	$53,672,382	$46,424,599
Investment securities	2,110,916	1,920,823	1,625,288
Federal Home Loan Bank stock	461,949	459,255	393,628
Deposits with financial institutions	114,596	67,143	34,477
Total interest and dividend income	56,373,758	56,119,603	48,477,992
Interest Expense
Deposits	24,498,471	22,024,156	15,285,549
Federal Home Loan Bank advances	7,656,748	7,803,817	5,822,073
Other interest expense	71,833	62,424	62,424
Total interest expense	32,227,052	29,890,397	21,170,046
Net Interest Income	24,146,706	26,229,206	27,307,946
Provision for loan losses	2,240,000	2,068,000	1,775,000
Net Interest Income After Provision for Loan Losses	21,906,706	24,161,206	25,532,946
Other Income
Service fee income	4,831,161	4,369,508	4,025,671
Net realized losses on sales of available-for-sale securities	—	—	(762)
Commissions	1,000,687	682,432	981,817
Equity in income (loss) of limited partnerships	(99,654)	(181,366)	135,216
Net gains (losses) on sales of loans	390,778	(669,389)	228,174
Net servicing fees	81,033	62,122	192,171
Increase in cash value of life insurance	1,230,000	1,075,403	955,000
Other income	336,554	1,303,778	215,025
Total other income	7,770,559	6,642,488	6,732,312
Other Expenses
Salaries and employee benefits	14,758,489	14,617,254	13,792,355
Net occupancy expenses	1,549,331	1,507,067	1,415,377
Equipment expenses	1,318,932	1,221,991	1,228,134
Data processing fees	1,058,357	897,998	821,863
Advertising and promotion	887,237	966,224	801,377
Automated teller machine expense	723,128	699,435	654,467
Professional fees	764,007	992,984	1,018,485
Other expenses	4,095,942	4,116,326	3,680,043
Total other expenses	25,155,423	25,019,279	23,412,101
Income Before Income Tax	4,521,842	5,784,415	8,853,157
Income tax expense	295,700	1,027,900	2,400,975
Net Income	$4,226,142	$4,756,515	$6,452,182
Earnings Per Share
Basic	$1.03	$1.13	$1.49
Diluted	1.02	1.11	1.45

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2007, 2006 and 2005

				Accumulated
				Other	Unearned
				Comprehensive	Benefit
	Common	Paid-in	Retained	Income	Plan
	Stock	Capital	Earnings	(Loss)	Shares	Total
Balances, January 1, 2005	$47,084	$34,385,254	$56,826,053	$(88,646)	$(3,309,602)	$87,860,143
Comprehensive income
Net income			6,452,182			6,452,182
Other comprehensive income, net of tax - unrealized holding losses on securities				(286,055)		(286,055)
Comprehensive income						6,166,127
Cash dividends ($.53 per share)			(2,308,856)			(2,308,856)
Exercise of stock options	534	758,557				759,091
Stock repurchased	(2,096)	(1,815,843)	(3,000,902)			(4,818,841)
RRP shares earned					256,500	256,500
Tax benefit on stock options and RRP shares		155,000				155,000
ESOP shares earned		406,616			317,840	724,456
Balances, December 31, 2005	45,522	33,889,584	57,968,477	(374,701)	(2,735,262)	88,793,620
Comprehensive income
Net income			4,756,515			4,756,515
Other comprehensive income, net of tax - unrealized holding gains on securities				19,967		19,967
Comprehensive income						4,776,482
Cash dividends ($.58 per share)			(2,359,547)			(2,359,547)
Exercise of stock options	474	686,826				687,300
Stock repurchased	(2,330)	(1,825,273)	(3,107,881)			(4,935,484)
RRP shares earned		150,564				150,564
Tax benefit on stock options and RRP shares		45,400				45,400
ESOP shares earned		347,161			317,840	665,001
Reclassification of unearned RRP shares		(192,676)			192,676	—
Cumulative effect of applying SAB No. 108			(559,018)			(559,018)
Balances, December 31, 2006	43,666	33,101,586	56,698,546	(354,734)	(2,224,746)	87,264,318
Comprehensive income
Net income			4,226,142			4,226,142
Other comprehensive income, net of tax - unrealized holding losses on securities				(59,646)		(59,646)
Comprehensive income						4,166,496
Cash dividends ($.60 per share)			(2,440,121)			(2,440,121)
Exercise of stock options	154	208,459				208,613
Stock repurchased	(1,554)	(1,032,936)	(1,758,782)			(2,793,272)
RRP shares earned		21,056				21,056
Tax benefit on stock options and RRP shares		3,382				3,382
ESOP shares earned		265,538			317,840	583,378
Balances December 31, 2007	$42,266	$32,567,085	$56,725,785	$(414,380)	$(1,906,906)	$87,013,850

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005

		(As Restated)
	2007	2006	2005
Operating Activities
Net income	$4,226,142	$4,756,515	$6,452,182
Items not requiring (providing) cash
Provision for loan losses	2,240,000	2,068,000	1,775,000
ESOP shares earned	583,378	665,001	724,456
RRP shares earned	21,056	150,564	256,500
Depreciation and amortization	2,554,786	2,863,255	2,643,167
Deferred income tax	(758,000)	(192,509)	376,614
Loans originated for sale	(24,427,954)	(25,124,598)	(12,445,397)
Proceeds from sales of loans held for sale	24,262,686	26,303,525	13,564,331
(Gains) losses on sales of loans	(390,778)	669,389	(228,174)
Tax benefit on stock options and RRP shares	(3,382)	(45,400)	(155,000)
Change in
Interest receivable	(70,746)	275,770	(443,527)
Other assets	81,102	(1,216,116)	(941,473)
Interest payable	638,031	205,881	396,568
Other liabilities	825,515	433,669	395,216
Cash value of life insurance	(1,230,000)	(1,075,403)	(955,000)
Other adjustments	434,930	939,706	656,088
Net cash provided by operating activities	8,986,766	11,677,249	12,071,551
Investing Activities
Net change in interest earning deposits	193,000	—	—
Purchases of securities available for sale	(7,810,905)	(5,658,192)	(10,263,230)
Proceeds from maturities and paydowns of securities available for sale	4,357,422	3,946,193	7,264,794
Proceeds from sales of securities available for sale	802,748	395,949	13,399,931
Net change in loans	(2,214,872)	(6,082,431)	(35,099,134)
Proceeds from sales of loans transferred to held for sale	—	23,442,643	—
Purchases of premises and equipment	(2,146,757)	(2,752,106)	(2,431,451)
Proceeds from real estate owned sales	1,314,027	1,126,224	538,342
Cash received (paid) in acquisition, net	(515,257)	3,894,267	(9,349,563)
Other investing activities	100,671	1,350,350	(385,996)
Net cash provided by (used in) investing activities	(5,919,923)	19,662,897	(36,326,307)
Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	(543,777)	15,877,096	(21,457,623)
Certificates of deposits	(36,407,524)	(9,399,360)	29,713,925
Repayment of note payable	(433,760)	(419,506)	(424,005)
Proceeds from FHLB advances	466,550,000	514,450,000	425,300,000
Repayment of FHLB advances	(432,014,627)	(542,731,831)	(400,301,792)
Proceeds from other short-term borrowings	3,907,394	—	—
Net change in advances by borrowers for taxes and insurance	(369,852)	(3,925)	259,064
Stock repurchased	(2,793,272)	(4,935,484)	(4,818,841)
Proceeds from stock options exercised	208,613	687,300	759,091
Tax benefit on stock options and RRP shares	3,382	45,400	155,000
Cash dividends	(2,440,121)	(2,359,547)	(2,308,856)
Net cash provided by (used in) financing activities	(4,333,544)	(28,789,857)	26,875,963
Net Change in Cash and Cash Equivalents	(1,266,701)	2,550,289	2,621,207
Cash and Cash Equivalents, Beginning of Year	24,914,872	22,364,583	19,743,376
Cash and Cash Equivalents, End of Year	$23,648,171	$24,914,872	$22,364,583
Additional Cash Flows Information
Interest paid	$31,589,021	$29,684,516	$20,571,776
Income tax paid	445,000	1,225,000	2,502,366
Transfers from loans to foreclosed real estate	1,970,782	1,484,766	2,048,232
Mortgage servicing rights capitalized	241,131	437,194	134,710

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of MutualFirst Financial, Inc. (Company) and its wholly owned subsidiary, Mutual Federal Savings Bank (Bank) and the Bank’s wholly owned subsidiaries, First MFSB Corporation and Mutual Federal Investment Company and the wholly owned subsidiary of Mutual Federal Investment Company, Mutual Federal REIT, Inc., conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. The more significant of the policies are described below.

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

The Company is a thrift holding company whose principal activity is the ownership of the Bank. The Bank operates under a federal thrift charter and provides full banking services. As a federally chartered thrift, the Bank is subject to regulation by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

The Bank generates mortgage, consumer and commercial loans and receives deposits from customers located primarily in north central Indiana. The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. First MFSB Corporation sells various insurance products and Mutual Federal Investment Company invests in various investment securities and loans through Mutual Federal REIT, Inc.

Consolidation - The consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s subsidiaries, after elimination of all material intercompany transactions.

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

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 2007, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the areas within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula and is carried at cost.

Mortgage servicing rights on originated loans that have been sold are recorded at fair value. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues. Impairment of mortgage servicing rights is based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristic currently used for stratification is type of loan. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair values.

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

Reclassifications of certain amounts in the 2006 and 2005 consolidated financial statements have been made to conform to the 2007 presentation.

Stock Options are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. At December 31, 2007, the Company has a stock-based employee compensation plan, which is described more fully in Note 19. Prior to 2006, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, in 2005, no stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock at the grant date.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R The Company selected the modified prospective application. Accordingly, after January 1, 2006, the Company began expensing the fair value of stock options granted, modified, repurchased or cancelled.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

2005
Net income, as reported	$6,452
Less: Stock-based employee compensation cost determined under the fair value method, net of income taxes	(164)

Pro forma net income	$6,288

Earnings per share
Basic - as reported	$1.49
Basic - pro forma	1.45
Diluted - as reported	1.45
Diluted - pro forma	1.42

Future Accounting Pronouncements. On September 6, 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS 157 clarifies the fair value measurement objective, its application in GAAP and establishes a framework that builds on current practice and requirements. The framework simplifies and, where appropriate, codifies the similar guidance in existing pronouncements and applies broadly to financial and non-financial assets and liabilities. The Statement clarifies the definition of fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, known as an exit-price definition of fair value. It also provides further guidance on the valuation techniques to be used in estimating fair value. Current disclosures about the use of fair value to measure assets and liabilities are expanded in this Statement. The disclosures focus on the methods used for fair value measurements and apply whether the assets and liabilities are measured at fair value in all periods, such as trading securities, or in only some periods, such as impaired assets. The Statement is effective for all financial statements issued for fiscal years beginning after November 15, 2007 as well as for interim periods within such fiscal years. FASB Staff Position (FSP), FSP FAS 157-2, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of this Statement and the related FSP on its financial statements.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet.  The main intent of the Statement is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (or reporting some assets at fair value and others using a different valuation attribute such as amortized cost). The project is separated into two phases. This first phase addresses the creation of a fair value option for financial assets and liabilities.  A second phase will address creating a fair value option for selected non-financial items. SFAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of this Statement on its financial statements.

Note 2: Impact of Recently Adopted Accounting Pronouncements

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

In accordance with Staff Accounting Bulletin 108, the Company made an adjustment to the 2006 financial statements to correct an error that had previously been considered immaterial. The error arose in 2001 as the Company recognized accretion relating to negative goodwill that had been allocated as a pro rata reduction of an investment in low income housing partnership. Related to this and subsequent to 2001, the Company recognized its portion of losses on the investment although due to the allocation of negative goodwill, the investment had no book value. The error was $559,000 and is shown as a cumulative effect of adopting SAB No. 108 in the consolidated statements of stockholders’ equity.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 3: Restatement

In the 2006 statement of cash flows, the Company had accounted for all loan sale activity as operating activities. Management has now determined that, in accordance with Statement of Financial Accounting Standards (SFAS) No. 102, Statement of Cash Flows, Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale, sales of loans initially originated by the Company for retention in its portfolio (as opposed to loans originated for the purpose of resale) must be accounted for in the statement of cash flows as investing activities. As a result, the Company has accounted for its loan sale activities in the statements of cash flows in the manner required by SFAS No. 102 and corrected the classification in the prior period statement to be consistent with this presentation.

The restatement will cause net cash provided by operating activities to decrease, and net cash provided by (used in) investing activities to increase, dollar for dollar, by $23.4 million.  The restatement will have no effect on net cash provided by (used in) financing activities or the net change in cash and cash equivalents for fiscal 2006.  The restatement will have no effect on the Company’s consolidated statements of financial condition, consolidated statements of income or consolidated statements of stockholders’ equity.

The following financial statement line items for fiscal year 2006 were affected by the correction:

	As Restated	As Previously Reported	Effect of Change
Consolidated Statement of Cash Flows
Proceeds from sales of loans held for sale	$26,303,525	$49,746,168	$(23,442,643)
Net cash provided by operating activities	11,677,249	35,119,892	(23,442,643)
Proceeds of loans transferred to held for sale	23,442,643	—	23,442,643
Net cash used in investing activities	19,662,897	(3,779,746)	23,442,643

Note 4: Acquisitions

On August 18, 2006, the Bank acquired three branch offices in Warsaw, Wabash and Winchester, Indiana of Community First Bank and Trust from First Financial Bancorp of Hamilton, Ohio (First Financial). As a result of the acquisition, the Bank will have an opportunity to increase its deposit base and reduce transaction costs. The Bank also expects to reduce costs through economies of scale.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
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
December 31, 2007, 2006 and 2005
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

Note 5: Restriction on Cash

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2007 was $2,056,000.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 6: Investment Securities Available for Sale

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$2,310	$45	$(3)	$2,352
Collateralized mortgage obligations	8,327	38	(43)	8,322
Federal agencies	500	—	(2)	498
Small Business Administration	108	—	(1)	107
Corporate obligations	16,655	11	(267)	16,399
Marketable equity securities	16,382	—	(468)	15,914
Total investment securities	$44,282	$94	$(784)	$43,592

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$3,146	$30	$(20)	$3,156
Collateralized mortgage obligations	6,860	1	(99)	6,762
Federal agencies	1,001	—	(18)	983
Small Business Administration	116	—	—	116
Corporate obligations	14,332	20	(116)	14,236
Marketable equity securities	16,206	—	(389)	15,817
Total investment securities	$41,661	$51	$(642)	$41,070

Marketable equity securities consist of shares in mutual funds which invest in government obligations and mortgage-backed securities.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2007 and 2006 was $28,308,000 and $30,510,000, which is approximately 65 percent and 74 percent of the Company’s available-for-sale investment portfolio at those dates. These declines primarily resulted from increases in market interest rates. The marketable equity securities consist of units in an adjustable rate mortgage (ARM) fund and were purchased to help the Company’s investment portfolio provide higher levels of current income in rising rate environments. This is due to the adjustable and floating rate securities that comprise the majority of the funds assets. As fixed rate bonds lose value in rising rate environments, the ARM fund is managed to minimize market value declines due to the proclivity of the majority of the fund assets to reset up to market levels in rising rate environments. The unrealized losses the Company is experiencing on the ARM fund were expected in the current rate environment. The ARM fund has consistently followed the same strategy and asset allocation since its inception. When rates start to rise, it is anticipated the fund will reinvest in higher rate mortgage instruments.

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

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006:

	2007
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$270	$(3)	$270	$(3)
Collateralized mortgage obligations	—	—	3,720	(43)	3,720	(43)
Federal agencies	—	—	498	(2)	498	(2)
Small Business Administration	107	(1)	—	—	107	(1)
Corporate obligations	2,730	(231)	5,463	(36)	8,193	(267)
Marketable equity securities	—	—	15,520	(468)	15,520	(468)
Total temporarily impaired securities	$2,837	$(232)	$25,471	$(552)	$28,308	$(784)

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

The amortized cost and fair value of securities available for sale at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2007
	Amortized Cost	Fair Value
Within one year	$4,506	$4,500
One to five years	2,495	2,474
Five to ten years	—	—
After ten years	10,154	9,923
	17,155	16,897
Mortgage-backed securities	2,310	2,352
Collateralized mortgage obligations	8,327	8,322
Small Business Administration	108	107
Marketable equity securities	16,382	15,914
Totals	$44,282	$43,592

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $16,018,000 and $15,309,000 at December 31, 2007 and 2006.

Proceeds from sales of securities available for sale during 2007, 2006 and 2005 were $803,000, $396,000 and $13,400,000. Gross losses of $0, $0 and $1,000 in 2007, 2006 and 2005 were recognized on those sales.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 7: Loans and Allowance

	2007	2006
Real estate loans
One-to-four family	$429,373	$431,793
Multi-family	3,929	5,073
Commercial	82,116	73,912
Construction and development	13,560	14,451
	528,978	525,229
Consumer loans
Auto	22,917	31,336
Home equity	27,232	30,051
Home improvement	45,156	38,546
Mobile home	992	1,422
Recreational vehicles	77,805	71,321
Boats	47,816	46,311
Other	3,593	3,986
	225,511	222,973
Commercial business loans	56,764	67,476
Total loans	811,253	815,678

Undisbursed loans in process	(3,984)	(5,520)
Unamortized deferred loan costs, net	3,519	3,623
Allowance for loan losses	(8,352)	(8,156)
Net loans	$802,436	$805,625

	2007	2006	2005
Allowance for loan losses
Balances, January 1	$8,156	$8,100	$6,867
Provision for losses	2,240	2,068	1,775
Allowance acquired in acquisition	—	—	1,646
Recoveries on loans	679	291	351
Loans charged off	(2,723)	(2,303)	(2,539)
Balances, December 31	$8,352	$8,156	$8,100

At December 31, 2007 and 2006, accruing loans delinquent 90 days or more totaled $1,421,000 and $0. Non-accruing loans at December 31, 2007 and 2006 were $8,949,000 and $5,569,000.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Impaired loans totaled $9,371,000 and $5,561,000 at December 31, 2007 and 2006, respectively. An allowance for loan losses of $355,000 and $243,000 relates to impaired loans of $752,000 and $723,000 at December 31, 2007 and 2006, respectively. At December 31, 2007, impaired loans of $8,618,000 had no related allowance for loan losses.

Interest of $449,000, $203,000 and $165,000 was recognized on average impaired loans of $9,488,000, $6,288,000 and $6,944,000 for 2007, 2006 and 2005, respectively. Interest of $151,000, $7,000 and $2,000 was recognized on impaired loans on a cash basis during 2007, 2006 and 2005, respectively.

Note 8: Premises and Equipment

	2007	2006
Cost
Land	$5,624	$5,578
Buildings and land improvements	13,609	12,371
Equipment	11,622	11,622
Total cost	30,855	29,571
Accumulated depreciation and amortization	(14,687)	(14,140)
Net	$16,168	$15,431

Note 9: Investment In Limited Partnerships

	2007	2006
Pedcor Investments 1990-XI (19.79 percent ownership)	$—	$5
Pedcor Investments 1990-XIII (99.00 percent ownership)	625	626
Pedcor Investments 1997-XXVIII (99.00 percent ownership)	2,309	2,474
Pedcor Investments 1997-XXIX (99.00 percent ownership)	—	—
Pedcor Investments 2001-LI (9.90 percent ownership)	312	356
	$3,246	$3,461

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The limited partnerships build, own and operate apartment complexes. The Company records its equity in the net income or loss of the limited partnerships based on the Company’s interest in the partnerships. The Company recorded income (loss) from these limited partnerships of $(100,000), $(181,000) and $135,000 for 2007, 2006 and 2005. In addition, the Company has recorded the benefit of low income housing credits of $811,000, $801,000 and $811,000 for 2007, 2006 and 2005. Combined financial statements for the limited partnerships recorded under the equity method of accounting are as follows:

	2007	2006
Combined condensed balance sheets
Assets
Cash	$179	$219
Land and property	29,243	30,092
Other assets	1,642	930
Total assets	$31,064	$31,241
Liabilities
Notes payable	$28,228	$28,323
Other liabilities	847	1,081
Total liabilities	29,075	29,404
Partners' equity (deficit)
General partners	(2,885)	(2,946)
Limited partners	4,874	4,783
Total partners’ equity	1,989	1,837
Total liabilities and partners' equity	$31,064	$31,241

	2007	2006	2005
Combined condensed statements of operations
Total revenue	$4,007	$3,400	$3,114
Total expenses	(4,647)	(4,293)	(3,832)
Net loss	$(640)	$(893)	$(718)

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 10: Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006, were:

	2007	2006
Balance as of January 1	$13,787	$12,927
Goodwill acquired during the year	401	860
Impairment losses	—	—
Goodwill written off related to sales of branches	—	—
Balance as of December 31	$14,188	$13,787

The increase in goodwill in 2007 was the result of an immaterial acquisition.

Note 11: Deposits

	2007	2006
Noninterest-bearing demand	$47,172	$47,142
Interest-bearing demand	117,863	107,963
Savings	50,388	55,750
Money market savings	22,664	27,788
Certificates and other time deposits of $100,000 or more	127,277	149,452
Other certificates	301,043	315,264
Total deposits	$666,407	$703,359

Certificates including other time deposits of $100,000 or more maturing in years ending December 31:

2008	$362,526
2009	32,291
2010	20,569
2011	5,973
2012	6,889
Thereafter	72
$428,320

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 12: Federal Home Loan Bank Advances

Maturities Years Ending December 31
2008	$81,421
2009	48,840
2010	50,386
2011	683
2012	5,600
Thereafter	4,745
$191,675

At December 31, 2007, the Company has pledged $427,845,000 in qualifying first mortgage loans and investment securities as collateral for advances and outstanding letters of credit. Advances, at interest rates from 2.92 to 7.33 percent at December 31, 2007, are subject to restrictions or penalties in the event of prepayment.

Note 13: Other Borrowings

The Company has a $3,000,000 revolving line of credit from LaSalle Bank expiring in February 2008. At December 31, 2007 and 2006, the Company had $497,000 and $0 borrowed against this line, respectively. The line is collateralized by the Bank’s stock. Interest is payable quarterly and is either based on the lender’s prime rate or the three month LIBOR rate plus 165 basis points. At December 31, 2007, the interest rate was 6.81%, which was based on the three month LIBOR rate.

The Bank reclassified $3,411,000 as of December 31, 2007, due to an overdraft at the Federal Home Loan Bank of Indianapolis.

Note 14: Notes Payable

The Bank has a noninterest-bearing, unsecured term note payable to Pedcor Investments 1997-XXVIII, L.P. of $1,073,000 and $1,339,000 at December 31, 2007 and 2006 payable in semiannual installments through January 1, 2010. At December 31, 2007 and 2006, the Bank was obligated under an irrevocable direct pay letter of credit for the benefit of a third party in the amount of $1,038,000 and $1,254,000, respectively, relating to this note and the financing for an apartment project by Pedcor Investments 1997-XXVIII L.P.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The Bank also has a noninterest-bearing, unsecured term note payable to Pedcor Investments 1997-XXIX, L.P. The note, which is payable in annual installments through August 15, 2008, had a balance of $50,000 and $218,000 at December 31, 2007 and 2006.

Maturities Years Ending December 31
2008	$408
2009	421
2010	226
$1,055

Note 15: Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans consist of the following:

	2007	2006	2005
Loans serviced for
Freddie Mac	$137,973	$139,571	$103,279
Fannie Mae	1,936	3,180	4,155
Federal Home Loan Bank	33,998	25,914	24,379
Other investors	4,757	7,708	9,096
	$178,664	$176,373	$140,909

The aggregate fair value of capitalized mortgage servicing rights is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates. The fair value of mortgage servicing rights at December 31, 2007 was $1,629,000.

	2007	2006	2005
Mortgage Servicing Rights
Balances, January 1	$1,261	$1,175	$1,375
Servicing rights capitalized	241	437	135
Servicing rights acquired	—	—	52
Amortization of servicing rights	(376)	(351)	(387)
	1,126	1,261	1,175
Valuation allowance	—	—	—
Balances, December 31	$1,126	$1,261	$1,175

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Activity in the valuation allowance for mortgage servicing right was as follows:

	2007	2006	2005
Balance, beginning of year	$—	$—	$180
Additions	—	—	43
Reductions	—	—	(223)
Balances, end of year	$—	$—	$—

Note 16: Income Tax

	2007	2006	2005
Income tax expense
Currently payable
Federal	$1,012	$960	$1,527
State	42	260	497
Deferred
Federal	(691)	(279)	231
State	(67)	87	146
Total income tax expense	$296	$1,028	$2,401
Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	$1,537	$1,967	$3,010
Effect of state income taxes	(17)	229	424
Low income housing credits	(811)	(801)	(811)
Tax-exempt income	(525)	(459)	(384)
Other	112	92	162
Actual tax expense	$296	$1,028	$2,401
Effective tax rate	6.50%	17.8%	27.1%

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The components of the deferred asset included on the balance sheets are as follows:

	2007	2006
Assets
Unrealized loss on securities available for sale	$276	$236
Allowance for loan losses	3,108	2,894
Deferred compensation	2,858	2,724
Business tax and AMT credit carryovers	1,936	1,577
Other	789	825
Total assets	8,967	8,256
Liabilities
Depreciation and amortization	(951)	(881)
FHLB stock	(510)	(510)
State income tax	(199)	(176)
Loan fees	(387)	(466)
Investments in limited partnerships	(1,279)	(1,324)
Mortgage servicing rights	(467)	(523)
Total liabilities	(3,793)	(3,880)
	$5,174	$4,376

The Company has unused business income tax credits of $1,763,000 that begin to expire in 2025. In addition, the Company has an AMT credit carryover of $173,000 with an unlimited carryover period.

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

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 17: Other Comprehensive Income (Loss)

	2007
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Unrealized losses on securities
Unrealized holding losses arising during the year	$(99)	$39	$(60)
Less: reclassification adjustment for losses realized in net income	—	—	—

Net unrealized losses	$(99)	$39	$(60)

	2006
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains on securities
Unrealized holding gains arising during the year	$33	$(13)	$20
Less: reclassification adjustment for losses realized in net income	—	—	—

Net unrealized gains	$33	$(13)	$20

	2005
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Unrealized losses on securities
Unrealized holding losses arising during the year	$(475)	$188	$(287)
Less: reclassification adjustment for losses realized in net income	(1)	—	(1)

Net unrealized losses	$(474)	$188	$(286)

Note 18: Commitments and Contingent Liabilities

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

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2007	2006	2005
Loan commitments	$93,662	$82,146	$73,609
Standby letters of credit	4,160	6,492	7,157

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

Note 19: Stockholders’ Equity

The Company is not subject to any regulatory restrictions on the payment of dividends to its stockholders.

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding retained net income for the previous two calendar years. At December 31, 2007, the Bank had no regulatory approval to pay dividends to the Company.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At December 31, 2007 and 2006, the Bank was categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 2007 that management believes have changed the Bank’s classification.

The Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total risk-based capital (to risk-weighted assets)	$77,968	10.9%	$57,236	8.0%	$71,546	10.0%
Tier 1 risk-based capital (to risk-weighted assets)	70,440	9.9%	28,618	4.0%	42,927	6.0%
Core capital (to adjusted total assets)	70,440	7.5%	28,339	3.0%	47,231	5.0%
Core capital (to adjusted tangible assets)	70,440	7.5%	18,892	2.0%	N/A	N/A
Tangible capital (to adjusted total assets)	70,440	7.5%	14,169	1.5%	N/A	N/A
As of December 31, 2006
Total risk-based capital (to risk-weighted assets)	$76,615	10.5%	$58,410	8.0%	$73,012	10.0%
Tier 1 risk-based capital (to risk-weighted assets)	69,007	9.5%	29,205	4.0%	43,807	6.0%
Core capital (to adjusted total assets)	69,007	7.3%	28,311	3.0%	47,185	5.0%
Core capital (to adjusted tangible assets)	69,007	7.3%	18,874	2.0%	N/A	N/A
Tangible capital (to adjusted total assets)	69,007	7.3%	14,156	1.5%	N/A	N/A

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 21: Employee Benefits

The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The contributions are discretionary and determined annually. The Company matches employees' contributions at the rate of 50 percent for the first $600 of participant contributions to the 401(k) and made a contribution to the plan of 3 percent of qualified compensation. The Company’s expense for the plan was $330,000, $250,000 and $310,000 for 2007, 2006 and 2005.

The Company has a supplemental retirement plan and deferred compensation arrangements for the benefit of certain officers. The Company also has deferred compensation arrangements with certain directors whereby, in lieu of currently receiving fees, the directors or their beneficiaries will be paid benefits for an established period following the director’s retirement or death. These arrangements are informally funded by life insurance contracts which have been purchased by the Company. The Company records a liability for these vested benefits based on the present value of future payments. The Company’s expense for the plan was $682,000, $683,000 and $618,000 for 2007, 2006 and 2005.

The Company has an ESOP covering substantially all of its employees. At December 31, 2007, 2006 and 2005, the Company had 190,706, 222,492 and 254,275 unearned ESOP shares with a fair value of $2,658,000, $4,717,000 and $5,594,000. Shares are released to participants proportionately as ESOP debt is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares are used to repay the loan. Compensation expense is recorded equal to the fair market value of the stock committed-to-be-released when contributions, which are determined annually by the Board of Directors of the Company and Bank, are made to the ESOP. Expense under the ESOP for 2007, 2006 and 2005 was $583,000, $665,000 and $724,000. The following table provides information on ESOP shares at December 31.

	2007	2006	2005
Allocated shares	207,274	186,637	159,761
Suspense shares	190,709	222,492	254,275
Committed-to-be released shares	31,783	31,783	31,783

The Company has a Recognition and Retention Plan (RRP) for the award of up to 232,784 shares of the common stock of the Company to directors and executive officers. Common stock awarded under the RRP vests ratably over a three or five-year period commencing with the date of the grants. Expense recognized on the vested shares totaled approximately $21,000, $151,000 and $257,000 in 2007, 2006 and 2005.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

A summary of the status of the Company’s RRP shares as of December 31, 2007 and changes during the year then ended, is presented below:

	2007
	Shares	Weighted- Average Grant-Date Fair Value
RRP, beginning of year	14,751	$25.66
Granted	—	—
Vested	4,917	25.66
Forfeited	—	—
RRP, end of year	9,834	$25.66

As of December 31, 2007 and 2006, there was $21,000 and $42,000 of total unrecognized compensation cost related to RRP share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.5 years. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005, was $99,000, $119,000 and $118,000, respectively.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 22: Stock Option Plan

Under the Company’s stock option plan, which has been accounted for in accordance with FAS 123(R), Share-Based Payments and related interpretations, the Company grants selected executives and other key employees and directors incentive and non-qualified stock option awards which vest and become fully exercisable at the discretion of the stock option committee as the options are granted. The Company is authorized to grant options for up to 581,961 shares of the Company’s common stock. Under certain provisions of the plan, the number of shares available for grant may be increased without shareholder approval by the amount of shares surrendered as payment of the exercise price of the stock option and by the number of shares of common stock of the Company that could be repurchased by the Company using proceeds from the exercise of stock options. The following is a summary of the status of the Company’s stock option plan and changes in that plan for 2007.

	2007
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, beginning of year	401,025	$16.85
Granted	—	—
Exercised	(15,412)	13.54
Forfeited/expired	—	—
Outstanding, end of year	385,613	$16.98	6.8 years	$—
Options exercisable at year end	385,613

The weighted-average grant-date fair value of options granted during the year 2005 was $3.34. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $79,000, $311,000 and $540,000, respectively.

Cash received from options exercised under all share-based payment arrangements for years ended December 31, 2007, 2006 and 2005 was $209,000, $687,000 and $759,000, respectively. The actual tax benefit realized for the tax deductions from options exercised and RRP shares vested totaled $3,000, $45,000 and $155,000, respectively, for the years ended December 31, 2007, 2006 and 2005.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

2005
Risk-free interest rates	4.25%
Dividend yields	2.35%
Volatility factors of expected market price of common stock	9.30%
Weighted-average expected life of the options	8 years

Note 23: Stock Repurchase Plan

On December 22, 2004, the Company announced that its Board of Directors approved a stock repurchase program for up to 471,000 of the outstanding common shares of the Company. As of December 31, 2007, the Company had purchased 471,000 shares under the program.

On September 12, 2007, the Company announced that its Board of Directors approved a stock repurchase program for up to 215,000 of the outstanding common shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of December 31, 2007, the Company had purchased 71,402 shares under the program.

Note 24: Earnings Per Share

Earnings per share were computed as follows:

	2007
	Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Income available to common stockholders	$4,226	4,103,940	$1.03
Effect of Dilutive Securities
Stock options		47,233
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$4,226	4,151,173	$1.02

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	2006
	Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Income available to common stockholders	$4,757	4,196,059	$1.13
Effect of Dilutive Securities
Stock options		77,980
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$4,757	4,274,039	$1.11

	2005
	Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Income available to common stockholders	$6,452	4,328,965	$1.49
Effect of Dilutive Securities
Stock options		110,721
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$6,452	4,439,686	$1.45

Options to purchase 91,000 and 75,000 shares of common stock at $25.02 and $25.66 per share, respectively, were outstanding at December 31, 2007 and 2006, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Note 25: Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents - The fair value of cash and cash equivalents approximates carrying value.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
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

Other Borrowings - The fair value of these borrowings approximate carrying values.

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

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The estimated fair values of the Company’s financial instruments are as follows:
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$23,648	$23,648	$24,915	$24,915
Securities available for sale	43,592	43,592	41,070	41,070
Loans held for sale	1,645	1,662	1,330	1,338
Loans	802,436	808,387	805,625	799,030
Stock in FHLB	10,037	10,037	9,938	9,938
Interest receivable	3,693	3,693	3,622	3,622
Liabilities
Deposits	666,407	666,986	703,359	700,518
FHLB advances	191,675	194,854	157,425	157,802
Other borrowings	3,907	3,907	—	—
Notes payable	1,055	994	1,427	1,268
Interest payable	2,467	2,467	1,829	1,829
Advances by borrowers for taxes and insurance	1,464	1,464	1,834	1,834
Off-balance sheet commitments	—	—	—	—

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 26: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2007	2006
Assets
Cash on deposit with Bank	$25	$1,631
Cash on deposit with others	26	118
Total cash	51	1,749
Investment in certificate of deposits	—	100
Investment in common stock of Bank	86,507	84,099
Investment in affiliate	800	1,016
Deferred and current income tax	143	381
Other assets	9	8
Total assets	$87,510	$87,353
Liabilities - other	$496	$89
Stockholders' Equity	87,014	87,264
Total liabilities and stockholders' equity	$87,510	$87,353

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed Statements of Income

	2007	2006	2005
Income
Interest income from Bank	$29	$111	$50
Interest income from loans	—	—	—
Dividends from Bank	2,200	—	12,500
Other income	56	317	20
Total income	2,285	428	12,570
Expenses	383	368	345
Income before income tax and equity in undistributed income of the Bank	1,902	60	12,225
Income tax benefit	(118)	(8)	(108)
Income before equity in undistributed income of the Bank	2,020	68	12,333
Equity in undistributed income of the Bank	2,206	4,689	(5,881)
Net Income	$4,226	$4,757	$6,452

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed Statements of Cash Flows

	2007	2006	2005
Operating Activities
Net income	$4,226	$4,757	$6,452
Item not requiring cash
ESOP shares earned	583	665	724
Deferred income tax benefit		26	17
Distributions in excess of income (equity in undistributed income) of Bank	(2,206)	(4,689)	5,881
Tax benefit on stock options and RRP shares	(3)	(45)	(155)
Other	623	(300)	390
Net cash provided by operating activities	3,223	414	13,309
Investing Activities
Purchase of certificate of deposit	—	—	(100)
Maturity of certificate of deposit	100	—	—
Net cash provided by (used in) investing activities	100	—	(100)
Financing Activities
Stock repurchased	(2,793)	(4,935)	(4,819)
Cash dividends	(2,440)	(2,360)	(2,309)
Proceeds from stock options exercised	209	687	759
Tax benefit on stock options and RRP shares	3	45	155
Net cash used in financing activities	(5,021)	(6,563)	(6,214)
Net Change in Cash	(1,698)	(6,149)	6,995
Cash, Beginning of Year	1,749	7,898	903
Cash, End of Year	$51	$1,749	$7,898

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 27: Quarterly Results of Operations (Unaudited)

Quarter Ended	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income	Basic Earnings Per Common Share	Diluted Earnings Per Common Share
2007
March	$13,809	$7,814	$5,995	$332	$1,044	$0.25	$0.25
June	14,056	7,941	6,115	533	1,129	0.27	0.27
September	14,128	8,277	5,851	532	1,161	0.28	0.28
December	14,380	8,195	6,185	843	892	0.22	0.22
Total	$56,373	$32,227	$24,146	$2,240	$4,226	1.03	1.02
2006
March	$13,589	$6,557	$7,032	$393	$1,562	$.37	$.36
June	13,912	7,158	6,754	525	1,348.32		.31
September	14,335	7,991	6,344	525	1,144.27		.27
December	14,284	8,184	6,100	625	703.17		.17
Total	$56,120	$29,890	$26,230	$2,068	$4,757	1.13	1.11

Note 28: Subsequent Event

On January 7, 2008, the Company entered into a definitive agreement to purchase MFB Financial. The Company will pay approximately $50 million in stock and cash for the net assets, subject to adjustments, representing MFB Financial’s operations. The purchase has not yet received all the required regulatory approval, but assuming approval, the purchase is expected to be completed in July 2008.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2007, was carried out under the supervision and with the participation of the our Chief Executive Officer, Principal Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report. Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2007, that have materially affected, or as reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under “Management’s Report on Internal Control Over Financial Reporting” and “Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent auditors have issued an audit report on our assessment of internal control over financial reporting as of December 31, 2007. This report is included in this Form 10-K. See “Report of Independent Registered Public Accounting Firm,” which follows this report.

Date: March 13, 2008	By:	/s/ David W. Heeter
David W. Heeter
President and Chief Executive Officer

	By:	/s/ Timothy J. McArdle
Timothy J. McArdle
Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
MutualFirst Financial, Inc.
Muncie, Indiana

We have audited MutualFirst Financial, Inc’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, MutualFirst Financial, Inc. has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of MutualFirst Financial, Inc. and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/BKD, LLP

BKD, LLP

Indianapolis, Indiana
March 7, 2008

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Information concerning the Company’s directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in June 2008, except for information contained under the headings “Compensation Committee Report,” and “Report of the Audit/Compliance Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company who are directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in June 2008, except for information contained under the headings “Compensation Committee Report,” and “Report of the Audit/Compliance Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

The business experience for at least the past five years for each of our executive officers who do not serve as directors is set forth below.

John H. Bowles. Age 62 years. Mr. Bowles is Senior Vice President of Investment and Private Banking, a position he has held since November 2004. Prior to 2004, he was president of Star Financial Bank/NewCastle Region from 1987 to 2004.

Steven R. Campbell. Age 64 years. Mr. Campbell is Senior Vice President of Mutual Federal’s Corporate Products and Services Division, a position he has held since 1991. He has been employed by Mutual Federal since 1984.

Timothy J. McArdle. Age 57 years. Mr. McArdle, a certified public accountant, has served as Senior Vice President and Chief Financial Officer of Mutual Federal since 1995, and Treasurer of Mutual Federal since 1986. He also serves as Senior Vice President, Treasurer and Controller of MutualFirst Financial. He has been employed by Mutual Federal since 1981.

Stephen C. Selby. Age 62 years. Since 1995, Mr. Selby has served as Senior Vice President of the Operations Division at Mutual Federal. Prior to 1995, he served as Vice President of the Operations Division for nine years. Mr. Selby has served in various other capacities at Mutual Federal since 1964.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Linn A. Crull (Chairman), Wilbur R. Davis, Edward J. Dobrow, Jerry D. McVicker and James D. Rosema, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Crull is an “audit committee financial expert” as defined in applicable SEC rules. Additional information concerning the audit committee of the Company’s Board of Directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2008, except for information contained under the headings “Compensation Committee Report,” and “Report of the Audit/Compliance Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

The Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act. The Code of Ethics applies to all of the Company’s directors, officers and employees. A copy of the Company’s Code of Ethics was filed with the SEC as Exhibit 14 to the Annual Report on Form 10-K for the year ended December 31, 2003. You may obtain a copy of the Code of Ethics is available on our website at www.mfsbank.com at “Resource Center – About Us – Code of Ethics,” or free of charge from the Company by writing to our Corporate Secretary at MutualFirst Financial, Inc., 110 E. Charles Street, Muncie, Indiana 47305-2419 or by calling (765) 747-2800.

Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in June 2008, except for information contained under the headings “Compensation Committee Report,” and “Report of the Audit/Compliance Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in June 2008, except for information contained under the headings “Compensation Committee Report,” and “Report of the Audit/Compliance Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	385,613	$16.98	161

Equity compensation plans not approved by security holders	—	—	—
____________________
(1) Includes 161 shares available for future grants under MutualFirst Financial, Inc’s stock option plan.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in June 2008, except for information contained under the headings “Compensation Committee Report,” and “Report of the Audit/Compliance Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in June 2008, except for information contained under the headings “Compensation Committee Report,” and “Report of the Audit/Compliance Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8 of this Form 10-K:

Annual Report Section
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2007 and 2006
Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements, December 31, 2007, 2006 and 2005

(a)(2) List of Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) List of Exhibits:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2.1	Agreement and Plan of Merger, dated as of January 7, 2008, by and among MutualFirst Financial, Inc., MutualFirst Acquisition Corp. and MFB Corp.	#
3(i)	Articles of Incorporation	*
3(ii)	Amended Bylaws	++
4	Instruments defining the rights of security holders, including indentures: Form of MutualFirst Financial, Inc. Common Stock Certificate	*

9	Voting Trust Agreement	None
10	Material contracts:
	Employment Agreement with David W. Heeter	+++
	Employment Agreement with Patrick C. Botts	+++
	Employment Agreement with Timothy J. McArdle	**
	Form of Supplemental Retirement Plan Income Agreements for R. Donn Roberts, Steven Campbell, Patrick C. Botts, David W. Heeter, Timothy J. McArdle and Stephen C. Selby	**

	Form of Director Shareholder Benefit Program, as amended, for Steven L. Banks Form of Executive Shareholder Benefit Program Agreement, as amended, for Steven L. Banks	++ ++ ++

Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker

	Form of Agreements for Executive Deferred Compensation Plan for R. Donn Roberts, Patrick C. Botts, Steven Campbell, David W. Heeter, Timothy J. McArdle and Stephen C. Selby	**
	Registrant’s 2001 Stock Option and Incentive Plan	***
	Registrant’s 2001 Recognition and Retention Plan	***
	Named Executive Officer Salary and Bonus Arrangements for 2008	10.1
	Director Fee Arrangements for 2008	10.2
	Director Deferred Compensation Plan	##
11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
14	Code of Ethics	+++
16	Letter re change in certifying accountant	None
18	Letter re change in accounting principles	None
21	Subsidiaries of the registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of Experts and Counsel	23
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32

#
Filed as an exhibit to the Company’s Form 8-K filed on January 8, 2008 (File No. 000-27905). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

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

##
Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2007 (File No. 000-27905). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b)  Exhibits - Included, see list in (a)(3).

(c)  Financial Statements Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MutualFirst Financial, Inc.

Date: March 13, 2008	By:	/s/ David W. Heeter
David W. Heeter, President and Chief Executive Officer
Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David W. Heeter	/s/ Wilbur R. Davis
David W. Heeter, President and Director	Wilbur R. Davis, Chairman of the Board
(Principal Executive Officer)

Date: March 13, 2008	Date: March 13, 2008

/s/ R. Donn Roberts	/s/ Edward J. Dobrow
R. Donn Roberts, Director	Edward J. Dobrow, Director

Date: March 13, 2008	Date: March 13, 2008

/s/ Linn A. Crull	/s/ James D. Rosema
Linn A. Crull, Director	James D. Rosema, Director

Date: March 13, 2008	Date: March 13, 2008

/s/ William V. Hughes	/s/ Jerry D. McVicker
William V. Hughes, Director	Jerry D. McVicker, Director

Date: March 13, 2008	Date: March 13, 2008

/s/ Patrick C. Botts	/s/ Jon R. Marler
Patrick C. Botts, Director	Jon R. Marler, Director

Date: March 13, 2008	Date: March 13, 2008

/s/ Timothy J. McArdle
Timothy J. McArdle, Senior Vice President
Treasurer and Controller
(Principal Financial and Accounting Officer)

Date: March 13, 2008

INDEX TO EXHIBITS

Number	Description

10.1	Named Executive Officer Salary and Bonus Arrangements for 2008

10.2	Director Fee Arrangements for 2008

21	Subsidiaries of the Registrant

23	Consent of Accountants

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification