Form 10-Q
period 2008-03-31
MUTUALFIRST FINANCIAL INC
filed 2008-05-12
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM - TO

Commission File Number: 000-27905

MutualFirst Financial, Inc.
(Exact Name of registrant specified in its charter)

Maryland	35-2085640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

110 East Charles Street
Muncie, Indiana 47305
(765) 747-2800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   (Do not check if a smaller reporting company)   Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the Registrant’s common stock, with $.01 par value, outstanding as of May 8, 2008 was 4,144,879

FORM 10 – Q
MutualFirst Financial, Inc.

PART 1 FINANCIAL INFORMATION
ITEM 1. Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)

Assets
Cash	$21,900,480	$21,003,114
Interest-bearing demand deposits	7,174,162	2,645,057
Cash and cash equivalents	29,074,642	23,648,171
Interest-bearing deposits	100,000	100,000
Investment securities available for sale	44,481,044	43,592,485
Loans held for sale	2,219,425	1,644,615
Loans	800,411,674	810,788,842
Allowance for loan losses	(8,439,875)	(8,352,345)
Net loans	791,971,799	802,436,497
Premises and equipment	16,769,557	16,168,434
Federal Home Loan Bank of Indianapolis stock, at cost	10,291,400	10,036,900
Investment in limited partnerships	3,194,150	3,246,468
Cash surrender value of life insurance	30,627,260	30,350,760
Foreclosed real estate	1,478,099	1,364,505
Interest receivable	3,354,096	3,692,879
Goodwill	14,187,725	14,187,725
Deferred income tax benefit	5,385,302	5,174,082
Other assets	6,991,616	6,873,491

Total assets	$960,126,115	$962,517,012

Liabilities
Deposits
Non-interest-bearing	$48,867,622	$47,172,012
Interest bearing	629,229,645	619,235,341
Total deposits	678,097,267	666,407,353
Federal Home Loan Bank advances	181,505,272	191,675,155
Notes payable	660,662	1,055,433
Other borrowings	-	3,907,394
Advances by borrowers for taxes and insurance	2,811,581	1,463,809
Interest payable	1,965,901	2,467,199
Other liabilities	8,330,791	8,526,819
Total liabilities	873,371,474	875,503,162

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $.01 par value Authorized and unissued — 5,000,000 shares
Common stock, $.01 par value Authorized — 20,000,000 shares Issued and outstanding —4,179,879 and 4,226,638 shares	41,799	42,266
Additional paid-in capital	32,371,420	32,567,085
Retained earnings	56,874,576	56,725,785
Accumulated other comprehensive income (loss)	(705,708)	(414,380)
Unearned employee stock ownership plan (ESOP) shares	(1,827,446)	(1,906,906)
Total stockholders' equity	86,754,641	87,013,850

Total liabilities and stockholders' equity	$960,126,115	$962,517,012

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended
	March 31
	2008	2007
Interest Income
Loans receivable, including fees	$13,048,954	$13,150,551
Investment seurities:
Mortgage-backed securities	158,424	116,577
Federal Home Loan Bank stock	119,027	127,181
Other investments	405,439	388,188
Deposits with financial institutions	25,256	26,873
Total interest income	13,757,100	13,809,370

Interest Expense
Passbook savings	68,812	70,173
Certificates of deposit	4,614,867	5,098,191
Daily Money Market accounts	110,485	155,278
Demand and NOW acounts	513,486	673,997
Federal Home Loan Bank advances	2,063,042	1,800,757
Other interest expense	26,088	15,606
Total interest expense	7,396,780	7,814,002

Net Interest Income	6,360,320	5,995,368
Provision for losses on loans	612,500	332,500
Net Interest Income After Provision for Loan Losses	5,747,820	5,662,868

Other Income
Service fee income	1,159,332	1,063,534
Net realized gain on redemption of VISA stock	137,434
Equity in losses of limited partnerships	(23,644)	(26,591)
Commissions	292,096	197,328
Net gains on sales of loans	183,359	68,218
Net servicing fees	26,839	22,385
Increase in cash surrender value of life insurance	276,500	337,500
Other income	68,180	70,135
Total other income	2,120,096	1,732,509

Other Expenses
Salaries and employee benefits	3,818,341	3,638,925
Net occupancy expenses	451,311	415,625
Equipment expenses	343,362	317,637
Data processing fees	266,813	255,556
Automated teller machine	202,572	174,614
Professional fees	209,152	178,655
Advertising and promotion	230,421	208,727
Other expenses	979,683	1,028,757
Total other expenses	6,501,655	6,218,496

Income Before Income Tax	1,366,261	1,176,881
Income tax expense	151,000	132,700

Net Income	$1,215,261	$1,044,181

Basic earnings per share	$0.30	$0.25

Diluted earnings per share	$0.30	$0.25

Dividends per share	$0.16	$0.15

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Three Months Ended March 31, 2008
(Unaudited)

						Accumulated
	Common Stock		Additional			Other	Unearned
	Shares		paid-in	Comprehensive	Retained	Comprehensive	ESOP
	Outstanding	Amount	capital	Income	Earnings	Income (Loss)	shares	Total

Balances, December 31, 2007, as reported	4,226,638	$42,266	$32,567,085		$56,725,785	$(414,380)	$(1,906,906)	$87,013,850

Comprehensive income

Net income for the period				$1,215,261	1,215,261			1,215,261

Other comprehensive income, net of tax

Net unrealized losses on securities				(291,328)		(291,328)		(291,328)

Comprehensive income				$923,933

ESOP shares earned			28,407				79,460	107,867

Cash dividends ($.16 per share)					(667,488)			(667,488)

RRP shares earned			5,264					5,264

Stock repurchased and retired	(46,759)	(467)	(229,336)		(398,982)			(628,785)

Stock options exercised	0	0	0					0

Balances, March 31, 2008	4,179,879	41,799	$32,371,420		$56,874,576	$(705,708)	$(1,827,446)	$86,754,641

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31
	2008	2007
Operating Activities
Net income	$1,215,261	$1,044,181
Items not requiring (providing) cash
Provision for loan losses	612,500	332,500
ESOP shares earned	107,867	161,240
RRP shares earned	5,264	5,264
Depreciation and amortization	637,836	634,307
Deferred income tax	(17,000)	(210,000)
Loans originated for sale	(14,544,092)	(4,901,939)
Proceeds from sales of loans held for sale	14,012,948	4,970,687
Gains on sales of loans held for sale	(183,359)	(68,218)
Change in
Interest receivable	338,783	479,591
Other assets	21,568	(484,407)
Interest payable	(501,298)	(71,643)
Other liabilities	(196,028)	544,977
Cash value of life insurance	(276,500)	(337,500)
Other adjustments	190,069	20,436
Net cash provided by operating activities	1,423,819	2,119,476

Investing Activities
Purchases of securities available for sale	(3,705,055)	(293,636)
Proceeds from matuities and paydowns of securities available for sale	1,936,951	1,217,395
Net change in loans	9,244,021	10,135,528
Purchases of premises and equipment	(952,212)	(162,931)
Proceeds from real estate owned sales	147,756	300,378
Cash paid in acquisition, net	-	(512,000)
Other investing activities	25,168	25,167
Net cash provided by investing activities	6,696,629	10,709,901

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	11,175,376	13,108,373
Certificates of deposits	514,538	(15,810,172)
Repayment of note payable	(410,376)	(240,678)
Proceeds from FHLB advances	126,300,000	73,800,000
Repayment of FHLB advances	(136,417,620)	(88,319,618)
Repayment of other short term borrowing	(3,907,394)	-
Net change in advances by borrowers for taxes and insurance	1,347,772	1,184,076
Stock repurchased	(628,785)	(317,281)
Proceeds from stock options exercised	-	87,000
Cash dividends	(667,488)	(653,048)
Net cash used in financing activities	(2,693,977)	(17,161,348)

Net Change in Cash and Cash Equivalents	5,426,471	(4,331,971)

Cash and Cash Equivalents, Beginning of Year	23,648,171	24,914,872

Cash and Cash Equivalents, End of Year	$29,074,642	$20,582,901

Additional Cash Flows Information
Interest paid	$7,898,078	$7,885,645
Income tax paid	700,000	100,000
Transfers from loans to foreclosed real estate	321,612	80,143
Mortgage servicing rights capitalized	139,693	49,520

See Notes to Consolidated Condensed Financial Statements

MutualFirst Financial, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The consolidated condensed financial statements include the accounts of MutualFirst Financial, Inc. (the “Company”), its wholly owned subsidiary, Mutual Federal Savings Bank, a federally chartered savings bank (“Mutual Federal”), Mutual Federal’s wholly owned subsidiaries, First MFSB Corporation and Mutual Federal Investment Company (“MFIC”), and MFIC majority owned subsidiary, Mutual Federal REIT, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2007 filed with the Securities and Exchange Commission.

The interim consolidated financial statements at March 31, 2008 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2007 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings per share

Earnings per share were computed as follows: (Dollars in thousands except per share data)

	Three Months Ended Ended March 31,
	2008			2007
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
	(000's)			(000's)

Basic Earnings Per Share
Income available to common shareholders	$1,215	4,003,509	$0.30	$1,044	4,129,925	$0.25
Effect of Dilutive securities
Stock options and RRP grants		0			67,195
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$1,215	4,003,509	$0.30	$1,044	4,197,120	$0.25

Options of 380,613 and 91,000 shares were not included in the calculation above due to being anti-dilutive to earnings per share as of March 31, 2008 and March 31, 2007.

Note 3: Future Accounting Pronouncements

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS141R). SFAS 141R established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations where the acquisition date is on or after fiscal years beginning after December 15, 2008. SFAS 141R is expected to have an impact on the Company’s accounting for any business combinations closing on or after January 1, 2009.

In December 2007, the FASB issues SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for fiscal years beginning after December 15, 2008.

Note 4: Disclosures About Fair Value of Assets and Liabilities

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the year.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. The Company uses a third-party provider to provide market prices on its securities and no securities are priced as Level 1 securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include mortgage-backed, collateralized mortgage, federal agency and certain corporate obligation securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain corporate obligation securities.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$44,481,044	$—	$34,769,704	$9,711,340

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Available-for- sale securities

Beginning balance	$9,923,242

Total realized and unrealized gains and losses
Included in net income
Included in other comprehensive income	(211,902)
Purchases, issuances and settlements
Transfers in and/or out of Level 3

Ending balance	$9,711,340

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

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

Mutual Federal was originally organized in 1889 and currently conducts its business from twenty-two full service offices located in Delaware, Elkhart, Grant, Kosciusko, Randolph, and Wabash counties, Indiana, with its main office located in Muncie. Mutual Federal’s principal business consists of attracting deposits from the general public and originating fixed and variable rate loans secured primarily by first mortgage liens on residential and commercial real estate, consumer goods, and business assets. Mutual Federal’s deposit accounts are insured by the Federal Deposit Insurance Corporation up to applicable limits.

Mutual Federal currently owns two subsidiaries, First MFSB Corporation and Mutual Federal Investment Company. The assets of First MFSB Corporation consist of an investment in Family Financial Holdings Incorporated. Family Financial is an ordinary Indiana corporation that provides debt cancellation products to financial institutions. MFIC is a Nevada corporation holding approximately $29 million in investments. MFIC currently owns one subsidiary, Mutual Federal REIT. The assets of Mutual Federal REIT consist of approximately $131 million in one-to four-family mortgage loans.

The following should be read in conjunction with the Management’s Discussion and Analysis in the Company’s December 31, 2007 Annual Report on Form 10-K.

Critical Accounting Policies

The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies presented on pages 65 to 69 of the Annual Report on Form 10-K for the year ended December 31, 2007. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets, mortgage servicing rights and intangible assets.

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

The Federal Funds rate set by the Board of Governors of the Federal Reserve System has decreased 200 basis points from December 31, 2007 to March 31, 2008. These decreases in the Federal Funds rate have allowed for deposits and borrowings to reprice lower. Any future decreases in the Federal Funds rate in the upcoming months should allow for continued downward repricing of our deposits and borrowings, reducing pressure on net interest income. Any increase in the Federal Funds rate will increase interest expense and reduce net interest income if there is not a corresponding increase in long term rates.

Since 2000 it has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of consumer and commercial loans to total loans has increased from 35% at the end of 2000 to 45% currently. As we continue to increase our investment in business-related loans, which are considered to entail greater risks than one-to four- family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses may increase to reflect this increased risk. On the liability side of the balance sheet, the Company is employing strategies to increase the balance of core deposit accounts such as low cost checking and money market accounts. The percentage of core deposits to total deposits has increased from 33% to 37% over this time period. These are ongoing strategies that are dependent on current market conditions and competition.

During the first three months of 2008, in keeping with its strategic objective to reduce interest rate risk exposure, the Company also sold $14.0 million of long term fixed rate loans that had been held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $183,000.

The Company converted to a public company at the end of 1999, and at the end of 2000 bought a $200 million thrift for stock. Since that time the Company has been buying back the Company’s stock to manage capital levels and enhance earnings per share. During the first three months of 2008, the Company used $629,000 for this purpose, thereby reducing earning assets from where they otherwise would have been and correspondingly reducing net interest income.

On March 22, 2007 the Bank completed the acquisition of Wagley Investment Advisors, Inc. Wagley Investment Advisors, Inc. is now known as Mutual Financial Advisors, providing new and expanded investment management services not previously offered by the Bank.  Mutual Financial Advisors offers a full range of non-bank investment options and money management.

Results of operations also depend upon the level of the Company’s non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses. In addition to the recent acquisition of Wagley Investment Advisors, the Company opened a new branch in Elkhart County in February 2008. The intent of these initiatives is to increase income over the long term. However, on a short term basis, expenses relating to the new branches and a new division will have the affect of increasing non-interest expense with limited immediate offsetting income.

On January 7, 2008, MutualFirst announced it had entered into a definitive agreement with MFB Corp. (“MFB”) and MFB’s savings bank subsidiary, MFB Financial, will be merged with and into the MutualFirst’s savings bank subsidiary, Mutual Federal. MutualFirst has filed the appropriated applications and filings with the appropriate agencies and expects the transaction to take place early in the third quarter of 2008. This transaction will allow Mutual Federal to enter into new markets and to enhance trust services to existing customers through trust powers received from MFB Financial.

Financial Condition

Assets totaled $960.1 million at March 31, 2008, a decrease from December 31, 2007 of $2.4 million, or 0.2%. Gross loans, excluding loans held for sale, decreased $9.0 million, or 1.0%. Consumer loans decreased $5.2 million or 2.3%, and commercial loans increased $4.9 million, or 3.5%, while residential mortgage loans held in the portfolio decreased $8.7 million, or 2.0%. Residential mortgage loans held for sale increased $574,000 and mortgage loans sold during the quarter totaled $14.0 million compared to $5.0 million sold in the first quarter of last year. First quarter seasonality on consumer loans and mortgage loan sales are the primary reasons for the decreased loan balances. Investment securities available for sale increased $889,000, or 2.0%.

Allowance for loan losses was $8.4 million at March 31, 2008, an increase of $88,000 from December 31, 2007. Net charge offs for the quarter ended March 31, 2008 were $524,000 or .26% of average loans on an annualized basis compared to $269,000, or .13% of average loans for the comparable period in 2007. The increase was primarily due to a $200,000 commercial business loan recovery in the first quarter 2007 which was not duplicated in first quarter 2008. On a linked quarter basis net charge offs decreased from .33% of average loans on an annualized basis as of December 31, 2007 compared to .26% as of March 31, 2008. The allowance for loan losses as a percentage of non-performing loans and total loans was 73.14% and 1.05%, respectively at March 31, 2008, compared to 79.72% and 1.03%, respectively at December 31, 2007.

Total deposits were $678.1 million at March 31, 2008 an increase of $11.7 million, or 1.8% from December 31, 2007. This increase was due primarily to increases in core demand, money market and savings deposits of $11.2 million. Total borrowings decreased $14.5 million to $182.2 million at March 31, 2008 from $196.6 million at December 31, 2007 primarily due to the payment of several maturing and variable rate overnight FHLB advances.

Stockholders’ equity was $86.8 million at March 31, 2008, a decrease of $259,000, or 0.3% from December 31, 2007. The repurchase of 47,000 shares of common stock for $629,000 and dividend payments of $667,000 were partially offset by net income of $1.2 million and Employee Stock Ownership Plan (ESOP) and RRP shares earned of $113,000. Also, the market value of securities available for sale compared to their book value decreased $291,000 from a loss of $414,000 at December 31, 2007 to a loss of $706,000 at March 31, 2008 primarily due a significant repricing of risk in the fixed income markets.

Comparison of the Operating Results for the Three Months Ended March 31, 2008 and 2007

Net income for the first quarter ended March 31, 2008 was $1.2 million, or $.30 for basic and diluted earnings per share. This compared to net income for the same period in 2007 of $1.0 million, or $.25 for basic and diluted earnings per share. Annualized return on assets was .51% and return on average tangible equity was 6.80% for the first quarter of 2008 compared to .44% and 5.79% respectively, for the same period of last year.

Net interest income before the provision for loan losses increased $365,000 from $6.0 million for the three months ended March 31, 2007 to $6.4 million for the three months ended March 31, 2008. The primary reason for the increase was a 15 basis point increase in the net interest margin to 2.94% compared to 2.79% for the first quarter 2007, reflecting the Bank’s liability sensitive nature, as short term interest rates declined and average interest-earning assets increased $5.6 million, or 0.7%. On a linked quarter basis, net interest margin increased to 2.94% for the three months ended March 31, 2008 compared to 2.84% for the three months ended December 31, 2007.

The provision for loan losses for the first quarter of 2008 was $612,000, increased from $332,000 for last year’s comparable period. The increase was due to increased net charge offs and increased delinquency over the comparable period in 2007. On a linked quarter basis, the provision for loan losses decreased $231,000 primarily due to lower charge offs as discussed above. Non-performing loans to total loans at March 31, 2008 were 1.44% compared to 1.29% at December 31, 2007. This increase in non-performing loans was primarily due to an increased weakening in residential property loans and consumer related loans. Non-performing assets to total assets were 1.47% at March 31, 2008 compared to 1.35% at December 31, 2007.

Non-interest income increased $387,000 to $2.1 million, or 22.3% for the three months ended March 31, 2008 compared to the same period in 2007. The increase was primarily due to increases in service fees on transaction accounts of $95,000, or 9.0% primarily due to enhanced service offerings, increases in gains on sales and servicing of loans sold of $119,000, or 130.8% primarily due to increased mortgage production and sales, increases in commission income of $95,000, or 48.0% primarily due to Mutual Financial Advisors and increased investment transactions and $137,000 of non-recurring income due to the mandatory redemption of Visa stock. These increases were partially offset by a decrease in cash surrender value of life insurance of $61,000, or 18.1% primarily due to lower market rates. On a linked quarter basis, non-interest income increased $40,000.

Non-interest expense increased to $6.5 million for the three months ended March 31, 2008 compared to $6.2 million for the same period in 2007. Increases in current quarter non-interest expense compared to the same period in 2007 include increases in salaries and employee benefits of $179,000 primarily due to a new branch opening and annual salary adjustments, increases in occupancy, equipment, and ATM expense of $89,000 primarily due to a new branch in Elkhart County, Indiana, increases in professional fees of $30,000 primarily due to the pending acquisition of MFB Corp., and increases in marketing expense of $21,000. These increases were partially offset by decreased other expenses of $48,000. On a linked quarter basis, non-interest expense decreased $31,000.

Income tax expense increased $18,000 for the three months ended March 31, 2008 compared to the same period in 2007 due to increased taxable income. The effective tax rate decreased from 11.3% to 11.1% due to an increased percentage of non-taxable income to taxable income when comparing the first quarter of 2007 and the first quarter of 2008, respectively.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year. As of March 31, 2008, Mutual Federal had liquid assets of $65.7 million and a liquidity ratio of 7.59%. It is anticipated that this level of liquidity will be adequate for the remainder of 2008.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Presented below as of March 31, 2008 and 2007 is an analysis of Mutual Federal’s interest rate risk as measured by changes in Mutual Federal’s net portfolio value (“NPV”) assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments.

March 31, 2008

Net Portfolio Value

Changes						NPV as % of PV of Assets
In Rates	$ Amount		$ Change		% Change	NPV Ratio	Change

+300 bp	62,311		-36,565		-37%	6.99%	-335	bp
+200 bp	76,308		-22,568		-23%	8.35%	-198	bp
+100 bp	87,643		-11,233		-11%	9.38%	-96	bp
0 bp	98,876					10.34%
-100 bp	102,800		3,924		4%	10.56%	23	bp
-200 bp	100,139		1,263		1%	10.45%	11	bp
-300 bp	n/m	(1)	n/m	(1)	n/m (1)	n/m (1)	n/m	(1)

March 31, 2007

Net Portfolio Value

Changes				NPV as % of PV of Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	61,725	-43,636	-41%	7.18%	-421	bp
+200 bp	77,888	-27,473	-26%	8.83%	-256	bp
+100 bp	91,995	-13,366	-13%	10.19%	-121	bp
0 bp	105,361			11.40%
-100 bp	113,287	7,926	8%	12.03%	63	bp
-200 bp	118,103	12,742	12%	12.34%	94	bp
-300 bp	124,379	19,018	18%	12.75%	135	bp

n/m(1) - not meaningful due to certain market interest rates would be below zero at that level of rate shock.

The analysis at March 31, 2008 indicates that there have been no material changes in market interest rates for Mutual Federal’s interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company’s annual report on Form 10-K for the period ended December 31, 2007.

ITEM - 4 Controls and Procedures.

(a)
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(c) under the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedure as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Act) that occurred during the quarter ended March 31, 2008 that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

Item 2.	Registered sales of Equity Securities and use of Proceeds

On September 12, 2007 the Company’s Board of Directors authorized management to repurchase an additional 5% of the Company’s outstanding stock, or approximately 215,000 shares. Information on the shares purchased during the first quarter of 2008 is as follows.

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price	As Part of Publicly	Be Purchased
	Shares Purchased	Per Share	Announced Plan	Under the Plan
				143,598	(1)
January 1, 2008 - January 31, 2008	20,000	$13.33	20,000	123,598
February 1, 2008 - February 29, 2008	25,000	13.55	25,000	98,598
March 1, 2008 - March 31, 2008	1,759	13.38	1,759	96,839

	46,759	$13.45	46,759

(1) Amount represents the number of shares available to be repurchased under the plan as of December 31, 2007

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits

Exhibit 31.1 – Rule 13a – 14(a) Certification – Chief Executive Officer
Exhibit 31.2 – Rule 13a – 14(a) Certification – Chief Financial Officer
Exhibit 32 – Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MutualFirstFinancial, Inc.

Date: May 12, 2008	By: /s/ David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: May 12, 2008	By: /s/ Timothy J. McArdle
Timothy J. McArdle
Senior Vice President and Treasurer