Form 10-Q
period 2008-06-30
MUTUALFIRST FINANCIAL INC
filed 2008-08-08
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM - TO

Commission File Number: 000-27905

MutualFirst Financial, Inc.
(Exact Name of registrant specified in its charter)

Maryland	35-2085640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

The number of shares of the Registrant’s common stock, with $.01 par value, outstanding as of August 8, 2008 was 6,994,754.

FORM 10 - Q
MutualFirst Financial, Inc.

PART 1 FINANCIAL INFORMATION
ITEM 1. Financial Statements
MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)

Assets
Cash	$20,378,445	$21,003,114
Interest-bearing demand deposits	9,663,238	2,645,057
Cash and cash equivalents	30,041,683	23,648,171
Interest-bearing deposits	0	100,000
Investment securities available for sale	54,516,378	43,592,485
Loans held for sale	1,060,781	1,644,615
Loans	801,346,831	810,788,842
Allowance for loan losses	(8,603,588)	(8,352,345)
Net loans	792,743,243	802,436,497
Premises and equipment	17,241,051	16,168,434
Federal Home Loan Bank of Indianapolis stock, at cost	10,914,300	10,036,900
Investment in limited partnerships	3,141,833	3,246,468
Cash surrender value of life insurance	30,903,260	30,350,760
Foreclosed real estate	2,301,588	1,364,505
Interest receivable	3,584,194	3,692,879
Goodwill	14,187,725	14,187,725
Deferred income tax benefit	7,675,991	5,174,082
Other assets	7,139,894	6,873,491

Total assets	$975,451,921	$962,517,012

Liabilities
Deposits
Non-interest-bearing	$49,680,185	$47,172,012
Interest bearing	627,996,889	619,235,341
Total deposits	677,677,074	666,407,353
Federal Home Loan Bank advances	198,778,290	191,675,155
Notes payable	676,268	1,055,433
Other borrowings	250,175	3,907,394
Advances by borrowers for taxes and insurance	3,880,454	1,463,809
Interest payable	2,005,545	2,467,199
Other liabilities	8,753,611	8,526,819
Total liabilities	892,021,417	875,503,162

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $.01 par value Authorized and unissued — 5,000,000 shares
Common stock, $.01 par value
Authorized — 20,000,000 shares Issued and outstanding —4,118,079 and 4,226,638 shares	41,181	42,266
Additional paid-in capital	32,122,140	32,567,085
Retained earnings	56,921,411	56,725,785
Accumulated other comprehensive income (loss)	(3,906,242)	(414,380)
Unearned employee stock ownership plan (ESOP) shares	(1,747,986)	(1,906,906)
Total stockholders' equity	83,430,504	87,013,850

Total liabilities and stockholders' equity	$975,451,921	$962,517,012

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Interest Income
Loans receivable, including fees	$12,747,150	$13,405,006	$25,796,104	$26,555,556
Investment seurities:
Mortgage-backed securities	219,471	111,722	377,895	228,299
Federal Home Loan Bank stock	134,264	110,275	253,290	237,457
Other investments	361,511	398,024	766,950	786,212
Deposits with financial institutions	26,529	30,800	51,786	57,672
Total interest income	13,488,925	14,055,827	27,246,025	27,865,196

Interest Expense
Passbook savings	72,553	72,365	141,365	142,538
Certificates of deposit	4,142,148	5,196,614	8,757,016	10,294,805
Daily Money Market accounts	75,432	161,524	185,917	316,802
Demand and NOW acounts	289,712	726,664	803,197	1,400,661
Federal Home Loan Bank advances	2,092,243	1,768,094	4,155,285	3,568,851
Other interest expense	17,009	16,106	43,098	31,712
Total interest expense	6,689,097	7,941,367	14,085,878	15,755,369

Net Interest Income	6,799,828	6,114,460	13,160,147	12,109,827
Provision for losses on loans	732,500	532,500	1,345,000	865,000
Net Interest Income After Provision for Loan Losses	6,067,328	5,581,960	11,815,147	11,244,827

Other Income
Service fee income	1,365,385	1,245,876	2,524,717	2,309,411
Net realized gain on redemption of VISA stock	0	0	137,434	0
Equity in losses of limited partnerships	(23,644)	(26,591)	(47,288)	(53,183)
Commissions	307,578	243,883	599,673	441,211
Net gains on sales of loans	128,220	79,104	311,579	147,322
Net servicing fees	28,641	16,644	55,480	39,030
Increase in cash surrender value of life insurance	276,000	317,500	552,500	655,000
Other income	27,075	77,932	95,255	148,067
Total other income	2,109,255	1,954,348	4,229,350	3,686,858

Other Expenses
Salaries and employee benefits	3,892,190	3,654,317	7,710,531	7,293,241
Net occupancy expenses	448,525	362,645	899,836	778,270
Equipment expenses	355,388	328,823	698,750	646,460
Data processing fees	243,388	298,484	510,201	554,040
Automated teller machine	195,382	172,421	397,954	347,035
Professional fees	230,968	177,410	440,119	356,065
Advertising and promotion	316,990	228,743	547,411	437,470
Other expenses	1,188,435	981,941	2,168,117	2,010,699
Total other expenses	6,871,266	6,204,784	13,372,919	12,423,280

Income Before Income Tax	1,305,317	1,331,524	2,671,578	2,508,405
Income tax expense	131,000	203,000	282,000	335,700

Net Income	$1,174,317	$1,128,524	$2,389,578	$2,172,705

Basic earnings per share	$0.30	$0.27	$0.60	$0.53

Diluted earnings per share	$0.30	$0.27	$0.60	$0.52

Dividends per share	$0.16	$0.15	$0.32	$0.30

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Six Months Ended June 30, 2008
(Unaudited)

						Accumulated
	Common Stock		Additional			Other	Unearned
	Shares		paid-in	Comprehensive	Retained	Comprehensive	ESOP
	Outstanding	Amount	capital	Income	Earnings	Income (Loss)	shares	Total

Balances, December 31, 2007, as reported	4,226,638	$42,266	$32,567,085		$56,725,785	$(414,380)	$(1,906,906)	$87,013,850

Comprehensive income

Net income for the period				$2,389,578	2,389,578			2,389,578

Other comprehensive income, net of tax

Net unrealized losses on securities				(3,491,862)		(3,491,862)		(3,491,862)

Comprehensive income				$(1,102,284)

ESOP shares earned			41,197				158,920	200,117

Cash dividends ($.32 per share)					(1,329,882)			(1,329,882)

RRP shares earned			10,528					10,528

Stock repurchased and retired	(108,559)	(1,085)	(496,670)		(864,070)			(1,361,825)

Balances, June 30, 2008	4,118,079	41,181	$32,122,140		$56,921,411	$(3,906,242)	$(1,747,986)	$83,430,504

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Operating Activities
Net income	$2,389,578	$2,172,705
Items not requiring (providing) cash
Provision for loan losses	1,345,000	865,000
ESOP shares earned	200,117	310,461
RRP shares earned	10,528	10,528
Depreciation and amortization	1,337,054	1,311,864
Deferred income tax	(174,000)	(350,000)
Loans originated for sale	(27,657,883)	(11,748,865)
Proceeds from sales of loans held for sale	28,270,879	12,103,665
Gains on sales of loans held for sale	(311,579)	(147,322)
Change in
Interest receivable	108,685	342,790
Other assets	16,014	28,743
Interest payable	(461,654)	151,756
Other liabilities	226,792	897,984
Cash value of life insurance	(552,500)	(655,000)
Other adjustments	(239,639)	35,813
Net cash provided by operating activities	4,507,392	5,330,122

Investing Activities
Net change in interest earning deposits	100,000	100,000
Purchases of securities available for sale	(20,761,567)	(568,879)
Proceeds from matuities and paydowns of securities available for sale	3,628,076	1,869,443
Net change in loans	6,230,513	8,003,005
Purchases of premises and equipment	(1,787,614)	(444,584)
Proceeds from real estate owned sales	291,651	635,776
Cash paid in acquisition, net	-	(515,475)
Other investing activities	50,335	50,335
Net cash (used in) provided by investing activities	(12,248,606)	9,129,621

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	4,199,589	7,614,160
Certificates of deposits	7,070,132	(20,042,804)
Repayment of note payable	(410,376)	(240,678)
Proceeds from FHLB advances	265,725,000	204,150,000
Repayment of FHLB advances	(258,517,338)	(207,088,800)
Repayment of other short term borrowing	(3,657,219)	-
Net change in advances by borrowers for taxes and insurance	2,416,645	1,844,972
Stock repurchased	(1,361,825)	(853,692)
Proceeds from stock options exercised	-	87,000
Cash dividends	(1,329,882)	(1,300,353)
Other financing activities		250,500
Net cash (used in) provided by financing activities	14,134,726	(15,579,695)

Net Change in Cash and Cash Equivalents	6,393,512	(1,119,952)

Cash and Cash Equivalents, Beginning of Year	23,648,171	24,914,872

Cash and Cash Equivalents, End of Period	$30,041,683	$23,794,920

Additional Cash Flows Information
Interest paid	$14,547,532	$15,603,613
Income tax paid	900,000	230,000
Transfers from loans to foreclosed real estate	1,491,696	932,584
Mortgage servicing rights capitalized	282,417	120,772

See Notes to Consolidated Condensed Financial Statements

MutualFirst Financial, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS

Note 1: Basis of Presentation

The consolidated condensed financial statements include the accounts of MutualFirst Financial, Inc. (the “Company”), its wholly owned subsidiary, Mutual Bank, a federally chartered savings bank (“Mutual”), Mutual’s wholly owned subsidiaries, First MFSB Corporation and Mutual Federal Investment Company (“MFIC”), and MFIC majority owned subsidiary, Mutual Federal REIT, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The interim consolidated financial statements at June 30, 2008 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2007 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings per share

Note 2 — Earnings per share

Earnings per share were computed as follows: (Dollars in thousands except per share data)

	Three Months Ended Ended June 30,
	2008			2007
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
	(000's)			(000's)

Basic Earnings Per Share
Income available to common shareholders	$1,174	3,970,982	$0.30	$1,129	4,120,844	$0.27
Effect of Dilutive securities
Stock options and RRP grants		0			53,142
Diluted Earnings Per Share

Income available to common stockholders and assumed
conversions	$1,174	3,970,982	$0.30	$1,129	4,173,986	$0.27

	Six Months Ended Ended June 30,
	2008			2007
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
	(000's)			(000's)

Basic Earnings Per Share
Income available to common shareholders	$2,390	3,987,123	$0.60	$2,173	4,125,935	$0.53
Effect of Dilutive securities
Stock options and RRP grants		0			60,168
Diluted Earnings Per Share

Income available to common stockholders and assumed
conversions	$2,390	3,987,123	$0.60	$2,173	4,186,103	$0.52

Options of 380,613 and 91,000 shares were not included in the calculation above due to being anti-dilutive to earnings per share as of June 30, 2008 and June 30, 2007.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for fiscal years beginning after December 15, 2008.

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

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$54,516,378	$—	$48,743,878	$5,772,500

The following is a reconciliation of the beginning and ending balances for the three months ended June 30, 2008 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Available-for- sale securities

Beginning balance	$9,711,340

Total realized and unrealized gains and losses
Included in net income
Included in other comprehensive income	(3,938,840)
Purchases, issuances and settlements
Transfers in and/or out of Level 3

Ending balance	$5,772,500

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

The following is a reconciliation of the beginning and ending balances for the six months ended June 30, 2008 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Available-for- sale securities

Beginning balance	$9,923,242

Total realized and unrealized gains and losses
Included in net income
Included in other comprehensive income	(4,150,742)
Purchases, issuances and settlements
Transfers in and/or out of Level 3

Ending balance	$5,772,500

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

Note 5: Stock Option Plan

MutualFirst Financial, Inc. shareholders approved a new Stock Option Plan at the last shareholder’s meeting. There have been no stock options granted on the new plan.

Note 6: Subsequent Event

On July 18, 2008, the Company completed its acquisition of MFB Corp. MFB Financial, the wholly owned subsidiary of MFB Corp., was merged into Mutual as part of this acquisition. This merger added ten branch offices in St. Joseph and Elkhart counties, Indiana, two trust offices in Hamilton and Montgomery counties, Indiana, and a loan production office in Berrien County, Michigan to the existing Bank footprint as discussed below.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

MutualFirst Financial, Inc., a Maryland corporation (the “Company”), was organized in September 1999. On December 29, 1999, it acquired the common stock of Mutual Bank (“Mutual”) upon the conversion of Mutual from a federal mutual savings bank to a federal stock savings bank.

Mutual was originally organized in 1889 and currently conducts its business from twenty-two full service offices located in Delaware, Elkhart, Grant, Kosciusko, Randolph, and Wabash counties, Indiana, with its main office located in Muncie. Mutual’s principal business consists of attracting deposits from the general public and originating fixed and variable rate loans secured primarily by first mortgage liens on residential and commercial real estate, consumer goods, and business assets. Mutual’s deposit accounts are insured by the Federal Deposit Insurance Corporation up to applicable limits.

Mutual currently owns two subsidiaries, First MFSB Corporation and Mutual Federal Investment Company (“MFIC”). The assets of First MFSB Corporation consist of an investment in Family Financial Holdings Incorporated. Family Financial is an ordinary Indiana corporation that provides debt cancellation products to financial institutions. MFIC is a Nevada corporation holding approximately $45 million in investments. MFIC currently owns one subsidiary, Mutual Federal REIT. The assets of Mutual Federal REIT consist of approximately $124 million in one-to four-family mortgage loans.

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

Intangible Assets

The Company periodically assesses the potential impairment of its goodwill and the recoverability of its core deposit intangible. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If actual external conditions and future operating results differ from the Company’s judgments, impairment and/or increased amortization charges may be necessary to reduce the carrying value of these assets to the appropriate value.

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

The Federal Funds rate set by the Board of Governors of the Federal Reserve System has decreased 225 basis points from December 31, 2007 and 325 basis points from June 30, 2007 to June 30, 2008. These decreases in the Federal Funds rate have allowed for deposits and borrowings to reprice lower. Any future decreases in the Federal Funds rate in the upcoming months should allow for continued downward repricing of our deposits and borrowings, reducing pressure on net interest income. Any increase in the Federal Funds rate will increase interest expense and reduce net interest income if there is not a corresponding increase in long term rates.

Since 2000 it has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of consumer and commercial loans to total loans has increased from 35% at the end of 2000 to 46% currently. As we continue to increase our investment in business-related loans, which are considered to entail greater risks than one-to four- family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses may increase to reflect this increased risk. On the liability side of the balance sheet, the Company is employing strategies to increase the balance of core deposit accounts such as low cost checking and money market accounts. The percentage of core deposits to total deposits has increased from 33% to 36% over this time period. These are ongoing strategies that are dependent on current market conditions and competition.

During the first six months of 2008, in keeping with its strategic objective to reduce interest rate risk exposure, the Company also sold $28.2 million of long term fixed rate loans that had been held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $312,000.

The Company converted to a public company at the end of 1999, and at the end of 2000 bought a $200 million thrift for stock. Since that time the Company has been buying back the Company’s stock to manage capital levels and enhance earnings per share. During the first six months of 2008, the Company used $1.4 million for this purpose, thereby reducing earning assets from where they otherwise would have been and correspondingly reducing net interest income.

On March 22, 2007 the Bank completed the acquisition of Wagley Investment Advisors, Inc. Wagley Investment Advisors, Inc. is now known as Mutual Financial Advisors, providing new and expanded investment management services not previously offered by the Bank.  Mutual Financial Advisors offers a full range of non-bank investment options and money management.

Results of operations also depend upon the level of the Company’s non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses. In addition to the recent acquisition of Wagley Investment Advisors, the Company opened a new branch in Elkhart County in February 2008 and plans to open another in September 2008 in Elkhart County. The intent of these initiatives is to increase income over the long term. However, on a short term basis, expenses relating to the new branches and a new division will have the affect of increasing non-interest expense with limited immediate offsetting income.

On July 18, 2008, the Company completed the acquisition of MFB Corp and its thrift subsidiary. This transaction allows the Bank to enter into new markets, expand commercial lending and enhance trust services to existing customers through trust powers received from MFB Financial.

Financial Condition

Assets totaled $975.5 million at June 30, 2008, an increase from December 31, 2007 of $12.9 million, or 1.3%. Loans, excluding loans held for sale, decreased $9.0 million or 1.1%. Consumer loans decreased $3.6 million, or 1.6%, while commercial loans increased $5.0 million, or 3.5%, and residential mortgage loans held in the portfolio decreased $10.4 million, furthering our strategy to reduce the percentage of fixed rate real estate mortgage loans to total loans. Mortgage loans held for sale decreased $584,000 and mortgage loans sold during the first half of 2008 totaled $28.2 million compared to $12.1 million during the same period in 2007. The decreased loan balances were due primarily to an increase in sales of fixed rate real estate mortgage loans. Investment securities available for sale increased $10.9 million, or 25.0%, offsetting the reduction in the loan portfolio. Cash and cash equivalents increased $6.4 million, or 27.0% as the bank’s interest earning cash accounts increased.

Allowance for loan losses increased $252,000 to $8.6 million when comparing June 30, 2008 to December 31, 2007. Net charge offs for the first half of 2008 were $1.1 million, or .27% of average loans on an annualized basis compared to $744,000, or .18% of average loans for the comparable period in 2007. On a linked quarter basis, net charge offs compared to average loans were .28% in the second quarter 2008 compared to .26% in the first quarter 2008. As of June 30, 2008 the allowance for loan losses as a percentage of loans receivable and non-performing loans was 1.07% and 78.35%, respectively, compared to 1.03% and 79.72%, respectively, at December 31, 2007.

Total deposits were $677.7 million at June 30, 2008, an increase from $666.4 million at December 31, 2007. This increase was due primarily to increases in core demand, money market and savings deposits of $4.2 million and wholesale deposits of $15.8 million. The increase was partially offset by decreases in certificates of deposit of $8.7 million. Total borrowings increased $3.1 million to $199.7 million at June 30, 2008 from $196.6 million at December 31, 2007.

Stockholders’ equity decreased $3.6 million, or 4.1%, from $87.0 million at December 31, 2007, to $83.4 million at June 30, 2008. The decrease was due primarily to a decrease in the market value of securities available for sale compared to their book value of $3.5 million from a loss of $414,000 at December 31, 2007 to a loss of $3.9 million at June 30, 2008. This decrease was due primarily to price decreases, caused chiefly by illiquid credit markets, in certain investment grade trust preferred securities owned by the bank. The decrease in the investment grade trust preferred securities are not seen as other than temporary price changes. Other decreases in stockholders’ equity resulted from the use of $1.4 million to repurchase 109,000 shares of common stock and dividend payments of $1.3 million. These decreases were partially offset by net income of $2.4 million, and Employee Stock Ownership Plan (ESOP) and RRP shares earned of $211,000.

Comparison of the Operating Results for the Three Months Ended June 30, 2008 and 2007

Net income for the second quarter ended June 30, 2008 was $1.2 million, or $.30 for basic and diluted earnings per share. This compared to net income for the comparable period in 2007 of $1.1 million, or $.27 for basic and diluted earnings per share. Annualized return on assets was .49% and return on tangible equity was 6.58% for the second quarter of 2008 compared to .48% and 6.24% respectively, for the same period last year.

Net interest income before the provision for loan losses increased $685,000 from $6.1 million for the three months ended June 30, 2007 to $6.8 million for the three months ended June 30, 2008. The reasons for the increase were an $8.1 million, or .9%, increase in average interest earning assets and a 28 basis point increase in the net interest margin. On a linked quarter basis, net interest margin increased to 3.13% for the three months ended June 30, 2008 compared to 2.94% for the three months ended March 31, 2008.
The provision for loan losses for the second quarter of 2008 was $733,000, compared to $533,000 for last year’s comparable period. Non-performing loans to total loans at June 30, 2008 were 1.37% compared to .61% at June 30, 2007. Non-performing assets to total assets were 1.51% at June 30, 2008 compared to .80% at June 30, 2007. On a linked quarter basis, non-performing loans to total loans decreased from 1.44% for the quarter ended March 31, 2008 to 1.37% for the quarter ended June 30, 2008.

Non-interest income increased $155,000 to $2.1 million, or 7.9%, for the three months ended June 30, 2008 compared to the same period in 2007. The increase was due primarily to increases in service fees on transaction accounts of $119,000, or 9.6%, due primarily to increased overdraft fees, increases in commission income of $64,000, or 26.2%, due primarily to increased annuity sales, and increases in net gain on loan sales and servicing of $61,000, or 63.8%, due primarily to increased loan sales.

Non-interest expense increased $667,000 to $6.9 million, or 10.8%, for the three months ended June 30, 2008 compared to the same period in 2007. Increases in current quarter non-interest expense compared to the same period in 2007 included increases in occupancy and equipment expense of $135,000, primarily due to a new branch office in Elkhart County, increases in salaries and employee benefits of $238,000, primarily due to salary adjustments and new employees for the Elkhart County branch, increases in marketing expense of $88,000, primarily due to re-branding of the Bank’s name, and increases in other expenses of $207,000, primarily due to FDIC premium increases and expenses related to the Bank’s name change.

Income tax expense decreased $72,000 for the three months ended June 30, 2008 compared to the same period in 2007 due primarily to less income subject to income taxes. The effective tax rate also decreased from 15.2% to 10.0% due to an increased percentage of low income housing tax credits to taxable income when comparing the second quarter of 2008 to the second quarter of 2007, respectively.

Comparison of the Operating Results for the Six Months Ended June 30, 2008 and 2007

Net income for the six months ended June 30, 2008 was $2.4 million or $.60 for basic and diluted earnings per share. This compared to net income for the comparable period in 2007 of $2.2 million or $.53 for basic and $.52 for diluted earnings per share. Annualized return on average assets was .50% and return on average tangible equity was 6.69% for the first half of 2008 compared to .46% and 6.01% respectively, for the same period last year.

Net interest income before the provision for loan losses increased $1.1 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The reasons for the increase were similar to those stated above. Average interest earning assets increased $6.9 million, or 8.0% and the net interest margin increased by 22 basis points from 2.82% for the six months ended June 30, 2007 to 3.04% for the same period in 2008.
The provision for loan losses for the six months ended June 30, 2008 was $1.3 million compared to $865,000 for last year’s comparable period. The increased provision for the six months ended 2008 compared to the same time period in 2007 was a result of increased non-performing assets, mostly in one-to four-family and commercial real estate loans. Non-performing assets were 1.51% at June 30, 2008 compared to .80% at June 30, 2007.

For the six month period ended June 30, 2008 non-interest income increased $543,000, or 14.7%, to $4.2 million compared to $3.7 million for the same period in 2007. The increase was due primarily to increases in service fee income on transaction accounts of $215,000, or 9.3%, increases in commission income of $158,000, or 35.9%, increases in gains and serving of loans sold of $181,000, and the gain on redemption of VISA stock of $137,000. These increases were partially offset by a decrease in income from cash surrender value of life insurance of $103,000 and a decrease in other income of $53,000.

For the six month period ended June 30, 2008 non-interest expense increased $1.0 million, or 7.6%, to $13.4 million compared to $12.4 million for the same period in 2007. The increase was due primarily to increases in salaries and employee benefits of $417,000, primarily due to annual salary adjustments and staffing of a new branch, increases in occupancy and equipment expenses of $174,000, primarily due to the new Elkhart branch, increases in advertising of $110,000, primarily due to the re-branding of the bank’s name, increases in professional fees of $84,000, primarily due to legal expenses related to delinquent loans, and increases in other expenses of $157,000, due primarily to FDIC premium increases, merger related expenses and expenses related to the bank’s name change.

For the six-month period ended June 30, 2008, income tax expense decreased $54,000 compared to the same period in 2007. The decrease was due primarily to less income subject to income taxes. The effective tax rate also decreased from 13.3% to 10.6% due to an increased percentage of low income housing tax credits to taxable income when comparing the first half of 2008 to the first half of 2007, respectively.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year. As of June 30, 2008, Mutual Federal had liquid assets of $70.1 million and a liquidity ratio of 8.16%. It is anticipated that this level of liquidity will be adequate for the remainder of 2008.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Presented below as of June 30, 2008 and 2007 is an analysis of Mutual Federal’s interest rate risk as measured by changes in Mutual Federal’s net portfolio value (“NPV”) assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments.

			June 30, 2008

			Net Portfolio Value
Changes						NPV as % of PV of Assets
In Rates	$ Amount		$ Change		% Change	NPV Ratio	Change

+300 bp	55,648		-36,680		-40%	6.23%	-336 bp
+200 bp	68,115		-24,213		-26%	7.44%	-215 bp
+100 bp	81,281		-11,047		-12%	8.66%	-94 bp
0 bp	92,328					9.59%
-100 bp	96,594		4,266		5%	9.84%	25 bp
-200 bp	95,683		3,355		4%	9.59%	0 bp
-300 bp	n/m	(1)	n/m	(1)	n/m (1)	n/m (1)	n/m	(1)

		June 30, 2007

		Net Portfolio Value
Changes				NPV as % of PV of Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	58,286	-45,416	-44%	6.79%	-443 bp
+200 bp	74,945	-28,757	-28%	8.51%	-272 bp
+100 bp	89,486	-14,216	-14%	9.92%	-130 bp
0 bp	103,702			11.22%
-100 bp	114,324	10,622	10%	12.12%	90 bp
-200 bp	120,058	16,356	16%	12.52%	129 bp
-300 bp	126,889	23,187	22%	12.98%	176 bp

n/m(1) - not meaningful because certain market interest rates would be below zero at that level of rate shock.

The analysis at June 30, 2008 indicates that there have been no material changes in market interest rates for Mutual Federal’s interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company’s annual report on Form 10-K for the period ended December 31, 2007.

ITEM - 4 Controls and Procedures.

(a)
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(c) under the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended June 30, 2008 that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

On September 12, 2007 the Company’s Board of Directors authorized management to repurchase an additional 5% of the Company’s outstanding stock, or approximately 215,000 shares. Information on the shares purchased during the second quarter of 2008 is as follows.

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price	As Part of Publicly	Be Purchased
	Shares Purchased	Per Share	Announced Plan	Under the Plan
				96,839	(1)
April 1, 2008 - April 30, 2008	15,000	$12.82	15,000	81,839
May 1, 2008 - May 31, 2008	20,000	12.55	20,000	61,839
June 1, 2008 - June 30, 2008	26,800	10.81	26,800	35,039

	61,800	$11.86	61,800

(1) Amount represents the number of shares available to be repurchased under the plan as of March 31, 2008

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

The following is a record of the votes cast at the Company’s Annual Meeting of Stockholders in the election of directors of the Company:

	FOR	VOTE WITHHELD

Linn A. Crull	3,683,036	166,638

Wilbur R. Davis	3,680,793	168,881

Jon R. Marler	3,679,821	169,853

Accordingly, the individuals named above, were declared to be duly elected directors of the Company for terms to expire in 2011.

The following is a record of the votes cast for the proposal to ratify the appointment of BKD,LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007.

FOR	3,822,069
AGAINST	9,836
ABSTAIN	9,953

Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Corporation.

The following is a record of the votes cast for the proposal to approve the issuance of MutualFirst Financial, Inc. shares in the merger.

FOR	2,652,852
AGAINST	475,949
ABSTAIN	15,742

Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Corporation.

The following is a record of the votes cast for the proposal to approve the MutualFirst Financial, Inc. 2008 Stock Option and Incentive Plan.

FOR	2,508,332
AGAINST	619,754
ABSTAIN	16,458

Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Corporation.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Index to Exhibits

Number	Description

3.1	Charter of the Company, as amended

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on October 15, 2007 (File No. 000-27905))

31.1	Rule 13a - 14(a) Certification - Chief Executive Officer

31.2	Rule 13a - 14(a) Certification - Chief Financial Officer

32	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MutualFirstFinancial, Inc.

Date: August 8, 2008	By:	/s/ David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: August 8, 2008	By:	/s/ Timothy J. McArdle
Timothy J. McArdle
Senior Vice President and Treasurer