Form 10-Q
period 2008-09-30
MUTUALFIRST FINANCIAL INC
filed 2008-11-10
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM - TO

Commission File Number: 000-27905

MutualFirst Financial, Inc.
(Exact Name of registrant specified in its charter)

Maryland	35-2085640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

The number of shares of the Registrant’s common stock, with $.01 par value, outstanding as of November 7, 2008 was 6,984,754.

FORM 10 – Q
MutualFirst Financial, Inc.

PART 1 FINANCIAL INFORMATION
ITEM 1. Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)

Assets
Cash	$20,411,415	$21,003,114
Interest-bearing demand deposits	11,172,568	2,645,057
Cash and cash equivalents	31,583,983	23,648,171
Interest-bearing deposits	0	100,000
Investment securities available for sale	63,758,147	43,592,485
Investment securities held to maturity	9,863,577	0
Total investment securities	73,621,724	43,592,485
Loans held for sale	2,766,081	1,644,615
Loans	1,134,094,707	810,788,842
Allowance for loan losses	(12,216,863)	(8,352,345)
Net loans	1,121,877,844	802,436,497
Premises and equipment	36,277,516	16,168,434
Federal Home Loan Bank of Indianapolis stock, at cost	18,631,500	10,036,900
Investment in limited partnerships	4,655,008	3,246,468
Cash surrender value of life insurance	42,202,658	30,350,760
Foreclosed real estate	2,814,838	1,364,505
Interest receivable	5,310,187	3,692,879
Goodwill	28,956,830	14,187,725
Core deposit and other intangibles	7,809,948	1,005,703
Deferred income tax benefit	13,258,569	5,174,082
Other assets	9,124,565	5,867,788

Total assets	$1,398,891,251	$962,517,012

Liabilities
Deposits
Non-interest-bearing	$94,619,220	$47,172,012
Interest bearing	884,274,698	619,235,341
Total deposits	978,893,918	666,407,353
Federal Home Loan Bank advances	260,703,297	191,675,155
Notes payable	626,263	1,055,433
Other borrowings	15,334,163	3,907,394
Advances by borrowers for taxes and insurance	5,803,657	1,463,809
Interest payable	1,917,643	2,467,199
Other liabilities	11,638,499	8,526,819
Total liabilities	1,274,917,440	875,503,162

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $.01 par value Authorized and unissued — 5,000,000 shares
Common stock, $.01 par value Authorized — 20,000,000 shares Issued and outstanding —6,994,754 and 4,226,638 shares	69,947	42,266
Additional paid-in capital	71,754,341	32,567,085
Retained earnings	55,933,466	56,725,785
Accumulated other comprehensive income (loss)	(2,115,417)	(414,380)
Unearned employee stock ownership plan (ESOP) shares	(1,668,526)	(1,906,906)
Total stockholders' equity	123,973,811	87,013,850

Total liabilities and stockholders' equity	$1,398,891,251	$962,517,012

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Interest Income
Loans receivable, including fees	$17,602,717	$13,453,447	$43,398,821	$40,009,004
Investment seurities:
Mortgage-backed securities	511,684	127,575	889,579	355,874
Federal Home Loan Bank stock	244,137	111,766	497,428	349,223
Other investments	421,927	415,605	1,188,876	1,201,816
Deposits with financial institutions	44,194	20,091	95,980	77,763
Total interest income	18,824,659	14,128,484	46,070,684	41,993,680

Interest Expense
Passbook savings	70,492	71,099	211,857	213,637
Certificates of deposit	5,158,672	5,269,499	13,915,688	15,564,305
Daily Money Market accounts	225,863	166,426	411,780	483,229
Demand and NOW acounts	433,125	751,833	1,236,322	2,152,493
Federal Home Loan Bank advances	2,886,774	2,000,031	7,042,059	5,568,881
Other interest expense	214,482	18,034	257,579	49,746
Total interest expense	8,989,408	8,276,922	23,075,285	24,032,291

Net Interest Income	9,835,251	5,851,562	22,995,399	17,961,389
Provision for losses on loans	912,500	532,500	2,257,500	1,397,500
Net Interest Income After Provision for Loan Losses	8,922,751	5,319,062	20,737,899	16,563,889

Other Income
Service fee income	1,815,138	1,266,022	4,339,855	3,575,433
Net realized (loss) on sale of securities	(2,769,982)	0	(2,632,549)	0
Equity in losses of limited partnerships	(44,644)	(22,828)	(91,931)	(76,011)
Commissions	590,764	317,081	1,190,437	758,292
Net gains on sales of loans	1,050,143	76,337	1,361,722	223,659
Net servicing fees	61,987	14,217	117,467	53,247
Increase in cash surrender value of life insurance	356,896	297,500	909,396	952,500
Other income	51,943	55,953	147,197	204,020
Total other income	1,112,245	2,004,282	5,341,594	5,691,140

Other Expenses
Salaries and employee benefits	5,277,645	3,632,935	12,988,176	10,926,176
Net occupancy expenses	479,060	382,087	1,378,896	1,160,357
Equipment expenses	449,047	326,683	1,147,797	973,143
Data processing fees	359,143	259,385	869,344	813,425
Automated teller machine	324,651	187,261	722,604	534,296
Professional fees	381,191	176,125	821,310	532,190
Advertising and promotion	443,827	172,931	991,238	610,401
Software, subscriptions and maintenance	299,245	123,999	634,769	386,051
Other expenses	2,120,479	937,186	3,953,073	2,685,833
Total other expenses	10,134,288	6,198,592	23,507,207	18,621,872

Income Before Income Tax	(99,292)	1,124,752	2,572,286	3,633,157
Income tax expense (benefit)	(458,000)	(36,000)	(176,000)	299,700

Net Income	$358,708	$1,160,752	$2,748,286	$3,333,457

Basic earnings per share	$0.06	$0.28	$0.58	$0.81

Diluted earnings per share	$0.06	$0.28	$0.58	$0.80

Dividends per share	$0.16	$0.15	$0.48	$0.45

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2008
(Unaudited)

						Accumulated
	Common Stock		Additional			Other	Unearned
	Shares		paid-in	Comprehensive	Retained	Comprehensive	ESOP
	Outstanding	Amount	capital	Income	Earnings	Income (Loss)	shares	Total

Balances, December 31, 2007, as reported	4,226,638	$42,266	$32,567,085		$56,725,785	$(414,380)	$(1,906,906)	$87,013,850

Comprehensive income

Net income for the period				$2,748,286	2,748,286			2,748,286

Other comprehensive income, net of tax

Net unrealized losses on securities				(1,701,037)		(1,701,037)		(1,701,037)

Comprehensive income				$1,047,249

ESOP shares earned			40,559				238,380	278,939

Cash dividends ($.48 per share)					(2,448,256)			(2,448,256)

RRP shares earned			15,792					15,792

Stock issued in acquisition, net of costs	2,911,714	29,117	39,758,791					39,787,908

Stock repurchased and retired	(143,598)	(1,436)	(627,886)		(1,092,349)			(1,721,671)

Balances, September 30, 2008	6,994,754	69,947	$71,754,341		$55,933,466	$(2,115,417)	($1,668,526)	$123,973,811

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating Activities
Net income	$2,748,286	$3,333,457
Items not requiring (providing) cash
Provision for loan losses	2,257,500	1,397,500
ESOP shares earned	278,939	452,869
RRP shares earned	15,792	15,792
Depreciation and amortization	2,112,745	1,958,879
Deferred income tax	(174,000)	(346,000)
Loans originated for sale	(36,149,470)	(18,274,646)
Proceeds from sales of loans held for sale	35,629,776	17,256,137
Gains on sales of loans held for sale	(1,361,722)	(223,659)
Change in
Interest receivable	(186,387)	(101,622)
Other assets	661,762	122,085
Interest payable	(1,043,058)	504,151
Other liabilities	724,898	(16,832)
Cash value of life insurance	(909,396)	(952,500)
Other adjustments	(81,291)	378,469
Net cash provided by operating activities	4,524,374	5,504,080

Investing Activities
Net change in interest earning deposits	100,000	100,000
Acquired securities from sale of mutual funds	(9,863,577)
Purchases of securities available for sale	(40,564,802)	(5,168,191)
Proceeds from matuities and paydowns of securities available for sale	8,259,512	5,711,565
Proceeds from sale of available-for-sale securities	32,548,359
Net change in loans	1,552,975	(8,996,589)
Proceeds from sale of loans transferred to held for sale	51,577,741
Purchases of premises and equipment	(2,664,940)	(916,992)
Proceeds from real estate owned sales	1,308,914	1,013,042
Cash received (paid) in acquisition, net	343,228	(515,257)
Other investing activities	(224,497)	75,503
Net cash (used in) provided by investing activities	42,372,913	(8,696,919)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	(10,594,811)	7,963,963
Certificates of deposits	(9,373,975)	(4,925,798)
Repayment of note payable	(475,988)	(433,760)
Proceeds from FHLB advances	372,025,000	309,350,000
Repayment of FHLB advances	(395,838,058)	(307,947,007)
Proceeds from other borrowings	11,500,000
Repayment of other borrowings	(3,907,394)	600,400
Net change in advances by borrowers for taxes and insurance	1,873,678	523,992
Stock repurchased	(1,721,671)	(1,567,347)
Proceeds from stock options exercised	-	208,613
Cash dividends	(2,448,256)	(1,944,720)
Net cash (used in) provided by financing activities	(38,961,475)	1,828,336

Net Change in Cash and Cash Equivalents	7,935,812	(1,364,503)

Cash and Cash Equivalents, Beginning of Year	23,648,171	24,914,872

Cash and Cash Equivalents, End of Year	$31,583,983	$23,550,369

Additional Cash Flows Information
Interest paid	$23,624,841	$23,528,140
Income tax paid	900,000	445,000
Transfers from loans to foreclosed real estate	2,334,363	1,740,194
Mortgage servicing rights capitalized	759,950	172,046
Issuance of stock for business acquistiion	38,929,616	-

See Notes to Consolidated Condensed Financial Statements

MutualFirst Financial, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The consolidated condensed financial statements include the accounts of MutualFirst Financial, Inc. (the “Company”), its wholly owned subsidiary MutualBank, a federally chartered savings bank (“Mutual”), Mutual’s wholly owned subsidiaries, First MFSB Corporation, MFB Investments I, Inc., MFB Investments II, Inc., MFB Investments, LP, Mishawaka Financial Services, and Mutual Federal Investment Company (“MFIC”), and MFIC majority owned subsidiary, Mutual Federal REIT, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The interim consolidated financial statements at September 30, 2008 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2007 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings per share

Earnings per share were computed as follows: (Dollars in thousands except per share data)

	Three Months Ended Ended September 30,
	2008			2007
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
	(000's)			(000's)

Basic Earnings Per Share
Income available to common shareholders	$359	6,188,036	$0.06	$1,161	4,102,302	$0.28
Effect of Dilutive securities
Stock options and RRP grants		16,847			42,677
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$359	6,204,883	$0.06	$1,161	4,144,979	$0.28

	Nine Months Ended Ended September 30,
	2008			2007
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
	(000's)			(000's)

Basic Earnings Per Share
Income available to common shareholders	$2,748	4,723,430	$0.58	$3,333	4,117,685	$0.81
Effect of Dilutive securities
Stock options and RRP grants		5,615			54,332
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$2,748	4,729,045	$0.58	$3,333	4,172,017	$0.80

Options of 451,838 and 91,000 shares were not included in the calculation above due to being anti-dilutive to earnings per share as of September 30, 2008 and September 30, 2007.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for fiscal years beginning after December 15, 2008.

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

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$63,758,147	$—	$56,543,201	$7,214,946

The following is a reconciliation of the beginning and ending balances for the three months ended September 30, 2008 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Available-for- sale securities

Beginning balance	5,772,500

Total realized and unrealized gains and losses
Included in net income	(200,000)
Included in other comprehensive income	1,146,309
Purchases, issuances and settlements	(3,863)
Transfers in and/or out of Level 3	500,000

Ending balance	$7,214,946

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

The following is a reconciliation of the beginning and ending balances for the nine months ended September 30, 2008 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Available-for- sale securities

Beginning balance	$9,923,242

Total realized and unrealized gains and losses
Included in net income	(200,000)
Included in other comprehensive income	(3,004,433)
Purchases, issuances and settlements	(3,863)
Transfers in and/or out of Level 3	500,000

Ending balance	$7,214,946

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

Note 5: Stock Option Plan

MutualFirst Financial, Inc. shareholders approved a new Stock Option Plan at the last shareholder’s meeting. There have been no stock options granted under the new plan.

Note 6: Other Borrowings

MutualFirst Financial, Inc. borrowed $11,500,000 from Bank of America for the cash portion of the purchase of MFB Corp. The Company borrowed $7,000,000 at a fixed rate of 5.91% and $4,500,000 at an adjustable rate of the three-month labor rate plus 170 basis points or the Prime rate, at borrowers discretion on a quarterly basis.

Note 7: Business Combinations

On July 18, 2008, the Company acquired 100% of the outstanding stock of MFB Corp., the holding company of MFB Financial ("MFB") and MFB Statutory Trust I (the "Trust"). MFB Corp. was merged into the Company, and MFB was merged into MutualBank. The Trust was also maintained as wholly-owned subsidiary of the Company. The Company issued approximately 2,911,714 shares of its common stock and approximately $11,526,000 in cash to complete the transaction. As a result of the acquisition, the Company will have an opportunity to increase its customer base and continue to increase its market share. The purchase had a recorded acquisition price of $51,985,000, including goodwill of $14,769,000. Additionally, core deposit intangibles totaling $6,645,000 were recognized and will be amortized over approximately 11 years using the sum of the year digits. The goodwill generated as a result of this transaction is not deductible for tax purposes.

The combination was accounted for under the purchase method of accounting. All assets and liabilities were recorded at their fair values as of July 18, 2008. The purchase accounting adjustments will be amortized over the life of the respective asset or liability. MFB's results of operations are included in the Company's consolidated income statement beginning July 18, 2008. Management is still in the process of finalizing the fair value adjustments and therefore adjustments to goodwill may occur. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Investments	$23,490
Loans	378,075
Premise and Equipment	18,565
Core Deposit Intangible	6,645
Goodwill	14,769
Other	30,454
Total assets acquired	471,998
Deposits	332,075
Borrowings	97,361
Other	5,346
Total liabilities acquired	434,782
Net assets acquired	$37,216

The following pro forma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the MFB Corp. merger had taken place at the beginning of 2007.

	Three Months Ended
	September 30,
	2008	2007

Net Interest Income:	$10,923	$10,121

Net Income:	401	1,883
Per share - combined:
Basic Net Income	0.06	0.28
Diluted Net Income	0.06	0.27

	Nine Months Ended
	September 30,
	2008	2007

Net Interest Income:	$31,193	$30,472

Net Income:	3,565	6,211
Per share - combined:
Basic Net Income	0.51	0.91
Diluted Net Income	0.51	0.88

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

MutualFirst Financial, Inc., a Maryland corporation (the “Company”), was organized in September 1999. On December 29, 1999, it acquired the common stock of MutualBank (“Mutual”) upon the conversion of Mutual from a federal mutual savings bank to a federal stock savings bank.

Mutual was originally organized in 1889 and currently conducts its business from thirty-three full service financial centers located in Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties, Indiana, with its main office located in Muncie. Mutual also has trust offices in Carmel and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. Mutual’s principal business consists of attracting deposits from the general public and originating fixed and variable rate loans secured primarily by first mortgage liens on residential and commercial real estate, consumer goods, and business assets. Mutual’s deposit accounts are insured by the Federal Deposit Insurance Corporation up to applicable limits.

Mutual subsidiaries include, First MFSB Corporation, Mutual Federal Investment Company (“MFIC”), MFB Investments I, Inc., and Mishawaka Financial Services. The assets of First MFSB Corporation consist of an investment in Family Financial Holdings Incorporated. Family Financial is an ordinary Indiana corporation that provides debt cancellation products to financial institutions. MFIC is a Nevada corporation holding approximately $46 million in investments. MFIC currently owns one subsidiary, Mutual Federal REIT. The assets of Mutual Federal REIT consist of approximately $119 million in one-to four-family mortgage loans. MFB Investments I, Inc., MFB Investments II, Inc. and MFB Investments, LP are Nevada corporations and a Nevada limited partnership that manage a portion of the Bank’s investment portfolio. The corporations and limited partnership holds approximately $22 million in investments. Mishawaka Financial Services was acquired with MFB Corp. and is engaged in the sale of life and health insurance to customers of the bank.

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

Securities

Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale or trading. Management determines the appropriate classification at the time of purchase. The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and do not effect earnings until realized.

The fair values of the Company’s securities are generally determined by reference to quoted prices from reliable independent sources utilizing observable inputs. Certain of the Company’s fair values of securities are determined using models whose significant value drivers or assumptions are unobservable and are significant to the fair value of the securities. These models are utilized when quoted prices are not available for certain securities or in markets where trading activity has slowed or ceased. When quoted prices are not available and are not provided by third party pricing services, management judgment in necessary to determine fair value. As such, fair value is determined using discounted cash flow analysis models, incorporating default rates, estimation of prepayment characteristics and implied volatilities.

The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in Financial Accounting Standards Board (FASB) Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The Company may also evaluate securities for OTTI more frequently when economic or market concerns warrant additional evaluations. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in stockholders’ equity) and not recognized in income until the security is ultimately sold.

The Company from time to time may dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

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

Historically, our interest-earning assets have been longer term in nature (i.e., fixed-rate mortgage loans) and interest-bearing liabilities have been shorter term (i.e., certificates of deposit, regular savings accounts, etc). This structure would impact net interest income favorably in a decreasing rate environment, assuming a normally shaped yield curve, as the rates on interest-bearing liabilities would decrease more rapidly than rates on the interest-earning assets. Conversely, in an increasing rate environment, assuming a normally shaped yield curve, net interest income would be impacted unfavorably as rates on interest-earning assets would increase at a slower rate than rates on interest-bearing liabilities. The acquisition of MFB Corp. helped reduce the interest rate risk exposure of the Bank primarily due to changes in the loan composition. This decline in the Bank’s liability sensitive exposure should provide for less net portfolio value volatility with future rate movements.

Since 2000 it has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of consumer and commercial loans to total loans has increased from 35% at the end of 2000 to 52% currently. As we continue to increase our investment in business-related loans, which are considered to entail greater risks than one-to four- family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses may increase to reflect this increased risk. On the liability side of the balance sheet, the Company is employing strategies to increase the balance of core deposit accounts such as low cost checking and money market accounts. The percentage of core deposits to total deposits has increased from 33% to 39% over this time period. These are ongoing strategies that are dependent on current market conditions and competition.

During the first nine months of 2008, in keeping with its strategic objective to reduce interest rate risk exposure, the Company also sold $86.6 million of long term fixed rate loans that had been held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $1.4 million.

The Company converted to a public company at the end of 1999, and at the end of 2000 bought a $200 million thrift for stock. Since that time the Company has been buying back the Company’s stock to manage capital levels and enhance earnings per share. During the first nine months of 2008, the Company used $1.7 million for this purpose, thereby reducing earning assets from where they otherwise would have been and correspondingly reducing net interest income.

On March 22, 2007 the Bank completed the acquisition of Wagley Investment Advisors, Inc. Wagley Investment Advisors, Inc. is now known as Mutual Financial Advisors, providing new and expanded investment management services not previously offered by the Bank.  Mutual Financial Advisors offers a full range of non-bank investment options and money management.

On July 18, 2008, the Company completed the purchase of MFB Corp. The assets purchased primarily included residential mortgage loans of $167.9 million, consumer loans of $48.5 million, commercial real estate loans of $91.6 million and commercial business loans of $75.5 million. The liabilities assumed included $331.1 million in deposits and $96.4 million in borrowings.

Results of operations also depend upon the level of the Company’s non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses. The acquisition of MFB Corp. added trust services to the Bank, which will be leveraged through the Bank’s existing footprint. The Company has also opened two new branches in Elkhart County in 2008. The intent of these initiatives is to increase income over the long term. However, on a short term basis, expenses relating to expanding trust services and new branches will have the affect of increasing non-interest expense with limited immediate offsetting income.

Financial Condition

With the addition of MFB Corp, assets totaled $1.4 billion at September 30, 2008, an increase from December 31, 2007 of $436.4 million, or 45.3%. Loans, excluding loans held for sale, increased $319.4 million, or 39.8%, due primarily to the acquisition of $383.1 million of net loans from MFB Corp. Consumer loans increased $44.6 million, or 19.8%, residential mortgage loans held in the portfolio increased $91.8 million, or 20.7%, and commercial loans increased $183.0 million, or 128.2%. Mortgage loans held for sale increased $1.1 million and mortgage loans sold during the first nine months of 2008 totaled $86.6 million. The increased loan balances are due primarily to the purchase of MFB Corp in the third quarter of 2008. Total net loans, excluding the amount of acquired loans, declined $63.7 million primarily due to the sale of $58.4 million of fixed rate mortgage loans in the third quarter of 2008. Investment securities available for sale increased $20.1 million, or 45.9%, compared to December 31, 2007 due primarily to $23.9 million of investment securities acquired with MFB Corp. Investment securities held to maturity increased $9.9 million due to the redemption in kind securities received in the previously announced sale of the AMF Ultra Funds.

Allowance for loan losses increased $3.9 million, including $3.0 million acquired with MFB Corp, to $12.2 million at September 30, 2008 when compared to December 31, 2007. Net charge offs for the first nine months of 2008 were $1.3 million, or .20% of average loans on an annualized basis, compared to $1.4 million, or .23% of average loans for the comparable period in 2007. The decrease was primarily due to larger recoveries during the 2008 period. As of September 30, 2008 the allowance for loan losses as a percentage of loans receivable and non-performing loans was 1.08% and 66.06%, respectively, compared to 1.00% and 78.62%, respectively, at December 31, 2007. Management continues to review non-performing loans individually to determine the adequacy of the allowance for loan losses.

Total deposits were $978.9 million at September 30, 2008, an increase of $312.5 million at December 31, 2007. This increase was due primarily to the assumption of $331.1 million in deposits from MFB Corp. Total borrowings increased $80.0 million to $276.7 million at September 30, 2008 from $196.6 million at December 31, 2007 due primarily to the assumption of $96.4 million in borrowings from MFB Corp.

Stockholders’ equity increased $37.0 million, or 42.5%, from $87.0 million at December 31, 2007, to $124.0 million at September 30, 2008. The increase was due primarily to stock issued to acquire MFB Corp of $39.8 million, net income of $2.7 million, and Employee Stock Ownership Plan (ESOP) and RRP shares earned of $295,000. This increase was partially offset by the repurchase of 144,000 shares of common stock for $1.7 million and dividend payments of $2.4 million. Also, the market value of securities available for sale compared to their book value decreased $1.7 million from a loss of $414,000 at December 31, 2007 to a loss of $2.1 million at September 30, 2008. Securities are evaluated for impairment and the Bank has the ability and intent to hold all of the impaired securities until maturity or recovery.

Comparison of the Operating Results for the Three Months Ended September 30, 2008 and 2007

Net income for the third quarter ended September 30, 2008 was $359,000, or $.06 for basic and diluted earnings per share. This compared to net income for the comparable period in 2007 of $1.2 million, or $.28 for basic and diluted earnings per share. Annualized return on assets was .11% and return on average tangible equity was 1.77% for the third quarter of 2008 compared to .49% and 6.45%, respectively, for the same period last year.

Net interest income before the provision for loan losses increased $4.0 million from $5.9 million for the three months ended September 30, 2007 to $9.8 million for the three months ended September 30, 2008. The reasons for the increase were a $320.9 million, or 36.9%, increase in average interest earning assets and a 62 basis point increase in the net interest margin from 2.69% for the three months ended September 30, 2007 to 3.31% for the same period in 2008. The increase in average interest earning assets was due primarily to the acquisition of MFB Corp in the third quarter of 2008.

The provision for loan losses for the third quarter of 2008 was $912,000, compared to $532,000 for last year’s comparable period. Non-performing loans to total loans at September 30, 2008 were 1.63% compared to 1.27% at September 30, 2007 and 1.29% at December 31, 2007. Non-performing assets to total assets were 1.64% at September 30, 2008 compared to 1.37% at September 30, 2007 and 1.35% at December 31, 2007. The reason for the increase is higher loan balances and more non-performing loans due primarily from the acquisition of MFB Corp.

Non-interest income decreased $900,000 to $1.1 million, or 44.5%, for the three months ended September 30, 2008 compared to the same period in 2007. The decrease was due primarily to losses related to the sale/redemption of the AMF Ultra Funds of $2.6 million and a write-down of a Lehman’s corporate bond of $200,000. These decreases were partially offset by a $1.0 million gain from a $51.6 million bulk loan sale. Other increases due primarily to the MFB acquisition included increases in service fee income of $549,000, increases in commission income of $274,000, and increases in cash surrender value of life insurance of $59,000.

Non-interest expense increased $3.9 million for the three months ended September 30, 2008 compared to the same period in 2007. Increases in current quarter non-interest expense compared to the same period in 2007 include increased salaries and employee benefits of $1.6 million, increased occupancy expense of $357,000, increased data processing expense of $100,000, increased professional fees of $205,000, increased marketing expense of $271,000 and increased other expenses of $1.4 million. These increases were primarily due to the acquisition of MFB Corp.

Income tax expense decreased $422,000 for the three months ended September 30, 2008 compared to the same period in 2007 due primarily to less taxable income. The effective tax rate also decreased from (3.2)% to (462.6)% due to a higher percentage of non-taxable income to total income before income tax and an increased percentage of low income housing tax credits to taxable income when comparing the third quarter of 2008 to the third quarter of 2007, respectively.

Comparison of the Operating Results for the Nine Months Ended September 30, 2008 and 2007

Net income for the nine months ended September 30, 2008 was $2.7 million, or $.58 for both basic and diluted earnings per share. This compared to net income for the comparable period in 2007 of $3.3 million, or $.81 for basic and $.80 for diluted earnings per share. Annualized return on average assets was .34% and return on average tangible equity was 4.91% for the first nine months of 2008 compared to .47% and 6.16% respectively, for the same period last year.

Net interest income before the provision for loan losses increased $5.0 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The reasons for the increase were similar to those stated above. Average interest earning assets increased $111.3 million, or 12.9% and the net interest margin increased by 38 basis points from 2.77% for the nine months ended September 30, 2007 to 3.15% for the same period in 2008.

The provision for loan losses for the nine months ended September 30, 2008 was $2.3 million, compared to $1.4 million for last year’s comparable period. Non-performing loans to total loans at September 30, 2008 were 1.63% compared to 1.27% at September 30, 2007 and 1.29% at December 31, 2007. Non-performing assets to total assets were 1.64% at September 30, 2008 compared to 1.37% at September 30, 2007 and 1.35% at December 31, 2007. The reason for the increase is higher loan balances and more non-performing loans due primarily from the acquisition of MFB Corp.

For the nine month period ended September 30, 2008 non-interest income decreased $350,000, or 6.2%, to $5.3 million compared to $5.7 million for the same period in 2007. The decrease was due primarily to losses related to the sale of the AMF Ultra Funds of $2.6 million and a write-down of a Lehman’s corporate bond of $200,000. These decreases were partially offset by a $1.0 million gain from a $51.6 million bulk loan sale. The decrease in non-interest income was also partially offset with increases in fees and service charges on deposit accounts of $764,000 and increases in commission income of $432,000. These increases were primarily due to the acquisition of MFB.

Non-interest expense increased $4.9 million to $23.5 million for the nine months ended September 30, 2008 compared to $18.6 million for the same period in 2007. This increase was primarily due to increased salaries and employee benefits of $2.1 million, increased occupancy and equipment expense of $582,000, increased data processing expense of $56,000, increased professional fees of $289,000, increased marketing expense of $381,000, and increased other expenses of $1.5 million primarily due to the acquisition of MFB Corp. in the third quarter of 2008.

For the nine-month period ended September 30, 2008, income tax expense decreased $476,000 compared to the same period in 2007. The decrease was due primarily to decreased taxable income. The effective tax rate also decreased from 8.3% to (6.8)% due to a higher percentage of non-taxable income to total income before income tax and an increased percentage of low income housing tax credits to taxable income when comparing the first nine months of 2008 to the first nine months of 2007, respectively.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year. As of September 30, 2008, Mutual had liquid assets of $90.1 million and a liquidity ratio of 7.02%. It is anticipated that this level of liquidity will be adequate for the remainder of 2008.

The Bank continues to maintain capital ratios which exceed “well-capitalized” levels as defined pursuant to all regulatory standards as of September 30, 2008. Mutual’s current total risk-based capital ratio is 10.45% and tier 1 risk-based capital ratio is 9.38%.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Presented below as of September 30, 2008 and 2007 is an analysis of Mutual’s interest rate risk as measured by changes in Mutual’s net portfolio value (“NPV”) assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments.

September 30, 2008

Net Portfolio Value

Changes				NPV as % of PV of Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	125,069	-25,736	-17%	9.68%	-132 bp
+200 bp	133,559	-17,246	-11%	10.15%	-85 bp
+100 bp	143,572	-7,233	-5%	10.69%	-31 bp
0 bp	150,805			11.01%
-100 bp	149,158	-1,647	-1%	10.70%	-30 bp
-200 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)
-300 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)

September 30, 2007

Net Portfolio Value

Changes				NPV as % of PV of Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	54,642	-45,914	-46%	6.22%	-440 bp
+200 bp	71,264	-29,292	-29%	7.91%	-272 bp
+100 bp	86,093	-14,463	-14%	9.32%	-130 bp
0 bp	100,556			10.62%
-100 bp	110,773	10,217	10%	11.46%	84 bp
-200 bp	117,215	16,659	17%	11.91%	129 bp
-300 bp	125,380	24,824	25%	12.48%	186 bp

n/m(1) - not meaningful because certain market interest rates would be below zero at that level of rate shock.

The analysis at September 30, 2008 indicates that there have been no material changes in market interest rates for Mutual’s interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company’s annual report on Form 10-K for the period ended December 31, 2007. A reduction in the interest rate risk exposure of the bank was primarily due to the acquisition of MFB Corp. and the bulk loan sale in the third quarter of 2008.

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

There following are additions to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

Difficult market conditions and economic trends have adversely affected our industry and our business.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decrease lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits or borrowings.

The resulting economic pressure on consumer and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operation and stock price.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. We also expect to face increased regulation and government oversight as a result of these downward trends. This increased government action may increase our costs and limit our ability to pursue certain business opportunities. We also may be required to pay even higher Federal Deposit Insurance Corporation premiums than the recently increased level, because financial institutions failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

We do not believe these difficult conditions are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market. As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

Recent legislative and regulatory intitiatives to address these difficult market and economic conditions may not stabilize the US banking system.

The recently enacted Emergency Economic Stabilization Act of 2008 (“EESA”) authorizes the United States Department of Treasury, hereafter the Treasury Department, to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program. The purpose of the troubled asset relief program is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department has allocated $250 billion towards the troubled asset relief program to capital purchase program. Under the capital purchase program, the Treasury Department will purchase debt or equity securities from participating institutions. The troubled asset relief program is also expected to include direct purchases or guarantees of troubled assets of financial institutions.

EESA also increased Federal Deposit Insurance Corporation deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry. In addition, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. Financial institutions have until November 12, 2008 to opt out of these two programs. The purpose of these legislative and regulatory actions is to stabilize the volatility in the U.S. banking system.

EESA, the troubled relief program and the Federal Deposit Insurance Corporation’s recent regulatory initiatives may not stabilize the U.S. banking system or financial markets. If the volatility in the market and the economy continue or worsen, our business, financial condition, results of operations, access to funds and the price of our stock could be materially and adversely impacted.

Item 2.	Registered sales of Equity Securities and use of Proceeds

On September 12, 2007 the Company’s Board of Directors authorized management to repurchase an additional 5% of the Company’s outstanding stock, or approximately 215,000 shares. On August 13, 2008 the Company’s Board of Directors authorized management to repurchase an additional 5% of the Company’s outstanding stock, or approximately 350,000 shares. Information on the shares purchased during the third quarter of 2008 is as follows.

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price	As Part of Publicly	Be Purchased
	Shares Purchased	Per Share	Announced Plan	Under the Plan
				35,039	(1)
July 1, 2008 - July 31, 2008	35,039	$10.27	35,039	-
August 1, 2008 - August 31, 2008	-	0.00	-	-
September 1, 2008 - September 30, 2008	-	0.00	-	-

	35,039	$10.27	35,039

(1) Amount represents the number of shares available to be repurchased under the plan as of June 30, 2008

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Index to Exhibits

Number	Description

31.1	Rule 13a – 14(a) Certification – Chief Executive Officer

31.2	Rule 13a – 14(a) Certification – Chief Financial Officer

32	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MutualFirstFinancial, Inc.

Date: November 10, 2008	By:	/s/ David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: November 10, 2008	By:	/s/ Timothy J. McArdle
Timothy J. McArdle
Senior Vice President and Treasurer