Form 10-K
period 2008-12-31
MUTUALFIRST FINANCIAL INC
filed 2009-03-23
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company filer ☒
(Do not check if smaller
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☒

The aggregate market value of the voting and non-voting  common equity held by non-affiliates, computed by reference to the last sale price of such stock on the Nasdaq Global Market as of June 29, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $29.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 19, 2009, there were 6,984,754 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K—Portions of registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders.

Item 1.            Business

General

MutualFirst Financial, Inc., a Maryland corporation (“MutualFirst” or the “Company”), is a savings and loan holding company that has as its wholly-owned subsidiary MutualBank (“Mutual” or the “Bank”).  MFS Financial was formed in September 1999 to become the holding company of Mutual in connection with Mutual’s conversion from the mutual to stock form of organization on December 29, 1999.  In April 2001, MFS Financial formally changed its corporate name to MutualFirst Financial, Inc. (“MutualFirst”).  The words “we,” “our” and “us” refer to MutualFirst and MutualBank on a consolidated basis.

At December 31, 2008, we had total assets of $1.4 billion, deposits of $962.5 million and stockholders’ equity of $130.5 million.  Our executive offices are located at 110 E. Charles Street, Muncie, Indiana 47305-2400, and our common stock is traded on the Nasdaq Global Market under the symbol “MFSF.”

Substantially all of MutualFirst’s business is conducted through Mutual, which is a federal savings bank subject to extensive regulation by the Office of Thrift Supervision (“OTS”).  Mutual’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).

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

We offer deposit accounts having a wide range of interest rates and terms, which generally include passbook and statement savings, money market deposit accounts, NOW and interest checking accounts and certificates of deposit with terms ranging from seven days to 83 months.  We solicit most of our deposits in our market areas and we occasionally accept brokered deposits.  See “Sources of Funds – Deposits.”

MutualWealth, formerly Community Wealth Management Group, Inc., a wholly-owned subsidiary of MFB Financial, is the wealth management division of the bank that provides a variety of complimentary, fee based financial services including trust, investment, insurance, broker advisory, retirement plan and private banking services in the Bank's market area. As of December 31, 2008, MutualWealth managed assets of $352.0 million.

On July 18, 2008, the Company acquired MFB Corp. ("MFB") and merged MFB’s subsidiary bank, MFB Financial, into MutualBank in accordance with the Agreement and Plan of Merger, dated as of January 7, 2008 (the "Merger Agreement").  MutualFirst issued an aggregate of 2.9 million shares of its common stock and paid approximately $11.5 million in cash to MFB stockholders in the transaction.  MutualFirst also assumed 114,500 MFB stock options, which have converted into approximately 296,555 MutualFirst stock options with a weighted average exercise price of $9.90 per share. As a result of the transaction, MutualBank now has 33 retail financial centers, spanning nine Indiana counties and is the 11th largest depository institution headquartered in Indiana. MutualBank also has trust offices in Carmel and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan.

On December 23, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company (i) sold 32,382 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) for a purchase price of $32,382,000 in cash and (ii) issued a warrant (the “Warrant”) to purchase 625,135 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for a per share price of $7.77 per share.  The Series A Preferred Stock is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Series A Preferred Stock may be redeemed by the Company at any time, subject to consultation by the Treasury with the Officer of Thrift Supervision (“OTS”).  The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $7.77 per share of the Common Stock.  If the Series A Preferred Stock is redeemed, the Warrant will be liquidated at the current market price.  The Warrant is attached as Exhibit 4.2 hereto and is incorporated herein by reference.  Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant that it holds.

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Junior Stock (as defined below) and Parity Stock (as defined below) will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.16) declared on the Common Stock prior to December 23, 2008.  The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted.  These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Series A Preferred Stock, (b) the date on which the Series A Preferred Stock has been redeemed in whole; and (c) the date Treasury has transferred all of the Series A Preferred Stock to third parties.  In addition, the ability of the Company to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its Junior Stock and Parity Stock will be subject to restrictions in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series A Preferred Stock. “Junior Stock” means the Common Stock and any other class or series of stock of the Company the terms of which expressly provide that it ranks junior to the Series A Preferred Stock as to dividend rights and/or rights on liquidation, dissolution or winding up of the Company. “Parity Stock” means any class or series of stock of the Company the terms of which do not expressly provide that such class or series will rank senior or junior to the Series A Preferred Stock as to dividend rights and/or rights on liquidation, dissolution or winding up of the Company (in each case without regard to whether dividends accrue cumulatively or non-cumulatively).

The Company placed $29.1 million of TARP proceeds into its wholly-owned subsidiary MutualBank, while maintaining the $3.2 million with the Company.  MutualBank placed approximately $20.0 million of the proceeds in highly rated securities.  Of the $20.0 million, approximately $14.8 million was placed in mortgage securities, $3.2 million in municipal securities and $2.0 million in corporate bonds.  These securities will provide liquidity as needed to meet current and future loan demand.  The remaining funds held at MutualBank were placed in working capital, which was used to fund loans and meet the cash needs of MutualBank.

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

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by some financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Some financial institutions have experienced decreased access to deposits or borrowings.

The resulting economic pressure on the consumer and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operation and stock price.

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

Recent legislative and regulatory initiatives to address these difficult market and economic conditions may not stabilize the US banking system.

The Emergency Economic Stabilization Act of 2008 (“EESA”) authorizes the United States Department of Treasury, hereafter the Treasury Department, to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program. The purpose of the troubled asset relief program is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department has allocated $350 billion towards the troubled asset relief program to the capital purchase program. Under the capital purchase program, the Treasury Department will purchase debt or equity securities from participating institutions. The troubled asset relief program is also expected to include direct purchases or guarantees of troubled assets of financial institutions.

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

EESA, the troubled asset relief program and the Federal Deposit Insurance Corporation’s recent regulatory initiatives may not stabilize the U.S. banking system or financial markets. If the volatility in the market and the economy continue or worsen, our business, financial condition, results of operations, access to funds and the price of our stock could be materially and adversely impacted.

The recently enacted American Recovery and Reinvestment Act of 2009 (the “AARA”) is a broad based economic stimulus bill that contains a broad range of tax revisions and government spending to address the national economic decline.  It does not contain any specific provisions governing financial institutions, except for TARP recipients.  It imposes new compensation limits and requirements on TARP recipients and allows TARP funds to be returned with the requirements for replacement capital or the passage of set time periods included in the TARP agreement.

Market Area

We are a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  We are headquartered in Muncie, Indiana and we offer our financial services through 33 full service retail financial centers offices in Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties.  MutualBank also has trust offices in Carmel and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. We also originate mortgage loans in the counties contiguous to these counties, and we originate indirect consumer loans throughout Indiana.  See “Lending Activities — Consumer and Other Lending.”

Lending Activities

General.  Our loans carry either a fixed- or an adjustable-rate of interest.  At December 31, 2008, our net loan portfolio totaled $1.1 billion, which constituted 80.1% of our total assets.

Loans up to $600,000 may be approved by individual loan officers.  Loans in excess of $600,000, but not in excess of $1.2 million, may be approved by the signature of an Executive Loan Committee member and one other loan officer to the total of their combined individual lending authority.  Loans not to exceed $3.0 million, to a borrower whose aggregate debt is not greater than $5.0 million, may be approved by a majority vote of the Executive Loan Committee.  All loans in excess of $3.0 million and loans of any amount to a borrower whose aggregate debt will exceed $5.0 million must be approved by the Board of Directors.  The aggregate limit may be increased by or decreased by a specific guidance by the Board for a specific borrower.

At December 31, 2008, the maximum amount which we could lend to any one borrower and the borrower’s related entities was approximately $22.5 million.  As of December 31, 2008, our largest lending relationship to a single borrower or group of related borrowers consisted of four loans totaling $6.9 million. All of the loans in this relationship are secured by real estate consisting of retail, franchised, auto service centers guaranteed by the principal owners and supported by long term leases to the franchisor.  Each of these loans to this group of borrowers was current and performing in accordance with its terms at December 31, 2008.

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2008			2007			2006			2005			2004
	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$521,364	(1)	46.11%	$431,018	(2)	53.02%	$433,123	(3)	53.01%	$451,914	(4)	54.00%	$385,678	(5)	52.96%
Multi-family	2,698		0.24	3,929		0.48	5,073		0.62	5,505		0.66	4,657		.64
Commercial	250,693		22.17	82,116		10.10	73,912		9.05	77,270		9.23	68,067		9.35
Construction and development	12,232		1.08	13,560		1.67	14,451		1.77	22,938		2.74	20,745		2.85
Total real estate loans	$786,987		69.60	$530,623		65.28	$526,559		64.45	557,627		66.63	479,147		65.80

Other Loans:
Consumer Loans:
Automobile	$22,715		2.01	$22,917		2.82	$31,336		3.84	39,802		4.76	39,475		5.42
Home equity	66,460		5.88	27,232		3.35	30,051		3.68	31,962		3.82	29,464		4.05
Home improvement	45,339		4.01	45,156		5.55	38,546		4.72	31,933		3.82	23,289		3.20
Manufactured housing	727		0.06	992		0.12	1,422		0.17	2,106		0.25	2,879		.40
R.V.	79,884		7.07	77,805		9.57	71,321		8.73	64,222		7.67	58,643		8.05
Boat	46,928		4.15	47,816		5.88	46,311		5.67	40,631		4.85	38,382		5.27
Other	6,339		0.56	3,593		0.44	3,986		.48	4,305		.51	3,325		.46
Total consumer loans	268,392		23.74	225,511		27.74	222,973		27.29	214,961		25.68	195,457		26.84
Commercial business loans	75,290		6.66	56,764		6.98	67,476		8.26	64,353		7.69	53,620		7.36
Total other loans	343,682		30.40	282,275		34.72	290,449		35.55	279,314		33.37	249,077		34.20
Total loans receivable, gross	1,130,669	(1)	100.00%	812,898	(2)	100.00%	817,008	(3)	100.00%	836,941	(4)	100.00%	728,224	(5)	100.00%

Less:
Undisbursed portion of loans	4,372			3,984			5,520			7,724			9,237
Deferred loan fees and costs	(3,484)			(3,519)			(3,623)			(3,453)			(3,814)
Allowance for losses	15,107			8,352			8,156			8,100			6,867
Total loans receivable, net	$1,114,674			$804,081			$806,955			$824,570			$715,934
____________________
(1)      Includes loans held for sale of $1.5 million.
(2)      Includes loans held for sale of $1.6 million.
(3)      Includes loans held for sale of $1.3 million.
(4)      Includes loans held for sale of $2.0 million.
(5)      Includes loans held for sale of $2.9 million.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2008			2007			2006			2005			2004
	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent
	(Dollars in thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$261,969	(1)	23.17%	$254,235	(2)	31.28%	$271,405	(3)	33.22%	$305,911	(4)	36.55%	$262,716	(5)	38.08%
Multi-family	2,401		0.21	3,610		0.44	4,488		0.55	4,587		0.55	3,427		.47
Commercial	115,922		10.25	17,281		2.13	9,408		1.15	9,375		1.12	6,918		.95
Construction and development	9,724		0.86	10,197		1.25	8,310		1.02	12,690		1.52	15,191		2.09
Total real estate loans	390,016		34.49	285,323		35.10	293,611		35.94	332,563		39.74	288,252		39.58

Consumer	229,326		20.28	198,068		24.37	192,715		23.59	182,784		21.84	165,895		22.78
Commercial business	37,865		3.35	19,842		2.44	27,093		3.32	20,000		2.39	16,347		2.24
Total fixed-rate loans	657,207		58.12	503,233		61.91	513,419		62.85	535,347		63.97	470,494		64.61

Adjustable-Rate Loans:
Real estate:
One- to four-family	259,395		22.94	176,783		21.75	161,718		19.79	146,003		17.44	122,962		16.89
Multi-family	297		0.03	319		0.04	585		.07	918		0.11	1,230		.17
Commercial	134,771		11.92	64,835		7.98	64,504		7.90	67,895		8.11	61,149		8.40
Construction and development	2,508		0.22	3,363		0.41	6,141		.75	10,248		1.22	5,554		.76
Total real estate loans	396,971		35.11	245,300		30.18	232,948		28.51	225,064		26.88	190,895		26.21

Consumer	39,066		3.46	27,443		3.38	30,258		3.70	32,177		3.85	29,562		4.06
Commercial business	37,425		3.31	36,922		4.53	40,383		4.94	44,353		5.30	37,273		5.12
Total adjustable-rate loans	473,462		41.88	309,665		38.09	303,589		37.15	301,594		36.03	257,730		35.39
Total loans	1,130,669	(1)	100.00%	812,898	(2)	100.00%	817,008	(3)	100.00%	836,941	(4)	100.00%	728,224	(5)	100.00%

Less:
Undisbursed portion of loans	4,372			3,984			5,520			7,724			9,237
Deferred loan fees and costs	(3,484)			(3,519)			(3,623)			(3,453)			(3,814)
Allowance for loan losses	15,107			8,352			8,156			8,100			6,867
Total loans receivable, net	$1,114,674			$804,081			$806,955			$824,570			$715,934
____________________
(1)     Includes loans held for sale of $1.5 million.
(2)     Includes loans held for sale of $1.6 million.
(3)     Includes loans held for sale of $1.3 million.
(4)     Includes loans held for sale of $2.0 million.
(5)     Includes loans held for sale of $2.9 million.

The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2008.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to Four-Family(1)		Multi-family and Commercial		Construction and Development(2)		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Due During Years Ending December 31,

2009(3)	$385	7.02%	$69,196	5.28%	$1,326	6.34%	$8,492	6.74%	$35,314	3.34%	$114,713	4.81%
2010	401	6.38	16,578	5.85	438	6.37	10,804	6.80	2,701	6.37	30,922	6.24
2011	532	6.02	26,635	6.38	274	7.34	17,780	7.23	7,209	5.34	52,430	6.53
2012 and 2013	10,706	5.88	46,989	6.32	496	7.97	38,110	7.08	20,507	6.73	116,808	6.61
2014 to 2015	9,351	6.11	21,562	6.76	104	8.62	18,685	7.17	4,798	6.57	54,500	6.78
2016 to 2030	151,119	5.84	69,821	6.68	1,248	6.06	173,986	7.02	4,761	6.26	400,935	6.50
2031 and following	347,329	5.90	2,610	4.95	8,346	6.13	535	5.97	—	—	358,820	5.90
Total	$519,823	5.89%	$253,391	6.13%	$12,232	6.28%	$268,392	7.03%	$75,290	4.95%	$1,129,128	6.16%
____________________
(1)      Does not include mortgage loans held for sale.
(2)      Once the construction phase has been completed, these loans will automatically convert to permanent financing.
(3)      Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after December 31, 2009 that have predetermined interest rates is $633.1 million, and the total amount of loans due after such date which have floating or adjustable interest rates is $381.3 million.

One- to Four-Family Residential Real Estate Lending.  We focus our real estate lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in our market areas.  At December 31, 2008, one- to four-family residential mortgage loans totaled $521.4 million, or 46.1% of our gross loan portfolio.

We generally underwrite our one- to four-family loans based on the loan applicant’s employment and credit history and the appraised value of the subject property.  Generally, we lend up to 97% of the lesser of the appraised value or purchase price for one- to four-family residential loans.  For loans with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure to below 80%.  Properties securing our one- to four-family loans are appraised by independent state licensed fee appraisers approved by MutualBank’s Board of Directors.  We require borrowers to obtain title insurance in the amount of their mortgage.  Hazard insurance and flood insurance, if necessary, are required in an amount of the lesser of the value of the property improvements or our mortgage amount.

We originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates.  Our pricing strategy for mortgage loans includes setting interest rates that are competitive with the secondary market and other local financial institutions and are consistent with our internal needs.  Adjustable-rate mortgage or ARM loans are offered with a one-year, three-year, five-year, seven-year or ten-year term to the initial repricing date.  After the initial period, the interest rate for each ARM loan adjusts annually for the remainder of the term of the loan.  We use the weekly average of the one-year Treasury Bill Constant Maturity Index to reprice our ARM loans.  During fiscal 2008, we originated $33.1 million of one- to four-family ARM loans and $78.0 million of one- to four-family fixed-rate mortgage loans.  By way of comparison, prior to the merger of MFB Financial, during fiscal 2007, we originated $28.3 million of one- to four-family ARM loans and $58.3 million of one- to four-family fixed-rate mortgage loans.

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

In order to remain competitive in our market areas, we sometimes originate ARM loans at initial rates below the fully indexed rate. ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default.  Our payment history for ARM loans has not been substantially different from fixed rate loans.  See “Asset Quality — Non-performing Assets” and “— Classified Assets.”  At December 31, 2008, our one- to four-family ARM loan portfolio totaled $259.4 million, or 22.9% of our gross loan portfolio.  At that date, the fixed-rate one- to four-family mortgage loan portfolio totaled $262.0 million, or 23.2% of our gross loan portfolio.

Multi-family and Commercial Real Estate Lending.  We offer a variety of multi-family and commercial real estate loans for acquisition, renovation or construction.  These loans are secured by the real estate and improvements financed.  The collateral securing these loans ranges from industrial commercial buildings to churches, office buildings and multi-family housing complexes.  At December 31, 2008, multi-family and commercial real estate loans totaled $253.4 million, or 22.4% of our gross loan portfolio.

Our loans secured by multi-family and commercial real estate are originated with either a fixed or adjustable interest rate.  The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower.  Loan-to-value ratios on our multi-family and commercial real estate loans typically do not exceed 80% of the current appraised value of the property securing the loan.  These loans typically require monthly payments, may not be fully amortizing and generally have maximum maturities of 25 years.  Developmental loans are secured by real estate and repaid by the sale of lots.

Loans secured by multi-family and commercial real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt.  We may require personal guarantees of the borrowers in addition to the real estate as collateral for such loans.  We also generally require an assignment of rents or leases in order to be assured that the cash flow from the real estate can be used to repay the debt.  Appraisals on properties securing multi-family and commercial real estate loans are performed by independent state licensed fee appraisers approved by MutualBank’s Board of Directors.  See “Loan Originations, Purchases, Sales and Repayments.”

We generally do not maintain a tax or insurance escrow account for loans secured by multi-family and commercial real estate.  In order to monitor the adequacy of cash flows on income-producing properties, the borrower is required to provide periodic financial information.

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

Construction and Development Lending.  We originate construction loans primarily secured by existing residential building lots.  We make construction loans to builders and to individuals for the construction of their residences.  Substantially all of these loans are secured by properties located within our market area.  At December 31, 2008, we had $12.2 million in construction and development loans outstanding, representing 1.1% of our gross loan portfolio.

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

Consumer and Other Lending.  Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than one- to four-family residential mortgage loans.  In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our customer base by increasing the number of customer relationships and providing cross-marketing opportunities.  At December 31, 2008, our consumer loan portfolio totaled $268.4 million, or 23.7% of our gross loan portfolio. We offer a variety of secured consumer loans, including home equity and lines of credit, home improvement, auto, boat and recreational vehicle loans, and loans secured by savings deposits.  We also offer a limited amount of credit card and unsecured loans.  We originate our consumer loans both in our market area and throughout Indiana with some customers residing in contiguous states through our indirect lending program.

At December 31, 2008, our home equity loans, including lines of credit and home improvement loans, totaled $111.8 million, or 9.9% of our gross loan portfolio. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan.  The term to maturity on our home equity and home improvement loans may be up to 15 years.  Most home equity lines of credit have a maximum term to maturity of 20 years and require a minimum monthly payment based on the outstanding loan balance per month, which amount may be reborrowed at any time.  A limited number of home equity lines of credit are approved with monthly payments of accrued interest only.  Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

We directly and indirectly originate auto, boat and recreational vehicle loans.  We generally buy indirect auto loans on a rate basis, paying the dealer a cash payment for loans with an interest rate in excess of the rate we require.  This premium is amortized over the remaining life of the loan.  As specified in written agreements with these dealers, prepayments or delinquencies are charged to future amounts owed to that dealer, with no dealer reserve or other guarantee of payment if the dealer stops doing business with us.

We employ the Fair Isaac’s credit scoring models for all consumer loan applications.  These models evaluate credit and application attributes.  We originate consumer loans through bank financial centers and indirect channels.  These loans are underwritten traditionally, with a review of the borrower’s employment and credit history and an assessment of the borrower’s ability to repay the loan.

At December 31, 2008, auto loans totaled $22.7 million, or 2.0% of our gross loan portfolio.  Auto loans may be written for up to six years and usually have a fixed rate of interest.  Loan-to-value ratios are up to 100% of the MSRP or 120% of invoice for new autos and 110% of value on used cars, based on valuation from official used car guides.

Loans for boats and recreational vehicles totaled $126.8 million at December 31, 2008, or 11.2% of our gross loan portfolio. We will finance up to 100% of the purchase price for a recreational vehicle and 100% for a boat.  Values are based on the applicable official used vehicle guides.  The term to maturity for these types of loans is up to 15 years for new and used boats and recreational vehicles.  These loans are generally written with a fixed rate of interest.

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

Commercial Business Lending.  At December 31, 2008, commercial business loans totaled $75.3 million, or 6.7% of our gross loan portfolio. Most of our commercial business loans have been extended to finance businesses in our footprint.  Credit accommodations extended include lines of credit for working capital needs, term loans to purchase capital goods and real estate, development lending to foster residential, business and community growth and agricultural lending for inventory and equipment financing.

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

The following table shows our loan origination, purchase, sale and repayment activities for the years indicated.

	Year Ended December 31,
	2008		2007	2006
	(In thousands)

Originations by type:
Adjustable rate:
Real estate - one- to four-family	$33,083		$28,275	$40,838
- multi-family	1,323		—	96
- commercial	7,132		11,557	7,398
- construction or development	5,617		4,894	9,396
Non-real estate - consumer	43		56	148
- commercial business	2,061		2,026	4,507
Total adjustable-rate	49,259		46,808	62,383
Fixed rate:
Real estate - one- to four-family	78,040		58,338	59,794
- multi-family	2,052		—	—
- commercial	12,737		2,171	351
- construction or development	9,171		11,687	9,623
Non-real estate - consumer	42,465		44,423	56,086
- commercial business	5,409		3,153	8,017
Total fixed-rate	149,874		119,772	133,871
Total loans originated	199,133		166,580	196,254

Purchases:(1)
Real estate - one- to four-family	213,441		16,058	5,447
- commercial	93,479		—	—
- construction or development	1,770		—	—
Non-real estate - consumer	9,677		—	1,242
- commercial business	75,496		—	—
Total loans purchased	393,863	(2)	16,058	6,689

Sales and Repayments:
Sales:
Real estate - one- to four-family	92,914		24,113	50,853
Total loans sold	92,914		24,113	50,853
Principal repayments	179,187		162,159	174,743
Total reductions	272,101		186,272	225,596
Increase (decrease) in other items, net	(3,124)		(476)	2,720
Net increase (decreases)	$317,771		$(4,110)	$(19,933)
____________________
(1)     Does not include market value adjustment for loans related to acquisitions of branches from other financial institutions.
(2)     Includes $385.3 million of loans acquired as part of the Company’s acquisition of MFB.

Asset Quality

When a borrower fails to make a payment on a mortgage loan on or before the default date, a late charge and delinquency notice is mailed.  All delinquent accounts are reviewed by a collector, who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due.  If the loan becomes 30 days delinquent, the collector will generally contact the borrower by phone or send a letter to the borrower in order to identify the reason for the delinquency.  Once the loan becomes 60 days delinquent, the borrower is asked to pay the delinquent amount in full, or establish an acceptable repayment plan to bring the loan current.  Prior to foreclosure a drive-by inspection is made to determine the condition of the property.  If the account becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, a collection officer will generally refer the account to legal counsel, with instructions to prepare a notice of intent to foreclose.  The notice of intent to foreclose allows the borrower up to 30 days to bring the account current.  During this 30 day period, the collector may accept a repayment plan from the borrower which would bring the account current prior to foreclosure.  If the loan becomes 120 days delinquent and an acceptable repayment plan has not been agreed upon, the collection officer will turn over the account to our legal counsel with instructions to initiate foreclosure.  The Bank has suspended foreclosure activities when directed by government sponsored entities or the Bank’s regulator.

For consumer loans, a similar process is followed, with the initial written contact being made once the loan is 20 days past due.

Delinquent Loans.  The following table sets forth, as of December 31, 2008, our loans delinquent for 60 to 89 days by type, number, amount and percentage of type.

	Loans Delinquent For:
	60-89 Days
	Number	Amount	Percent of Loan Category
	(Dollars in thousands)

Real Estate:
One- to four-family	63	$4,848	.93%
Multi-family	1	95	3.50
Commercial	10	2,096	.84
Construction and development	—	—	—
Consumer	133	1,764	.66
Commercial business	3	328	.44

Total	210	$9,131	.81%

Non-performing Assets.  The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.  Generally, loans are placed on non-accrual status when the loan becomes more than 90 days delinquent or when collection of interest becomes doubtful.  Foreclosed assets owned include assets acquired in settlement of loans.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accruing loans:
One- to four-family	$7,917	$2,997	$2,762	$2,967	$1,326
Multi-family	—	—	—	—	—
Commercial real estate	7,723	2,656	356	569	370
Construction and development	—	—	—	—	—
Consumer	1,851	1,294	983	628	498
Commercial business	2,507	2,002	1,468	1,257	1,791
Total	19,998	8,949	5,569	5,421	3,985

Accruing loans delinquent 90 days or more:
One- to four-family	1,284	—	—	67	—
Multi-family	—	—	—	—	—
Commercial real estate	189	1,421	—	1,858	—
Construction and development	—	—	—	—	—
Consumer	—	—	—	35	119
Commercial business	—	—	—	—	—
Total	1,473	1,421	—	1,960	119
Total nonperforming loans	21,471	10,370	5,569	7,381	4,104

Restructured loans	293	107	111	116	120

Foreclosed assets:
One- to four-family	1,786	927	947	912	285
Multi-family	—	—	—	—	—
Commercial real estate	1,193	437	326	595	55
Construction and development	—	—	—	—	—
Consumer	1,861	1,137	1,322	978	894
Commercial business	—	—	—	—	—
Total	4,840	2,501	2,595	2,485	1,234

Total non-performing assets	$26,604	$12,978	$8,275	$9,982	$5,458
Total as a percentage of total assets	1.92%	1.35%	0.86%	1.03%	0.65%

For the year ended December 31, 2008, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.4 million.  The amount included in interest income on these loans for the year ended December 31, 2008, was $828,000.

At December 31, 2008, foreclosed commercial real estate consisted of two commercial buildings, one in Delaware County and one in Wabash County, which are currently being offered for sale.  In addition, forty-one residential properties with a book value of $1.8 million remain as foreclosed assets at December 31, 2008. These properties are being offered for sale.  Non-accruing one- to four-family loans increased to $7.9 million at December 31, 2008. Non-accruing commercial real estate loans increased from $2.7 million at December 31, 2007, to $7.7 million at December 31, 2008.  At the same time, non-accrual commercial business loans increased from $2.0 million to $2.5 million. These increases are primarily a result of current economic slowdown.  Management continues to monitor aggressively and it is management’s opinion that the non-accruing loans are sufficiently reserved as of December 31, 2008.

Other Loans of Concern.  In addition to the non-performing assets set forth in the table above, as of December 31, 2008, there was an aggregate of $14.9 million in loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the abilities of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.  These loans have been considered in management’s determination of the adequacy of our allowance for loan losses.  Management reviews each of these relationships at least quarterly to determine if further downgrades are prudent.

Included in the $14.9 million above are 30 commercial business loans totaling $3.9 million, 24 commercial real estate loans totaling $8.2 million and 41 residential mortgage loans totaling $2.8 million. Loans of $934,000 had specific loan loss reserves established and the majority of these loans were current as of December 31, 2008

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

In connection with the filing of MutualBank’s periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management’s review, at December 31, 2008, we had classified $30.6 million of MutualBank’s loans as substandard, $2.1 million as doubtful and $1.5 million as loss. Loans classified as loss are fully reserved but not charged off, because there are certain indications that collection is still possible.  The total amount classified represented 26.20% of our stockholders’ equity and 2.46% of our assets at December 31, 2008, compared to 16.56% and 1.50%, respectively, at December 31, 2007.

Provision for Loan Losses.  We recorded a provision for loan losses during the year ended December 31, 2008 of $7.0 million, compared to $2.2 million for the year ended December 31, 2007 and $2.1 million for the year ended December 31, 2006.  The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “— Allowance for Loan Losses.”

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

The allowance for loan losses is based on estimates of losses inherent in the loan portfolio.  Actual losses can vary significantly from the estimated amounts.  Our methodology as described permits adjustments to any loss factor used in the computation of the general allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors.  By assessing the probable incurred losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.  Due to the loss of numerous manufacturing jobs in the communities we serve during recent years, including 2008, and the increase in higher risk loans, like consumer and commercial loans, as a percentage of total loans, management has concluded that our allowance for loan losses should be greater than historical loss experience and specifically identified losses would otherwise indicate.

At December 31, 2008, our allowance for loan losses was $15.1 million, or 1.34% of the total loan portfolio, and approximately 69.4% of total non-performing loans.  Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that are susceptible to significant change.  In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of period	$8,352	$8,156	$8,100	$6,867	$6,779

Charge-offs:
One- to four-family	480	645	526	303	249
Multi-family	—	—	—	—	—
Commercial real estate	1,548	44	102	6	34
Construction and development	—	—	—	—	—
Consumer	2,174	1,731	1,288	1,276	1,093
Commercial business	230	303	387	954	616
	4,432	2,723	2,303	2,539	1,992

Recoveries:
One- to four-family	42	121	81	22	21
Multi-family	—	—	—	—	—
Commercial real estate	558	—	—	120	326
Construction and development	—	—	—	—	—
Consumer	556	357	199	194	176
Commercial business	57	201	11	15	—
	1,213	679	291	351	523

Net charge-offs	3,219	2,044	2,012	2,188	1,469
Amount acquired in acquisitions	2,954	—	—	1,646	—
Provisions charged to operations	7,020	2,240	2,068	1,775	1,557
Balance at end of period	$15,107	$8,352	$8,156	$8,100	$6,867

Ratio of net charge-offs during the period to average loans outstanding during the period	0.34%	0.25%	0.24%	0.29%	0.21%

Allowance as a percentage of non-performing loans	69.41%	79.72%	143.59%	109.74%	167.32%

Allowance as a percentage of total loans (end of period)	1.34%	1.03%	1.00%	0.98%	0.95%

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	December 31,
	2008				2007				2006				2005				2004
	(Dollars in thousands)
	Amount of Loan Loss Allowance	Loan Amounts by Category		Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category		Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category		Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category		Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category		Percent of Loans in Each Category to Total Loans

One- to four-family	$1,997	$521,364	1)	46.11%	$1,200	431,018	(2)	53.02%	$1,219	433,123	(3)	53.01%	$1,267	$451,914	(4)	54.00%	$1,013	385,678	(5)	52.96%
Multi-family	73	2,698		.24	20	3,929		0.48	61	5,073		0.62	68	5,505		.66	62	4,657		.64
Commercial real estate	6,869	250,693		22.17	2,158	82,116		10.10	2,000	73,912		9.05	2,039	77,270		9.23	1,479	68,067		9.35
Construction or development	12	12,232		1.08	14	13,560		1.67	72	14,451		1.77	115	22,938		2.74	104	20,745		2.85
Consumer	3,990	268,392		23.74	3,885	225,511		27.74	3,801	222,973		27.29	3,605	214,961		25.68	3,155	195,457		26.84
Commercial business	2,166	75,290		6.66	1,075	56,764		6.99	1,003	67,476		8.26	1,006	64,353		7.69	1,054	53,620		7.36
Unallocated	—	—		—	—	—		—	—	—		—	—	—		—	—	—		—
Total	$15,107	$1,130,669		100.00%	$8,352	$812,898		100.00%	$8,156	$817,008		100.00%	$8,100	$836,941		100.00%	$6,867	$728,224		100.00%
____________________
(1)    Includes loans held for sale of $1.5 million.
(2)    Includes loans held for sale of $1.6 million.
(3)    Includes loans held for sale of $1.3 million.
(4)    Includes loans held for sale of $2.0 million.
(5)    Includes loans held for sale of $2.9 million.

Investment Activities

MutualBank may invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds.  Subject to various restrictions, it also may invest in investment grade commercial paper and corporate debt securities and mutual funds the assets of which conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.  See “How We Are Regulated - MutualBank” for a discussion of additional restrictions on our investment activities.

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

Our investment securities currently consist of U.S. Agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal securities, marketable equity securities (which consist of shares in mutual funds that invest in government obligations, corporate obligations, mortgage-backed securities and asset-backed securities) and corporate obligations.  See Note 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.  Our mortgage-backed securities portfolio currently consists of securities issued under government-sponsored agency programs.

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, these securities remain subject to the risk that a fluctuating interest rate environment, along with other factors like the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the mortgage loans and affect both the prepayment speed and value of the securities.

In the past, we also have maintained a trading portfolio of U.S. Government securities.  We are permitted by the board of directors to have a portfolio of up to $5.0 million and to trade up to $2.0 million in these securities at any one time.  At December 31, 2008, however, we did not have a trading portfolio. See Note 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Effective June 30, 2007, MutualBank transferred the management of a portion of its securities portfolio to its wholly owned subsidiary, Mutual Federal Investment Company.  Mutual Federal Investment Company, a Nevada corporation, holds, services, manages and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to Mutual Federal Investment Company.  Mutual Federal Investment Company’s investment policy, for the most part, mirrors that of the Bank.  At December 31, 2008, MutualBank had $86.9 million in consolidated investment securities.  The portfolio is comprised of $77.2 million in investments held for sale and $9.7 in investments held to maturity.  Mutual Federal Investment Company managed $75.7 million of the total held for sale portfolio.

MutualBank evaluates all securities for other-than-temporary impairment (“OTTI”) on a quarterly basis.  During the year ending December 31, 2008, the Bank determined that three securities met the definition of OTTI.  The first security was a Lehman’s corporate bond that was written down $200,000.  The other two securities were trust preferred securities that had a total write-down of $1.2 million.  Impairment on these securities was determined after analyzing the underlying collateral and determining the amount of additional losses needed to create a shortfall in interest or principal payments.  All trust preferred securities were priced using a discounted cash flow analysis as of December 31, 2008.

MutualBank has investments in eight separate Indiana limited partnerships that were organized to construct, own and operate two multi-unit apartment complexes in the Indianapolis area, one in Findley, Ohio, two in Goshen, Indiana, one in Elkhart, Indiana, and two in Niles, Michigan (the Pedcor Projects).  The general partner in each of these Pedcor Projects is Pedcor Investments.  All of the Pedcor Projects are operated as multi-family, low and moderate-income housing projects, and have been performing as planned for several years.  At the inception of the Findley, Ohio Pedcor Project in February 1998, we invested $2.1 million and committed to invest an additional $1.9 million.  As of December 31, 2008, $647,000 of this commitment remained payable over the next two years.

A low and moderate-income housing project qualifies for certain federal income tax credits if (1) it is a residential rental property, (2) the units are used on a non-transient basis, and (3) at least 20% of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% or less of the area median gross income.  Qualified low-income housing projects generally must comply with these and other rules for 15 years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitation as the use of general business credit, but no basis reduction is required for any portion of the tax credit claimed.  As of December 31, 2008, at least 85% of the units in the Pedcor Projects were occupied, and all of the tenants met the income test required for the tax credits.

We received tax credits totaling $1.2 million for the year ended December 31, 2008, $811,000 for the year ended December 31, 2007, and $801,000 for the year ended December 31, 2006 from the Pedcor Projects.  The Pedcor Projects have incurred operating losses in the early years of their operations primarily due to accelerated depreciation of assets.  We have accounted for our investment in the Pedcor Projects on the equity method.  Accordingly, we have recorded our share of these losses as reductions to MutualBank’s investment in the Pedcor Projects.

The following summarizes MutualBank’s equity in the Pedcor Projects’ losses and tax credits recognized in our consolidated financial statements.

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)

Investments in Pedcor low income housing projects	$4,561	$3,246	$3,461

Equity in losses, net of income tax effect	$(104)	$(66)	$(109)
Tax credit	1,214	811	801
Increase in after-tax income from Pedcor Investments	$1,110	$745	$692

See Note 9 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information regarding our limited partnership investments.

The following table sets forth the composition of our investment and mortgage-related securities portfolio and other investments at the dates indicated.  As of December 31, 2008, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Investment securities available-for-sale:
Mutual funds	$1,635	$1,497	$16,382	$15,914	$16,206	$15,817
Government sponsored entities	570	572	608	605	1,117	1,099
Mortgage-backed securities	14,771	15,163	2,310	2,352	3,146	3,156
Collateralized mortgage obligations	43,821	43,639	8,327	8,322	6,860	6,762
Corporate obligations	18,797	15,527	16,655	16,399	14,332	14,236
Municipal obligations	857	857	—	—	—	—
Total investment securities held for sale	80,451	77,255	44,282	43,592	41,661	41,070

Investment securities held to maturity:
Mortgage-backed securities	5,498	4,983	—	—	—	—
Collateralized mortgage obligations	4,178	3,545	—	—	—	—
Total investment securities held to maturity	9,676	8,528	—	—	—	—

Investment in limited partnerships	4,561	N/A	3,246	N/A	3,461	N/A
Investment in insurance company	590	N/A	590	N/A	590	N/A
Federal Home Loan Bank stock	18,632	N/A	10,037	N/A	9,938	N/A

Total investments	$113,910	$85,783	$58,155	$43,592	$55,650	$41,070

The following table indicates, as of December 31, 2008, the composition and maturities of our investment securities, excluding Federal Home Loan Bank stock.

	Due in
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in thousands)

Available-for-sale:
Corporate obligations	$1,800	$8,009	$—	$8,988	$18,797	$15,527
Government sponsored entities	—	—	560	867	1,427	1,429
Mutual funds	1,635	—	—	—	1,635	1,497
Mortgage-backed securities:
Freddie Mac	—	22	39	28,055	28,116	28,708
Fannie Mae	—	1,126	1,197	15,642	17,965	21,076
Ginnie Mae	—	—	—	164	164	167
Other	—	279	2,618	9,450	12,347	8,851
	$3,435	$9,436	$4,414	$63,166	$80,451	$77,255

Weighted average yield	3.23%	5.24%	5.58%	5.66%	5.55%

Held-to-maturity:
Mortgage-backed securities:
Freddie Mac	$—	$—	$—	$856	$856	$847
Fannie Mae	—	—	—	2,597	2,597	2,554
Other	—	206	—	6,017	6,223	5,127
	$—	$206	$—	$9,470	$9,676	$8,528

Weighted average yield		5.31%		4.68%	4.71%

Sources of Funds

General.  Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits.  We offer deposit accounts to consumers and businesses having a wide range of interest rates and terms.  Our deposits consist of savings deposit accounts, NOW and demand accounts and certificates of deposit.   We solicit deposits in our market areas.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.  Beginning in 2005, we began accepting brokered deposits.  We receive these deposits from one broker without paying a fee to that broker.  At December 31, 2008, our brokered deposits totaled $6.0 million with an average interest rate of 3.76% and a seven-month weighted average maturity.

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

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts.  At December 31, 2008, we were in compliance with these reserve requirements.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	December 31,
	2008			2007		2006
	Amount		Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Transactions and Savings Deposits:

Noninterest bearing accounts	$93,393		9.70%	$47,172	7.08%	$47,142	6.70%
Passbook accounts	79,111		8.22	50,388	7.56	55,750	7.93
Interest-bearing NOW and demand accounts	156,787		16.29	117,863	17.69	107,963	15.35
Money market accounts	47,584		4.94	22,664	3.40	27,788	3.95
Total non-certificates	376,875		39.16	238,087	35.73	238,643	33.93

Certificates:

0.00 - 1.99%	55,064		5.72	8,627	1.29	15,772	2.24
2.00 - 3.99%	359,899		37.39	47,500	7.13	82,621	11.75
4.00 - 5.99%	170,611		17.73	372,145	55.84	366,284	52.07
6.00 - 7.99%	65		0.01	48	0.01	39	0.01
8.00 - 9.99%	—		—	—	—	—	—
10.00% and over	—		—	—	—	—	—

Total certificates	585,639		60.84	428,320	64.27	464,716	66.07
Total deposits	$962,514	(1)	100.00%	$666,407	100.00%	$703,359	100.00%

(1) Includes $332.1 million due to MFB acquisition

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2008.

	1.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2009	$30,049	$70,961	$44,084	$—	$145,094	24.78%
June 30, 2009	8,900	58,986	14,569	—	82,455	14.07%
September 30, 2009	7,618	60,772	7,454	—	75,844	12.95%
December 31, 2009	8,497	40,677	4,363	8	53,545	9.15%
March 31, 2010	—	36,167	11,972	—	48,139	8.22%
June 30, 2010	—	16,061	10,659	—	26,720	4.56%
September 30, 2010	—	2,422	5,224	—	7,646	1.31%
December 31, 2010	—	3,729	2,015	—	5,744	0.98%
March 31, 2011	—	6,329	1,299	—	7,628	1.30%
June 30, 2011	—	16,117	2,263	—	18,380	3.14%
September 30, 2011	—	18,255	2,766	—	21,021	3.59%
December 31, 2011	—	21,628	5,672	58	27,358	4.67%
Thereafter	—	7,795	58,270	—	66,065	11.28%

Total	$55,064	$359,899	$170,610	$66	$585,639	100.00%

Percent of total	9.40%	61.46%	29.13%	0.01%	100.00%

The following table indicates, as of December 31, 2008, the amount of our certificates of deposit and other deposits by time remaining until maturity.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(In thousands)

Certificates of deposit less than $100,000	$96,596	$57,228	$79,434	$159,936	$393,194

Certificates of deposit of $100,000 or more	35,759	25,209	48,851	67,036	176,855

Public funds(1)	12,740	18	1,105	1,727	15,590

Total certificates of deposit	$145,095	$82,455	$129,390	$228,699	$585,639
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

We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of certain of our mortgage loans and mortgage-backed securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features.  At December 31, 2008, we had $263.1 million in Federal Home Loan Bank advances outstanding.  Based on current collateral levels we could borrow an additional $73.6 million from the Federal Home Loan Bank at prevailing interest rates.  We believe that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Commitments” contained in Item 7 of this Form 10-K.  See Note 14 to Consolidated Financial Statements.

We also have a term note with a balance of $11.5 million and a revolving line of credit with a balance of $0 from Bank of America as of December 31, 2008. See Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

We also are authorized to borrow from the Federal Reserve Bank of Chicago’s “discount window” after we have exhausted other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings.  We have never borrowed from our Federal Reserve Bank.

The Company acquired $5.0 million of issued trust preferred securities as part of the acquisition of MFB.  The net balance of the note as of December 31, 2008 was $3.8 million due to the purchase accounting adjustment from the acquisition.  The securities mature 30 years from the date of issuance, July 29, 2005.  The securities bear a fixed rate of interest of 6.22% for the first five years, resetting quarterly thereafter at the prevailing three-month LIBOR rate plus 170 basis points.  The Company may redeem the trust preferred securities, in whole or in part, without penalty, on or after September 15, 2010, or earlier upon the occurrence of certain events with the payment of a premium upon redemption.  These securities mature on September 15, 2035.

The following table sets forth, for the years indicated, the maximum month-end balance and average balance of Federal Home Loan Bank advances and other borrowings.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Maximum Balance:
Federal Home Loan Bank advances	$300,147	$191,675	$193,345
Notes payable	1,123	1,427	1,784
Other borrowings	15,967	4,311	—

Average Balance:
Federal Home Loan Bank advances	$224,822	$157,309	$168,001
Notes payable	718	1,160	1,635
Other borrowings	7,967	155	—

The following table sets forth certain information as to our borrowings at the dates indicated.

	December 31,
	2008	2007	2006
	(Dollars in thousands)

Federal Home Loan Bank advances	$263,113	$191,675	$157,425
Notes payable	647	1,055	1,427
Other borrowings	15,345	3,908	——

Total borrowings	$279,105	$196,638	$158,852

Weighted average interest rate of FHLB advances	4.27%	4.88%	4.67%

Weighted average interest rate of notes payable(1)	—	—	—

Weighted average interest rate of other borrowings(2)	5.28%	6.48%	—
_______________________
(1)     Our notes payable are capitalized loans with no current interest expense as of December 31, 2008.
(2)     Our other borrowings are a line of credit, term loan and subordinate debt as of December 31, 2008.

Subsidiary and Other Activities

As a federally chartered savings bank, MutualBank is permitted by OTS regulations to invest up to 2% of its assets, or $27.8 million at December 31, 2008, in the stock of, or unsecured loans to, service corporation subsidiaries.  MutualBank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes.  Service corporations may engage in activities not permitted for MutualBank and are not required to be controlled by MutualBank.  MutualBank also is authorized to invest an unlimited amount in operating subsidiaries that only may engage in activities authorized for MutualBank and must be controlled by MutualBank.

The Bank's insurance agency subsidiary, Mishawaka Financial Services, Inc. ("MFB Insurance"), was acquired in the MFB transaction and currently is engaged in the sale of life insurance and credit-life and health insurance, as agent to the Bank's customers and the general public.

The Bank acquired three additional wholly-owned subsidiaries in the MFB transaction, which manage a portion of its investment portfolio.  MFB Investments I, Inc. and MFB Investments II, Inc. are Nevada corporations that jointly own MFB Investments, LP, a Nevada limited partnership that holds and manages investment securities previously owned by MFB Financial prior to the MFB transaction.  As of December 31, 2008, these subsidiaries were merged with Mutual Federal Investment Company, a wholly owned subsidiary of MutualBank. The Bank also acquired Community Wealth Management Group, Inc. a subsidiary of MFB Financial.  This subsidiary was dissolved and is the MutualWealth division of the Bank.

At December 31, 2008, MutualBank had two active subsidiaries, First M.F.S.B. Corporation, which is a service corporation and Mutual Federal Investment Company, which is an operating subsidiary.  The assets of First M.F.S.B. consists of an investment in Family Financial Holdings, Inc., which is an Indiana Corporation that provides debt cancellation products to financial institutions.  As of December 31, 2008, MutualBank’s total investment in this subsidiary was $590,000.  For the year ended December 31, 2008, First M.F.S.B. reported no income.  Mutual Federal Investment Company is a Nevada corporation that holds and manages a portion of MutualBank’s investment portfolio.  As of December 31, 2008, the market value of securities managed is $75.7 million.  Mutual Federal Investment Company has one active subsidiary, MutualBank REIT, Inc.  MutualBank REIT, Inc. is a Maryland corporation holding approximately $116.1 million in one-to four-family mortgage loans.

On January 25, 2003, MutualFirst purchased 26.9% of Indiana Title Insurance Co., LLC (“ITIC”), a full service title insurance company.  In 2008, MutualFirst sold its share of ITIC for a loss of $329,000.

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

Employees

At December 31, 2008, we had a total of 365 full-time and 73 part-time employees. Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September to address volatility in the U.S. banking system.

The Emergency Economic Stabilization Act of 2008 (“EESA”) authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (”TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled asset of financial institutions.  Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) in October 2008.  Under the interim rule for the TLGP, there are two parts to the program:  the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”).  Eligible entities continue to participate unless they opted out on or before December 5, 2008.

For the DGP, eligible entities are generally US bank holding companies, savings and loan holding companies, and FDIC-insured institutions.  Under the DGP, the FDIC guarantees new senior unsecured debt of an eligible entity issued not later than June 30, 2009 and if an application is approved, guarantees certain mandatory convertible debt.

For the TAGP, eligible entities are FDIC-insured institutions.  Under the TAGP, the FDIC, provides unlimited deposit insurance coverage through December 31, 2009 for non-interest bearing transaction accounts (typically business checking accounts), NOW accounts bearing interst at 0.5% or less, and certain funds swept into noninterest-bearing savings accounts.  NOW accounts and money market deposit accounts are not covered.  Participating institutions pay fees of 10 basis points (annualized) on the balance of each covered account in excess of $250,000 during the period through December 31, 2009.

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

MutualFirst generally is not subject to activity restrictions.  If MutualFirst acquired control of another savings institution as a separate subsidiary, it would become a multiple savings and loan holding company, and its activities and any of its subsidiaries (other than MutualBank or any other savings institution) would generally become subject to additional restrictions.

If MutualBank fails the qualified thrift lender test described below, MutualFirst must obtain the approval of the OTS prior to continuing, directly or through other subsidiaries, any business activity other than those approved for multiple thrift holding companies or their subsidiaries.  In addition, within one year of such failure MutualFirst must register as, and will become subject to, the restrictions applicable to bank holding companies.  The activities authorized for a bank holding company are more limited than the activities authorized for a unitary or multiple thrift holding company.

MutualBank.  MutualBank, as a federally chartered savings institution, is subject to federal regulation, periodic examination and oversight by the OTS extending to all aspects of MutualBank’s operations. MutualBank also is subject to regulation and examination by the FDIC, which insures the deposits of MutualBank to the maximum extent permitted by law.  This regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders.

The investment and lending authority of federal savings institutions are prescribed by federal laws and regulations, and federal savings institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  In addition, all savings institutions, including MutualBank, are required to maintain qualified thrift lender status to avoid certain restrictions on their operations.  This status is maintained by meeting the OTS qualified thrift lender test, which requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings institution may maintain 60% of its assets in the assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, such assets primarily consist of residential housing related loans and investments.  At December 31, 2008, MutualBank met the test and has met the test since its effectiveness.  If MutualBank loses qualified thrift status, it becomes subject to national bank investment and activity limits.

The OTS regularly examines MutualBank and prepares reports for the consideration of MutualBank’s board of directors on any deficiencies that it may find in MutualBank’s operations.  When these examinations are conducted, the examiners may require MutualBank to provide for higher general or specific loan loss reserves.  MutualBank’s relationship with its depositors and borrowers also is regulated to a great extent by both Federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of MutualBank’s mortgage requirements.  The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including MutualBank and MutualFirst.

MutualBank’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At December 31, 2008 MutualBank’s lending limit under this restriction was $22.5 million.  MutualBank is in compliance with the loans-to-one-borrower limitation.

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

FDIC Regulation and Insurance of Accounts.  The Bank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  Our deposit insurance premiums for the year ended December 31, 2008 were $512,000.  Those premiums will increase in 2009 due to recent strains on the FDIC deposit insurance fund due to the cost of large bank failures and increase in the number of troubled banks.

In February 2009, the FDIC issued new deposit premium regulations providing for increases in premiums, higher premiums for institutions with secured debt (including FHLBank advances) and brokered deposits, and a special assessment in the second quarter of 2009 to replenish the fund.  Under these new deposit insurance premium regulations, the FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates for four risk categories.  Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors.  Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the Deposit Insurance Fund (DIF).  Under FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV.  Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.

The rule also includes authority for the FDIC to increase or decrease total base assessment rates in the future by as much as three basis points without formal rulemaking proceeding.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC has adopted a rule imposing on every insured institution a special assessment equal to 20 basis points of its assessment base as of June 30, 2009, to be collected on September 30, 2009.  The FDIC has indicated that, if its borrowing authority from the United States Treasury is increased, it would reduce the special assessment to 10 basis points.  There is legislation pending to increase that borrowing authority from $30 billion to $100 billion (and up to $500 billion under special circumstances).  The special assessment rule also authorizes the FDIC to impose additional special assessments if the reserve ratio of the DIF is estimated to fall to a level that the FDIC’s board believes would adversely affect public confidence or that is close to zero or negative.  Any additional special assessment would be in an amount up to 10 basis points on the assessment base for the quarter in which it is imposed and would be collected at the end of the following quarter.

The FDIC also may prohibit any FDIC-insured institution from engaging in any activity that it determines by regulation or order to pose a serious risk to the deposit insurance fund.  The FDIC also has the authority to initiate enforcement actions against the Bank and may terminate our deposit insurance if it determines that we have engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Regulatory Capital Requirements. Federally insured savings institutions, such as MutualBank, are required to maintain a minimum level of regulatory capital.  The OTS has established capital standards, including a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions.  These capital requirements must be generally as stringent as the comparable capital requirements for national banks.  The OTS also may impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

The capital standards generally require core capital equal to at least 4.0% of adjusted total assets.  Core capital consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships.  At December 31, 2008, MutualBank had core capital equal to $136.6 million, or 9.86% of adjusted total assets, which is $81.2 million above the minimum requirement of 4% in effect on that date.

The OTS also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets.  Total capital consists of core capital, as defined above, and supplementary capital.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.  The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset.  As of December 31, 2008, MutualBank had total risk-based capital of $150.2 million and risk-weighted assets of $1.1 billion; or total capital of 13.79% of risk-weighted assets.  This amount was $63.1 million above the 8% requirement in effect on that date.

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

The imposition by the OTS or the FDIC of any of these measures on MutualBank may have a substantial adverse effect on our operations and profitability.

Limitations on Dividends and Other Capital Distributions.  OTS regulations impose various restrictions on distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

Generally, for savings institutions, such as MutualBank, it is required that before and after the proposed distribution the institution remain well-capitalized.  Savings institutions may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS.  MutualBank may pay dividends in accordance with this general authority.

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

Our ability to pay dividends on or repurchase our common stock is subject to limits due to our participation in the TARP Capital Purchase Program.  See “General” and Item 1A.

Federal Taxation

General. We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to us. MutualBank’s federal income tax returns have been closed without audit by the IRS through its year ended December 31, 2004.  MutualFirst and MutualBank will file a consolidated federal income tax return for fiscal year 2008.

Taxable Distributions and Recapture. Prior to 1998, bad debt reserves created prior to the year ended December 31, 1997 were subject to recapture into taxable income if MutualBank failed to meet certain thrift asset and definitional tests.  Federal legislation eliminated these thrift recapture rules.  However, under current law, pre-1988 reserves remain subject to recapture should MutualBank make certain non-dividend distributions or cease to maintain a thrift/bank charter.

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income.  The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  MutualBank is subject to the alternative minimum tax, and has $173,000 available as credits for carryover.

Corporate Dividends-Received Deduction.  MutualFirst may eliminate from its income dividends received from MutualBank as a wholly owned subsidiary of MutualFirst if it elects to file a consolidated return with MutualBank.  The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend.  Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

State Taxation

MutualBank is subject to Indiana’s financial institutions tax, which is imposed at a flat rate of 8.5% on “adjusted gross income” apportioned to Indiana.  “Adjusted gross income,” for purposes of the financial institutions tax, begins with taxable income as defined by Section 63 of the Internal Revenue Code and incorporates federal tax law to the extent that it affects the computation of taxable income.  Federal taxable income is then adjusted by several Indiana modifications including only considering members of the combined group which have Indiana nexus.

Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

Internet Website

We maintain a website with the address of www.bankwithmutual.com.  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  This Annual Report on Form 10-K and our other reports, proxy statements and other information, including earnings press releases, filed with the SEC are available on that website through a link to the SEC’s website at “Resource Center – Investor Relations - SEC Filings.”  For more information regarding access to these filings on our website, please contact our Corporate Secretary, MutualFirst Financial, Inc., 110 E. Charles Street, Muncie, Indiana, 47305-2419; telephone number (765) 747-2800.

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

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions.  In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively affected the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by some financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Some financial institutions have experienced decreased access to deposits and/or borrowings.

The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions.  As a result of the foregoing factors, there is a potential for new laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations.  This increased government action may increase our costs and limit our ability to pursue certain business opportunities.  We also may be required to pay even higher FDIC premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

We do not believe these difficult conditions are likely to improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market area.  As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

The recently enacted Emergency Economic Stabilization Act of 2008 (the “EESA”) authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program, or “TARP.”  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury has allocated $250 billion towards the TARP Capital Purchase Program.  Under the TARP Capital Purchase Program, Treasury is purchasing equity securities from participating institutions.  The warrant offered by this prospectus, together with our Series A Preferred Stock, was issued by us to Treasury pursuant to the TARP Capital Purchase Program. The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

The EESA followed, and has been followed by, numerous actions by the Board of Governors of the Federal Reserve System, the U.S. Congress, Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007.  These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. The EESA and the other regulatory initiatives described above may not have their desired effects.  If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb probable losses in our loan portfolio.

Lending money is a substantial part of our business. Every loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;

•	in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;

•	the credit history of a particular borrower;

•	changes in economic and industry conditions; and

•	the duration of the loan.

We maintain an allowance for loan losses which we believe is appropriate to provide for potential losses in our loan portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

•	an ongoing review of the quality, size and diversity of the loan portfolio;

•	evaluation of non-performing loans;

•	historical default and loss experience;

•	historical recovery experience;

•	existing economic conditions;

•	risk characteristics of the various classifications of loans; and

•	the amount and quality of collateral, including guarantees, securing the loans.

If our loan losses exceed our allowance for probable loan losses, our business, financial condition and profitability may suffer.

Our loan portfolio possesses increased risk due to our substantial number of multi-family, commercial real estate, consumer and commercial business loans.

Approximately 52.8% of our loan portfolio as of December 31, 2008, consists of multi-family, commercial real estate, consumer and commercial business loans.  Multi-family and commercial real estate loans accounted for approximately 22.4% of our total loan portfolio as of December 31, 2008.  Our commercial business and consumer loans accounted, respectively, for approximately 6.7% and 23.7% of our total loan portfolio as of December 31, 2008.  Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties.  For further information concerning the risks associated with multi-family, commercial real estate, consumer loans and commercial business loans, see “Lending Activities” and “Asset Quality” in Item 1.

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

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital.  In that regard, a number of financial institutions have recently raised considerable amounts of capital in response to a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors.  Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

If we are unable to redeem our Series A Preferred Stock after five years, the cost of this capital to us will increase substantially.

If we are unable to redeem the Series A Preferred Stock prior to February 15, 2014, the cost of this capital to us will increase substantially on that date, from 5.0% per annum (approximately $1.6 million annually) to 9.0% per annum (approximately $2.9 million annually).  See “Description of Capital Stock—Series A Preferred Stock-Redemption and Repurchases.”  Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our liquidity.

We operate in a highly regulated environment, and we may be adversely affected by changes in laws and regulations.

The Bank is subject to extensive regulation, supervision and examination by the OTS, its chartering authority, and by the FDIC, as insurer of its deposits. MutualFirst Financial also is subject to regulation and supervision by the OTS. This regulation and supervision governs the activities in which we may engage, and are intended primarily for the protection of the deposit insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in this regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

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

We rely on dividends from the Bank for substantially all of our revenue.

MutualFirst receives substantially all of its revenue as dividends from the Bank.  OTS regulations limit the amount of dividends that the Bank may pay to MutualFirst Financial.  See “Regulatory Considerations.”  In the event the Bank becomes unable to pay dividends to MutualFirst Financial, MutualFirst Financial may not be able to service its debt, pay its other obligations or pay dividends on its common stock.  Accordingly, our inability to receive dividends from the Bank could also have a material adverse effect on our business, financial condition and results of operations and the value of your investment in our common stock. As of December 31, 2008, the Bank is required to receive regulatory approval prior to declaring dividends to the Company.

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell our common stock when you want or at prices you find attractive.

We cannot predict how our common stock will trade in the future. The market value of our common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control, as well as the other factors described in this “Risk Factors” section:

•	actual or anticipated quarterly fluctuations in our operating and financial results;
•	developments related to investigations, proceedings or litigation that involve us;
•	changes in financial estimates and recommendations by financial analysts;
•	dispositions, acquisitions and financings;
•	fluctuations in the stock prices and operating results of our competitors;
•	regulatory developments; and
•	other developments related to the financial services industry.

The market value of our common stock may also be affected by conditions affecting the financial markets in general, including price and trading fluctuations. These conditions may result in (i) volatility in the level of, and fluctuations in, the market prices of stocks generally and, in turn, our common stock and (ii) sales of substantial amounts of our common stock in the market, in each case that could be unrelated or disproportionate to changes in our operating performance. These broad market fluctuations may adversely affect the market value of our common stock. Our common stock also has a low average daily trading volume relative to many other stocks, which may limit an investor’s ability to quickly accumulate or divest themselves of large blocks of our stock. This can lead to significant price swings even when a relatively small number of shares are being traded.

There may be future sales of additional common stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our common stock.

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market value of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or the perception that such sales could occur.

Anti-takeover provisions could negatively impact our shareholders.

Provisions in our charter and bylaws, the corporate law of the State of Maryland and federal regulations could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the market price of any class of our equity securities, including our common stock.  These provisions include: a prohibition on voting shares of common stock beneficially owned in excess of 10% of total shares outstanding, supermajority voting requirements for certain business combinations with any person who beneficially owns more than 10% of our outstanding common stock; the election of directors to staggered terms of three years; advance notice requirements for nominations for election to our Board of Directors and for proposing matters that stockholders may act on at stockholder meetings, a requirement that only directors may fill a vacancy in our Board of Directors, supermajority voting requirements to remove any of our directors and the other provisions of our charter.”  Our charter also authorizes our Board of Directors to issue preferred stock, and preferred stock could be issued as a defensive measure in response to a takeover proposal.  For further information, see “Description of Capital Stock—Preferred Stock.”   In addition, pursuant to OTS regulations, as a general matter, no person or company, acting individually or in concert with others, may acquire more than 10% of our common stock without prior approval from the OTS.

These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock.  These provisions could also discourage proxy contests and make it more difficult for holders of our common stock to elect directors other than the candidates nominated by our Board of Directors.

The voting limitation provision in our charter could limit your voting rights as a holder of our common stock.

Our charter provides that any person or group who acquires beneficial ownership of our common stock in excess of 10% of the outstanding shares may not vote the excess shares.  Accordingly, if you acquire beneficial ownership of more than 10% of the outstanding shares of our common stock, your voting rights with respect to the common stock will not be commensurate with your economic interest in our company.

The securities purchase agreement between us and Treasury limits our ability to pay dividends on and repurchase our common stock.

The securities purchase agreement between us and Treasury provides that prior to the earlier of (i) December 23, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock (other than the Series A Preferred Stock) or any trust preferred securities then outstanding.  In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock.  These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock.   Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future.

The Series A Preferred Stock impacts net income available to our common shareholders and earnings per common share, and the warrant we issued to Treasury may be dilutive to holders of our common stock.

The dividends declared on the Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share.  The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of MutualFirst Financial. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of the Series A Preferred Stock is exercised.  The shares of common stock underlying the warrant represent approximately 8.2% of the shares of our common stock outstanding (including the shares issuable upon exercise of the warrant in total shares outstanding).  Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction

The amount of common stock we control, our articles of incorporation and bylaws, and state and federal statutory provisions could discourage hostile acquisitions of control.

Our board of directors and executive officers beneficially own 12.38% of our common stock, and have additional stock options for 413,390 shares which are exercisable within 60 days of March 2, 2009.  In addition, our employee stock ownership plan(s) and charitable foundation controlled, respectively, 6.4% and 3.2% of our common stock.  As of December 31, 2008, 357,902 shares were reserved under various stock benefit plans for future awards for directors, officers and employees of the Company and the Bank.  This inside ownership together with provisions in our articles of incorporation and bylaws may have the effect of discouraging attempts to acquire MutualFirst, pursue a proxy contest for control of MutualFirst, assume control of MutualFirst by a holder of a large block of common stock and remove MutualFirst’s management, all of which certain stockholders might think are in their best interests.  These provisions include, among other things: (a) staggered terms of the members of the board of directors; (b) an 80% shareholder vote requirement for approval of any merger or consolidation of MutualFirst into any entity that directly or indirectly owns 5% or more of MutualFirst voting stock if the transaction is not approved in advance by at least a majority of the disinterested members of MutualFirst’s board of directors; (c) supermajority shareholder vote requirements for the approval of certain amendments to MutualFirst’s articles of incorporation and bylaws; (d) a prohibition on any holder of common stock voting more than 10% of the outstanding common stock; (e) elimination of cumulative voting by stockholders in the election of directors; (f) restrictions on the acquisition of our equity securities; and (g) the authorization of 5 million shares of preferred stock that may be issued with stockholder approval on terms or in circumstances that could deter a future takeover attempt.  As a Maryland corporation, we are subject to the Maryland business corporation law, which contains certain restrictions on an acquisition of control of MutualFirst.  Furthermore, federal law requires regulatory approval of any acquisition of control of MutualFirst and imposes limits on the types of companies that can control us.

Item 1B.         Unresolved Staff Comments

None

Item 2.            Properties

At December 31, 2008 we had 33 full service offices.  We own the office building in which our home office and executive offices are located.  At December 31, 2008 we owned all but two of our other branch offices.  The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $34.2 million at December 31, 2008.  We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.

We utilize a third party service provider to maintain our database of depositor and borrower customer information.  At December 31, 2008 the net book value of the data processing and computer equipment utilized by us was $2.3 million.

Item 3.            Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  We do not anticipate incurring any material liability as a result of such litigation.

Item 4.            Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock for MutualFirst Financial, Inc. is traded under the symbol “MFSF” on the Nasdaq Global Market.  The table below shows the high and low closing prices for our common stock for the periods indicated.  This information was provided by the Nasdaq.  At December 31, 2008 there were 6,984,754 shares of common stock and at that date we also had 32,382 shares of preferred stock outstanding and approximately 1,400 shareholders of record.

	Stock Price		Dividends per Share
2008 Quarters:	High	Low
First Quarter (ended 03/31/08)	$13.98	$12.80	$.16
Second Quarter (ended 06/30/08)	$13.66	$9.81	$.16
Third Quarter (ended 09/30/08)	$11.00	$9.34	$.16
Fourth Quarter (ended 12/31/08)	$10.50	$6.20	$.16

	Stock Price		Dividends per Share
2007 Quarters:	High	Low
First Quarter (ended 03/31/07)	$21.20	$19.42	$.15
Second Quarter (ended 06/30/07)	$20.00	$18.30	$.15
Third Quarter (ended 09/30/07)	$19.00	$16.52	$.15
Fourth Quarter (ended 12/31/07)	$18.58	$13.89	$.15

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

On September 12, 2007, the Company’s Board of Directors authorized management to repurchase an additional 5% of the Company’s outstanding stock, or approximately 215,000 shares.  This purchase plan was completed during the third quarter of 2008.  On August 13, 2008, the Company’s Board of Directors authorized management to repurchase an additional 5% of the Company’s outstanding stock, or approximately 350,000 shares.  Our ability to repurchase shares is limited under the securities purchase agreement with Treasury.  See Item 1 A.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following information is only a summary and you should read it in conjunction with our consolidated financial statements and accompanying notes contained in Item 8 of this Form 10-K.

	At or For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Selected Financial Condition Data

Total assets	$1,388,827	$962,517	$960,842	$971,829	$839,387
Cash and cash equivalents	39,703	23,648	24,915	22,365	19,743
Loans, net	1,113,132	802,436	805,625	822,547	713,022
Investment securities:
Available-for -sale, at fair value	77,255	43,592	41,070	39,788	39,409
Held to maturity	9,676	—	—	—	—
Total deposits	962,514	666,407	703,359	684,554	600,407
Total borrowings	279,104	196,638	158,852	187,791	141,572
Total stockholders’ equity	130,515	87,014	87,264	88,794	87,860

Selected Operations Data
Total interest income	$65,179	$56,374	$56,119	$48,478	$44,400
Total interest expense	31,639	32,227	29,890	21,170	17,476
Net interest income	33,540	24,147	26,229	27,308	26,924
Provision for loan losses	7,020	2,240	2,068	1,775	1,557
Net interest income after provision for loan losses	26,520	21,907	24,161	25,533	25,367
Service fee income	6,257	4,831	4,370	4,026	3,193
Gain(loss) on sale of loans and investment securities	(2,277)	391	(669)	228	727
Other non-interest income (loss)	2,542	2,549	2,941	2,478	2,304
Total non-interest income	6,522	7,771	6,642	6,732	6,224
Salaries and employee benefits	19,118	14,759	14,617	13,792	16,167
Other expenses	44,508	10,397	10,402	9,620	8,149
Total non-interest expense	63,626	25,156	25,019	23,412	24,316
Income (loss) before taxes	(30,583)	4,522	5,784	8,853	7,275
Income tax expense (benefit)	(8,485)	296	1,028	2,401	1,753
Net income (loss)	$(22,098)	$4,226	$4,756	$6,452	$5,522

	At or For the Year Ended December 31,
	2008	2007	2006	2005	2004
Selected Financial Ratios and Other Financial Data:

Performance Ratios:

Return on average assets (ratio of net income to average total assets)	(1.91)%	0.44%	0.49%	0.73%	0.67%
Return on average tangible equity (ratio of net income to average tangible equity)	(28.04)	5.86	6.43	7.79	5.90
Interest rate spread information:
Average during the period	3.01	2.50	2.70	3.13	3.46
Net interest margin(1)	3.22	2.79	2.96	3.37	3.57
Ratio of operating expense to average total assets	5.49	2.64	2.57	2.89	2.94
Ratio of average interest-earning assets to average interest-bearing liabilities	107.14	107.92	107.65	109.30	106.06
Efficiency ratio(2)	158.81	78.81	76.11	68.78	73.26

Asset Quality Ratios:(3)
Non-performing assets to total assets	1.92	1.35	0.86	1.03	0.65
Non-performing loans to total loans	1.93	1.29	0.70	0.90	0.57
Allowance for loan losses to non-performing loans	69.41	79.72	143.59	108.04	167.32
Allowance for loan losses to loans receivable, net	1.34	1.03	1.00	0.98	0.95

Capital Ratios:
Equity to total assets(3)	9.40	9.04	9.08	9.14	10.47
Average equity to average assets	8.89	9.16	9.08	9.90	11.50

Share and Per Share Data:
Average common shares outstanding:
Basic	5,249,135	4,103,940	4,196,059	4,328,965	4,625,437
Diluted	5,253,477	4,151,173	4,274,039	4,439,686	4,772,036
Per share:
Basic earnings	$(4.22)	$1.03	$1.13	$1.49	$1.19
Diluted earnings	$(4.22)	$1.02	$1.11	$1.45	$1.16
Dividends	$0.64	$0.60	$0.58	$0.49	$0.47

Dividend payout ratio(4)	(15.20)%	58.25%	52.25%	36.55%	40.52%

Other Data:
Number of full-service offices	33	21	21	20	18

(1)	Net interest income divided by average interest earning assets.
(2)	Total non-interest expense divided by net interest income plus total non-interest income.
(3)	At the end of the period.
(4)	Dividends per share divided by diluted earnings per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

MutualFirst Financial, Inc., a Maryland corporation, is a savings and loan holding company and its wholly-owned subsidiary is MutualBank, Muncie, Indiana.  MFS Financial, Inc. was formed in September 1999 to become the holding company of MutualBank in connection with MutualBank’s conversion from the mutual to stock form of organization on December 29, 1999.  In April 2000, MFS Financial, Inc. formally changed its corporate name to MutualFirst Financial, Inc. (“MutualFirst”).  The words “we,” “our” and “us” refer to MutualFirst and MutualBank on a consolidated basis, except that references to us prior to December 29, 1999 refer only to MutualBank.

Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one-to four-family residences, a variety of consumer loans, loans secured by commercial and multi-family real estate and commercial business loans. We are headquartered in Muncie, Indiana with 33 retail offices primarily serving Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties.  MutualBank also has trust offices in Carmel and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. We also originate mortgage loans in counties contiguous to these counties, and we originate indirect consumer loans throughout Indiana.

In August 2006, MutualBank purchased three branch offices in Winchester, Wabash and Warsaw, Indiana, resulting in the acquisition of $8.7 million in assets and the assumption of $12.4 million in liabilities for $1.0 million in cash.  The assets purchased included residential real estate mortgage loans of $5.4 million, and consumer loans of $1.2 million.  The liabilities assumed included total deposits of $12.3 million.

On March 22, 2007 the Bank completed the acquisition of Wagley Investment Advisors, Inc.  Wagley Investment Advisors, Inc. is now known as Mutual Financial Advisors, providing new and expanded investment management services not previously offered by the Bank.  Mutual Financial Advisors offers a full range of non-bank investment options and money management.

On July 18, 2008, the Company acquired MFB Corp. ("MFB") and merged MFB’s subsidiary bank, MFB Financial into MutualBank.  MutualFirst issued an aggregate of 2.9 million shares of its common stock and paid approximately $11.5 million in cash to MFB stockholders in the transaction.  MutualFirst also assumed 114,500 MFB stock options, which have converted into approximately 296,555 MutualFirst stock options with a weighted average exercise price of $9.90 per share.  As a result of the transaction, MutualBank now has 33 retail financial centers, spanning nine Indiana counties and is the 11th largest depository institution headquartered in Indiana.  MutualBank also has a trust office in Carmel and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan.

On December 23, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company (i) sold 32,382 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) for a purchase price of $32,382,000 in cash and (ii) issued a warrant (the “Warrant”) to purchase 625,135 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for a per share price of $7.77 per share.  The Series A Preferred Stock is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Series A Preferred Stock may be redeemed by the Company at any time, subject to consultation by the Treasury with the Officer of Thrift Supervision (“OTS”).  The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $7.77 per share of the Common Stock.  If the Series A Preferred Stock is redeemed, the Warrant will be liquidated at the current market price.  The Warrant is attached as Exhibit 4.2 hereto and is incorporated herein by reference.  Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant that it holds.

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Junior Stock (as defined below) and Parity Stock (as defined below) will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.16) declared on the Common Stock prior to December 23, 2008.  The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted.  These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Series A Preferred Stock, (b) the date on which the Series A Preferred Stock has been redeemed in whole; and (c) the date Treasury has transferred all of the Series A Preferred Stock to third parties.  In addition, the ability of the Company to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its Junior Stock and Parity Stock will be subject to restrictions in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series A Preferred Stock. “Junior Stock” means the Common Stock and any other class or series of stock of the Company the terms of which expressly provide that it ranks junior to the Series A Preferred Stock as to dividend rights and/or rights on liquidation, dissolution or winding up of the Company. “Parity Stock” means any class or series of stock of the Company the terms of which do not expressly provide that such class or series will rank senior or junior to the Series A Preferred Stock as to dividend rights and/or rights on liquidation, dissolution or winding up of the Company (in each case without regard to whether dividends accrue cumulatively or non-cumulatively).

The Company placed $29.1 million of TARP proceeds into its wholly-owned subsidiary MutualBank, while maintaining the $3.2 million with the Company.  MutualBank placed approximately $20.0 million of the proceeds in highly rated securities.  Approximately $14.8 million was placed in mortgage securities, $3.2 million in municipal securities and $2.0 million in corporate bonds.  These securities will provide liquidity as needed to meet current and future loan demand.  The remaining funds held at MutualBank were placed in working capital, which was used to fund loans and meet the cash needs of MutualBank.

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

The acquisition of MFB in July 2008 and the sale of $92.9 million of fixed rate mortgages in 2008 helped change the structure of MutualBank’s balance sheet.  Net interest income should be less vulnerable to changes in interest rates.  The Federal Funds rate set by the Board of Governors of the Federal Reserve System has decreased to a range of 0 to 25 basis points as of December 31, 2008.  The Federal Funds rate at this level decreases the ability to reprice deposits lower in future months.  Certificates of deposit and borrowings may, however, still reprice to lower rates at their maturities in future time periods, which could reduce the amount of interest expense.  Interest income is expected to decrease without any changes in the current rate environment primarily due to the rates on newly originated interest-earning assets are lower than the rates on maturing interest-earning assets.  Another factor that may lead to changes in net interest income is the level of non-performing assets.  An increase in non-performing assets (i.e., loans, repossessed assets, or securities) would also decrease interest income and may decrease overall net interest income without additional decreases in interest-bearing liabilities.

Results of operations are also dependent upon the level of the Company’s non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses.  MutualWealth, the wealth management division of the Bank, produces non-interest income for the Bank that is tied primarily to the market value of the portfolios being managed.  As of December 31, 2008, MutualWealth had $352.0 million of assets under management.  Decreases in market value could have a negative impact on the non-interest income generated by this division of the Bank.

Difficult market conditions and economic trends have adversely affected our industry and our business.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits or borrowings.

The resulting economic pressure on the consumer and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operation and stock price.

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

Recent legislative and regulatory initiatives to address these difficult market and economic conditions may not stabilize the US banking system.

The Emergency Economic Stabilization Act of 2008 (“EESA”) authorizes the United States Department of Treasury, hereafter the Treasury Department, to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program. The purpose of the troubled asset relief program is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department has allocated $350 billion towards the troubled asset relief program to the capital purchase program. Under the capital purchase program, the Treasury Department will purchase debt or equity securities from participating institutions. The troubled asset relief program is also expected to include direct purchases or guarantees of troubled assets of financial institutions.

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

EESA, the troubled asset relief program and the Federal Deposit Insurance Corporation’s recent regulatory initiatives may not stabilize the U.S. banking system or financial markets. If the volatility in the market and the economy continue or worsen, our business, financial condition, results of operations, access to funds and the price of our stock could be materially and adversely impacted.

The recently enacted American Recovery and Reinvestment Act of 2009 (the “AARA”) is a broad based economic stimulus bill that contains a broad range of tax revisions and government spending to address the national economic decline.  It does not contain any specific provisions governing financial institutions, except for TARP recipients.  It imposes new compensation limits and requirements on TARP recipients and allows TARP funds to be returned with the requirements for replacement capital or the passage of set time periods included in the TARP agreement.

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

Financial highlights of our strategy have included:

•
Continuing as a Diversified Lender.  We have been successful in diversifying our loan portfolio to reduce our reliance on any one type of loan.  From 1995 through 2000, approximately 36% of our loan portfolio consisted of loans other than one-to four- family real estate loans.  Since that time to the end of 2008, that percentage has increased to 53%.

•
Continuing as a Leading One- to Four-Family Lender.  We are one of the largest originators of one- to four-family residential loans in our five-county market area.  During 2008, we originated $111.1 million of one- to four-family residential loans.

•
Continuing To Focus On Asset Quality.  Non-performing assets to total assets was 1.92% at December 31, 2008, up from 1.35% at December 31, 2007. We believe that our underwriting standards will provide for a quality loan portfolio.

•
Continuing Our Strong Capital Position.  As a result of our consistent operating profitability, we have historically maintained a strong capital position.  At December 31, 2008, our ratio of stockholders’ equity to total assets was 9.4%.

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

During 2008, in keeping with its strategic objective to reduce interest rate risk exposure, MutualFirst also sold $92.9 million of long term fixed-rate loans that had been held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income.  This was offset, in the short term, by recognizing a gain on the sale of these loans of $1.4 million during the year.

Financial Condition at December 31, 2008 Compared to December 31, 2007

General.  Our assets increased $426.3 million during 2008, ending the year at $1.4 billion compared to $962.5 million at December 31, 2007.  Liabilities increased $382.8 million or 43.7% during 2008 to $1.3 billion at December 31, 2008.  Stockholders’ equity increased $43.5 million to $130.5 million at December 31, 2008.  These increases were primarily due to the acquisition of MFB and are discussed in further detail below.

Loans.  Our net loan portfolio increased $310.7 million from $802.4 million at December 31, 2007, to $1.1 billion at December 31, 2008, primarily due to the acquisition of MFB.  Consumer loans increased $42.9 million or 19.0% from $225.5 million at December 31, 2007 to $268.4 million at December 31, 2008.  Most of the consumer loan growth came from home equity loans acquired from MFB, which increased $39.2 million or 144.1% from $27.2 million to $66.5 million. Recreational vehicles increased $2.1 million to $79.9 million and other consumer loans increased $3.0 million to $5.8 million at December 31, 2008.  The remainder of the consumer portfolio decreased slightly.  Commercial business loans increased $18.5 million or 32.6% from $56.8 million to $75.3 million at December 31, 2008.  It has been our strategy to increase non-real estate mortgage loans as a percentage of our loan portfolio in order to mitigate interest rate risk and enhance the portfolio yield.  Accordingly, we sold $92.9 million of our fixed rate one- to four-family mortgage loans in 2008.  Despite this, real estate mortgage loans increased $256.5 million or 48.5% from $529.0 million to $785.4 million at December 31, 2008 primarily due to the acquisition of MFB.  Mortgage loans held for sale decreased $104,000 to $1.5 million at December 31, 2008.

Allowance For Loan Loss.  Allowance for loan losses increased $6.8 million, including $3.0 million acquired with MFB, to $15.1 million at December 31, 2008 when compared to December 31, 2007.  Specific loan loss reserves have increased $658,000, while general loan loss reserves have increased $6.1 million since December 31, 2007.  Net charge offs for the year 2008 were $3.2 million, or .34% of average loans on an annualized basis, compared to $2.0 million, or .25% of average loans for the comparable period in 2007. The increase was primarily due to increased charge offs on commercial real estate loans during 2008.  As of December 31, 2008, the allowance for loan losses as a percentage of loans receivable and non-performing loans was 1.34% and 69.41%, respectively, compared to 1.03% and 79.72%, respectively, at December 31, 2007.

Securities.  Investment securities available for sale increased $33.7 million, or 77.1%, compared to December 31, 2007 due primarily to $23.9 million acquired with MFB.  Investment securities held to maturity increased $9.7 million due to securities received in the third quarter of 2008 through a redemption in kind as a result of a liquidation of a mutual fund.

Liabilities.  Our total liabilities increased $382.8 million or 43.7% to $1.3 billion at December 31, 2008 from $875.5 million at December 31, 2007.  Deposits increased $296.1 million, and borrowed funds increased $82.5 million as a result of the acquisition of MFB.

Stockholders’ Equity. Stockholders’ equity increased $43.5 million, or 50.0%, from $87.0 million at December 31, 2007, to $130.5 million at December 31, 2008.  The increase was due primarily to stock issued to acquire MFB of $39.8 million, preferred stock issued to the United States Treasury Department of $32.4 million, and Employee Stock Ownership Plan (ESOP) and RRP shares earned of $364,000. This increase was partially offset by a net loss of $22.1 million, the repurchase of 154,000 shares of common stock for $1.8 million and dividend payments of $3.5 million.  Also, the market value of securities available for sale compared to their book value decreased $1.5 million from a loss of $414,000 at December 31, 2007 to a loss of $1.9 million at December 31, 2008. An increase on a postretirement benefit obligation decreased equity $110,000.  As of December 31, 2008, the Bank’s capital ratio was 13.79%, well in excess of “well-capitalized” levels as defined by all regulatory standards. The Company’s tangible equity to tangible asset ratio was 6.79%.

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

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	Year ended December 31,
	2008			2007			2006
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate

	(Dollars in thousands)

Interest-Earning Assets:
Interest -bearing deposits	$8,711	$118	1.35%	$2,982	$115	3.86%	$1,918	$67	3.49%
Mortgage-backed securities available-for-sale(1)	28,648	1,596	5.57%	8,875	467	5.26%	10,532	481	4.57%
Investment securities available-for-sale(1)	28,987	1,303	4.50%	31,234	1,644	5.26%	30,055	1,440	4.79%
Investment securities held-to-maturity	3,360	314	9.35%
Loans(2)	956,788	61,128	6.39%	811,991	53,686	6.61%	834,321	56,673	6.43%
Stock in FHLB of Indianapolis	14,010	720	5.14%	9,939	462	4.65%	10,128	459	4.53%
Total interest-earning assets	1,040,504	65,179	6.26%	865,021	56,374	6.52%	886,954	56,120	6.33%
Non-Interest Earning Assets (net of allowance for loan losses and unrealized gain/loss)	118,673			87,879			85,641
Total assets	$1,159,177			$952,900			$972,595

Interest-Bearing Liabilities:
Demand and NOW accounts	$148,703	1,564	1.05%	$126,034	2,841	2.25%	$101,627	1,662	1.64%
Savings deposits	66,315	317	0.48%	54,975	281	0.51%	60,253	301	0.50%
Money market accounts	34,000	615	1.81%	24,588	621	2.53%	34,920	690	1.98%
Certificate accounts	492,405	18,920	3.84%	444,271	20,755	4.67%	461,678	19,372	4.20%
Total deposits	741,423	21,416	2.89%	649,868	24,498	3.77%	658,478	22,025	3.34%
Borrowings	229,768	10,223	4.45%	151,636	7,729	5.10%	165,465	7,866	4.75%
Total interest-bearing accounts	971,191	31,639	3.26%	801,504	32,227	4.02%	823,943	29,891	3.63%
Non-Interest Bearing Accounts	66,746			48,589			45,597
Other Liabilities	18,138			15,478			14,759
Total Liabilities	1,056,075			865,571			884,299
Stockholders’ Equity	103,102			87,329			88,296
Total liabilities and stockholders’ equity	$1,159,177			$952,900			$972,595

Net Earning Assets	$69,313			$63,517			$63,011

Net Interest Income		$33,540			$24,147			$26,229

Net Interest Rate Spread(3)			3.01%			2.50%			2.70%

Net Yield on Average Interest-Earning Assets(4)			3.22%			2.79%			2.96%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities	107.14%			107.92%			107.65%

(1)	Average balances were calculated using amortized cost, which excludes FASB 115 valuation allowances.
(2)	Calculated net of deferred loan fees, loan discounts and loans in process.
(3)	Interest rate spread is calculated by subtracting weighted average interest rate cost from weighted average interest rate yield for the period indicated.
(4)	The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.

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

	Year Ended December 31,
	2008 vs. 2007			2007 vs. 2006
	Increase (decrease) Due to		Total Increase (decrease)	Increase (decrease) Due to		Total Increase (decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)

Interest-earning assets:
Interest-bearing deposits	$114	$(111)	$3	$40	$8	$48
Investment securities available-for-sale	1,259	(157)	1,102	(24)	214	190
Loans receivable	9,302	(1,860)	7,442	(1,456)	1,469	13
Stock in FHLB of Indianapolis	205	53	258	(9)	12	3

Total interest-earning assets	$10,880	$(2,075)	$8,805	$(1,449)	$1,703	$254

Interest-bearing liabilities:
Savings deposits	$55	$(19)	$36	$(27)	$7	$(20)
Money market accounts	199	(205)	(6)	(233)	164	(69)
Demand and NOW accounts	442	(1,719)	(1,277)	458	721	1,179
Certificate accounts	2,097	(3,932)	(1,835)	(751)	2,134	1,383
Borrowings	3,576	(1,082)	2,494	(683)	546	(137)

Total interest-bearing liabilities	$6,369	$(6,957)	$(588)	$(1,236)	$3,572	$2,336

Change in net interest income			$9,393			$(2,082)

Comparison of Results of Operations for Years Ended December 31, 2008 and 2007.

General. Net loss for the year ended December 31, 2008 was $22.1 million, or $4.22 for basic and  diluted loss per common share. This compared to net income in 2007 of $4.2 million, or $1.03 for basic and $1.02 for diluted earnings per common share.  Annualized return on average assets was negative 7.13% and return on average tangible equity was negative 108.92% for year end 2008 compared to .44% and 5.86%, respectively, for 2007.

Net Interest Income.   Net interest income before the provision for loan losses increased $9.4 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. Average interest earning assets increased $175.5 million, or 20.3% and the net interest margin increased by 43 basis points from 2.79% for the year ended December 31, 2007 to 3.22% for 2008 primarily due to the acquisition of MFB and the declining rate environment.

Interest Income.  Interest income increased $8.8 million to $65.2 million at December 31, 2008, compared to $56.4 million at December 31, 2007.  The increase in interest income during the year ended December 31, 2008 was due to an increase in average earning assets of $175.5 million due to the acquisition of MFB.  This increase was partially offset by a 26 basis point decrease in the average yield on our earning assets from 6.52% in 2007 to 6.26% in 2008 as a result of decreasing market interest rates.

Interest Expense.  Interest expense decreased $588,000, or 1.8% to $31.6 million at December 31, 2008, from $32.2 million at December 31, 2007.  The decrease in interest expense was due to a decrease in interest rates which lead to a decline of 76 basis points on interest-bearing liabilities from 4.02% for the year ended December 31, 2007 to 3.26% for the year ended December 31, 2008.  This decrease was partially offset by an increase in average interest-bearing liabilities of $169.7 million as a result of the acquisition of MFB.  Interest expense on deposits decreased $3.1 million due to an 88 basis point decline in average rates paid.  This decrease was partially offset by increases in average interest-bearing deposits of $91.6 million.  Interest expense on borrowings increased $2.5 million due to an increase of average borrowings of $78.1 million, partially offset by a 65 basis point decrease in average rate.

Provision for Loan Losses.  The provision for loan losses for the year ended December 31, 2008 was $7.0 million, compared to $2.2 million for 2007.  Non-performing loans to total loans at December 31, 2008 were 1.93% compared to 1.29% at December 31, 2007.   Non-performing assets to total assets were 1.92% at December 31, 2008 compared to 1.35% at December 31, 2007.  The increase in provision was due primarily to deteriorated asset quality, a weakened economy and an increased loan portfolio due to the acquisition of MFB.

Other Income.  Non-interest income decreased $1.2 million, or 16.1%, to $6.5 million in 2008, compared to $7.8 million for 2007. The reasons for the decrease were due primarily to a loss related to the sale of the AMF Ultra Funds of $2.6 million, a $1.2 million write down on two trust preferred securities, a $200,000 write-down on a Lehman’s corporate bond, a $329,000 loss on the sale of a title insurance subsidiary, and a $500,000 impairment charge on mortgage servicing rights.  These decreases were offset by increases in fees and service charges on deposit accounts of $1.4 million and commission income of $795,000 due primarily to the acquisition of MFB in the third quarter of 2008, and increases in gains on sale of loans of $1.0 million primarily due to the sale of $92.9 million of fixed rate mortgage loans in 2008.

Other Expense.  Non-interest expense increased $38.5 million to $63.6 million for the year ended December 31, 2008 compared to $25.2 million for 2007.  The increase was due primarily to a goodwill impairment charge of $29.0 million.  Management engaged a third party business valuation specialist to perform the annual impairment test of goodwill.  The step one impairment test indicated the fair value of the reporting unit was below the carrying value as of December 31, 2008.  The step two impairment test was performed by allocating the fair value of the Company to all of the assets and liabilities of the reporting unit to determine the implied fair value of the Company.   Management determined the carrying amount of goodwill exceeded, in its entirety, the implied fair value of goodwill. Other expenses also increased due to increases in salaries and employee benefits of $4.4 million, increases in occupancy, equipment, data processing and ATM expense of $1.1 million, increases in marketing expense of $574,000, increases in professional fees of $369,000, increases in software subscriptions and maintenance of $494,000, increases in amortization of intangibles of $559,000 and increases in other expenses, such as supplies, postage and repossessed asset expense of $2.1 million.  These increases were primarily due to the acquisition of MFB Corp. and rebranding of the Bank in 2008.

Income Tax Expense.  Income tax expense decreased $8.8 million in 2008 compared to the year ended 2007. The decrease was due primarily to decreased taxable income. The effective tax rate also decreased due to a higher percentage of non-taxable income to total income before income tax and an increased percentage of low income housing tax credits to taxable income when comparing the year ended 2008 to the year ended 2007.

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

Liquidity and Commitments

MutualBank is required to maintain adequate levels of investments for liquidity purposes to ensure the institution’s safe and sound operations.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Historically, we have maintained liquid assets at levels adequate to meet the requirements of normal operations, including potential deposit outflows.  Cash flow projections are regularly reviewed and updated to ensure that adequate liquidity is maintained.  At December 31, 2008, our liquidity ratio, which is our liquid assets as a percentage of net withdrawable savings deposits and current borrowings, was 8.39%.

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

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities.  We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities.  At December 31, 2008, the total approved loan origination commitments outstanding amounted to $18.3 million.  At the same date, the unadvanced portion of construction loans was $4.2 million.  At December 31, 2008, unused lines of credit totaled $134.1 million and outstanding letters of credit totaled $8.3 million.  As of December 31, 2008, certificates of deposit scheduled to mature in one year or less totaled $356.9 million, and investment and mortgage-backed securities scheduled to mature in one year or less totaled $3.4 million.  Based on historical experience, management believes that a significant portion of maturing deposits will remain with us.  We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

The Company utilizes dividends from the bank as a source of funds to service debt and meet obligations of the Company.  The dividends from the bank, require regulatory approval

The following table presents our contractual obligations (excluding deposit products).

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	Years	5 years
		(In thousands)
Contractual Obligations

Federal Home Loan Bank Advances	$263,113	$102,152	$153,716	$5,535	$1,710
Notes Payable	647	421	226	—	—
Other Borrowings	15,345	500	6,000	5,000	3,845

Total	$279,105	$103,073	$159,942	$10,535	$5,555

Capital

Consistent with our goals to operate a sound and profitable financial organization, MutualBank actively strives to remain a “well-capitalized” institution in accordance with regulatory standards.  Total stockholders’ equity of MutualFirst Financial, Inc. was $130.5 million at December 31, 2008, or 9.39% of total assets on that date.  As of December 31, 2008, MutualBank exceeded all capital requirements of the OTS, with regulatory capital ratios as follows:  core capital, 9.9%; Tier I risk-based capital, 12.5%; and total risk-based capital, 13.8%.  The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

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

Goodwill and Intangible Assets.  MutualFirst periodically assesses the impairment of its goodwill and the recoverability of its core deposit intangible.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  If actual external conditions and future operating results differ from MutualFirst’s judgments, impairment and/or increased amortization charges may be necessary to reduce the carrying value of these assets to the appropriate value.

Valuation Measurements.  Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued. Investment securities and derivatives are carried at fair value, as defined in SFAS No. 157 “Fair Value Measurement” (“SFAS 157”), which requires key judgments affecting how fair value for such assets and liabilities is determined. In addition, the outcomes of valuations have a direct bearing on the carrying amounts of goodwill, mortgage servicing rights, investments and other postretirement benefit obligations. To determine the values of these assets and liabilities, as well as the extent to which related assets may be impaired, Management makes assumptions and estimates related to discount rates, asset returns, prepayment rates and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect the Company’s results of operations.

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

In order to minimize the potential for adverse effects of material and prolonged changes in interest rates on our results of operations, we adopted asset and liability management policies to better match the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities.  MutualBank’s Board of Directors sets and recommends asset and liability policies, which are implemented by the Asset and Liability Management Committee.  The Asset and Liability Management Committee is chaired by the chief financial officer and is comprised of members of our senior management.  The purpose of the Asset and Liability Management Committee is to communicate, coordinate and control asset/liability management issues consistent with our business plan and board-approved policies.  This committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs.  The objectives are to manage assets and funding sources consistent with liquidity, capital adequacy, growth, risk and profitability goals.  The Asset and Liability Management Committee generally meets monthly to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to a net present value of portfolio equity analysis and income simulations.  At each meeting, the Asset and Liability Management Committee recommends appropriate strategy changes based on this review.  The chief financial officer is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Board of Directors, at least quarterly.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin.  We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans.  In addition, in an effort to avoid an increase in the percentage of long-term fixed-rate loans in our portfolio, in 2008, we sold $92.9 million of fixed rate, one-to four- family mortgage loans with a term to maturity of over 10 years in the secondary market.

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

An internal asset-liability model provides MutualBank with the information presented in the following tables.  The tables present the change in our net portfolio value at December 31, 2008 and 2007 that would occur upon an immediate and sustained change in market interest rates of 100 to 300 basis points as required by the OTS, and do not give any effect to actions that management might take to counteract that change.  The changes in net portfolio value under all rate changes shown were within guidelines approved by the board of directors.

December 31, 2008
Net Portfolio Value
Changes					NPV as % of PV of Assets
In Rates		$ Amount	$ Change	% Change	NPV Ratio	Change

+300	bp	168,752	-16,815	-9%	12.65%	-50	bp
+200	bp	178,643	-6,924	-4%	13.12%	-3	bp
+100	bp	185,612	45	0%	13.37%	22	bp
0	bp	185,567			13.15%
-100	bp	NM	NM	NM	NM	NM
-200	bp	NM	NM	NM	NM	NM
-300	bp	NM	NM	NM	NM	NM

December 31, 2007
Net Portfolio Value
Changes					NPV as % of PV of Assets
In Rates		$ Amount	$ Change	% Change	NPV Ratio	Change

+300	bp	64,185	-40,736	-39%	7.27%	-380	bp
+200	bp	79,394	-25,527	-24%	8.77%	-230	bp
+100	bp	91,904	-13,017	-12%	9.93%	-114	bp
0	bp	104,921			11.07%
-100	bp	111,493	6,572	6%	11.56%	49	bp
-200	bp	111,662	6,741	6%	11.44%	36	bp
-300	bp	117,557	12,636	12%	11.80%	73	bp

NM= Not meaningful due to certain market interest rates would be below zero at that level of rate shock.

The internal asset-liability model uses certain assumptions in assessing the interest rate risk of MutualBank.  These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market value of certain assets under differing interest rate scenarios, among others.

The decline in the interest rate sensitivity between December 31, 2008 and December 31, 2007 is a result of the acquisition of MFB, the strategies employed to mitigate interest rate risk and the current interest rate environment.

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

December 31, 2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
MutualFirst Financial, Inc.
Muncie, Indiana

We have audited the accompanying consolidated balance sheets of MutualFirst Financial, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MutualFirst Financial, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 25, the Company changed its method of accounting for fair value measurements in accordance with Statement of Financial Accounting Standards No. 157 in 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MutualFirst Financial, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 23, 2009, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

BKD, LLP

Indianapolis, Indiana
March 23, 2009

MutualFirst Financial, Inc.
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
Assets

Cash and due from banks	$21,654,283	$21,003,114
Interest-bearing demand deposits	18,049,169	2,645,057
Cash and cash equivalents	39,703,452	23,648,171
Interest-bearing deposits	-	100,000
Investment securities available for sale	77,254,925	43,592,485
Investment securities held to maturity	9,675,891	—
Total investment securities	86,930,816	43,592,485
Loans held for sale	1,541,110	1,644,615
Loans, net of allowance for loan losses of $15,107,000 and $8,352,000	1,113,132,480	802,436,497
Premises and equipment	36,500,979	16,168,434
Federal Home Loan Bank stock	18,631,500	10,036,900
Investment in limited partnerships	4,560,690	3,246,468
Deferred income tax benefit	21,237,513	5,174,082
Cash value of life insurance	42,637,240	30,350,760
Core deposit and other intangibles	7,406,572	1,005,703
Goodwill	—	14,187,725
Other assets	16,545,134	10,925,172

Total assets	$1,388,827,486	$962,517,012

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$93,393,362	$47,172,012
Interest-bearing	869,120,808	619,235,341
Total deposits	962,514,170	666,407,353
Federal Home Loan Bank advances	263,112,728	191,675,155
Other borrowings	15,991,690	4,962,827
Other liabilities	16,693,959	12,457,827
Total liabilities	1,258,312,547	875,503,162

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.01 par value
Authorized - 5,000,000 shares
Issued and outstanding – 32,382 and 0 shares; liquidation preference $1,000 per share	324	—
Common stock, $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding – 6,984,754 and 4,226,638 shares	69,847	42,266
Additional paid-in capital – preferred stock	31,461,848	—
Additional paid-in capital – common stock	72,610,939	32,567,085
Retained earnings	29,989,003	56,725,785
Accumulated other comprehensive loss	(2,027,956)	(414,380)
Unearned benefit plan shares	(1,589,066)	(1,906,906)
Total stockholders’ equity	130,514,939	87,013,850

Total liabilities and stockholders’ equity	$1,388,827,486	$962,517,012

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Interest and Dividend Income
Loans receivable	$61,127,725	$53,686,297	$53,672,382
Investment securities	3,213,272	2,110,916	1,920,823
Federal Home Loan Bank stock	719,886	461,949	459,255
Deposits with financial institutions	118,064	114,596	67,143
Total interest and dividend income	65,178,947	56,373,758	56,119,603

Interest Expense
Deposits	21,416,502	24,498,471	22,024,156
Federal Home Loan Bank advances	9,698,795	7,656,748	7,803,817
Other interest expense	523,793	71,833	62,424
Total interest expense	31,639,090	32,227,052	29,890,397

Net Interest Income	33,539,857	24,146,706	26,229,206
Provision for loan losses	7,020,000	2,240,000	2,068,000
Net Interest Income After Provision for Loan Losses	26,519,857	21,906,706	24,161,206

Other Income
Service fee income	6,256,694	4,831,161	4,369,508
Net realized losses on sales of available-for-sale securities	(3,715,531)	—	—
Commissions	1,796,332	1,000,687	682,432
Equity in losses of limited partnerships	(157,575)	(99,654)	(181,366)
Net gains (losses) on sales of loans	1,438,626	390,778	(669,389)
Net servicing fees	(298,473)	81,033	62,122
Increase in cash value of life insurance	1,322,724	1,230,000	1,075,403
Other income (loss)	(120,503)	336,554	1,303,778
Total other income	6,522,294	7,770,559	6,642,488

Other Expenses
Salaries and employee benefits	19,117,989	14,758,489	14,617,254
Net occupancy expenses	1,911,495	1,549,331	1,507,067
Equipment expenses	1,629,898	1,318,932	1,221,991
Data processing fees	1,191,655	1,058,357	897,998
Advertising and promotion	1,461,225	887,237	966,224
Automated teller machine expense	968,078	723,128	699,435
Professional fees	1,133,012	764,007	992,984
Supplies	791,579	314,846	278,403
Goodwill impairment	28,968,993	—	—
Other expenses	6,451,461	3,781,096	3,837,923
Total other expenses	63,625,385	25,155,423	25,019,279

Income (Loss) Before Income Tax	(30,583,234)	4,521,842	5,784,415
Income tax expense (credit)	(8,485,000)	295,700	1,027,900

Net Income (Loss)	$(22,098,234)	$4,226,142	$4,756,515

Earnings Per Share
Basic	$(4.22)	$1.03	$1.13
Diluted	(4.22)	1.02	1.11

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2008, 2007 and 2006

						Accumulated
						Other	Unearned
		Paid-in		Paid-in		Comprehensive	Benefit
	Preferred	Capital	Common	Capital	Retained	Income	Plan
	Stock	Preferred	Stock	Common	Earnings	(Loss)	Shares	Total

Balances, January 1, 2006	$—	$—	$45,522	$33,889,584	$57,968,477	$(374,701)	$(2,735,262)	$88,793,620
Comprehensive income
Net income					4,756,515			4,756,515
Other comprehensive income, net of tax - unrealized holding gains on securities						19,967		19,967
Comprehensive income								4,776,482
Cash dividends ($.58 per share)					(2,359,547)			(2,359,547)
Exercise of stock options			474	686,826				687,300
Stock repurchased			(2,330)	(1,825,273)	(3,107,881)			(4,935,484)
RRP shares earned				150,564				150,564
Tax benefit on stock options and RRP shares				45,400				45,400
ESOP shares earned				347,161			317,840	665,001
Reclassification of unearned RRP shares				(192,676)			192,676	—
Cumulative effect of applying SAB No. 108					(559,018)			(559,018)

Balances, December 31, 2006			43,666	33,101,586	56,698,546	(354,734)	(2,224,746)	87,264,318
Comprehensive income
Net income					4,226,142			4,226,142
Other comprehensive income, net of tax - unrealized holding losses on securities						(59,646)		(59,646)
Comprehensive income								4,166,496
Cash dividends ($.60 per share)					(2,440,121)			(2,440,121)
Exercise of stock options			154	208,459				208,613
Stock repurchased			(1,554)	(1,032,936)	(1,758,782)			(2,793,272)
RRP shares earned				21,056				21,056
Tax benefit on stock options and RRP shares				3,382				3,382
ESOP shares earned				265,538			317,840	583,378

Balances December 31, 2007			42,266	32,567,085	56,725,785	(414,380)	(1,906,906)	87,013,850
Comprehensive loss
Net loss					$(22,098,234)			(22,098,234)
Other comprehensive income, net of tax - unrealized holding losses on securities						(1,503,877)		(1,503,877)
Comprehensive loss								(23,602,111)
Preferred stock issued	324	31,461,848		919,828				32,382,000
Common stock issued in acquisition, net of costs			29,117	39,758,791				39,787,908
Cash dividends ($.64 per share)					(3,489,747)			(3,489,747)
Stock repurchased			(1,536)	(660,334)	(1,148,801)			(1,810,671)
RRP shares earned				21,056				21,056
Tax expense on stock options and RRP shares				(20,529)				(20,529)
ESOP shares earned				25,042			317,840	342,882
Other adjustment						(109,699)		(109,699)

Balances December 31, 2008	$324	$31,461,848	$69,847	$72,610,939	$29,989,003	$(2,027,956)	$(1,589,066)	$130,514,939

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006

			(As Restated)
	2008	2007	2006
Operating Activities
Net income (loss)	$(22,098,234)	$4,226,142	$4,756,515
Items not requiring (providing) cash
Provision for loan losses	7,020,000	2,240,000	2,068,000
Impairment of goodwill	28,968,993	—	—
Depreciation and amortization	2,812,118	2,554,786	2,863,255
Deferred income tax	(9,121,613)	(758,000)	(192,509)
Loans originated for sale	(41,018,545)	(24,427,954)	(25,124,598)
Proceeds from sales of loans held for sale	41,737,644	24,262,686	26,303,525
(Gain) loss on loans held for sale	(1,438,626)	(390,778)	669,389
Loss on investments available for sale	3,715,531	—	—
Other equity adjustments	384,467	601,052	770,165
Change in
Interest receivable and other assets	1,811,318	10,356	(940,346)
Interest payable and other liabilities	(387,104)	1,463,546	639,550
Cash value of life insurance	(1,322,724)	(1,230,000)	(1,075,403)
Other adjustments	547,009	434,930	939,706
Net cash provided by operating activities	11,610,234	8,986,766	11,677,249

Investing Activities
Net change in interest earning deposits	100,000	193,000	—
Purchases of securities available for sale	(59,806,429)	(7,810,905)	(5,658,192)
Proceeds from redemption-in-kind – investments	2,282,409	—	—
Proceeds from maturities and paydowns of investments
Available for sale	9,342,878	4,357,422	3,946,193
Held to maturity	348,629	—	—
Proceeds from sales of securities available for sale	21,519,205	802,748	395,949
Net change in loans	4,435,817	(2,214,872)	(6,082,431)
Proceeds from sales of loans transferred to held for sale	51,577,741	—	23,442,643
Purchases of premises and equipment	(3,422,071)	(2,146,757)	(2,752,106)
Proceeds from real estate owned sales	1,781,701	1,314,027	1,126,224
Cash received (paid) in acquisition, net	331,065	(515,257)	3,894,267
Other investing activities	(61,895)	100,671	1,350,350
Net cash provided by (used in) investing activities	28,429,050	(5,919,923)	19,662,897

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	(19,540,396)	(543,777)	15,877,096
Certificates of deposits	(16,808,138)	(36,407,524)	(9,399,360)
Proceeds from FHLB advances	500,225,000	466,550,000	514,450,000
Repayment of FHLB advances	(521,337,084)	(432,014,627)	(542,731,831)
Proceeds from other borrowings	11,500,000	3,907,394	—
Repayment of other borrowings	(4,383,382)	(433,760)	(419,506)
Proceeds from issuance of preferred stock	32,382,000	—	—
Stock repurchased	(1,810,671)	(2,793,272)	(4,935,484)
Cash dividends	(3,489,747)	(2,440,121)	(2,359,547)
Other financing activities	(721,585)	(157,857)	728,775
Net cash used in financing activities	(23,984,003)	(4,333,544)	(28,789,857)

Net Change in Cash and Cash Equivalents	16,055,281	(1,266,701)	2,550,289

Cash and Cash Equivalents, Beginning of Year	23,648,171	24,914,872	22,364,583

Cash and Cash Equivalents, End of Year	$39,703,452	$23,648,171	$24,914,872

Additional Cash Flows Information
Interest paid	$31,989,878	$31,589,021	$29,684,516
Income tax paid	900,000	445,000	1,225,000
Transfers from loans to foreclosed real estate	3,138,785	1,970,782	1,484,766
Mortgage servicing rights capitalized	823,032	241,131	437,194
Redemption in kind – investments	9,934,943	—	—

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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

Investment Securities - Securities available for sale are carried at fair value with unrealized gains and losses reported separately in accumulated other comprehensive income, net of tax.  Securities held to maturity are carried at amortized cost.

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
December 31, 2008, 2007 and 2006
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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.  Management believes that as of December 31, 2008, the allowance for loan losses is adequate based on information currently available.  A worsening or protracted economic decline in the areas within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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
December 31, 2008, 2007 and 2006
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

Intangible assets are being amortized on an accelerated basis over periods ranging from five to eleven years.  Such assets are periodically evaluated as to the recoverability of their carrying value.

Goodwill is tested annually for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.

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

Reclassifications of certain amounts in the 2007 and 2006 consolidated financial statements have been made to conform to the 2008 presentation.

Stock Options are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment  At December 31, 2008, the Company has a stock-based employee compensation plan, which is described more fully in Note 23.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R.  The Company selected the modified prospective application.  Accordingly, after January 1, 2006, the Company began expensing the fair value of stock options granted, modified, repurchased or cancelled.

Current Economic Conditions.  The current economic environment presents financial institutions with unprecedented circumstances and challenges which in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.  The financial statements have been prepared using values and information currently available to the Company.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Given the volatility of the current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Future Accounting Pronouncements.  Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (SFAS 141(R)).  During December 2007, the FASB issued SFAS 141(R).  This Statement replaces SFAS 141 Business Combinations (Statement 141).  SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (called the ’purchase method’) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement defines the acquirer as the entity that obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights.  This is broader than in Statement 141 which applied only to business combinations in which control was obtained by transferring consideration.  This Statement requires an acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) recognizes and measures the goodwill acquired in the business combination and defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess as a gain attributable to the acquirer.  In contrast, Statement 141 required the “negative goodwill” amount to be allocated as a pro rata reduction of the amounts assigned to assets acquired. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008.  An entity may not apply it before that date.

Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160)  During December 2007, the FASB issued SFAS 160 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent’s equity. Before the Statement was issued these so-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented in the consolidated statement of income. This Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not anticipate that this Statement will have a material impact on the Company’s consolidated financial condition or results of operations.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”).  During March 2008, the FASB issued SFAS 161.  SFAS 161 amends and expands the disclosure requirement of SFAS 133 No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instrument and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivative, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged.

Statement of Financial Accounting Standards, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162)  During May 2008, the FASB issued SFAS 162.  This Statement identifies the sources of account principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This Statement is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  Adoption of SFAS 162 will not be a change in the Company’s current accounting practices; therefore, it will not have a material impact on the Company’s consolidated financial condition or results of operations.

FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP EITF 03-6-1).  During June 2008, the FASB issued FSP EITF 03-6-1.  FSP EITF 03-6-1 clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting.

Such participating securities must be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share.  FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earning per share data. Early adoption is not permitted. It is not expected that the adoption of FSP EITF 03-6-1 will have a material effect on consolidated results of operations or earnings per share.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 2:	Impact of Recently Adopted Accounting Pronouncements

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

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements.  SFAS 157 clarifies the fair value measurement objective, its application in GAAP and establishes a framework that builds on current practice and requirements.  The framework simplifies and, where appropriate, codifies the similar guidance in existing pronouncements and applies broadly to financial and non-financial assets and liabilities.  The Statement clarifies the definition of fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, known as an exit-price definition of fair value.  It also provides further guidance on the valuation techniques to be used in estimating fair value.  Current disclosures about the use of fair value to measure assets and liabilities are expanded in this Statement.  The disclosures focus on the methods used for fair value measurements and apply whether the assets and liabilities are measured at fair value in all periods, such as trading securities, or in only some periods, such as impaired assets.  The adoption of SFAS 157 did not have a material impact on the consolidated financial condition, results of operations or liquidity.

FASB Staff Position (FSP), FSP FAS 157-2, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  The Company anticipates increased financial disclosure as a result of the adoption of this Statement.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

On October 10, 2008 the Financial Accounting Standards Board (FASB) issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3).  FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued.  The Company adopted FSP FAS 157-3 for the period ended September 30, 2008 and the adoption did not have any significant impact on consolidated statements of financial position, consolidated statement of operations, or disclosures.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.  SFAS 159 allows companies to report selected financial assets and liabilities at fair value.  The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet.  The main intent of the Statement is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (or reporting some assets at fair value and others using a different valuation attribute such as amortized cost).  The project is separated into two phases.  This first phase addresses the creation of a fair value option for financial assets and liabilities.  A second phase will address creating a fair value option for selected non-financial items.  SFAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007.  The Company was not impacted by the adoption of this Statement.

Note 3:	Acquisitions

On July 18, 2008, the Bank acquired 100% of the outstanding stock of MFB Corp., the holding company for MFB Financial (“MFB”) and MFB Statutory Trust I (“Trust”).  MFB Corp. was merged into the Company, and MFB was merged into MutualBank.  The Trust was also maintained as a wholly-owned subsidiary of the Company.

The Company issued 2,911,714 shares of its common stock and approximately $11,526,000 in cash to complete the transaction.  As a result of the acquisition, the Company will have an opportunity to increase its customer base and continue to increase its market share. The purchase had a recorded acquisition price of $51,985,000, including goodwill of $14,781,000. Additionally, core deposit intangibles totaling $6,645,000 were recognized and will be amortized over approximately 11 years using the sum of the year digits or a weighted average term of 3.8 years.  The goodwill generated as a result of this transaction is not deductible for tax purposes.

The combination was accounted for under the purchase method of accounting. All assets and liabilities were recorded at their fair values as of July 18, 2008.  The purchase accounting adjustments will be amortized over the life of the respective asset or liability.  MFB's results of operations are included in the Company's consolidated income statement beginning July 18, 2008.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Cash and cash equivalents	$11,179
Investments	23,490
Loans	378,075
Premises and equipment	18,565
Core deposit intangible	6,645
Goodwill	14,781
Other assets	19,263
Total assets acquired	471,998

Deposits	332,075
Borrowings	97,361
Other liabilities	5,346
Total liabilities assumed	434,782

Net assets acquired	$37,216

The following pro forma information discloses the results of operations as though the merger had taken place at the beginning of the year.

Year Ended December 31	2008	2007

Net Interest Income	$42,151	$42,056

Net Income (Loss)	$(21,202)	$8,244

Net Income per Share - Combined
Basic	$(3.04)	$1.20
Diluted	$(3.04)	$1.19

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

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2008 was $3,940,000.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 5:	Investment Securities

	2008
Available for Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities	$14,771	$393	$(1)	$15,163
Collateralized mortgage obligations	43,821	786	(968)	43,639
Federal agencies	499	3	—	502
Municipals	857	—	—	857
Small Business Administration	71	—	(1)	70
Corporate obligations	18,797	9	(3,279)	15,527
Marketable equity securities	1,635	—	(138)	1,497

Total investment securities	$80,451	$1,191	$(4,387)	$77,255

Held to Maturity Securities

Mortgage-backed securities	$5,498	$247	$(762)	$4,983
Collateralized mortgage obligations	4,178	138	(771)	3,545

Total investment securities	$9,676	$385	$(1,533)	$8,528

	2007
Description of Available for Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities	$2,310	$45	$(3)	$2,352
Collateralized mortgage obligations	8,327	38	(43)	8,322
Federal agencies	500	—	(2)	498
Small Business Administration	108	—	(1)	107
Corporate obligations	16,655	11	(267)	16,399
Marketable equity securities	16,382	—	(468)	15,914

Total investment securities	$44,282	$94	$(784)	$43,592

Marketable equity securities consist of shares in mutual funds which invest in government obligations and mortgage-backed securities.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2008 and 2007 was $24,618,000 and $28,308,000, which is approximately 29 percent and 65 percent of the Company’s investment portfolio at those dates.  These declines primarily resulted from changes in market conditions.

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

During 2008, the Bank determined that two trust preferred securities and one corporate bond were other than temporarily impaired.  The amount of the impairment totaled $1,350,000 and is reflected in the statement of operations.  The Bank also sold its shares of the AMF Ultra Short and AMF Ultra Short Mortgage Funds for cash and securities.  This redemption in-kind resulted in a loss of $2,571,000 and the receipt of $9,935,000 of held to maturity mortgage backed securities.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007:

	2008
	Less than 12 Months		12 Months or More		Total
Available for Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$228	$(1)	$—	$—	$228	$(1)
Collateralized mortgage obligations	3,841	(516)	1,559	(452)	5,400	(968)
Federal agencies	—	—	—	—	—	—
Small Business Administration	—	—	71	(1)	71	(1)
Corporate obligations	9,407	(2,100)	2,265	(1,179)	11,672	(3,279)
Marketable equity securities	—	—	1,497	(138)	1,497	(138)

Total temporarily impaired securities	$13,476	$(2,617)	$5,392	$(1,770)	$18,868	$(4,387)

Held to Maturity

Mortgage-backed securities	$3,356	$(762)	$—	$—	$3,356	$(762)
Collateralized mortgage obligations	2,394	(771)	—	—	2,394	(771)

Total temporarily impaired securities	$5,750	$(1,533)	$—	$—	$5,750	$(1,533)

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	2007
	Less than 12 Months		12 Months or More		Total
Description of Available for Sale Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$—	$—	$270	$(3)	$270	$(3)
Collateralized mortgage obligations	—	—	3,720	(43)	3,720	(43)
Federal agencies	—	—	498	(2)	498	(2)
Small Business Administration	107	(1)	—	—	107	(1)
Corporate obligations	2,730	(231)	5,463	(36)	8,193	(267)
Marketable equity securities	—	—	15,520	(468)	15,520	(468)

Total temporarily impaired securities	$2,837	$(232)	$25,471	$(552)	$28,308	$(784)

The amortized cost and fair value of securities available for sale at December 31, 2008, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2008
	Available for Sale		Held to Maturity
Description Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$1,800	$1,803	$—	$—
One to five years	8,009	7,824	—	—
Five to ten years	499	502	—	—
After ten years	8,988	5,900	—	—
	19,296	16,029	—	—
Mortgage-backed securities	14,771	15,163	5,498	4,983
Collateralized mortgage obligations	43,821	43,639	4,178	3,545
Municipals	857	857	—	—
Small Business Administration	71	70	—	—
Marketable equity securities	1,635	1,497	—	—

Totals	$80,451	$77,255	$9,676	$8,528

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $1,997,000 and $16,018,000 at December 31, 2008 and 2007.

Proceeds from sales of securities available for sale during 2008, 2007 and 2006 were $21,519,000, $803,000 and $396,000.  Gross gains of $204,000, $0, and $0 in 2008, 2007 and 2006 were recognized in those sales.  Gross losses of $2,570,000, $0 and $0 in 2008, 2007 and 2006 were recognized on those sales.

Other than temporarily impaired losses were recognized on available for sale investments during 2008 of $1,350,000.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 6:	Loans and Allowance

	2008	2007

Real estate loans
One-to-four family	$519,822	$429,373
Multi-family	2,698	3,929
Commercial	250,693	82,116
Construction and development	12,232	13,560
	785,445	528,978
Consumer loans
Auto	22,715	22,917
Home equity	66,460	27,232
Home improvement	45,339	45,156
Mobile home	727	992
Recreational vehicles	79,884	77,805
Boats	46,928	47,816
Other	6,339	3,593
	268,392	225,511
Commercial business loans	75,290	56,764
Total loans	1,129,127	811,253

Undisbursed loans in process	(4,372)	(3,984)
Unamortized deferred loan costs, net	3,484	3,519
Allowance for loan losses	(15,107)	(8,352)

Net loans	$1,113,132	$802,436

	2008	2007	2006

Allowance for loan losses
Balances, January 1	$8,352	$8,156	$8,100
Provision for losses	7,020	2,240	2,068
Allowance acquired in acquisition	2,954	—	—
Recoveries on loans	1,213	679	291
Loans charged off	(4,432)	(2,723)	(2,303)

Balances, December 31	$15,107	$8,352	$8,156

At December 31, 2008 and 2007, accruing loans delinquent 90 days or more totaled $1,473,000 and $1,421,000.  Non-accruing loans at December 31, 2008 and 2007 were $19,998,000 and $8,949,000.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Impaired loans totaled $20,178,000 and $9,371,000 at December 31, 2008 and 2007, respectively.  An allowance for loan losses of $781,000 and $355,000 relates to impaired loans of $2,973,000 and $752,000 at December 31, 2008 and 2007, respectively.  At December 31, 2008, impaired loans of $17,205,000 had no related allowance for loan losses.

Interest of $839,000, $449,000 and $203,000 was recognized on average impaired loans of $16,481,000, $9,488,000 and $6,288,000 for 2008, 2007 and 2006, respectively.  Interest of $140,000, $151,000 and $7,000 was recognized on impaired loans on a cash basis during 2008, 2007 and 2006, respectively.

Note 7:	Related Party Transactions

The Bank has entered into transactions with certain directors, executive officers and significant shareholders of the Company and Bank and their affiliates or associates (“related parties”).  Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

The aggregate amount of loans, as defined, to such related parties was as follows:

Balances, January 1, 2007	$4,215
Change in composition	3,303
New loans, including renewals	3,421
Payments, etc., including renewals	(3,364)

Balances, December 31, 2008	$7,575

Note 8:	Premises and Equipment

	2008	2007

Cost
Land	$13,248	$5,624
Buildings and land improvements	25,272	13,609
Equipment	14,381	11,622
Total cost	52,901	30,855
Accumulated depreciation and amortization	(16,400)	(14,687)

Net	$36,501	$16,168

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 9:	Investment In Limited Partnerships

	2008	2007

Pedcor Investments 1990-XIII (99.00 percent ownership)	$625	$625
Pedcor Investments 1997-XXVIII (99.00 percent ownership)	2,145	2,309
Pedcor Investments 1987-XXXI (49.50 percent ownership)	361	—
Pedcor Investments 2000-XLI (50.00 percent ownership)	862	—
Pedcor Investments 2001-LI (9.90 percent ownership)	268	312
Pedcor Investments 2008-CIII (21.50 percent ownership)	300	—

	$4,561	$3,246

The limited partnerships build, own and operate apartment complexes.  The Company records its equity in the net income or loss of the limited partnerships based on the Company’s interest in the partnerships.  The Company recorded losses from these limited partnerships of $(158,000), $(100,000) and $(181,000) for 2008, 2007 and 2006.  In addition, the Company has recorded the benefit of low income housing credits of $1,214,000, $811,000 and $801,000 for 2008, 2007 and 2006.  Combined financial statements for the limited partnerships recorded under the equity method of accounting are as follows:

	2008	2007

Combined condensed balance sheets
Assets
Cash	$7,487	$179
Land and property	43,038	29,243
Other assets	4,693	1,642

Total assets	$55,218	$31,064

Liabilities
Notes payable	$46,189	$28,228
Other liabilities	1,835	847
Total liabilities	48,024	29,075

Partners' equity (deficit)
General partners	(3,120)	(2,885)
Limited partners	10,314	4,874
Total partners’ equity	7,194	1,989

Total liabilities and partners' equity	$55,218	$31,064

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	2008	2007	2006
Combined condensed statements of operations
Total revenue	$5,994	$4,007	$3,400
Total expenses	(6,833)	(4,647)	(4,293)

Net loss	$(839)	$(640)	$(893)

Note 10:	Core Deposit Intangible

	2008	2007

Core deposits	$6,797	$909
Other	610	97

	$7,407	$1,006

Amortization expense for the years ended December 31, 2008 and 2007, was $805,000 and $247,000, respectively.  Estimated amortization expense for each of the following five years is:

2009	$1,525
2010	1,348
2011	1,160
2012	962
2013	782
Thereafter	1,630

$7,407

Note 11:	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007, were:

	2008	2007

Balance as of January 1	$14,188	$13,787
Goodwill acquired during the year	14,781	401
Impairment losses	(28,969)	—

Balance as of December 31	$—	$14,188

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

During the fourth quarter the decline in the market value of the Company’s stock below its book value and the decline in the economic environment in which the Company operates caused management to engage a third party business valuation specialist to perform the annual impairment test of goodwill.  The third-party specialist used three methods of evaluation to determine the fair value of the reporting unit.  The methods considered comparable transactions based on pricing ratios recently paid in the sale or merger of comparable banking franchises, the Company’s trading price and application of an industry based control premium and the present value of projected dividends and a terminal value.  The value of each approach was weighted and an overall summary of the Company’s fair value was calculated.

The step one impairment test indicated the fair value of the reporting unit was below the carrying amount as of December 31, 2008.  The third-party was then engaged to perform step two impairment testing by allocating the fair value of the Company to all of the assets and liabilities of the reporting unit to determine the implied fair value of the Company.  The implied fair value of goodwill was then compared to the actual carrying amount of goodwill.  From this testing, management determined the carrying amount of goodwill exceeded, in its entirety, the implied fair value of goodwill.

Note 12:	Deposits

	2008	2007

Noninterest-bearing demand	$93,393	$47,172
Interest-bearing demand	156,787	117,863
Savings	79,111	50,388
Money market savings	47,584	22,664
Certificates and other time deposits of $100,000 or more	192,445	127,277
Other certificates	393,194	301,043

Total deposits	$962,514	$666,407

Certificates including other time deposits of $100,000 or more maturing in years ending December 31:

2009	$356,942
2010	88,248
2011	74,384
2012	27,930
2013	37,505
Thereafter	630

$585,639

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 13:	Federal Home Loan Bank Advances

Maturities Years Ending December 31

2009	$102,152
2010	88,923
2011	34,486
2012	30,307
2013	5,075
Thereafter	2,170

$263,113

At December 31, 2008, the Company has pledged $521,319,000 in qualifying first mortgage loans and investment securities as collateral for advances and outstanding letters of credit.  Advances, at interest rates from 0.65 to 7.33 percent at December 31, 2008, are subject to restrictions or penalties in the event of prepayment.

At December 31, 2008, the Company had a total of $62 million in putable advances with Federal Home Loan Bank.

Note 14:	Other Borrowings

MutualFirst Financial, Inc. borrowed $11,500,000 from Bank of America for the cash portion of the purchase of MFB Corp.  The Company borrowed $7,000,000 at a fixed rate of 5.91% and $4,500,000 at an adjustable rate of the three-month labor rate plus 175 basis points or the Prime rate, at borrowers discretion on a quarterly basis.  At December 31, 2008, the interest rate on the adjustable portion of this note was 3.25%, which was based on the Prime rate.  This loan matures in July 2012.

The Company has a $3,000,000 revolving line of credit from Bank of America expiring in July 2009.  At December 31, 2008 and 2007, the Company had $0 and $497,000 borrowed against this line, respectively.  The line is collateralized by the Bank’s stock.  Interest is payable quarterly and is either based on the lender’s Prime rate or the three month LIBOR rate plus 175 basis points.  At December 31, 2008, the interest rate was 3.25%, which was based on the Prime rate. Subsequent to December 31, 2008 the revolving line of credit was closed.

As a condition of the Company’s loan agreements with Bank of America, MutualFirst must maintain an annual ROA of .50%.  As of December 31, 2008 the Company was not in compliance with this debt covenant.  This covenant has been waived by Bank of America.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The Company assumed $5,000,000 in debentures as the result of the acquisition of MFB in 2008.  In July 2005, MFB formed MFBC Statutory Trust (MFBC), as wholly owned business trust, to sell trust preferred securities.  The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from MFB.  The junior subordinated debentures are the sole assets of MFBC and are fully and unconditionally guaranteed by the Company.  The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis.  The securities bear a fixed rate of interest of 6.22% for the first five years, resetting quarterly thereafter at the prevailing three-month LIBOR rate plus 170 basis points.  The Company may redeem the trust preferred securities, in whole or in part, without penalty, on or after September 15, 2010, or earlier upon the occurrence of certain events with the payment of a premium upon redemption.  These securities mature on September 15, 2035.  The net balance of the note as of December 31, 2008 was $3,845,000 due to the fair value of the note as of the acquisition.

The Bank has a noninterest-bearing, unsecured term note payable to Pedcor Investments 1997-XXVIII, L.P. of $647,000 and $1,073,000 at December 31, 2008 and 2007 payable in semiannual installments through January 1, 2010.  At December 31, 2008 and 2007, the Bank was obligated under an irrevocable direct pay letter of credit for the benefit of a third party in the amount of $628,000 and $1,038,000, respectively, relating to this note and the financing for an apartment project by Pedcor Investments 1997-XXVIII L.P.

The Bank also had a noninterest-bearing, unsecured term note payable to Pedcor Investments 1997-XXIX, L.P.  The note, which was payable in annual installments through August 15, 2008, had a balance of $0 and $50,000 at December 31, 2008 and 2007.

The Bank reclassified $3,411,000 as of December 31, 2007, due to an overdraft at the Federal Home Loan Bank of Indianapolis.

Note Payable Principal Payments Due in Years Ending December 31

2009	$921
2010	2,226
2011	2,000
2012	2,000
2013	5,000

Total notes payable	$12,147

Other borrowings consisted of the following components as of December 31:

	2008	2007

Notes payable	$12,147	$1,552
Subordinate debentures	3,845	—
Other	—	3,411

Total	$15,992	$4,963

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 15:	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of these loans consist of the following:

	2008	2007	2006

Loans serviced for
Freddie Mac	$384,808	$137,973	$139,571
Fannie Mae	2,148	1,936	3,180
Federal Home Loan Bank	37,070	33,998	25,914
Other investors	4,064	4,757	7,708

	$428,090	$178,664	$176,373

The aggregate fair value of capitalized mortgage servicing rights is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates.  The fair value of mortgage servicing rights at December 31, 2008 was $2,776,000.

	2008	2007	2006

Mortgage Servicing Rights
Balances, January 1	$1,126	$1,261	$1,175
Servicing rights capitalized	823	241	437
Servicing rights acquired	1,844	—	—
Amortization of servicing rights	(517)	(376)	(351)
	3,276	1,126	1,261
Valuation allowance	(500)	—	—

Balances, December 31	$2,776	$1,126	$1,261

The fair value of servicing rights subsequently measured using the amortization method was as follows:

	2008	2007
Mortgage Servicing Rights
Fair value, beginning of period	$1,629	$1,660
Fair value, end of period	2,776	1,629

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Activity in the valuation allowance for mortgage servicing right was as follows:

	2008	2007	2006

Balance, beginning of year	$—	$—	$—
Additions	500	—	—
Reductions	—	—	—

Balances, end of year	$500	$—	$—

Note 16:	Income Tax

	2008	2007	2006

Income tax expense
Currently payable
Federal	$281	$1,012	$960
State	356	42	260
Deferred
Federal	(7,781)	(691)	(279)
State	(1,341)	(67)	87

Total income tax expense (credit)	$(8,485)	$296	$1,028

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	$(10,398)	$1,537	$1,967
Effect of state income taxes	(650)	(17)	229
Low income housing credits	(1,214)	(811)	(801)
Tax-exempt income	(539)	(525)	(459)
Goodwill impairment	4,280	—	—
Other	36	112	92

Actual tax expense (credit)	$(8,485)	$296	$1,028

Effective tax rate	(27.74)%	6.50%	17.8%

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The components of the deferred asset included on the balance sheets are as follows:

	2008	2007

Assets
Unrealized loss on securities available for sale	$1,095	$276
Allowance for loan losses	6,072	3,108
Deferred compensation	3,102	2,858
Business tax and AMT credit carryovers	4,891	1,936
Capital loss carryover	1,627	—
Net operating loss carryover	1,940	—
Goodwill impairment	5,682	—
Other	2,265	789
Total assets	26,674	8,967

Liabilities
Depreciation and amortization	(468)	(951)
FHLB stock	(738)	(510)
State income tax	(525)	(199)
Loan fees	(184)	(387)
Investments in limited partnerships	(1,649)	(1,279)
Mortgage servicing rights	(1,152)	(467)
Total liabilities	(4,716)	(3,793)

Valuation Allowance
Beginning balance	—	—
(Increase) decrease during period	(720)	—
Ending balance	(720)	—
Net deferred tax asset	$21,238	$5,174

The Company has unused business income tax credits of $4,718,000 that begin to expire in 2025.  In addition, the Company has an AMT credit carryover of $173,000 with an unlimited carryover period.

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

The Company’s federal income tax returns have been closed without audit by the IRS through its year ended December 31, 2004.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 17:	Other Comprehensive Income (Loss)

	2008
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Unrealized losses on securities
Unrealized holding losses arising during the year	$(6,206)	$2,458	$(3,748)
Less: reclassification adjustment for losses realized in net income	(3,716)	1,472	(2,244)

Net unrealized losses	$(2,490)	$986	$(1,504)

	2007
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Unrealized losses on securities
Unrealized holding losses arising during the year	$(99)	$39	$(60)
Less: reclassification adjustment for losses realized in net income	—	—	—

Net unrealized losses	$(99)	$39	$(60)

	2006
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains on securities
Unrealized holding gains arising during the year	$33	$(13)	$20
Less: reclassification adjustment for losses realized in net income	—	—	—

Net unrealized gains	$33	$(13)	$20

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2008	2007	2006
Net unrealized loss on securities available for sale	$3,176	$686	$588
Net loss relating to benefit liability	182	—	—
	3,358	686	587
Tax effect (benefit)	(1,330)	(272)	(233)

Net of tax amount	$2,028	$414	$355

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2008	2007	2006

Loan commitments	$164,922	$93,662	$82,146
Standby letters of credit	7,065	4,160	6,492

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

Commitments to originate mortgage loans that will be held for resale are recorded at their fair values with subsequent changes in fair value included in current earnings.  Commitments to originate or acquire fixed-rate mortgage loans that will be held for resale were $12,500,000 and $5,300,000 at December 31, 2008 and 2007, respectively.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 19:	Stockholders’ Equity

The Company is not subject to any regulatory restrictions on the payment of dividends to its stockholders.

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding retained net income for the previous two calendar years.  In the event the Bank becomes unable to pay dividends to the Company, the Company may not be able to service its debt, pay its other obligations or pay dividends on its common stock.  At December 31, 2008, the Bank had no regulatory approval to pay dividends to the Company.

Note 20:	Capital Purchase Program

On December 23, 2008, the Company entered into a Letter Agreement (Purchase Agreement) with the U.S. Treasury (Treasury), pursuant to which the Company agreed to issue and sell (a) 32,382 of the Company’s fixed Rate Cumulative Perpetual Preferred Stock and (b) a warrant to purchase 625,135 shares of the Company’s common stock for an aggregate purchase price of $32,382,000 in cash.

The preferred Stock qualifies as Tier I capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The preferred Stock is non-voting except with respect to certain matters affecting the rights of the holders thereof, and may be redeemed by the Company at any time with regulatory approval.  The Warrant has a ten year term and is immediately exercisable with an exercise price of $7.77 per share of Common Stock.  Pursuant to the Purchase Agreement, Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

In the Purchase Agreement, the Company agreed that, until such time as Treasury ceases to own any debt or equity securities of the Company, acquired pursuant to the Purchase Agreement, the Company will take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008 (EESA) as implemented by any guidance or regulation under EESA that has been issued and is in effect as of the date of issuance of the Preferred Stock and the Warrant, and has agreed to not adopt any benefit plans with respect to, or which cover, its senior executive officers that do not comply with the EESA, and the applicable executives have consented to the foregoing.

Upon issuance of the Preferred Stock on December 23, 2008, the ability of the Company to declare or pay dividends on, or purchase, redeem or otherwise acquire for consideration, shares of its Common Stock will be subject to restrictions, including the Company’s restriction against increasing dividends from the last quarterly cash dividend per share of $.16 declared on the Common Stock prior to December 23, 2008.  The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also is restricted.  These restrictions will terminate the earlier of (a) the third anniversary of the date of issuance of the Preferred Stock or (b) the date on which the Preferred Stock has been redeemed in whole or Treasury has transferred all of the Preferred Stock to third parties.  In addition, the ability of the Company to declare or pay dividends, or repurchase, redeem or otherwise acquire for consideration, shares of its Common Stock will be subject to restrictions in the event that the Company fails to declare and pay full dividends on its Preferred Stock.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized.  Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations.  At December 31, 2008 and 2007, the Bank was categorized as well capitalized and met all subject capital adequacy requirements.  There are no conditions or events since December 31, 2008 that management believes have changed the Bank’s classification.

The Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008
Total risk-based capital (to risk-weighted assets)	$150,164	13.8%	$87,091	8.0%	$108,864	10.0%
Tier 1 risk-based capital (to risk-weighted assets)	136,556	12.5%	43,546	4.0%	65,318	6.0%
Core capital (to adjusted total assets)	136,556	9.9%	55,393	4.0%	69,242	5.0%
Core capital (to adjusted tangible assets)	136,556	9.9%	27,697	2.0%	N/A	N/A
Tangible capital (to adjusted total assets)	136,556	9.9%	20,773	1.5%	N/A	N/A

As of December 31, 2007
Total risk-based capital (to risk-weighted assets)	$77,968	10.9%	$57,236	8.0%	$71,546	10.0%
Tier 1 risk-based capital (to risk-weighted assets)	70,440	9.9%	28,618	4.0%	42,927	6.0%
Core capital (to adjusted total assets)	70,440	7.5%	37,785	4.0%	47,231	5.0%
Core capital (to adjusted tangible assets)	70,440	7.5%	18,892	2.0%	N/A	N/A
Tangible capital (to adjusted total assets)	70,440	7.5%	14,169	1.5%	N/A	N/A

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 22:	Employee Benefits

The Company has a retirement savings 401(k) plan in which substantially all employees may participate.  The contributions are discretionary and determined annually.  The Company matches employees' contributions at the rate of 50 percent for the first $600 of participant contributions to the 401(k) and made a contribution to the plan of 3 percent of qualified compensation.  The Company’s expense for the plan was $505,000, $330,000 and $250,000 for 2008, 2007 and 2006.

The Company has a supplemental retirement plan and deferred compensation arrangements for the benefit of certain officers.  The Company also has deferred compensation arrangements with certain directors whereby, in lieu of currently receiving fees, the directors or their beneficiaries will be paid benefits for an established period following the director’s retirement or death.  These arrangements are informally funded by life insurance contracts which have been purchased by the Company.  The Company records a liability for these vested benefits based on the present value of future payments.  The Company’s expense for the plan was $717,000, $682,000 and $683,000 for 2008, 2007 and 2006.

The Company has an ESOP covering substantially all of its employees.  At December 31, 2008, 2007 and 2006, the Company had 158,922, 190,706 and 222,492 unearned ESOP shares with a fair value of $1,072,724, $2,658,000 and $4,717,000.  Shares are released to participants proportionately as ESOP debt is repaid.  Dividends on allocated shares are recorded as dividends and charged to retained earnings.  Dividends on unallocated shares are used to repay the loan.  Compensation expense is recorded equal to the fair market value of the stock committed-to-be-released when contributions, which are determined annually by the Board of Directors of the Company and Bank, are made to the ESOP.  Expense under the ESOP for 2008, 2007 and 2006 was $343,000, $583,000 and $665,000.  The following table provides information on ESOP shares at December 31.

	2008	2007	2006

Allocated shares	256,089	207,274	186,637
Suspense shares	158,922	190,709	222,492
Committed-to-be released shares	31,783	31,783	31,783

The Company has a Recognition and Retention Plan (RRP) for the award of up to 232,784 shares of the common stock of the Company to directors and executive officers.  Common stock awarded under the RRP vests ratably over a three or five-year period commencing with the date of the grants.  Expense recognized on the vested shares totaled approximately $21,000, $21,000 and $151,000 in 2008, 2007 and 2006.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

A summary of the status of the Company’s RRP shares as of December 31, 2007 and changes during the year then ended, is presented below:

	2008
	Shares	Weighted- Average Grant-Date Fair Value

RRP, beginning of year	9,834	$25.66
Vested	4,917	25.66

RRP, end of year	4,917	$25.66

As of December 31, 2008 and 2007, there was $0 and $21,000 of total unrecognized compensation cost related to RRP share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 0.5 years.  The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006, was $66,000, $99,000 and $119,000, respectively.

Note 23:	Stock Option Plan

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

	2008
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, beginning of year	385,613	$16.98
Exercised	—	22.00
Issued in acquisition	296,555	9.90
Forfeited/expired	(38,670)	—

Outstanding, end of year	643,498	$13.99	5.7 years	$—

Options exercisable at year end	643,498

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $0, $79,000 and $311,000, respectively.

Cash received from options exercised under all share-based payment arrangements for years ended December 31, 2008, 2007 and 2006 was $0, $209,000 and $687,000, respectively.  The actual tax benefit realized for the tax deductions from options exercised and RRP shares vested totaled $21,000, $3,000 and $45,000, respectively, for the years ended December 31, 2008, 2007 and 2006.

Note 24:	Stock Repurchase Plan

On December 22, 2004, the Company announced that its Board of Directors approved a stock repurchase program for up to 471,000 of the outstanding common shares of the Company.  As of December 31, 2007, the Company had purchased 471,000 shares under the program.

On September 12, 2007, the Company announced that its Board of Directors approved a stock repurchase program for up to 215,000 of the outstanding common shares of the Company.  As of
July 8, 2008 all 215,000 shares under this plan had been purchased.

On August 13, 2008, the Company announced that its Board of Directors approved a stock repurchase program for up to 350,000 of the outstanding common shares of the Company.  Shares may be purchased from time to time in the open market and in large block privately negotiated transactions.  The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased.  As of December 31, 2008, the Company had purchased 10,000 shares under the program.

Note 25:	Earnings Per Share

Earnings per share were computed as follows:

	2008
	Loss	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net loss	$(22,098)	5,249,135	$(4.21)
Dividends and amortization on preferred stock	(31)
Income available to common stockholders	(22,129)	5,249,135	$(4.22)
Effect of Dilutive Securities
Stock options		—
Diluted Earnings Per Share
Income (loss) available to common stockholders and assumed conversions	$(22,129)	5,249,135	$(4.22)

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

Options to purchase 638,318, 91,000, and 75,000 shares of common stock at $13.89, $25.02 and $25.66 per share, respectively, were outstanding at December 31, 2008, 2007 and 2006, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Warrants to purchase 625,135, 0 and 0 shares of common stock at $7.77, $0 and $0 per share, respectively, were outstanding at December 31, 2008, 2007 and 2006, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 26:	Fair Values of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (FAS 157), Fair Value Measurements.  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FAS 157 has been applied prospectively as of the beginning of the year.

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

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

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3

Available-for-sale securities	$77,255	$—	$70,938	$6,317

The following is a reconciliation of the beginning and ending balances for the year ended December 31, 2008 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Available-for-sale securities

Beginning balance	$9,923

Total realized and unrealized gains and losses
Included in net income	(1,350)
Included in other comprehensive income	(2,745)
Purchases, issuances and settlements	(11)
Transfers in and/or out of Level 3	500

Ending balance	$6,317

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$1,350

ITEMS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS

From time to time, certain assets may be recorded at fair value on a non-recurring basis.  These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period.  The following is a description of the valuation methodologies used for certain assets that are recorded at fair value.

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Impaired Loans

Loans for which it is probable that the Bank will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of Financial Accounting Standard No. 114 (FAS 114), Accounting by Creditors for Impairment of a Loan.  Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.

If the impaired loan is determined not to be collateral dependent, then the discounted cash flow method is used.  This method requires the impaired loan to be recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate.  The effective interest rate of a loan is the contractual interest rate adjusted for any net deferred loan fees or costs, premiums or discount existing at origination or acquisition of the loan.

Impaired loans are classified within Level 3 of the fair value hierarchy.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Acquisition

Purchase accounting requires recording all assets and liabilities at their fair value.  Fair values of financial assets and liabilities related to the Company’s acquisition of MFB Corp. were primarily determined using discounted cash flow models.  Due to the nature of the valuation inputs, these acquisition items are classified with Level 3 of the hierarchy.

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3

Impaired loans	$5,997	$—	$—	$5,997
Mortgage servicing rights	2,776	—	—	2,776
Acquisition
Loans	378,075	—	—	378,075
Deposits	332,075	—	—	332,075
Borrowings	97,361	—	—	97,361

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents - The fair value of cash and cash equivalents approximates carrying value.

Interest-Bearing Deposits - The fair value of interest-bearing deposits approximates carrying value.

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

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The estimated fair values of the Company’s financial instruments are as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$39,703	$39,703	$23,648	$23,648
Interest-bearing deposits	—	—	100	100
Securities available for sale	77,255	77,255	43,592	43,592
Securities held to maturity	9,676	8,528	—	—
Loans held for sale	1,541	1,574	1,645	1,662
Loans	1,113,132	1,144,394	802,436	808,387
Stock in FHLB	18,632	18,632	10,037	10,037
Interest receivable	5,205	5,205	3,693	3,693

Liabilities
Deposits	962,514	974,072	666,407	666,986
FHLB advances	263,113	273,853	191,675	194,854
Other borrowings	15,345	16,173	3,907	3,907
Notes payable	647	640	1,055	994
Interest payable	2,116	2,116	2,467	2,467
Advances by borrowers for taxes and insurance	3,229	3,229	1,464	1,464
Off-balance sheet commitments	—	—	—	—

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 27:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets
	2008	2007
Assets
Cash on deposit with Bank	$2,896	$25
Cash on deposit with others	—	26
Total cash	2,896	51
Investment in common stock of Bank	142,417	86,507
Investment in affiliate	—	800
Deferred and current income tax	669	143
Other assets	40	9

Total assets	$146,022	$87,510

Liabilities
Other borrowings	$15,345	$496
Other liabilities	162	—

Total liabilities	15,507	496

Stockholders' Equity	130,515	87,014

Total liabilities and stockholders' equity	$146,022	$87,510

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed Statements of Operations
	2008	2007	2006
Income
Interest income from Bank	$10	$29	$111
Dividends from Bank	3,000	2,200	—
Other income	—	56	317
Total income	3,010	2,285	428

Expenses	1,221	383	368

Income before income tax and equity in undistributed income of the Bank	1,789	1,902	60

Income tax benefit	(412)	(118)	(8)

Income before equity in undistributed income (distributions in excess of income) of the Bank	2,201	2,020	68

Equity in undistributed income (distributions in excess of income) of the Bank	(24,299)	2,206	4,689

Net income (loss)	$(22,098)	$4,226	$4,757

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed Statements of Cash Flows
	2008	2007	2006

Operating Activities
Net income (loss)	$(22,098)	$4,226	$4,757
Item not requiring cash
ESOP shares earned	343	583	665
Deferred income tax benefit	(251)	—	26
Distributions in excess of income (equity in undistributed income) of the Bank	24,299	(2,206)	(4,689)
Other	(13)	620	(345)
Net cash provided by operating activities	2,280	3,223	414

Investing Activities
Proceeds from sale of investment	431	—	—
Loss on sale of investment	329	—	—
Investment in bank	(29,144)	—	—
Cash paid in acquisition, net	(9,115)	—	—
Maturity of certificate of deposit	—	100	—
Net cash provided by (used in) investing activities	(37,499)	100	—

Financing Activities
Repayment of other borrowings	(496)	—	—
Proceeds from issuance of long-term debt	11,500	—	—
Proceeds from issuance of preferred stock	32,382	—	—
Stock repurchased	(1,811)	(2,793)	(4,935)
Cash dividends	(3,490)	(2,440)	(2,360)
Proceeds from stock options exercised	—	209	687
Tax benefit on stock options and RRP shares	(21)	3	45
Net cash provided by (used in) financing activities	38,064	(5,021)	(6,563)

Net Change in Cash	2,845	(1,698)	(6,149)

Cash, Beginning of Year	51	1,749	7,898

Cash, End of Year	$2,896	$51	$1,749

MutualFirst Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 28:	Quarterly Results of Operations (Unaudited)

Quarter Ended	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income (Loss)	Basic Earnings Per Common Share	Diluted Earnings Per Common Share

2008
March	$13,757	$7,397	$6,360	$612	$1,215	$0.30	$0.30
June	13,489	6,689	6,800	733	1,175	0.30	0.30
September	18,825	8,989	9,836	913	359	0.06	0.06
December	19,108	8,564	10,544	4,762	(24,847)	(3.65)	(3.65)

Total	$65,179	$31,639	$33,540	$7,020	$(22,098)	(4.22)	(4.22)
2007
March	$13,809	$7,814	$5,995	$332	$1,044	$0.25	$0.25
June	14,056	7,941	6,115	533	1,129	0.27	0.27
September	14,128	8,277	5,851	532	1,161	0.28	0.28
December	14,380	8,195	6,185	843	892	0.22	0.22

Total	$56,373	$32,227	$24,146	$2,240	$4,226	1.03	1.02

Earnings in the fourth quarter 2009 were negatively impacted primarily due to a goodwill impairment of $22.6 million, net of tax and increased loan loss provisions due to the current decline in the economy.

Note 29:	Federal Deposit Insurance Corporation (FDIC) Special Assessment

Subsequent to December 31, 2008, the Board of Directors of the FDIC voted to adopt an interim rule that would impose a special assessment on insured institutions of between 10 and 20 basis points on outstanding deposits as of June 30, 2009.  This assessment is to be collected on September 30, 2009.  The interim rule would also permit the Board to impose an emergency special assessment after June 30, 2009, of up to 10 basis points on outstanding deposits, if deemed necessary by the Board.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2008, was carried out under the supervision and with the participation of the our Chief Executive Officer, Principal Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report.  Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2008, that have materially affected, or as reasonably likely to materially affect, our internal control over financial reporting.  The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under “Management’s Report on Internal Control Over Financial Reporting” and “Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent auditors have issued an audit report on our assessment of internal control over financial reporting as of December 31, 2008.  This report is included in this Form 10-K. See “Report of Independent Registered Public Accounting Firm,” which follows this report.

Date: March 23, 2009	By:	/s/ David W. Heeter
David W. Heeter
President and Chief Executive Officer

	By:	/s/ Timothy J. McArdle
Timothy J. McArdle
Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
MutualFirst Financial, Inc.
Muncie, Indiana

We have audited MutualFirst Financial, Inc’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, MutualFirst Financial, Inc. has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of MutualFirst Financial, Inc. and our report dated March 23, 2009 expressed an unqualified opinion thereon.

/s/BKD, LLP

BKD, LLP

Indianapolis, Indiana
March 23, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Information concerning the Company’s directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2009, except for information contained under the headings “Compensation Committee Report,” and “Report of the Audit/Compliance Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company who are directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2009, except for information contained under the headings “Compensation Committee Report,” and “Report of the Audit/Compliance Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

The business experience for at least the past five years for each of our executive officers who do not serve as directors is set forth below.

John H. Bowles.  Age 63 years.  Mr. Bowles is Senior Vice President of Investment and Private Banking, a position he has held since November 2004.  Prior to 2004, he was president of Star Financial Bank/NewCastle Region from 1987 to 2004.

Timothy J. McArdle.  Age 58 years.  Mr. McArdle, a certified public accountant, has served as Senior Vice President and Chief Financial Officer of MutualBank since 1995, and Treasurer of MutualBank since 1986.  He also serves as Senior Vice President, Treasurer and Controller of MutualFirst Financial.  He has been employed by MutualBank since 1981.

Stephen C. Selby.  Age 63 years.  Since 1995, Mr. Selby has served as Senior Vice President of the Operations Division at MutualBank.  Prior to 1995, he served as Vice President of the Operations Division for nine years.  Mr. Selby has served in various other capacities at MutualBank since 1964.

Donald R. Kyle.  Age 62 years.  Mr. Kyle has served as Senior Vice President of the Business Banking Division of the Bank since July 2008.  Prior to joining the Bank, he had served as Executive Vice President and Chief Operating Officer of MFB Financial since July 1999. Previously, he served as Regional President of National City Bank.

Sharon L. Ferguson.  Age 53 years.  Ms. Ferguson has served as Senior Vice President of the Risk Management of the Bank since January 2009.  Prior was Senior Vice President of Consumer Banking effective April 1, 2008.  She has been with the bank since March 1998.

James P. Coleman, III. Age 62 years.  Mr. Coleman has served as Senior Vice President of the Wealth Management, Trust and Private Banking Division of the Bank’s since July 2008.  Prior to joining the Bank, he served as Executive Vice President and Director of Wealth Management) at MFB Financial since June 2004.  Previously, he served as President of STAR Wealth Management in Fort Wayne, Indiana and as Senior Vice President of 1st Source Bank in South Bend, Indiana prior to his employment with STAR.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of that committee are Directors Linn A. Crull (Chairman), Wilbur R. Davis, Edward J. Dobrow, Jerry D. McVicker, Edward J. Levy, Jonathan C. Kintner and James D. Rosema, all of whom are considered independent under applicable Nasdaq listing standards.  The Board of Directors has determined that Mr. Crull and Mr. Levy are both considered to be an “audit committee financial expert” as defined in applicable SEC rules.  Additional information concerning the audit committee of the Company’s Board of Directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2008, except for information contained under the headings “Compensation Committee Report,” and “Report of the Audit/Compliance Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

The Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act.  The Code of Ethics applies to all of the Company’s directors, officers and employees.  A copy of the Company’s Code of Ethics was filed with the SEC as Exhibit 14 to the Annual Report on Form 10-K for the year ended December 31, 2003.  You may obtain a copy of the Code of Ethics on our website at www.bankwithmutual.com at “Resource Center – About Us – Code of Ethics,” or free of charge from the Company by writing to our Corporate Secretary at MutualFirst Financial, Inc., 110 E. Charles Street, Muncie, Indiana 47305-2419 or by calling (765) 747-2800.

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

Equity Compensation Plan Information.  The following table summarizes our equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	643,498	$13.99	357,902	(1)

Equity compensation plans not approved by security holders	—	—	—

(1)      Includes 5,161 shares available for future grants under MutualFirst Financial, Inc’s 2001 stock option plan and 352,741 shares available for future grants under MutualFirst Financial, Inc.’s 2008 stock option plan.

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

(a)(1) List of Financial Statements

The following are contained in Item 8 of this Form 10-K:

Annual Report Section
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2008 and 2007
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements, December 31, 2008, 2007 and 2006

(a)(2) List of Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) List of Exhibits:  [REVIEW AND DETERMINE IF THIS IS COMPLETE]
Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2.1	Agreement and Plan of Merger, dated as of January 7, 2008, by and among MutualFirst Financial, Inc., MutualFirst Acquisition Corp. and MFB Corp.	#
3.1	Articles of Incorporation	*
3.2	Articles Supplementary for the Series A Preferred Stock	+
3.3	Amended Bylaws	###
4.1	Form of Common Stock Certificate	*
4.2	Form of Certificate for the Series A Preferred Stock	4.2
4.3	Warrant for Purchase of Shares of Common Stock	*
9	Voting Trust Agreement	None
10.1	Employment Agreement with David W. Heeter	+++
10.2	Employment Agreement with Patrick C. Botts	+++
10.3	Employment Agreement with Timothy J. McArdle	**
10.4	Form of Supplemental Retirement Plan Income Agreements for Steven	**
10.5	Campbell, Patrick C. Botts, David W. Heeter, Timothy J. McArdle and Stephen C. Selby
10.6	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker	++
10.7	Form of Agreements for Executive Deferred Compensation Plan for Patrick C. Botts, Steven Campbell, David W. Heeter Timothy J. McArdle and Stephen C. Selby	**
10.8	Registrant’s 2001 Stock Option and Incentive Plan	***
10.9	Registrant’s 2001 Recognition and Retention Plan	***
10.10	Named Executive Officer Bonus Arrangements for 2009	10.10
10.11	Director Fee Arrangements for 2009	10.11
10.12	Director Deferred Compensation Plan	##
10.13	MutualFirst Financial, Inc. 2008 Stock Option and Incentive Plan	10.13
10.14	MFB Corp. 2002 Stock Option Plan	10.14
10.15	MFB Corp. 1997 Stock Option Plan	10.15
10.16	Employment Agreement with Charles J. Viater	10.16
10.17	Salary Continuation Agreement with Charles J. Viater	10.17
10.18
Letter Agreement (including Schedule A, Securities Purchase Agreement, dated December 23, 2008 between MutualFirst Financial, Inc. and United States Department of the Treasury with respect to the issuance and sale of the Series A Preferred Stock and Warrant
+

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
10.19	Form of compensation modification	+
11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
14	Code of Ethics	+++
16	Letter re change in certifying accountant	None
18	Letter re change in accounting principles	None
21	Subsidiaries of the registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of Experts and Counsel	23
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32

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

+
      Filed as an exhibit to the Company’s Form 8-K filed on December 23, 2008 (File No. 000-27905).  Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

###
      Filed as an exhibit to the Company’s Form 8-K filed on October15, 2007 (File No. 000-27905).  Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

####
      Filed as an Appendix to the Company’s Form S-4 Registration Statement filed on April 8, 2008 (File No. 333-150138).  Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b)  Exhibits - Included, see list in (a)(3).

(c)  Financial Statements Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MutualFirst Financial, Inc.

Date: March 23, 2009	By:	/s/ David W. Heeter
David W. Heeter, President and Chief Executive Officer
Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David W. Heeter	/s/ Wilbur R. Davis
David W. Heeter, President and Director	Wilbur R. Davis, Chairman of the Board
(Principal Executive Officer)

Date: March 23, 2009	Date: March 23, 2009

/s/ Patrick C. Botts	/s/ Edward J. Dobrow
Patrick C. Botts, Director	Edward J. Dobrow, Director

Date: March 23, 2009	Date: March 23, 2009

/s/ Linn A. Crull	/s/ James D. Rosema
Linn A. Crull, Director	James D. Rosema, Director

Date: March 23, 2009	Date: March 23, 2009

/s/ William V. Hughes	/s/ Jerry D. McVicker
William V. Hughes, Director	Jerry D. McVicker, Director

Date: March 23, 2009	Date: March 23, 2009

/s/ Jon R. Marler	/s/ Jonathan E. Kintner, O.D.
Jon R. Marler, Director	Jonathan E. Kintner, O.D., Director

Date: March 23, 2009	Date: March 23, 2009

/s/ Edward C. Levy	/s/ Michael J. Marien
Edward C. Levy, Director	Michael J. Marien, Director

Date: March 23, 2009	Date: March 23, 2009

/s/ Charles J. Viater	/s/ Timothy J. McArdle
Charles J. Viater, Director	Timothy J. McArdle, Senior Vice President
Treasurer and Controller
(Principal Financial and Accounting Officer)

Date: March 23, 2009	Date: March 23, 2009

INDEX TO EXHIBITS

Number	Description

4.2	Form of Certificate for the Series A Preferred Stock

10.10	Named Executive Officer Bonus Arrangements for 2009

10.11	Director Fee Arrangements for 2009

10.13	MutualFirst Financial, Inc. 2008 Stock Option and Incentive Plan

10.14	MFB Corp. 2002 Stock Option Plan

10.15	MFB Corp. 1997 Stock Option Plan

10.16	Employment Agreement with Charles J. Viater

10.17	Salary Continuation Agreement with Charles J. Viater

21	Subsidiaries of the Registrant

23	Consent of Accountants

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification