Form 10-K/A
period 2008-12-31
MUTUALFIRST FINANCIAL INC
filed 2009-05-15
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No.1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company filer [X]
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

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K--Portions of registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders.

The purpose of this amendment (Amendment No. 1) on Form 10-K/A to the Annual Report on Form 10-K of MutualFirst Financial, Inc. (the “Company”) for the fiscal year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission on March 23, 2009, is to: (1) include in Item 9A a revised report of the Company’s independent registered public accounting firm respecting the Company’s internal control over financial reporting (“Report”); and (2) include the correct consent of our independent registered public accounting firm (“Consent”) in Exhibit 23.  A reference to Section 112 of the Federal Deposit Insurance Corporation Improvement Act and certain related language was inadvertently left out in the Report included in the filed Form 10-K for the fiscal year ended December 31, 2008.  The correct Consent of our independent registered public accounting firm was inadvertently omitted from the filed Form 10-K for the fiscal year ended December 31, 2008.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update any other disclosures.  Information not affected by the amendment is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-K.

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
Timothy J. McArdle
Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
MutualFirst Financial, Inc.
Muncie, Indiana

We have audited MutualFirst Financial, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.  Because management’s assessment and our audit were conduced to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our examination of MutualFirst Financial, Inc.’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on financial statements.

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

/s/ BKD, LLP

BKD, LLP

Indianapolis, Indiana
March 23, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MutualFirst Financial, Inc.

Date: May 15, 2009	By:	/s/ David W. Heeter
David W. Heeter, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David W. Heeter	/s/ Wilbur R. Davis
David W. Heeter, President and Director	Wilbur R. Davis, Chairman of the Board
(Principal Executive Officer)

Date: May 15, 2009	Date: May 15, 2009

/s/ Patrick C. Botts	/s/ Edward J. Dobrow
Patrick C. Botts, Director	Edward J. Dobrow, Director

Date: May 15, 2009	Date: May 15, 2009

/s/ Linn A. Crull	/s/ James D. Rosema
Linn A. Crull, Director	James D. Rosema, Director

Date: May 15, 2009	Date: May 15, 2009

/s/ William V. Hughes	/s/ Jerry D. McVicker
William V. Hughes, Director	Jerry D. McVicker, Director

Date: May 15, 2009	Date: May 15, 2009

/s/ Jon R. Marler	/s/ Jonathan E. Kintner
Jon R. Marler, Director	Jonathan E. Kintner, O.D., Director

Date: May 15, 2009	Date: May 15, 2009

/s/ Edward C. Levy	/s/ Michael J. Marien
Edward C. Levy, Director	Michael J. Marien, Director

Date: May 15, 2009	Date: May 15, 2009

/s/ Charles J. Viater	/s/ Timothy J. McArdle
Charles J. Viater, Director	Timothy J. McArdle, Senior Vice President
Treasurer and Controller
(Principal Financial and Accounting Officer)

Date: May 15, 2009	Date: May 15, 2009

INDEX TO EXHIBITS

23	Consent of Accountants

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification