Form 10-Q
period 2009-03-31
MUTUALFIRST FINANCIAL INC
filed 2009-05-15
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:   000-27905

MutualFirstFinancial, Inc.

  (Exact name of registrant specified in its charter)

Maryland	35-2085640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 East Charles Street
Muncie, Indiana	47305
(Address of principal executive offices)	(Zip Code)

(765) 747-2800

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of the Registrant’s common stock, with $.01 par value, outstanding as of May 10, 2009 was 6,984,754.

PART 1     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)

Assets
Cash	$15,435,325	$21,654,283
Interest-bearing demand deposits	33,294,052	18,049,169
Cash and cash equivalents	48,729,377	39,703,452
Interest-bearing deposits	14,000,000	0
Investment securities available for sale	94,302,547	77,254,925
Investment securities held to maturity	9,849,597	9,675,891
Total investment securities	104,152,144	86,930,816
Loans held for sale	15,320,254	1,541,110
Loans	1,106,714,876	1,128,239,260
Allowance for loan losses	(15,590,402)	(15,106,780)
Net loans	1,091,124,474	1,113,132,480
Premises and equipment	35,268,389	36,500,979
Federal Home Loan Bank of Indianapolis stock, at cost	18,631,500	18,631,500
Investment in limited partnerships	4,454,272	4,560,690
Cash surrender value of life insurance	43,023,719	42,637,240
Core deposit and other intangibles	7,009,215	7,406,572
Deferred income tax benefit	21,194,588	21,237,513
Other assets	16,298,196	16,545,134

Total assets	$1,419,206,128	$1,388,827,486

Liabilities
Deposits
Non-interest-bearing	$92,863,954	$93,393,362
Interest bearing	921,510,088	869,120,808
Total deposits	1,014,374,042	962,514,170
Federal Home Loan Bank advances	242,274,598	263,112,728
Other borrowings	15,586,797	15,991,690
Other liabilities	17,458,822	16,693,959
Total liabilities	1,289,694,259	1,258,312,547

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued — 5,000,000 shares Issued and outstanding — 32,382 and 32,382 shares; liquidation preference $1,000 per share	324	324
Common stock, $.01 par value
Authorized — 20,000,000 shares Issued and outstanding —6,984,754 and 6,984,754 shares	69,847	69,847
Additional paid-in capital - preferred stock	31,507,839	31,461,848
Additional paid-in capital - common stock	72,577,725	72,610,939
Retained earnings	30,667,632	29,989,003
Accumulated other comprehensive loss	(3,801,892)	(2,027,956)
Unearned employee stock ownership plan (ESOP) shares	(1,509,606)	(1,589,066)
Total stockholders' equity	129,511,869	130,514,939

Total liabilities and stockholders' equity	$1,419,206,128	$1,388,827,486

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
Interest Income
Loans receivable, including fees	$17,128,494	$13,048,954
Investment securities:
Mortgage-backed securities	942,357	158,424
Federal Home Loan Bank stock	119,000	119,027
Other investments	455,777	405,439
Deposits with financial institutions	10,304	25,256
Total interest income	18,655,932	13,757,100

Interest Expense
Passbook savings	65,474	68,812
Certificates of deposit	5,204,620	4,614,867
Daily Money Market accounts	129,203	110,485
Demand and NOW acounts	200,447	513,486
Federal Home Loan Bank advances	2,430,999	2,063,042
Other interest expense	233,651	26,088
Total interest expense	8,264,394	7,396,780

Net Interest Income	10,391,538	6,360,320
Provision for losses on loans	1,450,000	612,500
Net Interest Income After Provision for Loan Losses	8,941,538	5,747,820

Other Income
Service fee income	1,689,590	1,159,332
Net realized gain on redemption of Visa stock	0	137,434
Net realized gain (loss) on sale of securities	(199,348)	0
Equity in losses of limited partnerships	(77,744)	(23,644)
Commissions	628,221	292,096
Net gains on sales of loans	1,025,995	183,359
Net servicing fees	77,037	26,839
Increase in cash surrender value of life insurance	386,479	276,500
Other income	50,355	68,180
Total other income	3,580,585	2,120,096

Other Expenses
Salaries and employee benefits	5,460,003	3,818,341
Net occupancy expenses	809,974	451,311
Equipment expenses	337,203	343,362
Data processing fees	353,815	266,813
Automated teller machine	280,137	202,572
Deposit insurance	387,984	35,390
Professional fees	334,608	209,152
Advertising and promotion	362,500	230,421
Software subscriptions and maintenance	332,751	178,022
Supplies	137,572	73,551
Intangible amortization	397,357	57,080
Other expenses	1,178,148	635,640
Total other expenses	10,372,052	6,501,655

Income Before Income Tax	2,150,071	1,366,261
Income tax expense	354,000	151,000

Net Income	1,796,071	1,215,261
Preferred stock dividends and accretion	450,766
Net Income Available to Common Shareholders	$1,345,305	$1,215,261

Basic earnings per common share	$0.20	$0.30

Diluted earnings per common share	$0.20	$0.30

Dividends per common share	$0.12	$0.16

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Three Months Ended March 31, 2009
(Unaudited)

	Common Stock			Preferred Stock					Accumulated
			Additional			Additional			Other	Unearned
	Shares		paid-in	Shares		paid-in	Comprehensive	Retained	Comprehensive	ESOP
	Outstanding	Amount	capital	Outstanding	Amount	capital	Income	Earnings	Income (Loss)	shares	Total

Balances, December 31, 2008, as reported	6,984,754	$69,847	$72,610,939	32,382	$324	$31,461,848		$29,989,003	$(2,027,956)	$(1,589,066)	$130,514,939

Comprehensive income

Net income for the period							$1,796,071	1,796,071			1,796,071

Other comprehensive income, net of tax

Net unrealized losses on securities							(1,773,936)		(1,773,936)		(1,773,936)

Comprehensive income							$22,135

ESOP shares earned			(33,214)							79,460	46,246

Amortization of preferred stock						45,991		(45,991)			0

Cash dividends ($.12 per common share)								(837,581)			(837,581)

Cash dividends - preferred stock								(233,870)			(233,870)

Balances, March 31, 2009	6,984,754	$69,847	$72,577,725	32,382	$324	$31,507,839		$30,667,632	$(3,801,892)	$(1,509,606)	$129,511,869

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating Activities
Net income	$1,796,071	$1,215,261
Items not requiring (providing) cash
Provision for loan losses	1,450,000	612,500
Depreciation and amortization	1,070,119	637,836
Deferred income tax	858,655	(17,000)
Loans originated for sale	(56,081,338)	(14,544,092)
Proceeds from sales of loans held for sale	42,442,457	14,012,948
Gains on sales of loans held for sale	(1,025,995)	(183,359)
Gain on sale of premises and equipment	(187,651)	-
Loss on available for sale securities	199,348	-
Other equity adjustments	46,246	-
Change in
Interest receivable and other assets	812,114	360,351
Interest payable and other liabilities	(538,691)	(697,326)
Cash value of life insurance	(386,479)	(276,500)
Other adjustments	(380,630)	303,200
Net cash provided by (used in) operating activities	(9,925,774)	1,423,819

Investing Activities
Net change in interest earning deposits	(14,000,000)	-
Purchases of securities available for sale	(24,701,997)	(3,705,055)
Proceeds from maturities and paydowns of securities:
Available for sale	4,155,426	1,936,951
Held to maturity	380,040	-
Proceeds from sale of available-for-sale securities	500,000	-
Net change in loans	19,815,913	9,244,021
Purchases of premises and equipment	(186,590)	(952,212)
Proceeds from sale of premises and equipment	1,033,151	-
Proceeds from real estate owned sales	560,081	147,756
Other investing activities	268,381	25,168
Net cash provided by (used in) investing activities	(12,175,595)	6,696,629

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	(7,661,417)	11,175,376
Certificates of deposits	59,521,288	514,538
Proceeds from FHLB advances	7,000,000	126,300,000
Repayment of FHLB advances	(27,549,026)	(136,417,620)
Repayment of other borrowings	(415,655)	(4,317,770)
Stock repurchased	-	(628,785)
Cash dividends paid	(1,071,450)	(667,488)
Other financing activities	1,303,554	1,347,772
Net cash provided by (used in) financing activities	31,127,294	(2,693,977)

Net Change in Cash and Cash Equivalents	9,025,925	5,426,471

Cash and Cash Equivalents, Beginning of Year	39,703,452	23,648,171

Cash and Cash Equivalents, End of Year	$48,729,377	$29,074,642

Additional Cash Flows Information
Interest paid	$7,973,004	$7,898,078
Income tax paid	-	700,000
Transfers from loans to foreclosed real estate	482,737	321,612
Mortgage servicing rights capitalized	885,732	139,693

See Notes to Consolidated Condensed Financial Statements

MutualFirst Financial, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The consolidated condensed financial statements include the accounts of MutualFirst Financial, Inc. (the “Company”), its wholly owned subsidiary MutualBank, a federally chartered savings bank (“Mutual”), Mutual’s wholly owned subsidiaries, First MFSB Corporation, Mishawaka Financial Services, and Mutual Federal Investment Company (“MFIC”), and MFIC majority owned subsidiary, Mutual Federal REIT, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2008 filed with the Securities and Exchange Commission.

The interim consolidated financial statements at March 31, 2009 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2008 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings per share

Earnings per share were computed as follows: (Dollars in thousands except per share data)

	Three Months Ended Ended March 31,
	2009			2008
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
	(000's)			(000's)

Basic Earnings Per Share
Net income	$1,796	6,825,544		$1,215	4,003,509
Dividends and accretion on preferred stock	(451)			-
Income available to common shareholders	$1,345	6,825,544	$0.20	$1,215	4,003,509	$0.30
Effect of Dilutive securities
Stock options and RRP grants		-			-
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$1,345	6,825,544	$0.20	$1,215	4,003,509	$0.30

Options of 596,603 and 380,613 shares were not included in the calculation above due to being anti-dilutive to earnings per share as of March 31, 2009 and March 31, 2008.

Note 3: Future Accounting Pronouncements

On January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively.  The adoption of SFAS 160 did not have an effect on the Company’s consolidated financial results.

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2) which delayed the effective date of SFAS No. 157, Fair Value Measurements, for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, until the fiscal year beginning after November 15, 2008.  The Company adopted FSP 157-2 on January 1, 2009 which required additional disclosures related to the fair value of the Company’s non-financial assets.  The adoption did not have a significant effect on the Company’s consolidated financial results.

In March 2009, the FASB issued FSP Financial Accounting Standards (FAS) 107-b and Accounting Principles Board (APB) 28-a, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-b and APB 28-a).  FSP FAS 107-b and APB 28-a amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require the related disclosures in all interim financial statements.  FSP FAS 107-b and APB 28-a is effective for interim and annual periods ending after June 15, 2009.  Since FSP FAS 107-b and APB 28-a only requires additional disclosures, the adoption of the FSP is not expected to have an effect on the Company’s consolidated financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, and Emerging Issues Task Force (EIFT) 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2/124-2 and EITF 99-20-2).  FSP FAS 115-2/124-2 and EITF 99-20-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.  FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company did not early adopt this FSP and is currently evaluating the impact that it will have on its consolidated financial results.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (FSP FAS 157-4).  The FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements.  Under FSP FASB 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value.  FSP FAS 157-4 is effective for periods ending after June 15, 2009.  Adoption of this FSP is not expected to have a significant impact on the Company’s consolidated financial results.

The FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  This FSP amends and clarifies FAS 141(R), Business Combinations, regarding the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  This FSP eliminates the distinction between contractual and non-contractual contingencies discussed in FAS 141(R), specifies whether contingencies should be measured at fair value or in accordance with FAS 5, provides application guidance on subsequent accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies and establishes new disclosure requirements.  This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This Position did not have a material impact on the Company’s consolidated financial condition or results of operations.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment FASB Statement No. 133. This Statement amends and expands the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  This SFAS is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  This Statement did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3

March 31, 2009
Available-for-sale securities	$94,303	$—	$91,096	$3,207

December 31, 2008
Available-for-sale securities	$77,255	$—	$70,938	$6,317

The following is a reconciliation of the beginning and ending balances for the three months ended March 31, 2009 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Available-for-Sale Securities

Beginning balance	$6,317

Total realized and unrealized gains and losses
Included in net income	(200)
Included in other comprehensive income	(2,903)
Purchases, issuances and settlements	(7)
Transfers in and/or out of Level 3	—

Ending balance	$3,207

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$200

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

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3

March 31, 2009
Impaired loans	$497	$—	$—	$497
Mortgage servicing rights	423	—	—	423

December 31, 2008
Impaired loans	$5,997	$—	$—	$5,997
Mortgage servicing rights	2,776	—	—	2,776

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

Mutual subsidiaries include, First MFSB Corporation, Mutual Federal Investment Company (“MFIC”) and Mishawaka Financial Services.  The assets of First MFSB Corporation consist of an investment in Family Financial Holdings Incorporated.  Family Financial is an ordinary Indiana corporation that provides debt cancellation products to financial institutions. MFIC is a Nevada corporation holding approximately $88 million in investments.  MFIC currently owns one subsidiary, Mutual Federal REIT.  The assets of Mutual Federal REIT consist of approximately $109 million in one-to four-family mortgage loans.  Mishawaka Financial Services was acquired with MFB Corp. and is engaged in the sale of life and health insurance to customers of the bank.

The following should be read in conjunction with the Management’s Discussion and Analysis in the Company’s December 31, 2008 Annual Report on Form 10-K.

Critical Accounting Policies

The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies presented on pages 77 to 81 of the Annual Report on Form 10-K for the year ended December 31, 2008.  Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets, mortgage servicing rights and intangible assets.

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

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”) associated with loans originated and sold, where servicing is retained, are capitalized and included in other intangible assets in the consolidated balance sheet.  The value of the capitalized servicing rights represents the fair value of the right to service loans in the portfolio.  Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests.  The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance.  Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans.  The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value.  For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates.  Impairment, if any, is recognized through a valuation allowance and is recorded as a reduction in loan servicing fee income.

Intangible Assets

The Company periodically assesses the potential impairment of its core deposit intangible.  If actual external conditions and future operating results differ from the Company’s judgments, impairment and/or increased amortization charges may be necessary to reduce the carrying value of these assets to the appropriate value.

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

The fair values of the Company’s securities are generally determined by reference to quoted prices from reliable independent sources utilizing observable inputs. Certain of the Company’s fair values of securities are determined using models whose significant value drivers or assumptions are unobservable and are significant to the fair value of the securities. These models are utilized when quoted prices are not available for certain securities or in markets where trading activity has slowed or ceased. When quoted prices are not available and are not provided by third party pricing services, management judgment is necessary to determine fair value. As such, fair value is determined using discounted cash flow analysis models, incorporating default rates, estimation of prepayment characteristics and implied volatilities.

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

Historically, our interest-earning assets have been longer term in nature (i.e., fixed-rate mortgage loans) and interest-bearing liabilities have been shorter term (i.e., certificates of deposit, regular savings accounts, etc). This structure would impact net interest income favorably in a decreasing rate environment, assuming a normally shaped yield curve, as the rates on interest-bearing liabilities would decrease more rapidly than rates on the interest-earning assets.  Conversely, in an increasing rate environment, assuming a normally shaped yield curve, net interest income would be impacted unfavorably as rates on interest-earning assets would increase at a slower rate than rates on interest-bearing liabilities.  The acquisition of MFB Corp. helped reduce the interest rate risk exposure of the Bank primarily due to changes in the loan composition which increased the percentage of loans with adjustable rates.  This decline in the Bank’s liability sensitive exposure should provide for less net portfolio value volatility with future rate movements.

It has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of consumer and commercial loans to total loans has increased from 44% at the end of 2004 to 54% currently. As we continue to increase our investment in business-related loans, which are considered to entail greater risks than one-to four- family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses may increase to reflect this increased risk.  On the liability side of the balance sheet, the Company is employing strategies to increase the balance of core deposit accounts such as low cost checking and money market accounts. The percentage of core deposits to total deposits has remained constant at 36% when comparing the end of 2004 to March 31, 2009. These are ongoing strategies that are dependent on current market conditions and competition.

During the first three months of 2009, in keeping with its strategic objective to reduce interest rate risk exposure, the Company also sold $42.3 million of long term fixed rate loans that had been held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $1.0 million.

On July 18, 2008, the Company completed the purchase of MFB Corp.  The assets purchased primarily included residential mortgage loans of $167.9 million, consumer loans of $48.5 million, commercial real estate loans of $91.6 million and commercial business loans of $75.5 million.  The liabilities assumed included $331.1 million in deposits and $96.4 million in borrowings.

Results of operations also depend upon the level of the Company’s non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses. The acquisition of MFB Corp. added trust services to the Bank, which are being leveraged through the Bank’s existing footprint.  The Company also opened two new branches in Elkhart County in 2008.  The intent of these initiatives has been to increase income over the long term. However, on a short term basis, expenses relating to expanding trust services and new branches will have the affect of increasing non-interest expense with limited immediate offsetting income. The FDIC has proposed a special assessment of 20 basis points of its assessment base as of June 30, 2009.  If this assessment is approved, it will negatively impact the second quarter 2009 net income.

Financial Condition

Assets totaled $1.4 billion at March 31, 2009, an increase from December 31, 2008 of $30.4 million, or 2.2%. Gross loans, excluding loans held for sale, decreased $21.5 million, or 1.9%.  Consumer loans decreased $4.2 million or 1.5%, and commercial loans increased $4.6 million, or 1.4%, while residential mortgage loans held in the portfolio decreased $20.8 million, or 3.9%. Residential mortgage loans held for sale increased $13.8 million and mortgage loans sold during the quarter totaled $42.3 million compared to $14.0 million sold in the first quarter of last year. First quarter seasonality on consumer lending and mortgage loan sales are the primary reasons for the decreased loan balances.  Mortgage loan sales increased primarily due to increased mortgage production in the first quarter 2009 as mortgage rates declined.  These loan sales maintain the Bank’s strategic objective to reduce interest rate risk exposure.  Interest-bearing deposits increased $14.0 million primarily due to the investment of excess liquidity.  Investment securities available for sale increased $31.0 million, or 40.2% primarily due to investments in highly rated municipal, corporate and mortgage-backed securities.

Allowance for loan losses was $15.6 million at March 31, 2009, an increase of $484,000 from December 31, 2008. Net charge offs for the quarter ended March 31, 2009 were $967,000 or .34% of average loans on an annualized basis compared to $524,000, or .26% of average loans for the comparable period in 2008.  On a linked quarter basis net charge offs decreased from an annualized .66% of average loans for the quarter ended December 31, 2008 compared to .34% for the current quarter.  The allowance for loan losses as a percentage of non-performing loans and total loans was 69.38% and 1.41%, respectively at March 31, 2009 compared to 69.41% and 1.34%, respectively at December 31, 2008.

Total deposits were $1.0 billion at March 31, 2009 an increase of $51.9 million, or 5.4% from December 31, 2008. This increase was due primarily to increases in certificates of deposit and savings deposits of $63.9 million primarily due to promotion of the product line, partially offset by declines in demand and money market deposits of $12.0 million. Total borrowings decreased $21.2 million to $257.9 million at March 31, 2009 from $279.1 million at December 31, 2008 primarily due to the payment of several maturing and variable rate FHLB advances.

Stockholders’ equity was $129.5 million at March 31, 2009, a decrease of $1.0 million, or 0.8% from December 31, 2008. The decline was due primarily to a decrease in   accumulated other comprehensive income of $1.8 million from a loss of $2.0 million at December 31, 2008 to a loss of $3.8 million at March 31, 2009 due to increased discount rates used to price trust preferred securities in an inactive market.  Other reasons for the decline include dividend payments of $838,000 to common shareholders and $234,000 to preferred shareholders.  These were partially offset by net income of $1.8 million and Employee Stock Ownership Plan (ESOP) shares earned of $46,000.

Comparison of the Operating Results for the Three Months Ended March 31, 2009 and 2008

Net income for the first quarter ended March 31, 2009 was $1.8 million, or $.20 for basic and diluted earnings per common share.  This compared to net income for the same period in 2008 of $1.2 million, or $.30 for basic and diluted earnings per common share. Annualized return on assets was .38% and return on average tangible common equity was 5.86% for the first quarter of 2009 compared to .51% and 6.80% respectively, for the same period of last year.

Net interest income before the provision for loan losses increased $4.0 million from $6.4 million for the three months ended March 31, 2008 to $10.4 million for the three months ended March 31, 2009. The primary reason for the increase was an increase in average earning assets of $422.3 million due to the acquisition of MFB Corp in the third quarter of 2008.   In addition, net interest margin increased 29 basis points to 3.23% in the first quarter 2009 compared to 2.94% for the first quarter 2008.

The provision for loan losses for the first quarter of 2009 was $1.5 million, an increase from $838,000 for last year’s comparable period.  The increase was due primarily to an increased loan portfolio, increased net charge offs and increased delinquencies over the comparable period in 2008.  Non-performing loans to total loans at March 31, 2009 were 2.03% compared to 1.93% at December 31, 2008.  This increase in non-performing loans was primarily due to an increased level of non-performing residential property loans.  Non-performing assets to total assets were 1.90% at March 31, 2009 compared to 1.92% at December 31, 2008.

Non-interest income increased $1.5 million to $3.6 million, or 68.9% for the three months ended March 31, 2009 compared to the same period in 2008. The increase was primarily due to increases in gains on sales and servicing of loans sold of $893,000, or 425.2%, as a result of increases in mortgage loan production and commitments to sell loans as of March 31, 2009.  Other increases included increases in service fees on transaction accounts of $531,000, or 45.8%, increases in commission income of $336,000, or 115.1%, and increases in cash surrender value of life insurance of $109,000, or 39.4%, all primarily due to the acquisition of MFB Corp in the third quarter of 2008.  These increases were partially offset by a net loss on investments due to an other-than-temporary impairment of $200,000, increases in losses on limited partnerships of $54,000 and a decrease in other income of $155,000 primarily due to a one-time VISA redemption in the first quarter of 2008.  On a linked quarter basis, non-interest income increased $421,000 mainly due to increases in gains on sales and servicing of loans after excluding in the fourth quarter an other-than-temporary impairment charge of $1.2 million on two trust preferred securities, a $500,000 mortgage servicing rights impairment reserve and a $329,000 loss on the sale of a subsidiary.

Non-interest expense increased to $10.4 million for the three months ended March 31, 2009 compared to $6.5 million for the same period in 2008.  Increases in current quarter non-interest expense compared to the same period in 2008 include increases in salaries and employee benefits of $1.6 million, increases in occupancy and equipment expense of $429,000, increases in professional fees of $126,000, increases in marketing expense of $133,000, increases in FDIC insurance premiums of $353,000, increases in software subscriptions and maintenance of $155,000 and increases in intangible amortization of $340,000. All of these increases were primarily due to the acquisition of MFB Corp in the third quarter of 2008.  On a linked quarter basis, non-interest expense decreased by $243,000 compared to the three months ended December 31, 2008, excluding a $29.0 million goodwill impairment charge and a $534,000 post-retirement benefit expense adjustment recorded in the fourth quarter of 2008.

Income tax expense increased $203,000 for the three months ended March 31, 2009 compared to the same period in 2008 due primarily to increased taxable income.  The effective tax rate also increased from 11.1% to 16.5% due to a lower percentage of non-taxable income to total income before income tax and a decreased percentage of low income housing tax credits to taxable income when comparing the first quarter of 2009 to the first quarter of 2008.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year.  As of March 31, 2009, Mutual had liquid assets of $164.2 million and a liquidity ratio of 13.08%. It is anticipated that this level of liquidity will be adequate for the remainder of 2009.

Mutual continues to maintain capital ratios which exceed “well-capitalized” levels as defined pursuant to all regulatory standards as of March 31, 2009.  Mutual’s current total risk-based capital ratio is 13.49% and tier 1 risk-based capital ratio is 12.24%.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Presented below as of March 31, 2009 and 2008 is an analysis of Mutual’s interest rate risk as measured by changes in Mutual’s net portfolio value (“NPV”) assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments.

Profitstar	March 31, 2009

Net Portfolio Value

Changes							NPV as % of PV of Assets
In Rates	$ Amount		$ Change		% Change		NPV Ratio	Change

+300 bp	177,931		-17,795		-9%		12.99%	-51	bp
+200 bp	188,198		-7,528		-4%		13.46%	-4	bp
+100 bp	195,727		1		0%		13.73%	22	bp
0 bp	195,726						13.50%
-100 bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)
-200 bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)
-300 bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)

Profitstar	March 31, 2008

Net Portfolio Value

Changes						NPV as % of PV of Assets
In Rates	$ Amount		$ Change		% Change	NPV Ratio	Change

+300 bp	62,311		-36,565		-37%	6.99%	-335	bp
+200 bp	76,308		-22,568		-23%	8.35%	-198	bp
+100 bp	87,643		-11,233		-11%	9.38%	-96	bp
0 bp	98,876					10.34%
-100 bp	102,800		3,924		4%	10.56%	23	bp
-200 bp	100,139		1,263		1%	10.45%	11	bp
-300 bp	n/m	(1)	n/m	(1)	n/m (1)	n/m (1)	n/m	(1)

n/m(1) - not meaningful because certain market interest rates would be below zero at that level of rate shock.

The analysis at March 31, 2009 indicates that there have been no material changes in market interest rates for Mutual’s interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company’s annual report on Form 10-K for the period ended December 31, 2008.  A reduction in the interest rate risk exposure of Mutual was primarily due to the acquisition of MFB Corp.

ITEM - 4 Controls and Procedures.

(a)
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(c) under the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Act) that occurred during the quarter ended March 31, 2009 that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

Item 2.	Registered sales of Equity Securities and use of Proceeds

On August 13, 2008 the Company’s Board of Directors authorized management to repurchase an additional 5% of the Company’s outstanding stock, or approximately 350,000 shares.  Information on the shares purchased during the first quarter of 2009 is as follows.

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price	As Part of Publicly	Be Purchased
	Shares Purchased	Per Share	Announced Plan	Under the Plan
				330,000	(1)
January 1, 2009 - January 31, 2009	-	$0.00	-	330,000
February 1, 2009 - February 28, 2009	-	0.00	-	330,000
March 1, 2009 - March 31, 2009	-	0.00	-	330,000

	-	$0.00	-

(1) Amount represents the number of shares available to be repurchased under the plan as of December 31, 2008

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Index to Exhibits
Number	Description

31.1	Rule 13a – 14(a) Certification – Chief Executive Officer

31.2	Rule 13a – 14(a) Certification – Chief Financial Officer

32	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MutualFirstFinancial, Inc.

Date: May 15, 2009	By: /s/ David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: May 15, 2009	By: /s/ Timothy J. McArdle
Timothy J. McArdle
Senior Vice President and Treasurer