Form 10-Q
period 2009-06-30
MUTUALFIRST FINANCIAL INC
filed 2009-08-14
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the transition period from                       to

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
The number of shares of the Registrant’s common stock, with $.01 par value, outstanding as of August 11, 2009 was 6,984,754.

FORM 10 – Q
MutualFirst Financial, Inc.

INDEX
		Page
		Number
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets	1
	Consolidated Condensed Statements of Income	2
	Consolidated Condensed Statement of Stockholders’ Equity	3
	Consolidated Condensed Statements of Cash Flows	4
	Notes to Unaudited Consolidated Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition	19
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	30

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Changes in Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	32

Item 6.	Exhibits	32

Signature Page		32

Exhibits

PART 1     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)

Assets
Cash	$14,057,258	$21,654,283
Interest-bearing demand deposits	6,954,699	18,049,169
Cash and cash equivalents	21,011,957	39,703,452
Investment securities available for sale	107,201,386	77,254,925
Investment securities held to maturity	9,422,446	9,675,891
Total investment securities	116,623,832	86,930,816
Loans held for sale	17,047,382	1,541,110
Loans	1,100,428,859	1,128,239,260
Allowance for loan losses	(16,348,393)	(15,106,780)
Net loans	1,084,080,466	1,113,132,480
Premises and equipment	35,049,963	36,500,979
Federal Home Loan Bank of Indianapolis stock, at cost	18,631,500	18,631,500
Investment in limited partnerships	4,347,855	4,560,690
Cash surrender value of life insurance	43,473,125	42,637,240
Core deposit and other intangibles	6,611,858	7,406,572
Deferred income tax benefit	21,386,140	21,237,513
Other assets	16,064,547	16,545,134

Total assets	$1,384,328,625	$1,388,827,486

Liabilities
Deposits
Non-interest-bearing	$93,024,188	$93,393,362
Interest bearing	907,173,026	869,120,808
Total deposits	1,000,197,214	962,514,170
Federal Home Loan Bank advances	220,595,898	263,112,728
Other borrowings	15,396,558	15,991,690
Other liabilities	18,592,118	16,693,959
Total liabilities	1,254,781,788	1,258,312,547

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued — 5,000,000 shares
Issued and outstanding — 32,382 and 32,382 shares;
liquidation preference $1,000 per share	324	324
Common stock, $.01 par value
Authorized — 20,000,000 shares
Issued and outstanding —6,984,754 and 6,984,754 shares	69,847	69,847
Additional paid-in capital - preferred stock	31,553,831	31,461,848
Additional paid-in capital - common stock	72,554,084	72,610,939
Retained earnings	30,693,322	29,989,003
Accumulated other comprehensive loss	(3,894,425)	(2,027,956)
Unearned employee stock ownership plan (ESOP) shares	(1,430,146)	(1,589,066)
Total stockholders' equity	129,546,837	130,514,939

Total liabilities and stockholders' equity	$1,384,328,625	$1,388,827,486

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Interest Income
Loans receivable, including fees	$16,669,730	$12,747,150	$33,798,224	$25,796,104
Investment securities:
Mortgage-backed securities	953,532	219,471	1,895,889	377,895
Federal Home Loan Bank stock	49,700	134,264	168,700	253,290
Other investments	446,245	361,511	902,022	766,950
Deposits with financial institutions	17,057	26,529	27,361	51,786
Total interest income	18,136,264	13,488,925	36,792,196	27,246,025

Interest Expense
Passbook savings	66,572	72,553	132,046	141,365
Certificates of deposit	4,905,056	4,142,148	10,109,676	8,757,016
Daily Money Market accounts	120,611	75,432	249,814	185,917
Demand and NOW acounts	193,906	289,712	394,353	803,197
Federal Home Loan Bank advances	2,271,023	2,092,243	4,702,022	4,155,285
Other interest expense	266,853	17,009	500,504	43,098
Total interest expense	7,824,021	6,689,097	16,088,415	14,085,878

Net Interest Income	10,312,243	6,799,828	20,703,781	13,160,147
Provision for losses on loans	1,750,000	732,500	3,200,000	1,345,000
Net Interest Income After Provision for Loan Losses	8,562,243	6,067,328	17,503,781	11,815,147

Other Income
Service fee income	1,876,831	1,365,385	3,566,421	2,524,717
Net realized gain on sale of securities	358,192	0	158,844	137,434
Equity in losses of limited partnerships	(77,744)	(23,644)	(155,487)	(47,288)
Commissions	859,501	307,578	1,487,721	599,673
Net gains on sales of loans	618,365	128,220	1,644,360	311,579
Net servicing fees	59,986	28,641	137,023	55,480
Increase in cash surrender value of life insurance	412,465	276,000	798,944	552,500
Other income	37,944	27,075	88,299	95,255
Total other income	4,145,540	2,109,255	7,726,125	4,229,350

Other Expenses
Salaries and employee benefits	5,687,690	3,892,190	11,147,692	7,710,531
Net occupancy expenses	584,340	448,525	1,394,315	899,836
Equipment expenses	479,060	355,388	816,263	698,750
Data processing fees	360,853	243,388	714,668	510,201
Automated teller machine	280,344	195,382	560,481	397,954
Deposit insurance	1,045,096	76,083	1,433,080	111,473
Professional fees	327,382	230,968	661,990	440,119
Advertising and promotion	362,500	316,990	725,000	547,411
Software subscriptions and maintenance	344,517	157,502	677,269	335,524
Supplies	131,032	127,120	268,604	200,671
Intangible amortization	397,357	57,080	794,714	114,160
Other expenses	1,309,982	770,650	2,488,131	1,406,289
Total other expenses	11,310,153	6,871,266	21,682,207	13,372,919

Income Before Income Tax	1,397,630	1,305,317	3,547,699	2,671,578
Income tax expense	83,000	131,000	437,000	282,000

Net Income	1,314,630	1,174,317	3,110,699	2,389,578
Preferred stock dividends and amortization	450,766	$0	901,532	$0
Net Income Available to Common Shareholders	863,864	1,174,317	2,209,167	2,389,578

Basic earnings per common share	$0.13	$0.30	$0.32	$0.60

Diluted earnings per common share	$0.13	$0.30	$0.32	$0.60

Dividends per common share	$0.12	$0.16	$0.24	$0.32

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Six Months Ended June 30, 2009
(Unaudited)

	Common Stock			Preferred Stock					Accumulated
			Additional			Additional			Other	Unearned
	Shares		paid-in	Shares		paid-in	Comprehensive	Retained	Comprehensive	ESOP
	Outstanding	Amount	capital	Outstanding	Amount	capital	Income	Earnings	Income (Loss)	shares	Total

Balances, December 31, 2008, as reported	6,984,754	$69,847	$72,610,939	32,382	$324	$31,461,848		$29,989,003	$(2,027,956)	$(1,589,066)	$130,514,939

Comprehensive income

Net income for the period							$3,110,699	3,110,699			3,110,699

Other comprehensive income, net of tax

Net unrealized losses on securities							(1,866,469)		(1,866,469)		(1,866,469)

Comprehensive income							$1,244,230

ESOP shares earned			(56,855)							158,920	102,065

Amortization of preferred stock						91,983		(91,983)			0

Cash dividends ($.24 per common share)								(1,675,751)			(1,675,751)

Cash dividends - preferred stock								(638,646)			(638,646)

Balances, June 30, 2009	6,984,754	$69,847	$72,554,084	32,382	$324	$31,553,831		$30,693,322	$(3,894,425)	$(1,430,146)	$129,546,837

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operating Activities
Net income	$3,110,699	$2,389,578
Items not requiring (providing) cash
Provision for loan losses	3,200,000	1,345,000
Depreciation and amortization	2,180,259	1,337,054
Deferred income tax	716,417	(174,000)
Loans originated for sale	(110,249,099)	(27,657,883)
Proceeds from sales of loans held for sale	95,437,882	28,270,879
Gains on sales of loans held for sale	(1,644,360)	(311,579)
Gain on sale of premises and equipment	(187,651)	-
Loss on available for sale securities	54,806	-
Other equity adjustments	102,065	-
Change in
Interest receivable and other assets	1,626,543	124,699
Interest payable and other liabilities	86,565	(234,862)
Cash value of life insurance	(835,885)	(552,500)
Other adjustments	(572,845)	(28,994)
Net cash provided by (used in) operating activities	(6,974,604)	4,507,392

Investing Activities
Net change in interest earning deposits	-	100,000
Purchases of securities available for sale
Available for sale	(45,189,265)	(20,761,567)
Held to maturity	(500,000)	-
Proceeds from maturities and paydowns of securities:
Available for sale	9,398,154	3,628,076
Held to maturity	826,193	-
Proceeds from sale of available-for-sale securities	3,442,813	-
Net change in loans	23,538,186	6,230,513
Purchases of premises and equipment	(511,850)	(1,787,614)
Proceeds from sale of premises and equipment	1,033,151	-
Proceeds from real estate owned sales	882,740	291,651
Other investing activities	742,900	50,335
Net cash used in investing activities	(6,336,978)	(12,248,606)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	(2,240,090)	4,199,589
Certificates of deposits	39,923,133	7,070,132
Proceeds from FHLB advances	17,500,000	265,725,000
Repayment of FHLB advances	(59,443,500)	(258,517,338)
Repayment of other borrowings	(616,655)	(4,067,595)
Stock repurchased	-	(1,361,825)
Cash dividends	(2,314,397)	(1,329,882)
Other financing activities	1,811,596	2,416,645
Net cash provided by (used in) financing activities	(5,379,913)	14,134,726

Net Change in Cash and Cash Equivalents	(18,691,495)	6,393,512

Cash and Cash Equivalents, Beginning of Year	39,703,452	23,648,171

Cash and Cash Equivalents, End of Year	$21,011,957	$30,041,683

Additional Cash Flows Information
Interest paid	$16,651,836	$14,547,532
Income tax paid	550,000	900,000
Transfers from loans to foreclosed real estate	1,771,955	1,491,696
Mortgage servicing rights capitalized	949,305	282,417

See Notes to Consolidated Condensed Financial Statements

MutualFirst Financial, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

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

The interim consolidated financial statements at June 30, 2009 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2008 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2 –  Earnings per share

Earnings per share were computed as follows: (Dollars in thousands except per share data)

	Three Months Ended Ended June 30,
	2009			2008
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
	(000's)			(000's)

Basic Earnings Per Share
Net income	$1,315	6,837,751		$1,174	3,970,982
Dividends and accretion on preferred stock	(451)			-
Income available to common shareholders	$864	6,837,751	$0.13	$1,174	3,970,982	$0.30
Effect of Dilutive securities
Stock options and RRP grants		-			-
Diluted Earnings Per Share

Income available to common stockholders and assumed
conversions	$864	6,837,751	$0.13	$1,174	3,970,982	$0.30

	Six Months Ended Ended June 30,
	2009			2008
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
	(000's)			(000's)

Basic Earnings Per Share
Net income	$3,111	6,831,647		$2,390	3,987,123
Dividends and accretion on preferred stock	(902)
Income available to common shareholders	$2,209	6,831,647	$0.32	$2,390	3,987,123	$0.60
Effect of Dilutive securities
Stock options and RRP grants		-			-
Diluted Earnings Per Share

Income available to common stockholders and assumed
conversions	$2,209	6,831,647	$0.32	$2,390	3,987,123	$0.60

Options of 586,518 and 369,613 shares and warrants of 625,135 and 0 were not included in the calculation above due to being anti-dilutive to earnings per share as of June 30, 2009 and June 30, 2008.

Note 3: Future Accounting Pronouncements

Financial Accounting Standards Board Statement No. 141 Revised (SFAS 141R), “Business Combinations (Revised 2007),” was issued in December 2007 and replaces SFAS 141 which applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual asset acquired and liabilities assumed based on their estimated fair value.  SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed.  Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting.  Instead, that contingency would be subject to the probable and estimable recognition criteria under SFAS 5, “Accounting for Contingencies.”   SFAS 141R was effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

Financial Accounting Standards Board Statement No. 160 (SFAS 160), “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51,” was issued in December 2007 and establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that are attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SFAS 160 was effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

Financial Accounting Standards Board Statement No. 161 (SFAS 161), “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” was issued in March 2008 and amends and expands the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 was effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

The FASB has issued FASB Statement No. 165, Subsequent Events. Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 provides:
•
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
Statement 165 was effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.

The FASB has issued the following two standards which change the way entities account for securitizations and special-purpose entities:

•	FASB Statement No. 166, Accounting for Transfers of Financial Assets;
•	FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).

Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,  and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities,  and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

The new standards will require a number of new disclosures. Statement 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. Statement 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.

The Federal Reserve is reviewing regulatory capital requirements associated with the adoption of the new accounting standards by financial institutions. In conducting this review, the Federal Reserve is considering a broad range of factors including the maintenance of prudent capital levels, the record of recent bank experiences with off-balance sheet vehicles, and the results of the recent Supervisory Capital Assessment Program (SCAP). As part of the SCAP, participating banking organizations' capital adequacy was assessed using assumptions consistent with standards ultimately included in FAS 166 and FAS 167.

Statements 166 and 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted.  The Company is currently evaluating the potential impact, if any, of the adoption of these two statements on the Company.

Financial Accounting Standards Board Staff Position (FSP) FAS 141 (R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” amends and clarifies FAS 141(R), Business Combinations, regarding the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP eliminates the distinction between contractual and noncontractual contingencies discussed in FAS 141(R), specifies whether contingencies should be measured at fair value or in accordance with FAS 5, provides application guidance on subsequent accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies and establishes new disclosure requirements.  This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the potential impact of the FSP on the Company.

Financial Accounting Standards Board Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for The Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” was issued on April 9, 2009.  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.   Even if there has been a significant decrease in the volume and level of activity regardless of valuation technique, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if FSP FAS 115-2 and FAS 124-2 and FSP FAS 107-1 and APG 28-1 are adopted concurrently.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  The Company adopted the FSP effective for the period ending June 30, 2009, and adoption did not result in a material effect on consolidated results of operations.

Financial Accounting Standards Board Staff Position (FSP) No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” was issued on April 9, 2009.  This FSP amends the other-than-temporary guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if FSP FAS 157-4 and FSP FAS 107-1 and APG 28-1 are adopted concurrently.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  The Company adopted the FSP effective for the period ending June 30, 2009, and adoption did not result in a material effect on consolidated results of operations.

Financial Accounting Standards Board Staff Position (FSP) No. 107-1 and APG 28-1, “Interim Disclosures about Fair Value of Financial Instruments” was issued on April 9, 2009.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  Effective for interim reporting periods ending after June 15, 2009, early adoption is permitted for periods ending after March 15, 2009 only if FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 are adopted concurrently.  The Company adopted the FSP effective for the period ending June 30, 2009, and adoption did not result in a material effect on consolidated results of operations. Additional disclosures required by the adoption of these standards are included below.

Emerging Issues Task Force (EITF) No. 08-07, “Accounting for Defensive Intangible Assets” was issued on September 9, 2008.  Prior to the issuance of FAS 157, when an entity acquired a business or group of assets, it typically allocated little or no value to the intangible assets that it did not intend to actively use.  Defensive assets are those assets not actively used after being acquired, but contribute to an increase in value of other assets owned by the acquiring entity.  This document addresses whether an acquired defensive asset should be accounted for as a separate unit of accounting or whether the value should be added as a component of an existing intangible asset.  Additionally, determination of a useful life for a defensive asset is addressed.  The Company is currently evaluating the potential impact of this standard on the Company.

Emerging Issues Task Force (EITF) No. 08-06, “Equity Method Investment Accounting Considerations” was issued on September 2, 2008.  This issue addresses several questions related to equity method investments including:  (1) how the initial carrying value of an equity method investment should be determined; (2) how the difference between the investor’s carrying value, as determined in Issue 1, and the underlying equity of the investee should be allocated to the underlying assets and liabilities of the investee; (3) how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed; (4) how an equity method investee’s issuance of shares should be accounted for; and (5) how to account for a change in an investment from the equity method to the cost method.  The Company is currently evaluating the potential impact of this standard on the Company.

Emerging Issues Task Force (EITF) No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” was issued on September 9, 2007.  This document addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of FAS 133.  If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of FAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument).  The Company is currently evaluating the potential impact of this standard on the Company.

Note 4: Investments

The amortized cost and approximate fair values of securities are as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities

Mortgage-backed securities	$23,571	$509	$(60)	$24,020
Collateralized mortgage obligations	61,893	1,216	(917)	62,192
Municipals	10,115	75	(218)	9,972
Small Business Administration	66	—	(1)	65
Corporate obligations	15,638	55	(6,328)	9,365
Marketable equity securities	1,663	—	(76)	1,587
Total investment securities	$112,946	$1,855	$(7,600)	$107,201

Held to Maturity Securities

Mortgage-backed securities	$5,157	$58	$(1,816)	$3,399
Collateralized mortgage obligations	3,765	9	(1,021)	2,753
Federal Agency	500	2	—	502
Total investment securities	$9,422	$69	$(2,837)	$6,654

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
Description Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Corporate obligations due
Within one year	$100	$100	$—	$—
One to five years	6,544	6,476	—	—
Five to ten years	—	—	—	—
After ten years	8,994	2,789	—	—
	15,638	9,365	—	—
Mortgage-backed securities	23,571	24,020	5,157	3,399
Collateralized mortgage obligations	61,893	62,192	3,765	2,753
Federal Agency	—	—	500	502
Municipals	10,115	9,972	—	—
Small Business Administration	66	65	—	—
Marketable equity securities	1,663	1,587	—	—
Totals	$112,946	$107,201	$9,422	$6,654

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $4.0 million at June 30, 2009.

Gross gains of $146,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized for the first half of 2009.  Other-than-temporarily impaired losses were recognized on available for sale investments of $200,000.  The realized gain on sale of securities reported also reflects a gain on sale of subsidiary of $137,000 and the sale of Mastercard stock of $75,000.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2009 was $32.9 million, an increase from $18.9 million at December 31, 2008, which is approximately 28 percent and 22 percent of the Company’s investment portfolio at those dates.  This increase was primarily due to market volatility.

Except as discussed below, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009:

	June 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities	$5,345	$(60)	$—	$—	$5,345	$(60)
Collateralized mortgage obligations	8,795	(96)	4,826	(821)	13,621	(917)
Small Business Administration	—	—	65	(1)	65	(1)
Corporate obligations	931	(48)	5,235	(6,280)	6,166	(6,328)
Marketable equity securities	—	—	1,587	(76)	1,587	(76)
Municipals	6,165	(218)	—	—	6,165	(218)
Total temporarily impaired securities	$21,236	$(422)	$11,713	$(7,178)	$32,949	$(7,600)

Held to Maturity
Mortgage-backed securities	$1,569	$(1,816)	$—	$—	$1,569	$(1,816)
Collateralized mortgage obligations	2,152	(1,021)	—	—	2,152	(1,021)
Total temporarily impaired securities	$3,721	$(2,837)	$—	$—	$3,721	$(2,837)

Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in CMOs were caused by interest rate increases.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

Corporate Obligations

The Company’s unrealized loss on investments in corporate obligations primarily relates to investments in pooled trust securities.  The unrealized losses were primarily caused by (a) a recent decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (b) a recent sector downgrade by several industry analysts.  The Company currently expects some of the securities to settle at a price less than the amortized cost basis of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security).  The Company has recognized a loss equal to the credit loss for these securities, establishing a new, lower amortized cost basis.  The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.  Because the Company does not intend to sell the investment and it is likely the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investments to be other-than-temporarily impaired at June 30, 2009.

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

Accumulated Credit Losses
2009

Credit losses on debt securities held
Beginning of year	$(1,350)
Additions related to increases in previously recognized other-than-temporary losses	(200)

As of June 30, 2009	$(1,550)

Note 5:  Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

2009

Net unrealized gain (loss) on securities available-for-sale	$(2,037)
Net unrealized gain (loss) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(566)
Less reclassification adjustment for realized (gains) losses included in income	55
Other comprehensive income (loss), before tax effect	(2,548)
Tax expense (benefit)	682

Other comprehensive income (loss)	$(1,866)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

2009

Net unrealized gain (loss) on securities available-for-sale	$(5,179)
Net unrealized gain (loss) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(566)
Post retirement benefit plan	(109)
(5,854)
Tax effect	1,960

Net-of-tax amount	$(3,894)

Note 6: Disclosures About Fair Value of Assets and Liabilities

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  The Company uses a third-party provider to provide market prices on its securities and no securities are priced as Level 1 securities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include mortgage-backed, collateralized mortgage obligations, small business administration, marketable equity, municipal, federal agency and certain corporate obligation securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain corporate obligation securities.

Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted for specific investment securities but rather relying on investment securities relationship to other benchmark quoted investment securities. Any investment security not valued based upon the methods above are considered Level 3.

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2009
Mortgage-backed securities	$24,020	$—	$24,020	$—
Collateralized mortgage obligations	62,192	—	62,192	—
Small Business Administration	65	—	65	—
Corporate obligations	9,365	—	6,476	2,889
Marketable equity securities	1,587	—	1,587	—
Municipals	9,972	—	9,972	—
Available-for-sale securities	$107,201	$—	$104,312	$2,889

December 31, 2008
Mortgage-backed securities	$15,163	$—	$15,163	$—
Collateralized mortgage obligations	43,639	—	43,639	—
Federal agencies	502	—	502	—
Small Business Administration	70	—	70	—
Corporate obligations	15,527	—	9,210	6,317
Marketable equity securities	1,497	—	1,497	—
Municipals	857	—	857	—
Available-for-sale securities	$77,255	$—	$70,938	$6,317

The following is a reconciliation of the beginning and ending balances for the three months ended June 30, 2009 and 2008 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	2009	2008

Beginning balance	$3,207	$9,711

Total realized and unrealized gains and losses
Included in other comprehensive income	(331)	(3,939)
Purchases, issuances and settlements	13	—

Ending balance	$2,889	$5,772

The following is a reconciliation of the beginning and ending balances for the six months ended June 30, 2009 and 2008 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	2009	2008

Beginning balance	$6,317	$9,923

Total realized and unrealized gains and losses
Included in net income	(200)	—
Included in other comprehensive income	(3,234)	(4,151)
Purchases, issuances and settlements	6	—

Ending balance	$2,889	$5,772

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$200	$—

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

Impaired Loans and Other Real Estate Owned

Loans for which it is probable that Mutual will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of Financial Accounting Standard No. 114 (FAS 114), Accounting by Creditors for Impairment of a Loan.  Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

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

The fair value of real estate is generally determined based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis.

Impaired loans are classified within Level 3 of the fair value hierarchy.

Mortgage Servicing Rights

We initially measure our mortgage servicing rights at fair value, and amortize them over the period of estimated net servicing income. They are periodically assessed for impairment based on fair value at the reporting date. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates and other ancillary income, including late fees. The fair value measurements are classified as Level 3.

Loans Held for Sale

Fair value of loans held for sale are based on quoted market prices, where available, or are determined by discounting estimated cash flows using interest rates approximating the Company’s current origination rates for similar loans and adjusted to reflect the inherent credit risk.  Loans held for sale based on quoted market prices are classified within Level 1 of the hierarchy.  Otherwise, loans held for sale are classified within Level 2 of the valuation hierarchy; however, certain loans are classified within Level 3 due to the lack of observable pricing data.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3

June 30, 2009
Impaired loans	$1,445	$—	$—	$1,445
Other real estate owned	1,986	—	—	1,986
Mortgage servicing rights	949	—	—	949
Loans held for sale	6,253	6,253	—	—

December 31, 2008
Impaired loans	$5,997	$—	$—	$5,997
Mortgage servicing rights	2,776	—	—	2,776

The estimated fair values of the Company’s financial instruments as of June 30, 2009 are as follows:

	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$21,012	$21,012
Interest-bearing deposits	—	—
Securities available for sale	107,201	107,201
Securities held to maturity	9,422	8,388
Loans held for sale	17,047	17,154
Loans	1,084,080	1,088,909
Stock in FHLB	18,632	18,632
Interest receivable	4,872	4,872

Liabilities
Deposits	1,000,917	966,923
FHLB advances	220,596	228,647
Other borrowings	15,397	16,649
Interest payable	1,553	1,553
Advances by borrowers for taxes and insurance	5,041	5,041
Off-balance sheet commitments	—	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments listed above:

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

Other Borrowings - The fair value of other borrowings are estimated using a discount calculation based on current rates.

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

Note 7: Subsequent Events

Subsequent events have been evaluated through August 14, 2009, the date the financial statements were available to be issued.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Mutual subsidiaries include, Mutual Federal Investment Company (“MFIC”) and Mishawaka Financial Services.  MFIC is a Nevada corporation holding approximately $101 million in investments.  MFIC currently owns one subsidiary, Mutual Federal REIT.  The assets of Mutual Federal REIT consist of approximately $102 million in one-to four-family mortgage loans.  Mishawaka Financial Services was acquired with MFB Corp. and is engaged in the sale of life and health insurance to customers of the bank.

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

The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and the newly adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings.  If management does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of the OTTI related to other factors will be recognized in other comprehensive income, net of applicable taxes.  The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment.  If management intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders’ equity) and not recognized in income until the security is ultimately sold.

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

Historically, our interest-earning assets have been longer term in nature (i.e., fixed-rate mortgage loans) and interest-bearing liabilities have been shorter term (i.e., certificates of deposit, regular savings accounts, etc). This structure would impact net interest income favorably in a decreasing rate environment, assuming a normally shaped yield curve, as the rates on interest-bearing liabilities would decrease more rapidly than rates on the interest-earning assets.  Conversely, in an increasing rate environment, assuming a normally shaped yield curve, net interest income would be impacted unfavorably as rates on interest-earning assets would increase at a slower rate than rates on interest-bearing liabilities.  The acquisition of MFB Corp. helped reduce the interest rate risk exposure of Mutual primarily due to changes in the loan composition which increased the percentage of loans with adjustable rates and reduced the average duration of the loan portfolio.  This decline in Mutual’s liability sensitive exposure should provide for less net portfolio value volatility with future rate movements.

It has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of consumer and commercial loans to total loans has increased from 44% at the end of 2004 to 54% currently. As we continue to increase our investment in business-related loans, which are considered to entail greater risks than one-to four- family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses may increase to reflect this increased risk.  On the liability side of the balance sheet, the Company is employing strategies to increase the balance of core deposit accounts such as low cost checking and money market accounts. The percentage of core deposits to total deposits is currently 37% at June 30, 2009. The remaining total deposits are mostly retail certificates of deposit which continue to provide stable funding for the Company.  These are ongoing strategies that are dependent on current market conditions and competition.

During the first six months of 2009, in keeping with its strategic objective to reduce interest rate risk exposure, the Company also sold $94.9 million of long term fixed rate loans that had been held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $1.6 million.

On July 18, 2008, the Company completed the purchase of MFB Corp.  The assets purchased primarily included residential mortgage loans of $167.9 million, consumer loans of $48.5 million, commercial real estate loans of $91.6 million and commercial business loans of $75.5 million.  The liabilities assumed included $331.1 million in deposits and $96.4 million in borrowings.  This purchase of MFB Corp was consistent with the Company’s strategic objective to change the re-pricing structure of its interest earning assets from longer term to shorter term and reduce interest rate risk to net interest income.

Results of operations also depend upon the level of the Company’s non-interest income, including fee income, service charges, commissions, and the level of its non-interest expense, including general and administrative expenses. The acquisition of MFB Corp. added trust services to Mutual, which are being leveraged through Mutual’s existing footprint.  The Company also opened two new branches in Elkhart County in 2008.  The intent of these initiatives has been to increase income over the long term. However, on a short term basis, expenses relating to expanding trust services and new branches will have the affect of increasing non-interest expense with limited immediate offsetting income.

Financial Condition

Assets totaled $1.4 billion at June 30, 2009, a decrease from December 31, 2008 of $4.3 million, or 0.3%. Gross loans, excluding loans held for sale, decreased $27.8 million, or 2.5%.  Commercial loans increased $6.4 million, or 2.0%, while consumer loans decreased $3.7 million, or 1.4%, and residential mortgage loans held in the portfolio decreased $30.5 million, or 5.8%. Residential mortgage loans held for sale increased $15.5 million and mortgage loans sold during the first half of 2009 totaled $94.9 million compared to $28.2 million sold in the first half of last year. Mortgage loan sales are the primary reasons for the decreased loan balances and are consistent with our objective to reduce interest rate risk. Cash and cash equivalents decreased $18.7 million primarily due to the purchase of additional investment securities.  Investment securities available for sale increased $30.3 million, or 39.2% primarily due to investments in highly rated municipal, corporate and mortgage-backed securities.  Investment securities increased due to utilizing excess cash which provides additional yield on those assets and maintains a high level of liquidity.

Allowance for loan losses was $16.3 million at June 30, 2009, an increase of $1.2 million from December 31, 2008. Net charge offs for the quarter ended June 30, 2009 were $992,000, or .36% of average loans on an annualized basis compared to $569,000, or .28% of average loans for the comparable period in 2008.  Net charge offs for the first half of 2009 were $2.0 million, or .35% of average loans on an annualized basis compared to $1.1 million, or .27% of average loans for the comparable period in 2008.  On a linked quarter basis net charge offs increased from an annualized .34% of average loans for the quarter ended March 31, 2009 to .36% for the current quarter.  The allowance for loan losses as a percentage of non-performing loans and total loans was 57.05% and 1.49%, respectively at June 30, 2009 compared to 69.38% and 1.41%, respectively at March 31, 2009.  The increase in the allowance for loan losses was primarily due to the level of current delinquencies and economic conditions in the markets that Mutual serves.  Mutual continues to actively monitor loan portfolios to determine the adequacy of its allowance.

Total deposits were $1.0 billion at June 30, 2009 an increase of $37.7 million, or 3.9% from December 31, 2008. This increase was due primarily to increases in retail certificates of deposit and savings deposits of $45.7 million, partially offset by declines in demand and money market deposits of $8.0 million. Total borrowings decreased $43.1 million to $236.0 million at June 30, 2009 from $279.1 million at December 31, 2008 primarily due to the payment of maturing and variable rate FHLB advances.

Stockholders’ equity was $129.5 million at June 30, 2009, a decrease of $1.0 million, or 0.7% from December 31, 2008. The decline was due primarily to a decrease in   accumulated other comprehensive income of $1.9 million from a loss of $2.0 million at December 31, 2008 to a loss of $3.9 million at June 30, 2009 due to increased discount rates used to price trust preferred securities in an inactive market.  Discount rates were increased due to downgrades by various credit rating agencies.  Other reasons for the decline include dividend payments of $1.7 million to common shareholders and $639,000 to preferred shareholders.  These were partially offset by net income of $3.1 million and Employee Stock Ownership Plan (ESOP) shares earned of $102,000.  All of Mutual’s capital ratios are in excess of “well-capitalized” levels as defined by all regulatory standards.

Comparison of the Operating Results for the Three Months Ended June 30, 2009 and 2008

Net income available to common shareholders for the second quarter ended June 30, 2009 was $864,000, or $.13 for basic and diluted earnings per common share.  This compared to net income for the same period in 2008 of $1.2 million, or $.30 for basic and diluted earnings per common share. Annualized return on assets was .25% and return on average tangible common equity was 3.82% for the second quarter of 2009 compared to .49% and 6.58% respectively, for the same period last year.

Net interest income before the provision for loan losses increased $3.5 million from $6.8 million for the three months ended June 30, 2008 to $10.3 million for the three months ended June 30, 2009. The primary reason for the increase was an increase in average earning assets of $418.6 million due to the acquisition of MFB Corp in the third quarter of 2008.   In addition, net interest margin increased 8 basis points to 3.21% in the second quarter 2009 compared to 3.13% for the second quarter 2008 as interest-bearing liabilities decreased faster than the decrease in interest-earning assets.

The provision for loan losses for the second quarter of 2009 was $1.8 million, an increase from $733,000 for last year’s comparable period.  The increase was due primarily to an increased loan portfolio, increased net charge offs, increased non-performing loans and increased delinquency over the comparable period in 2008.  Non-performing loans to total loans at June 30, 2009 were 2.60% compared to 2.03% at March 31, 2009 and 1.37% at June 30, 2008.  This increase in non-performing loans, on the linked quarter basis, was primarily due to an increased level of non-performing residential property loans and non-performing commercial business loans.  Non-performing assets to total assets were 2.41% at June 30, 2009 compared to 1.90% at March 31, 2009 and 1.51% at June 30, 2008.

Non-interest income increased $2.0 million to $4.1 million, or 96.5% for the three months ended June 30, 2009 compared to the same period in 2008. The increase was primarily due to an increase in gains on sales and servicing of loans sold of $521,000, or 331.8%, as a result of increases in mortgage loan production and commitments to sell loans as of June 30, 2009.  Another reason for the increase was the increase in gain on sale of investments of $358,000, which includes a gain on sale of a subsidiary of $137,000 and $221,000 gain on the sale of investments.  Other increases included increases in service fees on transaction accounts of $511,000, or 37.5%, increases in commission income of $552,000, or 179.4%, and increases in cash surrender value of life insurance of $136,000, or 49.4%, all primarily due to the acquisition of MFB Corp in the third quarter of 2008.  On a linked quarter basis, non-interest income increased $565,000 mainly due to increases in gains on sales of investments of $557,000, increases in service fees on transaction accounts of $187,000, and increases in commission income of $232,000.  These increases were partially offset by a decrease in gains on sales and servicing of loans sold of $425,000.

Non-interest expense increased $4.4 million to $11.3 million for the three months ended June 30, 2009 compared to $6.9 million for the same period in 2008.  Increases in current quarter non-interest expense compared to the same period in 2008 include increases in salaries and employee benefits of $1.8 million, increases in occupancy and equipment expense of $345,000, increases in professional fees expense of $96,000 and increases in marketing expense of $45,000.  All of these increases were primarily due to the acquisition of MFB Corp in the third quarter of 2008.  Other increases during the quarter included an increase in FDIC insurance of $969,000 partially due to FDIC special assessment of $630,000, increases in intangible amortization of $340,000 and increases in other expenses $539,000. On a linked quarter basis, non-interest expense increased by $937,000 compared to the three months ended March 31, 2009, primarily due to the FDIC special assessment of $630,000 and increases in salaries and benefits of $228,000 primarily due to the increased mortgage production.

Income tax expense decreased $48,000 for the three months ended June 30, 2009 compared to the same period in 2008 due primarily to decreased taxable income.  The effective tax rate also decreased from 10.0% to 5.9% due to a higher percentage of non-taxable income to total income before income tax and an increased percentage of low income housing tax credits to taxable income when comparing the second quarter of 2009 to the second quarter of 2008, respectively.

Comparison of the Operating Results for the Six Months Ended June 30, 2009 and 2008

Net income available to common shareholders for the six months ended June 30, 2009 was $2.2 million or $.32 for basic and diluted earnings per common share. This compared to net income for the comparable period in 2008 of $2.4 million or $.60 for basic and diluted earnings per share.  Annualized return on average assets was .31% and return on average tangible common equity was 4.85% for the first half of 2009 compared to .50% and 6.69% respectively, for the same period last year.

Net interest income before the provision for loan losses increased $7.5 million from $13.2 million for the six months ended June 30, 2008 to $20.7 million for the six months ended June 30, 2009. As mentioned above, the primary reason for the increase was an increase in average earning assets of $420.5 million due to the acquisition of MFB Corp in the third quarter of 2008.   In addition, net interest margin increased 18 basis points to 3.22% for the six months ended June 30, 2009 compared to 3.04% for the comparable period in 2008 as interest-bearing liabilities decreased faster than the decrease in interest-earning assets.

The provision for loan losses for the first half of 2009 was $3.2 million, an increase from $1.3 million for last year’s comparable period.  Non-performing loans to total loans at June 30, 2009 were 2.60% compared to 1.37% for the prior year comparable period.  Non-performing assets to total assets were 2.41% at June 30, 2009 compared to 1.51% at June 30, 2009.  The reason for the increase in provision for loan losses is higher loan balances, increased delinquency and higher non-performing loans.

For the six month period ended June 30, 2009 non-interest income increased $3.5 million, or 82.7%, to $7.7 million compared to $4.2 million for the same period in 2008. The increase was primarily due to an increase in gains on sales and servicing of loans sold of $1.4 million, or 385.3%, as a result of increases in mortgage loan production and commitments to sell loans for the six months ended June 30, 2009.  Other increases included service fee income of $1.0 million, or 41.26%, increases in commission income of $888,000, or 148.9%, and increases in cash surrender value of life insurance of $246,000, or 44.6%, all primarily due to the acquisition of MFB Corp in the third quarter of 2008.

For the six month period ended June 30, 2009 non-interest expense increased $8.3 million, to $21.7 million compared to $13.4 million for the same period in 2008.  Increases largely due to the acquisition of MFB Corp, in the third quarter of 2008, include salaries and employee benefits of $3.4 million, intangible amortization of $681,000, occupancy and equipment expenses of $612,000, data processing fees of $204,000, ATM expense of $163,000, professional fees expense of $222,000, marketing expense of $178,000,  and software subscriptions and maintenance of $342,000.  Deposit insurance increased by $1.3 million due increased premiums and a special assessment in the second quarter of $630,000.  Other expenses increased by $1.1 million primarily due to the acquisition of MFB as well as increases related to expenses associated with real estate owned and other repossessed property of $437,000 due to the increase in foreclosures and repossessions.

For the six-month period ended June 30, 2009, income tax expense increased $155,000 compared to the same period in 2008. The increase was due primarily to more income subject to income taxes. The effective tax rate also increased from 10.6% to 12.3% due to a decreased percentage of low income housing tax credits to taxable income when comparing the first half of 2009 to the first half of 2008, respectively.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year.  As of June 30, 2009, Mutual had liquid assets of $150.9 million and a liquidity ratio of 12.12%. It is anticipated that this level of liquidity will be adequate for the remainder of 2009.

Mutual continues to maintain capital ratios which exceed “well-capitalized” levels as defined pursuant to all regulatory standards as of June 30, 2009.  Mutual’s current total risk-based capital ratio is 13.08% and tier 1 risk-based capital ratio is 11.83%.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Presented below as of June 30, 2009 and 2008 is an analysis of Mutual’s interest rate risk as measured by changes in Mutual’s net portfolio value (“NPV”) assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments.

Profitstar	June 30, 2009

Net Portfolio Value

Changes							NPV as % of PV of Assets
In Rates	$ Amount		$ Change		% Change		NPV Ratio	Change

+300 bp	166,243		-28,440		-15%		12.59%	-122	bp
+200 bp	178,160		-16,523		-8%		13.20%	-61	bp
+100 bp	188,576		-6,107		-3%		13.66%	-15	bp
0 bp	194,683						13.81%
-100 bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)
-200 bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)
-300 bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)

Profitstar	June 30, 2008

Net Portfolio Value

Changes						NPV as % of PV of Assets
In Rates	$ Amount		$ Change		% Change	NPV Ratio	Change

+300 bp	55,648		-36,680		-40%	6.23%	-336	bp
+200 bp	68,115		-24,213		-26%	7.44%	-215	bp
+100 bp	81,281		-11,047		-12%	8.66%	-94	bp
0 bp	92,328					9.59%
-100 bp	96,594		4,266		5%	9.84%	25	bp
-200 bp	95,683		3,355		4%	9.59%	0	bp
-300 bp	n/m	(1)	n/m	(1)	n/m (1)	n/m (1)	n/m	(1)

n/m(1) - not meaningful because certain market interest rates would be below zero at that level of rate shock.

The analysis at June 30, 2009 indicates that there have been no material changes in market interest rates for Mutual’s interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company’s annual report on Form 10-K for the period ended December 31, 2008.  A reduction in the interest rate risk exposure of Mutual was primarily due to the current structure of the balance sheet aided by the acquisition of MFB Corp.

ITEM - 4 Controls and Procedures.

(a)
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(c) under the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Act) that occurred during the quarter ended June 30, 2009 that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

On August 13, 2008 the Company’s Board of Directors authorized management to repurchase an additional 5% of the Company’s outstanding stock, or approximately 350,000 shares.  Information on the shares purchased during the second quarter of 2009 is as follows.

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price	As Part of Publicly	Be Purchased
	Shares Purchased	Per Share	Announced Plan	Under the Plan
				330,000	(1)
April 1, 2009 - April 30, 2009	-	$0.00	-	330,000
May 1, 2009 - May 31, 2009	-	0.00	-	330,000
June 1, 2009 - June 30, 2009	-	0.00	-	330,000

	-	-	-

(1)  Amount represents the number of shares available to be repurchased under the plan as of March 31, 2009
Note:  Repurchases of stock must be approved by the Treasury while the Company participates in TARP.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

The following is a record of the votes cast at the Company’s Annual Meeting of Stockholders in the election of directors of the Company:

	FOR	VOTE WITHHELD

Patrick C. Botts	5,316,630	495,128

William V. Hughes	5,306,738	505,020

Jerry D. McVicker	5,297,626	514,132

James D. Rosema	5,294,960	516,798

Accordingly, the individuals named above, were declared to be duly elected directors of the Company for terms to expire in 2012.

The following is a record of the votes cast for the proposal to approve the MutualFirst Financial, Inc. executive compensation.

FOR	5,092,439
AGAINST	579,963
ABSTAIN	139,356

Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Corporation.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
Index to Exhibits
Number	Description

31.1	Rule 13a – 14(a) Certification – Chief Executive Officer

31.2	Rule 13a – 14(a) Certification – Chief Financial Officer

32	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MutualFirstFinancial, Inc.

Date: August 14, 2009	By: /s/ David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: August 14, 2009	By: /s/ Timothy J. McArdle
Timothy J. McArdle
Senior Vice President and Treasurer