Form 10-Q
period 2009-09-30
MUTUALFIRST FINANCIAL INC
filed 2009-11-13
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2009

or

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
The number of shares of the Registrant’s common stock, with $.01 par value, outstanding as of November 6, 2009 was 6,984,754.

FORM 10 – Q
MutualFirst Financial, Inc.

INDEX
		Page
		Number
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets	1
	Consolidated Condensed Statements of Income	2
	Consolidated Condensed Statement of Stockholders’ Equity	3
	Consolidated Condensed Statements of Cash Flows	4
	Notes to Unaudited Consolidated Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition	16
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Changes in Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signature Page		28

Exhibits

PART 1 FINANCIAL INFORMATION
ITEM 1. Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)

Assets
Cash	$17,323,802	$21,654,283
Interest-bearing demand deposits	37,082,228	18,049,169
Cash and cash equivalents	54,406,030	39,703,452
Investment securities available for sale	117,289,790	77,254,925
Investment securities held to maturity	9,011,484	9,675,891
Total investment securities	126,301,274	86,930,816
Loans held for sale	2,658,096	1,541,110
Loans	1,084,135,710	1,128,239,260
Allowance for loan losses	(16,620,900)	(15,106,780)
Net loans	1,067,514,810	1,113,132,480
Premises and equipment	34,820,917	36,500,979
Federal Home Loan Bank of Indianapolis stock, at cost	18,631,500	18,631,500
Investment in limited partnerships	4,891,437	4,560,690
Cash surrender value of life insurance	43,857,747	42,637,240
Core deposit and other intangibles	6,240,073	7,406,572
Deferred income tax benefit	20,619,188	21,237,513
Other assets	17,212,994	16,545,134

Total assets	$1,397,154,066	$1,388,827,486

Liabilities
Deposits
Non-interest-bearing	$95,257,327	$93,393,362
Interest bearing	936,172,124	869,120,808
Total deposits	1,031,429,451	962,514,170
Federal Home Loan Bank advances	204,220,154	263,112,728
Other borrowings	15,267,765	15,991,690
Other liabilities	15,299,757	16,693,959
Total liabilities	1,266,217,127	1,258,312,547

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued — 5,000,000 shares
Issued and outstanding — 32,382 and 32,382 shares; liquidation preference $1,000 per share	324	324
Common stock, $.01 par value
Authorized — 20,000,000 shares Issued and outstanding —6,984,754 and 6,984,754 shares	69,847	69,847
Additional paid-in capital - preferred stock	31,599,822	31,461,848
Additional paid-in capital - common stock	72,536,045	72,610,939
Retained earnings	30,646,256	29,989,003
Accumulated other comprehensive loss	(2,564,669)	(2,027,956)
Unearned employee stock ownership plan (ESOP) shares	(1,350,686)	(1,589,066)
Total stockholders' equity	130,936,939	130,514,939

Total liabilities and stockholders' equity	$1,397,154,066	$1,388,827,486

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest Income
Loans receivable, including fees	$16,184,190	$17,602,717	$49,982,413	$43,398,821
Investment securities:
Mortgage-backed securities	1,013,129	511,684	2,909,018	889,579
Federal Home Loan Bank stock	91,966	244,137	260,666	497,428
Other investments	385,104	421,927	1,287,126	1,188,876
Deposits with financial institutions	7,516	44,194	34,877	95,980
Total interest income	17,681,905	18,824,659	54,474,100	46,070,684

Interest Expense
Passbook savings	63,973	70,492	196,019	211,857
Certificates of deposit	4,674,227	5,158,672	14,783,903	13,915,688
Daily Money Market accounts	139,841	225,863	389,655	411,780
Demand and NOW acounts	210,342	433,125	604,696	1,236,322
Federal Home Loan Bank advances	2,084,830	2,886,774	6,786,852	7,042,059
Other interest expense	265,627	214,482	766,130	257,579
Total interest expense	7,438,840	8,989,408	23,527,255	23,075,285

Net Interest Income	10,243,065	9,835,251	30,946,846	22,995,399
Provision for losses on loans	1,650,000	912,500	4,850,000	2,257,500
Net Interest Income After Provision for Loan Losses	8,593,065	8,922,751	26,096,846	20,737,899

Other Income
Service fee income	1,955,533	1,815,138	5,521,954	4,339,855
Net realized gain (loss) on sale of securities	59,870	(2,769,982)	218,714	(2,632,549)
Equity in losses of limited partnerships	(77,744)	(44,644)	(233,231)	(91,931)
Commissions	709,915	590,764	2,197,637	1,190,437
Net gains on sales of loans	527,201	1,050,143	2,171,561	1,361,722
Net servicing fees	55,542	61,987	192,565	117,467
Increase in cash surrender value of life insurance	384,622	356,896	1,183,566	909,396
Other income	33,041	51,943	121,339	147,197
Total other income	3,647,980	1,112,245	11,374,105	5,341,594

Other Expenses
Salaries and employee benefits	5,822,553	5,277,645	16,970,246	12,988,176
Net occupancy expenses	670,690	479,060	2,065,004	1,378,896
Equipment expenses	479,167	449,047	1,295,430	1,147,797
Data processing fees	388,315	359,143	1,102,983	869,344
Automated teller machine	274,218	324,651	834,699	722,604
Deposit insurance	416,116	194,433	1,849,196	305,907
Professional fees	310,489	381,191	972,479	821,310
Advertising and promotion	407,616	443,827	1,132,616	991,238
Software subscriptions and maintenance	367,494	299,245	1,044,762	634,769
Supplies	109,313	429,565	377,917	630,235
Intangible amortization	371,785	287,944	1,166,499	402,104
Other expenses	1,329,418	1,208,537	3,817,551	2,614,827
Total other expenses	10,947,174	10,134,288	32,629,382	23,507,207

Income (Loss) Before Income Tax	1,293,871	(99,292)	4,841,569	2,572,286
Income tax expense (benefit)	52,000	(458,000)	489,000	(176,000)

Net Income	1,241,871	358,708	4,352,569	2,748,286
Preferred stock dividends and amortization	450,766	-	1,352,298	-
Net Income Available to Common Shareholders	791,105	358,708	3,000,271	2,748,286

Basic earnings per common share	$0.12	$0.06	$0.44	$0.58

Diluted earnings per common share	$0.12	$0.06	$0.44	$0.58

Dividends per common share	$0.12	$0.16	$0.36	$0.48

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2009
(Unaudited)

	Common Stock			Preferred Stock					Accumulated
			Additional			Additional			Other	Unearned
	Shares		paid-in	Shares		paid-in	Comprehensive	Retained	Comprehensive	ESOP
	Outstanding	Amount	capital	Outstanding	Amount	capital	Income	Earnings	Income (Loss)	shares	Total

Balances, December 31, 2008	6,984,754	$69,847	$72,610,939	32,382	$324	$31,461,848		$29,989,003	$(2,027,956)	$(1,589,066)	$130,514,939

Comprehensive income

Net income for the period							$4,352,569	4,352,569			4,352,569

Other comprehensive loss, net of tax

Net unrealized losses on securities							(536,713)		(536,713)		(536,713)

Comprehensive income							$3,815,856

ESOP shares earned			(74,894)							238,380	163,486

Amortization of preferred stock						137,974		(137,974)			0

Cash dividends ($.36 per common share)								(2,513,921)			(2,513,921)

Cash dividends - preferred stock								(1,043,421)			(1,043,421)

Balances, September 30, 2009	6,984,754	$69,847	$72,536,045	32,382	$324	$31,599,822		$30,646,256	$(2,564,669)	$(1,350,686)	$130,936,939

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Operating Activities
Net income	$4,352,569	$2,748,286
Items not requiring (providing) cash
Provision for loan losses	4,850,000	2,257,500
Depreciation and amortization	3,364,841	2,112,745
Deferred income tax	794,616	(174,000)
Loans originated for sale	(144,061,228)	(36,149,470)
Proceeds from sales of loans held for sale	143,498,650	35,629,776
Gains on sales of loans held for sale	(2,171,561)	(1,361,722)
Gain on sale of premises and equipment	(187,651)	-
Gain on available for sale securities	(5,716)	-
Other equity adjustments	163,486	-
Change in
Interest receivable and other assets	2,064,586	475,375
Interest payable and other liabilities	(1,242,231)	(318,160)
Cash value of life insurance	(1,183,566)	(909,396)
Other adjustments	(693,201)	213,439
Net cash provided by operating activities	9,543,594	4,524,373

Investing Activities
Net change in interest earning deposits	-	100,000
Acquired securities from sale of mutual funds		(9,863,577)
Purchases of securities available for sale
Available for sale	(59,500,611)	(40,564,802)
Held to maturity	(500,000)	-
Proceeds from maturities and paydowns of securities:
Available for sale	14,634,228	8,259,512
Held to maturity	1,256,157	-
Proceeds from sale of available-for-sale securities	4,505,678	32,548,359
Net change in loans	36,172,352	1,552,975
Proceeds from sale of loans transferred to held for sale		51,577,741
Purchases of premises and equipment	(831,705)	(2,664,940)
Proceeds from sale of premises and equipment	1,033,151	-
Proceeds from real estate owned sales	1,300,029	1,308,914
Cash received (paid) in acquisition, net	-	343,228
Other investing activities	746,823	(224,497)
Net cash provided by (used in) investing activities	(1,183,898)	42,372,913

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	3,065,369	(10,594,811)
Certificates of deposits	65,849,912	(9,373,975)
Proceeds from FHLB advances	32,500,000	372,025,000
Repayment of FHLB advances	(90,606,874)	(395,838,058)
Proceeds from other borrowings	-	11,500,000
Repayment of other borrowings	(756,210)	(4,383,382)
Stock repurchased	-	(1,721,671)
Cash dividends paid	(3,557,342)	(2,448,256)
Other financing activities	(151,973)	1,873,678
Net cash provided by (used in) financing activities	6,342,882	(38,961,475)

Net Change in Cash and Cash Equivalents	14,702,578	7,935,811

Cash and Cash Equivalents, Beginning of Year	39,703,452	23,648,171

Cash and Cash Equivalents, End of Year	$54,406,030	$31,583,982

Additional Cash Flows Information
Interest paid	$24,029,695	$23,624,841
Income tax paid	550,000	900,000
Transfers from loans to foreclosed real estate	3,773,583	2,334,363
Mortgage servicing rights capitalized	1,617,153	759,950

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

The interim consolidated financial statements at September 30, 2009 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2008 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings per share

Earnings per share were computed as follows: (Dollars in thousands except per share data)

	Three Months Ended Ended September 30,
	2009			2008
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
	(000's)			(000's)

Basic Earnings Per Share
Net income	$1,242	6,845,697		$359	6,188,036
Dividends and accretion on preferred stock	(451)			-
Income available to common shareholders	$791	6,845,697	$0.12	$359	6,188,036	$0.06
Effect of Dilutive securities
Stock options and RRP grants		328			16,847
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$791	6,846,025	$0.12	$359	6,204,883	$0.06

	Nine Months Ended Ended September 30,
	2009			2008
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
	(000's)			(000's)

Basic Earnings Per Share
Net income	$4,353	6,836,345		$2,748	4,723,430
Dividends and accretion on preferred stock	(1,352)
Income available to common shareholders	$3,001	6,836,345	$0.44	$2,748	4,723,430	$0.58
Effect of Dilutive securities
Stock options and RRP grants		110			5,615
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$3,001	6,836,455	$0.44	$2,748	4,729,045	$0.58

Options of 581,338 and 451,838 shares and warrants of 625,135 and 0 were not included in the calculation above due to being anti-dilutive to earnings per share as of September 30, 2009 and September 30, 2008.

Note 3: Future Accounting Pronouncements

In June 2009, the FASB issued new a new standard regarding accounting for transfers and servicing of financial assets and extinguishments of liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

At the same time, FASB also issued another new standard regarding consolidation of variable interest entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

The new standards will require a number of new disclosures. The first enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. The second will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.

The Federal Reserve is reviewing regulatory capital requirements associated with the adoption of the new accounting standards by financial institutions. In conducting this review, the Federal Reserve is considering a broad range of factors including the maintenance of prudent capital levels, the record of recent bank experiences with off-balance sheet vehicles, and the results of the recent Supervisory Capital Assessment Program (SCAP). As part of the SCAP, participating banking organizations' capital adequacy was assessed using assumptions consistent with standards ultimately included in these two new standards.

The two new standards discussed above will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted.  The Company is currently evaluating the potential impact, if any, of the adoption of these two statements on the Company.

On June 29, 2009, the FASB issued an accounting pronouncement establishing the FASB Accounting Standards Codification TM (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superseded.  The Company adopted this new accounting pronouncement for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on the statements taken as a whole.

Note 4: Investments

The amortized cost and approximate fair values of securities are as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities

Mortgage-backed securities	$23,743	$845	$(58)	$24,530
Collateralized mortgage obligations	70,673	1,700	(665)	71,708
Municipals	10,109	478	(12)	10,575
Small Business Administration	166	—	(5)	161
Corporate obligations	14,650	202	(6,164)	8,688
Marketable equity securities	1,675	—	(47)	1,628

Total investment securities	$121,016	$3,225	$(6,951)	$117,290

Held to Maturity Securities

Mortgage-backed securities	$5,016	$147	$(1,711)	$3,452
Collateralized mortgage obligations	3,495	31	(874)	2,652
Federal Agency	500	5	—	505

Total investment securities	$9,011	$183	$(2,585)	$6,609

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
Description Securities	Amortize Cost	Fair Value	Amortized Cost	Fair Value

Corporate obligations due
Within one year	$100	$100	$—	$—
One to five years	5,537	5,734	—	—
Five to ten years	—	—	—	—
After ten years	9,013	2,854	—	—
	14,650	8,688	—	—
Mortgage-backed securities	23,743	24,530	5,016	3,452
Collateralized mortgage obligations	70,673	71,708	3,495	2,652
Federal Agency	—	—	500	505
Municipals	10,109	10,575	—	—
Small Business Administration	166	161	—	—
Marketable equity securities	1,675	1,628	—	—

Totals	$121,016	$117,290	$9,011	$6,609

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $4.0 million at September 30, 2009.

Gross gains of $206,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized for the first nine months of 2009. Other than temporarily impaired losses were recognized on available for sale investments of $200,000. The realized gain on sale of securities reported also reflects a gain on sale of subsidiary of $137,000 and the sale of Mastercard stock of $75,000.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2009 was $20.7 million, an increase from $18.9 million at December 31, 2008, which is approximately 18 percent and 22 percent of the Company’s investment portfolio at those dates. The dollar increase was primarily due to increased portfolio.

Except as discussed below, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009:

	September 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale

Mortgage-backed securities	$1,680	$(58)	$—	$—	$1,680	$(58)
Collateralized mortgage obligations	8,144	(55)	4,669	(610)	12,813	(665)
Small Business Administration	—	—	161	(5)	161	(5)
Corporate obligations	—	—	3,361	(6,164)	3,361	(6,164)
Marketable equity securities	—	—	1,627	(47)	1,627	(47)
Municipals	1,030	(12)	—	—	1,030	(12)

Total temporarily impaired securities	$10,854	$(125)	$9,818	$(6,826)	$20,672	$(6,951)

Held to Maturity

Mortgage-backed securities	$91	$(1)	$1,076	$(1,710)	$1,167	$(1,711)
Collateralized mortgage obligations	394	(3)	842	(871)	1,236	(874)
Total temporarily impaired securities	$485	$(4)	$1,918	$(2,581)	$2,403	$(2,585)

Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in CMOs were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Corporate Obligations

The Company’s unrealized loss on investments in corporate obligations primarily relates to investments in pooled trust securities. The unrealized losses were primarily caused by (a) a recent decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (b) a recent sector downgrade by several industry analysts. The Company currently expects some of the securities to settle at a price less than the amortized cost basis of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security). The Company has recognized a loss equal to the credit loss for these securities, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell the investment and it is likely the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investments to be other-than-temporarily impaired at September 30, 2009.

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

Accumulated Credit Losses
2009

Credit losses on debt securities held
Beginning of year	$(1,350)
Additions related to increases in previously recognized other-than-temporary losses	(200)

As of September 30, 2009	$(1,550)

Note 5: Accumulated Other Comprehensive Loss

Other comprehensive loss components and related taxes were as follows:

2009

Net unrealized gain on securities available-for-sale	$98
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(622)
Less reclassification adjustment for realized loss included in income	(6)
Other comprehensive income loss, before tax effect	(530)
Tax benefit	(7)

Other comprehensive loss	$(537)

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

2009

Net unrealized loss on securities available-for-sale	$(3,105)
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(622)
Post retirement benefit plan	(109)
(3,836)
Tax effect	1,271

Net-of-tax amount	$(2,565)

Note 6: Disclosures About Fair Value of Assets and Liabilities

FASB Codification Topic 820 (ASC 820), Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Items Measured at Fair Value on a Recurring Basis

Following is a description of the valuation methodologies and inputs used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3

September 30, 2009
Mortgage-backed securities	$24,530	$—	$24,530	$—
Collateralized mortgage obligations	71,708	—	71,708	—
Small Business Administration	161	—	161	—
Corporate obligations	8,688	—	5,733	2,955
Marketable equity securities	1,628	—	1,628	—
Municipals	10,575	—	10,575	—
Available-for-sale securities	$117,290	$—	$114,335	$2,955

December 31, 2008
Mortgage-backed securities	$15,163	$—	$15,163	$—
Collateralized mortgage obligations	43,639	—	43,639	—
Federal agencies	502	—	502	—
Small Business Administration	70	—	70	—
Corporate obligations	15,527	—	9,210	6,317
Marketable equity securities	1,497	—	1,497	—
Municipals	857	—	857	—
Available-for-sale securities	$77,255	$—	$70,938	$6,317

The following is a reconciliation of the beginning and ending balances for the three months ended September 30, 2009 and 2008 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	2009	2008

Beginning balance	$2,889	$5,773

Total realized and unrealized gains and losses
Included in net income	—	(200)
Included in other comprehensive loss	46	1,146
Purchases, issuances and settlements	20	(4)
Transfers in/out of Level 3	—	500

Ending balance	$2,955	$7,215

The following is a reconciliation of the beginning and ending balances for the nine months ended September 30, 2009 and 2008 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	2009	2008

Beginning balance	$6,317	$9,923

Total realized and unrealized gains and losses
Included in net income	(200)	(200)
Included in other comprehensive loss	(3,187)	(3,004)
Purchases, issuances and settlements	25	(4)
Transfers in/out of Level 3	—	500

Ending balance	$2,955	$7,215

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$200	$—

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

Impaired Loans and Other Real Estate Owned

Loans for which it is probable that Mutual will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of FASB Codification Topic 310-40 (ASC310-40), Troubled Debt Restructurings by Creditors. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent.

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

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3

September 30, 2009
Impaired loans	$3,857	$—	$—	$3,857
Other real estate owned	3,173	—	—	3,173
Mortgage servicing rights	1,429	—	—	1,429

December 31, 2008
Impaired loans	$5,997	$—	$—	$5,997
Mortgage servicing rights	2,776	—	—	2,776

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated condensed balance sheet as of September 30, 2009 are as follows:

	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$54,406	$54,406
Securities held to maturity	9,011	6,609
Loans held for sale	2,658	2,679
Loans	1,067,515	1,088,480
Stock in FHLB	18,632	18,632
Interest receivable	4,872	4,872

Liabilities
Deposits	1,031,429	999,271
FHLB advances	204,220	212,357
Other borrowings	15,268	15,268
Interest payable	1,614	1,614
Advances by borrowers for taxes and insurance	3,077	3,077
Off-balance sheet commitments	—	—

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

Note 7: Subsequent Events

Subsequent events have been evaluated through November 13, 2009, the date the consolidated condensed financial statements were available to be issued.

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

Mutual subsidiaries include, Mutual Federal Investment Company (“MFIC”) and Mishawaka Financial Services. MFIC is a Nevada corporation holding approximately $107 million in investments. MFIC currently owns one subsidiary, Mutual Federal REIT. The assets of Mutual Federal REIT consist of approximately $95 million in one-to four-family mortgage loans. Mishawaka Financial Services was acquired with MFB Corp. and is engaged in the sale of life and health insurance to customers of the bank.

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

Securities

Under FASB Codification Topic 320 (ASC 320), Investments-Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale or trading. Management determines the appropriate classification at the time of purchase. The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and do not effect earnings until realized.

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

The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in ASC 320. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

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

Income Tax Accounting

We file a consolidated federal income tax return. The provision for income taxes is based upon income in our consolidated financial statements, rather than amounts reported on our income tax return. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on our deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date.

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

Historically, our interest-earning assets have been longer term in nature (i.e., fixed-rate mortgage loans) and interest-bearing liabilities have been shorter term (i.e., certificates of deposit, regular savings accounts, etc.). This structure would generally impact net interest income favorably in a decreasing rate environment, assuming a normally shaped yield curve, as the rates on interest-bearing liabilities would decrease more rapidly than rates on the interest-earning assets. Conversely, in an increasing rate environment, assuming a normally shaped yield curve, net interest income would be generally impacted unfavorably as rates on interest-earning assets would increase at a slower rate than rates on interest-bearing liabilities. The acquisition of MFB Corp. helped reduce the interest rate risk exposure of Mutual primarily due to changes in the loan composition, by increasing the percentage of loans with adjustable rates and reducing the average duration of the loan portfolio. This decline in Mutual’s liability sensitive exposure should provide for less net portfolio value volatility with future rate movements.

It has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective, in addition to the MFB Corp. acquisition, have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of consumer and commercial loans to total loans has increased from 44% at the end of 2004 to 55% as of September 30, 2009. As we continue to increase our investment in business-related loans, which are considered to entail greater risks than one-to four- family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses has increased to reflect this increased risk. On the liability side of the balance sheet, the Company is employing strategies to increase the balance of core deposit accounts, such as low cost checking and money market accounts. The percentage of core deposits to total deposits was 37% at September 30, 2009 compared to 39% at the end of the third quarter 2008. The remaining total deposits are mostly retail certificates of deposit, which continue to provide stable funding for the Company. These are ongoing strategies that are dependent on current market conditions and competition.

During the first nine months of 2009, in keeping with its strategic objective to reduce interest rate risk exposure, the Company also sold $143.5 million of long term fixed rate loans that had been held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $2.2 million.

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

Financial Condition

Assets totaled $1.4 billion at September 30, 2009, an increase from December 31, 2008 of $8.3 million, or 0.6%. Gross loans, excluding loans held for sale, decreased $44.1 million, or 3.9%. Increases in commercial loans of $4.4 million, or 1.3% were offset by decreases in consumer loans of $2.7 million, or 1.0% and residential mortgage loans held in the portfolio of $45.8 million, or 8.6%. Residential mortgage loans held for sale increased $1.1 million and mortgage loans sold during the first nine months of 2009 totaled $143.5 million compared to $86.6 million sold in the first nine months of last year. Mortgage loan originations for the nine months ended September 30, 2009 were approximately $190 million, a 92% increase over the same time period in 2008. Despite the increased originations, mortgage loan sales have led to a decrease in loan balances. Increases in investment securities available for sale of $40.0 million, or 51.8% primarily due to investments in highly rated municipal, corporate and mortgage-backed securities and cash and cash equivalents of $14.7 million helped offset the decreases in the loan portfolio.

Allowance for loan losses was $16.6 million at September 30, 2009, an increase of $1.5 million from December 31, 2008. Net charge offs for the quarter ended September 30, 2009 were $1.4 million, or .50% of average loans on an annualized basis compared to $253,000, or .09% of average loans for the comparable period in 2008. Net charge offs for the first nine months of 2009 were $3.3 million, or ..40% of average loans on an annualized basis compared to $1.3 million, or .20% of average loans for the comparable period in 2008. On a linked quarter basis net charge offs increased from an annualized .36% of average loans for the quarter ended June 30, 2009 to .50% for the current quarter. The allowance for loan losses as a percentage of non-performing loans and total loans was 50.68% and 1.53%, respectively at September 30, 2009 compared to 57.05% and 1.49%, respectively at June 30, 2009.

Total deposits were $1.0 billion at September 30, 2009 an increase of $68.9 million, or 7.2% from December 31, 2008. This increase was due primarily to increases in certificates of deposit of $65.4 million and transactional deposits of $3.5 million. Total borrowings decreased $59.6 million to $219.5 million at September 30, 2009 from $279.1 million at December 31, 2008 primarily due to the payment of maturing and variable rate FHLB advances.

Stockholders’ equity was $130.9 million at September 30, 2009, an increase of $422,000, or 0.3% from December 31, 2008. The increase was due primarily to net income of $4.4 million and Employee Stock Ownership Plan (ESOP) shares earned of $163,000. These increases were partially offset by increases in accumulated other comprehensive losses of $537,000 from a loss of $2.0 million at December 31, 2008 to a loss of $2.6 million at September 30, 2009 due to increased discount rates used to price trust preferred securities in an inactive market. Other offsets to net income include dividend payments of $2.5 million to common shareholders and $1.0 million to preferred shareholders. The Bank’s risk-based capital ratio is well in excess of “well-capitalized” levels as defined by all regulatory standards.

Comparison of the Operating Results for the Three Months Ended September 30, 2009 and 2008

Net income available to common shareholders for the third quarter ended September 30, 2009 was $791,000, or $.12 for basic and diluted earnings per common share. This compared to net income for the same period in 2008 of $359,000, or $.06 for basic and diluted earnings per common share. Annualized return on assets was ..23% and return on average tangible common equity was 3.48% for the third quarter of 2009 compared to .11% and 1.77% respectively, for the same period last year.

Net interest income before the provision for loan losses increased $407,000 from $9.8 million for the three months ended September 30, 2008 to $10.2 million for the three months ended September 30, 2009. The primary reason for the increase was an increase in average earning assets of $86.9 million due to the acquisition of MFB Corp in the third quarter of 2008. This increase was partially offset by a decrease in net interest margin of 10 basis points to 3.21% in the third quarter 2009 compared to 3.31% for the third quarter 2008. The decrease in the interest margin was due to rates on interest earning assets repricing more than those on interest earning liabilities.

The provision for loan losses for the third quarter of 2009 was $1.7 million, an increase from $738,000 for last year’s comparable period. The increase was due primarily to an increased loan portfolio, increased net charge offs, increased non-performing loans and increased delinquencies over the comparable period in 2008. Non-performing loans to total loans at September 30, 2009 were 3.02% compared to 2.60% at June 30, 2009. This increase in non-performing loans was primarily due to an increased level of non-performing residential property loans. Non-performing assets to total assets were 2.74% at September 30, 2009 compared to 2.41% at June 30, 2009.

Non-interest income increased $2.5 million to $3.6 million for the three months ended September 30, 2009 compared to the same period in 2008. This was primarily due to an increase in gain on sale of investments of $2.8 million due to an impairment charge on securities taken in the third quarter of 2008 with no similar impairment charges taken in the current period. Other increases in the quarter included increases in service fees on transaction accounts of $140,000, increases in commission income of $119,000 and increases in cash surrender value of life insurance of $28,000. Most of these other increases are due to the acquisition of MFB Corp which occurred in the third quarter of 2008. These increases were partially offset by a decrease in gains on sales and servicing of loans sold of $529,000 and a decrease in other income of $19,000.

Non-interest expense increased $813,000 to $10.9 million for the three months ended September 30, 2009 compared to $10.1 million for the same period in 2008. Increases in current quarter non-interest expense compared to the same period in 2008 include increases in salaries and employee benefits of $545,000 which was primarily due to commissions paid for mortgage origination. Other increases included increases in occupancy and equipment expense of $171,000, increases in data processing of $29,000, increases in deposit insurance of $222,000, increases in software subscriptions and maintenance of $68,000, increases in intangible amortization of $84,000 and increases in other expenses of $121,000. Most of the increases are due to the acquisition of MFB Corp which occurred in the third quarter of 2008. These increases were partially offset by decreases in professional fees of $71,000, decreases in marketing expense of $36,000 and decreases in supplies of $320,000, which were largely due to costs associated with rebranding and system changes in 2008.

Income tax expense increased $510,000 for the three months ended September 30, 2009 compared to the same period in 2008 due primarily to increased taxable income. The effective tax rate also increased from (461.3)% to 4.0% due to a higher percentage of taxable income when comparing the third quarter of 2009 to the third quarter of 2008, respectively.

Comparison of the Operating Results for the Nine Months Ended September 30, 2009 and 2008

Net income available to common shareholders for the nine months ended September 30, 2009 was $3.0 million, or $.44 for basic and diluted earnings per common share. This compared to net income for the comparable period in 2008 of $2.7 million, or $.58 for basic and diluted earnings per share. Annualized return on average assets was .28% and return on average tangible common equity was 4.39% for the first nine months of 2009 compared to .34% and 4.91% respectively, for the same period last year.

Net interest income before the provision for loan losses increased $8.0 million from $23.0 million for the nine months ended September 30, 2008 to $30.9 million for the nine months ended September 30, 2009. As mentioned above, the primary reason for the increase was an increase in average earning assets of $307.7 million due to the acquisition of MFB Corp in the third quarter of 2008. In addition, net interest margin increased 7 basis points to 3.22% for the nine months ended September 30, 2009 compared to 3.15% for the comparable period in 2008. The increase in the interest margin was due to rates on interest earning assets repricing less than those on interest earning liabilities.

The provision for loan losses for the first nine months of 2009 was $4.9 million, an increase from $2.6 million for last year’s comparable period. Non-performing loans to total loans at September 30, 2009 were 3.02% compared to 1.63% at September 30, 2008. Non-performing assets to total assets were 2.74% at September 30, 2009 compared to 1.64% at September 30, 2008. The reason for the increase in provision for loan losses is increased loan portfolio, increased net charge-offs, increased non-performing loans and increased delinquencies over the first nine months of 2008. Management continues to diligently review loans with inherent risk at least quarterly to ensure proper classification and adequate reserves.

For the nine month period ended September 30, 2009 non-interest income increased $6.0 to $11.4 million compared to $5.3 million for the same period in 2008. The increase was primarily due to an increase in gain on sale of investments of $2.9 million mainly due to an impairment charge on securities taken in the third quarter of 2008 with no similar impairment charges taken this year. Other changes, which were mainly due to the acquisition of MFB Corp., included increases in service fees of $1.2 million, increases in commission income of $1.0 million and increases in cash surrender value of life insurance of $274,000, which were partially offset by increased losses in limited partnerships of $141,000. Other increases include gains on sales and servicing of loans sold of $885,000, due to the increased volume in loan sales during the first nine months of 2009. These increases were partially offset by decreases in other income of $26,000.

For the nine month period ended September 30, 2009 non-interest expense increased $9.1 million to $32.6 million compared to $23.5 million for the same period in 2008. Increases, largely due to the acquisition of MFB Corp in the third quarter of 2008, include salaries and employee benefits of $4.0 million, intangible amortization of $764,000, occupancy and equipment expenses of $834,000, data processing fees of $234,000, ATM expense of $112,000, professional fees expense of $151,000, marketing expense of $141,000, and software subscriptions and maintenance of $410,000. Deposit insurance increased by $1.5 million due to increased premiums and a special assessment in the second quarter of $630,000. Other expenses increased by $1.2 million primarily due to the acquisition of MFB as well as increases related to expenses associated with real estate owned and other repossessed property of $656,000, due to the increase in foreclosures and repossessions. These increases were partially offset by the decrease in supplies expense of $252,000, which was higher in 2008 due to rebranding, system changes and the MFB acquisition.

For the nine-month period ended September 30, 2009, income tax expense increased $665,000 compared to the same period in 2008. The increase was due primarily to an increase in taxable income. The effective tax rate also increased from (6.8)% to 10.1% due to increased taxable income and decreased percentage of low income housing tax credits for the first half of 2009 to the first half of 2008, respectively.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year. As of September 30, 2009, Mutual had liquid assets of $195.9 million and a liquidity ratio of 15.77%. It is anticipated that this level of liquidity will be adequate for the remainder of 2009.

Mutual continues to maintain capital ratios which exceed “well-capitalized” levels as defined pursuant to all regulatory standards as of September 30, 2009. Mutual’s current total risk-based capital ratio is 12.87% and tier 1 risk-based capital ratio is 11.62%.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Presented below as of September 30, 2009 and 2008 is an analysis of Mutual’s interest rate risk as measured by changes in Mutual’s net portfolio value (“NPV”) assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments.

September 30, 2009

Net Portfolio Value

Changes						NPV as % of PV of Assets
In Rates	$ Amount		$ Change		% Change	NPV Ratio	Change

+300 bp	172,990		-20,769		-11%	12.91%	-71	bp
+200 bp	183,794		-9,965		-5%	13.43%	-19	bp
+100 bp	191,453		-2,306		-1%	13.71%	9	bp
0 bp	193,759					13.62%
-100 bp	n/m	(1)	n/m	(1)	n/m (1)	n/m (1)	n/m	(1)
-200 bp	n/m	(1)	n/m	(1)	n/m (1)	n/m (1)	n/m	(1)
-300 bp	n/m	(1)	n/m	(1)	n/m (1)	n/m (1)	n/m	(1)

September 30, 2008

Net Portfolio Value

Changes						NPV as % of PV of Assets
In Rates	$ Amount		$ Change		% Change	NPV Ratio	Change

+300 bp	125,069		-25,736		-17%	9.68%	-132	bp
+200 bp	133,559		-17,246		-11%	10.15%	-85	bp
+100 bp	143,572		-7,233		-5%	10.69%	-31	bp
0 bp	150,805					11.01%
-100 bp	149,158		-1,647		-1%	10.70%	-30	bp
-200 bp	n/m	(1)	n/m	(1)	n/m (1)	n/m (1)	n/m	(1)
-300 bp	n/m	(1)	n/m	(1)	n/m (1)	n/m (1)	n/m	(1)

n/m(1) - not meaningful because certain market interest rates would be below zero at that level of rate shock.

The analysis at September 30, 2009 indicates that there have been no material changes in market interest rates for Mutual’s interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company’s annual report on Form 10-K for the period ended December 31, 2008. A reduction in the interest rate risk exposure of Mutual was primarily due to the current structure of the balance sheet aided by the acquisition of MFB Corp. and the continuous sale of originated long term fixed-rate loans.

ITEM - 4 Controls and Procedures.

(a)
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(c) under the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

The following risk factor represents changes and additions to, and should be read in conjunction with “Item 1A. Risk Factors” contained in the Annual Report on Form 10-K for the year ended December 31, 2008.

Unexpected losses in future reporting periods may require us to establish a valuation allowance against our deferred tax assets.

We evaluate our deferred tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our future projected operating performance and our actual results. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. Future adjustments to the deferred tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carry back or carry forward periods under applicable tax laws. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in the near term if estimates of future taxable income during the carry forward period are reduced. Such a charge could have a material adverse effect on our results of operations, financial condition, and capital position.

Item 2.	Registered sales of Equity Securities and use of Proceeds

On August 13, 2008 the Company’s Board of Directors authorized management to repurchase an additional 5% of the Company’s outstanding stock, or approximately 350,000 shares. Information on the shares purchased during the third quarter of 2009 is as follows.

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price	As Part of Publicly	Be Purchased
	Shares Purchased	Per Share	Announced Plan	Under the Plan
				330,000	(1)
July 1, 2009 - July 31, 2009	-	-	-	330,000
August 1, 2009 - August 31, 2009	-	-	-	330,000
September 1, 2009 - September 30, 2009	-	-	-	330,000

	-	-	-

(1) Amount represents the number of shares available to be repurchased under the plan as of June 30, 2009
Note: Repurchases of stock must be approved by the Treasury while the Company participates in TARP. No such approval was sought during the period.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
Index to Exhibits
Number	Description

31.1	Rule 13a – 14(a) Certification – Chief Executive Officer

31.2	Rule 13a – 14(a) Certification – Chief Financial Officer

32	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MutualFirstFinancial, Inc.

Date: November 13, 2009	By: /s/ David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: November 13, 2009	By: /s/ Timothy J. McArdle
Timothy J. McArdle
Senior Vice President and Treasurer