Form 10-K
period 2009-12-31
MUTUALFIRST FINANCIAL INC
filed 2010-03-18
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ___________________  to  ___________________

Commission File Number 000-27905

MutualFirst Financial, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	35-2085640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 E. Charles Street, Muncie, Indiana	47305-2419
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (765) 747-2800

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq Global Market

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES   ☐   NO   ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES   ☐   NO   ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☐     NO  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐    NO ☒

The aggregate market value of the voting and non-voting  common equity held by non-affiliates, computed by reference to the last sale price of such stock on the Nasdaq Global Market as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $48.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.  As of March 15, 2010, there were 6,984,754 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K—Portions of registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders.

Item 1.   Business

General

MutualFirst Financial, Inc., a Maryland corporation (“MutualFirst” or the “Company”), is the holding company of its wholly-owned subsidiary MutualBank, a federal savings bank (“MutualBank” or the “Bank”).  MutualFirst Financial was formed in September 1999 to become the holding company of MutualBank in connection with MutualBank’s conversion from the mutual to stock form of organization on December 29, 1999.  The words “we,” “our” and “us” in this Form 10-K refer to MutualFirst and MutualBank on a consolidated basis, unless indicated otherwise herein.

At December 31, 2009, we had total assets of $1.4 billion, deposits of $1.0 billion and stockholders’ equity of $129.7 million.  Our executive offices are located at 110 E. Charles Street, Muncie, Indiana 47305-2400, and our common stock is traded on the Nasdaq Global Market under the symbol “MFSF.”

Substantially all of MutualFirst’s business is conducted through MutualBank, which is a federal savings bank subject to extensive regulation by the Office of Thrift Supervision (“OTS”). MutualBank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). MutualBank has 33 retail financial centers, spanning nine Indiana counties and is the 10th largest depository institution headquartered in Indiana. MutualBank also has trust offices in Carmel and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan.

Our principal business consists of attracting retail deposits from the general public, including some brokered deposits, and investing those funds primarily in loans secured by first mortgages on owner-occupied, one- to four-family residences, a variety of consumer loans, loans secured by commercial and multi-family real estate and commercial business loans.  Funds not invested in loans generally are invested in investment securities, including mortgage-backed and mortgage-related securities.  MutualWealth is the wealth management division of the bank providing a variety of fee-based financial services, including trust, investment, insurance, broker advisory, retirement plan and private banking services, in the Bank’s market area.  As of December 31, 2009, MutualWealth managed assets of $313.3 million.

Our profitability depends primarily on net interest income, which is the difference between interest and dividend income on interest-earning assets, and interest expense on interest-bearing liabilities.  Interest-earning assets include principally loans, investment securities, including mortgage-backed and related securities and interest-earning deposits in other institutions.  Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing.  Our profitability is also dependent on the level of noninterest income, provision for loan losses, noninterest expense and income taxes.  Our operations and profitability are subject to changes in interest rates, applicable statutes and regulations, and general economic conditions, as well as other factors beyond our control.  The Company continues to reduce the impact of interest rate changes on its net interest income by shortening the term of its interest-earning assets to better match the terms of our interest-bearing liabilities and by selling long-term fixed rate loans.  See “Quantitavie and Qualitative Disclosures About Market Risk – Asset and Liability Management and Market Risk” in Item A.

During 2008 and 2009, market and economic trends in our industry and in Indiana have declined resulting in increased delinquencies and foreclosures.  A number of federal legislative and regulatory initiatives have been enacted to address these conditions.  See “Asset Quality” and “How We Are Regulated” in Item 1, “Risk Factors” in Item 1A and the “Management’s Discussion and Analysis” in Item 7.

On July 18, 2008, the Company acquired MFB Corp and its banking subsidiary, MFB Financial, in a merger transaction involving the issuance of 2.9 million shares of common stock and payment of $11.5 million in cash to former stockholders of MFB Corp.  The Company obtained $167.9 million in residential mortgage loans, $48.5 million in consumer loans, $91.6 million in commercial real estate loans and $75.5 million in commercial business loans and assumed $331.1 million in deposits and $96.4 million in borrowings in the acquisition of MFB Corp.

On December 23, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company (i) sold 32,382 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) for a purchase price of $32,382,000 in cash and (ii) issued a warrant (the “Warrant”) to purchase 625,135 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for a per share price of $7.77 per share.  The Series A Preferred Stock is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Series A Preferred Stock may be redeemed by the Company at any time, subject to consultation by the Treasury with the Office of Thrift Supervision (“OTS”).  The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $7.77 per share of the Common Stock.  If the Series A Preferred Stock is redeemed, the Warrant will be liquidated at the current market price.  Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant that it holds.

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

The Company placed $29.1 million of its TARP proceeds in the Bank and retained the remaining $3.2 million as working capital.  The Bank initially placed approximately $20.0 million of the proceeds in highly rated securities.  Of the $20.0 million, approximately $14.8 million was placed in mortgage securities, $3.2 million in municipal securities and $2.0 million in corporate bonds.  These securities provide liquidity as needed to meet current and future loan demand.  The remaining funds held at the Bank were placed in working capital, which was used to fund loans and meet the cash needs of MutualBank.  During 2009, the TARP proceeds have provided the Bank with a continued ability to lend to businesses and individuals along with the ability to purchase agency mortgage backed securities.

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

Market Area

We are a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Muncie, Indiana and we offer our financial services through 33 full service retail financial center offices in Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties. MutualBank also has trust offices in Carmel and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. We also originate mortgage loans in the counties contiguous to these counties, and we have historically originated indirect consumer loans throughout Indiana. See “Lending Activities — Consumer and Other Lending.”

Lending Activities

General.  Our loans carry either a fixed- or an adjustable-rate of interest.  At December 31, 2009 our net loan portfolio totaled $1.1 billion, which constituted 75.7% of our total assets.

Loans up to $600,000 may be approved by certain individual loan officers.  Loans in excess of $600,000, but not in excess of $1.2 million, may be approved by the signature of an Executive Loan Committee member and one other loan officer to the total of their combined individual lending authority.  Loans not to exceed $3.0 million, to a borrower whose aggregate debt is not greater than $5.0 million, may be approved by a majority vote of the Executive Loan Committee.  All loans in excess of $3.0 million and loans of any amount to a borrower whose aggregate debt will exceed $5.0 million must be approved by the Board of Directors.  The aggregate limit may be increased or decreased by a specific guidance by the Board for a specific borrower.

At December 31, 2009, the maximum amount that we could lend to any one borrower and the borrower’s related entities was approximately $20.1 million.  As of December 31, 2009, our largest lending relationship to a single borrower or group of related borrowers consisted of fourteen loans totaling a commitment of $8.2 million, with $6.2 million outstanding at year-end. All of the loans in this relationship are secured by real estate and  guaranteed by the principal.  Each of these loans to this group of borrowers was current and performing in accordance with its terms at December 31, 2009.

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2009			2008			2007			2006			2005
	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$471,015	(1)	43.69%	$521,364	(2)	46.11%	$431,018	(3)	53.02%	$433,123	(4)	53.01%	$451,914	(5)	54.00%
Multi-family	2,621		0.24	2,698		0.24	3,929		0.48	5,073		0.62	5,505		0.66
Commercial	257,368		23.88	250,693		22.17	82,116		10.10	73,912		9.05	77,270		9.23
Construction and development	9,817		0.91	12,232		1.08	13,560		1.67	14,451		1.77	22,938		2.74
Total real estate loans	740,821		68.72	786,987		69.60	530,623		65.28	526,559		64.45	557,627		66.63

Other Loans:
Consumer Loans:
Automobile	18,848		1.75	22,715		2.01	22,917		2.82	31,336		3.84	39,802		4.76
Home equity	64,930		6.02	66,460		5.88	27,232		3.35	30,051		3.68	31,962		3.82
Home improvement	42,116		3.91	45,339		4.01	45,156		5.55	38,546		4.72	31,933		3.82
Manufactured housing	689		0.06	727		0.06	992		0.12	1,422		0.17	2,106		0.25
R.V.	81,663		7.58	79,884		7.07	77,805		9.57	71,321		8.73	64,222		7.67
Boat	45,581		4.23	46,928		4.15	47,816		5.88	46,311		5.67	40,631		4.85
Other	5,961		0.55	6,339		0.56	3,593		0.44	3,986		.48	4,305		.51
Total consumer loans	259,788		24.10	268,392		23.74	225,511		27.74	222,973		27.29	214,961		25.68
Commercial business loans	77,384		7.18	75,290		6.66	56,764		6.98	67,476		8.26	64,353		7.69
Total other loans	337,172		31.28	343,682		30.40	282,275		34.72	290,449		35.55	279,314		33.37
Total loans receivable, gross	1,077,993	(1)	100.00%	1,130,669	(2)	100.00%	812,898	(3)	100.00%	817,008	(4)	100.00%	836,941	(5)	100.00%

Less:
Undisbursed portion of loans	2,546			4,372			3,984			5,520			7,724
Deferred loan fees and costs	(3,182)			(3,484)			(3,519)			(3,623)			(3,453)
Allowance for losses	16,414			15,107			8,352			8,156			8,100
Total loans receivable, net	$1,062,215			$1,114,674			$804,081			$806,955			$824,570

(1)	Includes loans held for sale of $2.5 million.
(2)	Includes loans held for sale of $1.5 million.
(3)	Includes loans held for sale of $1.6 million.
(4)	Includes loans held for sale of $1.3 million.
(5)	Includes loans held for sale of $2.0 million.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2009			2008			2007			2006			2005
	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent
	(Dollars in thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$248,485	(1)	23.05%	$261,969	(2)	23.17%	$254,235	(3)	31.28%	$271,405	(4)	33.22%	$305,911	(5)	36.55%
Multi-family	2,339		0.22	2,401		0.21	3,610		0.44	4,488		0.55	4,587		0.55
Commercial	129,297		12.00	115,922		10.25	17,281		2.13	9,408		1.15	9,375		1.12
Construction and development	8,559		0.79	9,724		0.86	10,197		1.25	8,310		1.02	12,690		1.52
Total real estate loans	388,680		36.06	390,016		34.49	285,323		35.10	293,611		35.94	332,563		39.74

Consumer	215,434		19.98	229,326		20.28	198,068		24.37	192,715		23.59	182,784		21.84
Commercial business	40,025		3.71	37,865		3.35	19,842		2.44	27,093		3.32	20,000		2.39
Total fixed-rate loans	644,139		59.75	657,207		58.12	503,233		61.91	513,419		62.85	535,347		63.97

Adjustable-Rate Loans:
Real estate:
One- to four-family	222,530		20.64	259,395		22.94	176,783		21.75	161,718		19.79	146,003		17.44
Multi-family	282		0.03	297		0.03	319		0.04	585		.07	918		0.11
Commercial	128,071		11.88	134,771		11.92	64,835		7.98	64,504		7.90	67,895		8.11
Construction and development	1,258		0.12	2,508		0.22	3,363		0.41	6,141		.75	10,248		1.22
Total real estate loans	352,141		32.67	396,971		35.11	245,300		30.18	232,948		28.51	225,064		26.88

Consumer	44,354		4.11	39,066		3.46	27,443		3.38	30,258		3.70	32,177		3.85
Commercial business	37,359		3.47	37,425		3.31	36,922		4.53	40,383		4.94	44,353		5.30
Total adjustable-rate loans	433,854		40.25	473,462		41.88	309,665		38.09	303,589		37.15	301,594		36.03
Total loans	1,077,993	(1)	100.00%	1,130,669	(2)	100.00%	812,898	(3)	100.00%	817,008	(4)	100.00%	836,941	(5)	100.00%

Less:
Undisbursed portion of loans	2,546			4,372			3,984			5,520			7,724
Deferred loan fees and costs	(3,182)			(3,484)			(3,519)			(3,623)			(3,453)
Allowance for loan losses	16,414			15,107			8,352			8,156			8,100
Total loans receivable, net	$1,062,215			$1,114,674			$804,081			$806,955			$824,570

(1)	Includes loans held for sale of $2.5 million.
(2)	Includes loans held for sale of $1.5 million.
(3)	Includes loans held for sale of $1.6 million.
(4)	Includes loans held for sale of $1.3 million.
(5)	Includes loans held for sale of $2.0 million.

The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2009.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to Four-Family(1)		Multi-family and Commercial		Construction and Development(2)		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Due During Years Ending December 31,
2010(3)	$648	6.56%	$65,297	5.07%	$286	6.63%	$10,506	6.73%	$30,135	4.14%	$106,872	4.98%
2011	717	5.72	17,165	6.10	214	7.63	10,464	7.23	9,332	5.18	37,892	6.19
2012	1,221	6.01	19,548	6.03	166	8.91	13,261	7.37	13,587	5.67	47,783	6.31
2013 and 2014	8,054	5.70	76,629	5.95	431	7.51	30,121	6.79	15,444	6.21	130,679	6.16
2015 to 2016	9,846	5.98	7,648	7.23	19	9.81	17,886	7.37	4,172	6.11	39,571	6.87
2017 to 2031	150,172	5.39	68,794	6.40	1,699	4.81	177,009	6.85	4,714	6.03	402,388	6.21
2032 and following	297,836	5.55	4,908	5.85	7,002	5.13	541	5.97	—	0.00	310,287	5.55
Total	$468,494	5.51%	$259,989	5.90%	$9,817	5.35%	$259,788	6.91%	$77,384	5.17%	$1,075,472	5.92%

(1)   Does not include mortgage loans held for sale.
(2)   Once the construction phase has been completed, these loans will automatically convert to permanent financing.
(3)   Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after December 31, 2010 that have predetermined interest rates is $599.5 million, and the total amount of loans due after such date which have floating or adjustable interest rates is $369.1 million.

One- to Four-Family Residential Real Estate Lending.  We focus our real estate lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in our market areas.  At December 31, 2009, one- to four-family residential mortgage loans totaled $471.0 million, or 43.7% of our gross loan portfolio.

We generally underwrite and document our one- to four-family loans based on the loan applicant’s employment and credit history and the appraised value of the subject property consistent with secondary market standards or other prudent underwriting guidelines.  Generally, we lend up to 95% of the lesser of the appraised value or purchase price for one- to four-family residential loans.  For loans with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure to below 80%.  Properties securing our one- to four-family loans are appraised by independent state licensed fee appraisers approved by the Bank’s Board of Directors.  We require borrowers to obtain title insurance in the amount of their mortgage.  Hazard insurance and flood insurance, if necessary, are required in an amount of the lesser of the value of the property improvements or our mortgage amount.

We originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates.  Our pricing strategy for mortgage loans includes setting interest rates that are competitive with the secondary market and other local financial institutions and are consistent with our internal needs.  Adjustable-rate mortgage or ARM loans are offered with a one-year, three-year, five-year, seven-year or ten-year term to the initial repricing date.  After the initial period, the interest rate for each ARM loan adjusts annually for the remainder of the term of the loan.  We use the weekly average of the one-year Treasury Bill Constant Maturity Index to reprice our ARM loans.  During fiscal 2009, we originated $31.5 million of one- to four-family ARM loans and $218.5 million of one- to four-family fixed-rate mortgage loans.  By way of comparison, during fiscal 2008, we originated $33.1 million of one- to four-family ARM loans and $78.0 million of one- to four-family fixed-rate mortgage loans.

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

In order to remain competitive in our market areas, we sometimes originate ARM loans at initial rates below the fully indexed rate.  ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default.  Our payment history for ARM loans has not been substantially different from fixed rate loans.  See “Asset Quality — Non-performing Assets” and “— Classified Assets.”  At December 31, 2009, our one- to four-family ARM loan portfolio totaled $222.5 million, or 20.6% of our gross loan portfolio.  At that date, the fixed-rate one- to four-family mortgage loan portfolio totaled $248.5 million, or 23.1% of our gross loan portfolio.

Multi-family and Commercial Real Estate Lending.  We offer a variety of multi-family and commercial real estate loans for acquisition, renovation or construction.  These loans are secured by the real estate and improvements financed.  The collateral securing these loans ranges from industrial and commercial buildings to churches, office buildings and multi-family housing complexes.  At December 31, 2009, multi-family and commercial real estate loans totaled $260.0 million, or 24.1% of our gross loan portfolio.

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

Construction and Development Lending. We originate construction loans primarily secured by existing residential building lots. We make construction loans to builders and to individuals for the construction of their residences. Substantially all of these loans are secured by properties located within our market area. At December 31, 2009, we had $9.8 million in construction and development loans outstanding, representing 0.9% of our gross loan portfolio.

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

Consumer and Other Lending.  Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than one- to four-family residential mortgage loans.  In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our customer base by increasing the number of customer relationships and providing cross-marketing opportunities.  At December 31, 2009, our consumer loan portfolio totaled $259.8 million, or 24.1% of our gross loan portfolio. We offer a variety of secured consumer loans, including home equity and lines of credit, home improvement, auto, boat and recreational vehicle loans, and loans secured by savings deposits.  We also offer a limited amount of credit card and unsecured loans.  We originate our consumer loans both in our market area and throughout Indiana with some customers residing in contiguous states through our indirect lending program.

At December 31, 2009, our home equity loans, including lines of credit and home improvement loans, totaled $107.0 million, or 9.9% of our gross loan portfolio.  These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan.  The term to maturity on our home equity and home improvement loans may be up to 15 years.  Most home equity lines of credit have a maximum term to maturity of 20 years and require a minimum monthly payment based on the outstanding loan balance per month, which amount may be reborrowed at any time.  A limited number of home equity lines of credit are approved with monthly payments of accrued interest only.  Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

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

At December 31, 2009, auto loans totaled $18.8 million, or 1.8% of our gross loan portfolio.  Auto loans may be written for up to six years and usually have a fixed rate of interest.  Loan-to-value ratios are up to 100% of the MSRP or 120% of invoice for new autos and 110% of value on used cars, based on valuation from official used car guides.

Loans for boats and recreational vehicles totaled $127.2 million at December 31, 2009, or 11.8% of our gross loan portfolio.  At December 31, 2009, we decided to suspend originations of boat and recreational vehicle loans from indirect sources.

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

Commercial Business Lending.  At December 31, 2009, commercial business loans totaled $77.4 million, or 7.2% of our gross loan portfolio. Most of our commercial business loans have been extended to finance businesses in our market area.  Credit accommodations extended include lines of credit for working capital needs, term loans to purchase capital goods and real estate, development lending to foster residential, business and community growth and agricultural lending for inventory and equipment financing.

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

Loan Originations, Purchases, Sales and Repayments

We originate loans through referrals from real estate brokers and builders, our marketing efforts, and our existing and walk-in customers. Historically, we have originated many of our consumer loans through relationships with dealerships. While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans depends upon customer demand for loans in our market areas. Demand is affected by local competition and the interest rate environment. During the last several years, due to low market rates of interest, our dollar volume of fixed-rate, one- to four-family loans has exceeded the dollar volume of the same type of adjustable-rate loans. As part of our interest rate risk management efforts, we have from time to time sold our fixed rate, one- to four-family residential loans. We have also purchased adjustable rate one- to four-family residential and commercial real estate loans.

In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of loans may be substantially reduced or restricted, with a resultant decrease in interest income.

The following table shows our loan origination, purchase, sale and repayment activities for the years indicated.

	Year Ended December 31,
	2009	2008		2007
	(Dollars in thousands)

Originations by type:
Adjustable rate:
Real estate - one- to four-family	$31,542	$33,083		$28,275
- multi-family	56	1,323		—
- commercial	7,713	7,132		11,557
- construction or development	1,138	5,617		4,894
Non-real estate - consumer	317	43		56
- commercial business	1,322	2,061		2,026
Total adjustable-rate	42,088	49,259		46,808
Fixed rate:
Real estate - one- to four-family	218,546	78,040		58,338
- multi-family	1,444	2,052		—
- commercial	16,536	12,737		2,171
- construction or development	7,382	9,171		11,687
Non-real estate - consumer	39,745	42,465		44,423
- commercial business	9,447	5,409		3,153
Total fixed-rate	293,100	149,874		119,772
Total loans originated	335,188	199,133		166,580

Purchases:(1)
Real estate - one- to four-family	—	213,441		16,058
- commercial	—	93,479		—
- construction or development	—	1,770		—
Non-real estate - consumer	—	9,677		—
- commercial business	—	75,496		—
Total loans purchased	—	393,863	(2)	16,058

Sales and Repayments:
Sales:
Real estate - one- to four-family	160,019	92,914		24,113
Total loans sold	160,019	92,914		24,113
Principal repayments	231,254	179,187		162,159
Total reductions	391,273	272,101		186,272
Increase (decrease) in other items, net	2,409	(3,124)		(476)
Net increase (decreases)	$(53,676)	$317,771		$(4,110)

(1)	Does not include market value adjustment for loans related to acquisitions of branches from other financial institutions.
(2)	Includes $385.3 million of loans acquired as part of the Company’s acquisition of MFB.

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

Commercial loan relationships exceeding $250,000 are reviewed on a regular basis by the commercial credit department.  Larger relationships are monitored through a system of internal and external loan review.  All relationships that are deemed to warrant special attention are monitored at least quarterly.  Individual commercial officers maintain communication with borrowers and recommend action plans to a Loan Quality Review committee which meets monthly to discuss credits graded Special Mention or worse.  The Asset Classification committee meets quarterly and establishes specific reserves for losses on relationships that are deemed to be under-collateralized and at risk of continued non-payment.  Collection and loss mitigation efforts are a cooperative effort between the Commercial Loan Department and the Risk Management Division.

Delinquent Loans.  The following table sets forth, as of December 31, 2009, our loans delinquent for 60 to 89 days by type, number, amount and percentage of type.

	Loans Delinquent For:
	60-89 Days
	Number	Amount	Percent of Loan Category
	(Dollars in thousands)

Real Estate:
One- to four-family	58	$4,411	0.94%
Multi-family	—	—	—
Commercial	6	667	0.26
Construction and development	3	729	7.43
Consumer	116	1,992	0.77
Commercial business	2	111	0.14

Total	185	$7,910	0.74%

As of December 31, 2008, our total loans delinquent for 60 to 89 days was $9.1 million or .81% of total loans.

Non-performing Assets.  The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.  Generally, loans are placed on non-accrual status when the loan becomes more than 90 days delinquent or when collection of interest becomes doubtful.  Foreclosed assets owned include assets acquired in settlement of loans.

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accruing loans:
One- to four-family	$14,617	$7,917	$2,997	$2,762	$2,967
Multi-family	—	—	—	—	—
Commercial real estate	8,986	7,723	2,656	356	569
Construction and development	—	—	—	—	—
Consumer	3,610	1,851	1,294	983	628
Commercial business	1,873	2,507	2,002	1,468	1,257
Total	29,086	19,998	8,949	5,569	5,421

Accruing loans delinquent 90 days or more:
One- to four-family	1,861	1,284	—	—	67
Multi-family	—	—	—	—	—
Commercial real estate	—	189	1,421	—	1,858
Construction and development	—	—	—	—	—
Consumer	73	—	—	—	35
Commercial business	—	—	—	—	—
Total	1,934	1,473	1,421	—	1,960
Total nonperforming loans	31,020	21,471	10,370	5,569	7,381

Restructured loans	1,563	293	107	111	116

Foreclosed assets:
One- to four-family	3,483	1,786	927	947	912
Multi-family	—	—	—	—	—
Commercial real estate	1,941	1,193	437	326	595
Construction and development	—	—	—	—	—
Consumer	1,927	1,861	1,137	1,322	978
Commercial business	—	—	—	—	—
Total	7,351	4,840	2,501	2,595	2,485

Non-performing investments	100	—	—	—	—

Total non-performing assets	$40,034	$26,604	$12,978	$8,275	$9,982
Total as a percentage of total assets	2.86%	1.92%	1.35%	0.86%	1.03%
The majority of the increase in 2009 in non-performing assets is a result of consumer real estate and other consumer loans increasing in delinquency.  Commercial loan delinquency has remained mainly flat between December 31, 2008 and December 31, 2009.

For the year ended December 31, 2009, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.8 million.  The amount included in interest income on these loans for the year ended December 31, 2009, was $827,000.

At December 31, 2009, foreclosed commercial real estate consisted of seven commercial buildings, one in Delaware County, three in Grant County, one in Elkhart County, one in St. Joseph County and one in Florida, all of which are currently being offered for sale.  In addition, forty-one residential properties with a book value of $3.5 million remain as foreclosed assets at December 31, 2009. These properties are being offered for sale.  Non-accruing one- to four-family loans increased to $14.6 million at December 31, 2009.  Non-accruing commercial real estate loans increased from $7.7 million at December 31, 2008, to $9.0 million at December 31, 2009. At the same time, non-accrual commercial business loans decreased from $2.5 million to $1.9 million. The increases in non-performing assets are primarily a result of the current economic slowdown.  Management continues to monitor these loans aggressively and it is management’s opinion that the non-accruing loans are sufficiently reserved as of December 31, 2009.

Other Loans of Concern.  In addition to the non-performing assets set forth in the table above, as of December 31, 2009, there was an aggregate of $28.8 million in loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the abilities of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.  Due to current economic conditions, we have seen an increase in the amount of these loans during 2009.  These loans have been considered in management’s determination of the adequacy of our allowance for loan losses.  Management reviews each of these relationships at least quarterly to determine if further downgrades and specific loan reserves are prudent.

Included in the $28.8 million above are 20 commercial business loans totaling $6.9 million, 35 commercial real estate loans totaling $15.7 million and 48 residential mortgage loans totaling $4.5 million. Loans of $2.1 million had specific loan loss reserves established and the majority of these loans were current as of December 31, 2009.

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

In connection with the filing of the Bank’s periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management’s review, at December 31, 2009, we had classified $68.1 million of the Bank’s assets as substandard, $2.2 million as doubtful and $2.8 million as loss. Loans classified as loss are fully reserved but not charged off, because there are certain indications that collection is still possible.  The total amount classified represented 56.32% of our stockholders’ equity and 5.22% of our assets at December 31, 2009, compared to 26.20% and 2.46%, respectively, at December 31, 2008.

Provision for Loan Losses.  We recorded a provision for loan losses during the year ended December 31, 2009 of $6.5 million, compared to $7.0 million for the year ended December 31, 2008 and $2.2 million for the year ended December 31, 2007.  The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “— Allowance for Loan Losses.”

Allowance for Loan Losses.  We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated losses inherent in the loan portfolio.  Our methodology for assessing the appropriateness of the allowance consists of several key elements, including the general allowance and specific allowances for identified problem loans and portfolio segments.  In addition, the allowance incorporates the results of measuring impaired loans as provided in FASB ASC 310, Receivables.  These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

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

The appropriateness of the allowance is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan.  Senior management reviews these conditions quarterly in discussions with our senior credit officers.  To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment.  Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the loss related to this condition is reflected in the general allowance for loan losses.  The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

The allowance for loan losses is based on estimates of losses inherent in the loan portfolio.  Actual losses can vary significantly from the estimated amounts.  Our methodology as described permits adjustments to any loss factor used in the computation of the general allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors.  By assessing the probable incurred losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.  Due to the loss of numerous manufacturing jobs in the communities we serve during recent years, including 2009, and the increase in higher risk loans, like consumer and commercial loans, as a percentage of total loans, management has concluded that our allowance for loan losses should be greater than historical loss experience and specifically identified losses would otherwise indicate.

At December 31, 2009, our allowance for loan losses was $16.4 million, or 1.53% of the total loan portfolio, and approximately 50.4% of total non-performing loans.  Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that are susceptible to significant change.  In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of period	$15,107	$8,352	$8,156	$8,100	$6,867

Charge-offs:
One- to four-family	1,728	480	645	526	303
Multi-family	—	—	—	—	—
Commercial real estate	1,291	1,548	44	102	6
Construction and development	—	—	—	—	—
Consumer	3,154	2,174	1,731	1,288	1,276
Commercial business	83	230	303	387	954
	6,256	4,432	2,723	2,303	2,539

Recoveries:
One- to four-family	110	42	121	81	22
Multi-family	—	—	—	—	—
Commercial real estate	184	558	—	—	120
Construction and development	—	—	—	—	—
Consumer	767	556	357	199	194
Commercial business	2	57	201	11	15
	1,063	1,213	679	291	351

Net charge-offs	5,193	3,219	2,044	2,012	2,188
Amount acquired in acquisitions	—	2,954	—	—	1,646
Provisions charged to operations	6,500	7,020	2,240	2,068	1,775
Balance at end of period	$16,414	$15,107	$8,352	$8,156	$8,100

Ratio of net charge-offs during the period to average loans outstanding during the period	0.47%	0.34%	0.25%	0.24%	0.29%

Allowance as a percentage of non-performing loans	50.38%	69.41%	79.72%	143.59%	109.74%

Allowance as a percentage of total loans (end of period)	1.53%	1.34%	1.03%	1.00%	0.98%

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	December 31,
	2009				2008				2007				2006				2005
	Amount of Loan Loss Allowance	Loan Amounts by Category		Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category		Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category		Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category		Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category		Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family	$2,359	$471,015	(1)	43.69%	$1,997	521,364	(2)	46.11%	$1,200	431,018	(3)	53.02%	$1,219	$433,123	(4)	53.01%	$1,267	451,914	(5)	54.00%
Multi-family	17	2,621		0.24	73	2,698		.24	20	3,929		0.48	61	5,073		0.62	68	5,505		.66
Commercial real estate	7,555	257,368		23.88	6,869	250,693		22.17	2,158	82,116		10.10	2,000	73,912		9.05	2,039	77,270		9.23
Construction or development	10	9,817		0.91	12	12,232		1.08	14	13,560		1.67	72	14,451		1.77	115	22,938		2.74
Consumer	4,052	259,788		24.10	3,990	268,392		23.74	3,885	225,511		27.74	3,801	222,973		27.29	3,605	214,961		25.68
Commercial business	2,421	77,384		7.18	2,166	75,290		6.66	1,075	56,764		6.99	1,003	67,476		8.26	1,006	64,353		7.69
Unallocated	—	—			—	—		—	—	—		—	—	—		—	—	—		—
Total	$16,414	$1,077,993		100.00%	$15,107	$1,130,669		100.00%	$8,352	$812,898		100.00%	$8,156	$817,008		100.00%	$8,100	$836,941		100.00%

(1)	Includes loans held for sale of $2.5 million.
(2)	Includes loans held for sale of $1.5 million.
(3)	Includes loans held for sale of $1.6 million.
(4)	Includes loans held for sale of $1.3 million.
(5)	Includes loans held for sale of $2.0 million.

Investment Activities

MutualBank may invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds.  Subject to various restrictions, it also may invest in investment grade commercial paper and corporate debt securities and mutual funds the assets of which conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.  See “How We Are Regulated – MutualBank” for a discussion of additional restrictions on our investment activities.

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

The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.  See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Form 10-K.

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

In the past, we also have maintained a trading portfolio of U.S. Government securities.  We are permitted by the board of directors to have a portfolio of up to $5.0 million and to trade up to $2.0 million in these securities at any one time.  At December 31, 2009, however, we did not have a trading portfolio. See Note 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

In 2007, MutualBank transferred the management of a portion of its securities portfolio to its wholly owned subsidiary, Mutual Federal Investment Company.  Mutual Federal Investment Company, a Nevada corporation, holds, services, manages and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to Mutual Federal Investment Company.  Mutual Federal Investment Company’s investment policy, for the most part, mirrors that of the Bank.  At December 31, 2009, MutualBank had $139.1 million in consolidated investment securities.  The portfolio is comprised of $130.9 million in investments available for sale and $8.1 in investments held to maturity.  Mutual Federal Investment Company managed $118.4 million of the total available for sale portfolio.

MutualBank evaluates all securities for other-than-temporary impairment (“OTTI”) on a quarterly basis.  During the year ending December 31, 2009, the Bank determined that several securities met the definition of OTTI.  The first security was a Lehman’s corporate bond that was written down $200,000.  Four securities were pooled trust preferred securities that had a total write-down of $1.8 million.  Seven securities were private label mortgage backed securities that were written down $548,000.  Impairment on these securities was determined after analyzing the underlying collateral and determining the amount of additional losses needed in the individual pools to create a shortfall in interest or principal payments.  All trust preferred securities were priced using a discounted cash flow analysis as of December 31, 2009.

Pooled Trust Preferred Securities. MutualFirst Financial has a current par balance in pooled trust preferred securities of $7.2 million, which was originally $10.3 million prior to other than temporary impairment write-downs in 2008 and 2009.  These securities have been written down through other comprehensive income to a book balance of $2.4 million.  The following table provides additional information related to the Bank’s investment in trust preferred securities as of December 31, 2009:

		Original	Book	Fair	Unrealized	Realized Losses		Lowest
Deal	Class	Par	Value	Value	Loss	2009	2008	Rating
	(Dollars in thousands)
Alesco Preferred Funding IX	A2A	$1,000	$893	$431	$(462)	$-	$-	BB
Alesco Preferred Funding XVII	C1	1,000	100	2	(98)	(900)	-	Ca
Preferred Term Securities XIII	B1	1,000	823	298	(525)	(177)	-	Ca
Preferred Term Securities XVIII	C	1,000	965	252	(713)	-	-	Ca
Preferred Term Securities XXVII	C1	1,000	1,004	189	(815)	-	-	Ca
U.S. Capital Funding I	B1	3,000	2,891	995	(1,896)	(109)	-	CC
U.S. Capital Funding III	B1	1,000	500	268	(232)	-	(500)	Caa1
U.S. Capital Funding V	B1	1,300	45	1	(44)	(605)	(650)	CC

Total		$10,300	$7,221	$2,436	$(4,785)	$(1,791)	$(1,150)

The OTTI taken on trust preferred securities in 2009 was the result of significant deterioration in the performance of the underlying collateral.  The deterioration was the result of increased defaults and deferrals of dividend payments in the current year, creating credit impairment along with weakening financial performance of performing collateral, increasing the risk of future deferrals of dividends and defaults.

The Bank’s trust preferred securities valuation was prepared by an independent third party.  Their approach to determining fair value involved several steps including:

•	Detailed credit and structural evaluation of each piece of collateral in the trust preferred securities;
•	Collateral performance projections for each piece of collateral in the trust preferred security;
•	Terms of the trust preferred structure, as laid out in the indenture; and
•	Discounted cash flow modeling.

MutualFirst Financial uses market-based yield indicators as a baseline for determining appropriate discount rates, and then adjusts the resulting discount rates on the basis of its credit and structural analysis of specific trust preferred securities.  The primary focus is on the returns a fixed income investor would require in order to allocate capital on a risk adjusted basis.  There is currently no active market for pooled trust preferred securities; however, the Company looks principally to market yields for stand-alone trust preferred securities issued by banks, thrifts and insurance companies for which there is an active and liquid market.  The next step is to make a series of adjustments to reflect the differences that exist between these products (both credit and structural) and, most importantly, to reflect idiosyncratic credit performance differences (both actual and projected) between these products and the underlying collateral in the specific trust preferred security.  Importantly, as part of the analysis described above, MutualFirst considers the fact that structured instruments frequently exhibit leverage not present in stand-alone instruments, and make adjustments as necessary to reflect this additional risk.

The default and recovery probabilities for each piece of collateral were formed based on the evaluation of the collateral credit and a review of historical industry default data and current/near-term operating conditions.  For collateral that has already defaulted, the Company assumed no recovery.  For collateral that was in deferral, the Company assumed a recovery of 10% of par for banks, thrifts or other depository institutions, and 15% of par for insurance companies.  Although the Company conservatively assumed that the majority of the deferring collateral continues to defer and eventually defaults, we also recognize there is a possibility that some deferring collateral may become current at some point in the future.

Private Label Mortgage Backed Securities.  In 2008, the Company redeemed two mutual funds and received cash and underlying securities in the mutual fund as payment.  These held to maturity securities had a par value of $10.1 million and a book value of $7.6 million.  The securities received were agency and private label mortgage backed securities.  The agency MBS have a par value of $2.9 million and a book value of $2.7 million.  The private labeled MBS have a par value of $7.2 million and a book value of $4.9 million.  In 2009, the private label MBS had other than temporary impairment of $548,000.  An independent analysis was performed on several MBS that met certain criteria to determine if OTTI was present.  The average book value of the private label securities is $51,000.    All of these securities are monitored on a quarterly basis by management.

Other information about the private label mortgage backed securities received in the redemption in-kind transaction include:
•	The securities have vintage years between 1993 and 2007, with the majority being between 2002 and 2007.
•	The securities include sub-prime, Alt-A, and home equity loans.
•	Investment grade securities total $1.6 million in book value and $3.3 million in book value are below investment grade.

Investment in Limited Partnerships.  MutualBank has investments in eight separate Indiana limited partnerships that were organized to construct, own and operate two multi-unit apartment complexes in the Indianapolis area, one in Findley, Ohio, two in Goshen, Indiana, one in Elkhart, Indiana, and two in Niles, Michigan (the Pedcor Projects).  The general partner in each of these Pedcor Projects is Pedcor Investments.  All of the Pedcor Projects are operated as multi-family, low and moderate-income housing projects, and have been performing as planned for several years.  At the inception of the Findley, Ohio Pedcor Project in February 1998, we invested $2.1 million and committed to invest an additional $1.9 million.  As of December 31, 2009, $226,000 of this commitment remained payable over the next year.

A low and moderate-income housing project qualifies for certain federal income tax credits if (1) it is a residential rental property, (2) the units are used on a non-transient basis, and (3) at least 20% of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% or less of the area median gross income. Qualified low-income housing projects generally must comply with these and other rules for 15 years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitation for use as a general business credit, but no basis reduction is required for any portion of the tax credit claimed. As of December 31, 2009, at least 83% of the units in the Pedcor Projects were occupied, and all of the tenants met the income test required for the tax credits.

We received tax credits totaling $874,000 for the year ended December 31, 2009, $1.2 million for the year ended December 31, 2008 and $811,000 for the year ended December 31, 2007 from the Pedcor Projects. The Pedcor Projects have incurred operating losses in the early years of their operations primarily due to accelerated depreciation of assets.  We have accounted for our investment in the Pedcor Projects on the equity method.  Accordingly, we have recorded our share of these losses as reductions to MutualBank’s investment in the Pedcor Projects.

The following summarizes MutualBank’s equity in the Pedcor Projects’ losses and tax credits recognized in our consolidated financial statements.

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Investments in Pedcor low income housing projects	$4,161	$4,561	$3,246

Equity in income (losses), net of income tax effect	$71	$(104)	$(66)
Tax credit	874	1,214	811
Increase in after-tax income from Pedcor Investments	$945	$1,110	$745

See Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information regarding our limited partnership investments.

The following table sets forth the composition of our investment and mortgage-related securities portfolio and other investments at the dates indicated.  As of December 31, 2009, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Investment securities available-for-sale:
Mutual funds	$1,685	$1,643	$1,635	$1,497	$16,382	$15,914
Government sponsored entities	158	157	570	572	608	605
Mortgage-backed securities	29,175	29,890	14,771	15,163	2,310	2,352
Collateralized mortgage obligations	85,726	87,029	43,821	43,639	8,327	8,322
Corporate obligations	7,321	2,539	18,797	15,527	16,655	16,399
Municipal obligations	9,313	9,656	857	857	—	—
Total investment securities held for sale	133,378	130,914	80,451	77,255	44,282	43,592

Investment securities held to maturity:
Mortgage-backed securities	4,619	3,275	5,498	4,983	—	—
Collateralized mortgage obligations	3,028	2,554	4,178	3,545	—	—
Government sponsored entities	500	504	—	—	—	—
Total investment securities held to maturity	8,147	6,333	9,676	8,528	—	—

Investment in limited partnerships	4,161	N/A	4,561	N/A	3,246	N/A
Investment in insurance company	—	N/A	590	N/A	590	N/A
Federal Home Loan Bank stock	18,632	N/A	18,632	N/A	10,037	N/A

Total investments	$164,318	$137,247	$113,910	$85,783	$58,155	$43,592

The following table indicates, as of December 31, 2009, the composition and maturities of our investment securities, excluding Federal Home Loan Bank stock.

	Due in
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in thousands)

Available-for-sale:
Corporate obligations	$100	$—	$—	$7,221	$7,321	$2,539
Government sponsored entities	87	10	2,626	6,748	9,471	9,813
Mutual funds	1,685	—	—	—	1,685	1,643
Mortgage-backed securities:
Freddie Mac	—	52	753	47,327	48,132	49,418
Fannie Mae	—	806	36	20,382	21,224	22,097
Ginnie Mae	—	—	—	33,867	33,867	33,939
Other	193	—	7,177	4,308	11,678	11,465
	$2,065	$868	$10,592	$119,853	$133,378	$130,914

Weighted average yield	4.00%	4.97%	5.52%	4.35%	4.44%

Held-to-maturity:
Government sponsored entities	$—	$500	$—	$—	$500	$504
Mortgage-backed securities:
Freddie Mac	—	—	—	802	802	762
Fannie Mae	—	—	—	2,067	2,067	2,205
Other	—	—	—	4,778	4,778	2,862
	$—	$500	$—	$7,647	$8,147	$6,333

Weighted average yield		2.00%		3.46%	3.46%

Sources of Funds

General.  Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits.  We offer deposit accounts to consumers and businesses having a wide range of interest rates and terms.  Our deposits consist of savings deposit accounts, NOW and demand accounts and certificates of deposit.  We solicit deposits in our market areas.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.  Occasionally we will accept brokered deposits from a broker without paying a fee to that broker.  At December 31, 2009, our brokered deposits totaled $6.9 million, or .7% of total deposits, with an average interest rate of 1.87% and a 1.5 year weighted average maturity.

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

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts.  At December 31, 2009, we were in compliance with these reserve requirements.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	December 31,
	2009		2008			2007
	Amount	Percent of Total	Amount		Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Transactions and Savings Deposits:

Noninterest bearing accounts	$98,025	9.38%	$93,393		9.70%	$47,172	7.08%
Passbook accounts	84,553	8.09	79,111		8.22	50,388	7.56
Interest-bearing NOW and demand accounts	154,431	14.77	156,787		16.29	117,863	17.69
Money market accounts	60,479	5.79	47,584		4.94	22,664	3.40
Total non-certificates	397,488	38.03	376,875		39.16	238,087	35.73

Certificates:

0.00 -1.99%	188,995	18.08	55,064		5.72	8,627	1.29
2.00 -3.99%	355,758	34.04	359,899		37.39	47,500	7.13
4.00 -5.99%	102,894	9.84	170,611		17.73	372,145	55.84
6.00 -7.99%	61	.01	65		0.01	48	0.01
8.00 -9.99%	—	—	—		—	—	—
10.00% and over	—	—	—		—	—	—

Total certificates	647,708	61.97	585,639		60.84	428,320	64.27
Total deposits	$1,045,196	100.00%	$962,514	(1)	100.00%	$666,407	100.00%

(1)	Includes $332.1 million due to MFB acquisition

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2009.

	1.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2010	$67,890	$53,162	$12,163	$—	$133,215	20.57%
June 30, 2010	38,224	53,025	9,948	—	101,197	15.61%
September 30, 2010	42,161	43,011	5,019	—	90,191	13.92%
December 31, 2010	20,743	36,417	1,944	—	59,104	9.13%
March 31, 2011	7,362	15,741	1,305	—	24,408	3.77%
June 30, 2011	1,453	34,402	2,151	—	38,006	5.87%
September 30, 2011	8,149	18,104	2,863	—	29,116	4.50%
December 31, 2011	1,000	22,118	5,746	61	28,925	4.47%
March 31, 2012	—	13,296	8,929	—	22,225	3.43%
June 30, 2012	384	6,101	9,178	—	15,663	2.42%
September 30, 2012	671	1,259	5,463	—	7,393	1.14%
December 31, 2012	958	802	2,563	—	4,323	0.67%
Thereafter	—	58,320	35,622	—	93,942	14.50%
Total	$188,995	$355,758	$102,894	$61	$647,708	100.00%

Percent of total	29.18%	54.92%	15.89%	.01%	100.00%

The following table indicates, as of December 31, 2009, the amount of our certificates of deposit and other deposits by time remaining until maturity.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(Dollars in thousands)

Certificates of deposit less than $100,000	$92,626	$71,066	$100,063	$171,496	$435,251

Certificates of deposit of $100,000 or more	39,720	29,413	48,127	92,005	209,265

Public funds(1)	869	718	1,105	500	3,192

Total certificates of deposit	$133,215	$101,197	$149,295	$264,001	$647,708

(1)	Deposits from governmental and other public entities.

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

We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of certain of our mortgage loans and mortgage-backed securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features.  At December 31, 2009, we had $198.0 million in Federal Home Loan Bank advances outstanding.  Based on current collateral levels we could borrow an additional $82.4 million from the Federal Home Loan Bank at prevailing interest rates.  We believe that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” contained in Item 7 of this Form 10-K.

In order to have access to Federal Home Loan Bank advances, we are required to own stock in the Federal Home Loan Bank of Indianapolis.  At December 31, 2009, we had $18,632,000 in that stock.  We continue to monitor the activities of the Federal Home Loan Bank of Indianapolis and believe they have the ability to meet our borrowing needs during this difficult economic environment.

We also have a term note with a balance of $10.0 million from First Tennessee Bank, N.A. as of December 31, 2009. See Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

We also are authorized to borrow from the Federal Reserve Bank of Chicago’s “discount window” after we have exhausted other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings.  We have never borrowed from our Federal Reserve Bank.

The Company acquired $5.0 million of issuer trust preferred securities as part of the acquisition of MFB.  The net balance of the note as of December 31, 2009 was $3.9 million due to the purchase accounting adjustment from the acquisition.  The securities mature 30 years from the date of issuance, July 29, 2005.  The securities bear a fixed rate of interest of 6.22% for the first five years, resetting quarterly thereafter at the prevailing three-month LIBOR rate plus 170 basis points.  In December 2009, the Company entered into a cash flow hedge with FTN Financial to fix the floating portion of the issued trust preferred security at 5.15% for the next five years starting on September 15, 2010.  The Company may redeem the trust preferred securities, in whole or in part, without penalty, on or after September 15, 2010, or earlier upon the occurrence of certain events with the payment of a premium upon redemption.  These securities mature on September 15, 2035.

The following table sets forth, for the years indicated, the maximum month-end balance and average balance of Federal Home Loan Bank advances and other borrowings.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Maximum Balance:
Federal Home Loan Bank advances	$250,566	$300,147	$191,675
Notes payable	231	1,123	1,427
Other borrowings	15,359	15,967	4,311

Average Balance:
Federal Home Loan Bank advances	$221,896	$224,822	$157,309
Notes payable	228	718	1,160
Other borrowings	15,076	7,967	155

The following table sets forth certain information as to our borrowings at the dates indicated.

	December 31,
	2009	2008	2007
	(Dollars in thousands)

Federal Home Loan Bank advances	$197,960	$263,113	$191,675
Notes payable	226	647	1,055
Other borrowings	13,888	15,345	3,908

Total borrowings	$212,074	$279,105	$196,638

Weighted average interest rate of FHLB advances	4.00%	4.27%	4.88%

Weighted average interest rate of notes payable(1)	—	—	—

Weighted average interest rate of other borrowings(2)	5.99%	5.28%	6.48

(1)	Our notes payable are capitalized loans with no current interest expense as of December 31, 2009.
(2)	Our other borrowings are a term loan and subordinate debt as of December 31, 2009.

Subsidiary and Other Activities

As a federal savings bank, MutualBank is permitted by OTS regulations to invest up to 2% of its assets, or $28.0 million at December 31, 2009, in the stock of, or unsecured loans to, service corporation subsidiaries.  MutualBank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes.  Service corporations may engage in activities not permitted for MutualBank and are not required to be controlled by MutualBank.  MutualBank also is authorized to invest an unlimited amount in operating subsidiaries that only may engage in activities authorized for MutualBank and must be controlled by MutualBank.

The Bank's insurance agency subsidiary, Mishawaka Financial Services, Inc., is engaged in the sale, as agent, of life insurance and credit-life and health insurance to the Bank's customers and the general public.

At December 31, 2009, MutualBank had one active subsidiary, Mutual Federal Investment Company, which is an operating subsidiary.  Mutual Federal Investment Company is a Nevada corporation that holds and manages a portion of MutualBank’s investment portfolio.  As of December 31, 2009, the market value of securities managed was $118.4 million.  Mutual Federal Investment Company has one active subsidiary, Mutual Federal REIT, Inc.  Mutual Federal REIT, Inc. is a Maryland corporation holding approximately $91.7 million in one-to four-family mortgage loans.

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

Employees

At December 31, 2009, we had a total of 369 full-time and 67 part-time employees. Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

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

Congress is currently considering significant regulatory reform legislation initially proposed by the Obama administration.  This legislation, if enacted, would have a significant impact on the regulation and operations of financial institutions and their holding companies.  It currently provides for the elimination of the OTS, our primary regulator, and would require the Company to become a bank holding company and be subject to regulatory capital requirements for the first time.  This elimination of OTS may require MutualBank to convert to a national bank or state bank charter.  The legislation also provides for the creation of a new consumer financial protection agency that would issue and enforce consumer protection initiatives governing financial products and services.  The details and impact of this regulatory reform proposal cannot be determined until the proposal is enacted into law.

MutualFirst.  MutualFirst is a unitary savings and loan holding company subject to regulatory oversight by the OTS. MutualFirst is required to register and file reports with the OTS and is subject to regulation and examination by the OTS.  In addition, the OTS has enforcement authority over us and our non-savings institution subsidiaries.

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

The investment and lending authority of federal savings institutions are prescribed by federal laws and regulations, and federal savings institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  In addition, all savings institutions, including MutualBank, are required to maintain qualified thrift lender status to avoid certain restrictions on their operations.  This status is maintained by meeting the OTS qualified thrift lender test, which requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings institution may maintain 60% of its assets in the assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, such assets primarily consist of residential housing related loans and investments.  At December 31, 2009, MutualBank met the test and has met the test since its effectiveness.  If MutualBank loses qualified thrift lender status, it becomes subject to national bank investment and activity limits.

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

MutualBank’s general permissible lending limit for loans extended to one-borrower (including a group of certain related borrowers) is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At December 31, 2009, MutualBank’s lending limit under this restriction was $20.1 million.  MutualBank has no loans in excess of the lending limit.

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

FDIC Regulation and Insurance of Accounts.  The Bank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  Our deposit insurance premiums for the year ended December 31, 2009 were $2.3 million.  Those premiums have increased in recent years due to strains on the FDIC deposit insurance fund due to the cost of large bank failures and the increase in the number of troubled banks.

The Bank is a member of the deposit insurance fund administered by the FDIC.  Deposits are insured up to the applicable limits by the FDIC.  Through December 31, 2013, the basic deposit insurance is $250,000, instead of the $100,000 limit that had been in effect prior to October 2008.  The FDIC also provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts), NOW accounts bearing interest at 0.5% or less, and certain funds swept into noninterest-bearing savings accounts at institutions that opt into this enhanced deposit insurance coverage.  MutualBank opted into this program, which is set to expire on June 30, 2010.  The Bank pays a fee of 10 basis points (annualized) on the balance of each covered account in excess of $250,000 during the period through June 30, 2010.  During 2009, we paid total fees of $14,000 for participating in this program.

The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution based on annualized rates for one of four risk categories applied to its deposits subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the deposit insurance fund. Under the FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV. Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV. Rates increase uniformly by 3 basis points effective January 1, 2011.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed a special assessment of 5 basis points on the amount of each depository institution’s assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009.

As a result of a decline in the reserve ratio (the ratio of the net worth of the deposit insurance fund to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the deposit insurance fund, the FDIC required each insured institution to prepay on December 30, 2009, the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments are measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and are based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on January 13, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely.

The FDIC estimates that the reserve ratio will reach the designated reserve ratio of 1.15% by 2017 as required by statute.

The FDIC also may prohibit any FDIC-insured institution from engaging in any activity that it determines by regulation or order to pose a serious risk to the deposit insurance fund. The FDIC also has the authority to initiate enforcement actions against the Bank and may terminate our deposit insurance if it determines that we have engaged in unsafe or unsound practices or are in an unsafe or unsound condition.

Regulatory Capital Requirements. MutualBank is required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions. The OTS also may impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

The capital standards generally require core capital equal to at least 4.0% of adjusted total assets. Core capital consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2009, MutualBank had core capital equal to $130.3 million, or 9.4% of adjusted total assets, which is $74.8 million above the minimum requirement of 4% in effect on that date.

The OTS also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets.  Total capital consists of core capital, as defined above, and supplementary capital.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.  The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset.  As of December 31, 2009, MutualBank had total risk-based capital of $133.9 million and risk-weighted assets of $1.0 billion; or total capital of 12.8% of risk-weighted assets.  This amount was $50.3 million above the 8% requirement in effect on that date.

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

Generally, for savings institutions such as MutualBank, it is required that before and after the proposed distribution the institution remain well-capitalized.  Savings institutions may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS.  MutualBank may pay dividends in accordance with this general authority.

Savings institutions proposing to make any capital distribution need not submit written notice to the OTS prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution.  Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations must obtain OTS approval prior to making such distribution.  The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.  See “– Regulatory Capital Requirements.”

Our ability to pay dividends on or to repurchase our common stock is subject to limits due to our participation in the TARP Capital Purchase Program.  See “General” and Item 1A.

Federal Taxation

General. We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to us. MutualBank’s federal income tax returns have been closed without audit by the IRS through its year ended December 31, 2005. MutualFirst and MutualBank will file a consolidated federal income tax return for fiscal year 2009.

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

Item1A.              Risk Factors

The following are certain risk factors that could impact our business, financial results and results of operations. Investing in our common stock involves risks, including those described below. These risk factors should be considered by prospective and current investors in our common stock when evaluating the disclosures in this Annual Report on Form 10-K (particularly the forward-looking statements). These risk factors could cause actual results and conditions to differ materially from those projected in forward-looking statements. If any of the events in the following risks actually occur, or if additional risks and uncertainties not presently known to us or that we believe are immaterial do materialize, then our business, financial condition or results of operations could be materially adversely impacted. In addition, the trading price of our common stock could decline due to any of the events described in these risks.

Our financial condition and results of operations are dependent on the economy, particularly in the Bank’s market area. The current economic recession in the market area we serve may continue to impact our earnings adversely and could increase the credit risk of our loan portfolio.

Our primary market area is concentrated in north central and eastern Indiana. Adverse economic conditions in that market area can reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely. Our market area is undergoing a recession, which has resulted in higher levels of loan delinquencies, problem assets and foreclosures, decreased demand for our products and services and a decline in the value of our loan collateral. If this recession continues or becomes more severe, this negative impact on our business, financial condition and earnings may increase.

A continuation of recent turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global financial markets have experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a marked negative impact on the industry. Dramatic declines in the U.S. housing market over the past two years, with falling home prices, increasing foreclosures and increasing unemployment, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions. Notwithstanding the actions of the United States and other governments, these efforts may not succeed in restoring industry, economic or market conditions and may result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including the Company, are numerous and include (i) worsening credit quality, leading among other things to increases in loan losses and reserves, (ii) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values, (iii) capital and liquidity concerns regarding financial institutions generally, (iv) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (v) recessionary conditions that are deeper or last longer than currently anticipated.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes.  If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Our allowance for loan losses was 1.5% of gross loans held for investment and 50.4% of nonperforming loans at December 31, 2009.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than that of management.  If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses.  Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

Our provision for loan losses has increased substantially and additional increases in the provision and loan charge-offs may be required, adversely impacting operations.

For the year ended December 31, 2009, we recorded a provision for loan losses of $6.5 million compared to $7.0 million for the 2008 fiscal year.  We also recorded net loan charge-offs of $5.2 million in 2009, compared to $3.2 million in 2008.  During 2008 and 2009, we have experienced increasing loan delinquencies and credit losses.  As a result, nonperforming loans increased from $21.8 million at the end of 2008 to $32.6 million at the end of 2009.  If the declining trends in the housing, real estate and local business markets continue, we expect increased levels of delinquencies and credit losses to continue, which adversely impacts our financial condition and results of operations.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as real estate owned (“REO”), and at certain other times during the assets holding period. Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s NBV over its fair value. If our valuation process is incorrect, the fair value of our investments in real estate may not be sufficient to recover our NBV in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations. Our bank regulator periodically reviews our REO and may require us to recognize further charge-offs. Any increase in our charge-offs, as required by such regulator, may have a material adverse effect on our financial condition and results of operations.

Other-than-temporary impairment charges in our investment securities portfolio could result in losses and adversely affect our continuing operations.

During the year ended December 31, 2009, we recognized a $5.3 million non-cash other than temporary impairment (“OTTI”) charge on available-for-sale and held-to-maturity securities we hold for investment. At December 31, 2009, the fair value of these securities were $2.8 million. Management concluded that the decline of the estimated fair value below the cost of the security was other than temporary and recorded a credit loss of $2.6 million through non-interest income. We determined the remaining decline in value was not related to specific credit deterioration. We do not intend to sell these securities and it is not more than likely than not we will be required to sell the securities before anticipated recovery of the remaining amortized cost basis. We closely monitor our investment securities for changes in credit risk. The valuation of our investment securities also is influenced by external market and other factors, including implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting. Our valuation of our securities will be influenced by the default rates of specific financial institutions whose securities provide the underlying collateral for these securities. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them. Accordingly, if market conditions deteriorate further and we determine our holdings of these or other investment securities are OTTI, our future earnings, shareholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2009, $578.1 million, or 53.6% of our total loan portfolio, was secured by one-to four-family mortgage loans and home equity loans (including home equity lines of credit). This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Indiana housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. Continued declines in both the volume of real estate sales and the sales prices coupled with the current recession and the associated increases in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

Our loan portfolio possesses increased risk due to our substantial number of multi-family, commercial real estate, consumer and commercial business loans.

Approximately 46.4% of our loan portfolio as of December 31, 2009, consisted of multi-family, commercial real estate, construction, consumer (non-mortgage) and commercial business loans. Multi-family, commercial and construction real estate loans accounted for approximately 25.0% of our total loan portfolio as of December 31, 2009. Our commercial business and consumer (non-mortgage) loans accounted, respectively, for approximately 7.2% and 14.2% of our total loan portfolio as of December 31, 2009. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. For further information concerning the risks associated with multi-family, commercial real estate, consumer loans and commercial business loans, see “Lending Activities” and “Asset Quality” in Item 1.

Rising interest rates may hurt our profits.

To be profitable, we have to earn more money in interest we receive on loans and investments that we make than we pay to our depositors and lenders in interest. If interest rates rise, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans, other mortgage-related investments and investment securities. This is most likely to occur if short-term interest rates increase at a faster rate than long-term interest rates, which would cause income to go down. In addition, rising interest rates may hurt our income, because they may reduce the demand for loans and the value of our securities. In a rapidly changing interest rate environment, we may not be able to manage our interest rate risk effectively, which would adversely impact our financial condition and results of operations. For a further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and “Asset and Liability Management and Market Risk” in Item 7A.

We face risks related to covenants in our loan sales to investors and secondary mortgage market conditions.

Our agreements with investors to sell our loans generally contain covenants that require us to repurchase loans under certain circumstances, including some delinquencies, or to return premiums paid by those investors if the loans are paid off early. If we are required to repurchase sold loans under these covenants, they may be deemed troubled loans, with the potential for charge-offs and/or loss provision changes, which could impact our earnings and asset quality ratios adversely. The Bank was not required to repurchase any loans from our investors during 2009.

Our ability to sell loans on the secondary mortgage market is impacted by interest rate changes and investor demand or expected return. If this market becomes less liquid, we may not be able to rely as much on loan sales to reduce our interest rate and credit risk.

Declining economic conditions may adversely impact the fees generated by our asset management and trust business.

To the extent our asset management and trust clients and their assets become adversely impacted by weak economic and stock market conditions, they may choose to withdraw the assets managed by us and the value of their assets may decline. Our asset management revenues are based on the value of the assets we manage. If our clients withdraw assets or the value of their assets decline, our revenues from these activities may be adversely affected.

We face significant operational risks.

We operate in many different financial service businesses and rely on the ability of our employees and systems to process a significant number of transactions. Operational risk is the risk of loss from operations, including fraud by employees or outside persons, employees’ execution of incorrect or unauthorized transactions, data processing and technology errors or hacking and breaches of internal control systems.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to repay our TARP funds, support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital in response to a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock. The issuance of additional shares of common stock or convertible securities to new stockholders would be dilutive to our current stockholders.

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

Provisions in our charter and bylaws, the corporate law of the State of Maryland and federal regulations could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the market price of any class of our equity securities, including our common stock. These provisions include: a prohibition on voting shares of common stock beneficially owned in excess of 10% of total shares outstanding, supermajority voting requirements for certain business combinations with any person who beneficially owns more than 10% of our outstanding common stock; the election of directors to staggered terms of three years; advance notice requirements for nominations for election to our Board of Directors and for proposing matters that stockholders may act on at stockholder meetings, a requirement that only directors may fill a vacancy in our Board of Directors, supermajority voting requirements to remove any of our directors and the other provisions of our charter. Our charter also authorizes our Board of Directors to issue preferred stock, and preferred stock could be issued as a defensive measure in response to a takeover proposal. In addition, pursuant to OTS regulations, as a general matter, no person or company, acting individually or in concert with others, may acquire more than 10% of our common stock without prior approval from the OTS.

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

Our core deposit premium could be deemed partially or fully impaired, which could reduce our earnings and the values of that intangible asset.

At December 31, 2009, we had a core deposit premium of $5.9 million due mainly to the MFB acquisition. Under GAAP, we are required to periodically assess the value of this intangible asset based on a number of factors to determine if there is partial or full impairment. The factors taken into consideration include the market price of our stock, the net present value of our assets and liabilities and valuation information for similar financial institutions. This evaluation involves a substantial amount of judgment. If actual conditions underlying the factors differ from our assessment, the core deposit intangible could be subjected to faster amortization or partial or complete impairment, which would reduce the value of this asset and reduce our earnings, perhaps materially.

We currently hold a significant amount of bank-owned life insurance.

At December 31, 2009, we held $93.5 million of bank-owned life insurance or BOLI on key employees and executives, with a cash surrender value of $44.2 million. The policies are maintained to fund amounts owed under executive supplemental retirement plans. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

We may not be able to realize our deferred tax asset fully.

At December 31, 2009, we had a $19.5 million deferred income tax benefit based on differences between the financial statement amounts and tax bases of assets and liabilities and reflecting mainly an allowance for loan loss timing difference and business tax and AMT carryover. The value of our deferred income tax benefit is reviewed regularly under various forecasts and assumptions, including anticipated levels of taxable net income, to determine the likelihood of realizing the benefit. If actual results or subsequent forecasts differ from our current judgments, so that this benefit will not be fully realized, we would have to write down this asset, which would negatively impact results of operation and reduce our asset size.

If our investment in the Federal Home Loan Bank of Indianapolis becomes impaired, our earnings and stockholders’ equity could decrease.

At December 31, 2009, we owned $18.6 million in Federal Home Loan Bank of Indianapolis stock. We are required to own this stock to be a member of and to obtain advances from our Federal Home Loan Bank. This stock is not marketable and can only be redeemed by our Federal Home Loan Bank, which currently is not redeeming any excess member stock. Our Federal Home Loan Bank’s financial condition is linked, in part, to the eleven other members of the Federal Home Loan Bank System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our Federal Home Loan Bank stock to be deemed impaired, resulting in a decrease in our earnings and assets.

We operate in a highly regulated environment and our operations and income may be affected adversely by changes in laws and regulations governing our operations, including regulatory reform initiatives of the Obama administration that are pending in Congress.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. These regulators govern the activities in which we may engage, primarily for the protection of depositors and the deposit insurance fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects. For example, initiatives to limit our fees on overdraft protection programs or our creditor rights could impact our fee income or ability to resolve problem assets. Pending regulatory reform legislation proposed by the Obama administration and under consideration by Congress, if enacted, could change our primary regulator, create a new consumer finance protection agency, change the Company into a bank holding company with new capital requirements and require MutualBank to convert to a different charter. These changes could possibly adversely impact our operations and net income.

Our earnings are adversely impacted by increases in deposit insurance premiums and special FDIC assessments.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the deposit insurance fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to 10 basis points times the institution’s assessment base. Our FDIC deposit insurance expense for fiscal 2009 was $2.3 million, including the special assessment of $630,000 recorded in June 2009 and paid on September 30, 2009.

Additionally, in November 2009, the FDIC adopted a rule that requires each financial institution to prepay its estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, which will be amortized over these periods and adjusted for changes in premium levels or our financial condition. As a result, this prepayment will not immediately impact our earnings.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater name recognition, resources and lending limits than we do and may offer certain services or prices for services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our market.

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

The dividends declared on the Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of MutualFirst Financial. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of the Series A Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 8.2% of the shares of our common stock outstanding (including the shares issuable upon exercise of the warrant). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

If we are unable to redeem our Series A Preferred Stock before December 2013, the cost of this capital to us will increase substantially.

If we are unable to redeem the Series A Preferred Stock before December 2013, the cost of the TARP capital will increase substantially from 5.0% per annum (approximately $1.6 million annually) to 9.0% per annum (approximately $2.9 million annually). Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our liquidity.

We rely on dividends from MutualBank for substantially all of the Company’s revenue.

MutualFirst’s primary source of revenue is dividends from the Bank. The OTS regulates and must approve the amount of Bank dividends to the Company. If the Bank is unable to pay dividends, MutualFirst may not be able to service its debt, pay its other obligations or pay dividends on the Company’s common stock which could have a material adverse impact on our financial condition or the value of your investment in our common stock.

Our common stock trading volume may not provide adequate liquidity for investors.

Our common stock is listed on the Nasdaq Global Market. However, the average daily trading volume in our common stock is less than that of many larger financial services companies. A public trading market having the desired depth, liquidity and orderliness depends on the presence of a sufficient number of willing buyers and sellers for our common stock at any given time. This presence is impacted by general economic and market conditions and investors’ views of our Company. Because our trading volume is limited, any significant sales of our shares could cause a decline in the price of our common stock.

Our directors and executive officers have the ability to influence stockholder actions in a manner that may be adverse to the personal investment objectives of our stockholders.

As of December 31, 2009, our directors and executive officers as a group beneficially owned 1,291,870 shares, or 18.5%, of our common stock (including options for 417,390 shares). In addition, our employee stock ownership plan and charitable foundation controlled, respectively, 7.2% and 3.2% of our common stock on that date. In addition, as of December 31, 2009, 314,702 shares were reserved under various stock benefit plans for future awards for our directors, officers and employees. Due to this significant collective ownership of or control over our common stock, our directors and executive officers may be able to influence the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other shareholders.

Item 1B.	Unresolved Staff Comments

None

Item 2.               Properties

At December 31, 2009 we had 33 full service offices. We own the office building in which our home office and executive offices are located. At December 31, 2009 we owned all but two of our other branch offices. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $32.4 million at December 31, 2009. We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.

We utilize a third party service provider to maintain our database of depositor and borrower customer information. At December 31, 2009 the net book value of the data processing and computer equipment utilized by us was $2.1 million.

Item 3.               Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  We do not anticipate incurring any material liability as a result of such litigation.

Item 4.               (Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of MutualFirst Financial, Inc. is traded under the symbol “MFSF” on the Nasdaq Global Market. The table below shows the high and low closing prices for our common stock for the periods indicated. This information was provided by the Nasdaq. At December 31, 2009, there were 6,984,754 shares of common stock outstanding and at that date we also had 32,382 shares of preferred stock outstanding and approximately 1,400 shareholders of record.

	Stock Price		Dividends per Share
2009 Quarters:	High	Low
First Quarter (ended 03/31/09)	$7.40	$3.51	$0.12
Second Quarter (ended 06/30/09)	$10.00	$5.05	$0.12
Third Quarter (ended 09/30/09)	$8.50	$6.60	$0.12
Fourth Quarter (ended 12/31/09)	$7.83	$5.57	$0.06

	Stock Price		Dividends per Share
2008 Quarters:	High	Low
First Quarter (ended 03/31/08)	$13.98	$12.80	$0.16
Second Quarter (ended 06/30/08)	$13.66	$9.81	$0.16
Third Quarter (ended 09/30/08)	$11.00	$9.34	$0.16
Fourth Quarter (ended 12/31/08)	$10.50	$6.20	$0.16

Our cash dividend payout policy is continually reviewed by management and the Board of Directors. The Company intends to continue its policy of paying quarterly dividends; however, future dividend payments will depend upon a number of factors, including capital requirements, regulatory limitations, the Company’s financial condition, results of operations and the Bank’s ability to pay dividends to the Company. The Company relies significantly upon such dividends originating from the Bank to accumulate earnings for payment of cash dividends to shareholders. Our TARP agreement limits our ability to pay dividends to common stockholders if dividends on the TARP preferred shares are not paid in full to date.

Information regarding our equity compensation plans is included in Item 11 of this Form 10-K.

On August 13, 2008, the Company’s Board of Directors authorized management to repurchase an additional 5% of the Company’s outstanding stock, or approximately 350,000 shares. Our ability to repurchase shares is limited under the securities purchase agreement with Treasury. See Item 1A.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following information is only a summary and you should read it in conjunction with our consolidated financial statements and accompanying notes contained in Item 8 of this Form 10-K.

	At or For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Selected Financial Condition Data

Total assets	$1,399,034	$1,388,827	$962,517	$960,842	$971,829
Cash and cash equivalents	46,341	39,703	23,648	24,915	22,365
Loans, net	1,059,694	1,113,132	802,436	805,625	822,547
Investment securities:
Available-for-sale, at fair value	130,914	77,255	43,592	41,070	39,788
Held to maturity	8,147	9,676	—	—	—
Total deposits	1,045,196	962,514	666,407	703,359	684,554
Total borrowings	212,074	279,104	196,638	158,852	187,791
Total stockholders’ equity	129,727	130,515	87,014	87,264	88,794

Selected Operations Data
Total interest income	$71,852	$65,179	$56,374	$56,119	$48,478
Total interest expense	30,624	31,639	32,227	29,890	21,170
Net interest income	41,228	33,540	24,147	26,229	27,308
Provision for loan losses	6,500	7,020	2,240	2,068	1,775
Net interest income after provision for loan losses	34,728	26,520	21,907	24,161	25,533
Service fee income	7,458	6,257	4,831	4,370	4,026
Gain (loss) on sale of loans and investment securities	3,132	(927)	391	(669)	228
Other-than-temporary impairment, securities	(2,555)	(1,350)	—	—	—
Other non-interest income (loss)	5,118	2,542	2,549	2,941	2,478
Total non-interest income	13,153	6,522	7,771	6,642	6,732
Salaries and employee benefits	23,047	19,118	14,759	14,617	13,792
Other expenses	21,460	44,508	10,397	10,402	9,620
Total non-interest expense	44,507	63,626	25,156	25,019	23,412
Income (loss) before taxes	3,374	(30,584)	4,522	5,784	8,853
Income tax expense (benefit)	211	(8,485)	296	1,028	2,401
Net income (loss)	3,163	(22,099)	4,226	4,756	6,452
Preferred stock dividends and amortization	1,803	31	—	—	—
Net income (loss) available to common shareholders	$1,360	$(22,130)	$4,226	$4,756	$6,452

	At or For the Year Ended December 31,
	2009	2008	2007	2006	2005
Selected Financial Ratios and Other Financial Data:

Performance Ratios:

Return on average assets (ratio of net income to average total assets)	0.23%	(1.91)%	0.44%	0.49%	0.73%
Return on average tangible equity (ratio of net income to average tangible equity)	1.49	(28.04)	5.86	6.43	7.79
Interest rate spread information:
Average during the period	2.98	3.01	2.50	2.70	3.13
Net interest margin(1)	3.22	3.22	2.79	2.96	3.37
Ratio of operating expense to average total assets	3.17	5.49	2.64	2.57	2.89
Ratio of average interest-earning assets to average interest-bearing liabilities	110.67	107.14	107.92	107.65	109.30
Efficiency ratio(2)	81.84	158.81	78.81	76.11	68.78

Asset Quality Ratios:(3)

Non-performing assets to total assets	2.86	1.92	1.35	0.86	1.03
Non-performing loans to total loans	3.03	1.93	1.29	0.70	0.90
Allowance for loan losses to non-performing loans	50.38	69.41	79.72	143.59	108.04
Allowance for loan losses to loans receivable, net	1.53	1.34	1.03	1.00	0.98

Capital Ratios:
Equity to total assets(3)	9.27	9.40	9.04	9.08	9.14
Average equity to average assets	9.29	8.89	9.16	9.08	9.90

Share and Per Share Data:

Average common shares outstanding:
Basic	6,840,659	5,249,135	4,103,940	4,196,059	4,328,965
Diluted	6,840,748	5,249,135	4,151,173	4,274,039	4,439,686
Per share:
Basic earnings	$0.20	$(4.22)	$1.03	$1.13	$1.49
Diluted earnings	$0.20	$(4.22)	$1.02	$1.11	$1.45
Dividends	$0.42	$0.64	$0.60	$0.58	$0.49

Dividend payout ratio(4)	210.00%	(15.20)%	58.25%	52.25%	36.55%

Other Data:
Number of full-service offices	33	33	21	21	20

(1)	Net interest income divided by average interest earning assets.
(2)	Total non-interest expense divided by net interest income plus total non-interest income.
(3)	At the end of the period.
(4)	Dividends per share divided by diluted earnings per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

MutualFirst is a savings and loan holding company and MutualBank is its wholly-owned subsidiary. MutualBank has been in business since 1889 and currently conducts its business from 33 full service financial centers located in Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties, Indiana, with its main office located in Muncie. MutualBank also has trust offices in Carmel and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. MutualBank’s principal business consists of attracting deposits from the general public and originating fixed and variable rate loans secured primarily by first mortgage liens on residential and commercial real estate, consumer goods, and business assets. MutualBank’s deposit accounts are insured by the Federal Deposit Insurance Corporation up to applicable limits. We also originate mortgage loans in counties contiguous to these counties, and we originate indirect consumer loans throughout Indiana. We provide investment money management and trust services for our customers.

In July 2008, the Company acquired MFB Corp. and merged MFB’s subsidiary bank, MFB Financial into MutualBank. MutualFirst issued an aggregate of 2.9 million shares of its common stock and paid approximately $11.5 million in cash to MFB stockholders in the transaction. MutualFirst also assumed 114,500 MFB stock options, which have converted into approximately 296,555 MutualFirst stock options with a weighted average exercise price of $9.90 per share. As a result of the transaction, MutualBank now has 33 retail financial centers, spanning nine Indiana counties and is the 10th largest depository institution headquartered in Indiana.

In December 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company (i) sold 32,382 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) for a purchase price of $32,382,000 in cash and (ii) issued a warrant (the “Warrant”) to purchase 625,135 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for a per share price of $7.77 per share. The Series A Preferred Stock is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock may be redeemed by the Company at any time, subject to consultation by the Treasury with the Office of Thrift Supervision (“OTS”). The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $7.77 per share of the Common Stock. If the Series A Preferred Stock is redeemed, the Warrant will be liquidated at the current market price. Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant that it holds.

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

The Company placed $29.1 million of TARP proceeds into its wholly-owned subsidiary MutualBank, while maintaining $3.2 million with the Company. MutualBank placed approximately $20.0 million of the proceeds in highly rated securities. Approximately $14.8 million was placed in mortgage securities, $3.2 million in municipal securities and $2.0 million in corporate bonds. These securities provide liquidity as needed to meet current and future loan demand. The remaining funds held at MutualBank were placed in working capital, which was used to fund loans and meet the cash needs of MutualBank.

The following discussion is intended to assist your understanding of our financial condition and results of operations. The information contained in this section should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements.

Our results of operations depend primarily on the level of our net interest income, which is the difference between interest income on interest-earning assets, such as loans, mortgage-backed securities and investment securities, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. The structure of our interest-earning assets versus the structure of interest-bearing liabilities, along with the shape of the yield curve, has a direct impact on our net interest income. Historically, our interest-earning assets have been longer term in nature (i.e., fixed-rate mortgage loans) and interest-bearing liabilities have been shorter term (i.e., certificates of deposit, regular savings accounts, etc.). This structure would impact net interest income favorably in a decreasing rate environment, assuming a normally shaped yield curve, as the rates on interest-bearing liabilities would decrease more rapidly than rates on the interest-earning assets. Conversely, in an increasing rate environment, assuming a normally shaped yield curve, net interest income would be impacted unfavorably as rates on interest-earning assets would increase at a slower rate than rates on interest-bearing liabilities. The acquisition of MFB Corp. helped reduce the interest rate risk exposure of MutualBank primarily due to changes in the loan composition, by increasing the percentage of loans with adjustable rates and reducing the average duration of the loan portfolio. This decline in MutualBank’s liability sensitive exposure should provide for less net portfolio value volatility with future rate movements.

It has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective, in addition to the MFB Corp. acquisition, have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of consumer and commercial loans to total loans has increased from 44% at the end of 2004 to 55% as of December 31, 2009. As we continue to increase our investment in business-related loans, which are considered to entail greater risks than one- to four-family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses has increased to reflect this increased risk. On the liability side of the balance sheet, the Company is employing strategies intended to increase the balance of core deposit accounts, such as low cost checking and money market accounts. The percentage of core deposits to total deposits was 38% at December 31, 2009 compared to 39% at the end of 2008. The remaining total deposits are mostly retail certificates of deposit, which continue to provide stable funding for the Company. These are ongoing strategies that are dependent on current market conditions and competition.

During 2009, in keeping with our strategic objective to reduce interest rate risk exposure, the Company also sold $160.0 million of long-term fixed rate loans that had been held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $2.4 million. The Company also will lengthen out FHLB advances when advantageous to lengthen repricing of the liability side of the balance sheet to reduce interest rate risk exposure.

The acquisition of MFB Corp. added trust services to MutualBank, which are being leveraged through MutualBank’s existing footprint. The Company also opened two new branches in Elkhart County in 2008. The intent of these initiatives has been to increase income over the long term. However, on a short term basis, expenses relating to expanding trust services and new branches will have the affect of increasing non-interest expense with limited immediate offsetting income.

Net interest income should be less vulnerable to changes in interest rates. The Federal Funds rate set by the Board of Governors of the Federal Reserve System has decreased to a range of 0 to 25 basis points as of December 31, 2008 and was the same as of December 31, 2009. The Federal Funds rate flat at this level decreases the ability to reprice deposits lower in future months. Certificates of deposit and borrowings may, however, still reprice to lower rates at their maturities in future time periods, which could reduce the amount of interest expense assuming rates stay low. Interest income is expected to decrease without any changes in the current rate environment primarily due to the rates on newly originated interest-earning assets being lower than the rates on maturing interest-earning assets. Another factor that may lead to changes in net interest income is the level of non-performing assets. An increase in non-performing assets (i.e., loans, repossessed assets, or securities) would also decrease interest income and may decrease overall net interest income without additional decreases in interest-bearing liabilities.

Results of operations are also dependent upon the level of the Company’s non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses. Regulatory changes that will take effect in July 2010 are expected to have an impact in non-interest income later this year. Reg. E has been amended to require that customers “opt-in” to the overdraft privilege program. The Bank is working diligently to ensure customers understand this program and sign up for the continued benefits.

MutualWealth, the wealth management division of the Bank, produces non-interest income for the Bank that is tied primarily to the market value of the portfolios being managed. As of December 31, 2009, MutualWealth had $313.3 million of assets under management. Decreases in market value could have a negative impact on the non-interest income generated by this division of the Bank.

During 2008 and 2009, the Indiana and national economy and financial markets have undergone significant decline, which has impacted our financial condition, operations, net income, stock price and regulatory limitations. The Indiana and national economy may improve prior to significant improvements in financial condition and net income. Current troubled loans and securities may continue to incur losses after recovery has started to occur.

Management Strategy

Our strategy is to operate as an independent, retail-oriented financial institution dedicated to serving customers in our market areas. Our commitment is to provide a broad range of products and services to meet the needs of our customers. As part of this commitment, we are looking to increase our emphasis on commercial business products and services. We also operate a fully interactive transactional website and allow consumers to open accounts. In addition, we are continually looking at cost-effective ways to expand our market area.

Financial highlights of our strategy have included:

•
Continuing as a Diversified Lender. We have been successful in diversifying our loan portfolio to reduce our reliance on any one type of loan. From 1995 through 2000, approximately 36% of our loan portfolio consisted of loans other than one- to four-family real estate loans. Since that time to the end of 2009, that percentage has increased to 56%.

•
Continuing as a Leading One- to Four-Family Lender. We are one of the largest originators of one- to four-family residential loans in our market area. During 2009, we originated $250.0 million of one- to four-family residential loans.

•
Continuing To Focus On Asset Quality. Non-performing assets to total assets was 2.86% at December 31, 2009, an increase from 1.92% at December 31, 2008. While we are currently higher than we desire, we believe that our current underwriting standards will provide for a quality loan portfolio once economic activity and unemployment return to more normal levels.

•
Continuing Our Strong Capital Position. As a result of our consistent operating profitability, we have historically maintained a strong capital position. At December 31, 2009, our ratio of stockholders’ equity to total assets was 9.3%. We have suspended our origination of RV and boat lending to increase our regulatory capital ratios as we continue to strengthen our capital position.

•
Decreasing Interest Rate Risk. It has been MutualFirst’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans.

Financial Condition at December 31, 2009 Compared to December 31, 2008

General. Our assets increased $10.2 million during 2009, ending the year at $1.4 billion, approximately the same as of December 31, 2008. The increase was primarily due to increases in the investment portfolio. Liabilities increased $11.0 million during 2009 to $1.3 billion, approximately the same as of December 31, 2008. The increase was primarily due to increases in deposits. Stockholders’ equity decreased $788,000 to $129.7 million at December 31, 2009.

Loans. Our net loan portfolio decreased $53.4 million, remaining at $1.1 billion at December 31, 2008 and December 31, 2009. Consumer loans decreased $8.6 million or 3.2% from $268.4 million at December 31, 2008 to $259.8 million at December 31, 2009. The decline in consumer loans came from a decrease of $10.3 million in auto loans, home equity loans, home improvement loans, boat loans and other consumer loans. These decreases in consumer loans were partially offset by an increase in recreational vehicle loans of $1.8 million. Commercial business loans increased $2.1 million or 2.8% from $75.3 million to $77.4 million at December 31, 2009. It has been our strategy to increase non-real estate mortgage loans as a percentage of our loan portfolio in order to mitigate interest rate risk and enhance the portfolio yield. Accordingly, we sold $160.0 million of our fixed rate one- to four-family mortgage loans in 2009. In conjunction with the sales of mortgage loans, real estate mortgage loans decreased $47.1 million or 6.0% from $785.4 million to $738.3 million at December 31, 2009. Mortgage loans held for sale increased $979,000 to $2.5 million at December 31, 2009.

Allowance For Loan Loss. Allowance for loan losses increased $1.3 million to $16.4 million at December 31, 2009 when compared to December 31, 2008. Specific loan loss reserves increased $1.3 million, while general loan loss reserves have remained approximately the same as loan balances declined. Net charge offs for the year 2009 were $5.2 million, or .47% of average loans on an annualized basis, compared to $3.2 million, or .34% of average loans for 2008. The increase was primarily due to increased charge offs on one-to four-family mortgage and consumer loans resulting from the depressed economic conditions in our marker area. As of December 31, 2009, the allowance for loan losses as a percentage of loans receivable and non-performing loans was 1.53% and 50.38%, respectively, compared to 1.34% and 69.41%, respectively, at December 31, 2008. Allowance for loan losses as a percentage of loans receivable increased due to the $1.3 million increase in allowance and a decline in the net loan portfolio of $53.4 million. Allowance for loan losses as a percentage of non-performing loans decreased due to an increase in non-performing loans of $10.8 million which was offset by the $1.3 million increase in the allowance.

Securities. Investment securities available for sale increased $53.7 million, or 69.5%, compared to December 31, 2008 due primarily to utilizing cash from loan pay downs. Investment securities held to maturity decreased $1.5 million due to repayment received and other than temporary impairment write-down on these securities. More discussion on trust preferred securities and private labeled mortgage backed securities can be found in Item 1 under investment activities.

Liabilities. Our total liabilities increased $11.0 million or 0.9% to $1.3 billion at December 31, 2009. Deposits increased $82.7 million as certificates of deposit increased by $62.1 million and noninterest bearing, interest-bearing, savings and money market savings deposits increased by $20.6 million as consumers trended to safe investments for their liquid assets. Borrowed funds decreased $67.0 million with FHLB advances decreasing $65.2 million. This decrease was primarily a result of increased deposits.

Stockholders’ Equity. Stockholders’ equity was $129.7 million at December 31, 2009, a decrease of $788,000, or 0.6% from December 31, 2008. The decrease was due primarily to dividend payments of $2.9 million to common shareholders and $1.4 million to preferred shareholders. This decrease was partially offset by net income of $3.2 million. Accumulated other comprehensive income increased $170,000 as unrealized gains on securities and derivatives of $325,000 were partially offset by a $155,000 unrealized loss on a benefit plan. The Bank’s risk-based capital ratio is 12.81% and the tier one capital ratio is 11.56%. The Bank’s capital ratios are well in excess of “well-capitalized” levels as defined by all regulatory standards.

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

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	Year ended December 31,
	2009			2008			2007
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Interest-Earning Assets:
Interest -bearing deposits	$36,415	$49	0.13%	$8,711	$118	1.35%	$2,982	$115	3.86%
Mortgage-backed securities available-for-sale(1)	81,317	4,019	4.94	28,648	1,596	5.57	8,875	467	5.26
Investment securities available-for-sale(1)	26,903	1,015	3.77	28,987	1,303	4.50	31,234	1,644	5.26
Investment securities held-to-maturity	9,439	594	6.30	3,360	314	9.35
Loans(2)	1,107,274	65,865	5.95	956,788	61,128	6.39	811,991	53,686	6.61
Stock in FHLB of Indianapolis	18,632	310	1.66	14,010	720	5.14	9,939	462	4.65
Total interest-earning assets	1,279,980	71,852	5.61	1,040,504	65,179	6.26	865,021	56,374	6.52
Non-Interest Earning Assets (net of allowance for loan losses and unrealized gain/loss)	125,668			118,673			87,879
Total assets	$1,405,648			$1,159,177			$952,900

Interest-Bearing Liabilities:
Demand and NOW accounts	$162,572	776	0.48	$148,703	1,564	1.05	$126,034	2,841	2.25
Savings deposits	84,883	230	0.27	66,315	317	0.48	54,975	281	0.51
Money market accounts	45,559	510	1.12	34,000	615	1.81	24,588	621	2.53
Certificate accounts	633,360	19,354	3.06	492,405	18,920	3.84	444,271	20,755	4.67
Total deposits	926,374	20,870	2.25	741,423	21,416	2.89	649,868	24,498	3.77
Borrowings	234,886	9,754	4.15	229,768	10,223	4.45	151,636	7,729	5.10
Total interest-bearing accounts	1,161,260	30,624	2.64	971,191	31,639	3.26	801,504	32,227	4.02
Non-Interest Bearing Accounts	95,762			66,746			48,589
Other Liabilities	18,077			18,138			15,478
Total Liabilities	1,275,099			1,056,075			865,571
Stockholders’ Equity	130,549			103,102			87,329
Total liabilities and stockholders’ equity	$1,405,648			$1,159,177			$952,900

Net Earning Assets	$118,720			$69,313			$63,517

Net Interest Income		$41,228			$33,540			$24,147

Net Interest Rate Spread(3)			2.98%			3.01%			2.50%

Net Yield on Average Interest-Earning Assets(4)			3.22%			3.22%			2.79%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities	110.22%			107.14%			107.92%

(1)	Average balances were calculated using amortized cost, which excludes FASB 115 valuation allowances.
(2)	Calculated net of deferred loan fees, loan discounts and loans in process.
(3)	Interest rate spread is calculated by subtracting weighted average interest rate cost from weighted average interest rate yield for the period indicated.
(4)	The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.

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

	Year Ended December 31,
	2009 vs. 2008			2008 vs. 2007
	Increase (decrease) Due to		Total Increase	Increase (decrease) Due to		Total Increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$112	$(181)	$(69)	$114	$(111)	$3
Investment securities available-for-sale	2,613	(198)	2,415	1,259	(157)	1,102
Loans receivable	9,154	(4,417)	4,737	9,302	(1,860)	7,442
Stock in FHLB of Indianapolis	185	(595)	(410)	205	53	258

Total interest-earning assets	$12,064	$(5,391)	$6,673	$10,880	$(2,075)	$8,805

Interest-bearing liabilities:
Savings deposits	$74	$(161)	$(87)	$55	$(19)	$36
Money market accounts	172	(277)	(105)	199	(205)	(6)
Demand and NOW accounts	134	(922)	(788)	442	(1,719)	(1,277)
Certificate accounts	4,770	(4,336)	434	2,097	(3,932)	(1,835)
Borrowings	224	(693)	(469)	3,576	(1,082)	2,494

Total interest-bearing liabilities	$5,374	$(6,389)	$(1,015)	$6,369	$(6,957)	$(588)

Change in net interest income			$7,688			$9,393

Comparison of Results of Operations for Years Ended December 31, 2009 and 2008.

General. Net income for the year ended December 31, 2009 was $1.4 million, or $.20 for basic and diluted income per common share. This compared to a net loss in 2008 of $22.1 million, or $4.22 for basic and diluted loss per common share. Return on assets was .23% and return on average tangible common equity was 1.49% for the year ended 2009 compared to a negative 1.91% and a negative 28.04% respectively, for the year ended 2008.

Net Interest Income. Net interest income before the provision for loan losses increased $7.7 million from $33.5 million for the year ended December 31, 2008 to $41.2 million for the year ended December 31, 2009. The primary reason for the increase was an increase in average earning assets of $239.5 million due to the acquisition of MFB Corp in the third quarter of 2008. Net interest margin remained unchanged at 3.22% for the years ended December 31, 2009 and 2008.

Interest Income. Interest income increased $6.7 million to $71.9 million at December 31, 2009, compared to $65.2 million at December 31, 2008. The increase in interest income during the year ended December 31, 2009 was due to an increase in average earning assets of $239.5 million due to the acquisition of MFB in the third quarter of 2008. This increase was partially offset by a 65 basis point decrease in the average yield on our earning assets from 6.26% in 2008 to 5.61% in 2009 as a result of interest earning assets repricing at lower rates.

Interest Expense. Interest expense decreased $1.0 million, or 3.2% to $30.6 million at December 31, 2009, from $31.6 million at December 31, 2008. The decrease in interest expense was due to a decline of 62 basis points on interest-bearing liabilities from 3.26% for the year ended December 31, 2008 to 2.64% for the year ended December 31, 2009. This decrease was partially offset by an increase in average interest-bearing liabilities of $190.1 million as a result of the acquisition of MFB in the third quarter of 2008. Interest expense on deposits decreased $546,000 due to a 64 basis point decline in average rates paid. This decrease was partially offset by increases in average interest-bearing deposits of $185.0 million. Interest expense on borrowings decreased $469,000 due to a 30 basis point decline in average rates, partially offset by an increase in average borrowings of $5.1 million.

Provision for Loan Losses. The provision for loan losses for the year ended December 31, 2009 was $6.5 million, compared to $7.0 million for 2008. Non-performing loans to total loans at December 31, 2009 were 3.03% compared to 1.93% at December 31, 2008. Non-performing assets to total assets were 2.86% at December 31, 2009 compared to 1.92% at December 31, 2008. The decrease in provision was due primarily to a decline in the loan portfolio in 2009. While the provision decreased in 2009 compared to 2008, allowance for loan losses to total loans increased to 1.53% compared to 1.34%.

Other Income. Non-interest income increased $6.6 million to $13.2 million in 2009, compared to $6.5 million for 2008. The primary reason for the increase was a full year of operations after the MFB acquisition in the third quarter of 2008. Service fee income, commission income and increase in cash surrender value of life insurance increased by $2.7 million, mostly related to operating a full year after the acquisition. The increase in gain on sale of available for sale securities of $3.1 million was due primarily to a loss related to the redemption of the AMF Ultra Funds of $2.6 million in 2008, which was not repeated in 2009. An increase in equity in limited partnerships was due to gains in refinanced properties in 2009, and an increase in gains on sales of loans and net servicing fees of $1.5 million was primarily due to $160.0 million in loan sales in 2009 and a $500,000 impairment charge on mortgage servicing rights in 2008 not repeated in 2009. The increases were partially offset by an increase in net other than temporary losses on securities of $1.2 million as certain trust preferred securities and private labeled mortgage backed securities were written down. More discussion on trust preferred securities and private labeled mortgage backed securities can be found in Item 1 under “Investment Activities.”

Other Expense. Non-interest expense decreased $19.1 million to $44.5 million for the year ended December 31, 2009 compared to $63.6 million for 2008. The decrease was due primarily to a goodwill impairment charge of $29.0 million in December 2008. Non-interest expense increased $9.9 million, excluding the goodwill impairment, primarily due to a full year of operations after the acquisition of MFB in the third quarter of 2008. Increase in salaries and employee benefits of $3.9 million, net occupancy expenses of $891,000, equipment expenses of $150,000, data processing fees of $319,000, advertising and promotion $69,000, ATM expense of $127,000, professional fees of $158,000, software, subscriptions and maintenance of $368,000 and other expenses of $940,000 are directly related to the acquisition of MFB. Increases in deposit insurance of $1.8 million is due to a $630,000 special assessment as of June 30, 2009, increases in premium rates required to be paid and increases in deposits as a result of the acquisition and organic growth. An increase in repossessed asset expense of $1.1 million is directly related to the increased repossessed assets being held by the bank and to the current economic challenges.

Income Tax Expense. Income tax expense increased $8.7 million in 2009 compared to the year ended 2008. The increase was due primarily to increased taxable income. The effective tax rate also increased to 6.3% due to a lower percentage of non-taxable income to total income before income tax and an decreased percentage of low income housing tax credits to taxable income when comparing the year ended 2009 to the year ended 2008.

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

Interest Expense. Interest expense decreased $588,000, or 1.8% to $31.6 million at December 31, 2008, from $32.2 million at December 31, 2007. The decrease in interest expense was due to a decrease in interest rates which lead to a decline of 76 basis points on interest-bearing liabilities from 4.02% for the year ended December 31, 2007 to 3.26% for the year ended December 31, 2008. This decrease was partially offset by an increase in average interest-bearing liabilities of $169.7 million as a result of the acquisition of MFB. Interest expense on deposits decreased $3.1 million due to an 88 basis point decline in average rates paid. This decrease was partially offset by increases in average interest-bearing deposits of $91.6 million. Interest expense on borrowings increased $2.5 million due to an increase in average borrowings of $78.1 million, partially offset by a 65 basis point decrease in average rate.

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

Other Income. Non-interest income decreased $1.2 million, or 16.1%, to $6.5 million in 2008, compared to $7.8 million for 2007. The decrease was due primarily to a loss related to the sale of the AMF Ultra Funds of $2.6 million, a $1.2 million write down on two trust preferred securities, a $200,000 write-down on a Lehman’s corporate bond, a $329,000 loss on the sale of a title insurance subsidiary, and a $500,000 impairment charge on mortgage servicing rights. These decreases were offset by increases in fees and service charges on deposit accounts of $1.4 million and commission income of $795,000 due primarily to the acquisition of MFB in the third quarter of 2008, and increases in gains on sale of loans of $1.0 million primarily due to the sale of $92.9 million of fixed rate mortgage loans in 2008.

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

Liquidity

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). At December 31, 2009, the Company had $177.3 million in cash and investment securities available for sale and $2.5 million in loans held for sale generally available for its cash needs. We can also generate funds from borrowings, primarily Federal Home Loan Bank advances and, to a lesser degree, third party loans. At December 31, 2009, the Bank had the ability to borrow an additional $82.4 million in Federal Home Loan Bank advances. In addition, we have historically sold 30 year fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity. The Company utilizes dividends from the Bank as a source of funds to service debt and meet obligations of the Company. These dividends, however, require regulatory approval.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2009, the approved outstanding loan commitments, including unused lines of credit, amounted to $150.5 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2009, totaled $383.7 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the year ended December 31, 2009, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

The following table presents our contractual obligations (excluding deposit products).

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	Years	5 years
		(Dollars in thousands)
Contractual Obligations

Federal Home Loan Bank Advances	$197,960	$92,923	$95,867	$7,460	$1,710
Notes Payable	226	226
Other Borrowings	13,888	764	2,549	6,687	3,888

Total	$212,074	$93,913	$98,416	$14,147	$5,598

Capital

Consistent with our goals to operate a sound and profitable financial organization, MutualBank actively strives to remain a “well-capitalized” institution in accordance with regulatory standards. Total stockholders’ equity of MutualFirst Financial, Inc. was $129.7 million at December 31, 2009, or 9.3% of total assets on that date. As of December 31, 2009, MutualBank exceeded all capital requirements of the OTS, with regulatory capital ratios as follows: core capital, 9.4%; Tier I risk-based capital, 11.6%; and total risk-based capital, 12.8%. The regulatory capital requirements to be considered well-capitalized are 5.0%, 6.0% and 10.0%, respectively.

Impact of Inflation

The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets, it believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the consumer price index (“CPI”) coincides with changes in interest rates. The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding affect on interest rates or upon the cost of those goods and services normally purchased by the Bank. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds. In other years, the opposite may occur.

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

Mortgage Servicing Rights. Mortgage servicing rights (“MSRs”) associated with loans originated and sold, where servicing is retained, are capitalized and included in other assets in the consolidated balance sheet. The value of the capitalized servicing rights represents the fair value of the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as a reduction in loan servicing fee income.

Intangible Assets. MutualFirst periodically assesses the impairment of its core deposit intangible. Impairment is the condition that exists when the carrying amount of exceeds its implied fair value. If actual external conditions and future operating results differ from MutualFirst’s judgments, impairment and/or increased amortization charges may be necessary to reduce the carrying value of these assets to the appropriate value.

Securities. Under FASB Codification Topic 320 (ASC 320), Investments-Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale or trading. Management determines the appropriate classification at the time of purchase. The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and do not affect earnings until realized.

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

Deferred Tax Asset. The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future. The Company’s evaluation indicated that it is more likely than not that the asset will be fully utilized. The Company has generated average positive pre-tax pre-provision earnings of $8.1 million, or .71% of pre-tax pre-provision ROA over the previous 5 years, after excluding the goodwill impairment in 2008. Over the last 5 years, the Company has grown and at its current asset size, the pre-tax pre-provision earnings would be approximately $9.9 million using the same historical pre-tax pre-provision ROA. These earnings would be sufficient to utilize the net operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The valuation allowance established in 2009 and 2008 is the result of capital losses sustained in those years with no tax benefit recorded. The analysis supports no further valuation is necessary.

At the end of 2009, the Company had $1.2 million in capital losses down from $1.6 million in 2008 as capital gains from the sale of a building and investments generated the reduction. The Company plans to generate the capital gains needed to offset the remaining capital loss through capital gains on possible sale of buildings, investments, and deferred tax liabilities that can generate capital gain income prior to losing the ability to utilize the capital losses. The Company will also avoid taking any book tax benefit on future capital losses without capital gains to offset the current capital losses. See Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Income Tax Accounting. We file a consolidated federal income tax return. The provision for income taxes is based upon income in our consolidated financial statements, rather than amounts reported on our income tax return. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on our deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management and Market Risk

Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally is established contractually for a period of time. Market interest rates change over time. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is one of our most significant market risks.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term fixed-rate loans in our portfolio, in 2009, we sold $160.0 million of fixed rate, one- to four-family mortgage loans with a term to maturity of over 10 years in the secondary market.

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

An internal asset-liability model provides MutualBank with the information presented in the following tables. The tables present the change in our net portfolio value at December 31, 2009 and 2008 that would occur upon an immediate and sustained change in market interest rates of 100 to 300 basis points as required by the OTS, and do not give any effect to actions that management might take to counteract that change. The changes in net portfolio value under all rate changes shown were within guidelines approved by the board of directors.

December 31, 2009

Net Portfolio Value
(Dollars in thousands)
Changes					NPV as % of PV of Assets
In Rates		$ Amount	$ Change	% Change	NPV Ratio	Change

+300	bp	162,643	-38,114	-19%	12.26%	-180	bp
+200	bp	180,333	-20,424	-10%	13.23%	-82	bp
+100	bp	190,330	-10,426	-5%	13.66%	-40	bp
0	bp	200,757			14.06%
-100	bp	NM	NM	NM	NM	NM
-200	bp	NM	NM	NM	NM	NM
-300	bp	NM	NM	NM	NM	NM

December 31, 2008

Net Portfolio Value
(Dollars in thousands)
Changes					NPV as % of PV of Assets
In Rates		$ Amount	$ Change	% Change	NPV Ratio	Change

+300	bp	168,752	-16,815	-9%	12.65%	-50	bp
+200	bp	178,643	-6,924	-4%	13.12%	-3	bp
+100	bp	185,612	45	0%	13.37%	22	bp
0	bp	185,567			13.15%
-100	bp	NM	NM	NM	NM	NM
-200	bp	NM	NM	NM	NM	NM
-300	bp	NM	NM	NM	NM	NM

NM= Not meaningful due to certain market interest rates that would be below zero at that level of rate shock.

The internal asset-liability model uses certain assumptions in assessing the interest rate risk of MutualBank. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market value of certain assets under differing interest rate scenarios, among others.

The increase in the interest rate sensitivity at December 31, 2009 compared to December 31, 2008 is a result of an increased slope on the yield curve in 2009 as certain market interest rates increased on the longer end of the curve.

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

December 31, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
MutualFirst Financial, Inc.
Muncie, Indiana

We have audited the accompanying consolidated balance sheets of MutualFirst Financial, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2009.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MutualFirst Financial, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the Unites States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MutualFirst Financial, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2010, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

BKD, LLP

Indianapolis, Indiana
March 18, 2010

MutualFirst Financial, Inc.

Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets

Cash and due from banks	$27,245,633	$21,654,283
Interest-bearing demand deposits	19,095,264	18,049,169
Cash and cash equivalents	46,340,897	39,703,452
Investment securities available for sale	130,913,670	77,254,925
Investment securities held to maturity	8,147,407	9,675,891
Total investment securities	139,061,077	86,930,816
Loans held for sale	2,520,546	1,541,110
Loans, net of allowance for loan losses of $16,414,000 and $15,107,000	1,059,694,135	1,113,132,480
Premises and equipment	34,556,318	36,500,979
Federal Home Loan Bank stock	18,631,500	18,631,500
Investment in limited partnerships	4,160,629	4,560,690
Deferred income tax benefit	19,514,151	21,237,513
Cash value of life insurance	44,247,277	42,637,240
Prepaid FDIC premiums	5,907,149	—
Core deposit and other intangibles	5,881,075	7,406,572
Other assets	18,519,603	16,545,134

Total assets	$1,399,034,357	$1,388,827,486

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$98,024,890	$93,393,362
Interest-bearing	947,171,169	869,120,808
Total deposits	1,045,196,059	962,514,170
Federal Home Loan Bank advances	197,960,396	263,112,728
Other borrowings	14,113,526	15,991,690
Other liabilities	12,037,299	16,693,959
Total liabilities	1,269,307,280	1,258,312,547

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.01 par value
Authorized - 5,000,000 shares
Issued and outstanding - 32,382 and 32,382 shares; liquidation preference $1,000 per share	324	324
Common stock, $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 6,984,754 and 6,984,754 shares	69,847	69,847
Additional paid-in capital - preferred stock	31,645,814	31,461,848
Additional paid-in capital - common stock	72,485,756	72,610,939
Retained earnings	28,654,285	29,989,003
Accumulated other comprehensive loss	(1,857,723)	(2,027,956)
Unearned benefit plan shares	(1,271,226)	(1,589,066)
Total stockholders’ equity	129,727,077	130,514,939

Total liabilities and stockholders’ equity	$1,399,034,357	$1,388,827,486

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Income
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Interest and Dividend Income
Loans receivable	$65,864,742	$61,127,725	$53,686,297
Investment securities	5,628,312	3,213,272	2,110,916
Federal Home Loan Bank stock	310,589	719,886	461,949
Deposits with financial institutions	48,665	118,064	114,596
Total interest and dividend income	71,852,308	65,178,947	56,373,758

Interest Expense
Deposits	20,870,515	21,416,502	24,498,471
Federal Home Loan Bank advances	8,762,340	9,698,795	7,656,748
Other interest expense	991,472	523,793	71,833
Total interest expense	30,624,327	31,639,090	32,227,052

Net Interest Income	41,227,981	33,539,857	24,146,706
Provision for loan losses	6,500,000	7,020,000	2,240,000
Net Interest Income After Provision for Loan Losses	34,727,981	26,519,857	21,906,706

Other Income
Service fee income	7,457,642	6,256,694	4,831,161
Net realized gain (loss) on sales of available-for-sale securities	754,990	(2,365,531)	—
Commissions	3,046,798	1,796,332	1,000,687
Equity in gains (losses) of limited partnerships	108,081	(157,575)	(99,654)
Net gains on sales of loans	2,377,222	1,438,626	390,778
Net servicing fees	244,807	(298,473)	81,033
Increase in cash value of life insurance	1,573,096	1,322,724	1,230,000
Other-than-temporary losses on securities
Total other-than-temporary losses	(5,335,121)	(1,350,000)	—
Portion of loss recognized in other comprehensive income (before taxes)	2,779,828	—	—
Net impairment losses recognized in earnings	(2,555,293)	(1,350,000)	—
Other income (loss)	146,359	(120,503)	336,554
Total other income	13,153,702	6,522,294	7,770,559

Other Expenses
Salaries and employee benefits	23,046,656	19,117,989	14,758,489
Net occupancy expenses	2,802,258	1,911,495	1,549,331
Equipment expenses	1,780,267	1,629,898	1,318,932
Data processing fees	1,510,194	1,191,655	1,058,357
Advertising and promotion	1,529,744	1,461,225	887,237
Automated teller machine expense	1,094,893	968,078	723,128
Deposit Insurance	2,262,697	512,129	83,086
Professional fees	1,291,389	1,133,012	764,007
Software subscriptions and maintenance	1,378,329	1,010,518	516,503
Repossessed asset expenses	2,025,182	875,223	609,042
Goodwill impairment	—	28,968,993	—
Other expenses	5,785,596	4,845,170	2,887,311
Total other expenses	44,507,205	63,625,385	25,155,423

Income (Loss) Before Income Tax	3,374,478	(30,583,234)	4,521,842
Income tax expense (benefit)	211,000	(8,485,000)	295,700

Net Income (Loss)	3,163,478	(22,098,234)	4,226,142
Preferred stock dividends and amortization	1,803,064	31,482	—

Net Income (Loss) Available to Common Shareholders	$1,360,414	$(22,129,716)	$4,226,142

Earnings Per Share
Basic	$0.20	$(4.22)	$1.03
Diluted	0.20	(4.22)	1.02

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2009, 2008 and 2007

						Accumulated
						Other	Unearned
		Paid-in		Paid-in		Comprehensive	Benefit
	Preferred	Capital	Common	Capital	Retained	Income	Plan
	Stock	Preferred	Stock	Common	Earnings	(Loss)	Shares	Total
Balances, January 1, 2007	$—	$—	$43,666	$33,101,586	$56,698,546	$(354,734)	$(2,224,746)	$87,264,318
Comprehensive income
Net income					4,226,142			4,226,142
Other comprehensive income, net of tax - unrealized holding gains on securities						(59,646)		(59,646)
Total comprehensive income								4,166,496
Cash dividends ($.60 per share)					(2,440,121)			(2,440,121)
Exercise of stock options			154	208,459				208,613
Stock repurchased			(1,554)	(1,032,936)	(1,758,782)			(2,793,272)
RRP shares earned				21,056				21,056
Tax benefit on stock options and RRP shares				3,382				3,382
ESOP shares earned				265,538			317,840	583,378

Balances, December 31, 2007			42,266	32,567,085	56,725,785	(414,380)	(1,906,906)	87,013,850
Comprehensive loss
Net loss					$(22,098,234)			(22,098,234)
Other comprehensive income, net of tax - unrealized holding losses on securities						(1,503,877)		(1,503,877)
Total comprehensive loss								(23,602,111)
Preferred stock issued	324	31,461,848		919,828				32,382,000
Common stock issued in acquisition, net of costs			29,117	39,758,791				39,787,908
Cash dividends ($.64 per share)					(3,489,747)			(3,489,747)
Stock repurchased			(1,536)	(660,334)	(1,148,801)			(1,810,671)
RRP shares earned				21,056				21,056
Tax expense on stock options and RRP shares				(20,529)				(20,529)

ESOP shares earned				25,042			317,840	342,882
Other adjustment						(109,699)		(109,699)

Balances December 31, 2008	324	31,461,848	69,847	72,610,939	29,989,003	(2,027,956)	(1,589,066)	130,514,939
Comprehensive loss
Net income					3,163,478			3,163,478
Other comprehensive income, net of taxes
Unrealized holding gains on available-for-sale securities						1,985,376		1,985,376
Unrealized holding losses on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income						(1,689,510)		(1,689,510)
Unrealized gain on derivative used for cash flow hedge						29,348		29,348
Unrealized loss on defined benefit plan						(154,981)		(154,981)
Total comprehensive income								3,333,711
Stock options				13,401				13,401
Cash dividends, common stock ($.42 per share)					(2,866,034)			(2,866,034)
Cash dividends, preferred stock (5%)					(1,448,196)			(1,448,196)
Tax expense on stock options and RRP shares				(35,559)				(35,559)
ESOP shares earned				(103,025)			317,840	214,815
Accretion of discount on preferred stock		183,966			(183,966)

Balances December 31, 2009	$324	$31,645,814	$69,847	$72,485,756	$28,654,285	$(1,857,723)	$(1,271,226)	$129,727,077

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Operating Activities
Net income (loss)	$3,163,478	$(22,098,234)	$4,226,142
Items not requiring (providing) cash
Provision for loan losses	6,500,000	7,020,000	2,240,000
Impairment of goodwill	—	28,968,993	—
Depreciation and amortization	4,561,919	2,812,118	2,554,786
Deferred income tax	1,471,381	(9,121,613)	(758,000)
Loans originated for sale	(160,998,914)	(41,018,545)	(24,427,954)
Proceeds from sales of loans held for sale	160,817,418	41,737,644	24,262,686
Gain on loans held for sale	(2,377,222)	(1,438,626)	(390,778)
(Gain) loss on sale of available for sale	(541,992)	2,365,531	—
Loss on impairment of securities	2,555,293	1,350,000	—
Gain on sale of premises and equipment	(187,651)	—	—
Other equity adjustments	214,815	384,467	601,052
Change in
Prepaid FDIC premiums	(5,907,149)	—	—
Interest receivable and other assets	2,093,289	1,811,318	10,356
Interest payable and other liabilities	(3,197,149)	(387,104)	1,463,546
Cash value of life insurance	(1,573,096)	(1,322,724)	(1,230,000)
Other adjustments	(925,984)	547,009	434,930
Net cash provided by operating activities	5,668,436	11,610,234	8,986,766

Investing Activities
Net change in interest earning deposits	—	100,000	193,000
Purchases of securities
Available for sale	(84,539,462)	(59,806,429)	(7,810,905)
Held to maturity	(500,000)	—	—
Proceeds from redemption-in-kind - investments	—	2,282,409	—
Proceeds from maturities and paydowns of securities
Available for sale	19,079,510	9,342,878	4,357,422
Held to maturity	1,577,833	348,629	—
Proceeds from sales of securities available for sale	11,167,302	21,519,205	802,748
Net change in loans	38,722,418	4,435,817	(2,214,872)
Proceeds from sales of loans transferred to held for sale	—	51,577,741	—
Proceeds from sale of premises and equipment	1,033,151	—	—
Purchases of premises and equipment	(1,091,423)	(3,422,071)	(2,146,757)
Proceeds from real estate owned sales	1,841,994	1,781,701	1,314,027
Cash received (paid) in acquisition, net	—	331,065	(515,257)
Other investing activities	2,916,496	(61,895)	100,671
Net cash provided by (used in) investing activities	(9,792,181)	28,429,050	(5,919,923)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	20,106,823	(19,540,396)	(543,777)
Certificates of deposits	62,575,065	(16,808,138)	(36,407,524)
Proceeds from FHLB advances	63,100,000	500,225,000	466,550,000
Repayment of FHLB advances	(127,290,189)	(521,337,084)	(432,014,627)
Proceeds from other borrowings	10,000,000	11,500,000	3,907,394
Repayment of other borrowings	(11,921,210)	(4,383,382)	(433,760)
Proceeds from issuance of preferred stock	—	32,382,000	—
Stock repurchased	—	(1,810,671)	(2,793,272)
Cash dividends	(4,314,230)	(3,489,747)	(2,440,121)
Other financing activities	(1,495,069)	(721,585)	(157,857)
Net cash provided by (used in) financing activities	10,761,190	(23,984,003)	(4,333,544)

Net Change in Cash and Cash Equivalents	6,637,445	16,055,281	(1,266,701)
Cash and Cash Equivalents, Beginning of Year	39,703,452	23,648,171	24,914,872

Cash and Cash Equivalents, End of Year	$46,340,897	$39,703,452	$23,648,171

Additional Cash Flows Information
Interest paid	$31,548,480	$31,989,878	$31,589,021
Income tax paid	550,000	900,000	445,000
Transfers from loans to foreclosed real estate	7,172,727	3,138,785	1,970,782
Mortgage servicing rights capitalized	1,579,282	823,032	241,131
Redemption in kind - investments	—	9,934,943	—

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of MutualFirst Financial, Inc. (Company) and its wholly owned subsidiary, MutualBank (Bank) and the Bank’s wholly owned subsidiaries, Mishawaka Financial Services, Mutual Federal Investment Company and the wholly owned subsidiary of Mutual Federal Investment Company, Mutual Federal REIT, Inc., conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry.  The more significant of the policies are described below.

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

Cash Equivalents - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2009 and 2008, cash equivalents consisted primarily of money market accounts with brokers and checking accounts with government sponsored entities.

Effective October 3, 2008, the FDIC’s insurance limits increased to $250,000.  The increase in federally insured limits is currently set to expire December 31, 2013.  At December 31, 2009, the Company’s cash accounts exceeded federally insured limits by approximately $14,718,000.  The Company also had uninsured accounts of approximately $10,524,000 primarily at the Federal Reserve and Federal Home Loan Bank.

Investment Securities - Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost.  Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (ASC 320-10).  When the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

As a result of this guidance, the Company’s consolidated statement of income as of December 31, 2009, reflects the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis.  For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

Prior to the adoption of the recent accounting guidance on April 1, 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

For equity securities, when the Company has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made.  The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made.

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
December 31, 2009, 2008 and 2007
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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.  Management believes that as of December 31, 2009, the allowance for loan losses is adequate based on information currently available.  A worsening or protracted economic decline in the areas within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank (FHLB) system.  The required investment in the common stock is based on a predetermined formula and is carried at cost.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Investment in limited partnerships is recorded primarily on the equity method of accounting.  Losses due to impairment are recorded when it is determined that the investment no longer has the ability to recover its carrying amount.  The benefits of low income housing tax credits associated with the investment are accrued when earned.

Deferred tax assets are evaluated on a quarterly basis for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our future projected operating performance and our actual results.  We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period.  Future adjustments to the deferred tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of the net deferred tax assets.  The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carry back or carry forward periods under applicable tax laws.  Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in the near term if estimates of future taxable income during the carry forward period are reduced.  Such a charge could have a material adverse effect on our results of operations, financial condition, and capital position.

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

As of December 31, 2008, the total balance of goodwill was considered impaired and it was written off completely.

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

Reclassifications of certain amounts in the 2007 and 2008 consolidated financial statements have been made to conform to the 2009 presentation.

Stock Options are accounted for in accordance with FASB ASC 718, Stock Compensation.  At December 31, 2009, the Company has a stock-based employee compensation plan, which is described more fully in Note 24.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Current Economic Conditions.  The current protracted economic decline continues to present financial institutions with circumstances and challenges, which in some cases have resulted in large and unanticipated declines in the fair values of investments and other assets, constraints on liquidity and capital and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.

At December 31, 2009, the Company held $334,752,000 in commercial loans, including $257,368,000 in loans collateralized by commercial and development real estate.  Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

The accompanying financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Bank’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Note 2:	Impact of Accounting Pronouncements

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

In January 2010, the FASB issued an accounting standard providing additional guidance relating to fair value measurement disclosures.  Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy including when such transfers were recognized and the reasons for those transfers.  For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements.  Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques.  This accounting standard will be effective at the beginning of 2010, except for the detailed Level 3 disclosures, which will be effective at the beginning of 2011.  The company is currently evaluating the impact of this standard on its financial statements.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The combination was accounted for under the purchase method of accounting. All assets and liabilities were recorded at their fair values as of July 18, 2008.  The purchase accounting adjustments will be amortized over the life of the respective asset or liability.  MFB's results of operations are included in the Company's consolidated income statement beginning July 18, 2008.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Cash and cash equivalents	$11,179
Investments	23,490
Loans	378,075
Premises and equipment	18,565
Core deposit intangible	6,645
Goodwill	14,781
Other assets	19,263
Total assets acquired	471,998

Deposits	332,075
Borrowings	97,361
Other liabilities	5,346
Total liabilities assumed	434,782

Net assets acquired	$37,216

The following pro forma information discloses the results of operations as though the merger had taken place at the beginning of the year.

Year Ended December 31	2008

Net Interest Income	$42,151

Net Income (Loss)	$(21,202)

Net Income per Share - Combined
Basic	$(3.04)
Diluted	$(3.04)

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 4:	Restriction on Cash

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2009 was $4,556,000.

Note 5:	Investment Securities

	2009
Available for Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities	$29,175	$824	$(109)	$29,890
Collateralized mortgage obligations	85,726	1,874	(571)	87,029
Municipals	9,313	360	(17)	9,656
Small Business Administration	158	—	(1)	157
Corporate obligations	7,321	—	(4,782)	2,539
Marketable equity securities	1,685	—	(42)	1,643

Total investment securities	$133,378	$3,058	$(5,522)	$130,914

Held to Maturity Securities

Mortgage-backed securities	$4,619	$29	$(1,373)	$3,275
Collateralized mortgage obligations	3,028	158	(632)	2,554
Federal agencies	500	4	—	504

Total investment securities	$8,147	$191	$(2,005)	$6,333
	2008
Available for Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities	$14,771	$393	$(1)	$15,163
Collateralized mortgage obligations	43,821	786	(968)	43,639
Federal agencies	499	3	—	502
Municipals	857	—	—	857
Small Business Administration	71	—	(1)	70
Corporate obligations	18,797	9	(3,279)	15,527
Marketable equity securities	1,635	—	(138)	1,497

Total investment securities	$80,451	$1,191	$(4,387)	$77,255

Held to Maturity Securities

Mortgage-backed securities	$5,498	$247	$(762)	$4,983
Collateralized mortgage obligations	4,178	138	(771)	3,545

Total investment securities	$9,676	$385	$(1,533)	$8,528

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Marketable equity securities consist of shares in mutual funds which invest in government obligations and mortgage-backed securities.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2009 and 2008 was $35,317,000 and $18,868,000, which is approximately 27 percent and 24 percent of the Company’s investment portfolio at those dates.  These declines in fair value primarily resulted from changes in market conditions.

Based on evaluation of available evidence, including recent changes in market interest rates, management believes the declines in fair value for these securities, other than those discussed below, are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

During 2009, the Bank determined that four trust preferred securities, one corporate bond, and seven private labeled mortgage backed securities were other than temporarily impaired.  The amount of the impairment totaled $2,555,000 and $1,350,000 in 2009 and 2008, respectively and is reflected in the statement of operations.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008:

	2009
	Less than 12 Months		12 Months or More		Total
Available for Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$8,511	$(109)	$—	$—	$8,511	$(109)
Collateralized mortgage obligations	16,829	(251)	4,609	(320)	21,438	(571)
Municipals	1,025	(17)	—	—	1,025	(17)
Small Business Administration	—	—	157	(1)	157	(1)
Corporate obligations	—	—	2,539	(4,782)	2,539	(4,782)
Marketable equity securities	—	—	1,647	(42)	1,647	(42)

Total temporarily impaired securities	$26,365	$(377)	$8,952	$(5,145)	$35,317	$(5,522)

Held to Maturity

Mortgage-backed securities	$239	$(559)	$1,521	$(814)	$1,760	$(1,373)
Collateralized mortgage obligations	199	(157)	420	(475)	619	(632)

Total temporarily impaired securities	$438	$(716)	$1,941	$(1,289)	$2,379	$(2,005)

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in CMOs were caused by interest rate changes.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Corporate Obligations

The Company’s unrealized loss on investments in corporate obligations primarily relates to investments in pooled trust preferred securities.  The unrealized losses were primarily caused by (a) a recent decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (b) a recent sector downgrade by several industry analysts.  The Company currently expects some of the securities to settle at a price less than the amortized cost basis of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security).  The Company has recognized a loss equal to the credit loss for these securities, establishing a new, lower amortized cost basis.  The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.  Because the Company does not intend to sell the investment and it is likely the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investments to be other-than-temporarily impaired at December 31, 2009.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Other-than-temporary Impairment

Upon acquisition of a security, the Company decides whether it is within the scope of the accounting guidance for beneficial interests in securitized financial assets or will be evaluated for impairment under the accounting guidance for investments in debt and equity securities.

The accounting guidance for beneficial interests in securitized financial assets provides incremental impairment guidance for a subset of the debt securities within the scope of the guidance for investments in debt and equity securities.  For securities where the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial asset impairment model.  For securities where the security is not a beneficial interest in securitized financial assets, the Company uses debt and equity securities impairment model.

The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred.  Economic models are used to determine whether an other-than-temporary impairment has occurred on these securities.  While all securities are considered, the securities primarily impacted by other-than-temporary impairment testing are pooled trust preferred and private-label mortgage-backed securities.  For each pooled trust preferred and private-label mortgage-backed security in the investment portfolio (including but not limited to those whose fair value is less than their amortized cost basis), an extensive, regular review is conducted to determine if an other-than-temporary impairment has occurred.  Various inputs to the economic models are used to determine if an unrealized loss is other-than-temporary.

The Bank’s trust preferred securities valuation was prepared by an independent third party.  Their approach to determining fair value involved several steps including:

•	Detailed credit and structural evaluation of each piece of collateral in the trust preferred securities;
•	Collateral performance projections for each piece of collateral in the trust preferred security;
•	Terms of the trust preferred structure, as laid out in the indenture; and
•	Discounted cash flow modeling.

MutualFirst Financial uses market-based yield indicators as a baseline for determining appropriate discount rates, and then adjusts the resulting discount rates on the basis of its credit and structural analysis of specific trust preferred securities.  The primary focus is on the returns a fixed income investor would require in order to allocate capital on a risk adjusted basis.  There is currently no active market for pooled trust preferred securities; however, the Company looks principally to market yields for stand-alone trust preferred securities issued by banks, thrifts and insurance companies for which there is an active and liquid market.  The next step is to make a series of adjustments to reflect the differences that exist between these products (both credit and structural) and, most importantly, to reflect idiosyncratic credit performance differences (both actual and projected) between these products and the underlying collateral in the specific trust preferred security.  Importantly, as part of the analysis described above, MutualFirst considers the fact that structured instruments frequently exhibit leverage not present in stand-alone instruments, and make adjustments as necessary to reflect this additional risk.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The default and recovery probabilities for each piece of collateral were formed based on the evaluation of the collateral credit and a review of historical industry default data and current/near-term operating conditions.  For collateral that has already defaulted, the Company assumed no recovery.  For collateral that was in deferral, the Company assumed a recovery of 10% of par for banks, thrifts or other depository institutions, and 15% of par for insurance companies.  Although the Company conservatively assumed that the majority of the deferring collateral continues to defer and eventually defaults, we also recognize there is a possibility that some deferring collateral may become current at some point in the future.

To determine if the unrealized loss for private-label mortgage-backed securities is other-than-temporary, the Company projects total estimated defaults of the underlying assets (mortgages) and multiplies that calculated amount by an estimate of realizable value upon sale in the marketplace (severity) in order to determine the projected collateral loss.  The Company also evaluates the current credit enhancement underlying the bond to determine the impact on cash flows.  If the Company determines that a given mortgage-backed security position will be subject to a write-down or loss, the Company records the expected credit loss as a charge to earnings.

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

	Accumulated Credit Losses	Accumulated Credit Losses
	2009	2008

Credit losses on debt securities held
Beginning of year	$(1,350)	$—
Additions related to increases in previously recognized other-than-temporary losses	(2,555)	(1,350)

As of December 31,	$(3,905)	$(1,350)

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The amortized cost and fair value of securities available for sale at December 31, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2009
	Available for Sale		Held to Maturity
Description Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$100	$100	$—	$—-
One to five years	—	—	—	—
Five to ten years	2,564	2,709	—	—
After ten years	13,970	9,386	—	—
	16,634	12,195	—	—
Mortgage-backed securities	29,175	29,890	4,619	3,275
Collateralized mortgage obligations	85,726	87,029	3,028	2,554
Marketable equity securities	1,685	1,643	—	—
Small Business Administration	158	157	—	—
Agency	—	—	500	504

Totals	$133,378	$130,914	$8,147	$6,333

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $2,071,000 and $1,997,000 at December 31, 2009 and 2008.

Proceeds from sales of securities available for sale during 2009, 2008 and 2007 were $11,167,000, $21,519,000 and $803,000.  Gross gains of $542,000, $204,000, and $0 in 2009, 2008 and 2007 were recognized in those sales.  In 2009, the realized gain on sale of securities reported also reflects a gain on sale of subsidiary of $137,000 and the sale of Mastercard stock of $75,000.  Gross losses of $0, $2,570,000 and $0 in 2009, 2008 and 2007 were recognized on those sales.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 6:	Fair Values of Financial Instruments

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3

December 31, 2009
Mortgage-backed securities	$29,890	$—	$29,890	$—
Collateralized mortgage obligations	87,029	—	87,029	—
Municipals	9,656	—	9,656	—
Small Business Administration	157	—	157	—
Corporate obligations	2,539	—	—	2,539
Marketable equity securities	1,643	1,643	—	—

Available-for-sale securities	$130,914	$1,643	$126,732	$2,539

December 31, 2008
Mortgage-backed securities	$15,163	$—	$15,163	$—
Collateralized mortgage obligations	43,639	—	43,639	—
Federal agencies	502	—	502	—
Municipals	857	—	857	—
Small Business Administration	70	—	70	—
Corporate obligations	15,527	—	9,210	6,317
Marketable equity securities	1,497	—	1,497	—

Available-for-sale securities	$77,255	$—	$70,938	$6,317

The following is a reconciliation of the beginning and ending balances for the years ended December 31, 2009 and 2008 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	2009	2008

Beginning balance	$6,317	$9,923

Total realized and unrealized gains and losses
Included in net income (loss)	(2,007)	(1,350)
Included in other comprehensive loss	(1,811)	(2,745)
Purchases, issuances and settlements	40	(11)
Transfers in/out of Level 3	—	500

Ending balance	$2,539	$6,317

Total gains or losses for the period included in net income (loss) attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$2,007	$1,350

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

Impaired Loans (Collateral Dependent)

Loans for which it is probable that Mutual will not collect all principal and interest due according to contractual terms are measured for impairment.  Allowable methods for determining the amount of impairment include estimating fair value include using the fair value of the collateral for collateral dependent loans.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

Other Real Estate Owned

The fair value of real estate is generally determined based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis.

Other real estate owned is classified within Level 3 of the fair value hierarchy.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3

December 31, 2009
Impaired loans	$4,614	$—	$—	$4,614
Other real estate owned	977	—	—	977

December 31, 2008
Impaired loans	$5,997	$—	$—	$5,997
Mortgage servicing rights	2,776	—	—	2,776

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents - The fair value of cash and cash equivalents approximates carrying value.

Investment Securities Available-For-Sale - Fair values are based on quoted market prices.

Investment Securities Held-To-Maturity - The fair values of held-to-maturity securities approximate carrying values.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
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

The estimated fair values of the Company’s financial instruments are as follows:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$46,341	$46,341	$39,703	$39,703
Investment securities available-for-sale	130,914	130,914	77,255	77,255
Investment securities held-to-maturity	8,147	6,333	9,676	8,528
Loans held for sale	2,521	2,527	1,541	1,574
Loans	1,059,694	1,086,805	1,113,132	1,144,394
FHLB stock	18,632	18,632	18,632	18,632
Interest receivable	4,376	4,376	5,205	5,205

Liabilities
Deposits	1,045,196	1,007,530	962,514	974,072
FHLB advances	197,960	194,717	263,113	273,853
Other borrowings	14,114	15,083	15,992	16,813
Interest payable	1,192	1,192	2,116	2,116
Advances by borrowers for taxes and insurance	1,734	1,734	3,229	3,229

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 7:	Loans and Allowance

	2009	2008
Real estate loans
One-to-four family	$468,494	$519,822
Multi-family	2,621	2,698
Commercial	257,368	250,693
Construction and development	9,817	12,232
	738,300	785,445
Consumer loans
Auto	18,848	22,715
Home equity	64,930	66,460
Home improvement	42,116	45,339
Mobile home	689	727
Recreational vehicles	81,663	79,884
Boats	45,581	46,928
Other	5,961	6,339
	259,788	268,392
Commercial business loans	77,384	75,290
Total loans	1,075,472	1,129,127

Undisbursed loans in process	(2,546)	(4,372)
Unamortized deferred loan costs, net	3,182	3,484
Allowance for loan losses	(16,414)	(15,107)

Net loans	$1,059,694	$1,113,132

	2009	2008	2007
Allowance for loan losses
Balances, January 1	$15,107	$8,352	$8,156
Provision for losses	6,500	7,020	2,240
Allowance acquired in acquisition	—	2,954	—
Recoveries on loans	1,063	1,213	679
Loans charged off	(6,256)	(4,432)	(2,723)

Balances, December 31	$16,414	$15,107	$8,352

At December 31, 2009 and 2008, accruing loans delinquent 90 days or more totaled $1,934,000 and $1,473,000. Non-accruing loans at December 31, 2009 and 2008 were $29,086,000 and $19,998,000.

Impaired loans totaled $28,048,000 and $20,178,000 at December 31, 2009 and 2008, respectively. An allowance for loan losses of $1,463,000 and $781,000 relates to impaired loans of $6,102,000 and $2,973,000 at December 31, 2009 and 2008, respectively. At December 31, 2009, impaired loans of $21,946,000 had no related allowance for loan losses.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Interest of $781,000, $839,000 and $449,000 was recognized on average impaired loans of $22,109,000, $16,481,000 and $9,488,000 for 2009, 2008 and 2007, respectively. Interest of $138,000, $140,000 and $151,000 was recognized on impaired loans on a cash basis during 2009, 2008 and 2007, respectively.

Note 8:	Related Party Transactions

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

The aggregate amount of loans, as defined, to such related parties was as follows:

Balances, January 1, 2009	$7,575
Change in composition	245
New loans, including renewals	1,573
Payments, etc., including renewals	(893)

Balances, December 31, 2009	$8,500

Note 9:	Premises and Equipment

	2009	2008

Cost
Land	$12,758	$13,248
Buildings and land improvements	25,267	25,272
Equipment	13,738	14,381
Total cost	51,763	52,901
Accumulated depreciation and amortization	(17,207)	(16,400)

Net	$34,556	$36,501

Note 10:	Investment In Limited Partnerships

	2009	2008

Pedcor Investments 1990-XIII (99.00 percent ownership)	$—	$625
Pedcor Investments 1997-XXVIII (99.00 percent ownership)	1,981	2,145
Pedcor Investments 1987-XXXI (49.50 percent ownership)	313	361
Pedcor Investments 2000-XLI (50.00 percent ownership)	742	862
Pedcor Investments 2001-LI (9.90 percent ownership)	223	268
Pedcor Investments 2008-CIII (21.50 percent ownership)	902	300

	$4,161	$4,561

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The limited partnerships build, own and operate apartment complexes.  The Company records its equity in the net income or loss of the limited partnerships based on the Company’s interest in the partnerships.  The Company recorded income (losses) from these limited partnerships of $108,000, $(158,000) and $(100,000) for 2009, 2008 and 2007.  In addition, the Company has recorded the benefit of low income housing credits of $874,000, $1,214,000 and $811,000 for 2009, 2008 and 2007.  Combined financial statements for the limited partnerships recorded under the equity method of accounting are as follows:

	2009	2008
Combined condensed balance sheets
Assets
Cash	$573	$7,487
Land and property	55,070	43,038
Other assets	2,174	4,693

Total assets	$57,817	$55,218

Liabilities
Notes payable	$47,878	$46,189
Other liabilities	1,087	1,835
Total liabilities	48,965	48,024

Partners' equity (deficit)
General partners	(3,124)	(3,120)
Limited partners	11,976	10,314
Total partners’ equity	8,852	7,194

Total liabilities and partners' equity	$57,817	$55,218

	2009	2008	2007
Combined condensed statements of operations
Total revenue	$5,394	$5,994	$4,007
Total expenses	(6,027)	(6,833)	(4,647)

Net loss	$(633)	$(839)	$(640)

Note 11:	Intangibles

	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposits	$8,047	$2,692	$8,047	$1,249
Other	675	149	675	66

	$8,722	$2,841	$8,722	$1,315

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Amortization expense for the years ended December 31, 2009 and 2008, was $1,525,000 and $805,000, respectively.  Estimated amortization expense for each of the following five years is:

2010	$1,348
2011	1,160
2012	962
2013	782
2014	616
Thereafter	1,013

$5,881

Note 12:	Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2008, were:

2008

Balance as of January 1	$14,188
Goodwill acquired during the year	14,781
Impairment losses	(28,969)

Balance as of December 31	$—

During the fourth quarter 2008, the decline in the market value of the Company’s stock below its book value and the decline in the economic environment in which the Company operates caused management to engage a third party business valuation specialist to perform the annual impairment test of goodwill.  The third-party specialist used three methods of evaluation to determine the fair value of the reporting unit.  The methods considered comparable transactions based on pricing ratios recently paid in the sale or merger of comparable banking franchises, the Company’s trading price and application of an industry based control premium and the present value of projected dividends and a terminal value.  The value of each approach was weighted and an overall summary of the Company’s fair value was calculated.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 13:	Deposits

	2009	2008

Noninterest-bearing demand	$98,025	$93,393
Interest-bearing demand	154,431	156,787
Savings	84,553	79,111
Money market savings	60,479	47,584
Certificates and other time deposits of $100,000 or more	212,457	192,445
Other certificates	435,251	393,194

Total deposits	$1,045,196	$962,514

Certificates, including other time deposits of $100,000 or more, maturing in years ending December 31:

2010	$383,707
2011	120,456
2012	49,603
2013	37,956
2014	49,420
Thereafter	6,566

$647,708

Note 14:	Federal Home Loan Bank Advances

Maturities Years Ending December 31

2010	$92,923
2011	41,986
2012	40,306
2013	13,575
2014	7,347
Thereafter	1,823

$197,960

At December 31, 2009, the Company has pledged $429,299,000 in qualifying first mortgage loans as collateral for advances and outstanding letters of credit.  Advances, at interest rates from 0.57 to 7.33 percent at December 31, 2009, are subject to restrictions or penalties in the event of prepayment.

At December 31, 2009, the Company had a total of $47 million in putable advances with Federal Home Loan Bank.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 15:	Other Borrowings

In 2009, the Company borrowed $10,000,000 from First Tennessee Bank, N.A..  The Company borrowed these funds at a fixed rate of 5.90%, with principal and interest payments made quarterly.  The loan is collateralized by the Bank’s stock.  The loan matures in December 2014.

As a condition of the Company’s loan agreements with First Tennessee Bank, N.A., MutualFirst must maintain an annual ROA of .40%.  As of December 31, 2009 the Company was not in compliance with this debt covenant.  This covenant has been waived by First Tennessee.

The Company assumed $5,000,000 in debentures as the result of the acquisition of MFB in 2008.  In July 2005, MFB formed MFBC Statutory Trust (MFBC), as wholly owned business trust, to sell trust preferred securities.  The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from MFB.  The junior subordinated debentures are the sole assets of MFBC and are fully and unconditionally guaranteed by the Company.  The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis.  The securities bear a fixed rate of interest of 6.22% for the first five years, resetting quarterly thereafter at the prevailing three-month LIBOR rate plus 170 basis points.  In 2009, the Company entered into a forward interest rate swap that will fix the variable rate portion for five years at 5.15%.  The Company may redeem the trust preferred securities, in whole or in part, without penalty, on or after September 15, 2010, or earlier upon the occurrence of certain events with the payment of a premium upon redemption.  These securities mature on September 15, 2035.  The net balance of the note as of December 31, 2009 was $3,888,000 due to the fair value of the note as of the acquisition.

The Bank has a noninterest-bearing, unsecured term note payable to Pedcor Investments 1997-XXVIII, L.P. of $226,000 and $647,000 at December 31, 2009 and 2008 payable in semiannual installments through January 1, 2010.  At December 31, 2009 and 2008, the Bank was obligated under an irrevocable direct pay letter of credit for the benefit of a third party in the amount of $223,000 and $628,000, respectively, relating to this note and the financing for an apartment project by Pedcor Investments 1997-XXVIII L.P.

Note Payable Principal Payments Due in Years Ending December 31

2010	$989
2011	800
2012	848
2013	901
2014	6,688

Total notes payable	$10,226

Other borrowings consisted of the following components as of December 31:

	2009	2008

Notes payable	$10,226	$12,147
Subordinate debentures	3,888	3,845

Total	$14,114	$15,992

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 16:	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of these loans consist of the following:

	2009	2008	2007

Loans serviced for
Freddie Mac	$431,815	$384,808	$137,973
Fannie Mae	1,589	2,148	1,936
Federal Home Loan Bank	27,012	37,070	33,998
Other investors	2,282	4,064	4,757

	$462,698	$428,090	$178,664

The aggregate fair value of capitalized mortgage servicing rights is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates.  The fair value of mortgage servicing rights at December 31, 2009 was $3,484,000.

	2009	2008	2007

Mortgage Servicing Rights
Balances, January 1	$3,276	$1,126	$1,261
Servicing rights capitalized	1,579	823	241
Servicing rights acquired	—	1,844	—
Amortization of servicing rights	(871)	(517)	(376)
	3,984	3,276	1,126
Valuation allowance	(500)	(500)	—

Balances, December 31	$3,484	$2,776	$1,126

The fair value of servicing rights subsequently measured using the amortization method was as follows:

	2009	2008
Mortgage Servicing Rights
Fair value, beginning of period	$2,776	$1,629
Fair value, end of period	3,510	2,776

Activity in the valuation allowance for mortgage servicing right was as follows:

	2009	2008	2007

Balance, beginning of year	$500	$—	$—
Additions	—	500	—
Reductions	—	—	—

Balances, end of year	$500	$500	$—

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 17:	Income Tax

	2009	2008	2007
Income tax expense (credit)
Currently payable
Federal	$(1,270)	$281	$1,012
State	9	356	42
Deferred
Federal	1,481	(7,781)	(691)
State	(9)	(1,341)	(67)

Total income tax expense (credit)	$211	$(8,485)	$296

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	$1,147	$(10,398)	$1,537
Effect of state income taxes	—	(650)	(17)
Low income housing credits	(874)	(1,214)	(811)
Tax-exempt income	(733)	(539)	(525)
Increase in valuation allowance	615	—	—
Goodwill impairment	—	4,280	—
Other	56	36	112

Actual tax expense (credit)	$211	$(8,485)	$296

Effective tax rate	6.25%	(27.74)%	6.50%

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The components of the deferred asset included on the balance sheets are as follows:

	2009	2008
Assets
Unrealized loss on securities available for sale	$843	$1,095
Allowance for loan losses	6,815	6,072
Deferred compensation	3,516	3,102
Business tax and AMT credit carryovers	5,386	4,891
Capital loss carryover	1,860	1,627
Net operating loss carryover	2,057	1,940
Goodwill impairment	4,859	5,682
Other	2,582	2,265
Total assets	27,918	26,674

Liabilities
Depreciation and amortization	(2,036)	(468)
FHLB stock	(731)	(738)
State income tax	(1,044)	(525)
Loan fees	—	(184)
Investments in limited partnerships	(1,830)	(1,649)
Mortgage servicing rights	(1,428)	(1,152)
Total liabilities	(7,069)	(4,716)

Valuation Allowance
Beginning balance	(720)	—
(Increase) decrease during period	(615)	(720)
Ending balance	(1,335)	(720)

Net deferred tax asset	$19,514	$21,238

The Company has unused business income tax credits of $5,213,000 that begin to expire in 2024.  In addition, the Company has an AMT credit carryover of $173,000 with an unlimited carryover period.

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

The Company’s federal income tax returns have been closed without audit by the IRS through its year ended December 31, 2005.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 18:	Other Comprehensive Income (Loss)

		2009
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Net unrealized gain on securities available-for-sale	$1,825	$(723)	$1,102
Less: reclassification adjustment for losses realized in net income	(1,465)	582	(883)
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(2,796)	1,107	(1,689)
Net unrealized gain on derivative used for cash flow hedges	44	(15)	29
Net unrealized loss relating to defined benefit plan liability	(257)	102	(155)

Net unrealized gains	$281	$(111)	$170

		2008
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized holding losses arising during the year	$(6,206)	$2,458	$(3,748)
Less: reclassification adjustment for losses realized in net income	(3,716)	1,472	(2,244)
Net unrealized loss relating to defined benefit plan liability	(182)	72	(110)

Net unrealized losses	$(2,673)	$1,058	$(1,614)

		2007
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount

Unrealized holding losses arising during the year	$(99)	$39	$(60)
Less: reclassification adjustment for losses realized in net income	—	—	—

Net unrealized losses	$(99)	$39	$(60)

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2009	2008	2007
Net unrealized gain (loss) on securities available-for-sale	$331	$(3,176)	$(686)
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(2,796)	—	—
Net unrealized gain on derivative used for cash flow hedges	44	—	—
Net unrealized loss relating to defined benefit plan liability	(438)	(182)	—
	(2,859)	(3,358)	(686)
Tax benefit	(1,001)	(1,330)	(272)

Net of tax amount	$(1,858)	$(2,028)	$(414)

Note 19:	Commitments and Contingent Liabilities

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

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2009	2008	2007

Loan commitments	$145,136	$164,922	$93,662
Standby letters of credit	5,370	7,065	4,160

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
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

Commitments to originate mortgage loans that will be held for resale are recorded at their fair values with subsequent changes in fair value included in current earnings.  Commitments to originate or acquire fixed-rate mortgage loans that will be held for resale were $1,600,000 and $12,500,000 at December 31, 2009 and 2008, respectively.

Note 20:	Stockholders’ Equity

The Company is not subject to any regulatory restrictions on the payment of cash dividends to its stockholders up to $.16 per share (see note below for further information).

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding retained net income for the previous two calendar years.  In the event the Bank becomes unable to pay dividends to the Company, the Company may not be able to service its debt, pay its other obligations or pay dividends on its common stock.  At December 31, 2009, the Bank had no regulatory approval to pay dividends to the Company.

Note 21:	Capital Purchase Program

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

Note 22:	Regulatory Capital

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized.  Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations.  At December 31, 2009 and 2008, the Bank was categorized as well capitalized and met all subject capital adequacy requirements.  There are no conditions or events since December 31, 2009 that management believes have changed the Bank’s classification.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009
Total risk-based capital (to risk-weighted assets)	$133,872	12.8%	$83,579	8.0%	$104,474	10.0%
Tier 1 risk-based capital (to risk-weighted assets)	130,340	11.6%	41,790	4.0%	62,685	6.0%
Core capital (to adjusted total assets)	130,340	9.4%	55,580	4.0%	69,475	5.0%
Core capital (to adjusted tangible assets)	130,340	9.4%	27,790	2.0%	N/A	N/A
Tangible capital (to adjusted total assets)	130,340	9.4%	20,843	1.5%	N/A	N/A

As of December 31, 2008
Total risk-based capital (to risk-weighted assets)	$144,897	13.3%	$87,091	8.0%	$108,864	10.0%
Tier 1 risk-based capital (to risk-weighted assets)	131,289	12.1%	43,546	4.0%	65,318	6.0%
Core capital (to adjusted total assets)	131,289	9.5%	55,211	4.0%	69,014	5.0%
Core capital (to adjusted tangible assets)	131,289	9.5%	27,606	2.0%	N/A	N/A
Tangible capital (to adjusted total assets)	131,289	9.5%	20,704	1.5%	N/A	N/A

Note 23:	Employee Benefits

The Company has a retirement savings 401(k) plan in which substantially all employees may participate.  The contributions are discretionary and determined annually.  The Company matches employees' contributions at the rate of 100 percent of participant contributions to the 401(k) up to a maximum of 6% of their compensation and made a discretionary contribution to the plan of 3% of qualified compensation.  The Company’s expense for the plan was $716,000, $505,000 and $330,000 for 2009, 2008 and 2007.

The Company has a supplemental retirement plan and deferred compensation arrangements for the benefit of certain officers.  The Company also has deferred compensation arrangements with certain directors whereby, in lieu of currently receiving fees, the directors or their beneficiaries will be paid benefits for an established period following the director’s retirement or death.  These arrangements are informally funded by life insurance contracts which have been purchased by the Company.  The Company records a liability for these vested benefits based on the present value of future payments.  The Company’s expense for the plan was $857,000, $717,000 and $682,000 for 2009, 2008 and 2007.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The Company has an ESOP covering substantially all of its employees.  At December 31, 2009, 2008 and 2007, the Company had 127,138, 158,922 and 190,706 unearned ESOP shares with a fair value of $760,285, $1,072,724 and $2,658,000.  Shares are released to participants proportionately as ESOP debt is repaid.  Dividends on allocated shares are recorded as dividends and charged to retained earnings.  Dividends on unallocated shares are used to repay the loan.  Compensation expense is recorded equal to the fair market value of the stock committed-to-be-released when contributions, which are determined annually by the Board of Directors of the Company and Bank, are made to the ESOP.  Expense under the ESOP for 2009, 2008 and 2007 was $215,000, $343,000 and $583,000.  The following table provides information on ESOP shares at December 31.

	2009	2008	2007

Allocated shares	345,195	256,089	207,274
Suspense shares	127,138	158,922	190,709
Committed-to-be released shares	31,783	31,783	31,783

The Company has a Recognition and Retention Plan (RRP) for the award of up to 232,784 shares of the common stock of the Company to directors and executive officers.  Common stock awarded under the RRP vests ratably over a three or five-year period commencing with the date of the grants.  Expense recognized on the vested shares totaled approximately $0, $21,000 and $21,000 in 2009, 2008 and 2007.

A summary of the status of the Company’s RRP shares as of December 31, 2009 and changes during the year then ended, is presented below:

	2009
	Shares	Weighted- Average Grant-Date Fair Value

RRP, beginning of year	4,917	$25.66
Vested	4,917	25.66

RRP, end of year	—	$—

As of December 31, 2009 and 2008, there was $0 and $0 of total unrecognized compensation cost related to RRP share-based compensation arrangements granted under the Plan.  The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007, was $22,000, $66,000 and $99,000, respectively.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 24:	Stock Option Plan

Under the Company’s stock option plan, which has been accounted for in accordance with FASB ASC 718, Stock Compensation, the Company grants selected executives and other key employees and directors incentive and non-qualified stock option awards which vest and become fully exercisable at the discretion of the stock option committee as the options are granted.  The Company is authorized to grant options for up to 934,702 shares of the Company’s common stock under two separate stock option plans.  Under certain provisions of the plan, the number of shares available for grant may be increased without shareholder approval by the amount of shares surrendered as payment of the exercise price of the stock option and by the number of shares of common stock of the Company that could be repurchased by the Company using proceeds from the exercise of stock options.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table.  Expected volatility is based on historical volatility of the Company’s stock and other factors.  The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted represents the period of time that options are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The discount rate for post-vesting restrictions is estimated based on the Company’s credit-adjusted risk-free rate of return.

Assumptions	2009
Expected volatility	36.9%
Expected dividends	4.4%
Expected term (in years)	5.6 years
Risk-free rate	2.7%

The following is a summary of the status of the Company’s stock option plan and changes in that plan for 2009.

	2009
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, beginning of year	643,498	$13.99
Granted	59,000	5.98
Exercised	—	—
Forfeited/expired	(72,780)	12.39

Outstanding, end of year	629,718	$11.58	5.2 years	$—

Options exercisable at year end	580,718

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The weighted-average grant-date fair value of options granted during 2009 was $1.34.  The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was $0, $0 and $79,000, respectively.

Cash received from options exercised under all share-based payment arrangements for years ended December 31, 2009, 2008 and 2007 was $0, $0 and $209,000, respectively.  The actual tax benefit (expense) realized for the tax deductions from options exercised and RRP shares vested totaled ($36,000), ($21,000) and $3,000, respectively, for the years ended December 31, 2009, 2008 and 2007.

Note 25:	Stock Repurchase Plan

On September 12, 2007, the Company announced that its Board of Directors approved a stock repurchase program for up to 215,000 of the outstanding common shares of the Company.  As of July 8, 2008 all 215,000 shares under this plan had been purchased.

On August 13, 2008, the Company announced that its Board of Directors approved a stock repurchase program for up to 350,000 of the outstanding common shares of the Company.  Shares may be purchased from time to time in the open market and in large block privately negotiated transactions.  The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased.  As of December 31, 2009, the Company had purchased 10,000 shares under the program.

Note 26:	Earnings Per Share

Earnings per share were computed as follows:

	2009
	Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$3,163	6,840,659	$0.46
Dividends and amortization on preferred stock	(1,803)
Income available to common stockholders	1,360	6,840,659	$0.20

Effect of Dilutive Securities
Stock options		89

Diluted Earnings Per Share
Income (loss) available to common stockholders and assumed conversions	$1,360	6,840,748	$0.20

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

Options to purchase 586,988, 638,318, and 91,000 shares of common stock at $14.33, $13.89 and $25.02 per share, respectively, were outstanding at December 31, 2009, 2008 and 2007, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Warrants to purchase 625,135, 625,135 and 0 shares of common stock at $7.77, $7.77 and $0 per share, respectively, were outstanding at December 31, 2009, 2008 and 2007, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 27:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2009	2008
Assets
Cash on deposit with Bank	$2,666	$2,896
Cash on deposit with others	250	—
Total cash	2,916	2,896
Investment in common stock of Bank	140,463	142,417
Deferred and current income tax	226	669
Other assets	50	40

Total assets	$143,655	$146,022

Liabilities
Other borrowings	$13,888	$15,345
Other liabilities	40	162
Total liabilities	13,928	15,507

Stockholders' Equity	129,727	130,515

Total liabilities and stockholders' equity	$143,655	$146,022

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed Statements of Income

	2009	2008	2007
Income
Interest income from Bank	$23	$10	$29
Dividends from Bank	6,000	3,000	2,200
Other income	16	—	56
Total income	6,039	3,010	2,285

Expenses	1,463	1,221	383

Income before income tax and equity in undistributed income of the Bank	4,576	1,789	1,902

Income tax benefit	(484)	(412)	(118)

Income before equity in undistributed income (distributions in excess of income) of the Bank	5,060	2,201	2,020

Equity in undistributed income (distributions in excess of income) of the Bank	(1,897)	(24,299)	2,206

Net income (loss)	3,163	(22,098)	4,226

Preferred stock dividends and amortization	1,803	31	—

Net Income (Loss) Available to Common Shareholders	$1,360	$(22,130)	$4,226

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed Statements of Cash Flows

	2009	2008	2007
Operating Activities
Net income (loss)	$3,163	$(22,098)	$4,226
Item not requiring cash
ESOP shares earned	215	343	583
Deferred income tax benefit	3	(251)	—
Distributions in excess of income (equity in undistributed income) of the Bank	1,897	24,299	(2,206)
Other	591	(13)	620
Net cash provided by operating activities	5,869	2,280	3,223

Investing Activities
Proceeds from sale of investment	—	431	—
Loss on sale of investment	—	329	—
Investment in bank	—	(29,144)	—
Cash paid in acquisition, net	—	(9,115)	—
Maturity of certificate of deposit	—	—	100
Net cash provided by (used in) investing activities	—	(37,499)	100

Financing Activities
Repayment of other borrowings	(11,500)	(496)	—
Proceeds from issuance of long-term debt	10,000	11,500	—
Proceeds from issuance of preferred stock	—	32,382	—
Stock repurchased	—	(1,811)	(2,793)
Cash dividends	(4,314)	(3,490)	(2,440)
Proceeds from stock options exercised	—	—	209
Tax benefit on stock options and RRP shares	(35)	(21)	3
Net cash provided by (used in) financing activities	(5,849)	38,064	(5,021)

Net Change in Cash	20	2,845	(1,698)

Cash, Beginning of Year	2,896	51	1,749

Cash, End of Year	$2,916	$2,896	$51

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 28:	Quarterly Results of Operations (Unaudited)

Quarter Ended	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income (Loss)	Net Income (Loss) Available to Common Shareholders	Basic Earnings Per Common Share	Diluted Earnings Per Common Share

2009
March	$18,656	$8,264	$10,392	$1,450	$1,796	$1,345	$0.20	$0.20
June	18,136	7,824	10,312	1,750	1,315	864	0.13	0.13
September	17,682	7,439	10,243	1,650	1,242	791	0.12	0.12
December	17,378	7,097	10,281	1,650	(1,189)	(1,640)	(0.24)	(0.24)

Total	$71,852	$30,624	$41,228	$6,500	$3,164	$1,360	0.20	0.20

2008
March	$13,757	$7,397	$6,360	$612	$1,215	$1,215	$0.30	$0.30
June	13,489	6,689	6,800	733	1,175	1,175	0.30	0.30
September	18,825	8,989	9,836	913	359	359	0.06	0.06
December	19,108	8,564	10,544	4,762	(24,847)	(24,879)	(3.65)	(3.65)

Total	$65,179	$31,639	$33,540	$7,020	$(22,098)	$(22,130)	(4.22)	(4.22)

2007
March	$13,809	$7,814	$5,995	$332	$1,044	$1,044	$0.25	$0.25
June	14,056	7,941	6,115	533	1,129	1,129	0.27	0.27
September	14,128	8,277	5,851	532	1,161	1,161	0.28	0.28
December	14,380	8,195	6,185	843	892	892	0.22	0.22

Total	$56,373	$32,227	$24,146	$2,240	$4,226	$4,226	1.03	1.02

Other-than-temporary impairment of securities of $2.4 million, net of tax, had an adverse impact on the fourth quarter 2009.  Earnings in the fourth quarter 2008 were negatively impacted primarily due to a goodwill impairment of $22.6 million, net of tax and increased loan loss provisions due to the current decline in the economy.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2009, was carried out under the supervision and with the participation of our Chief Executive Officer, Principal Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report. Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting is set forth below under “Management’s Report on Internal Control Over Financial Reporting.”

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

Date: March 18, 2010	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

	By:	/s/Timothy J. McArdle
Timothy J. McArdle
Treasurer and Chief Financial Officer

Item 9B.	Other Information

None.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Information concerning the Company’s directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2010, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company who are directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2010, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The business experience for at least the past five years for each of our executive officers who do not serve as directors is set forth below.

John H. Bowles. Age 64 years. Mr. Bowles has served as Senior Vice President and Manager of consumer Banking since January 2009. From November 2004 until January 2009, he served as Senior Vice President and Manager of Investment and Private Banking. Prior to 2004, he was president of Star Financial Bank/NewCastle Region from 1987 to 2004.

Timothy J. McArdle. Age 59 years. Mr. McArdle, a certified public accountant, has served as Senior Vice President and Chief Financial Officer of MutualBank since 1995, and Treasurer of MutualBank since 1986. He also serves as Senior Vice President, Treasurer and Controller of MutualFirst Financial. He has been employed by MutualBank since 1981.

Stephen C. Selby. Age 64 years. Since 1995, Mr. Selby has served as Senior Vice President of the Operations Division at MutualBank. Prior to 1995, he served as Vice President of the Operations Division for nine years. Mr. Selby has served in various other capacities at MutualBank since 1964.

Donald R. Kyle. Age 63 years. Mr. Kyle has served as Senior Vice President of the Business Banking Division of the Bank since July 2008. Prior to joining the Bank, he had served as Executive Vice President and Chief Operating Officer of MFB Financial since July 1999. Previously, he served as Regional President of National City Bank.

Sharon L. Ferguson. Age 54 years. Ms. Ferguson has served as Senior Vice President of Risk Management of the Bank since February 2009. From April 2008 until February 2009, she served as Senior Vice President of Consumer Banking. From September 2007 to April 2008 she served as Vice President of Retail Products. From October 2005 until September 2007 she served as Assistant Vice President, Retail Products Manager. Prior to October 2005 she served as Assistant Vice President, Consumer Lending and Deposits Manager. She has been with the Bank since March 1998.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Linn A. Crull (Chairman), Wilbur R. Davis, Edward J. Dobrow, Jerry D. McVicker, Edward J. Levy, Jonathan C. Kintner and James D. Rosema, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Crull and Mr. Levy are both considered to be an “audit committee financial expert” as defined in applicable SEC rules. Additional information concerning the audit committee of the Company’s Board of Directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2010, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2010, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2010, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	629,718	$11.58	314,702	(1)

Equity compensation plans not approved by security holders	—	—	—

(1)
Includes 20,961 shares available for future grants under MutualFirst Financial, Inc’s 2001 stock option plan and 293,741 shares available for future grants under MutualFirst Financial, Inc.’s 2008 stock option plan.

Item 13.	Certain Relationships and Related Transactions

Information required by this item concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2010, which will be filed no later than 120 days after the close of the fiscal year.

Item 14.	Principal Accountant Fees and Services

Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2010, a copy of which will be filed not later than 120 days after the close of the fiscal year

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8 of this Form 10-K:

(a)(2) List of Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) List of Exhibits:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2.1	Agreement and Plan of Merger, dated as of January 7, 2008, by and among MutualFirst Financial, Inc., MutualFirst Acquisition Corp. and MFB Corp.	#
3.1	Articles of Incorporation	*
3.2	Articles Supplementary for the Series A Preferred Stock	+
3.3	Amended Bylaws	###
3.4	Articles Supplementary to the Company’s Charter re: term of appointed directors effective July 15, 2008	$
4.1	Form of Common Stock Certificate	*
4.2	Warrant for Purchase of Shares of Common Stock	+
4.3	Form of Certificate for the Series A Preferred Stock	++++
9	Voting Trust Agreement	None
10.1	Employment Agreement with David W. Heeter	+++
10.2	Employment Agreement with Patrick C. Botts	+++
10.3	Employment Agreement with Timothy J. McArdle	**
10.4	Form of Supplemental Retirement Plan Income Agreements for Steven Campbell, Patrick C. Botts, David W. Heeter, Timothy J. McArdle and Stephen C. Selby	**
10.5	Blank
10.6	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker	++
10.7	Form of Agreements for Executive Deferred Compensation Plan for Patrick C. Botts, Steven Campbell, David W. Heeter, Timothy J. McArdle and Stephen C. Selby	**
10.8	Registrant’s 2001 Stock Option and Incentive Plan	***
10.9	Registrant’s 2001 Recognition and Retention Plan	***
10.11	Director Fee Arrangements for 2010	10.11
10.12	Director Deferred Compensation Plan	##
10.13	MutualFirst Financial, Inc. 2008 Stock Option and Incentive Plan	++++
10.14	MFB Corp. 2002 Stock Option Plan	++++
10.15	MFB Corp. 1997 Stock Option Plan	++++
10.16	Employment Agreement with Charles J. Viater	++++
10.17	Salary Continuation Agreement with Charles J. Viater	++++
10.18
Letter Agreement (including Schedule A, Securities Purchase Agreement, dated December 23, 2008 between MutualFirst Financial, Inc. and United States Department of the Treasury with respect to the issuance and sale of the Series A Preferred Stock and Warrant
+
10.19	Form of compensation modification agreement and waiver for named executive officers	+
10.20	Loan Agreement with First Tennesee Bank National Association dated December 21, 2009.	10.20
10.21	Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan	10.21
10.22	Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan	10.22
11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
14	Code of Ethics	+++
16	Letter re change in certifying accountant	None
18	Letter re change in accounting principles	None
21	Subsidiaries of the registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of Experts and Counsel	23
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32
99.1	Certification of Principal Executive Officer Pursuant to 31 CFR § 30.15	99.1
99.2	Certification of Principal Financial Officer Pursuant to 31 CFR § 30.15	99.2

*
Filed as an exhibit to the Company’s Form S-1 registration statement filed on September 16, 1999 (File No. 333-87239) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.

**
Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2001.  Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

***
Filed as an Appendix to the Company’s Form S-4/A Registration Statement filed on October 19, 2001 (File No. 333-46510).  Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

+	Filed as an exhibit to the Company’s Form 8-K filed on December 23, 2008 (File No. 000-27905) and incorporated herein by reference.
++
Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2002.  Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

+++
Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2004.  Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

++++	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference.
#	Filed as an exhibit to the Company’s Form 8-K filed on January 8, 2008 and incorporated herein by reference.
##
Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16,2007.  Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

###
Filed as an exhibit to the Company’s Form 8-K filed on October 15, 2007 (File No. 000-27905).  Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

$	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.
$$	Filed as an exhibit to the Company’s Form 8-K filed on December 24, 2009 and incorporated herein by reference.

(b)  Exhibits - See list in (a)(3) and the following signature page.

(c)  Financial Statements Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MutualFirst Financial, Inc.

Date: March 18, 2010	By:	/s/David W. Heeter
David W. Heeter, President and Chief Executive Officer
Duly Authorized Representative)

POWER OF ATTORNEY

We, the undersigned officers and directors of MutualFirst Financial, Inc., hereby severally and individually constitute and appoint David W. Heeter and Timothy J. McArdle, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/David W. Heeter	/s/Wilbur R. Davis
David W. Heeter, President and Director	Wilbur R. Davis, Chairman of the Board
(Principal Executive Officer)

Date: March 18, 2010	Date: March 18, 2010

/s/Patrick C. Botts	/s/Edward J. Dobrow
Patrick C. Botts, Director	Edward J. Dobrow, Director

Date: March 18, 2010	Date: March 18, 2010

/s/Linn A. Crull	/s/James D. Rosema
Linn A. Crull, Director	James D. Rosema, Director

Date: March 18, 2010	Date: March 18, 2010

/s/William V. Hughes	/s/Jerry D. McVicker
William V. Hughes, Director	Jerry D. McVicker, Director

Date: March 18, 2010	Date: March 18, 2010

/s/Jon R. Marler	/s/Jonathan E. Kintner, O.D.
Jon R. Marler, Director	Jonathan E. Kintner, O.D., Director

Date: March 18, 2010	Date: March 18, 2010

/s/Edward C. Levy	/s/Michael J. Marien
Edward C. Levy, Director	Michael J. Marien, Director

Date: March 18, 2010	Date: March 18, 2010

/s/Charles J. Viater	/s/ Timothy J. McArdle
Charles J. Viater, Director	Timothy J. McArdle, Senior Vice President
Treasurer and Controller
(Principal Financial and Accounting Officer)

Date: March 18, 2010	Date: March 18, 2010

INDEX TO EXHIBITS

Number	Description

10.11	Director Fee Arrangements for 2010

10.20	Loan Agreement with First Tennessee Bank, N.A.

10.21	Incentive Stock Option Award Agreement

10.22	Non-qualified Stock Option Award Agreement

21	Subsidiaries of the Registrant

23	Consent of Accountants

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

99.1	Certification of Principal Executive Officer Pursuant to 31 CFR § 30.15

99.2	Certification of Principal Financial Officer Pursuant to 31 CFR § 30.15

i