Form 10-K/A
period 2009-12-31
MUTUALFIRST FINANCIAL INC
filed 2010-03-29
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K—Portions of registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders.

The purpose of this amendment (Amendment No. 1) on Form 10-K/A to the Annual Report on Form 10-K of MutualFirst Financial, Inc. (the “Company”) for the fiscal year ended December 31, 2009, which was originally filed with the Securities and Exchange Commission on March 18, 2010, is to include in Item 8 a revised report of the Company’s independent registered public accounting firm to correct a clerical error in the verbiage in the initial filing.  A reference to the audit of internal controls and the associated report and opinion was inadvertently left in the Report included in the filed Form 10-K for the fiscal year ended December 31, 2009.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update any other disclosures.  Information not affected by the amendment is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-K.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
MutualFirst Financial, Inc.
Muncie, Indiana

We have audited the accompanying consolidated balance sheets of MutualFirst Financial, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MutualFirst Financial, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

BKD, LLP

Indianapolis, Indiana
March 18, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MutualFirst Financial, Inc.

Date: March 29, 2010	By:	/s/David W. Heeter
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

/s/David W. Heeter	/s/Wilbur R. Davis
David W. Heeter, President and Director	Wilbur R. Davis, Chairman of the Board
(Principal Executive Officer)

Date: March 29, 2010	Date: March 29, 2010

/s/Patrick C. Botts	/s/Edward J. Dobrow
Patrick C. Botts, Director	Edward J. Dobrow, Director

Date: March 29, 2010	Date: March 29, 2010

/s/Linn A. Crull	/s/James D. Rosema
Linn A. Crull, Director	James D. Rosema, Director

Date: March 29, 2010	Date: March 29, 2010

/s/William V. Hughes	/s/Jerry D. McVicker
William V. Hughes, Director	Jerry D. McVicker, Director

Date: March 29, 2010	Date: March 29, 2010

/s/Jon R. Marler	/s/Jonathan E. Kintner, O.D.
Jon R. Marler, Director	Jonathan E. Kintner, O.D., Director

Date: March 29, 2010	Date: March 29, 2010

/s/Edward C. Levy	/s/Michael J. Marien
Edward C. Levy, Director	Michael J. Marien, Director

Date: March 29, 2010	Date: March 29, 2010

/s/Charles J. Viater	/s/ Timothy J. McArdle
Charles J. Viater, Director	Timothy J. McArdle, Senior Vice President
Treasurer and Controller
(Principal Financial and Accounting Officer)

Date: March 29, 2010	Date: March 29, 2010

INDEX TO EXHIBITS

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification