Form 10-Q
period 2010-03-31
MUTUALFIRST FINANCIAL INC
filed 2010-05-17
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the transition period from _________to _______________

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
The number of shares of the Registrant’s common stock, with $.01 par value, outstanding as of May 14, 2010 was 6,984,754.

FORM 10 – Q
MutualFirst Financial, Inc.

INDEX

PART 1     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)

Assets
Cash	$17,145,091	$27,245,633
Interest-bearing demand deposits	104,859,355	19,095,264
Cash and cash equivalents	122,004,446	46,340,897
Investment securities available for sale	172,843,811	130,913,670
Investment securities held to maturity	7,663,851	8,147,407
Total investment securities	180,507,662	139,061,077
Loans held for sale	3,718,711	2,520,546
Loans	1,045,603,134	1,076,108,466
Allowance for loan losses	(16,635,320)	(16,414,331)
Net loans	1,028,967,814	1,059,694,135
Premises and equipment, net of accumulated depreciation of $16,635,000 and $16,414,000	34,098,633	34,556,318
Federal Home Loan Bank of Indianapolis stock, at cost	18,631,500	18,631,500
Investment in limited partnerships	4,033,012	4,160,629
Cash surrender value of life insurance	44,630,216	44,247,277
Prepaid FDIC premium	5,490,996	5,907,149
Core deposit and other intangibles	5,528,095	5,881,075
Deferred income tax benefit	19,534,511	19,514,151
Other assets	19,985,885	18,519,603

Total assets	$1,487,131,481	$1,399,034,357

Liabilities
Deposits
Non-interest-bearing	$104,474,123	$98,024,890
Interest bearing	1,017,913,252	947,171,169
Total deposits	1,122,387,375	1,045,196,059
Federal Home Loan Bank advances	207,050,638	197,960,396
Other borrowings	13,702,690	14,113,526
Other liabilities	13,665,240	12,037,299
Total liabilities	1,356,805,943	1,269,307,280

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $.01 par value Authorized and unissued — 5,000,000 shares Issued and outstanding — 32,382 shares; liquidation preference $1,000 per share	324	324
Common stock, $.01 par value Authorized — 20,000,000 shares Issued and outstanding —6,984,754 shares	69,847	69,847
Additional paid-in capital - preferred stock	31,691,805	31,645,814
Additional paid-in capital - common stock	72,461,857	72,485,756
Retained earnings	29,127,755	28,654,285
Accumulated other comprehensive loss	(1,834,284)	(1,857,723)
Unearned employee stock ownership plan (ESOP) shares	(1,191,766)	(1,271,226)
Total stockholders' equity	130,325,538	129,727,077

Total liabilities and stockholders' equity	$1,487,131,481	$1,399,034,357

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Interest Income
Loans receivable, including fees	$15,500,545	$17,128,494
Investment securities:
Mortgage-backed securities	1,348,189	942,357
Federal Home Loan Bank stock	93,923	119,000
Other investments	258,818	455,777
Deposits with financial institutions	43,009	10,304
Total interest income	17,244,484	18,655,932

Interest Expense
Passbook savings	34,459	65,474
Certificates of deposit	4,326,167	5,204,620
Daily Money Market accounts	147,156	129,203
Demand and NOW acounts	198,008	200,447
Federal Home Loan Bank advances	1,814,769	2,430,999
Other interest expense	236,012	233,651
Total interest expense	6,756,571	8,264,394

Net Interest Income	10,487,914	10,391,538
Provision for losses on loans	1,525,000	1,450,000
Net Interest Income After Provision for Loan Losses	8,962,914	8,941,538

Other Income
Service fee income	1,739,889	1,689,590
Net realized gain (loss) on sale of securities	284,828	652
Equity in losses of limited partnerships	(127,215)	(77,744)
Commissions	941,516	628,221
Net gains on sales of loans	354,309	1,025,995
Net servicing fees	36,848	77,037
Increase in cash surrender value of life insurance	382,939	386,479
Other-than-temporary losses on securities
Total other-than-temporary losses	(1,831,057)	(200,000)
Portion of loss recognized in other comprehensive income (before taxes)	1,254,239	0
Net impairment losses recognized in earnings	(576,818)	(200,000)
Other income	104,210	50,355
Total other income	3,140,506	3,580,585

Other Expenses
Salaries and employee benefits	5,335,825	5,460,003
Net occupancy expenses	660,877	809,974
Equipment expenses	485,095	337,203
Data processing fees	410,641	353,815
Automated teller machine	279,079	280,137
Deposit insurance	445,954	387,984
Professional fees	342,319	334,608
Advertising and promotion	297,889	362,500
Software subscriptions and maintenance	397,123	332,751
Intangible amortization	352,980	397,357
Repossessed assets expense	466,885	297,696
Other expenses	859,432	1,018,024
Total other expenses	10,334,099	10,372,052

Income Before Income Tax	1,769,321	2,150,071
Income tax expense	426,000	354,000

Net Income	1,343,321	1,796,071
Preferred stock dividends and amortization	450,766	450,766
Net Income Available to Common Shareholders	$892,555	$1,345,305

Basic earnings per common share	$0.13	$0.20

Diluted earnings per common share	$0.13	$0.20

Dividends per common share	$0.06	$0.12

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Quarter Ended March 31, 2010
(Unaudited)

	Common Stock			Preferred Stock					Accumulated
			Additional			Additional			Other	Unearned
	Shares		paid-in	Shares		paid-in	Comprehensive	Retained	Comprehensive	ESOP
	Outstanding	Amount	capital	Outstanding	Amount	capital	Income	Earnings	Income (Loss)	shares	Total

Balances, December 31, 2009	6,984,754	$69,847	$72,485,756	32,382	$324	$31,645,814		$28,654,285	$(1,857,723)	$(1,271,226)	$129,727,077

Comprehensive income

Net income for the period							$1,343,321	1,343,321			1,343,321

Other comprehensive income, net of tax

Net unrealized gain on securities							111,562		$111,561		111,561

Net unrealized loss on derivatives							(88,122)		(88,122)		(88,122)

Comprehensive income							$1,366,761

ESOP shares earned			(29,817)							79,460	49,643

Accretion of discount on preferred stock						45,991		(45,991)			0

Share-based compensation			5,918								5,918

Cash dividends ($.06 per common share)								(419,085)			(419,085)

Cash dividends - preferred stock								(404,775)			(404,775)

Balances, March 31, 2010	6,984,754	$69,847	$72,461,857	32,382	$324	$31,691,805		$29,127,755	$(1,834,284)	$(1,191,766)	$130,325,538

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net income	$1,343,321	$1,796,071
Items not requiring (providing) cash
Provision for loan losses	1,525,000	1,450,000
Depreciation and amortization	1,278,720	1,070,119
Deferred income tax	(42,441)	858,655
Loans originated for sale	(15,466,632)	(56,081,338)
Proceeds from sales of loans held for sale	14,480,091	42,442,457
Gains on sales of loans held for sale	(354,309)	(1,025,995)
Gain on available for sale securities	(284,828)	(652)
Gain on sale of premises and equipment	-	(187,651)
Loss on other-than-temporary impairement, AFS securities	576,818	200,000
ESOP compensation expense	49,643	46,246
Change in
Interest receivable and other assets	(119,065)	809,227
Prepaid FDIC premiums	416,153	2,887
Interest payable and other liabilities	479,389	(538,691)
Cash value of life insurance	(382,939)	(386,479)
Other adjustments	(32,147)	(380,630)
Net cash provided by (used in) operating activities	3,466,774	(9,925,774)

Investing Activities
Net change in interest earning deposits	-	(14,000,000)
Purchases of securities available for sale	(56,426,287)	(24,701,997)
Proceeds from maturities and paydowns of securities:
Available for sale	6,019,368	4,155,426
Held to maturity	322,120	380,040
Proceeds from sale of available-for-sale securities	8,408,554	500,000
Net change in loans	25,525,197	19,815,913
Purchases of premises and equipment	(85,045)	(186,590)
Proceeds from sale of premises and equipment	-	1,033,151
Proceeds from real estate owned sales	1,312,736	560,081
Other investing activities	759,037	268,381
Net cash used in investing activities	(14,164,320)	(12,175,595)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	42,662,481	(7,661,417)
Certificates of deposits	34,528,835	59,521,288
Proceeds from FHLB advances	20,000,000	7,000,000
Repayment of FHLB advances	(10,733,315)	(27,549,026)
Repayment of other borrowings	(421,598)	(415,655)
Cash dividends paid	(823,860)	(1,071,450)
Other financing activities	1,148,552	1,303,554
Net cash provided by financing activities	86,361,095	31,127,294

Net Change in Cash and Cash Equivalents	75,663,549	9,025,925

Cash and Cash Equivalents, Beginning of Year	46,340,897	39,703,452

Cash and Cash Equivalents, End of Year	$122,004,446	$48,729,377

Additional Cash Flows Information
Interest paid	$6,617,556	$7,973,004
Income tax paid	-	-
Transfers from loans to foreclosed real estate	3,409,821	482,737
Mortgage servicing rights capitalized	142,685	885,732

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2009 filed with the Securities and Exchange Commission.

The interim consolidated financial statements at March 31, 2010, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2009 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings per share

Earnings per share were computed as follows: (Dollars in thousands except per share data)

	Three Months Ended Ended March 31,
	2010			2009
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
	(000's)			(000's)

Basic Earnings Per Share
Net income	$1,344	6,861,589		$1,796	6,825,544
Dividends and accretion on preferred stock	(451)			(451)
Income available to common shareholders	$893	6,861,589	$0.13	$1,345	6,825,544	$0.20
Effect of Dilutive securities
Stock options and RRP grants		2,549			0
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$893	6,864,138	$0.13	$1,345	6,825,544	$0.20

Options of 570,718 and 596,603 shares and warrants of 625,135 shares, in each period, were not included in the calculation above due to being anti-dilutive to earnings per share as of March 31, 2010 and 2009, respectively.

Note 3:  Impact of Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new a new standard regarding accounting for transfers and servicing of financial assets and extinguishments of liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

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

The Company adopted this new accounting pronouncement for the quarterly period ended March 31, 2010, as required, and adoption did not have a material impact on the statements taken as a whole.

In January 2010, the FASB issued an accounting standard providing additional guidance relating to fair value measurement disclosures.  Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy including when such transfers were recognized and the reasons for those transfers.  For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements.  Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques.  This accounting standard is effective at the beginning of 2010, except for the detailed Level 3 disclosures, which will be effective at the beginning of 2011.  The Company adopted this new accounting pronouncement for the quarterly period ended March 31, 2010, as required, and the adoption did not have a material impact on the statements taken as a whole.

In 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivative providing clarification on the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption - one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.  The amendments in the ASU are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010.  The Company is currently evaluating the potential impact, if any, of the adoption of this statement.

Note 4: Investments

The amortized cost and approximate fair values of securities as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value
Available for Sale Securities
Mortgage-backed securities	$48,517	$955	$(80)	$49,392
Collateralized mortgage obligations	111,716	2,220	(314)	113,622
Municipals	1,186	53	(5)	1,234
Federal Agencies	5,000	16	(41)	4,975
Small Business Administration	69	-	(1)	68
Corporate obligations	6,945	-	(5,054)	1,891
Marketable equity securities	1,696	-	(34)	1,662
Total investment securities	$175,129	$3,244	$(5,529)	$172,844

Held to Maturity Securities
Mortgage-backed securities	$4,378	$38	$(1,270)	$3,146
Collateralized mortgage obligations	2,786	158	(523)	2,421
Federal Agency	500	3	-	503
Total investment securities	$7,664	$199	$(1,793)	$6,070

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value
Available for Sale Securities
Mortgage-backed securities	$29,175	$824	$(109)	$29,890
Collateralized mortgage obligations	85,726	1,874	(571)	87,029
Municipals	9,313	360	(17)	9,656
Small Business Administration	158	-	(1)	157
Corporate obligations	7,321	-	(4,782)	2,539
Marketable equity securities	1,685	-	(42)	1,643
Total investment securities	$133,378	$3,058	$(5,522)	$130,914

Held to Maturity Securities
Mortgage-backed securities	$4,619	$29	$(1,373)	$3,275
Collateralized mortgage obligations	3,028	158	(632)	2,554
Federal Agency	500	4	-	504
Total investment securities	$8,147	$191	$(2,005)	$6,333

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
Description Securities	Cost	Value	Cost	Value
Security obligations due
Within one year	$100	$100	$-	$-
One to five years	1,000	1,002	500	503
Five to ten years	-	-	-	-
After ten years	12,031	6,998	-	-
	13,131	8,100	500	503
Mortgage-backed securities	48,517	49,392	4,378	3,146
Collateralized mortgage obligations	111,716	113,622	2,786	2,421
Small Business Administration	69	68	-	-
Marketable equity securities	1,696	1,662	-	-
Totals	$175,129	$172,844	$7,664	$6,070

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $2.0 million at March 31, 2010.

Gross gains of $285,000 resulting from sales of available-for-sale securities were realized for the first three months of 2010.  There were no losses recognized on these sales.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at March 31, 2010, was $29.7 million, a decrease from $35.3 million at December 31, 2009, which was approximately 17 percent and 18 percent of the Company’s investment portfolio at those dates, respectively.

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

During the first quarter 2010, the Bank determined that two trust preferred securities and seven private labeled mortgage backed securities were other than temporarily impaired.  The amount of the impairment totaled $577,000 and is reflected in the statement of operations.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009:

	March 31, 2010
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
Mortgage-backed securities	$17,227	$(80)	$-	$-	$17,227	$(80)
Collateralized mortgage obligations	1,960	(35)	4,341	(279)	6,301	(314)
Federal agencies	1,959	(41)	-	-	1,959	(41)
Municipals	-	-	668	(5)	668	(5)
Small Business Administration	-	-	68	(1)	68	(1)
Corporate obligations	-	-	1,791	(5,054)	1,791	(5,054)
Marketable equity securities	-	-	1,662	(34)	1,662	(34)
Total temporarily impaired securities	$21,146	$(156)	$8,530	$(5,373)	$29,676	$(5,529)

Held to Maturity
Mortgage-backed securities	$190	$(551)	$1,417	$(719)	1,607	(1,270)
Collateralized mortgage obligations	183	(118)	411	(405)	594	(523)
Total temporarily impaired securities	$373	$(669)	$1,828	$(1,124)	$2,201	$(1,793)

	March 31, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
Mortgage-backed securities	$8,511	$(109)	$-	$-	$8,511	$(109)
Collateralized mortgage obligations	16,829	(251)	4,609	(320)	21,438	(571)
Municipals	1,025	(17)	-	-	1,025	(17)
Small Business Administration	-	-	157	(1)	157	(1)
Corporate obligations	-	-	2,539	(4,782)	2,539	(4,782)
Marketable equity securities	-	-	1,647	(42)	1,647	(42)
Total temporarily impaired securities	$26,365	$(377)	$8,952	$(5,145)	$35,317	$(5,522)

Held to Maturity
Mortgage-backed securities	$239	$(559)	$1,521	$(814)	1,760	(1,373)
Collateralized mortgage obligations	199	(157)	420	(475)	619	(632)
Total temporarily impaired securities	$438	$(716)	$1,941	$(1,289)	$2,379	$(2,005)

Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in CMOs were caused by interest rate changes.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Corporate Obligations

The Company’s unrealized loss on investments in corporate obligations primarily relates to investments in pooled trust securities.  The unrealized losses were primarily caused by (a) a recent decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (b) a recent sector downgrade by several industry analysts.  The Company currently expects some of the securities to settle at a price less than the amortized cost basis of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security).  The Company has recognized a loss equal to the credit loss for these securities, establishing a new, lower amortized cost basis.  The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.  Because the Company does not intend to sell the investments and it is likely the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investments to be other-than-temporarily impaired at March 31, 2010.

MutualBank evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis.  During the quarter ending March 31, 2010, the Bank determined that two corporate securities met the definition of OTTI.  These pooled trust preferred securities had a total write-down of $393,000.  Impairment on these securities was determined after analyzing the cash flow to be received, underlying collateral and determining the amount of additional losses needed in the individual pools to create a shortfall in interest or principal payments.  All trust preferred securities were priced using a discounted cash flow analysis as of March 31, 2010.

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

The Bank’s trust preferred securities valuation was internally prepared.  The approach to determining fair value involved several steps including:

•	Detailed credit and structural evaluation of each piece of collateral in the trust preferred securities;

•	Collateral performance projections for each piece of collateral in the trust preferred security;

•	Terms of the trust preferred structure, as laid out in the indenture; and

•	Discounted cash flow modeling.

Pooled Trust Preferred Securities. MutualFirst Financial, Inc., has a current amortized cost in pooled trust preferred securities of $6.8 million, which had an original par value of $10.3 million.  These securities have a current fair value of $1.8 million.  The following table provides additional information related to the Bank’s investment in trust preferred securities as of March 31, 2010:

						Realized
		Original	Book	Fair	Unrealized	Losses		Lowest
Deal	Class	Par	Value	Value	Loss	2010	2009	Rating
	(Dollars in thousands)

Alesco Preferred Funding IX	A2A	$1,000	$894	$251	$(643)	$-	$-	BB
Alesco Preferred Funding XVII	C1	1,000	105	2	(103)	-	(900)	Ca
Preferred Term Securities XIII	B1	1,000	823	415	(408)	-	(177)	Ca
Preferred Term Securities XVIII	C	1,000	891	139	(752)	(117)	-	Ca
Preferred Term Securities XXVII	C1	1,000	691	182	(509)	(276)	-	Ca
U.S. Capital Funding I	B1	3,000	2,891	617	(2,274)	-	(109)	Caa1
U.S. Capital Funding III	B1	1,000	500	185	(315)	-	-	Ca
U.S. Capital Funding V	B1	1,300	51	1	(50)	-	(605)	Caa3

Total		$10,300	$6,846	$1,792	$(5,054)	$(393)	$(1,791)

Private Label Mortgage Backed Securities.  In 2008, the Company redeemed two mutual funds and received cash and underlying securities in the mutual fund as payment.  As of March 31, 2010, these held to maturity securities had a par value of $9.6 million and a book value of $7.2 million.  The securities received were agency and private label mortgage backed securities (MBS).  The agency MBS have a par value of $2.7 million and a book value of $2.6 million.  The private label MBS have a par value of $6.9 million and a book value of $4.6 million.  In the first quarter 2010, the private label MBS had an other-than-temporary impairment of $184,000.  An independent analysis was performed on several MBS that met certain criteria to determine if OTTI was present.  The average book value of the private label securities was $45,000 as of March 31, 2010.    All of these securities are monitored on a quarterly basis by management.

Other information about the private label mortgage backed securities received in the redemption in-kind transaction include:

•	The securities have vintage years between 1993 and 2007, with the majority being between 2002 and 2007.

•	The securities include sub-prime, Alt-A, and home equity loans.

•	Investment grade securities total $1.4 million in book value and $3.2 million in book value are below investment grade.

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

	Accumulated Credit Losses
	2010	2009
Credit losses on debt securities held
Beginning of year	$(3,905)	$(1,350)
Additions related to increases in previously recognized other-than- temporary losses	(577)	(200)

As of March 31,	$(4,482)	$(1,550)

Note 5:  Accumulated Other Comprehensive Loss

Other comprehensive loss components and related taxes for the three months ended March 31, were as follows:

	2010	2009
Net unrealized gain on securities available-for-sale	$1,332	$(2,122)
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(1,261)	(483)
Net unrealized loss on derivative used for cash flow hedges	(134)	-
Net unrealized loss relating to defined benefit plan liability	-	-

Less reclassification adjustment for realized losses included in income	108	199
Other comprehensive income, before tax effect	45	(2,406)
Tax expense (benefit)	22	(632)

Other comprehensive income (loss)	$23	$(1,774)

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	March 31,	December 31,
	2010	2009
Net unrealized loss on securities available-for-sale	$(1,025)	$331
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(1,261)	(2,796)
Net unrealized loss on derivative used for cash flow hedges	(89)	44
Net unrealized loss relating to defined benefit plan liability	(438)	(438)
	(2,813)	(2,859)
Tax effect	(979)	(1,001)

Net-of-tax amount	$(1,834)	$(1,858)

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

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2010
Mortgage-backed securities	$49,392	$-	$49,392	$-
Collateralized mortgage obligations	113,622	-	113,622	-
Federal agencies	4,975	-	4,975	-
Municipals	1,234	-	1,234	-
Small Business Administration	68	-	68	-
Corporate obligations	1,891	-	-	1,891
Marketable equity securities	1,662	1,662	-	-

Available-for-sale securities	$172,844	$1,662	$169,291	$1,891

December 31, 2009
Mortgage-backed securities	$29,890	$-	$29,890	$-
Collateralized mortgage obligations	87,029	-	87,029	-
Municipals	9,656	-	9,656	-
Small Business Administration	157	-	157	-
Corporate obligations	2,539	-	-	2,539
Marketable equity securities	1,643	1,643	-	-

Available-for-sale securities	$130,914	$1,643	$126,732	$2,539

The following is a reconciliation of the beginning and ending balances for the three months ended March 31, 2010 and 2009 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	2010	2009

Beginning balance	$2,539	$6,317

Total realized and unrealized gains and losses
Included in net income	(393)	(200)
Included in other comprehensive loss	(272)	(2,903)
Purchases, issuances and settlements	17	(7)
Transfers in/out of Level 3	-	-

Ending balance	$1,891	$3,207

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$393	$200

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

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3

March 31, 2010
Impaired Loans	$3,733	$-	$-	$3,733
Other real estate owned	1,580	-	-	1,580

December 31, 2009
Impaired Loans	$4,614	$-	$-	$4,614
Other real estate owned	977	-	-	977

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated condensed balance sheet as of March 31, 2010 and December 31, 2009, are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Cash and cash equivalents	$122,004	$122,004	$46,341	$46,341
Investment securities held-to-maturity	7,664	6,070	8,147	6,333
Loans held for sale	3,719	3,761	2,521	2,527
Loans	1,028,968	1,051,243	1,059,694	1,086,805
Stock in FHLB	18,632	18,632	18,632	18,632
Interest receivable	4,429	4,429	4,376	4,376

Liabilities
Deposits	$1,122,387	$1,083,559	$1,045,196	$1,007,530
FHLB advances	207,051	203,019	197,960	194,717
Other borrowings	13,703	14,747	14,114	15,083
Interest payable	1,331	1,331	1,192	1,192
Advances by borrowers for taxes and insurance	2,882	2,882	1,734	1,734

The following methods and assumptions were used to estimate the fair value of each class of financial instruments listed above:

Cash and Cash Equivalents - The fair value of cash and cash equivalents approximates carrying value.

Interest-Bearing Deposits - The fair value of interest-bearing deposits approximates carrying value.

Investment and Mortgage-Backed Securities - Fair values are based on quoted market prices and third party analysis.

 Loans Held For Sale - Fair values are based on current investor purchase commitments.

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

Mutual subsidiaries include, Mutual Federal Investment Company (“MFIC”) and Mishawaka Financial Services.  MFIC is a Nevada corporation holding approximately $161 million in investments.  MFIC currently owns one subsidiary, Mutual Federal REIT.  The assets of Mutual Federal REIT consist of approximately $89 million in one-to four-family mortgage loans.  Mishawaka Financial Services was acquired with MFB Corp. and is engaged in the sale of life and health insurance to customers of the bank.

The following should be read in conjunction with the Management’s Discussion and Analysis in the Company’s December 31, 2009 Annual Report on Form 10-K.

Critical Accounting Policies

The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies presented on pages 63 to 67 of the Annual Report on Form 10-K for the year ended December 31, 2009.  Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets, mortgage servicing rights and intangible assets.

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

The Company evaluates securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in ASC 320.  In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

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

Historically, our interest-earning assets have been longer term in nature (i.e., fixed-rate mortgage loans) and interest-bearing liabilities have been shorter term (i.e., certificates of deposit, regular savings accounts, etc.). This structure would generally impact net interest income favorably in a decreasing rate environment, assuming a normally shaped yield curve, as the rates on interest-bearing liabilities would decrease more rapidly than rates on the interest-earning assets.  Conversely, in an increasing rate environment, assuming a normally shaped yield curve, net interest income would be generally impacted unfavorably as rates on interest-earning assets would increase at a slower rate than rates on interest-bearing liabilities.  The interest rate risk exposure has been reduced due to changes in the loan composition, by increasing the percentage of loans with adjustable rates and reducing the average duration of the loan portfolio.  This decline in Mutual’s liability sensitive exposure should provide for less net portfolio value volatility with future rate movements.

It has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities, and thereby reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the origination of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of consumer and commercial loans to total loans has increased from 44% at the end of 2004 to 55% as of March 31, 2010.  As we continue to increase our investment in business-related loans, which are considered to entail greater risks than one-to four- family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses has increased to reflect this increased risk.  To help offset some of the additional risk, the Company suspended origination of indirect boat and recreational vehicle lending at the beginning of 2010.  On the liability side of the balance sheet, the Company is employing strategies to increase the balance of core deposit accounts, such as low cost checking and money market accounts. The percentage of core deposits to total deposits was 39% at March 31, 2010, compared to 36% at the end of the first quarter of 2009.  The remaining total deposits are mostly retail certificates of deposit, which continue to provide stable funding for the Company.  These are ongoing strategies that are dependent on current market conditions and competition.

During the first three months of 2010, in keeping with its strategic objective to reduce interest rate risk exposure, the Company also sold $14.3 million of long term fixed rate loans that had been held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $354,000.

Another important source of revenue for the Company is non-interest income.  Non-interest income is primarily made up of recurring income from service fee income on checking accounts and commissions from the Company’s trust and brokerage business.  Non-interest income also includes gains on sale of loans and investments and increases in cash surrender value of life insurance.  The Federal Reserve’s Regulation E has required consumers to opt-in to certain overdraft services to have access to them.  The Company is actively communicating with customers to determine their preference of opting-in or opting-out.  Depending on the number of customers that do not opt-in, service fee income on checking accounts may decline.  The Company’s trust business is a source of recurring revenue that may increase or decrease partially dependent on movement in the stock market.  The Company’s objective is to increase non-interest income, but in the short run non-interest expense may increase as proper infrastructure is put in place to support a higher level of non-interest income.

Financial Condition

Assets totaled $1.5 billion at March 31, 2010, an increase from December 31, 2009 of $88.1 million, or 6.3%. Gross loans, excluding loans held for sale, decreased $30.5 million, or 2.9%.  Consumer loans decreased $11.1 million, or 4.3%, commercial loans decreased $11.2 million, or 3.3%, and residential mortgage loans held in the portfolio decreased $8.2 million, or 1.7%. Residential mortgage loans held for sale increased $1.2 million and mortgage loans sold during the quarter totaled $14.3 million compared to $42.3 million sold in the first quarter of last year. The decrease in consumer lending was a result of the Bank suspending origination of indirect boat and recreational vehicle lending at the beginning of 2010.  These types of loans accounted for approximately 49% of the consumer outstanding balances at the beginning of 2010.  The decrease in commercial loans was a result of several commercial loans paying down, some of which were loans of concern for the Bank.  Mortgage loan balances continue to decline as the Bank has sold a majority of its fixed rate production.  Investment securities available for sale increased $41.9 million, or 32.0%, primarily due to the current liquidity available to the Bank due to loan pay-downs and increases in deposits.  The investments purchased were all agency issues primarily in mortgage-backed securities and collateralized mortgage obligations.

Allowance for loan losses was $16.6 million at March 31, 2010, an increase of $221,000 from December 31, 2009. Net charge offs for the quarter ended March 31, 2010 were $1.3 million, or .49% of average loans on an annualized basis compared to $967,000, or .34% of average loans for the comparable period in 2009.  On a linked quarter basis net charge offs decreased from an annualized .69% of average loans for the quarter ended December 31, 2009 to .49% for the current quarter.  The allowance for loan losses as a percentage of non-performing loans and total loans was 60.77% and 1.59%, respectively, at March 31, 2010 compared to 50.38% and 1.53%, respectively, at December 31, 2009 due to an increase in allowance and decrease in non-performing loans and total loans.

Total deposits were $1.1 billion at March 31, 2010 an increase of $77.2 million, or 7.4% from December 31, 2009. This increase was due to increases in certificates of deposit and savings deposits of $40.3 million and increases in demand and money market deposits of $36.9 million.  Total borrowings increased $8.7 million to $220.8 million at March 31, 2010 from $212.1 million at December 31, 2009 as the Bank has utilized longer term FHLB advances to help mitigate interest rate risk.

Stockholders’ equity was $130.3 million at March 31, 2010, an increase of $598,000, or 0.5% from December 31, 2009. The increase was due primarily to net income of $1.3 million and unrealized gains on securities of $112,000.  This increase was partially offset by dividend payments of $419,000 to common shareholders and $405,000 to preferred shareholders and net unrealized losses on derivatives of $88,000.  The Bank’s risk-based capital ratio was well in excess of “well-capitalized” levels as defined by all regulatory standards as of March 31, 2010.

Comparison of the Operating Results for the Three Months Ended March 31, 2010 and 2009

Net income available for common shareholders for the quarter ended March 31, 2010 was $893,000, or $.13 for basic and diluted earnings per common share.  This compared to net income available for common shareholder for the same period in 2009 of $1.3 million, or $.20 for basic and diluted earnings per common share. Annualized return on assets was .37% and return on average tangible common equity was 3.87% for the first quarter of 2010 compared to .51% and 5.86%, respectively, for the same period of last year.

Net interest income before the provision for loan losses increased $96,000 from $10.4 million for the three months ended March 31, 2009 to $10.5 million for the three months ended March 31, 2010. The primary reason for the increase was an increase in average earning assets of $30.6 million as a result of increased liquidity due to deposit growth.   The increase in earning assets was partially offset by a decrease in net interest margin of 5 basis points to 3.18% in the first quarter 2010 compared to 3.23% for the first quarter 2009.  The decrease in net interest margin was primarily due to the low rate of return on the increased liquidity the Bank held in the first quarter of 2010.  On a linked quarter basis, net interest income before the provision for loan losses increased $207,000 primarily due to an increase in average earning assets of $50.8 million, partially offset by a 6 basis point reduction in net interest margin.

The provision for loan losses for the first quarter of 2010 was $1.5 million, approximately the same as last year’s comparable period.  Non-performing loans to total loans at March 31, 2010 were 2.62% compared to 3.03% at December 31, 2009.  This decrease in non-performing loans was primarily due to a decrease in all segments of the loan portfolio.  Non-performing assets to total assets were 2.44% at March 31, 2010 compared to 2.86% at December 31, 2009.

The following is a summary of changes in non-interest income:

	Three Months Ended		Amount	Percent
	3/31/2010	3/31/2009	Change	Change
Non-Interest Income
Service fee income	$1,740	$1,690	$50	3.0%
Net realized gain on sale of securities	285	1	284	28400.0%
Equity in losses of limited partnerships	(127)	(78)	(49)	62.8%
Commissions	942	628	314	50.0%
Net gains on sales of loans	354	1,026	(672)	-65.5%
Net servicing fees	37	77	(40)	-51.9%
Increase in cash surrend value of life insurance	383	386	(3)	-0.8%
Net other-than-temporary losses on securities	(577)	(200)	(377)	188.5%
Other income	104	51	53	103.9%

Total Non-Interest Income	$3,141	$3,581	$(440)	-12.3%

Non-interest income decreased $440,000 to $3.1 million for the three months ended March 31, 2010, compared to the same period in 2009. This was primarily due to a decrease in gain on sale and servicing of loans as total fixed rate loans sold during the first quarter of 2010 were $14.3 million compared to $42.3 million in the same period of 2009.  Impairment of securities also increased due to a $184,000, pretax, loss on seven private labeled mortgage backed securities and a $393,000 loss, with no tax benefit recorded, on two trust preferred securities. This was offset by an increase in commission income due to an increase in trust and fiduciary accounts of $69 million, up from $309 million at March 31, 2009.  Gain on sale of securities increased as the Bank liquidated several municipal securities in the first quarter 2010.

The following is a summary of changes in non-interest expense:

	Three Months Ended		Amount	Percent
	3/31/2010	3/31/2009	Change	Change
Non-Interest Expense
Salaries and employee benefits	$5,336	$5,460	$(124)	-2.3%
Net occupancy expenses	661	810	(149)	-18.4%
Equipment expenses	485	337	148	43.9%
Data processing fees	411	354	57	16.1%
Automated teller machine	279	280	(1)	-0.4%
Deposit insurance	446	388	58	14.9%
Professional fees	342	335	7	2.1%
Advertising and promotion	298	363	(65)	-17.9%
Software subscriptions and publications	397	333	64	19.2%
Intangible amortization	353	397	(44)	-11.1%
Repossessed assets expense	467	298	169	56.7%
Other expenses	859	1,018	(159)	-15.6%

Total Non-Interest Expense	$10,334	$10,373	$(39)	-0.4%

Non-interest expense decreased $39,000 to $10.3 million for the three months ended March 31, 2010, compared to $10.4 million for the same period in 2009.  Salaries and employee benefits have continued to maintain constant through attrition and changes in employee benefits.  Net occupancy expenses have declined compared to March 2009 due to lower seasonal maintenance expenses.  Other expenses have declined compared to the same period in the prior year as the Company has looked for efficiencies and decreased miscellaneous costs.  These decreases were partially offset by an increase in repossessed asset expense due to an increase in repossessed assets of 96.4% over March 2009.

Income tax expense increased $72,000 for the three months ended March 31, 2010, compared to the same period in 2009.  The effective tax rate increased to 24.0% from 16.5% due to a decreased percentage of low income housing tax credits to taxable income when comparing the first quarter of 2010 to the first quarter of 2009 and certain other-than-temporary impairment loss recorded without a corresponding tax benefit.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year.  As of March 31, 2010, Mutual had liquid assets of $259.1 million and a liquidity ratio of 19.83%. This elevated level of liquidity is primarily due to increased cash due to the growth in deposits in the first quarter of 2010.  The liquidity ratio will fluctuate throughout the year as excess liquidity is used to originate loans and pay down FHLB advances as they mature.  The Company believes the current available liquidity will be sufficient to meet the needs of the Company throughout 2010.

Mutual continues to maintain capital ratios which exceed “well-capitalized” levels as defined pursuant to all regulatory standards as of March 31, 2010.  Mutual’s current total risk-based capital ratio is 13.28% and tier 1 risk-based capital ratio is 12.03%.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Presented below as of March 31, 2010 and 2009, is an analysis of Mutual’s interest rate risk as measured by changes in Mutual’s net portfolio value (“NPV”) assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments.

March 31, 2010

Net Portfolio Value

Changes							NPV as % of PV of Assets
In Rates	$ Amount		$ Change		% Change		NPV Ratio	Change

+300 bp	179,826		-22,454		-11%		12.60%	-75	bp
+200 bp	191,918		-10,362		-5%		13.17%	-19	bp
+100 bp	198,078		-4,202		-1%		13.34%	-2	bp
0 bp	202,280						13.36%
-100 bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)
-200 bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)
-300 bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)

March 31, 2009

Net Portfolio Value

Changes							NPV as % of PV of Assets
In Rates	$ Amount		$ Change		% Change		NPV Ratio	Change

+300 bp	177,931		-24,349		-9%		12.99%	-51	bp
+200 bp	188,198		-14,082		-4%		13.46%	-4	bp
+100 bp	195,727		-6,553		0%		13.73%	22	bp
0 bp	195,726						13.50%
-100 bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)
-200 bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)
-300 bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)

n/m(1) - not meaningful because certain market interest rates would be below zero at that level of rate shock.

The analysis at March 31, 2010, indicates that there have been no material changes in market interest rates for Mutual’s interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company’s annual report on Form 10-K for the period ended December 31, 2009.  The low level of interest rate risk exposure of Mutual is primarily due to the current structure of the balance sheet and the continuous sale of originated long term fixed-rate loans.

ITEM - 4 Controls and Procedures.

(a)
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(c) under the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Act) that occurred during the quarter ended March 31, 2010 that have materially affected, or are likely to materially affect our internal control over financial reporting.

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

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2009.

Item 2.	Registered sales of Equity Securities and use of Proceeds

On August 13, 2008 the Company’s Board of Directors authorized management to repurchase an additional 5% of the Company’s outstanding stock, or approximately 350,000 shares.  Information on the shares purchased during the first quarter of 2010 is as follows.

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price	As Part of Publicly	Be Purchased
	Shares Purchased	Per Share	Announced Plan	Under the Plan
				330,000	(1)
January 1, 2010 - January 31, 2010	-	-	-	330,000
February 1, 2010 - February 28, 2010	-	-	-	330,000
March 1, 2010 - March 31, 2010	-	-	-	330,000

	-	-	-

(1)  Amount represents the number of shares available to be repurchased under the plan as of June 30, 2009
Note:  Repurchases of stock must be approved by the Treasury while the Company participates in TARP.  No such approval was sought during the period.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Index to Exhibits
Number	Description

31.1	Rule 13a – 14(a) Certification – Chief Executive Officer

31.2	Rule 13a – 14(a) Certification – Chief Financial Officer

32	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MutualFirst Financial, Inc.

Date: May 17, 2010	By:	/s/ David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: May 17, 2010	By:	/s/ Timothy J. McArdle
Timothy J. McArdle
Senior Vice President and Treasurer