Form 10-Q
period 2010-06-30
MUTUALFIRST FINANCIAL INC
filed 2010-08-13
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the transition period from ________ to _______

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the Registrant’s common stock, with $.01 par value, outstanding as of August 12, 2010 was 6,984,754.

FORM 10 – Q
MutualFirst Financial, Inc.

PART 1     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash	$19,836,407	$27,245,633
Interest-bearing demand deposits	40,776,430	19,095,264
Cash and cash equivalents	60,612,837	46,340,897
Interest-bearing deposits	3,001,208	0
Investment securities available for sale	208,451,929	130,913,670
Investment securities held to maturity	7,097,104	8,147,407
Total investment securities	215,549,033	139,061,077
Loans held for sale	2,312,947	2,520,546
Loans	1,030,452,668	1,076,108,466
Allowance for loan losses	(16,248,263)	(16,414,331)
Net loans	1,014,204,405	1,059,694,135
Premises and equipment, net of accumulated
depreciation of $18,287,977 and $17,471,468	33,927,329	34,556,318
Federal Home Loan Bank of Indianapolis stock, at cost	18,631,500	18,631,500
Investment in limited partnerships	3,905,395	4,160,629
Cash surrender value of life insurance	45,039,404	44,247,277
Prepaid FDIC premium	5,074,341	5,907,149
Core deposit and other intangibles	5,175,115	5,881,075
Deferred income tax benefit	16,589,833	19,514,151
Other assets	17,870,874	18,519,603

Total assets	$1,441,894,221	$1,399,034,357

Liabilities
Deposits
Non-interest-bearing	$102,342,831	$98,024,890
Interest bearing	1,006,866,021	947,171,169
Total deposits	1,109,208,852	1,045,196,059
Federal Home Loan Bank advances	173,313,888	197,960,396
Other borrowings	13,527,564	14,113,526
Other liabilities	11,481,934	12,037,299
Total liabilities	1,307,532,238	1,269,307,280

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued --- 5,000,000 shares
Issued and outstanding --- 32,382 shares;	324	324
liquidation preference $1,000 per share
Common stock, $.01 par value
Authorized --- 20,000,000 shares
Issued and outstanding ---6,984,754 shares	69,847	69,847
Additional paid-in capital - preferred stock	31,737,796	31,645,814
Additional paid-in capital - common stock	72,447,908	72,485,756
Retained earnings	30,032,779	28,654,285
Accumulated other comprehensive income (loss)	1,185,635	(1,857,723)
Unearned employee stock ownership plan (ESOP) shares	(1,112,306)	(1,271,226)
Total stockholders' equity	134,361,983	129,727,077

Total liabilities and stockholders' equity	$1,441,894,221	$1,399,034,357

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest Income
Loans receivable, including fees	$15,242,467	$16,669,730	$30,743,012	$33,798,224
Investment securities:
Mortgage-backed securities	1,721,101	953,532	3,069,290	1,895,889
Federal Home Loan Bank stock	91,881	49,700	185,805	168,700
Other investments	291,757	446,245	550,575	902,022
Deposits with financial institutions	55,856	17,057	98,865	27,361
Total interest income	17,403,062	18,136,264	34,647,547	36,792,196

Interest Expense
Passbook savings	35,469	66,572	69,928	132,046
Certificates of deposit	4,173,942	4,905,056	8,500,109	10,109,676
Daily Money Market accounts	155,765	120,611	302,920	249,814
Demand and NOW acounts	256,923	193,906	454,932	394,353
Federal Home Loan Bank advances	1,668,348	2,271,023	3,483,117	4,702,022
Other interest expense	234,239	266,853	470,251	500,504
Total interest expense	6,524,686	7,824,021	13,281,257	16,088,415

Net Interest Income	10,878,376	10,312,243	21,366,290	20,703,781
Provision for losses on loans	1,525,000	1,750,000	3,050,000	3,200,000
Net Interest Income After Provision for Loan Losses	9,353,376	8,562,243	18,316,290	17,503,781

Other Income
Service fee income	1,887,237	1,876,831	3,627,127	3,566,421
Net realized gain (loss) on sale of securities	35,448	358,192	320,276	358,844
Equity in losses of limited partnerships	(127,617)	(77,744)	(254,832)	(155,487)
Commissions	1,082,154	859,501	2,023,669	1,487,721
Net gains on sales of loans	209,378	618,365	563,687	1,644,360
Net servicing fees	31,357	59,986	68,205	137,023
Increase in cash surrender value of life insurance	372,247	412,465	755,186	798,944
Other-than-temporary losses on securities
Total other-than-temporary losses	(292,728)	0	(1,626,025)	(200,000)
Portion of loss recognized in other comperehensive income (before taxes)	141,851	0	898,330	0
Net impairment losses recognized in earnings	(150,877)	0	(727,695)	(200,000)
Other income	54,585	37,944	158,796	88,299
Total other income	3,393,912	4,145,540	6,534,419	7,726,125

Other Expenses
Salaries and employee benefits	5,331,907	5,687,690	10,667,731	11,147,692
Net occupancy expenses	581,954	584,340	1,242,831	1,394,315
Equipment expenses	494,110	479,060	979,205	816,263
Data processing fees	387,828	360,853	798,469	714,668
Automated teller machine	296,391	280,344	575,470	560,481
Deposit insurance	453,338	1,045,096	899,291	1,433,080
Professional fees	243,131	327,382	585,450	661,990
Advertising and promotion	306,096	362,500	603,985	725,000
Software subscriptions and maintenance	402,698	344,517	799,821	677,269
Intangible amortization	352,980	397,357	705,960	794,714
Repossessed assets expense	613,728	382,670	1,080,613	680,366
Other expenses	1,021,251	1,058,344	1,880,686	2,076,369
Total other expenses	10,485,412	11,310,153	20,819,512	21,682,207

Income Before Income Tax	2,261,876	1,397,630	4,031,197	3,547,699
Income tax expense	487,000	83,000	913,000	437,000

Net Income	1,774,876	1,314,630	3,118,197	3,110,699
Preferred stock dividends and amortization	450,766	450,766	901,532	901,532
Net Income Available to Common Shareholders	$1,324,110	$863,864	$2,216,665	$2,209,167

Basic earnings per common share	$0.19	$0.13	$0.32	$0.32

Diluted earnings per common share	$0.19	$0.13	$0.32	$0.32

Dividends per common share	$0.06	$0.12	$0.12	$0.24

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Six Months Ended June 30, 2010
(Unaudited)

	Common Stock			Preferred Stock					Accumulated
			Additional			Additional			Other	Unearned
	Shares		paid-in	Shares		paid-in	Comprehensive	Retained	Comprehensive	ESOP
	Outstanding	Amount	capital	Outstanding	Amount	capital	Income	Earnings	Income (Loss)	shares	Total
Balances, December 31, 2009	6,984,754	$69,847	$72,485,756	32,382	$324	$31,645,814		$28,654,285	$(1,857,723)	$(1,271,226)	$129,727,077

Comprehensive income

Net income for the period							$3,118,197	3,118,197			3,118,197

Other comprehensive income, net of tax

Net unrealized gain on securities							3,284,711		$3,284,711		3,284,711

Net unrealized loss on derivatives							(241,353)		(241,353)		(241,353)

Comprehensive income							$6,161,555

ESOP shares earned			(49,684)							158,920	109,236

Accretion of discount on preferred stock						91,982		(91,982)			0

Share-based compensation			11,836								11,836

Cash dividends ($.12 per common share)								(838,171)			(838,171)

Cash dividends - preferred stock								(809,550)			(809,550)

Balances, June 30, 2010	6,984,754	$69,847	$72,447,908	32,382	$324	$31,737,796		$30,032,779	$1,185,635	$(1,112,306)	$134,361,983

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Operating Activities
Net income	$3,118,197	$3,110,699
Items not requiring (providing) cash
Provision for loan losses	3,050,000	3,200,000
Depreciation and amortization	2,634,328	2,180,259
Prepaid FDIC premium amortization	832,808	-
Deferred income tax	1,324,741	716,417
Loans originated for sale	(22,774,710)	(110,249,099)
Proceeds from sales of loans held for sale	23,316,173	95,437,882
Gains on sales of loans held for sale	(563,687)	(1,644,360)
Gain on available for sale securities	(320,276)	(145,194)
(Gain) loss on sale of premises and equipment	918	(187,651)
Loss on other-than-temporary impairement, AFS securities	727,695	200,000
Increase in cash surrender value of life insurance	(792,127)	(835,885)
Other equity adjustments	109,236	102,065
Change in
Interest receivable and other assets	1,260,814	1,626,543
Interest payable and other liabilities	(689,624)	86,565
Other adjustments	(64,293)	(572,845)
Net cash provided by (used in) operating activities	11,170,193	(6,974,604)

Investing Activities
Net change in interest earning deposits	(3,001,208)	-
Purchases of securities available for sale
Available for sale	(96,484,125)	(45,189,265)
Held to maturity	-	(500,000)
Proceeds from maturities and paydowns of securities:
Available for sale	14,404,461	9,398,154
Held to maturity	782,176	826,193
Proceeds from sale of available-for-sale securities	9,093,021	3,442,813
Net change in loans	37,491,096	23,538,186
Purchases of premises and equipment	(456,571)	(511,850)
Proceeds from sale of premises and equipment	500	1,033,151
Proceeds from real estate owned sales	1,806,920	882,740
Other investing activities	1,867,256	742,900
Net cash used in investing activities	(34,496,474)	(6,336,978)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	32,782,700	(2,240,090)
Certificates of deposits	31,230,094	39,923,133
Proceeds from FHLB advances	20,000,000	17,500,000
Repayment of FHLB advances	(44,293,622)	(59,443,500)
Repayment of other borrowings	(607,486)	(616,655)
Cash dividends paid	(1,647,721)	(2,314,397)
Other financing activities	134,256	1,811,596
Net cash provided by (used in) financing activities	37,598,221	(5,379,913)

Net Change in Cash and Cash Equivalents	14,271,940	(18,691,495)

Cash and Cash Equivalents, Beginning of Year	46,340,897	39,703,452

Cash and Cash Equivalents, End of Year	$60,612,837	$21,011,957

Additional Cash Flows Information
Interest paid	$13,582,436	$16,651,836
Income tax paid	-	550,000
Transfers from loans to foreclosed real estate	4,422,122	1,771,955
Mortgage servicing rights capitalized	229,823	949,305

See Notes to Consolidated Condensed Financial Statements

MutualFirst Financial, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

Note 1:  Basis of Presentation

The consolidated condensed financial statements include the accounts of MutualFirst Financial, Inc. (the “Company”), its wholly owned subsidiary MutualBank, a federally chartered savings bank (“Mutual” or the “Bank”), Mutual’s wholly owned subsidiaries, First MFSB Corporation, Mishawaka Financial Services, and Mutual Federal Investment Company (“MFIC”), and MFIC majority owned subsidiary, Mutual Federal REIT, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The interim consolidated financial statements at June 30, 2010, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2009 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings per share

Earnings per share were computed as follows: (Dollars in thousands except per share data)

	Three Months Ended June 30,
	2010			2009
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
	(000's)			(000's)
Basic Earnings Per Share
Net income	$1,775	6,861,589		$1,315	6,837,751
Dividends and accretion on preferred stock	(451)			(451)
Income available to common shareholders	$1,324	6,861,589	$0.19	$864	6,837,751	$0.13
Effect of Dilutive securities
Stock options and RRP grants		12,137			0
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$1,324	6,873,726	$0.19	$864	6,837,751	$0.13

	Six Months Ended June 30,
	2010			2009
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
	(000's)			(000's)
Basic Earnings Per Share
Net income	$3,118	6,865,562		$3,111	6,831,647
Dividends and accretion on preferred stock	(902)			(902)
Income available to common shareholders	$2,216	6,865,562	$0.32	$2,209	6,831,647	$0.32
Effect of Dilutive securities
Stock options and RRP grants		7,343			0
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$2,216	6,872,905	$0.32	$2,209	6,831,647	$0.32

Options of 565,538 and 586,518 shares and warrants of 625,135 shares, in each period, were not included in the calculation above due to being anti-dilutive to earnings per share as of June 30, 2010 and 2009, respectively.

Note 3:  Impact of Accounting Pronouncements

In June 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and Servicing.  This new standard is regarding accounting for transfers and servicing of financial assets and extinguishments of liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

In June 2009, the FASB issued new guidance impacting FASB ASC 810-10, Consolidation.  This guidance is regarding consolidation of variable interest entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

These two standards require a number of new disclosures. The first enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  The second will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.

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

The new standard became effective for the Company on January 1, 2010 and did not have a material impact on the Company’s consolidated financial position or results of operations.

In January 2010, the FASB issued an Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This update provides additional guidance relating to fair value measurement disclosures.  Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy including when such transfers were recognized and the reasons for those transfers.  For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements.  Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques.  This accounting standard is effective at the beginning of 2010, except for the detailed Level 3 disclosures, which will be effective at the beginning of 2011.  The Company adopted this new accounting pronouncement for the quarterly period ended June 30, 2010, as required, and the adoption did not have a material impact on the statements taken as a whole.

In April 2010, the FASB issued an update (ASU) No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.  This update provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, that do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  This update becomes effective for the Company for the interim reporting period ending after July 15, 2010 and is not expected to have a material impact on the statements taken as a whole.

In July 2010, the FASB issued an updated (ASU) No. 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This update provides guidance to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  This update becomes effective for the Company for first interim or annual reporting period ending on or after December 15, 2010 and is not expected to have a material impact on the statements taken as a whole.

Note 4: Investments

The amortized cost and approximate fair values of securities as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value
Available for Sale Securities
Mortgage-backed securities	$58,517	$1,944	$-	$60,461
Collateralized mortgage obligations	122,602	4,915	(226)	127,291
Municipals	1,186	48	(8)	1,226
Federal Agencies	14,927	87	-	15,014
Small Business Administration	18	-	(1)	17
Corporate obligations	6,955	-	(4,193)	2,762
Marketable equity securities	1,705	-	(24)	1,681
Total	$205,910	$6,994	$(4,452)	$208,452

Held to Maturity Securities
Mortgage-backed securities	$4,133	$66	$(1,120)	$3,079
Collateralized mortgage obligations	2,464	155	(456)	2,163
Federal Agency	500	1	-	501
Total	$7,097	$222	$(1,576)	$5,743

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value
Available for Sale Securities
Mortgage-backed securities	$29,175	$824	$(109)	$29,890
Collateralized mortgage obligations	85,726	1,874	(571)	87,029
Municipals	9,313	360	(17)	9,656
Small Business Administration	158	-	(1)	157
Corporate obligations	7,321	-	(4,782)	2,539
Marketable equity securities	1,685	-	(42)	1,643
Total	$133,378	$3,058	$(5,522)	$130,914

Held to Maturity Securities
Mortgage-backed securities	$4,619	$29	$(1,373)	$3,275
Collateralized mortgage obligations	3,028	158	(632)	2,554
Federal Agency	500	4	-	504
Total	$8,147	$191	$(2,005)	$6,333

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
Description Securities	Cost	Value	Cost	Value
Security obligations due
Within one year	$100	$100	$-	$-
One to five years	-	-	500	501
Five to ten years	2,999	3,010	-	-
After ten years	19,969	15,892	-	-
	23,068	19,002	500	501
Mortgage-backed securities	58,517	60,461	4,133	3,079
Collateralized mortgage obligations	122,602	127,291	2,464	2,163
Small Business Administration	18	17	-	-
Marketable equity securities	1,705	1,681	-	-
Totals	$205,910	$208,452	$7,097	$5,743

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $2.0 million at June 30, 2010.

Gross gains of $320,000 and $146,000 resulting from sales of available-for-sale securities were realized for the first six months of 2010 and 2009, respectively.  The realized gain on sale of securities reported in the first six months of 2009 also reflected a gain on sale of subsidiary of $137,000 and the sale of Mastercard stock of $75,000.  There were no losses recognized on these sales in the first six months of 2010 or 2009.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2010, was $10.2 million, a decrease from $37.7 million at December 31, 2009, which is approximately 4.2% and 25.9%, respectively, of the Company's available-for-sale and held-to-maturity investment portfolio.

Based on evaluation of available evidence, including recent changes in market interest rates, management believes the declines in fair value for these securities, other than those discussed below, are temporary.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

During the second quarter of 2010, the Bank determined that two trust preferred securities and seven private labeled mortgage backed securities were other-than-temporarily impaired.  The amount of the impairment totaled $151,000 and is reflected in the statement of operations.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009:

	June 30, 2010
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
Mortgage-backed securities	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations	-	-	3,630	(226)	3,630	(226)
Federal agencies	-	-	-	-	-	-
Municipals	-	-	664	(8)	664	(8)
Small Business Administration	-	-	18	(1)	18	(1)
Corporate obligations	-	-	2,662	(4,193)	2,662	(4,193)
Marketable equity securities	-	-	1,705	(24)	1,705	(24)
Total temporarily impaired securities	$-	$-	$8,679	$(4,452)	$8,679	$(4,452)

Held to Maturity
Mortgage-backed securities	$121	$(9)	$1,074	$(1,111)	1,195	(1,120)
Collateralized mortgage obligations	-	-	411	(456)	411	(456)
Total temporarily impaired securities	$121	$(9)	$1,485	$(1,567)	$1,606	$(1,576)

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
Mortgage-backed securities	$8,511	$(109)	$-	$-	$8,511	$(109)
Collateralized mortgage obligations	16,829	(251)	4,609	(320)	$21,438	$(571)
Municipals	1,025	(17)	-	-	$1,025	$(17)
Small Business Administration	-	-	157	(1)	$157	$(1)
Corporate obligations	-	-	2,539	(4,782)	$2,539	$(4,782)
Marketable equity securities	-	-	1,647	(42)	$1,647	$(42)
Total temporarily impaired securities	$26,365	$(377)	$8,952	$(5,145)	$35,317	$(5,522)

Held to Maturity
Mortgage-backed securities	$239	$(559)	$1,521	$(814)	1,760	(1,373)
Collateralized mortgage obligations	199	(157)	420	(475)	619	(632)
Total temporarily impaired securities	$438	$(716)	$1,941	$(1,289)	$2,379	$(2,005)

Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in CMOs were caused by interest rate changes.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

Corporate Obligations

The Company’s unrealized loss on investments in corporate obligations primarily relates to investments in pooled trust preferred securities.  The unrealized losses were primarily caused by (a) a recent decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (b) a recent sector downgrade by several industry analysts.  The Company currently expects some of the securities to settle at a price less than the amortized cost basis of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security).  The Company has recognized a loss equal to the credit loss for these securities, establishing a new, lower amortized cost basis.  The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.  Because the Company does not intend to sell the investments and it is likely the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investments to be other-than-temporarily impaired at June 30, 2010.

MutualBank evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis.  During the quarter ending June 30, 2010, the Bank determined that two corporate securities met the definition of OTTI.  These pooled trust preferred securities had a total write-down of $8,000.  Impairment on these securities was determined after analyzing the cash flow to be received, underlying collateral and determining the amount of additional losses needed in the individual pools to create a shortfall in interest or principal payments.  All trust preferred securities were valued using a discounted cash flow analysis as of June 30, 2010.

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

Pooled Trust Preferred Securities. MutualFirst Financial, Inc. has a current amortized cost in pooled trust preferred securities of $6.9 million, which had an original par value of $10.3 million.  These securities have a current fair value of $2.7 million.  The following table provides additional information related to the Bank’s investment in trust preferred securities as of June 30, 2010:

						Realized
		Original	Book	Fair	Unrealized	Losses		Lowest
Deal	Class	Par	Value	Value	Loss	2010	2009	Rating
	(Dollars in thousands)

Alesco Preferred Funding IX	A2A	$1,000	$895	$426	$(469)	$-	$-	BB
Alesco Preferred Funding XVII	C1	1,000	105	4	(101)	(5)	(900)	Ca
Preferred Term Securities XIII	B1	1,000	823	308	(515)	-	(177)	Ca
Preferred Term Securities XVIII	C	1,000	895	233	(662)	(117)	-	Ca
Preferred Term Securities XXVII	C1	1,000	694	146	(548)	(276)	-	Ca
U.S. Capital Funding I	B1	3,000	2,891	1,279	(1,612)	-	(109)	Caa1
U.S. Capital Funding III	B1	1,000	500	265	(235)	-	-	Ca
U.S. Capital Funding V	B1	1,300	52	1	(51)	(3)	(605)	Caa3

Total		$10,300	$6,855	$2,662	$(4,193)	$(401)	$(1,791)

Private Label Mortgage Backed Securities.  In 2008, the Company redeemed two mutual funds and received cash and underlying securities in the mutual fund as payment.  As of June 30, 2010, these held to maturity securities had a par value of $9.0 million and a book value of $6.6 million.  The securities received were agency and private label mortgage backed securities (MBS).  The agency MBS have a par value of $2.5 million and a book value of $2.3 million.  The private label MBS have a par value of $6.5 million and a book value of $4.3 million.  In the second quarter of 2010, the private label MBS had an other-than-temporary impairment of $143,000.  An independent analysis was performed on several MBS that met certain criteria to determine if OTTI was present.  The average book value of the private label securities was $42,000 as of June 30, 2010.    All of these securities are monitored on a quarterly basis by management.

Other information about the private label mortgage backed securities received in the redemption in-kind transaction includes:

•	The securities have vintage years between 1993 and 2007, with the majority being between 2002 and 2007.

•	The securities include sub-prime, Alt-A, and home equity loans.

•	Investment grade securities total $1.1 million in book value and $3.2 million in book value are below investment grade.

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

	Accumulated Credit Losses
	2010	2009
Credit losses on debt securities held
Beginning of year	$(3,905)	$(1,350)
Additions related to increases in previously recognized other-than- temporary losses	(728)	(200)

As of June 30,	$(4,633)	$(1,550)

	Accumulated Credit Losses
	2010	2009
Credit losses on debt securities held
Beginning of period	$(4,482)	$(1,550)
Additions related to increases in previously recognized other-than- temporary losses for the three months ended	(151)	-

As of June 30,	$(4,633)	$(1,550)

Note 5:  Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes for the six months ended June 30 were as follows:

	2010	2009
Net unrealized gain (loss) on securities available-for-sale	$5,432	$(2,037)
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(831)	(567)
Net unrealized loss on derivative used for cash flow hedges	(365)	-

Less reclassification adjustment for realized losses included in income	407	55
Other comprehensive income (loss), before tax effect	4,643	(2,549)
Tax expense (benefit)	1,600	(683)

Other comprehensive income (loss)	$3,043	$(1,866)

The components of accumulated other comprehensive gain (loss), included in stockholders’ equity, are as follows:

	June 30,	December 31,
	2010	2009
Net unrealized gain on securities available-for-sale	$3,375	$331
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(831)	(2,796)
Net unrealized gain (loss) on derivative used for cash flow hedges	(321)	44
Net unrealized loss relating to defined benefit plan liability	(439)	(438)
	1,784	(2,859)
Tax expense (benefit)	598	(1,001)

Net-of-tax amount	$1,186	$(1,858)

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  The Company uses a third-party provider to provide market prices on its securities.  Level 1 securities include the marketable equity securities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include mortgage-backed, collateralized mortgage obligations, small business administration, marketable equity, municipal, federal agency and certain corporate obligation securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain corporate obligation securities.

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

	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3
June 30, 2010
Mortgage-backed securities
Freddie Mac	$30,015	$-	$30,015	$-
Fannie Mae	27,950	-	27,950	-
Ginnie Mae	2,496	-	2,496	-
Collateralized mortgage obligations
Freddie Mac	36,013	-	36,013	-
Fannie Mae	26,897	-	26,897	-
Ginnie Mae	54,972	-	54,972	-
Private labeled	9,409	-	9,409	-
Federal agencies	15,014	-	15,014	-
Municipals	1,226	-	1,226	-
Small Business Administration	17	-	17	-
Corporate obligations	2,762	-	-	2,762
Marketable equity securities	1,681	1,681	-	-

Available-for-sale securities	$208,452	$1,681	$204,009	$2,762

December 31, 2009
Mortgage-backed securities
Freddie Mac	$15,312	$-	$15,312	$-
Fannie Mae	12,521	-	12,521	-
Ginnie Mae	2,057	-	2,057	-
Collateralized mortgage obligations
Freddie Mac	34,834	-	34,834	-
Fannie Mae	8,848	-	8,848	-
Ginnie Mae	31,882	-	31,882	-
Private labeled	11,465	-	11,465	-
Municipals	9,656	-	9,656	-
Small Business Administration	157	-	157	-
Corporate obligations	2,539	-	-	2,539
Marketable equity securities	1,643	1,643	-	-

Available-for-sale securities	$130,914	$1,643	$126,732	$2,539

The following is a reconciliation of the beginning and ending balances for the three months ended June 30, 2010 and 2009 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	2010	2009

Beginning balance	$1,892	$3,207

Total realized and unrealized gains and losses
Included in net income	(8)	-
Included in other comprehensive loss	861	(331)
Purchases, issuances and settlements	17	13
Transfers in/out of Level 3	-	-

Ending balance	$2,762	$2,889

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$8	$-

The following is a reconciliation of the beginning and ending balances for the six months ended June 30, 2010 and 2009 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	2010	2009

Beginning balance	$2,539	$6,317

Total realized and unrealized gains and losses
Included in net income	(401)	(200)
Included in other comprehensive loss	589	(3,234)
Purchases, issuances and settlements	35	6
Transfers in/out of Level 3	-	-

Ending balance	$2,762	$2,889

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$401	$200

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

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3

June 30, 2010
Impaired Loans	$4,190	$-	$-	$4,190
Other real estate owned	3,288	-	-	3,288

December 31, 2009
Impaired Loans	$4,614	$-	$-	$4,614
Other real estate owned	977	-	-	977

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated condensed balance sheet as of June 30, 2010 and December 31, 2009, are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$60,613	$60,613	$46,341	$46,341
Interest-bearing deposits	3,001	3,001	-	-
Investment securities held-to-maturity	7,097	5,743	8,147	6,333
Loans held for sale	2,313	2,384	2,521	2,527
Loans	1,014,204	1,038,641	1,059,694	1,086,805
Stock in FHLB	18,632	18,632	18,632	18,632
Interest receivable	4,483	4,483	4,376	4,376
Liabilities
Deposits	$1,109,209	$1,075,054	$1,045,196	$1,007,530
FHLB advances	173,314	178,501	197,960	194,717
Other borrowings	13,528	14,477	14,114	15,083
Interest payable	1,493	1,493	1,192	1,192
Advances by borrowers for taxes and insurance	1,868	1,868	1,734	1,734

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

Note 7: Allowance for Loan Losses

Activity in the allowance for loan losses for the six months ended June 30 is as follows:

	June 30,
	2010	2009
Balance beginning of period	$16,414	$15,107
Additions:
Provision charged to operations	3,050	3,200
Deductions:
Loans charged-off	3,803	2,532
Recoveries	587	573
Net charge-offs	3,216	1,959
Balance end of period	$16,248	$16,348

Information on non-performing assets, including restructured loans, is provided below:

	June 30,
	2010	2009
Non-performing assets
Non-accrual loans	$23,570	$27,518
Accuring loans 90 days + past due	876	1,039
Restructured loans	1,224	100
Total non-performing loans	25,670	28,657
Real estate owned	6,171	3,176
Other repossessed assets	1,318	1,499
Non-performing securities	100	-
Total non-performing assets	$33,259	$33,332

Refer to Management’s Discussion and Analysis for further discussion regarding the allowance for loan loss and non-performing assets as of the three and six months ended June 30, 2010.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

MutualFirst Financial, Inc., a Maryland corporation (the “Company”), was organized in September 1999.  On December 29, 1999, it acquired the common stock of MutualBank (“Mutual” or the “Bank”) upon the conversion of Mutual from a federal mutual savings bank to a federal stock savings bank.

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

Mutual subsidiaries include, Mutual Federal Investment Company (“MFIC”) and Mishawaka Financial Services.  MFIC is a Nevada corporation holding approximately $196 million in investments.  MFIC currently owns one subsidiary, Mutual Federal REIT.  The assets of Mutual Federal REIT consist of approximately $84 million in one-to four-family mortgage loans.  Mishawaka Financial Services is engaged in the sale of life and health insurance to customers of the Bank.

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

It has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities, and thereby reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the origination of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of consumer and commercial loans to total loans has increased from 44% at the end of 2004 to 54% as of June 30, 2010.  As we continue to increase our investment in business-related loans, which are considered to entail greater risks than one-to four- family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses has increased to reflect this increased risk.  To help offset some of the additional risk, the Company suspended origination of indirect boat and recreational vehicle lending at the beginning of 2010.  On the liability side of the balance sheet, the Company is employing strategies to increase the balance of core deposit accounts, such as low cost checking and money market accounts. The percentage of core deposits to total deposits was 39% at June 30, 2010, compared to 36% at the end of the first quarter of 2009.  The remaining total deposits are mostly retail certificates of deposit, which continue to provide stable funding for the Company.  These are ongoing strategies that are dependent on current market conditions and competition.

During the first six months of 2010, in keeping with its strategic objective to reduce interest rate risk exposure, the Company also sold $23.0 million of long term fixed rate loans that were originated as held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income.  The negative impact was offset by recognizing a gain on the sale of these loans of $564,000 and by using a portion of the proceeds to make purchases in the investment portfolio.

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

Financial Condition

Assets totaled $1.4 billion at June 30, 2010, an increase from December 31, 2009 of $42.9 million, or 3.1%. Gross loans, excluding loans held for sale, decreased $45.7 million, or 4.2%.  Consumer loans decreased $18.0 million, or 6.9%, commercial loans decreased $18.4 million, or 5.5%, and residential mortgage loans held in the portfolio decreased $9.3 million, or 1.9%. Residential mortgage loans held for sale decreased $208,000 and mortgage loans sold during the first half of 2010 totaled $23.0 million compared to $94.9 million sold in the first half of last year. The decrease in consumer lending was a result of the Bank suspending origination of indirect boat and recreational vehicle lending at the beginning of 2010, which accounted for approximately 49% of the consumer outstanding balances at the beginning of 2010.  The decrease in commercial loans was a result of several commercial loans paying down, some of which were loans of concern for the Bank.  Mortgage loan balances continue to decline as the Bank has sold a majority of its fixed rate production.  Investment securities available for sale increased $77.5 million, or 59.2%, primarily due to the current liquidity available to the Bank.

Allowance for loan losses was $16.2 million at June 30, 2010, a decrease of $166,000 from December 31, 2009. Net charge offs for the quarter ended June 30, 2010 were $1.9 million, or .74% of average loans on an annualized basis compared to $992,000, or .36% of average loans for the comparable period in 2009.  Net charge offs for the six months ended June 30, 2010, $3.2 million, or .61% of average loans on an annualized basis compared to $2.0 million, or .35% of average loans for the comparable period in 2009.  Net charge offs increased as a larger amount of previously identified problem loans were settled in the quarter than in the same period in 2009.   On a linked quarter basis net charge offs increased from an annualized .49% of average loans for the quarter ended March 31, 2010 to .74% for the current quarter.  The allowance for loan losses as a percentage of non-performing loans and total loans was 63.30% and 1.58%, respectively at June 30, 2010 compared to 50.38% and 1.53%, respectively at December 31, 2009.

Total deposits were $1.1 billion at June 30, 2010 an increase of $64.0 million, or 6.1% from December 31, 2009. This increase was due to increases in certificates of deposit and savings deposits of $35.4 million and increases in demand and money market deposits of $28.6 million.  Total borrowings decreased $25.2 million to $186.8 million at June 30, 2010 from $212.1 million at December 31, 2009 as the Bank utilized excess liquidity to pay down maturing FHLB advances.

Stockholders’ equity was $134.4 million at June 30, 2010, an increase of $4.6 million, or 3.6% from December 31, 2009. The increase was due primarily to net income of $3.1 million and unrealized gains on securities of $3.3 million.  This increase was partially offset by dividend payments of $838,000 to common shareholders and $810,000 to preferred shareholders and net unrealized losses on derivatives of $241,000.  The Bank’s risk-based capital ratio was well in excess of “well-capitalized” levels as defined by all regulatory standards as of June 30, 2010.

Comparison of the Operating Results for the Three Months Ended June 30, 2010 and 2009

Net interest income before the provision for loan losses increased $566,000 from $10.3 million for the three months ended June 30, 2009 to $10.9 million for the three months ended June 30, 2010. The primary reason for the increase was an increase in average earning assets of $61.2 million as a result of increased liquidity and an increase in net interest margin of 2 basis points to 3.23% in the second quarter of 2010 compared to 3.21% for the second quarter 2009.  On a linked quarter basis, net interest income before the provision for loan losses increased $390,000 primarily due to an increase in average earning assets of $28.5 million and an increase of 5 basis points in net interest margin.

The provision for loan losses for the second quarter of 2010 was $1.5 million compared to $1.8 million in the second quarter of 2009.  Non-performing loans to total loans at June 30, 2010 were 2.49% compared to 2.60% at June 30, 2009.  Non-performing loans to total loans have also declined from 3.03% as of December 31, 2009 and 2.62% as of March 2010.  Non-performing loans in all loan segments have decreased.  Non-performing assets to total assets were 2.31% at June 30, 2010 comparing favorably to ratios of 2.44% at March 31, 2010, 2.86% at December 31, 2009 and 2.41% as of June 30, 2009.  Although the current economic conditions have lead to an increase in repossessed assets from June 30, 2009 to June 30, 2010, the balances have decreased $1.3 million since March 31, 2010.

The following is a summary of changes in non-interest income:

	Three Months Ended		Amount	Percent
Non-Interest Income	6/30/2010	6/30/2009	Change	Change
Service fee income	$1,888	$1,878	$10	0.5%
Net realized gain on sale of securities	35	358	(323)	-90.2%
Equity in losses of limited partnerships	(128)	(78)	(50)	64.1%
Commissions	1,082	860	222	25.8%
Net gains on sales of loans	209	618	(409)	-66.2%
Net servicing fees	32	60	(28)	-46.7%
Increase in cash surrend value of life insurance	372	412	(40)	-9.7%
Net other-than-temporary losses on securities	(151)	-	(151)
Other income	55	38	17	44.7%

Total Non-Interest Income	$3,394	$4,146	$(752)	-18.1%

Non-interest income decreased $752,000 to $3.4 million for the three months ended June 30, 2010 compared to the same period in 2009. The decrease was primarily due to a reduction in gain on sale of loans as mortgage loan sales slowed as did production in comparison to the second quarter of 2009.  Another reason for the decline was a decrease in gains on sale of securities and an increase in other-than-temporary impairment in the second quarter of 2010 compared to the second quarter of 2009.  Other-than-temporary impairment in the second quarter of 2010 primarily included several private labeled mortgage backed securities that have seen charge offs in the last quarter in the individual mortgage back pools.  These decreases were partially offset by increases in service fees on transaction accounts and increases in commission income.  The increase in commission income was due primarily to commissions received from the trust and brokerage businesses for the quarter.  On a linked quarter basis, non-interest income increased by $252,000.

The following is a summary of changes in non-interest expense:

	Three Months Ended		Amount	Percent
Non-Interest Expense	6/30/2010	6/30/2009	Change	Change
Salaries and employee benefits	$5,332	$5,688	$(356)	-6.3%
Net occupancy expenses	582	584	(2)	-0.3%
Equipment expenses	494	479	15	3.1%
Data processing fees	388	361	27	7.5%
Automated teller machine	296	280	16	5.7%
Deposit insurance	453	1,045	(592)	-56.7%
Professional fees	243	327	(84)	-25.7%
Advertising and promotion	306	363	(57)	-15.7%
Software subscriptions and publications	403	345	58	16.8%
Intangible amortization	353	397	(44)	-11.1%
Repossessed assets expense	614	383	231	60.3%
Other expenses	1,021	1,058	(37)	-3.5%

Total Non-Interest Expense	$10,485	$11,310	$(825)	-7.3%

Non-interest expense decreased $825,000 to $10.5 million for the three months ended June 30, 2010 compared to $11.3 million for the same period in 2009, or a decrease of $195,000 when excluding the one-time FDIC special assessment of $630,000 for the second quarter of 2009.  Salaries and employee benefits have continued to decrease due to attrition and changes in employee benefits.  Professional fees declined largely due to a recovery of legal expenses.  These decreases were partially offset by an increase in repossessed asset expense due to an increase in foreclosed real estate of 94.3% over June 2009.  On a linked quarter basis, non-interest expense increased by $150,000 compared to the three months ended March 31, 2010, primarily due to an increase in repossessed asset expense.

Income tax expense increased $404,000 for the three months ended June 30, 2010, compared to the same period in 2009.  The effective tax rate increased to 21.5% from 5.9% due to an increase in taxable income and a decreased percentage of low income housing tax credits to taxable income when comparing the quarter ended June 2010 to June 2009.

Comparison of the Operating Results for the Six Months Ended June 30, 2010 and 2009

Net interest income before the provision for loan losses increased $662,000 from $20.7 million for the six months ended June 30, 2009 to $21.4 million for the six months ended June 30, 2010. The primary reason for the increase was an increase in average earning assets of $45.9 million as a result of increased liquidity, partially offset by a decrease in net interest margin of 2 basis points to 3.20% in the first half of 2010 compared to 3.22% for the first half of 2009.

The provision for loan loss for the first half of 2010 was $3.1 million compared to $3.2 million in the first half of 2009.  Non-performing loans to total loans at June 30, 2010 were 2.49% compared to 2.60% at June 30, 2009.  Non-performing loans to total loans have also declined from 3.03% as of December 31, 2009 and 2.62% as of March 2010.  Non-performing loans in all loan segments have decreased.  Non-performing assets to total assets were 2.31% at June 30, 2010 comparing favorably to ratios of 2.44% at March 31, 2010, 2.86% at December 31, 2009 and 2.41% as of June 30, 2009.

The following is a summary of changes in non-interest income:

	Six Months Ended		Amount	Percent
Non-Interest Income	6/30/2010	6/30/2009	Change	Change
Service fee income	$3,627	$3,566	$61	1.7%
Net realized gain on sale of securities	320	359	(39)	-10.9%
Equity in losses of limited partnerships	(255)	(155)	(100)	64.5%
Commissions	2,024	1,488	536	36.0%
Net gains on sales of loans	564	1,644	(1,080)	-65.7%
Net servicing fees	68	137	(69)	-50.4%
Increase in cash surrend value of life insurance	755	799	(44)	-5.5%
Net other-than-temporary losses on securities	(728)	(200)	(528)	264.0%
Other income	159	88	71	80.7%

Total Non-Interest Income	$6,534	$7,726	$(1,192)	-15.4%

Non-interest income decreased $1.2 million to $6.5 million for the six months ended June 30, 2010 compared to the same period in 2009.  The decrease was primarily due to a reduction in gain on sale of loans due to decreased loan demand from 2009 and an increased other-than-temporary impairment for eleven private labeled and four trust preferred securities written-down during the first half of 2010.  These decreases are partially offset by increases in commission income primarily due to the trust and brokerage business.

The following is a summary of changes in non-interest expense:

	Six Months Ended		Amount	Percent
Non-Interest Expense	6/30/2010	6/30/2009	Change	Change
Salaries and employee benefits	$10,668	$11,148	$(480)	-4.3%
Net occupancy expenses	1,243	1,394	(151)	-10.8%
Equipment expenses	979	816	163	20.0%
Data processing fees	798	715	83	11.6%
Automated teller machine	576	561	15	2.7%
Deposit insurance	899	1,433	(534)	-37.3%
Professional fees	585	662	(77)	-11.6%
Advertising and promotion	604	725	(121)	-16.7%
Software subscriptions and publications	800	677	123	18.2%
Intangible amortization	706	795	(89)	-11.2%
Repossessed assets expense	1,081	680	401	59.0%
Other expenses	1,881	2,076	(195)	-9.4%

Total Non-Interest Expense	$20,820	$21,682	$(862)	-4.0%

Non-interest expense decreased $862,000 to $20.8 million, for the six months ended June 30, 2010 compared to $21.7 million for the same period in 2009.   The decrease in expenses was partially due to the FDIC special assessment in the second quarter of 2009 as discussed above.   Another reason for the decrease was a decline in salaries and benefits due to attrition and changes in employee benefits.  Net occupancy expenses have declined compared to June 2009 due to lower seasonal maintenance expenses in late winter and early spring.  These decreases were partially offset by an increase of in repossessed asset expense as our repossessed assets have increased more than 60% over June 2009.

For the six-month period ended June 30, 2010, income tax expense increased $476,000 compared to the same period in 2009. The increase was due primarily to an increase in taxable income. The effective tax rate also increased from 12.3% to 22.7% due to a decreased percentage of low income housing tax credits to taxable income when comparing the first half of 2010 to the first half of 2009, respectively.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year.  As of June 30, 2010, Mutual had liquid assets of $276.0 million and a liquidity ratio of 21.25% compared to 14.37% at December 31, 2009. This elevated level of liquidity is primarily due to increased cash due to the growth in deposits in the first half of 2010.  The liquidity ratio will fluctuate throughout the year as excess liquidity is used to originate loans and pay down FHLB advances as they mature.  The Company believes the current available liquidity will be sufficient to meet the needs of the Company throughout 2010.

Mutual continues to maintain capital ratios which exceed “well-capitalized” levels as defined pursuant to all regulatory standards as of June 30, 2010.  Mutual’s current total regulatory capital ratios are as follows: core capital, 8.84%; Tier I risk-based capital, 11.62%; and total risk-based capital, 12.87%.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Presented below as of June 30, 2010 and 2009, is an analysis of Mutual’s interest rate risk as measured by changes in Mutual’s net portfolio value (“NPV”) assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments.

June 30, 2010

Net Portfolio Value

Changes								NPV as % of PV of Assets
In Rates		$ Amount		$ Change		% Change		NPV Ratio	Change

+300	bp	185,560		-17,901		-9%		13.39%	-45	bp
+200	bp	196,644		-6,817		-3%		13.89%	5	bp
+100	bp	204,032		571		0%		14.12%	28	bp
0	bp	203,461						13.84%
-100	bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)
-200	bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)
-300	bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)

June 30, 2009

Net Portfolio Value

Changes								NPV as % of PV of Assets
In Rates		$ Amount		$ Change		% Change		NPV Ratio	Change

+300	bp	166,243		-28,440		-15%		12.59%	-122	bp
+200	bp	178,160		-16,523		-8%		13.20%	-61	bp
+100	bp	188,576		-6,107		-3%		13.66%	-15	bp
0	bp	194,683						13.81%
-100	bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)
-200	bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)
-300	bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)

n/m(1) - not meaningful because certain market interest rates would be below zero at that level of rate shock.

The analysis at June 30, 2010, indicates that there have been no material changes in market interest rates for Mutual’s interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company’s annual report on Form 10-K for the period ended December 31, 2009.  The low level of interest rate risk exposure of Mutual is primarily due to the current structure of the balance sheet and the continuous sale of originated long term fixed-rate loans.

ITEM - 4 Controls and Procedures.

(a)
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(c) under the Securities Exchange Act of 1934 (the “Act”), as of June 30, 2010 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period preceding the filing of this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Act) that occurred during the quarter ended June 30, 2010 that have materially affected, or are likely to materially affect our internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure is met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted on July 21, 2010, provides, among other things, for new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including the Company and the Bank.  Under the new law, the Bank’s primary regulator, the Office of Thrift Supervision, will be eliminated and existing federal thrifts will be subject to regulation and supervision by the Office of Comptroller of the Currency, which currently supervises and regulates all national banks.  In addition, beginning in 2010, all financial institution holding companies, including MutualFirst, will be regulated by the Board of Governors of the Federal Reserve System, including those imposing federal capital requirements and may result in additional restrictions on investments and holding company activities.  The law also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial products and services market.  The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance.  In addition, new regulations mandated by the law could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices and require holding companies to serve as a source of strength for their financial institution subsidiaries.  Effective July 21, 2011, financial institutions may pay interest on demand deposits, which could increase our interest expense.  We cannot determine the full impact of the new law on our business and operations at this time.  Any legislative or regulatory changes in the future could adversely affect our operations and financial condition.

Item 2. Registered sales of Equity Securities and use of Proceeds

On August 13, 2008 the Company’s Board of Directors authorized management to repurchase an additional 5% of the Company’s outstanding stock, or approximately 350,000 shares.  Information on the shares purchased during the second quarter of 2010 is as follows.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
				330,000	(1)
April 1, 2010 - April 30, 2010	-	-	-	330,000
May 1, 2010 - May 31, 2010	-	-	-	330,000
June 1, 2010 - June 30, 2010	-	-	-	330,000

(1)	Amount represents the number of shares available to be repurchased under the plan as of June 30, 2009

Note: Repurchases of stock must be approved by the Treasury while the Company participates in TARP. No such approval was sought during the period.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Reserved.

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

MutualFirst Financial, Inc.

Date: August 12, 2010	By:	/s/ David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: August 12, 2010	By:	/s/ Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer