Form 10-Q
period 2010-09-30
MUTUALFIRST FINANCIAL INC
filed 2010-11-15
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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
The number of shares of the Registrant’s common stock, with $.01 par value, outstanding as of November 12, 2010 was 6,984,754.

FORM 10 – Q
MutualFirst Financial, Inc.

PART 1     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	September 30,
	2010	December 31,
	(Unaudited)	2009
Assets
Cash	$18,347,978	$27,245,633
Interest-bearing demand deposits	65,239,685	19,095,264
Cash and cash equivalents	83,587,663	46,340,897
Interest-bearing deposits	3,005,727	0
Investment securities available for sale	199,060,287	130,913,670
Investment securities held to maturity	0	8,147,407
Total investment securities	199,060,287	139,061,077
Loans held for sale	9,902,551	2,520,546
Loans	1,015,100,732	1,076,108,466
Allowance for loan losses	(16,480,456)	(16,414,331)
Net loans	998,620,276	1,059,694,135
Premises and equipment	33,490,148	34,556,318
Federal Home Loan Bank of Indianapolis stock, at cost	18,631,500	18,631,500
Investment in limited partnerships	3,777,778	4,160,629
Cash surrender value of life insurance	45,159,999	44,247,277
Prepaid FDIC premium	4,642,018	5,907,149
Core deposit and other intangibles	4,847,707	5,881,075
Deferred income tax benefit	17,467,924	19,514,151
Other assets	18,224,798	18,519,603

Total assets	$1,440,418,376	$1,399,034,357

Liabilities
Deposits
Non-interest-bearing	$107,688,632	$98,024,890
Interest bearing	1,019,165,820	947,171,169
Total deposits	1,126,854,452	1,045,196,059
Federal Home Loan Bank advances	152,649,067	197,960,396
Other borrowings	13,349,635	14,113,526
Other liabilities	13,946,049	12,037,299
Total liabilities	1,306,799,203	1,269,307,280

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued — 5,000,000 shares
Issued and outstanding — 32,382 shares;	324	324
liquidation preference $1,000 per share
Common stock, $.01 par value
Authorized — 20,000,000 shares
Issued and outstanding — 6,984,754 shares	69,847	69,847
Additional paid-in capital - preferred stock	31,783,788	31,645,814
Additional paid-in capital - common stock	72,431,277	72,485,756
Retained earnings	30,783,774	28,654,285
Accumulated other comprehensive loss	(416,991)	(1,857,723)
Unearned employee stock ownership plan (ESOP) shares	(1,032,846)	(1,271,226)
Total stockholders' equity	133,619,173	129,727,077

Total liabilities and stockholders' equity	$1,440,418,376	$1,399,034,357

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest Income
Loans receivable, including fees	$14,908,465	$16,184,190	$45,651,477	$49,982,413
Investment securities:
Mortgage-backed securities	1,420,310	1,013,129	4,489,600	2,909,018
Federal Home Loan Bank stock	69,677	91,966	255,481	260,666
Other investments	278,768	385,104	829,343	1,287,126
Deposits with financial institutions	48,068	7,516	146,933	34,877
Total interest income	16,725,288	17,681,905	51,372,834	54,474,100

Interest Expense
Passbook savings	34,596	63,973	104,524	196,019
Certificates of deposit	4,123,081	4,674,227	12,623,190	14,783,903
Daily Money Market accounts	157,984	139,841	460,905	389,655
Demand and NOW acounts	242,598	210,342	697,529	604,696
Federal Home Loan Bank advances	1,319,229	2,084,830	4,802,345	6,786,852
Other interest expense	233,067	265,627	703,318	766,130
Total interest expense	6,110,555	7,438,840	19,391,811	23,527,255

Net Interest Income	10,614,733	10,243,065	31,981,023	30,946,845
Provision for losses on loans	2,225,000	1,650,000	5,275,000	4,850,000
Net Interest Income After Provision for Loan Losses	8,389,733	8,593,065	26,706,023	26,096,845

Other Income
Service fee income	1,829,034	1,955,533	5,456,161	5,521,954
Net realized gain (loss) on sale of securities	(380,786)	59,870	(60,509)	418,714
Equity in losses of limited partnerships	(127,617)	(77,744)	(382,449)	(233,231)
Commissions	896,291	709,915	2,919,960	2,197,637
Net gains on sales of loans	845,967	527,201	1,409,654	2,171,561
Net servicing fees	33,722	55,542	101,927	192,565
Increase in cash surrender value of life insurance	630,289	384,622	1,385,474	1,183,566
Other-than-temporary losses on securities
Total other-than-temporary losses	(98,575)	0	(2,136,556)	(200,000)
Portion of loss recognized in other comperehensive income (before taxes)	0	0	1,310,285	0
Net impairment losses recognized in earnings	(98,575)	0	(826,271)	(200,000)
Other income	14,862	33,041	173,658	121,339
Total other income	3,643,187	3,647,980	10,177,605	11,374,105

Other Expenses
Salaries and employee benefits	5,314,547	5,822,553	15,982,278	16,970,246
Net occupancy expenses	628,593	670,690	1,871,424	2,065,004
Equipment expenses	480,364	479,167	1,459,569	1,295,430
Data processing fees	363,035	388,315	1,161,504	1,102,983
Automated teller machine	294,474	274,218	869,944	834,699
Deposit insurance	465,230	416,116	1,364,521	1,849,196
Professional fees	305,954	310,489	891,404	972,479
Advertising and promotion	296,000	407,616	899,984	1,132,616
Software subscriptions and maintenance	377,081	367,494	1,176,902	1,044,762
Intangible amortization	327,408	371,785	1,033,368	1,166,499
Repossessed assets expense	307,508	446,259	1,388,121	1,126,624
Other expenses	972,880	992,472	2,853,566	3,068,844
Total other expenses	10,133,074	10,947,174	30,952,585	32,629,382

Income Before Income Tax	1,899,846	1,293,871	5,931,043	4,841,568
Income tax expense	279,000	52,000	1,192,000	489,000

Net Income	1,620,846	1,241,871	4,739,043	4,352,568
Preferred stock dividends and amortization	450,766	450,766	1,352,298	1,352,298
Net Income Available to Common Shareholders	$1,170,080	$791,105	$3,386,745	$3,000,270

Basic earnings per common share	$0.17	$0.12	$0.49	$0.44

Diluted earnings per common share	$0.17	$0.12	$0.49	$0.44

Dividends per common share	$0.06	$0.12	$0.18	$0.36

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2010
(Unaudited)

	Common Stock			Preferred Stock					Accumulated
			Additional			Additional			Other	Unearned
	Shares		paid-in	Shares		paid-in	Comprehensive	Retained	Comprehensive	ESOP
	Outstanding	Amount	capital	Outstanding	Amount	capital	Income	Earnings	Income (Loss)	shares	Total
Balances, December 31, 2009	6,984,754	$69,847	$72,485,756	32,382	$324	$31,645,814		$28,654,285	($1,857,723)	($1,271,226)	$129,727,077

Comprehensive income

Net income for the period							$4,739,043	4,739,043			4,739,043

Other comprehensive income, net of tax

Net unrealized gain on securities							1,794,982		$1,794,982		1,794,982

Net unrealized loss on derivatives							(354,250)		(354,250)		(354,250)

Comprehensive income							$6,179,775

ESOP shares earned			(72,233)							238,380	166,147

Accretion of discount on preferred stock						137,974		(137,974)			0

Share-based compensation			17,754								17,754

Cash dividends ($.18 per common share)								(1,257,255)			(1,257,255)

Cash dividends (5% preferred stock)								(1,214,325)			(1,214,325)

Balances, September 30, 2010	6,984,754	$69,847	$72,431,277	32,382	$324	$31,783,788		$30,783,774	($416,991)	($1,032,846)	$133,619,173

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Operating Activities
Net income	$4,739,043	$4,352,569
Items not requiring (providing) cash
Provision for loan losses	5,275,000	4,850,000
Depreciation and amortization	4,144,698	3,364,841
Prepaid FDIC premium amortization	1,265,132	-
Deferred income tax	1,263,518	794,616
Loans originated for sale	(50,035,868)	(144,061,228)
Proceeds from sales of loans held for sale	43,682,702	143,498,650
Gains on sales of loans held for sale	(1,409,654)	(2,171,561)
(Gain) loss on sale of securities:
Available for sale	(2,411,640)	(205,716)
Held to maturity	2,472,145	-
(Gain) loss on sale of premises and equipment	918	(187,651)
Loss on other-than-temporary impairement, securities	826,271	200,000
Increase in cash surrender value of life insurance	(1,385,474)	(1,183,566)
Other equity adjustments	166,147	163,486
Change in
Interest receivable and other assets	873,189	2,064,586
Interest payable and other liabilities	1,316,833	(1,242,231)
Other adjustments	(15,438)	(693,201)
Net cash provided by operating activities	10,767,522	9,543,594

Investing Activities
Net change in interest earning deposits	(3,005,727)	-
Purchases of securities available for sale
Available for sale	(184,766,963)	(59,500,611)
Held to maturity	-	(500,000)
Proceeds from maturities and paydowns of securities:
Available for sale	38,833,694	14,634,228
Held to maturity	1,533,526	1,256,157
Proceeds from sale of securities:
Available for sale	81,803,318	4,505,678
Held to maturity	3,775,034	-
Net change in loans	48,897,854	36,172,352
Purchases of premises and equipment	(561,031)	(831,705)
Proceeds from sale of premises and equipment	500	1,033,151
Proceeds from real estate owned sales	3,344,020	1,300,029
Other investing activities	2,505,466	746,823
Net cash used in investing activities	(7,640,309)	(1,183,898)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	51,237,964	3,065,369
Certificates of deposits	30,420,429	65,849,912
Proceeds from FHLB advances	20,000,000	32,500,000
Repayment of FHLB advances	(64,863,001)	(90,606,874)
Repayment of other borrowings	(796,176)	(756,210)
Cash dividends paid	(2,471,580)	(3,557,342)
Other financing activities	591,917	(151,973)
Net cash provided by financing activities	34,119,553	6,342,882

Net Change in Cash and Cash Equivalents	37,246,766	14,702,578

Cash and Cash Equivalents, Beginning of Year	46,340,897	39,703,452

Cash and Cash Equivalents, End of Year	$83,587,663	$54,406,030

Additional Cash Flows Information
Interest paid	$19,503,456	$24,029,695
Income tax paid	350,000	550,000
Transfers from loans to foreclosed real estate	6,111,047	3,773,583
Mortgage servicing rights capitalized	380,815	1,617,153

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

The interim consolidated financial statements at September 30, 2010, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2009 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings per share

Earnings per share were computed as follows: (Dollars in thousands except per share data)

	Three Months Ended Ended September 30,
	2010			2009
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
	(000's)			(000's)

Basic Earnings Per Share
Net income	$1,621	6,877,481		$1,242	6,845,697
Dividends and accretion on preferred stock	(451)			(451)
Income available to common shareholders	$1,170	6,877,481	$0.17	$791	6,845,697	$0.12
Effect of Dilutive securities
Stock options and RRP grants		9,723			328
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$1,170	6,887,204	$0.17	$791	6,846,025	$0.12

	Nine Months Ended September 30,
	2010			2009
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
	(000's)			(000's)

Basic Earnings Per Share
Net income	$4,739	6,869,547		$4,353	6,836,345
Dividends and accretion on preferred stock	(1,352)			(1,352)
Income available to common shareholders	$3,387	6,869,547	$0.49	$3,001	6,836,345	$0.44
Effect of Dilutive securities
Stock options and RRP grants		8,136			110
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$3,387	6,877,683	$0.49	$3,001	6,836,455	$0.44
Options of 570,718 and 581,338 shares and warrants of 625,135 shares, in each period, were not included in the calculation above due to being anti-dilutive to earnings per share as of September 30, 2010 and 2009, respectively.

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

In January 2010, the FASB issued an Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This update provides additional guidance relating to fair value measurement disclosures.  Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy including when such transfers were recognized and the reasons for those transfers.  For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements.  Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques.  This accounting standard is effective at the beginning of 2010, except for the detailed Level 3 disclosures, which will be effective at the beginning of 2011.  The Company adopted this accounting pronouncement, as required, and the adoption did not have a material impact on the statements taken as a whole.

In April 2010, the FASB issued an update (ASU) No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.  This update provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, that do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  This update became effective for the interim reporting period and did not have a material impact on the statements taken as a whole.

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

Note 4: Investments

The amortized cost and approximate fair values of securities as of September 30, 2010 and December 31, 2009 are as follows.  All held-to-maturity securities were sold during the third quarter 2010.

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value

Available for Sale Securities
Mortgage-backed securities	$71,046	$1,909	$(9)	$72,946
Collateralized mortgage obligations	100,987	2,659	-	103,646
Municipals	1,186	93	-	1,279
Federal Agencies	16,937	95	-	17,032
Small Business Administration	17	-	-	17
Corporate obligations	6,880	-	(4,443)	2,437
Marketable equity securities	1,714	-	(11)	1,703
Total	$198,767	$4,756	$(4,463)	$199,060

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Available for Sale Securities
Mortgage-backed securities	$29,175	$824	$(109)	$29,890
Collateralized mortgage obligations	85,726	1,874	(571)	87,029
Municipals	9,313	360	(17)	9,656
Small Business Administration	158	-	(1)	157
Corporate obligations	7,321	-	(4,782)	2,539
Marketable equity securities	1,685	-	(42)	1,643
Total	$133,378	$3,058	$(5,522)	$130,914

Held to Maturity Securities
Mortgage-backed securities	$4,619	$29	$(1,373)	$3,275
Collateralized mortgage obligations	3,028	158	(632)	2,554
Federal Agency	500	4	-	504
Total	$8,147	$191	$(2,005)	$6,333

The amortized cost and fair value of available-for-sale securities at September 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Description Securities
Security obligations due
Within one year	$-	$-
One to five years	-	-
Five to ten years	5,012	5,025
After ten years	19,991	15,722
	25,003	20,747
Mortgage-backed securities	71,046	72,947
Collateralized mortgage obligations	100,987	103,646
Small Business Administration	17	17
Marketable equity securities	1,714	1,703
Totals	$198,767	$199,060

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $1.2 million at September 30, 2010.

Gross gains of $2,900,000 and $206,000 resulting from sales of securities were realized for the nine months ended September 30, 2010 and 2009, respectively.  The realized gain on sale of securities reported in the first nine months of 2009 also reflected a gain on sale of subsidiary of $137,000 and the sale of Mastercard stock of $75,000.  Gross losses on the sale of securities of $2,900,000 and $0 were recognized for the nine months ended September 30, 2010 and 2009, respectively.  Included in the gross losses were losses on sale of the held-to-maturity portfolio of $2.5 million.  Other-than-temporary impairment losses were recognized on securities for nine months ended September 30, 2010 and 2009 of $826,000 and $200,000, respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at September 30, 2010, was $10.4 million, a decrease from $37.7 million at December 31, 2009, which is approximately 5.2% and 25.9%, respectively, of the Company's portfolio.  The Bank has continued to see an improvement since year-end due to increased market values and the sale of the held-to-maturity portfolio.

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

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009:

	September 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for Sale
Mortgage-backed securities	$6,277	$(9)	$-	$-	$6,277	$(9)
Collateralized mortgage obligations	-	-	-	-	-	-
Federal agencies	-	-	-	-	-	-
Municipals	-	-	-	-	-	-
Small Business Administration	-	-	-	-	-	-
Corporate obligations	-	-	2,437	(4,443)	2,437	(4,443)
Marketable equity securities	-	-	1,703	(11)	1,703	(11)
Total temporarily impaired securities	$6,277	$(9)	$4,140	$(4,454)	$10,417	$(4,463)

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for Sale
Mortgage-backed securities	$8,511	$(109)	$-	$-	$8,511	$(109)
Collateralized mortgage obligations	16,829	(251)	4,609	(320)	$21,438	$(571)
Municipals	1,025	(17)	-	-	$1,025	$(17)
Small Business Administration	-	-	157	(1)	$157	$(1)
Corporate obligations	-	-	2,539	(4,782)	$2,539	$(4,782)
Marketable equity securities	-	-	1,647	(42)	$1,647	$(42)
Total temporarily impaired securities	$26,365	$(377)	$8,952	$(5,145)	$35,317	$(5,522)

Held to Maturity
Mortgage-backed securities	$239	$(559)	$1,521	$(814)	1,760	(1,373)
Collateralized mortgage obligations	199	(157)	420	(475)	619	(632)
Total temporarily impaired securities	$438	$(716)	$1,941	$(1,289)	$2,379	$(2,005)

Corporate Obligations

The Company’s unrealized loss on investments in corporate obligations primarily relates to investments in pooled trust preferred securities.  The unrealized losses were primarily caused by (a) a recent decrease in performance and regulatory capital at the underlying bank resulting from exposure to subprime mortgages and (b) a recent sector downgrade by several industry analysts.  The Company currently expects some of the securities to settle at a price less than the amortized cost basis of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security).  The Company has recognized a loss equal to the credit loss for these securities, establishing a new, lower amortized cost basis.  The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.  Because the Company does not intend to sell the investments and it is likely the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investments to be other-than-temporarily impaired at September 30, 2010.

MutualBank evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis.  During the quarter ending September 30, 2010, the Bank’s evaluation did not indicate any additional impairment.  Impairment on securities is determined after analyzing the cash flow to be received, underlying collateral and determining the amount of additional losses needed in the individual pools to create a shortfall in interest or principal payments.  All trust preferred securities were valued using a discounted cash flow analysis as of September 30, 2010.

Other-than-temporary Impairment

Upon acquisition of a security, the Company decides whether it is within the scope of the accounting guidance for beneficial interests in securitized financial assets or will be evaluated for impairment under the accounting guidance for investments in debt and equity securities.

The accounting guidance for beneficial interests in securitized financial assets provides incremental impairment guidance for a subset of the debt securities within the scope of the guidance for investments in debt and equity securities.  For securities where the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial asset impairment model.  Where the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model.

The Company routinely conducts reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred.  Economic models are used to determine whether an other-than-temporary impairment has occurred on these securities.  While all securities are considered, the securities primarily impacted by other-than-temporary impairment testing are pooled trust preferred and private-label mortgage-backed securities.  For each pooled trust preferred and private-label mortgage-backed security in the investment portfolio (including but not limited to those whose fair value is less than their amortized cost basis), an extensive, regular review is conducted to determine if an other-than-temporary impairment has occurred.  Various inputs to the economic models are used to determine if an unrealized loss is other-than-temporary.

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

Pooled Trust Preferred Securities. MutualFirst Financial, Inc. has a current amortized cost in pooled trust preferred securities of $6.9 million, which had an original par value of $10.3 million.  These securities have a current fair value of $2.4 million.  The following table provides additional information related to the Bank’s investment in trust preferred securities as of September 30, 2010:

		Original	Book	Fair	Unrealized	Realized Losses		Lowest
Deal	Class	Par	Value	Value	Loss	2010	2009	Rating
	(Dollars in thousands)
Alesco Preferred Funding IX	CCC-	$1,000	$895	$387	$(508)	$-	$-	CCC-
Alesco Preferred Funding XVII	Ca	1,000	110	4	(106)	(5)	(900)	Ca
Preferred Term Securities XIII	Ca	1,000	829	215	(614)	-	(177)	Ca
Preferred Term Securities XVIII	Ca	1,000	900	244	(656)	(117)	-	Ca
Preferred Term Securities XXVII	Ca	1,000	698	153	(545)	(276)	-	Ca
U.S. Capital Funding I	Caa1	3,000	2,891	1,181	(1,710)	-	(109)	Caa1
U.S. Capital Funding III	Ca	1,000	500	252	(248)	-	-	Ca
U.S. Capital Funding V	Caa3	1,300	57	1	(56)	(3)	(605)	Caa3
Total		$10,300	$6,880	$2,437	$(4,443)	$(401)	$(1,791)

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

	Accumulated Credit Losses
	2010	2009
Credit losses on debt securities held
Beginning of year	$(3,905)	$(1,350)
Additions related to increases in previously recognized other-than-temporary losses for the nine months ended	(827)	(200)

As of September 30,	$(4,732)	$(1,550)

	Accumulated Credit Losses
	2010	2009
Credit losses on debt securities held
Beginning of period	$(4,633)	$(1,550)
Additions related to increases in previously recognized other-than-temporary losses for the three months ended	(99)	-

As of September 30,	$(4,732)	$(1,550)

Note 5:  Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes for the nine months ended September 30 were as follows:

	2010	2009
Net unrealized gain (loss) on securities available-for-sale	$3,130	$98
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(1,257)	(622)
Net unrealized loss on derivative used for cash flow hedges	(536)	-

Less reclassification adjustment for realized losses included in income	887	(6)
Other comprehensive income (loss), before tax effect	2,224	(530)
Tax expense (benefit)	783	7

Other comprehensive income (loss)	$1,441	$(537)

The components of accumulated other comprehensive gain (loss), included in stockholders’ equity, are as follows:

	September 30,	December 31,
	2010	2009
Net unrealized gain on securities available-for-sale	$1,552	$331
Net unrealized loss on securities available-for-sale for which a portion of an
other-than-temporary impairment has been recognized in income	(1,257)	(2,796)
Net unrealized gain (loss) on derivative used for cash flow hedges	(492)	44
Net unrealized loss relating to defined benefit plan liability	(438)	(438)
	(635)	(2,859)
Tax expense (benefit)	(218)	(1,001)

Net-of-tax amount	$(417)	$(1,858)

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

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2010
Mortgage-backed securities
Agency	$72,946	$-	$72,946	$-
Collateralized mortgage obligations
Agency	103,646	-	103,646	-
Federal agencies	17,032	-	17,032	-
Municipals	1,279	-	1,279	-
Small Business Administration	17	-	17	-
Corporate obligations	2,437		-	2,437
Marketable equity securities	1,703	1,703	-	-

Available-for-sale securities	$199,060	$1,703	$194,920	$2,437

December 31, 2009
Mortgage-backed securities
Agency	$29,890	$-	$29,890	$-
Collateralized mortgage obligations
Agency	75,564	-	75,564	-
Private labeled	11,465	-	11,465	-
Municipals	9,656	-	9,656	-
Small Business Administration	157	-	157	-
Corporate obligations	2,539		-	2,539
Marketable equity securities	1,643	1,643	-	-

Available-for-sale securities	$130,914	$1,643	$126,732	$2,539

The following is a reconciliation of the beginning and ending balances for the three months ended September 30, 2010 and 2009 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	2010	2009
Beginning balance	$2,762	$2,889

Total realized and unrealized gains and losses
Included in net income	-	-
Included in other comprehensive loss	(250)	46
Purchases, issuances and settlements	(75)	20
Transfers in/out of Level 3	-	-

Ending balance	$2,437	$2,955

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

The following is a reconciliation of the beginning and ending balances for the nine months ended September 30, 2010 and 2009 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	2010	2009
Beginning balance	$2,539	$6,317

Total realized and unrealized gains and losses
Included in net income	(401)	(200)
Included in other comprehensive loss	339	(3,187)
Purchases, issuances and settlements	(40)	25
Transfers in/out of Level 3	-	-

Ending balance	$2,437	$2,955

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$401	$200

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

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy used for such fair value measurements:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2010
Impaired Loans	$7,383	$-	$-	$7,383
Other real estate owned	3,142	-	-	3,142

December 31, 2009
Impaired Loans	$4,614	$-	$-	$4,614
Other real estate owned	977	-	-	977

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated condensed balance sheet as of September 30, 2010 and December 31, 2009, are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
Cash and cash equivalents	$83,588	$83,588	$46,341	$46,341
Interest-bearing deposits	3,006	3,006	-	-
Investment securities held-to-maturity	-	-	8,147	6,333
Loans held for sale	9,903	9,911	2,521	2,527
Loans	998,620	1,023,628	1,059,694	1,086,805
Stock in FHLB	18,632	18,632	18,632	18,632
Interest receivable	4,849	4,849	4,376	4,376
Liabilities
Deposits	$1,126,854	$1,098,174	$1,045,196	$1,007,530
FHLB advances	152,649	171,888	197,960	194,717
Other borrowings	13,350	14,111	14,114	15,083
Interest payable	1,304	1,304	1,192	1,192
Advances by borrowers for taxes and
insurance	2,326	2,326	1,734	1,734

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

Note 7: Allowance for Loan Losses

Activity in the allowance for loan losses for the nine months ended September 30, 2010 and 2009 is as follows:

	September 30,
	2010	2009
Balance beginning of period	$16,414	$15,107
Additions:
Provision charged to operations	5,275	4,850
Deductions:
Loans charged-off	6,114	4,114
Recoveries	905	777
Net charge-offs	5,209	3,337
Balance end of period	$16,480	$16,620

Information on non-performing assets, including restructured loans, is provided below:

	September 30,
	2010	2009
Non-performing assets
Non-accrual loans	$30,192	$31,062
Accuring loans 90 days + past due	366	1,266
Restructured loans	1,027	463
Total non-performing loans	31,585	32,791
Real estate owned	5,686	4,095
Other repossessed assets	1,142	1,440
Non-performing securities	-	100
Total non-performing assets	$38,413	$38,426

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

Mutual subsidiaries include, Mutual Federal Investment Company (“MFIC”) and Mishawaka Financial Services.  MFIC is a Nevada corporation holding approximately $180 million in investments.  MFIC currently owns one subsidiary, Mutual Federal REIT.  The assets of Mutual Federal REIT consist of approximately $80 million in one-to four-family mortgage loans.  Mishawaka Financial Services is engaged in the sale of life and health insurance to customers of the Bank.

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

Management recently reviewed the Bank’s processes for foreclosed properties and deemed they are in compliance with regulations and state laws.

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

Securities

Under FASB Codification Topic 320 (ASC 320), Investments-Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale or trading.  Management determines the appropriate classification at the time of purchase. The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income.

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

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings.  For investments in debt securities, if management does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of the OTTI related to other factors will be recognized in other comprehensive income, net of applicable taxes.  The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment.  If management intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders’ equity) and not recognized in income until the security is ultimately sold.

For our investment in marketable equity securities, management evaluates the severity and duration of the impairment and the near term prospects of the issuer in our consideration of whether the securities are other than temporarily impaired.  Based upon that evaluation the company does not consider our equity securities to be other than temporarily impaired.  If other than temporary impairment is identified that impairment is recognized in earnings.

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

It has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities, and thereby reduce the impact interest rate changes have on our net interest income.  Historically, strategies employed to accomplish this objective have been to increase the origination of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of consumer and commercial loans to total loans has increased from 44% at the end of 2004 to 54% as of September 30, 2010.  As we continue to increase our investment in business-related loans, which are considered to entail greater risks than one-to four- family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses has increased to reflect this increased risk.  To help offset some of the additional risk, the Company suspended origination of indirect boat and recreational vehicle lending at the beginning of 2010.  On the liability side of the balance sheet, the Company is employing strategies to increase the balance of core deposit accounts, such as low cost checking and money market accounts. The percentage of core deposits to total deposits was 40% at September 30, 2010, compared to 37% at September 30, 2009.  The remaining total deposits are mostly retail certificates of deposit, which continue to provide stable funding for the Company.  These are ongoing strategies that are dependent on current market conditions and competition.

During the first nine months of 2010, in keeping with its strategic objective to reduce interest rate risk exposure, the Company also sold $42.7 million of long term fixed rate loans that were originated as held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income.  The negative impact was offset by recognizing a gain on the sale of these loans of $1.4 million and by using a portion of the proceeds to make purchases in the investment portfolio.

Another important source of revenue for the Company is non-interest income.  Non-interest income is primarily made up of recurring income from service fee income on checking accounts and commissions from the Company’s trust and brokerage business.  Non-interest income also includes gains on sale of loans and investments and increases in cash surrender value of life insurance.  The Federal Reserve’s Regulation E has required consumers to opt-in to certain overdraft services to have access to them.  The Company is actively communicating with customers to determine their preference of opting-in or opting-out.  A majority of the Bank’s customers have opted-in to the overdraft program.  Overall, the Company continues to anticipate less service fee income off of checking accounts than in previous periods.  The Company’s trust business is a source of recurring revenue that may increase or decrease partially dependent on movement in the stock market.  The Company’s objective is to increase non-interest income by growing its trust and wealth management area, but in the short run non-interest expense may increase as proper infrastructure is put in place to support a higher level of non-interest income.

Financial Condition

Assets totaled $1.4 billion at September 30, 2010, an increase from December 31, 2009 of $41.4 million, or 3.0%. Gross loans, excluding loans held for sale, decreased $61.0 million, or 5.7%.  Consumer loans decreased $23.8 million, or 9.2%, commercial loans decreased $18.3 million, or 5.4%, and residential mortgage loans held in the portfolio decreased $18.9 million, or 4.0%. Residential mortgage loans held for sale increased $7.4 million and mortgage loans sold during the first nine months of 2010 totaled $42.7 million compared to $142.9 million sold during the first nine months of last year. The decrease in consumer lending was a result of the Bank suspending origination of indirect boat and recreational vehicle lending at the beginning of 2010, which accounted for approximately 49% of the consumer outstanding balances at the beginning of 2010.  The decrease in commercial loans was a result of several commercial loans paying down, some of which were loans of concern for the Bank, and charge-offs of $1.5 million in the first nine months of 2010.  Mortgage loan balances continue to decline as the Bank has sold a majority of its fixed rate production.  Cash and cash equivalents increased $37.2 million primarily due to the current liquidity made available to the Bank with increased deposits.  Investment securities available for sale increased $68.1 million, or 52.1%.  Investment securities increased despite the sale of $71 million in investments during the third quarter to dispose of all of the private labeled mortgage-backed securities and CMOs.  The proceeds from this sale, plus additional funds from cash generated from the paydown of the loan portfolio, were reinvested in primarily agency-related mortgage-backed securities and CMOs.

Allowance for loan losses was $16.5 million at September 30, 2010, an increase of $66,000 from December 31, 2009. Net charge offs for the quarter ended September 30, 2010 were $2.0 million, or .78% of average loans on an annualized basis compared to $1.4 million, or .50% of average loans for the comparable period in 2009.  Net charge offs for the nine months ended September 30, 2010 were $5.2 million, or .67% of average loans on an annualized basis compared to $3.3 million, or .40% of average loans for the comparable period in 2009.  Net charge offs increased as a larger amount of previously identified problem loans were settled in the quarter than in the same period in 2009.   On a linked quarter basis net charge offs increased from an annualized .74% of average loans for the quarter ended June 30, 2010 to .78% for the current quarter.  The allowance for loan losses as a percentage of non-performing loans and total loans was 52.18% and 1.62%, respectively at September 30, 2010 compared to 50.38% and 1.53%, respectively at December 31, 2009.  The increased allowance ratios from December 31, 2009 to September 30, 2010, were primarily a result of increased allowance for loan loss, decreased loan balances, and decreased non-performing loans.

Total deposits were $1.1 billion at September 30, 2010 an increase of $81.7 million, or 7.8% from December 31, 2009. This increase was due to increases in certificates of deposit and savings deposits of $33.4 million and increases in demand and money market deposits of $48.3 million.  The increase in deposits is a result of customers seeking safety and stability and the Bank’s ability to meet customers’ needs.  Total borrowings decreased $46.1 million to $166.0 million at September 30, 2010 from $212.1 million at December 31, 2009 as the Bank utilized excess liquidity to pay down maturing FHLB advances.

Stockholders’ equity was $133.6 million at September 30, 2010, an increase of $3.9 million, or 3.0% from December 31, 2009. The increase was due primarily to net income of $4.7 million and unrealized gains on securities of $1.8 million.  This increase was partially offset by dividend payments of $1.3 million to common shareholders and $1.2 million to preferred shareholders and net unrealized losses on derivatives of $354,000.  The Bank’s capital ratios were all well in excess of “well-capitalized” levels as defined by all regulatory standards as of September 30, 2010.  Mutual’s current total regulatory capital ratios as of September 30, 2010 are core capital, 8.94%; Tier I risk-based capital, 12.29%; and total risk-based capital, 13.54%.

Comparison of the Operating Results for the Three Months Ended September 30, 2010 and 2009

Net interest income before the provision for loan losses increased $372,000 from $10.2 million for the three months ended September 30, 2009 to $10.6 million for the three months ended September 30, 2010. The primary reason for the increase was an increase in average earning assets of $35.8 million as a result of increased investments and an increase in net interest margin of 2 basis points to 3.23% in the third quarter 2010 compared to 3.21% for the third quarter 2009.

The provision for loan losses for the third quarter of 2010 was $2.2 million compared to $1.7 million in the third quarter of 2009.  Non-performing loans to total loans at September 30, 2010 were 3.11% compared to 3.02% at September 30, 2009.  Non-performing loans increased from 2.49% at June 30, 2010 to 3.11% at September 30, 2010, or $5.9, million primarily due to three loans totaling $7.7 million becoming non-performing during the third quarter of 2010.  These loans include two commercial real estate loans and a large one-to four-family residential loan and are not related loans.  Non-performing assets to total assets were 2.67% at September 30, 2010 compared to 2.74% as of September 30, 2009.

The following is a summary of changes in non-interest income:

	Three Months Ended		Amount	Percent
Non-Interest Income	9/30/2010	9/30/2009	Change	Change
Service fee income	$1,829	$1,955	$(126)	-6.4%
Net realized gain (loss) on sale of securities	(381)	60	(441)	-735.0%
Equity in losses of limited partnerships	(127)	(78)	(49)	62.8%
Commissions	896	710	186	26.2%
Net gains on sales of loans	846	527	319	60.5%
Net servicing fees	34	56	(22)	-39.3%
Increase in cash surrender value of life insurance	630	385	245	63.6%
Net other-than-temporary losses on securities	(99)	-	(99)
Other income	15	33	(18)	-54.5%

Total Non-Interest Income	$3,643	$3,648	$(5)	-0.1%

Non-interest income was unchanged at $3.6 million for the three months ended September 30, 2010 compared to the same period in 2009. Commission income increased due to increased wealth management and brokerage income for the quarter.  Net gain on loan sales was up this quarter compared to 2009 due to increased mortgage production and sales.  The Company had an increase in income from life insurance, primarily due to a death benefit in the third quarter.  Decreases in non-interest income were due to service fee income as overdraft fees on checking accounts decreased due to new opt-in regulations that took effect in August 2010. Loss on sale of securities and other-than-temporary impairment increased in the quarter reducing non-interest income.  The Company strategically sold approximately $71 million in investments during the quarter to dispose of all of the private labeled mortgage-backed securities and CMOs.  These transactions were completed and most of the losses were offset by gains in agency securities.  The proceeds were reinvested in agency securities.

The following is a summary of changes in non-interest expense:

	Three Months Ended		Amount	Percent
Non-Interest Expense	9/30/2010	9/30/2009	Change	Change
Salaries and employee benefits	$5,315	$5,823	$(508)	-8.7%
Net occupancy expenses	629	671	(42)	-6.3%
Equipment expenses	480	479	1	0.2%
Data processing fees	363	388	(25)	-6.4%
Automated teller machine	294	274	20	7.3%
Deposit insurance	465	416	49	11.8%
Professional fees	306	310	(4)	-1.3%
Advertising and promotion	296	408	(112)	-27.5%
Software subscriptions and publications	377	368	9	2.4%
Intangible amortization	327	372	(45)	-12.1%
Repossessed assets expense	308	446	(138)	-30.9%
Other expenses	973	992	(19)	-1.9%

Total Non-Interest Expense	$10,133	$10,947	$(814)	-7.4%

Non-interest expense decreased $814,000 to $10.1 million for the three months ended September 30, 2010 compared to $10.9 million for the same period in 2009.  Salaries and employee benefits have continued to decrease due to attrition and changes in employee benefits.  Repossessed assets expenses decreased due to improved market values leading to a reduction in loss on sale of assets and continued expense control, including reduction in property tax expense due to the impact of the tax caps.  These decreases were partially offset by increases in deposit insurance premiums due to increased insured balances.

Income tax expense increased $227,000 for the three months ended September 30, 2010, compared to the same period in 2009.  The effective tax rate increased to 14.7% from 4.0% due to an increase in taxable income and a decreased percentage of low income housing tax credits to taxable income when comparing the quarter ended September 2010 to September 2009.

Comparison of the Operating Results for the Nine Months Ended September 30, 2010 and 2009

Net interest income before the provision for loan losses increased $1.0 million from $30.9 million for the nine months ended September 30, 2009 to $32.0 million for the nine months ended September 30, 2010. The primary reason for the increase was an increase in average earning assets of $39.1 million as a result of increased investments and an increase of one basis point in net interest margin to 3.22% the first nine months of 2010 compared to 3.21% for the first nine months of 2009.

The provision for loan loss for the first nine months of 2010 was $5.3 million compared to $4.9 million in the first nine months of 2009.  Non-performing loans to total loans at September 30, 2010 were 3.11% compared to 3.02% at September 30, 2009.  Non-performing loans increased from 2.49% at June 30, 2010 to 3.11% at September 30, 2010, or $5.9 million primarily due to three loans totaling $7.7 million becoming non-performing during the third quarter of 2010.  These loans include two commercial real estate loans and a large one-to four-family residential loan and are not related loans.  Non-performing assets to total assets were 2.67% at September 30, 2010 compared to 2.31% at June 30, 2010, 2.86% at December 31, 2009 and 2.74% as of September 30, 2009.

The following is a summary of changes in non-interest income:

	Nine Months Ended		Amount	Percent
Non-Interest Income	9/30/2010	9/30/2009	Change	Change
Service fee income	$5,456	$5,522	$(66)	-1.2%
Net realized gain (loss) on sale of securities	(61)	419	(480)	-114.6%
Equity in losses of limited partnerships	(382)	(233)	(149)	63.9%
Commissions	2,920	2,198	722	32.8%
Net gains on sales of loans	1,410	2,171	(761)	-35.1%
Net servicing fees	102	192	(90)	-46.9%
Increase in cash surrender value of life insurance	1,385	1,184	201	17.0%
Net other-than-temporary losses on securities	(826)	(200)	(626)	313.0%
Other income	174	121	53	43.8%

Total Non-Interest Income	$10,178	$11,374	$(1,196)	-10.5%

Non-interest income decreased $1.2 million to $10.2 million for the nine months ended September 30, 2010 compared to the same period in 2009.  The decrease was primarily due to a reduction in gain on sale of loans due to decreased loan demand from 2009 and a reduction in net gains on sale of investments in conjunction with increased other-than-temporary impairment of securities.  The increase in loss on securities was due primarily to the strategic sale of private-labeled mortgage-backed securities and CMOs during the third quarter of 2010.  Other-than-temporary impairment on securities increased due to losses recognized for eleven private labeled and four trust preferred securities written-down during the first nine months of 2010.  Due to the liquidation of the held-to-maturity investment portfolio, including the private labeled securities, the future risk for other-than-temporary impairment has been reduced.  These decreases were partially offset with increases in commission income due to the continued growth of trust and brokerage services.

The following is a summary of changes in non-interest expense:

	Nine Months Ended		Amount	Percent
Non-Interest Expense	9/30/2010	9/30/2009	Change	Change
Salaries and employee benefits	$15,982	$16,970	$(988)	-5.8%
Net occupancy expenses	1,871	2,065	(194)	-9.4%
Equipment expenses	1,460	1,295	165	12.7%
Data processing fees	1,162	1,103	59	5.3%
Automated teller machine	870	835	35	4.2%
Deposit insurance	1,365	1,849	(484)	-26.2%
Professional fees	891	972	(81)	-8.3%
Advertising and promotion	900	1,133	(233)	-20.6%
Software subscriptions and publications	1,177	1,045	132	12.6%
Intangible amortization	1,033	1,166	(133)	-11.4%
Repossessed assets expense	1,388	1,127	261	23.2%
Other expenses	2,854	3,069	(215)	-7.0%

Total Non-Interest Expense	$30,953	$32,629	$(1,676)	-5.1%

Non-interest expense decreased $1.7 million to $31.0 million, for the nine months ended September 30, 2010 compared to $32.6 million for the same period in 2009.   The decrease in expenses was partially due to the FDIC special assessment in the second quarter of 2009, with no corresponding expense in 2010.   Another reason for the decrease was a decline in salaries and benefits due to attrition and changes in employee benefits.  Net occupancy expenses have declined compared to September 2009 due to lower seasonal maintenance expenses in late winter and early spring.  These decreases were partially offset by an increase in repossessed asset expense, as our repossessed assets have increased 23.4% over September 2009.  Repossessed asset expenses include cost associated with holding and maintaining foreclosed real estate and other repossessed assets, as well as gains/losses incurred during the liquidation of such assets.  The Company has seen an increase in this area due to the increased repossessed asset portfolio as of December 31, 2009 and activity associated with those assets and new assets taken in throughout the nine-months ended September 30, 2010.

For the nine-month period ended September 30, 2010, income tax expense increased $703,000 compared to the same period in 2009. The increase was due primarily to an increase in taxable income. The effective tax rate also increased from 10.1% to 20.1% due to a decreased percentage of low income housing tax credits to taxable income when comparing the nine months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year.  As of September 30, 2010, Mutual had liquid assets of $263.8 million and a liquidity ratio of 21.32% compared to 14.37% at December 31, 2009. This elevated level of liquidity is primarily a result of increased cash and investment portfolio due to the growth in deposits in the first nine months of 2010.  The liquidity ratio will fluctuate throughout the year as excess liquidity is used to originate loans and pay down FHLB advances as they mature.  The Company believes the current available liquidity will be sufficient to meet the needs of the Company throughout 2010.

Mutual continues to maintain capital ratios which exceed “well-capitalized” levels as defined pursuant to all regulatory standards as of September 30, 2010.  Mutual’s current total regulatory capital ratios as of September 30, 2010 are core capital, 8.94%; Tier I risk-based capital, 12.29%; and total risk-based capital, 13.54%.  This is compared to the December 31, 2009 ratios of: core capital, 9.38%; Tier I risk-based capital, 11.56%; and total risked-based capital, 12.81%.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Presented below as of September 30, 2010 and 2009, is an analysis of Mutual’s interest rate risk as measured by changes in Mutual’s net portfolio value (“NPV”) assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments.

September 30, 2010

Net Portfolio Value

Changes				NPV as % of PV of Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	176,863	-21,695	-11%	12.83%	-68 bp
+200 bp	187,574	-10,984	-6%	13.31%	-20 bp
+100 bp	195,618	-2,940	-1%	13.58%	8 bp
0 bp	198,558			13.50%
-100 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)
-200 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)
-300 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)

September 30, 2009

Net Portfolio Value

Changes				NPV as % of PV of Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	172,990	-25,568	-11%	12.91%	-71 bp
+200 bp	183,794	-14,764	-5%	13.43%	-19 bp
+100 bp	191,453	-7,105	-1%	13.71%	9 bp
0 bp	193,759			13.62%
-100 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)
-200 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)
-300 bp	n/m(1)	n/m(1)	n/m(1)	n/m(1)	n/m(1)

n/m(1) - not meaningful because certain market interest rates would be below zero at that level of rate shock.

The analysis at September 30, 2010, indicates that there have been no material changes in market interest rates for Mutual’s interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company’s annual report on Form 10-K for the period ended December 31, 2009.  The low level of interest rate risk exposure of Mutual is primarily due to the current structure of the balance sheet and the continuous sale of originated long term fixed-rate loans.

ITEM - 4 Controls and Procedures.

(a)
 An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(c) under the Securities Exchange Act of 1934 (the “Act”), as of September 30, 2010 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period preceding the filing of this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Act) that occurred during the quarter ended September 30, 2010 that have materially affected, or are likely to materially affect our internal control over financial reporting.

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

Insert Stock Purchase (Table 7)

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

MutualFirst Financial, Inc.

Date: November 15, 2010	By:	/s/ David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: November 15, 2010	By:	/s/ Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer