Form 10-K
period 2010-12-31
MUTUALFIRST FINANCIAL INC
filed 2011-03-16
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting  common equity held by non-affiliates, computed by reference to the last sale price of such stock on the Nasdaq Global Market as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $37.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.  As of March 15, 2011, there were 6,985,087 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K—Portions of registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders.

Item 1. Business

General

MutualFirst Financial, Inc., a Maryland corporation (“MutualFirst” or the “Company”), is the holding company of its wholly-owned subsidiary MutualBank, a federal savings bank (“MutualBank” or the “Bank”).  The words “we,” “our” and “us” in this Form 10-K refer to MutualFirst and MutualBank on a consolidated basis, unless indicated otherwise herein. At December 31, 2010, we had total assets of $1.4 billion, loans of $978.9 million, deposits of $1.1 billion and stockholders’ equity of $131.1 million.  Our executive offices are located at 110 E. Charles Street, Muncie, Indiana 47305-2400.  Our common stock is traded on the Nasdaq Global Market under the symbol “MFSF.”  For more general information about our business and recent material transactions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Introduction.”

Forward-Looking Statements

When used in this Form 10-K, future filings with the SEC, Company press releases or other public or stockholder communications and oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, including, among other things, (i) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company’s market areas; (ix) legislative or regulatory changes that adversely affect the Company’s business; (x) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xi) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xii) potential regulatory actions or changes in supervisory policies by the federal agencies regulating the Company and the Bank; (xiii) the uncertainties arising from the Company’s participation in the TARP Capital Purchase Program, including impacts on employee recruitment and retention and other business and practices, and uncertainties concerning the potential redemption by us of the U.S. Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; (xiv) costs and effects of litigation, including settlements and judgments; and (xv) competition.  The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

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

MutualBank operates its 33 full service retail financial center offices in Indiana where the unemployment rate has exceeded the federal and state unemployment rates.  At the end of 2009 portions of the unemployment rate (not seasonally adjusted) was 9.7% and at the end of 2010 was 9.1% at the federal and state level.  Our footprint had an unemployment rate of 11.9% and 10.6% at those respective dates.  While our footprint has had a higher unemployment rate than the US and State average, we saw a decline in 2010.  Our markets are experiencing new jobs in the railroad industry and alternative energy technology and jobs in the auto and recreational vehicles have improved since the beginning of the recession.

Competition

We face strong competition from other banks, credit unions, mortgage bankers and finance companies in originating commercial, real estate and other loans and in attracting deposits.  Our wealth management division faces strong competition from other banks, brokerage firms, financial advisers and trust companies.  We attract deposits primarily through our branch network.  Competition for deposits comes principally from local banks and credit unions, but also comes from the availability of other investment opportunities, including mutual funds.  We compete for deposits by offering superior service and a variety of deposit accounts at competitive rates.

Internet Website and Information

The Company maintains a website at www.bankwithmutual.com - “Resources.”  The information contained on that website is not included as part of or incorporated by reference into this Form 10-K.  The Company’s filings with the SEC are available on that website and also are available on the SEC website at sec.gov - “Search for Company Filings.”

Lending Activities

General.  Our loans carry either a fixed- or an adjustable-rate of interest.  At December 31, 2010, our net loan portfolio totaled $989.4 million, which constituted 70.3% of our total assets.

Loans up to $600,000 may be approved by certain individual loan officers.  Loans in excess of $600,000, but not in excess of $1.2 million, may be approved by one Executive Loan Committee member along with one other loan officer to the total of their combined individual lending authority.  Loans not to exceed $3.0 million, to a borrower whose aggregate debt is not greater than $5.0 million, may be approved by a majority vote of the Executive Loan Committee.  All loans in excess of $3.0 million and loans of any amount to a borrower whose aggregate debt will exceed $5.0 million must be approved by the Board of Directors.  The aggregate limit may be increased or decreased by guidance by the Board for a specific borrower.

At December 31, 2010, the maximum amount that we could lend to any one borrower and the borrower’s related entities was approximately $19.9 million.  As of December 31, 2010, our largest lending relationship to a single borrower or group of related borrowers consisted of five loans with a total commitment of $8.0 million, all of which was outstanding at year-end. All of the loans in this relationship are secured by commercial real estate and guaranteed by the principal.  Each of these loans to this group of borrowers was current and performing in accordance with its terms at December 31, 2010.

Major loan customers.  Our five largest lending relationships (the largest detailed in the paragraph above) are with commercial borrowers and total $33.0 million outstanding and $33.6 million committed, in the aggregate , or 3.3% of our $1.0 billion gross loan portfolio at December 31, 2010.  The other four relationships consist of a commitment of $6.9 million, $6.8 outstanding, secured primarily by commercial real estate; $6.8 million committed and outstanding secured primarily by commercial real estate; $6.4 million committed with $3.2 million outstanding for an unsecured loan; and $5.6 million committed and outstanding secured primarily by commercial real estate.  As of December 31, 2010, all of these loans were performing as agreed and $5.4 million were listed as substandard assets.

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2010			2009			2008			2007			2006
	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$468,502	(1)	46.38%	$480,832	(2)	44.60%	$521,364	(3)	46.11%	$431,018	(4)	53.02%	$433,123	(5)	53.01%
Commercial	199,517		19.75	206,944		19.20	253,391		22.41	86,045		10.58	78,985		7.82
Construction and development	49,803		4.93	53,045		4.92	12,232		1.08	13,560		1.67	14,451		1.43
Total real estate loans	717,822		71.06	740,821		68.72	786,987		69.60	530,623		65.28	526,559		52.12

Other Loans:
Consumer Loans:
Automobile	16,047		1.59	18,848		1.75	22,715		2.01	22,917		2.82	31,336		3.10
Residential	103,566		10.25	107,046		9.93	111,799		9.89	72,388		8.90	68,597		6.79
Boat/RVs	102,015		10.10	127,244		11.80	126,812		11.22	125,621		15.45	117,632		11.64
Other	6,157		0.61	6,650		0.62	7,066		0.62	4,585		0.56	5,408		0.54
Total consumer loans	227,785		22.55	259,788		24.10	268,392		23.74	225,511		27.74	222,973		22.07

Commercial business loans	64,611		6.40	77,384		7.18	75,290		6.66	56,764		6.98	67,476		6.68
Total other loans	292,396		28.94	337,172		31.28	343,682		30.40	282,275		34.72	290,449		28.75
Total loans receivable, gross	1,010,218		100.00%	1,077,993		100.00%	1,130,669		100.00%	812,898		100.00%	817,008		80.87%

Less:
Undisbursed portion of loans	7,212			2,546			4,372			3,984			5,520
Deferred loan fees and costs	(2,750)			(3,182)			(3,484)			(3,519)			(3,623)
Allowance for losses	16,372			16,414			15,107			8,352			8,156
Total loans receivable, net	$989,384			$1,062,215			$1,114,674			$804,081			$806,955

(1)	Includes loans held for sale of $10.5 million.

(2)	Includes loans held for sale of $2.5 million.

(3)	Includes loans held for sale of $1.5 million.

(4)	Includes loans held for sale of $1.6 million.

(5)	Includes loans held for sale of $1.3 million.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2010			2009			2008			2007			2006
	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent
	(Dollars in thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$270,782	(1)	26.80%	$257,044	(2)	23.84%	$261,969	(3)	23.17%	$254,235	(4)	31.28%	$271,405	(5)	33.22%
Commercial	114,806		11.36	117,108		10.86	118,323		10.46	20,861		2.57	13,896		1.70
Construction and development	11,982		1.19	14,528		1.35	9,724		0.86	10,197		1.25	8,310		1.02
Total real estate loans	397,570		39.35	388,680		36.06	390,016		34.49	285,293		35.10	293,611		35.94

Consumer	180,749		17.89	215,434		19.98	229,326		20.28	198,068		24.37	192,715		23.59
Commercial business	27,999		2.77	40,025		3.71	37,865		3.35	19,842		2.44	27,093		3.32
Total fixed-rate loans	606,318		60.02	644,139		59.75	657,207		58.13	503,203		61.90	513,419		62.84

Adjustable-Rate Loans:
Real estate:
One- to four-family	$197,720		19.57	$223,788		20.76	$259,395		22.94	$176,783		21.75	$161,718		19.79
Commercial	84,711		8.39	89,836		8.33	135,068		11.95	65,154		8.02	65,089		7.97
Construction and development	37,821		3.74	38,517		3.57	2,508		0.22	3,363		0.41	6,141		0.75
Total real estate loans	320,252		31.70	352,141		32.67	396,971		35.11	245,300		30.18	232,948		28.51

Consumer	47,036		4.66	44,354		4.11	39,066		3.46	27,443		3.38	30,258		3.70
Commercial business	36,612		3.62	37,359		3.47	37,425		3.31	36,922		4.54	40,383		4.94
Total adjustable-rate loans	403,900		39.98	433,854		40.25	473,462		41.87	309,665		38.10	303,589		37.16
Total loans	1,010,218		100.00%	1,077,993		100.00%	1,130,669		100.00%	812,868		100.00%	817,008		100.00%

Less:
Undisbursed portion of loans	7,212			2,546			4,372			3,984			5,520
Deferred loan fees and costs	(2,750)			(3,182)			(3,484)			(3,519)			(3,623)
Allowance for losses	16,372			16,414			15,107			8,352			8,156
Total loans receivable, net	$989,384			$1,062,215			$1,114,674			$804,081			$806,955

(1)	Includes loans held for sale of $10.5 million.

(2)	Includes loans held for sale of $2.5 million.

(3)	Includes loans held for sale of $1.5 million.

(4)	Includes loans held for sale of $1.6 million.

(5)	Includes loans held for sale of $1.3 million.

The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2010.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The total amount of loans due after December 31, 2011 that have predetermined interest rates is $431.2 million, and the total amount of loans due after such date which have floating or adjustable interest rates is $469.2 million.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to Four- Family(1)		Multi-family and Commercial		Construction and Development		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During Years
Ending December 31,
2011(2)	$564	5.49%	$28,143	6.05%	$31,700	4.50%	$11,631	6.83%	$27,298	3.94%	$99,336	5.06%
2012	1,043	6.28	8,662	6.49	5,085	4.97	9,227	7.31	9,369	5.34	33,386	6.16
2013	3,367	5.76	31,443	5.84	1,044	3.90	11,467	6.83	8,963	5.91	56,284	6.01
2014 and 2015	4,729	5.92	59,509	6.13	6,084	5.73	26,230	6.53	14,116	5.52	110,668	6.12
2016 to 2017	15,569	5.50	8,092	6.45	300	-	15,644	7.64	1,125	6.34	40,730	6.49
2018 to 2032	164,489	4.99	59,867	6.13	4,555	5.79	153,387	6.59	3,740	6.04	386,038	5.82
2033 and following	268,258	5.18	3,801	7.55	1,035	6.00	199	5.92	-	-	273,293	5.22
Total	$458,019	5.14%	$199,517	6.13%	$49,803	4.81%	$227,785	6.71%	$64,611	4.92%	$999,735	5.66%

(1)	Does not include mortgage loans held for sale.

(2)	Includes demand loans, loans having no stated maturity and overdraft loans.

One- to Four-Family Residential Real Estate Lending.  We originate loans secured by first mortgages on owner-occupied, one- to four-family residences in our market areas for purchase, refinance and construction purposes.  At December 31, 2010, these loans totaled $468.5 million, or 46.4% of our gross loan portfolio.

We generally underwrite and document our one- to four-family loans based on the loan applicant’s employment and credit history and the appraised value of the subject property, consistent with FHLMC secondary market standards or other prudent underwriting guidelines.  For loans with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance to reduce our exposure to below 80%.  Properties securing our one- to four-family loans are appraised by independent state licensed fee appraisers approved by the Bank’s Board of Directors.  We require borrowers to obtain title insurance in the amount of their mortgage.  Hazard insurance and flood insurance, if necessary, are required in an amount of the lesser of the value of the property improvements or our mortgage amount.

We originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, and, generally maintain a tax or insurance escrow account for these loans.  Our pricing strategy for mortgage loans includes setting interest rates that are competitive with the secondary market and other local financial institutions and are consistent with our internal needs.  Adjustable-rate mortgage or ARM loans are offered with initial rate terms between one and ten years.  After the initial period, the interest rate for each ARM loan adjusts annually for the remainder of the term of the loan using a margin over the standard one-year treasury index.  During fiscal 2010, we originated $26.1 million of one- to four-family ARM loans and $157.3 million of one- to four-family fixed-rate mortgage loans.  By way of comparison, during fiscal 2009, we originated $31.5 million of one- to four-family ARM loans and $218.5 million of one- to four-family fixed-rate mortgage loans.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years and are generally fully amortizing, with payments due monthly.  A majority of loans with fixed rate maturities in excess of 15 years are sold on the secondary market.  Some are retained to meet portfolio needs consistent with balance sheet objectives.  These loans normally remain outstanding, however, for a substantially shorter period of time because of home sales, refinancing and other prepayments.  A significant change in interest rates could alter considerably the average life of a residential loan in our portfolio.  Our one- to four-family loans are generally not assumable, do not contain prepayment penalties and do not permit negative amortization of principal.  Most are written using underwriting guidelines which make them saleable in the secondary market.  At December 31, 2010, our fixed-rate one- to four-family mortgage loan portfolio totaled $270.8 million, or 26.8% of our gross loan portfolio.

Our one- to four-family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years, with payments due monthly.  Our ARM loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment on the interest rate over the rate in effect on the date of origination.  As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds.  In order to remain competitive in our market areas, we sometimes originate ARM loans at initial rates below the fully indexed rate.  ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default.  Our payment history for ARM loans has not been substantially different from fixed rate loans.  See “Asset Quality — Non-performing Assets” and “— Classified Assets.”  At December 31, 2010, our one- to four-family ARM loan portfolio totaled $197.7 million, or 19.6% of our gross loan portfolio.

Construction-permanent loans on one- to four-family residential properties are obtained through referral business with builders, from walk-in customers and through referrals from realtors and architects.  The applicant must submit complete plans, specifications and costs of the project to be constructed, which, along with an independent appraisal, are used to determine the value of the subject property.  Loans are based on the lesser of the current appraised value and/or the cost of construction, including the land and the building.  We generally conduct regular inspections of the construction project being financed.  Residential construction loans are done with one closing for both the construction period and the long term financing.  Loans are generally granted with a construction period between 6 and 12 months.  During the construction phase, the borrower generally pays interest only on a monthly basis, and the loan is automatically converted to amortizing payments upon completion of the construction.  Single family construction loans with loan-to-value ratios over 80% usually require private mortgage insurance.

Commercial Real Estate Lending.  We offer a variety of multi-family and commercial real estate (CRE) loans for acquisition, renovation or construction.  These loans are secured by the real estate and improvements financed and the collateral ranges from industrial and commercial buildings to churches, office buildings and multi-family housing complexes.  At December 31, 2010, multi-family and commercial real estate loans totaled $199.5 million, or 19.8% of our gross loan portfolio.

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

Loans secured by multi-family and commercial real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower.  For income producing properties, net operating income must be sufficient to cover the payments related to the outstanding debt.  Owner-occupied CRE loans are underwritten based on the borrower’s ability to generate cash flow sufficient to repay the loan.  We may require personal guarantees of the borrowers in addition to the real estate as collateral for such loans.  We also generally require an assignment of rents or leases in order to be assured that the cash flow from the real estate can be used to repay the debt.  Appraisals on properties securing multi-family and commercial real estate loans are performed by independent state licensed fee appraisers approved by MutualBank’s Board of Directors.  See “Loan Originations, Purchases, Sales and Repayments” in this Item 1.  In order to monitor the adequacy of cash flows on CRE loans, the borrower is required to provide periodic financial information.

Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans.  Multi-family and commercial real estate loans typically involve large balances to single borrowers or groups of related borrowers.  Because payments on loans secured by multi-family and commercial real estate are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.  See “Asset Quality - Non-performing Assets” in this Item 1.

Construction and Development Lending.  MutualBank makes a variety of commercial loans for the purpose of construction or development of commercial and residential real estate.  Residential development loans are typically located within our market areas and are granted to developers and builders with previous lending experience with MutualBank.  Financing of a development may include funding of land acquisition and development costs for lots as well as individual construction loans for speculative or pre-sold homes.   We also provide construction-permanent financing for owner-occupied commercial properties for our business customers in our market areas as well as some income producing property to established borrowers.  We have a limited number of commercial real estate development loans.  At December 31, 2010, we had $49.8 million in construction and development loans outstanding, representing 4.9% of our gross loan portfolio.

Loans financing land development may include funding the acquisition of the land, the infrastructure and lot sales.  Maximum loan amount should not exceed 75% of the appraised value and projected lot sales should show full payout within 24-36 months of each phase being financed.  Where the development loan is to be repaid through lot sales to third parties, the loan should be paid in full when no more than 80% of the lots in the phase or development are sold.  Release prices should not be less than 85% of the net sales proceeds, or 125% of the original committed amount per lot, whichever is greater.

Construction financing should be supported by prints and specs, and an appraisal by an approved appraiser.  Construction draws should be supported by a detailed list of work completed, and where appropriate, lien waivers from all contractors.  All construction loans should have a maturity date with a written end financing commitment.  We also provide end financing to qualified borrowers.  Our maximum advance on residential pre sold and owner occupied commercial loans is 80% of appraised value.

Because of the uncertainties inherent in estimating construction and development costs and the market for the project upon completion, it is difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project.  These loans also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.  Current economic conditions in our market areas could cause borrowers to be unable to repay development loans due to reduced ability to market the properties consistent with original pro-forma estimates.

Consumer and Other Lending.  Consumer loans generally have shorter terms to maturity and carry higher rates of interest than residential mortgage loans, which reduces our exposure to interest rate risk on those loans,.  In addition, consumer loan products help to expand and create stronger ties to our customer base by increasing the number of customer relationships and providing cross-marketing opportunities.  We offer a variety of secured consumer loans, including home equity and lines of credit, home improvement, auto, boat and recreational vehicle loans, and loans secured by savings deposits.  We also offer a limited amount of credit card and unsecured loans.  We originate our consumer loans both in our market area through our Financial Centers and throughout Indiana with some customers residing in contiguous states through our indirect lending program.  We employ credit scoring models for all consumer loan applications.  These models evaluate credit and application attributes, with a review of the borrower’s employment and credit history and an assessment of the borrower’s ability to repay the loan.  Consumer loans may entail greater risk than one- to four-family residential mortgage loans, especially consumer loans secured by rapidly depreciable assets, such as automobiles, boats and recreational vehicles.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  At December 31, 2010, our consumer loan portfolio totaled $227.8 million, or 22.6% of our gross loan portfolio.

At December 31, 2010, our residential consumer loans, including home equity lines of credit and home improvement loans, totaled $103.6 million, or 10.3% of our gross loan portfolio.  These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan.  The term to maturity on our home equity and home improvement loans may be up to 15 years.  Most home equity lines of credit have a maximum term to maturity of 20 years and require a minimum monthly payment based on the outstanding loan balance per month, which amount may be re-borrowed at any time.  A limited number of home equity lines of credit are approved with monthly payments of accrued interest only.  Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

At December 31, 2010, auto loans totaled $16.0 million, or 1.6% of our gross loan portfolio.  Auto loans may be written for up to six years and usually have a fixed rate of interest.  Loan-to-value ratios are up to 100% of the MSRP or 120% of invoice for new autos and 110% of value on used cars, based on valuation from official used car guides.  Loans for boats and recreational vehicles totaled $102.0 million at December 31, 2010, or 10.1% of our gross loan portfolio.  At December 31, 2009, we suspended originations of boat and recreational vehicle loans from indirect sources.  Our total outstanding in the indirect portfolio at that time was $126.6 million.  As of December 31, 2010, we decided to reenter the indirect boat and recreational vehicle market using dealers with whom with previously we have had strong relationships.  The new loans will be underwritten with tighter underwriting standards; including larger down payments, lower LTV ratios, and higher credit score minimums.  Approximately 84.8% of our auto, boat and recreational vehicle loans at December 31, 2010 were originated indirectly through dealers and retailers.  We generally buy indirect auto loans on a rate basis, paying the dealer a cash payment for loans with an interest rate in excess of the rate we require.  This premium is amortized over the remaining life of the loan.  As specified in written agreements with these dealers, prepayments or delinquencies are charged to future amounts owed to that dealer, with no dealer reserve or other guarantee of payment if the dealer stops doing business with us.

Commercial Business Lending.  At December 31, 2010, commercial business loans totaled $64.6 million, or 6.4% of our gross loan portfolio.  Most of our commercial business loans have been extended to finance businesses in our market area.  Credit accommodations extended include lines of credit for working capital needs, term loans to purchase capital goods and real estate, development lending to foster residential, business and community growth and agricultural lending for inventory and equipment financing.

Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of other conditions affecting the borrower.  Analysis of the borrower’s past, present and future cash flows also is an important aspect of our credit analysis.  We may obtain personal guarantees on our commercial business loans.  Nonetheless, these loans are believed to carry higher credit risk than residential loans.  Unlike residential mortgage loans, commercial business loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial business loans may substantially depend on the success of the business itself (which, in turn, often depends in part upon general economic conditions).  Our commercial business loans are usually secured by business assets.  However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

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

The Company originates consumer loans in Indiana and continguous states through our indirect lending program.  The indirect lending consumer portfolio consists of loans for autos, boats and recreational vehicles.  Indirect consumer loan originations decreased by $28.1 million in 2010 as management made a decision to temporarily suspend origination of all indirect lending, except for auto, due to the current risk associated with this type of lending and the economy.  As of December 31, 2010, the indirect lending program was revived as the Company reached the desired portfolio reduction intended for strategic risk management and now wants to renew production to keep the portfolio at the current level.  Although the indirect lending program will start loan production again, the underwriting standards have been tightened; including higher down payments, lower LTVs and higher credit score minimums.

 During the year ended December 31, 2010, we sold $82.8 million of one- to four-family mortgage loans on the secondary market to FHLMC.   As part of our interest rate risk management, the Company chose to sell these loans and recognized a gain on sale of $2.3 million.  We did not purchase any residential or commercial real estate loans during 2010.

The following table shows our loan origination, purchase, sale and repayment activities for the years indicated.

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Originations by type:
Adjustable rate:
Real estate:
One- to four-family	$26,059	$31,542	$33,083
Commercial real estate	3,391	7,713	7,132
Construction and development	336	1,138	5,617
Non-real-estate:
Consumer	754	317	43
Commercial business	620	1,322	2,061
Total adjustable-rate	31,160	42,088	49,259
Fixed rate:
Real estate:
One- to four-family	157,283	218,546	78,040
Commercial real estate	11,620	16,536	12,737
Construction and development	1,940	7,382	9,171
Non-real-estate:
Consumer	12,569	39,745	42,465
Commercial business	6,380	9,447	5,409
Total fixed-rate	189,792	293,100	149,874
Total loans originated	220,952	335,188	199,133

Purchases:(1)
Real estate:
One- to four-family	—	—	213,441
Commercial	—	—	93,479
construction or development	—	—	1,770
Non-real-estate:
Consumer	—	—	9,677
Commercial business	—	—	75,496
Total loans purchased	—	—	393,863	(2)

Sales and Repayments:
Sales:
Real estate:
One- to four-family	82,796	160,019	92,914
Total loans sold	82,796	160,019	92,914
Principal repayments	217,549	231,254	179,187
Total reductions	300,345	391,273	272,101
Increase (decrease) in other items, net	(1,400)	2,409	(3,124)
Net increase (decrease)	$(80,793)	$(53,676)	$317,771

(1)	Does not include market value adjustment for loans related to acquisitions of branches from other financial institutions.

(2)	Includes $385.3 million of loans acquired as part of the Company’s acquisition of MFB.

Asset Quality

When a borrower fails to make a payment on a mortgage loan on or before the default date, a late charge and delinquency notice is mailed.  All delinquent accounts are reviewed by a collector, who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due.  If the loan becomes 30 days delinquent, the collector will generally contact the borrower by phone or send a letter to the borrower in order to identify the reason for the delinquency.  Once the loan becomes 60 days delinquent, the borrower is asked to pay the delinquent amount in full, or establish an acceptable repayment plan to bring the loan current.  Prior to foreclosure a drive-by inspection is made to determine the condition of the property.  If the account becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, a collection officer will generally refer the account to legal counsel, with instructions to prepare a notice of intent to foreclose.  The notice of intent to foreclose allows the borrower up to 30 days to bring the account current.  During this 30 day period, the collector may accept a repayment plan from the borrower which would bring the account current prior to foreclosure.  The Bank will suspend foreclosure activities when directed by government sponsored entities or the Bank’s regulator; however this has not been requested in the past or at the present time.

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

Delinquent Loans.  As of December 31, 2010, our total loans delinquent for 60 to 89 days was $7.7 million or 0.77% of total loans.  The following table sets forth, as of December 31, 2010, our loans delinquent for 60 to 89 days by type, number, amount and percentage of type.

	Loans Delinquent For:
	60-89 Days
	Number	Amount	Percent
	(Dollars in thousands)
Real Estate:
One- to four-family	55	$4,367	0.93%
Commercial	3	139	0.07
Construction and development	1	205	0.41
Consumer	118	2,845	1.25
Commercial business	5	173	0.27

Total	182	$7,729	0.77%

As of December 31, 2009, our total loans delinquent for 60 to 89 days was $7.9 million or .74% of total loans.

Non-performing Assets.  The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.  Generally, loans are placed on non-accrual status when the loan becomes more than 90 days delinquent or when collection of interest becomes doubtful.  Foreclosed assets owned include assets acquired in settlement of loans.

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-accruing loans:
One- to four-family	$12,012	$14,617	$7,917	$2,997	$2,762
Commercial real estate	6,040	8,986	7,723	2,656	356
Construction and development	7,399	-	-	-	-
Consumer	3,713	3,610	1,851	1,294	983
Commercial business	1,019	1,873	2,507	2,002	1,468
Total	30,183	29,086	19,998	8,949	5,569

Accruing loans delinquent 90 days or more:
One- to four-family	1,449	1,861	1,284	-	-
Commercial real estate	-	-	189	1,421	-
Construction and development	-	-	-	-	-
Consumer	97	73	-	-	-
Commercial business	-	-	-	-	-
Total	1,546	1,934	1,473	1,421	-

Restructured loans	7,100	1,563	293	107	111
Total nonperforming loans	38,829	32,583	21,764	10,477	5,680

Foreclosed assets:
One- to four-family	2,645	3,483	1,786	927	947
Commercial real estate	2,288	1,941	1,193	437	326
Construction and development	97	-	-	-	-
Consumer	1,078	1,927	1,861	1,137	1,322
Commercial business	19	-	-	-	-
Total	6,127	7,351	4,840	2,501	2,595

Non-performing investments	-	100	—	—	—

Total non-performing assets	$52,056	$40,034	$26,604	$12,978	$8,275
Total as a percentage of total assets	3.20%	2.86%	1.92%	1.35%	0.86%

For the year ended December 31, 2010, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.9 million.  The amount included in interest income on these loans for the year ended December 31, 2010, was $783,000.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Financial Condition at December 31, 2010 Compared to December 31, 2009 –Delinquencies and Non-performing Assets” for more information on nonperforming assets.

Other Loans of Concern.  In addition to the non-performing assets set forth in the table above, as of December 31, 2010, there was an aggregate of $9.3 million in loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the abilities of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.  Due to current economic conditions, we have seen an increase in the amount of these loans during 2010.  These loans have been considered in management’s determination of the adequacy of our allowance for loan losses.  Management reviews each of these relationships at least quarterly to determine if further downgrades and specific loan reserves are prudent.  Included in the $9.3 million above are ten commercial real estate loans totaling $5.8 million, four construction and development loans totaling $2.1 million and two residential mortgage loans totaling $1.4 million. Loans of $6.6 million had corresponding specific loan loss reserves established of $790,000 and the majority of these loans were current as of December 31, 2010.

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

In connection with the filing of the Bank’s periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management’s review, at December 31, 2010, we had classified $76.6 million of the Bank’s assets as substandard or doubtful; including $6.9 million in securities, $6.1 million in other real estate owned and repossessed assets, $60.1 million substandard loans, and $3.5 million as doubtful.  The total amount classified represented 58.40% of our stockholders’ equity and 5.44% of our assets at December 31, 2010, compared to 56.32% and 5.22%, respectively, at December 31, 2009.

Provision for Loan Losses.  We recorded a provision for loan losses during the year ended December 31, 2010 of $7.1 million, compared to $6.5 million for the year ended December 31, 2009 and $7.0 million for the year ended December 31, 2008.  The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “— Allowance for Loan Losses.”

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

The allowance for loan losses is based on estimates of losses inherent in the loan portfolio.  Actual losses can vary significantly from the estimated amounts.  Our methodology as described permits adjustments to any loss factor used in the computation of the general allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors.  By assessing the probable incurred losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.  Due to the loss of numerous manufacturing jobs in the communities we serve during recent years, including 2010, and the increase in higher risk loans, like consumer and commercial loans, as a percentage of total loans, management has concluded that our allowance for loan losses should be greater than historical loss experience and specifically identified losses would otherwise indicate.

At December 31, 2010, our allowance for loan losses was $16.4 million, or 1.64% of the total loan portfolio, and approximately 42.16% of total non-performing loans.  Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that are susceptible to significant change.  In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$16,414	$15,107	$8,352	$8,156	$8,100

Charge-offs:
One- to four-family	3,345	1,728	480	645	526
Commercial real estate	1,343	1,291	1,548	44	102
Construction and development	200	-	-	-	-
Consumer	3,195	3,154	2,174	1,731	1,288
Commercial business	209	83	230	303	387
	8,292	6,256	4,432	2,723	2,303

Recoveries:
One- to four-family	298	110	42	121	81
Commercial real estate	68	184	558	-	-
Construction and development	-	-	-	-	-
Consumer	809	767	556	357	199
Commercial business	25	2	57	201	11
	1,200	1,063	1,213	679	291

Net charge-offs	7,092	5,193	3,219	2,044	2,012
Amount acquired in acquisitions	-	-	2,954	-	-
Provisions charged to operations	7,050	6,500	7,020	2,240	2,068
Balance at end of period	$16,372	$16,414	$15,107	$8,352	$8,156

Ratio of net charge-offs during the period to average loans
outstanding during the period	0.69%	0.47%	0.34%	0.25%	0.24%

Allowance as a percentage of non-performing loans	42.16%	50.38%	69.41%	79.72%	143.59%

Allowance as a percentage of total loans (end of period)	1.64%	1.53%	1.34%	1.03%	1.00%

Investment Activities

Bank Investments.  MutualBank may invest in various types of liquid asssets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds.  Subject to various restrictions, it also may invest in investment grade commercial paper and corporate debt securities and mutual funds the assets of which conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.  See “Item 1 How We Are Regulated – MutualBank” for a discussion of additional restrictions on our investment activities.

The Chief Financial Officer is responsible for the management of our investment portfolio, subject to the direction and guidance of the Asset and Liability Management Committee and the Board of Directors.  The Chief Financial Officer considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment.  The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.  See “Item 7A Quantitative and Qualitative Disclosures About Market Risk”.

Our investment securities currently consist of U.S. Agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal securities, marketable equity securities (which consist of shares in mutual funds that invest in government obligations, corporate obligations, mortgage-backed securities and asset-backed securities) and corporate obligations.  Our mortgage-backed securities portfolio currently consists of securities issued under government-sponsored agency programs.  See Note 5 of the Notes to Consolidated Financial Statements contained in Item 8.

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, these securities remain subject to the risk that a fluctuating interest rate environment, along with other factors like the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the mortgage loans and affect both the prepayment speed and value of the securities.

In the past, we also have maintained a trading portfolio of U.S. Government securities.  We are permitted by the Board of Directors to have a portfolio of up to $5.0 million and to trade up to $2.0 million in these securities at any one time.  At December 31, 2010, however, we did not have a trading portfolio.  See Note 5 of the Notes to Consolidated Financial Statements contained in Item 8.

In 2007, MutualBank transferred the management of a portion of its securities portfolio to its wholly owned subsidiary, Mutual Federal Investment Company.  Mutual Federal Investment Company, a Nevada corporation, holds, services, manages and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to Mutual Federal Investment Company.  Mutual Federal Investment Company’s investment policy, for the most part, mirrors that of the Bank.  Mutual Federal Investment Company has hired a third party investment advisor to manage its securities portfolio, subject to the oversight of their Board of Directors.  At December 31, 2010, MutualBank had $245.2 million in consolidated investment securities.  The portfolio is comprised of available for sale securities. Mutual Federal Investment Company managed $225.8 million of the total available for sale portfolio.

MutualBank routinely conducts reviews to identify and evaluate each investment security to determine if an other-than-temporary impairment (“OTTI”) has occurred.  During the year ending December 31, 2010, the Bank determined that several securities met the definition of OTTI.  Four securities were pooled trust preferred securities that had a total write-down of $417,000.  Thirteen securities were private label mortgage backed securities that were written down $424,000.  Impairment on these securities was determined after analyzing the underlying collateral and determining the amount of additional losses needed in the individual pools to create a shortfall in interest or principal payments.  All trust preferred securities were priced using a discounted cash flow analysis as of December 31, 2010.

Pooled Trust Preferred Securities.  The Company has invested in pooled trust preferred securities.  At December 31, 2010, the current par balance of our pooled trust preferred securities was $6.9 million.  The original par value of these securities was $10.3 million prior to the OTTI write-downs in 2010 and 2009, based on valuations by a third party.  The OTTI taken on trust preferred securities in 2010 was the result of deterioration in the performance of the underlying collateral.  The deterioration was the result of increased defaults and deferrals of dividend payments in the current year, creating credit impairment along with weakening financial performance of performing collateral, increasing the risk of future deferrals of dividends and defaults.  These securities have been written down through other comprehensive income to a book balance of $2.6 million.

The following table provides additional information related to the Bank’s investment in trust preferred securities as of December 31, 2010.

Deal	Class	Original Par	Book Value	Fair Value	Unrealized Loss		Realized Losses 2010	Lowest Rating	Number of Banks/ Insurance Companies Currently Performing	Actual Deferrals/ Defaults (as % of original collateral)	Total Projected Defaults (as a % of performing collateral)a	Excess Subordination (after taking into account best estimate of future deferrals/ defaults)b
	(Dollars in thousands)
Alesco Preferred Funding IX	A2A	$1,000	$896	$425	$(471	) $	-	CCC-	42	31.79%	24.05%	39.42%
Alesco Preferred Funding XVII	C1	1,000	100	4	(96)		(20)	C	34	38.75%	31.32%	0.00%
Preferred Term Securities XIII	B1	1,000	833	228	(605)		-	Ca	47	29.76%	25.00%	0.00%
Preferred Term Securities XVIII	C	1,000	905	278	(627)		(117)	Ca	53	22.81%	15.24%	3.61%
Preferred Term Securities XXVII	C1	1,000	700	176	(524)		(276)	C	34	27.07%	25.86%	1.59%
U.S. Capital Funding I	B1	3,000	2,891	1,269	(1,622)		-	Caa1	35	12.92%	14.48%	3.43%
U.S. Capital Funding III	B1	1,000	500	263	(237)		-	C	31	26.22%	19.29%	0.00%
U.S. Capital Funding V	B1	1,300	63	2	(61)		(4)	C	23	54.33%	38.43%	0.00%

Total		$10,300	$6,888	$2,645	$(4,243)		$(417)

(a)	A 10% recovey is applied to all projected defaults. A 15% recovery is applied to all projected insurance defaults. No recovery is applied to current defaults.

(b)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment.

Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

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

The Company uses market-based yield indicators as a baseline for determining appropriate discount rates, and then adjusts the resulting discount rates on the basis of its credit and structural analysis of specific trust preferred securities.  The primary focus is on the returns a fixed income investor would require in order to allocate capital on a risk adjusted basis.  There is currently no active market for pooled trust preferred securities; however, the Company looks principally to market yields for stand-alone trust preferred securities issued by banks, thrifts and insurance companies for which there is an active and liquid market.  The next step is to make a series of adjustments to reflect the differences that exist between these products (both credit and structural) and, most importantly, to reflect idiosyncratic credit performance differences (both actual and projected) between these products and the underlying collateral in the specific trust preferred security.  Importantly, as part of the analysis described above, MutualFirst considers the fact that structured instruments frequently exhibit leverage not present in stand-alone instruments, and makes adjustments as necessary to reflect this additional risk.

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

A low and moderate-income housing project qualifies for certain federal income tax credits if (1) it is a residential rental property, (2) the units are used on a non-transient basis, and (3) at least 20% of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% or less of the area median gross income.  Qualified low-income housing projects generally must comply with these and other rules for 15 years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitation for use as a general business credit, but no basis reduction is required for any portion of the tax credit claimed.  As of December 31, 2010, at least 86% of the units in the Pedcor Projects were occupied, and all of the tenants met the income test required for the tax credits.

We received tax credits totaling $592,000 for the year ended December 31, 2010, $874,000 for the year ended December 31, 2009 and $1.2 million for the year ended December 31, 2008 from the Pedcor Projects. The Pedcor Projects have incurred operating losses in the early years of their operations primarily due to accelerated depreciation of assets.  We have accounted for our investments in the Pedcor Projects on the equity method.  Accordingly, we have recorded our share of these losses as reductions to MutualBank’s investments in the Pedcor Projects.

The following summarizes MutualBank’s equity in the Pedcor Projects’ losses and tax credits recognized in our consolidated financial statements.

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Investments in Pedcor low income housing projects	$3,624	$4,161	$4,561

Equity in income (losses), net of income tax effect	$(337)	$71	$(104)
Tax credit	592	874	1,214
Increase in after-tax income from Pedcor Investments	$255	$945	$1,110

See Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 for additional information regarding our limited partnership investments.

The following table sets forth the composition of our investment and mortgage-related securities portfolio and other investments at the dates indicated.  As of December 31, 2010, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment securities available-for-sale:
Mutual funds	$1,723	$1,702	$1,685	$1,643	$1,635	$1,497
Government sponsored entities	7,941	7,837	158	157	570	572
Mortgage-backed securities	119,017	118,275	29,175	29,890	14,771	15,163
Collateralized mortgage obligations	112,615	112,224	85,726	87,029	43,821	43,639
Corporate obligations	6,888	2,645	7,321	2,539	18,797	15,527
Municipal obligations	2,460	2,482	9,313	9,656	857	857
Total investment securities held for sale	250,644	245,165	133,378	130,914	80,451	77,255

Investment securities held to maturity:
Mortgage-backed securities	-	-	4,619	3,275	5,498	4,983
Collateralized mortgage obligations	-	-	3,028	2,554	4,178	3,545
Government sponsored entities	-	-	500	504	-	-
Total investment securities held to maturity			8,147	6,333	9,676	8,528

Investment in limited partnerships	3,624	N/A	4,161	N/A	4,561	N/A
Investment in insurance company	-	N/A	-	N/A	590	N/A
Federal Home Loan Bank stock	16,682	N/A	18,632	N/A	18,632	N/A
Total investments	$270,950	$245,165	$164,318	$137,247	$113,910	$85,783

The following table indicates, as of December 31, 2010, the composition and maturities of our investment securities, excluding Federal Home Loan Bank stock.

	Due in
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale:
Corporate obligations	$-	$-	$-	$6,888	$6,888	$2,646
Government sponsored entities	-	-	-	10,385	10,385	10,318
Small business administration	-	7	9	-	16	16
Mutual funds	1,723	-	-	-	1,723	1,702
Mortgage-backed securities	-	472	554	230,606	231,632	230,499
	$1,723	$479	$563	$247,879	$250,644	$245,181

Weighted average yield	0.17%	5.01%	4.62%	3.21%	3.21%

Sources of Funds

General.  Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits.  We offer deposit accounts to consumers and businesses having a wide range of interest rates and terms.  Our deposits consist of savings deposit accounts, NOW and demand accounts and certificates of deposit.  We solicit deposits in our market areas.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.  Occasionally we will accept brokered deposits from a broker without paying a fee to that broker.  At December 31, 2010, our brokered deposits totaled $7.4 million, or 0.7% of total deposits, with an average interest rate of 1.76% and a six month weighted average maturity.

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

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts.  At December 31, 2010, we were in compliance with these reserve requirements.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	December 31,
	2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount(1)	Percent of Total
	(Dollars in thousands)
Transactions and Savings Deposits:
Noninterest bearing accounts	$113,455	10.12%	$98,025	9.38%	$93,393	9.70%
Savings accounts	88,687	7.91	84,553	8.09	79,111	8.22
Interest-bearing NOW and demand accounts	179,504	16.00	154,431	14.77	156,787	16.29
Money market accounts	67,987	6.06	60,479	5.79	47,584	4.94
Total non-certificates	449,633	40.09	397,488	38.03	376,875	39.15

Certificates:
0.00 -1.99%	285,657	25.47	188,995	18.08	55,064	5.72
2.00 -3.99%	313,762	27.98	355,758	34.04	359,899	37.39
4.00 -5.99%	72,452	6.46	102,894	9.84	170,611	17.73
6.00 -7.99%	65	0.01	61	0.01	65	0.01
8.00 -9.99%	-	-	-	-	-	-
10.00% and over	-	-	-	-	-	-
Total certificates	671,936	59.91	647,708	61.97	585,639	60.85
Total deposits	$1,121,569	100.00%	$1,045,196	100.00%	$962,514	100.00%

(1)  Includes $332.1 million resulting from the MFB acquisition

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2010.

	1.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2011	$72,389	$16,169	$1,307	$-	$89,865	13.37%
June 30, 2011	63,335	53,009	2,114	-	118,458	17.63
September 30, 2011	51,964	47,373	2,782	-	102,119	15.20
December 31, 2011	25,995	22,108	5,442	65	53,610	7.98
March 31, 2012	29,464	13,098	9,064	-	51,626	7.68
June 30, 2012	18,265	6,582	9,022	-	33,869	5.04
September 30, 2012	1,453	1,645	5,106	-	8,204	1.22
December 31, 2012	1,910	949	2,474	-	5,333	0.79
March 31, 2013	1,308	12,079	1,649	-	15,036	2.24
June 30, 2013	3,092	9,469	948	-	13,509	2.01
September 30, 2013	4,162	17,930	1,185	-	23,277	3.46
December 31, 2013	7,073	14,021	28,036	-	49,130	7.31
Thereafter	5,247	99,330	3,323	-	107,900	16.06
Total	$285,657	$313,762	$72,452	$65	$671,936	100.00%

Percent of total	42.51%	46.70%	10.78%	0.01%	100.00%

The following table indicates, as of December 31, 2010, the amount of our certificates of deposit and other deposits by time remaining until maturity.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)

Certificates of deposit less than $100,000	$60,161	$83,322	$103,731	$195,332	$442,546
Certificates of deposit of $100,000 or more	26,333	34,506	51,788	112,553	225,180
Public funds(1)	3,371	630	209	-	4,210

Total certificates of deposit	$89,865	$118,458	$155,728	$307,885	$671,936

(1)  Deposits from governmental and other public entitities

Borrowings.  We also utilize borrowings as a source of funds, especially when they are less costly than deposits source of funds and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals.  Our borrowings historically have consisted of advances from the Federal Home Loan Bank of Indianapolis.  See Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

We may obtain advances from the FHLB of Indianapolis upon the security of certain of our mortgage loans and mortgage-backed securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features.  At December 31, 2010 we had $128.5 million in Federal Home Loan Bank advances outstanding.  Based on current collateral levels, we could borrow an additional $163.8 million from the Federal Home Loan Bank at prevailing interest rates.  In order to have access to FHLB advances, we are required to own stock in the FHLB of Indianapolis.  At December 31, 2010, we had $16.7 million in that stock.  We continue to monitor the activities of the FHLB of Indianapolis and believe they have the ability to meet our borrowing needs during this difficult economic environment.

In 2009, the Company borrowed $10.0 million from First Tennessee Bank, N.A. to refinance existing long-term debt.  The loan bears a 5.9% interest rate, has a term expiring in December 2014 and is secured by Bank stock.  Under the loan agreement, First Tennessee requires the Company to maintain minimum ROA and maximum NPA ratios.  At December 31, 2010, the Company’s NPA ratio was in excess of the maximum set by the lender and at December 31, 2009 the Company had not maintained the minimum ROA.  In both cases the lender has granted a waiver for each condition.  The balance of that loan was $9.3 million at December 31, 2010.

We also are authorized to borrow from the Federal Reserve Bank of Chicago’s “discount window” after we have exhausted other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings.  We have never borrowed from our Federal Reserve Bank.

The Company acquired $5.0 million of issuer trust preferred securities as part of the acquisition of MFB.  The net balance of the note as of December 31, 2010 was $3.9 million due to the purchase accounting adjustment from the acquisition.  The securities mature 30 years from the date of issuance, July 29, 2005.  The securities bore a fixed rate of interest of 6.22% for the first five years, resetting quarterly thereafter at the prevailing three-month LIBOR rate plus 170 basis points.  In December 2009, the Company entered into a cash flow hedge with FTN Financial to fix the floating portion of the issued trust preferred security at 5.15% for the next five years starting on September 15, 2010.  The Company has had the right to redeem the trust preferred securities, in whole or in part, without penalty, since September 15, 2010.  These securities mature on September 15, 2035.

The following table sets forth, for the years indicated, the maximum month-end balance and average balance of FHLB advances and other borrowings.

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Maximum Balance:
FHLB advances	$212,111	$250,566	$300,147
Notes payable	226	231	1,123
Other borrowings	13,895	15,359	15,967

Average Balance:
FHLB advances	$175,601	$221,896	$224,822
Notes payable	17	228	718
Other borrowings	13,586	15,076	7,967

The following table sets forth certain information as to our borrowings at the dates indicated.

	December 31,
	2010	2009	2008
	(Dollars in thousands)

FHLB advances	$128,537	$197,960	$263,113
Notes payable	-	226	647
Other borrowings	13,167	13,888	15,345

Total borrowings	$141,704	$212,074	$279,105

Weighted average interest rate of FHLB advances	3.08%	4.00%	4.27%

Weighted average interest rate of notes payable(1)	-	0.00%	0.00%

Weighted average interest rate of other borrowings(2)	5.68%	5.99%	5.28%

(1) Our notes payable are capitalized loans with no current interest expense as of December 31, 2010.

(2) Our other borrowings are a term loan and subordinate debt as of December 31, 2010.

Trust and Financial Services

MutualWealth is the wealth management division of the Bank providing a variety of fee-based financial services, including trust, investment, insurance, broker advisory, retirement plan and private banking services, in the Bank’s market area.  Trust services are provided to both individual and corporate customers, including personal trust and agency accounts, employee benefit plans and corporate bond trustee accounts.  Trust and other financial services provided to our customers provide a significant source of fee income to the Company and in 2010 constituted 29.4% of the Company’s non-interest income.

Subsidiary and Other Activities

As a federal savings bank, MutualBank is permitted by OTS regulations to invest up to 2% of its assets, or $28.1 million at December 31, 2010, in the stock of, or unsecured loans to, service corporation subsidiaries.  MutualBank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes.  Service corporations may engage in activities not permitted for MutualBank and are not required to be controlled by MutualBank.  MutualBank also is authorized to invest an unlimited amount in operating subsidiaries that only may engage in activities authorized for MutualBank and must be controlled by MutualBank.

The Bank's insurance agency subsidiary, Mishawaka Financial Services, Inc., is engaged in the sale, as agent, of life insurance and credit-life and health insurance to the Bank's customers and the general public.

At December 31, 2010, MutualBank had one active subsidiary, Mutual Federal Investment Company, which is an operating subsidiary.  Mutual Federal Investment Company is a Nevada corporation that holds and manages a portion of MutualBank’s investment portfolio.  As of December 31, 2010, the market value of securities managed was $225.8 million.  Mutual Federal Investment Company has one active subsidiary, Mutual Federal REIT, Inc.  Mutual Federal REIT, Inc. is a Maryland corporation holding approximately $77.1 million in one-to four-family mortgage loans.

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

Employees

At December 31, 2010, we had a total of 363 full-time and 65 part-time employees. Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

How We Are Regulated

Set forth below is a brief description of certain laws and regulations that apply to us. This description, as well as other descriptions of laws and regulations contained in this Form 10-K, is not complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress that may affect our operations.  In addition, the regulations governing the Company and the Bank may be amended from time to time by the OTS, the FDIC, the Board of Governors of the Federal Reserve System or the SEC, as appropriate.  The Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted on July 21, 2010 (“Dodd Frank Act”), provides, among other things, for new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including the Company and the Bank.  Under the new law, the Bank’s primary regulator, the OTS, will be eliminated, and the Bank will be subject to regulation and supervision by the OCC, which currently oversees national banks.  In addition, beginning in 2011, all financial institution holding companies, including the Company, will be regulated by the Board of Governors of the Federal Reserve System, including imposing federal capital requirements on the Company and may result in additional restrictions on investments and other holding company activities.  The law also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial product and services market.  The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance.  In addition, new regulations mandated by the law could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices and require holding companies to serve as a source of strength for their financial institution subsidiaries.  Effective July 21, 2011, financial institutions may pay interest on demand deposits, which could increase our interest expense.  We cannot determine the full impact of the new law on our business and operations at this time.  Any legislative or regulatory changes in the future could adversely affect our operations and financial condition.

MutualFirst.  MutualFirst is a savings and loan holding company subject to regulatory oversight by the OTS. MutualFirst is required to register and file reports with the OTS and is subject to regulation and examination by the OTS.  In addition, the OTS has enforcement authority over us and our non-savings institution subsidiaries.   In 2011, this regulatory oversight will be transferred to the Board of Governors of the Federal Reserve System.  MutualFirst generally is not subject to activity restrictions.  If MutualFirst acquired control of another savings institution as a separate subsidiary, it would become a multiple savings and loan holding company, and its activities and any of its subsidiaries (other than MutualBank or any other savings institution) would generally become subject to additional restrictions.  If MutualBank fails the qualified thrift lender test described below, MutualFirst must obtain the approval of the OTS prior to continuing, directly or through other subsidiaries, any business activity other than those approved for multiple thrift holding companies or their subsidiaries.  In addition, within one year of such failure MutualFirst must register as, and will become subject to, the restrictions applicable to bank holding companies.  The activities authorized for a bank holding company are more limited than the activities authorized for a unitary or multiple thrift holding company.

MutualBank.  MutualBank, as a federally chartered savings institution, is subject to regulation, periodic examination, enforcement authority and oversight by the OTS extending to all aspects of MutualBank’s operations. As noted above, OTS oversight is to transfer to the OCC in 2011.  MutualBank also is subject to regulation and examination by the FDIC, which insures the deposits of MutualBank to the maximum extent permitted by law.  This regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders.

The investment and lending authority of federal savings institutions are prescribed by federal laws and regulations, and federal savings institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  In addition, all savings institutions, including MutualBank, are required to maintain qualified thrift lender status to avoid certain restrictions on their operations.  This status is maintained by meeting the OTS qualified thrift lender test, which requires a savings institution to have a designated level of thrift-related assets generally consisting of residential housing related loans and investments, thereby indirectly limiting investment in other assets.  At December 31, 2010, MutualBank met the test and has met the test since its effectiveness.  If MutualBank loses qualified thrift lender status, it becomes subject to national bank investment and activity limits.

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

FDIC Regulation and Insurance of Accounts.  The Bank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government.  Effective July 21, 2010, the basic deposit insurance level was increased to $250,000.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  Our deposit insurance premiums for the year ended December 31, 2010 were $2.3 million.  Those premiums have increased in recent years and may continue to increase due to strains on the FDIC deposit insurance fund due to the cost of large bank failures and the increase in the number of troubled banks.

In accordance with the Dodd Frank Wall Street Reform and Consumer Protection Act, the FDIC has issued regulations setting insurance premium assessments effective April 2011 and payable in September 2011.  The new premiums are based on an institution's total assets minus its Tier 1 capital instead of its deposits.  The intent of the new assessment calculations is not to substantially change the level of premiums paid notwithstanding the use of assets as the calculation base instead of deposits.  The Bank’s premiums continue to be based on its same assignment under one of four risk categories based on capital, supervisory ratings and other factors; however, the premium rates for those risk categories are revised to maintain similar premium levels under the new calculation as currently exist.

As a result of a decline in the reserve ratio (the ratio of the net worth of the deposit insurance fund to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the deposit insurance fund, the FDIC required each insured institution to prepay on December 30, 2009, the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments are measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and are based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable.  Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.  The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely.  The FDIC estimates that the reserve ratio will reach the designated reserve ratio of 1.15% by 2017 as required by statute.

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

Regulatory Capital Requirements.  MutualBank is required to maintain a minimum level of regulatory capital.  The OTS has established capital standards, including a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions.  The OTS also may impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources” for information on the Bank’s compliance with these capital requirements.

The capital standards generally require core capital equal to at least 4.0% of adjusted total assets.  Core capital consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships.  The OTS also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets.  Total capital consists of core capital, as defined above, and supplementary capital.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.  The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset.  From a policy perspective, due to increased nonperforming loans and depressed economic conditions, the OTS encouraged institutions to have capital in excess of these requirements (often 8% core and 12% risk-based capital) during 2010.

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

Our ability to pay dividends on or to repurchase our common stock is subject to limits due to our participation in the TARP Capital Purchase Program.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Introduction” and relevant risk factors in Item 1A.

Federal Taxation

General. We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to us. MutualBank’s federal income tax returns have been closed without audit by the IRS through its year ended December 31, 2006.   MutualFirst and MutualBank will file a consolidated federal income tax return for fiscal year 2010.

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

Internet Website

We maintain a website with the address of www.bankwithmutual.com.  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  This Annual Report on Form 10-K and our other reports, proxy statements and other information, including earnings press releases, filed with the SEC are available on that website through a link to the SEC’s website at “Resources – Investor Relations - SEC Filings.”  For more information regarding access to these filings on our website, please contact our Corporate Secretary, MutualFirst Financial, Inc., 110 E. Charles Street, Muncie, Indiana, 47305-2419; telephone number (765) 747-2800.

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

The United States economy remains weak and unemployment levels are high.  A prolonged economic downturn, especially one affecting our geographic market area, will adversely affect our business and financial results.

The United States experienced a severe economic recession in 2008 through 2010.  While economic growth has resumed recently, the rate of growth has been slow and unemployment remains at very high levels and is not expected to improve greatly in the near future.  Furthermore, our primary market area in northern and east central Indiana has experienced continued deterioration in economic growth and employment than the rest of the country.  Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak U.S. economy and high unemployment.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  The continuing real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans for many lenders.  Stock prices for financial institutions and their holding companies have declined substantially, and it is significantly more difficult for those entities to raise capital or borrow in the debt markets.

Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability.  Moreover, continued declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

The recent economic recession has been severe in our primary market area of northern and east central Indiana and, if those local economic conditions continue to deteriorate, our results of operations and financial condition could be impacted adversely as borrowers’ ability to repay loans declines and the value of the collateral securing loans decreases.

Substantially all of our loans are located in northern and east central Indiana.  Our financial results may be affected adversely by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates that may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events.  Continued decreases in real estate values in our primary market areas could affect adversely the value of real property used as collateral for our mortgage loans.  As a result, the market value of the real estate underlying these loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans.  In the event that we are required to foreclose on a property securing a mortgage loan, we may not recover funds in an amount equal to the remaining loan balance.  Consequently, we would sustain loan losses and potentially incur a higher provision for loan loss expense, which would have an adverse impact on earnings.  In addition, adverse changes in the Indiana economy may have a negative effect on the ability of borrowers to make timely repayments of their loans, which would also have an adverse impact on earnings.

Unemployment levels in our Indiana market area are higher than the national levels.  According to data published by the Bureau of Labor Statistics of the United States Department of Labor for, the national unemployment rate for the United States at December 31, 2010 was 9.1% compared to an average of 10.6% for our market areas in Indiana.  See “Item 1 - Business - Market Area.”

Our expansion efforts, particularly through new and acquired branches, may not be successful if we fail to manage our growth effectively.

A key component of our strategy to grow and improve profitability is to expand our branch network into communities within or adjacent to the Indiana counties we operate in.  In 2008, we expanded our branch network into north central Indiana with the acquisition of MFB Corp and the branches of its financial institution subsidiary.  In 2010, we considered making an acquisition through an FDIC-assisted transaction.  We intend to continue to pursue a growth strategy for our business.  Operating branches outside of the counties we originally were located in and beyond our current market areas, may subject us to additional risk, including the local risks related to the new market areas, management of employees from a distance, additional credit risks, logistical operational issues and management time constraints.

We regularly evaluate potential acquisitions and expansion opportunities, and, if appropriate opportunities present themselves, we expect to engage in selected acquisitions of financial institutions in the future, including FDIC-assisted transactions, branch acquisitions, or other business growth initiatives or undertakings.  There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.  While we believe we have the executive management resources and internal systems in place to successfully manage our future growth, we can provide no assurance that we will be able to manage the costs and implementation risks associated with this strategy so that expansion of our branch network will be profitable.  In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations.

We may engage in a FDIC-assisted transaction in the future, which could present additional risks to our financial condition and earnings.

In the current economic environment, we expect to be presented with more opportunities to acquire the assets and liabilities of failed banks through FDIC-assisted transactions.  However, these acquisitions are structured in a manner that does not allow us the time normally associated with preparing for and evaluating an acquisition, including preparing for integration of an acquired institution.  Therefore, we may face additional risks, including the loss of customers, strain on management resources related to collection and management of problem loans and problems related to integration of personnel and operating systems.  We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with FDIC-assisted transactions.  Our inability to overcome these risks could have an adverse effect on our ability to achieve our business strategy and maintain our market value and profitability.  Moreover, even though we are inclined to participate in a FDIC-assisted transaction, we can offer no assurances that we would be successful in acquiring the financial institution or assets we are seeking.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance.  Additions to our allowance decrease our net income.  Our allowance for loan losses was 1.64% of gross loans and 42.16% of non-performing loans at December 31, 2010, compared to 1.53% of gross loans and 50.38% of non-performing loans at December 31, 2009.

Our emphasis on originating commercial and one- to four-family real estate and commercial business loans is one of the more significant factors in evaluating the allowance for loan losses.  As we continue to increase our originations of these loans, increased provisions for loan losses may be necessary, resulting in decreased earnings.

Our regulators periodically review our allowance for loan losses and may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their review.  These increases in our allowance for loan losses or loan charge-offs may have a material adverse effect on our financial condition and results of operations.

If our non-performing assets increase, our earnings will suffer.

At December 31, 2010, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, troubled debt restructurings and foreclosed real estate assets) totaled $45.0 million, which was an increase of $4.9 million or 12.3% over non-performing assets at December 31, 2009.  Our non-performing assets adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or real estate owned.  We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, we must write down the value of properties in our other real estate owned portfolio to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs including taxes, insurance and maintenance related to our other real estate owned.  Further, the resolution of non-performing assets requires the active involvement of management, potentially distracting them from the overall supervision of our operations and other income-producing activities.

Our provision for loan losses has increased substantially and additional increases in the provision and loan charge-offs may be required, adversely impacting operations.

For the year ended December 31, 2010, we recorded a provision for loan losses of $7.1 million compared to $6.5 million for the 2009 fiscal year.  We also recorded net loan charge-offs of $7.1 million in 2010, compared to $5.2 million in 2009.  During 2010 and 2009, we experienced increasing loan delinquencies and credit losses.  As a result, nonperforming loans increased from $32.6 million at the end of 2009 to $38.8 million at the end of 2010.  If the declining trends in the housing, real estate and local business markets continue, we expect increased levels of delinquencies and credit losses to continue, which adversely impacts our financial condition and results of operations.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as real estate owned (“REO”), and at certain other times during the assets holding period.  Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value).  A charge-off is recorded for any excess in the asset’s NBV over its fair value.  If our valuation process is incorrect, the fair value of our investments in real estate may not be sufficient to recover our NBV in such assets, resulting in the need for additional charge-offs.  Additional material charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations.  Our bank regulator periodically reviews our REO and may require us to recognize further charge-offs.  Any increase in our charge-offs, as required by our regulator, may have a material adverse effect on our financial condition and results of operations.

Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates, which may have an adverse effect on our financial condition.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings.  Fluctuations in market value may be caused by decreases in interest rates, lower market prices for securities and limited investor demand.  Our securities portfolio is evaluated for other-than-temporary impairment on at least a quarterly basis.  If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur.  Changes in interest rates can have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes.  At December 31, 2010, the change in net unrealized losses on securities available for sale from the level at December 31, 2009 was an increase of $2.0 million.

Other-than-temporary impairment charges in our investment securities portfolio could result in losses and adversely affect our continuing operations.

During the year ended December 31, 2010, we recognized a $2.1 million non-cash other-than-temporary impairment (“OTTI”) charge on available-for-sale and held-to-maturity securities we hold for investment.  At December 31, 2010, the fair value of these securities were $2.6 million.  Management concluded that the decline of the estimated fair value below the cost of the security was other than temporary and recorded a credit loss of $841,000 through non-interest income.  We determined the remaining decline in value was not related to specific credit deterioration.  We do not intend to sell these securities and it is more likely than not we will not be required to sell the securities before anticipated recovery of the remaining amortized cost basis.  We closely monitor our investment securities for changes in credit risk.  The valuation of our investment securities also is influenced by external market and other factors, including implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting.  Our valuation of our securities will be influenced by the default rates of specific financial institutions whose securities provide the underlying collateral for these securities.  The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them.  Accordingly, if market conditions deteriorate further and we determine our holdings of these or other investment securities are OTTI, our future earnings, stockholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2010, $572.1 million, or 56.6% of our total loan portfolio, was secured by one- to four-family mortgage loans and home equity loans (including home equity lines of credit).  This type of lending is generally sensitive to regional and local economic conditions that may impact significantly the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict.  The decline in residential real estate values as a result of the downturn in the Indiana housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans.  In addition, borrowers seeking to sell their homes may find that they cannot sell their properties for an amount equal to or greater than the unpaid principal loan balance.  Continued declines in both the volume of real estate sales and the sales prices coupled with the current recession and the associated increases in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits.  These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

Our loan portfolio possesses increased risk due to our percentage of commercial real estate, construction and development and commercial business loans.

At December 31, 2010, 31.1% of our loan portfolio consisted of commercial real estate, construction and development and commercial business loans to small and mid-sized businesses in our primary market areas, which are the types of businesses that have a heightened vulnerability to local economic conditions.  Over the last several years, we have increased this type of lending from 19.7% of our portfolio at December 31, 2006 to 31.1% at December 31, 2010, in order to improve the yield on our assets.  At December 31, 2010, our loan portfolio included $49.8 million of commercial construction and development loans, $199.5 million of commercial real estate loans and $64.6 million of commercial business compared to $14.5 million, $79.0 million and $67.5 million for construction and development, commercial real estate and business loans, respectively, at December 31, 2006.  These increases were primarily due to the MFB acquisition in 2008.  As a result, we have experienced an increase in non-performing commercial real estate, construction and development and commercial business loans.  See “Item 1 - Business of MutualBank - Asset Quality -- Non-Performing Assets.”  The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of multifamily and commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the borrowers’ business and the real estate securing the loans as collateral, which can be significantly affected by economic conditions.  Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.  If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Furthermore, as a result of our increasing emphasis on this type of lending, a large portion of our commercial real estate and commercial business loan portfolios is relatively unseasoned.  As a result, we may not have enough payment history upon which to judge future collectability or to predict the future performance of this part of our loan portfolio.  These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

Several of our commercial borrowers have more than one commercial real estate or business loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to any one- to four-family residential mortgage loan.  Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential property because there are fewer potential purchasers of the collateral.  Since we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses due to the increased risk characteristics associated with these types of loans.  Any increase to our allowance for loan losses would adversely affect our earnings.  Any delinquent payments or the failure to repay these loans would hurt our earnings.

Our consumer loan portfolio possesses increased risk.

Our consumer loans accounted for approximately $227.8 million, or 22.6% of our total loan portfolio as of December 31, 2010, of which $16.0 million consisted of automobile loans and $103.6 million consisted of home equity loans, including lines of credit.  Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  Because our indirect loans, which totaled $100.1 million at December 31, 2010, were originated through a third party and not directly by us, they present greater risks than other types of lending activities.  As a result of this portfolio of consumer loans, it may become necessary to increase the level of our provision for loan losses, which could hurt our profits.

Changes in interest rates could adversely affect our results of operations and financial condition.

Our results of operations and financial condition are affected significantly by changes in interest rates.  Our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.  Because interest-bearing liabilities generally reprice or mature more quickly than interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income.

Changes in interest rates also may affect the average life of loans and mortgage-related securities.  Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs.  Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.  Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable-rate loans.  Also, increases in interest rates may extend the life of fixed-rate assets, which could limit the funds we have available to reinvest in higher-yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the interest they could receive as a result of the higher interest rates.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2010, the fair value of our portfolio of available-for-sale securities totaled $245.2 million.  Gross unrealized gains on these securities totaled $2.4 million, while gross unrealized losses on these securities totaled $7.8 million, resulting in a net unrealized loss of $5.5 million at December 31, 2010.

At December 31, 2010, our interest rate risk analysis indicated that our net portfolio value would decrease by 8% if there was an instantaneous parallel 200 basis point increase in market interest rates.  See the “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Asset/Liability Management.”

Our strategies to modify our interest rate risk profile may be difficult to implement.

Our asset/liability management strategies are designed to decrease our interest rate risk sensitivity.  One such strategy is to increase the amount of adjustable rate and/or short-term assets.  The Bank offers adjustable rate loan products as a means to achieve this strategy.  The availability of lower rates on fixed-rate loans would generally create a decrease in borrower demand for adjustable rate assets.  Additionally, these adjustable-rate assets may prepay.  At December 31, 2010, 40.0% of our loan portfolio consisted of adjustable-rate loans, compared to 40.2% at December 31, 2009.

We also are managing our liabilities to moderate our interest rate risk sensitivity.  Customer demand is primarily for short-term certificates of deposit and transaction accounts.  Using short-term liabilities to fund long-term, fixed-rate assets will increase the interest rate sensitivity of any financial institution.  When needed we are utilizing Federal Home Loan Bank advances and repurchase agreements to mitigate the impact of customer demand by lengthening the maturities of these advances or entering into longer term repurchase agreements, depending on liquidity or investment opportunities.

Federal Home Loan Bank advances and repurchase agreements are entered into as liquidity is needed or to fund assets that provide for a spread considered sufficient by management.  If we are unable to originate adjustable rate assets at favorable rates or fund loan originations or securities purchases with long-term advances or structured borrowings, we may have difficulty executing this asset/liability management strategy and/or it may result in a reduction in profitability.

We are subject to credit risks in connection with the concentration of adjustable rate loans in our portfolio.

Adjustable rate loans made up 40.0% of our loan portfolio at December 31, 2010.  Borrowers with adjustable rate loans are exposed to increased monthly payments when the related interest rate adjusts upward under the terms of the loan to the rate computed in accordance with the applicable index and margin.  Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable-rate loans, increasing the possibility of default.  Borrowers seeking to avoid these increased monthly payments by refinancing their loans may no longer be able to find available replacement loans at comparably lower interest rates.  In addition, declining housing prices may prevent refinancing or a sale of the home, because borrowers have insufficient equity in their homes.  These events, alone or in combination, may contribute to higher delinquency rates and negatively impact our earnings.

We face risks related to covenants in our loan sales to investors and secondary mortgage market conditions.

Our agreements with investors to sell our loans generally contain covenants that require us to repurchase loans under certain circumstances, including some delinquencies, or to return premiums paid by those investors if the loans are paid off early.  If we are required to repurchase sold loans under these covenants, they may be deemed troubled loans, with the potential for charge-offs and/or loss provision changes, which could impact our earnings and asset quality ratios adversely.  The Bank was required to repurchase two loans with combined total outstanding principal of less than $100,000 from our investors during 2010.

Our ability to sell loans on the secondary mortgage market is impacted by interest rate changes and investor demand or expected return.  If this market becomes less liquid, we may not be able to rely as much on loan sales to reduce our interest rate and credit risk.

Declining economic conditions may adversely impact the fees generated by our asset management and trust business.

To the extent our asset management and trust clients and their assets become adversely impacted by weak economic and stock market conditions, they may choose to withdraw the assets managed by us and the value of their assets may decline.  Our asset management revenues are based on the value of the assets we manage.  If our clients withdraw assets or the value of their assets decline, our revenues from these activities may be adversely affected.  These fees totaled $2.6 million in 2010, compared to $2.2 million in 2009.

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

A tightening of credit markets and liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business.  A tightening of the credit markets and the inability to obtain adequate funding to replace deposits and fund continued loan growth may affect asset growth, our earnings capability and capital levels negatively.  We rely on a number of different sources in order to meet our potential liquidity demands.  Our primary sources of liquidity are increases in deposit accounts, including brokered deposits, as well as cash flows from loan payments and our securities portfolio.  Borrowings, especially from the Federal Home Loan Bank and repurchase agreements, also provide us with a source of funds to meet liquidity demands.  An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general.   Factors that could detrimentally impact our access to liquidity sources include adverse regulatory action against us or a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated.  Our ability to borrow also could be impaired by factors that are not specific to us, such as a disruption in the financial markets, negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations or continued deterioration in credit markets.

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

Anti-takeover provisions could negatively impact our stockholders.

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

At December 31, 2010, we had a core deposit premium of $4.1 million due mainly to the MFB acquisition.  Under GAAP, we are required to periodically assess the value of this intangible asset based on a number of factors to determine if there is partial or full impairment.  The factors taken into consideration include the market price of our stock, the net present value of our assets and liabilities and valuation information for similar financial institutions.  This evaluation involves a substantial amount of judgment.  If actual conditions underlying the factors differ from our assessment, the core deposit intangible could be subjected to faster amortization or partial or complete impairment, which would reduce the value of this asset and reduce our earnings, perhaps materially.

We currently hold a significant amount of bank-owned life insurance.

At December 31, 2010, we held $93.9 million of bank-owned life insurance or BOLI on key employees and executives, with a cash surrender value of $45.6 million.  The policies are maintained to fund amounts owed under executive supplemental retirement plans.  The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes.  We continually monitor the financial strength of the various companies with whom we carry these policies.  However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value.  If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

We may not be able to realize our deferred tax asset fully.

At December 31, 2010, we had a $21.3 million deferred income tax benefit based on differences between the financial statement amounts and tax bases of assets and liabilities and reflecting mainly an allowance for loan loss timing difference and business tax and AMT carryover.  The value of our deferred income tax benefit is reviewed regularly under various forecasts and assumptions, including anticipated levels of taxable net income, to determine the likelihood of realizing the benefit.  If actual results or subsequent forecasts differ from our current judgments, so if it becomes more likely than not that this benefit will not be fully realized, we would have to write down this asset, which would negatively impact results of operation and reduce our asset size.

If our investment in the Federal Home Loan Bank of Indianapolis becomes impaired, our earnings and stockholders’ equity could decrease.

At December 31, 2010, we owned $16.7 million in Federal Home Loan Bank of Indianapolis stock.  We are required to own this stock to be a member of and to obtain advances from our Federal Home Loan Bank.  This stock is not marketable and can only be redeemed by our Federal Home Loan Bank.  Federal Home Loan Bank did initiate a stock buyback in 2010 to repurchase some excess member stock.  Our Federal Home Loan Bank’s financial condition is linked, in part, to the eleven other members of the Federal Home Loan Bank System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our Federal Home Loan Bank stock to be deemed impaired, resulting in a decrease in our earnings and assets.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

The Bank and the Company are subject to extensive regulation, supervision and examination by the OTS, which has extensive discretion in connection with its supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed.  Because our business is highly regulated, the laws and applicable regulations are subject to frequent change.  Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.

In response to the financial crisis of 2008 and early 2009, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts.  The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act provides for the creation of a consumer protection division at the Board of Governors of the Federal Reserve System that will have broad authority to issue regulations governing the services and products we provide consumers.  This additional regulation could increase our compliance costs and otherwise adversely impact our operations.  The legislation transfers primary responsibility for the regulation of the Bank from the OTS to the OCC.  That legislation also contains provisions that, over time, could result in higher regulatory capital requirements and loan loss provisions for the Company and the Bank and may increase interest expense due to the ability in July 2011 to pay interest on all demand deposits.  Recent regulatory changes impose limits on our ability to charge overdraft fees, which may decrease our non-interest income as compared to more recent prior periods.  The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards.  See “How We Are Regulated.”

In this recent economic downturn, federal and state banking regulators have been active in responding to concerns and trends identified in examinations and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements.  Bank regulatory agencies, such as the OTS govern the activities in which the Bank may engage, primarily for the protection of depositors and not for the protection or benefit of potential investors.  In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business and otherwise affect our operations.  New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.  For example, recent legislative proposals require changes to our overdraft protection programs that decrease the amount of fees we receive for these services.  During 2010, overdraft protection and nonsufficient fund fees totaled $3.4 million.  Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

Higher Federal Deposit Insurance Corporation insurance premiums and special assessments will adversely affect our earnings.

In 2009, the Federal Deposit Insurance Corporation levied a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  We recorded an expense of $630,000 during the quarter ended June 30, 2009, to reflect the special assessment.  In addition, the Federal Deposit Insurance Corporation generally increased the base assessment rates effective April 1, 2009, and, therefore, our Federal Deposit Insurance Corporation insurance premium expense has increased compared to prior periods.

The Federal Deposit Insurance Corporation also required all insured institutions to prepay at the end of 2009 their estimated deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009, had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 was calculated as the modified third-quarter assessment rate plus an additional three basis points.  In addition, every institution’s base assessment rate for each period was calculated using its third-quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years.  Our prepayment amount was $6.7 million, including adjustments made in connection with recent branch acquisitions.  Future increases in our assessment rate or special assessments would decrease our earnings.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense.  In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms operating locally and elsewhere.  Many of these competitors have national name recognition, resources and lending limits than we do and may offer certain services or prices for services that we do not or cannot provide.  Our profitability depends upon our continued ability to successfully compete in our market.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems.  Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers.  Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations.  Computer break-ins, phishing and other disruptions could jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and cause existing and potential customers to refrain from doing business with us.  Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful.  In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data.  A failure of such security measures could have a material adverse effect on our reputation, financial condition and results of operations.

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

The Series A Preferred Stock impacts net income available to our common stockholders and earnings per common share, and the warrant we issued to Treasury may be dilutive to holders of our common stock.

The dividends declared on the Series A Preferred Stock will reduce the net income available to common stockholders and our earnings per common share.  The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of MutualFirst Financial.  Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of the Series A Preferred Stock is exercised.  The shares of common stock underlying the warrant represent approximately 8.2% of the shares of our common stock outstanding (including the shares issuable upon exercise of the warrant).  Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

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

As of December 31, 2010, our directors and executive officers as a group beneficially owned 1,116,400 shares, or 16.0%, of our common stock (including options for 384,625 shares).  In addition, our employee stock ownership plan and charitable foundation controlled, respectively, 7.0% and 3.2% of our common stock on that date.  In addition, as of December 31, 2010, 314,702 shares were reserved under various stock benefit plans for future awards for our directors, officers and employees.  Due to this significant collective ownership of or control over our common stock, our directors and executive officers may be able to influence the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other stockholders.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2010 we had 33 full service offices.  Our offices are located within east central and northern Indiana and southwest Michigan.  At December 31, 2010 we owned our home office in Muncie, Indiana and all but two of our financial center offices.  The net book value of our investment in premises and leaseholds was approximately $29.9 million at December 31, 2010.  We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.

Item 3. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  We do not anticipate incurring any material liability as a result of such litigation.

Item 4. (Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of MutualFirst Financial, Inc. is traded under the symbol “MFSF” on the Nasdaq Global Market.  The table below shows the high and low closing prices for our common stock for the periods indicated.  This information was provided by the Nasdaq.  At December 31, 2010, there were 6,984,754 shares of common stock outstanding and at that date we also had 32,382 shares of preferred stock outstanding and approximately 1,400 stockholders of record.

	Stock Price		Dividends per
2010 Quarters:	High	Low	Share
First Quarter (ended 03/31/10)	$6.90	$5.84	$0.06
Second Quarter (ended 06/30/10)	$8.99	$6.50	$0.06
Third Quarter (ended 09/30/10)	$7.69	$6.20	$0.06
Fourth Quarter (ended 12/31/10)	$9.80	$7.50	$0.06

	Stock Price		Dividends per
2009 Quarters:	High	Low	Share
First Quarter (ended 03/31/09)	$7.40	$3.51	$0.12
Second Quarter (ended 06/30/09)	$10.00	$5.05	$0.12
Third Quarter (ended 09/30/09)	$8.50	$6.60	$0.12
Fourth Quarter (ended 12/31/09)	$7.83	$5.57	$0.06

Our cash dividend payout policy is continually reviewed by management and the Board of Directors. The Company intends to continue its policy of paying quarterly dividends; however, future dividend payments will depend upon a number of factors, including capital requirements, regulatory limitations, the Company’s financial condition, results of operations and the Bank’s ability to pay dividends to the Company.  The Company relies significantly upon such dividends originating from the Bank to accumulate earnings for payment of cash dividends to stockholders.  Our TARP agreement limits our ability to pay dividends to common stockholders if dividends on the TARP preferred shares are not paid in full to date.

Information regarding our equity compensation plans is included in Item 11 of this Form 10-K.

Because we are a TARP recipient subject to stock repurchase limits until December 23, 2011, the Company has no outstanding program to repurchase shares of the Company’s outstanding stock.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following information is only a summary and you should read it in conjunction with our consolidated financial statements and accompanying notes contained in Item 8 of this Form 10-K.

	At or For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Selected Financial Condition Data
Total assets	$1,406,902	$1,400,885	$1,388,827	$962,517	$960,842
Cash and cash equivalents	26,821	46,341	39,703	23,648	24,915
Loans, net	978,901	1,059,694	1,113,132	802,436	805,625
Investment securities:
Available-for-sale, at fair value	245,165	130,914	77,255	43,592	41,070
Held to maturity	-	8,147	9,676	-	-
Total deposits	1,121,569	1,045,196	962,514	666,407	703,359
Total borrowings	141,705	212,074	279,104	196,638	158,852
Total stockholders’ equity	131,140	129,727	130,515	87,014	87,264

Selected Operations Data
Total interest income	67,398	71,852	65,179	56,374	56,119
Total interest expense	25,195	30,624	31,639	32,227	29,890
Net interest income	42,203	41,228	33,540	24,147	26,229
Provision for loan losses	7,050	6,500	7,020	2,240	2,068
Net interest income after provision for loan losses	35,153	34,728	26,520	21,907	24,161
Service fee income	7,229	7,458	6,257	4,831	4,370
Gain (loss) on sale of loans and investment securities	2,222	3,132	(927)	391	(669)

Other-than-temporary impairment, securities	(841)	(2,555)	(1,350)	-	-
Other non-interest income (loss)	4,469	3,937	2,297	2,549	2,941
Total non-interest income	13,079	11,972	6,277	7,771	6,642
Salaries and employee benefits	21,078	23,047	19,118	14,759	14,617
Other expenses	18,926	20,279	44,263	10,397	10,402
Total non-interest expense	40,004	43,326	63,381	25,156	25,019
Income (loss) before taxes	8,228	3,374	(30,584)	4,522	5,784
Income tax expense (benefit)	1,676	211	(8,485)	296	1,028
Net income (loss)	6,552	3,163	(22,099)	4,226	4,756

Preferred stock dividends and amortization	1,803	1,803	31	-	-
Net income (loss) available to common stockholders	$4,749	$1,360	$(22,130)	$4,226	$4,756

	At or For the Year Ended December 31,
	2010	2009	2008	2007	2006
Selected Financial Ratios and Other Financial Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.45%	0.23%	-1.91%	0.44%	0.49%
Return on average tangible equity (ratio of net income to average tangible equity)	4.96%	1.49%	-28.04%	5.86%	6.43%
Interest rate spread information:
Average during the period	2.97%	2.98%	3.01%	2.50%	2.70%
Net interest margin(1)	3.19%	3.22%	3.22%	2.79%	2.96%
Ratio of operating expense to average total assets	2.76%	3.17%	5.49%	2.64%	2.57%
Ratio of average interest-earning assets to average interest-bearing liabilities	111.25%	110.67%	107.14%	107.92%	107.65%
Efficiency ratio(2)	72.86%	81.84%	158.81%	78.81%	76.11%

Asset Quality Ratios:(3)
Non-performing assets to total assets	3.20%	2.86%	1.92%	1.35%	0.86%
Non-performing loans to total loans	3.90%	3.03%	1.93%	1.29%	0.70%
Allowance for loan losses to non-performing loans	42.16%	50.38%	69.41%	79.72%	143.59%
Allowance for loan losses to loans receivable, net	1.64%	1.53%	1.34%	1.03%	1.00%

Capital Ratios:
Equity to total assets(3)	9.32%	9.27%	9.40%	9.04%	9.08%
Average equity to average assets	9.24%	9.29%	8.89%	9.16%	9.08%

Share and Per Share Data:
Average common shares outstanding:
Basic	6,873,508	6,840,659	5,249,135	4,103,940	4,196,059
Diluted	6,896,107	6,840,748	5,249,135	4,151,173	4,274,039
Per share:
Basic earnings available to common stockholders	$0.69	$0.20	$(4.22)	$1.03	$1.13
Diluted earnings available to common stockholders	$0.69	$0.20	$(4.22)	$1.02	$1.11
Dividends	$0.24	$0.42	$0.64	$0.60	$0.58

Dividend payout ratio(4)	34.78%	210.00%	-15.20%	58.25%	52.25%

Other Data:
Number of full-service offices	33	33	33	21	21

(1) Net interest income divided by average interest earning assets.
(2) Total non-interest expense divided by net interest income plus total non-interest income.
(3) At the end of the period.
(4) Dividends per share divided by diluted earnings per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

MutualFirst is a savings and loan holding company and MutualBank is its wholly-owned subsidiary.  MutualBank has been in business since 1889 and currently conducts its business from 33 full service financial centers located in Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties, Indiana, with its main office located in Muncie.  MutualBank also has trust offices in Carmel and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan.  MutualBank’s principal business consists of attracting deposits from the general public and originating fixed and variable rate loans secured primarily by first mortgage liens on residential and commercial real estate, consumer goods, and business assets.  MutualBank’s deposit accounts are insured by the FDIC up to applicable limits.  We also originate mortgage loans in counties contiguous to these counties, and we originate commercial loans and indirect consumer loans throughout Indiana.  We provide investment money management and trust services for our customers.

MutualFirst and MutualBank are subject to extensive regulation by the OTS.  In 2011, the regulatory oversight of the Company will transfer to the Federal Reserve Board and of the Bank will transfer to the Office of the Comptroller of the Currency (“OCC”).  For more details on this regulation see “Item 1. Business - How We Are Regulated.”  MutualBank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).

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

The Company continues to reduce the impact of interest rate changes on its net interest income by shortening the term of its interest-earning assets to better match the terms of our interest-bearing liabilities and by selling long-term fixed rate loans.  See “Item 7A Quantitative and Qualitative Disclosures About Market Risk – Asset and Liability Management and Market Risk”.  It has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income.  Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans.  The percentage of consumer and commercial loans to total loans has increased from 45.2% at the end of 2006 to 53.6% as of December 31, 2010.  As we continue to increase our investment in business-related loans, which are considered to entail greater risks than one- to four-family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses has increased to reflect this increased risk.  On the liability side of the balance sheet, the Company is employing strategies intended to increase the balance of core deposit accounts, such as low cost checking and money market accounts.  The percentage of core deposits to total deposits was 40.1% at December 31, 2010 compared to 38.0% at the end of 2009.  The remaining total deposits are mostly retail certificates of deposit, which continue to provide stable funding for the Company.  These are ongoing strategies that are dependent on current market conditions and competition.

During 2010, in keeping with our strategic objective to reduce interest rate risk exposure, the Company also sold $82.8 million of long-term fixed rate loans that had been held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income.  This was offset, in the short term, by recognizing a gain on the sale of these loans of $2.3 million.  The Company also will lengthen out FHLB advances when advantageous to lengthen repricing of the liability side of the balance sheet to reduce interest rate risk exposure.

Net interest income should be less vulnerable to changes in interest rates.  The Federal Funds rate set by the Board of Governors of the Federal Reserve System decreased to a range of 0 to 25 basis points as of December 31, 2008 and was the same as of December 31, 2010.  The Federal Funds rate remaining flat at this level decreases the ability to reprice deposits lower in future months.  Certificates of deposit and borrowings may, however, still reprice to lower rates at their maturities in future time periods, which could reduce the amount of interest expense assuming rates stay low.  Interest income is expected to decrease without any changes in the current rate environment primarily due to the rates on newly originated interest-earning assets being lower than the rates on maturing interest-earning assets.  Another factor that may lead to changes in net interest income is the level of non-performing assets.  An increase in non-performing assets (i.e., loans, repossessed assets, or securities) would also decrease interest income and may decrease overall net interest income without additional decreases in interest-bearing liabilities.

Results of operations also are dependent upon the level of the Company’s non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses.  Regulatory changes may have an impact in non-interest income this year.  Regulations limiting the amount of interchange income could reduce non-interest income if approved as initially drafted.  MutualWealth produces non-interest income for the Bank that is tied primarily to the market value of the portfolios being managed.  As of December 31, 2010, MutualWealth had $440.8 million of assets under management.  Decreases in market value could have a negative impact on the non-interest income generated by this division of the Bank.

During 2008 through 2010, the Indiana and national economies and financial markets have undergone significant decline, which has impacted our financial condition, operations, net income, stock price and regulatory limitations.   The Indiana and national economies may improve prior to significant improvements in our financial condition and net income.  Current troubled loans and securities may continue to incur losses after recovery has started to occur.

Recent Significant Transactions

In July 2008, the Company acquired MFB Corp. and its banking subsidiary, MFB Financial, in a merger transaction involving the issuance of 2.9 million shares of common stock and payment of $11.5 million in cash to former stockholders of MFB Corp.  MutualFirst also assumed 114,500 MFB stock options, which were converted into approximately 296,555 MutualFirst stock options with a weighted average exercise price of $9.90 per share.  The Company obtained $167.9 million in residential mortgage loans, $48.5 million in consumer loans, $91.6 million in commercial real estate loans and $75.5 million in commercial business loans and assumed $331.1 million in deposits and $96.4 million in borrowings in the acquisition of MFB Corp.  The acquisition of MFB Corp. helped reduce the interest rate risk exposure of MutualBank primarily due to changes in loan composition, increasing the percentage of loans with adjustable rates and reducing the average duration of the loan portfolio.  This decline in MutualBank’s liability sensitive exposure provided for less net portfolio value volatility with future rate movements.  As a result of the transaction, MutualBank’s market area spans nine Indiana counties, and is currently the 11th largest depository institution headquartered in Indiana.  The acquisition of MFB Corp. added trust services to MutualBank, which are being leveraged through MutualBank’s existing footprint.  The Company also opened two new branches in Elkhart County in 2008.  The intent of these initiatives has been to increase income over the long term.  However, on a short-term basis, expenses relating to expanding trust services and new branches will have the effect of increasing non-interest expense with limited immediate offsetting income.

In December 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company (i) sold 32,382 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) for a purchase price of $32,382,000 in cash and (ii) issued a warrant (the “Warrant”) to purchase 625,135 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for a per share price of $7.77 per share.  The Series A Preferred Stock is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Series A Preferred Stock may be redeemed by the Company at any time, subject to consultation by the Treasury with the OTS.  The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $7.77 per share of the Common Stock.  If the Series A Preferred Stock is redeemed, the Warrant may be liquidated at the current market price.  Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant that it holds.

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Junior Stock (as defined below) and Parity Stock (as defined below) is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.16) declared on the Common Stock prior to the TARP transaction.  The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also are restricted.  These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Series A Preferred Stock, (b) the date on which the Series A Preferred Stock has been redeemed in whole; and (c) the date Treasury has transferred all of the Series A Preferred Stock to third parties.  In addition, the ability of the Company to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its Junior Stock and Parity Stock is subject to restrictions in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series A Preferred Stock.  “Junior Stock” means the Common Stock and any other class or series of stock of the Company the terms of which expressly provide that it ranks junior to the Series A Preferred Stock as to dividend rights and/or rights on liquidation, dissolution or winding up of the Company.  “Parity Stock” means any class or series of stock of the Company the terms of which do not expressly provide that such class or series will rank senior or junior to the Series A Preferred Stock as to dividend rights and/or rights on liquidation, dissolution or winding up of the Company (in each case without regard to whether dividends accrue cumulatively or non-cumulatively).

The Company placed $29.1 million of its TARP proceeds in the Bank and retained the remaining $3.2 million as working capital.  The Bank initially placed approximately $20.0 million of the proceeds in highly rated securities to provide liquidity as needed to meet current and future loan demand.  The TARP proceeds have provided the Bank with a continued ability to lend to businesses and individuals along with the ability to purchase agency mortgage backed securities.

Recent Accounting Standards

For discussion of recent accounting standards, please see Item 8 - Note 2: Impact of Accounting Pronouncements.

Critical Accounting Policies

The notes to the consolidated financial statements in Item 8 of this Form 10-K contain a summary of MutualFirst’s significant accounting policies.  Certain of these policies are important to the portrayal of MutualFirst’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets, mortgage servicing rights and real estate held for development, and the valuation of intangible assets and securities.

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

Deferred Tax Asset.  The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future.  The Company’s evaluation indicated that it is more likely than not that the asset will be fully utilized.  The Company has generated average positive pre-tax pre-provision earnings of $9.0 million, or .74% of pre-tax pre-provision ROA over the previous 5 years, after excluding the goodwill impairment in 2008.  Over the last 5 years, the Company has grown and at its current asset size, the pre-tax pre-provision earnings would be approximately $10.4 million using the same historical pre-tax pre-provision ROA.  These earnings would be sufficient to utilize the net operating losses, tax credit carryforwards and temporary tax differences over the allowable periods.  The valuation allowance established in 2010, 2009 and 2008 is the result of capital losses sustained in those years with no tax benefit recorded.  The analysis supports no further valuation allowance is necessary.

At the end of 2010, the Company had no capital losses, a decrease from $1.2 million in capital losses in 2009 as capital gains from the sale of available for sale securities were generated.  The Company will  avoid taking any book tax benefit on future capital losses without capital gains to offset the current capital losses.  See Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Financial highlights of our strategy have included:

•
Continuing as a Diversified Lender.  We have been successful in diversifying our loan portfolio to reduce our reliance on any one type of loan.  From 1995 through 2000, approximately 36% of our loan portfolio consisted of loans other than one- to four-family real estate loans.  Since 2000 through the end of 2010, that percentage has increased to 53.6%.

•
Continuing as a Leading One- to Four-Family Lender.  We are one of the largest originators of one- to four-family residential loans in our market area.  During 2010, we originated $170.9 million of one- to four-family residential loans.

•
Continuing To Focus On Asset Quality.  Non-performing assets to total assets was 3.20% at December 31, 2010, an increase from 2.86% at December 31, 2009.  Our portfolio has increased due to strains on not only the local economy but in other parts of the US where the Company has purchased loans.  While the levels of non-performing assets are currently higher than we desire, we believe that our current underwriting standards will provide for a quality loan portfolio once economic activity and unemployment return to more normal levels.

•
Continuing Our Strong Capital Position.  As a result of our consistent operating profitability, we have historically maintained a strong capital position.  At December 31, 2010, our ratio of stockholders’ equity to total assets was 9.3%, which was consistent with that at December 31, 2009.  The Company also decreased risk-weighted assets by $80.6 million to $964.1 million at December 31, 2010, from $1.1 billion at December 31, 2009.  We suspended our origination of RV and boat lending in 2010 to increase our regulatory capital ratios as we continue to strengthen our capital position.

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

Financial Condition at December 31, 2010 Compared to December 31, 2009

General.  Our assets increased $5.9 million during 2010, ending the year at $1.407 billion, compared to $1.401 billion at the end of 2009.  The increase was primarily due to an increase in the investment portfolio that was offset by a decrease in loans.  Liabilities increased $4.5 million during 2010 to $1.276 billion compared to $1.271 billion at the end of 2009.  The increase was primarily due to an increase in deposits offset by decreases in borrowings.  Stockholders’ equity increased $1.4 million to $131.1 million at December 31, 2010.

Cash and Securities.  We increased our liquidity position significantly in 2010.  Cash, cash-equivalents and investment securities increased $86.6 million, or 46.7%, to $272.0 at December 31, 2010.  Cash and cash-equivalents decreased by $19.5 million, or 42.1%, primarily due to increases in investments.  Investment securities increased $106.1 million, or 76.3%, from $139.1 million at the end of 2009.  This increase reflected $254.0 million in purchases of agency mortgage-backed securities and CMOs, which was offset by a $83.3 million sale of available for sale securities.  The amount sold in 2010 included $6.2 million of private labeled mortgage-backed securities and private labeled CMOs that had resulted in the Company incurring other-than-temporary losses in 2010 and 2009 due to the distressed mortgage market and the decline in home values across the nation.

Loans.  Our net loan portfolio decreased $72.8 million, or 6.9%, to $989.4 million at December 31, 2010 from $1.1 billion at December 31, 2009, primarily due to decreased loan demand and loan charge-offs.  Consumer loans decreased $32.0 million, or 12.3% from $259.8 million at December 31, 2009 to $227.8 million at December 31, 2010.  The decrease in consumer loans was primarily due to the temporary suspension of the indirect lending program starting December 31, 2009.  Commercial business loans decreased $12.8 million, or16.5% from $77.4 million to $64.6 million at the end of 2010.  The decrease in commercial business was the result of paydowns, $209,000 in charge-offs during the year and decreased demand for new commercial business loan originations due to the slowdown in the economy.  Commercial real estate loans decreased $10.7 million, or 4.1%, from $260.0 million at the end of 2009 to $249.3 million at the end of 2010, because of paydowns, $1.5 million in charge-offs and decreased demand for new loan originations due to the slowdown in the economy.  Residential mortgage loans, including loans held for sale, decreased $12.3 million, or 2.6%, to $468.5 at the end of 2010, partially due to the sale of $82.8 million in fixed-rate mortgages during the year as part of the Company’s plan to mitigate interest rate risk.

The Company does have the risk of being required to repurchase a loan sold in the case that the loan was not underwritten properly.  We have not had a significant issue with this and in 2010 were only required to repurchase two loans that had total outstanding principal of less than $100,000.  The Company is confident that our conservative underwriting standards minimize our exposure for potential required buybacks.

Delinquencies and Non-performing Assets.  As of December 31, 2010, our total loans delinquent for 60 to 89 days was $7.7 million or 0.8% of total loans.

At December 31, 2010, our non-performing assets totaled $45.0 million or 3.20% of total assets, compared to $40.0 million or 2.86% of total assets at December 31, 2009.  This $4.9 million, or 12.3% increase was the result of the current economic slowdown, particularly an increase in restructured loans.  As of December 31, 2010, all of the restructured loans were performing to their restructured terms.  These restructured loans, except for one loan with an approximate balance of $900,000, were at a market rate of interest.  The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.

	Non-performing Assets at December 31,
	2010	2009	Amount Change	Percent Change
	(Dollars in thousands)
Non-accruing loans	$30,183	$29,086	$1,097	3.77%
Accruing loans delinquent 90 days or more	1,546	1,934	$(388)	-20.06%
Restructured loans	7,100	1,563	$5,537	354.25%
Foreclosed assets	6,127	7,351	$(1,224)	-16.65%
Nonperforming investments	-	100	$(100)	-100.00%
Total	$44,956	$40,034	$4,922	12.29%

Over the past three years, the amount of non-performing assets has increased dramatically due to the current economic environment. The increase in non-performing assets between 2008 and 2009 was $13.4 million and the increase between 2009 and 2010 was $4.9 million.  The pace of non-performing has slowed and optimistically it has peaked.  The Bank is diligently monitoring and writing down loans that appear to have irreversible weakness.  The Bank also believes that a majority of possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral.

At December 31, 2010, foreclosed commercial real estate consisted of twenty-three commercial buildings, eight in Delaware County, nine in Kosciusko County, two in Grant County, three in Elkhart County and one in Florida, all of which are currently being offered for sale.  In addition, thirty-five residential properties with a book value of $2.5 million remained as foreclosed assets at December 31, 2010. These properties are also being offered for sale.  Non-accruing one- to four-family loans increased to $13.5 million at December 31, 2010.  Non-accruing commercial real estate loans increased from $9.0 million at December 31, 2009, to $13.4 million at December 31, 2010. At the same time, non-accrual commercial business loans decreased from $1.9 million to $1.0 million. Management continues to monitor these loans aggressively and it is management’s opinion that the non-accruing loans are sufficiently reserved as of December 31, 2010.

In addition to the non-performing assets set forth in the table above, as of December 31, 2010, there was an aggregate of $9.3 million in loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the abilities of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.  Due to current economic conditions, we have seen an increase in the amount of these loans during 2010.

Allowance For Loan Loss.  Allowance for loan losses decreased $42,000 to $16.4 million at December 31, 2010 when compared to December 31, 2009 as reflected below.

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)

Balance at beginning of period	$16,414	$15,107
Charge-offs	8,292	6,256
Recoveries:	1,200	1,063
Net charge-offs	7,092	5,193
Provisions charged to operations	7,050	6,500
Balance at end of period	$16,372	$16,414

Ratio of net charge-offs during the period to average loans outstanding during the period	0.69%	0.47%

Allowance as a percentage of non-performing loans	42.16%	50.38%

Allowance as a percentage of total loans (end of period)	1.64%	1.53%

Specific loan loss reserves decreased $331,000, while general loan loss reserves have remained approximately the same as loan balances declined.  Net charge offs for the year 2010 were $7.1 million, or 0.69% of average loans on an annualized basis, compared to $5.2 million, or 0.47% of average loans for 2009.  The increase was primarily due to increased charge offs on one-to four-family mortgage and commercial loans resulting from the depressed economic conditions in our market area.  As of December 31, 2010, the allowance for loan losses as a percentage of loans receivable and non-performing loans was 1.64% and 42.16%, respectively, compared to 1.53% and 50.38%, respectively, at December 31, 2009.  Allowance for loan losses as a percentage of loans receivable increased due to a decline in the net loan portfolio of $72.8 million partially offset by the $42,000 decrease in allowance.  Allowance for loan losses as a percentage of non-performing loans decreased due to an increase in non-performing loans of $6.2 million.  The increase in non-performing loans was primarily due to the increase in restructured loans of $5.5 million, all of which are performing to their restructured agreements, and the Bank’s internal allowance determination indicates the current level is appropriate.

Over 25% of our non-accrual loans are comprised of three commercial loans totaling $7.5.  Two of these loans are construction and development loans totaling $5.1 million.  One loan is a commercial real estate loan secured by a 1-4 family home at approx. 65% of appraised value totaling $2.4 million.

Deposits.  Our deposits increased $76.4 million as certificates of deposit increased by $24.2 million and noninterest bearing, interest-bearing, savings and money market savings deposits increased by $52.1 million as we continued to grow our commercial deposit relationships.

Borrowings.  Borrowed funds decreased $70.4 million with FHLB advances decreasing by $69.4 million, or 35.1%, to $128.5 million at December 31, 2010 as excess liquidity was used to paydown maturing advances.

In 2009, the Company borrowed $10.0 million from First Tennessee Bank, N.A. to refinance existing long-term debt.  The loan bears a 5.9% interest rate, has a term expiring in December 2014 and is secured by Bank stock.  Under the loan agreement, First Tennessee requires the Company to maintain minimum ROA and maximum NPA ratios.  At December 31, 2010, the Company’s NPA ratio was in excess of the maximum set by the lender and at December 31, 2009 the Company had not maintained the minimum ROA.  In both cases the lender has granted a waiver for each condition.  The balance of that loan was $9.3 million at December 31, 2010.

The Company acquired $5.0 million of issuer trust preferred securities as part of the acquisition of MFB.  The net balance of the note as of December 31, 2010 was $3.9 million due to the purchase accounting adjustment from the acquisition.  The securities mature 30 years from the date of issuance, July 29, 2005.  The securities bore a fixed rate of interest of 6.22% for the first five years, resetting quarterly thereafter at the prevailing three-month LIBOR rate plus 170 basis points.  In December 2009, the Company entered into a cash flow hedge with FTN Financial to fix the floating portion of the issued trust preferred security at 5.15% for the next five years starting on September 15, 2010.  The Company has had the right to redeem the trust preferred securities, in whole or in part, without penalty, since September 15, 2010.  These securities mature on September 15, 2035.

Stockholders’ Equity.  Stockholders’ equity was $131.1 million at December 31, 2010, an increase of $1.4 million, or 1.1% from December 31, 2009. The increase was a result of net income of $6.6 million and Employee Stock Ownership Plan (ESOP) shares earned and share based compensation of $257,000. The increase was partially offset by dividend payments of $1.6 million to common shareholders and $1.6 million to preferred shareholders.  Accumulated other comprehensive income decreased $2.1 million as unrealized gains on securities and derivatives decreased $2.3 million and unrealized gains on defined benefit plans increased $124,000.  The Bank’s risk-based capital ratio increased to 13.79% as of December 31, 2010 from 12.81% as of December 31, 2009.  The Bank’s capital ratios are well in excess of “well-capitalized” levels as defined by all regulatory standards.

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

	Year ended December 31,
	2010			2009			2008
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Interest -bearing deposits	$72,919	$185	0.25%	$36,415	$49	0.13%	$8,711	$118	1.35%
Mortgage-backed securities available-for sale(1)	179,901	5,923	3.29	81,317	4,019	4.94	28,648	1,596	5.57
Investment securities available-for-sale(1)	24,103	664	2.75	26,903	1,015	3.77	28,987	1,303	4.50
Investment securities held-to-maturity	3,570	325	9.10	9,439	594	6.30	3,360	314	9.35
Loans(2)	1,026,199	59,952	5.84	1,107,274	65,865	5.95	956,788	61,128	6.39
Stock in FHLB of Indianapolis	18,177	349	1.92	18,632	310	1.66	14,010	720	5.14
Total interest-earning assets	1,324,869	67,398	5.09	1,279,980	71,852	5.61	1,040,504	65,179	6.26

Non-Interest Earning Assets (net of allowance for loan losses and unrealized gain/loss)	122,163			125,668			118,673
Total assets	$1,447,032			$1,405,648			$1,159,177

Interest-Bearing Liabilities:
Demand and NOW accounts	$186,792	961	0.51	$162,572	776	0.48	$148,703	1,564	1.05
Savings deposits	89,622	139	0.16	84,883	230	0.27	66,315	317	0.48
Money market accounts	70,358	598	0.85	45,559	510	1.12	34,000	615	1.81
Certificate accounts	668,061	16,591	2.48	633,360	19,354	3.06	492,405	18,920	3.84
Total deposits	1,014,833	18,289	1.80	926,374	20,870	2.25	741,423	21,416	2.89
Borrowings	176,029	6,906	3.92	234,886	9,754	4.15	229,768	10,223	4.45
Total interest-bearing accounts	1,190,862	25,195	2.12	1,161,260	30,624	2.64	971,191	31,639	3.26
Non-Interest Bearing Accounts	108,316			95,762			66,746
Other Liabilities	14,196			18,077			18,138
Total Liabilities	1,313,374			1,275,099			1,056,075
Stockholders’ Equity	133,658			130,549			103,102
Total liabilities and stockholders’ equity	$1,447,032			$1,405,648			$1,159,177
Net Earning Assets	$134,007			$118,720			$69,313
Net Interest Income		$42,203			$41,228			$33,540
Net Interest Rate Spread(3)			2.97%			2.98%			3.01%
Net Yield on Average Interest-Earning Assets(4)			3.19%			3.22%			3.22%
Average Interest-Earning Assets to Average Interest-Bearing Liabilities	111.25%			110.22%			107.14%

(1)	Average balances were calculated using amortized cost, which excludes FASB 115 valuation allowances.

(2)	Calculated net of deferred loan fees, loan discounts and loans in process.

(3)	Interest rate spread is calculated by subtracting weighted average interest rate cost from weighted average interest rate yield for the period indicated.

(4)	The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.

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

	(Decrease) Due to		Total Increase	(Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$55	$81	$137	$112	$(181)	$(69)
Investment securities available-for-sale	3,190	(1,907)	1,283	2,613	(198)	2,415
Loans receivable	(4,753)	(1,160)	(5,913)	9,154	(4,417)	4,737
Stock in FHLB of Indianapolis	(8)	47	39	185	(595)	(410)

Total interest-earning assets	$(1,516)	$(2,939)	$(4,454)	$12,064	$(5,391)	$6,673

Interest-bearing liabilities:
Savings deposits	$12	$(103)	$(91)	$74	$(161)	$(87)
Money market accounts	231	(143)	88	172	(277)	(105)
Demand and NOW accounts	122	63	185	134	(922)	(788)
Certificate accounts	1,015	(3,778)	(2,763)	4,770	(4,336)	434
Borrowings	(2,333)	(515)	(2,848)	224	(693)	(469)

Total interest-bearing liabilities	$(953)	$(4,476)	$(5,429)	$5,374	$(6,389)	$(1,015)

Change in net interest income			$975			$7,688

Comparison of Results of Operations for Years Ended December 31, 2010 and 2009.

General.  Net income available to common shareholders for the year ended December 31, 2010, was $4.7 million or $0.69 basic and diluted income per common share, as compared to net income of $1.4 million, or $0.20 basic and diluted income per common share for the year ended December 31, 2009.  The primary reasons for this increase were increased net interest and non-interest income and reduced non-interest expenses as discussed further below.  Our return on assets and on average tangible equity was 0.45% and 4.96%, respectively, in 2010, as compared to 0.23% and 1.49%, respectively in 2009.

Interest Income.  Interest income decreased $4.5 million, or 6.2%, to $67.4 million during the year ended December 31, 2010, compared to $71.9 million during the year ended December 31, 2009.  The primary reason for this decrease was the average yield on earning assets decreased 52 basis points to 5.09% in 2010 compared to 5.61% in 2009 as current production and refinances at lower rates reduced the amount of interest income.  This decrease was partially offset by a $44.9 million increase in average-earning assets in 2010, due to increases in investments and cash deposits offset by decreases in loans.

Interest Expense.  Interest expense decreased $5.4 million, or 17.8%, to $25.2 million during the year ended December 31, 2010 compared to $30.6 million during the year ended December 31, 2009.  The primary reason for this decrease was a decline of 52 basis points on interest-bearing liabilities from 2.64% during 2009 to 2.12% during 2010, which offset the $29.6 million increase in total average interest bearing liabilities during 2010.  Interest expense on deposits decreased $2.6 million, due to a 45 basis point decline in average rates paid even with a $88.5 million increase in average interest-bearing deposits.  Interest expense on borrowings decreased $2.9 million as a result of a 23 basis point decline in average rates and a $58.9 million decrease in average borrowing during 2010, as excess cash was used to pay off maturing FHLB advances.

Net Interest Income.  Net interest income before the provision for loan losses increased $975,000 to $42.2 million during 2010 from $41.2 million during 2009 primarily because decreases in interest income were offset by corresponding decreases in interest expense.  Our net interest margin decreased three basis points to 3.19% during 2010 compared to 3.22% during 2009.

Provision for Loan Losses.  Our provision for loan losses during 2010 was $7.1 million compared to $6.5 million during 2009, primarily as a result of increases in nonperforming loans.  Non-performing loans at December 31, 2010 totaled $38.8 million or 3.90% of total loans and 3.20% of assets, as compared to $32.6 million or 3.03% of total loans and 2.86% of assets at December 31, 2009.

Other Income.  Non-interest income increased $1.1 million, or 9.2%, to $13.1 million during 2010, compared to $12.0 million during 2009 as reflected below:

	Year Ended		Amount	Percent
Non-Interest Income	12/31/2010	12/31/2009	Change	Change
	(Dollars in thousands)

Service fee income	$7,229	$7,458	$(229)	-3.1%
Net realized gain (loss) on sale of securities	(53)	755	(808)	-107.0%
Equity in losses of limited partnerships	(510)	108	(618)	-572.2%
Commissions	3,845	3,047	798	26.2%
Net gains on sales of loans	2,275	2,377	(102)	-4.3%
Net servicing fees	139	245	(106)	-43.3%
Increase in cash surrender value of life insurance	1,556	1,573	(17)	-1.1%
Loss on sale of other real estate and repossessed assets	(1,012)	(1,182)	170	-14.4%
Net other-than-temporary losses on securities	(841)	(2,555)	1,714
Other income	451	146	305	208.9%

Total Non-Interest Income	$13,079	$11,972	$1,107	9.2%

For the year ended December 31, 2010, non-interest income increased $1.1 million to $13.1 million compared to $12.0 million for 2009.  Commission income increased due to increased wealth management and brokerage income for the year.  The Company had an increase in other income, primarily due to a life insurance death benefit.  Other-than-temporary impairment decreased partially due to the sale of private-labeled mortgage backed securities and the stabilization of the trust preferred securities valuations.  Decreases in non-interest income included decreased gain on sale of investments as the Company strategically sold all private labeled mortgage backed securities and CMOs.  Other decreases in non-interest income included decreased equity in limited partnerships due to one-time gains in 2009 not duplicated in 2010 and decreased service fee income primarily due to overdraft regulation.

Other Expense.  Non-interest expense decreased $3.3 million, or 7.7%, to $40.0 million during 2010 compared to $43.3 million during 2009, as reflected below:

	Year Ended		Amount	Percent
Non-Interest Expense	12/31/2010	12/31/2009	Change	Change
	(Dollars in thousands)

Salaries and employee benefits	$21,078	$23,047	$(1,969)	-8.5%
Net occupancy expenses	2,503	2,802	(299)	-10.7%
Equipment expenses	1,903	1,780	123	6.9%
Data processing fees	1,569	1,510	59	3.9%
Automated teller machine	1,169	1,095	74	6.8%
Deposit insurance	1,831	2,263	(432)	-19.1%
Professional fees	1,141	1,291	(150)	-11.6%
Advertising and promotion	1,224	1,530	(306)	-20.0%
Software subscriptions and publications	1,554	1,378	176	12.8%
Intangible amortization	1,348	1,525	(177)	-11.6%
Other real estate and repossessed assets	924	844	80	9.5%
Other expenses	3,761	4,261	(500)	-11.7%

Total Non-Interest Expense	$40,005	$43,326	$(3,321)	-7.7%

For the year ended December 31, 2010 non-interest expense decreased $3.3 million to $40.0 million compared to $43.3 million in 2009.  Salaries and employee benefits have continued to decrease due to attrition and changes in employee benefits.  These decreases were partially offset by increases in deposit insurance premiums due to increased insured balances.

Income Tax Expense.  Income tax expense increased $1.5 million in 2010 compared to the year ended 2009.  The effective tax rate increased to 20.4% for 2010 compared to 6.3% for 2009 due to an increase in taxable income and a decreased percentage of low income housing tax credits to taxable income in 2010 compared to 2009.

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

Liquidity

We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operation.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  During 2010 our liquidity increased as we grew our deposits and marketable equity securities and received paydowns within our loan portfolio.

Liquidity management involves the matching of cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company to manage those requirements.  The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will cover adequately any reasonably anticipated, immediate need for funds.  Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short-term notice if needed.  Our liquidity, represented by cash and cash-equivalents and investment securities, is a product of our operating, investing and financing activities.

Liquidity management is both a daily and long-term function of the management of the Company and the Bank.  It is overseen by the Asset and Liability Management Committee, which is required to maintain the Bank’s liquidity ratio at 6% of assets.  At December 31, 2010, that ratio was 22.44%.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds.  On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.  The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits).  At December 31, 2010, on a consolidated basis, the Company had $272.0 million in cash and investment securities available for sale and $10.5 million in loans held for sale generally available for its cash needs.  We can also generate funds from borrowings, primarily Federal Home Loan Bank advances, and, to a lesser degree, third party loans.  At December 31, 2010, the Bank had the ability to borrow an additional $163.8 million in Federal Home Loan Bank advances.  In addition, we have historically sold 30 year fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity.  The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying any dividends declared to its stockholders, and interest and principal on outstanding debt.  The Company’s primary source of funds are Bank dividends, which are subject to regulatory limits.  At December 31, 2010, the Company, on an unconsolidated basis, had $2.2 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At December 31, 2010, the approved outstanding loan commitments, including unused lines of credit, amounted to $148.8 million.  Certificates of deposit scheduled to mature in one year or less at December 31, 2010, totaled $364.1 million.  It is management’s policy to offer deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.  Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  We also have off-balance sheet obligations to repay borrowings and deposits.  For the year ended December 31, 2010, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.  At December 31, 2010, the Bank had $7.7 million in commitments to make loans, $7.5 million in undisbursed portions of closed loans, $121.9 million in unused lines of credit and $2.5 million in standby letters of credit.  In addition, on a consolidated basis, at December 31, 2010, the Company had $141.7 million in outstanding non-deposit borrowings, of which $54.3 million is due during 2011.

Capital Resources

The Bank is subject to minimum regulatory capital requirements imposed by the OTS, which it exceeded at December 31, 2010.  The OTS also has regulations providing for “well-capitalized” status above these regulatory limits.  OTS may require a bank to have additional capital above these regulatory levels if it believes the bank is subject to increased risk due to asset problems, high interest rate risk and other risks.  Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain well-capitalized status.  The Bank’s relevant capital ratios at December 31, 2010 are reflected below:

	Actual		Minimum Under Regulations		Minimum to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Core Capital to Adjusted Total Assets(1)	$127,812	9.18%	$55,713	4.00%	$69,641	5.00%

Core Capital to Risk-Weighted Assets(2)	$127,812	12.54%	$38,564	4.00%	$57,846	6.00%
Total Capital to Risk-Weighted Assets	$132,998	13.79%	$77,128	8.00%	$96,410	10.00%

(1)  At December 31, 2010, the Bank had $1.4 billion in adjusted total assets.

(2)  At December 31, 2010, the Bank had $1.0 billion in risk-weighted assets.

The Company currently is not subject to minimum regulatory requirements, though it is expected to provide financial support to the Bank when necessary.  The Company will become subject to regulation by the Federal Reserve in 2011; however, it will not be subject to the holding company capital requirements imposed by that agency before 2016.

Impact of Inflation

The effects of price changes and inflation can vary substantially for most financial institutions.  While management believes that inflation affects the economic value of total assets, it believes that it is difficult to assess the overall impact.  Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the consumer price index (“CPI”) coincides with changes in interest rates.  For example, the price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding effect on interest rates or upon the cost of those goods and services normally purchased by us.  In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans.  In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds.  In other years, the opposite may occur.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin.  We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans.  In addition, in an effort to avoid an increase in the percentage of long-term fixed-rate loans in our portfolio, in 2010, we sold $82.8 million of fixed rate, one- to four-family mortgage loans with a term to maturity of over 10 years in the secondary market.

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

An internal asset-liability model provides MutualBank with the information presented in the following tables.  The tables present the change in our net portfolio value at December 31, 2010 and 2009 that would occur upon an immediate and sustained change in market interest rates of 100 to 300 basis points as required by the OTS, and do not give any effect to actions that management might take to counteract that change.  The changes in net portfolio value under all rate changes shown were within guidelines approved by the board of directors.

December 31, 2010
Net Portfolio Value
(Dollars in thousands)
Changes					NPV as % of PV of Assets
In Rates		$ Amount	$ Change	% Change	NPV Ratio	Change

300	bp	168,484	-28,342	-14%	12.70%	-113	bp
200	bp	180,603	-16,223	-8%	13.30%	-53	bp
100	bp	190,847	-5,979	-3%	13.73%	-11	bp
0	bp	196,826			13.84%
-100	bp	NM	NM	NM	NM	NM
-200	bp	NM	NM	NM	NM	NM
-300	bp	NM	NM	NM	NM	NM

December 31, 2009
Net Portfolio Value
(Dollars in thousands)
Changes					NPV as % of PV of Assets
In Rates		$ Amount	$ Change	% Change	NPV Ratio	Change

300	bp	162,643	-38,114	-19%	12.26%	-180	bp
200	bp	180,333	-20,424	-10%	13.23%	-82	bp
100	bp	190,330	-10,426	-5%	13.66%	-40	bp
0	bp	200,757			14.06%
-100	bp	NM	NM	NM	NM	NM
-200	bp	NM	NM	NM	NM	NM
-300	bp	NM	NM	NM	NM	NM

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

The decrease in sensitivity is a result of additional liquidity at the end of 2010 when compared to 2009.  The Bank continues to position its balance sheet to minimize the impact in an upward rate scenario.

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

December 31, 2010, 2009 and 2008

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
MutualFirst Financial, Inc.
Muncie, Indiana

We have audited the accompanying consolidated balance sheets of MutualFirst Financial, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audit also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MutualFirst Financial, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

BKD, LLP

Indianapolis, Indiana
March 16, 2011

MutualFirst Financial, Inc.

Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
Assets
Cash and due from banks	$9,288,748	$17,685,383
Interest-bearing demand deposits	17,531,932	28,655,514
Cash and cash equivalents	26,820,680	46,340,897
Investment securities available for sale	245,165,189	130,913,670
Investment securities held to maturity	—	8,147,407
Total investment securities	245,165,189	139,061,077
Loans held for sale	10,482,734	2,520,546
Loans, net of allowance for loan losses of $16,372,000 and $16,414,000	978,900,912	1,059,694,135
Premises and equipment, net	32,966,112	34,556,318
Federal Home Loan Bank stock	16,682,200	18,631,500
Investment in limited partnerships	3,623,564	4,160,629
Deferred tax asset	20,030,022	19,513,713
Income taxes receivable	1,412,938	850,683
Cash value of life insurance	45,565,611	44,247,277
Prepaid FDIC premiums	4,207,592	5,907,149
Core deposit and other intangibles	4,533,085	5,881,075
Other assets	16,510,902	18,519,603
Total assets	$1,406,901,541	$1,400,884,602
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$113,454,542	$98,024,890
Interest-bearing	1,008,114,181	947,171,169
Total deposits	1,121,568,723	1,045,196,059
Federal Home Loan Bank advances	128,537,407	197,960,396
Other borrowings	13,167,316	14,113,526
Other liabilities	12,488,073	13,887,544
Total liabilities	1,275,761,519	1,271,157,525
Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.01 par value
Authorized - 5,000,000 shares
Issued and outstanding - 32,382 and 32,382 shares; liquidation preference $1,000 per share	324	324
Common stock, $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 6,984,754 and 6,984,754 shares	69,847	69,847
Additional paid-in capital - preferred stock	31,829,779	31,645,814
Additional paid-in capital - common stock	72,424,460	72,485,756
Retained earnings	31,757,156	28,654,285
Accumulated other comprehensive loss	(3,988,158)	(1,857,723)
Unearned benefit plan shares	(953,386)	(1,271,226)
Total stockholders’ equity	131,140,022	129,727,077

Total liabilities and stockholders’ equity	$1,406,901,541	$1,400,884,602

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Operations
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Interest and Dividend Income
Loans receivable	$59,952,037	$65,864,742	$61,127,725
Investment securities	6,911,692	5,628,312	3,213,272
Federal Home Loan Bank stock	349,404	310,589	719,886
Deposits with financial institutions	184,813	48,665	118,064
Total interest and dividend income	67,397,946	71,852,308	65,178,947

Interest Expense
Deposits	18,288,902	20,870,515	21,416,502
Federal Home Loan Bank advances	5,985,611	8,762,340	9,698,795
Other interest expense	920,090	991,472	523,793
Total interest expense	25,194,603	30,624,327	31,639,090

Net Interest Income	42,203,343	41,227,981	33,539,857
Provision for loan losses	7,050,000	6,500,000	7,020,000
Net Interest Income After Provision for Loan Losses	35,153,343	34,727,981	26,519,857
Other Income
Service fee income	7,228,873	7,457,642	6,256,694
Net realized gain (loss) on sales of available-for-sale securities	(52,705)	754,990	(2,365,531)
Commissions	3,844,869	3,046,798	1,796,332
Equity in gains (losses) of limited partnerships	(510,066)	108,081	(157,575)
Net gains on sales of loans	2,275,283	2,377,222	1,438,626
Net servicing fees	138,683	244,807	(298,473)
Increase in cash value of life insurance	1,555,948	1,573,096	1,322,724
Loss on sale of other real estate and repossessed assets	(1,012,034)	(1,181,450)	(244,305)
Other-than-temporary losses on securities
Total other-than-temporary losses	(2,078,382)	(5,335,121)	(1,350,000)
Portion of loss recognized in other comprehensive income (before taxes)	1,237,103	2,779,828	—
Net impairment losses recognized in earnings	(841,279)	(2,555,293)	(1,350,000)
Other income (loss)	451,336	146,359	(120,503)
Total other income	13,078,908	11,972,252	6,277,989

Other Expenses
Salaries and employee benefits	21,078,463	23,046,656	19,117,989
Net occupancy expenses	2,502,742	2,802,258	1,911,495
Equipment expenses	1,902,928	1,780,267	1,629,898
Data processing fees	1,568,953	1,510,194	1,191,655
Advertising and promotion	1,223,825	1,529,744	1,461,225
Automated teller machine expense	1,168,695	1,094,893	968,078
Deposit Insurance	1,831,049	2,262,697	512,129
Professional fees	1,140,560	1,291,389	1,133,012
Software subscriptions and maintenance	1,554,267	1,378,329	1,010,518
Other real estate and repossessed assets	924,205	843,732	630,918
Goodwill impairment	—	—	28,968,993
Other expenses	5,108,832	5,785,596	4,845,170
Total other expenses	40,004,519	43,325,755	63,381,080

Income (Loss) Before Income Tax	8,227,732	3,374,478	(30,583,234)
Income tax expense (benefit)	1,676,000	211,000	(8,485,000)

Net Income (Loss)	6,551,732	3,163,478	(22,098,234)
Preferred stock dividends and amortization	1,803,064	1,803,064	31,482

Net Income (Loss) Available to Common Shareholders	$4,748,668	$1,360,414	$(22,129,716)

Earnings Per Share
Basic	$0.69	$0.20	$(4.22)
Diluted	0.69	0.20	(4.22)

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2010, 2009 and 2008

						Accumulated
						Other	Unearned
		Paid-in		Paid-in		Comprehensive	Benefit
	Preferred	Capital	Common	Capital	Retained	Income	Plan
	Stock	Preferred	Stock	Common	Earnings	(Loss)	Shares	Total
Balances, January 1, 2008	$—	$—	$42,266	$32,567,085	$56,725,785	$(414,380)	$(1,906,906)	$87,013,850
Comprehensive loss
Net loss					(22,098,234)			(22,098,234)
Other comprehensive income, net of taxes
Unrealized holding gains on available-for-sale securities						(1,503,877)		(1,503,877)
Unrealized loss on defined benefit plan						(109,699)		(109,699)
Total comprehensive loss								(23,711,810)
Preferred stock issued	324	31,461,848		919,828				32,382,000
Common stock issued in acquisition, net of costs			29,117	39,758,791				39,787,908
Cash dividends ($.64 per share)					(3,489,747)			(3,489,747)
Stock repurchased			(1,536)	(660,334)	(1,148,801)			(1,810,671)
RRP shares earned				21,056				21,056
Tax expense on stock options and RRP shares				(20,529)				(20,529)
ESOP shares earned				25,042			317,840	342,882

Balances December 31, 2008	324	31,461,848	69,847	72,610,939	29,989,003	(2,027,956)	(1,589,066)	130,514,939
Comprehensive income
Net income					3,163,478			3,163,478
Other comprehensive income, net of taxes
Unrealized holding gains on available-for-sale securities						1,985,376		1,985,376
Unrealized holding losses on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income						(1,689,510)		(1,689,510)
Unrealized gain on derivative used for cash flow hedge						29,348		29,348
Unrealized loss on defined benefit plan						(154,981)		(154,981)
Total comprehensive income								3,333,711
Stock options				13,401				13,401
Cash dividends, common stock ($.42 per share)					(2,866,034)			(2,866,034)
Cash dividends, preferred stock (5%)					(1,448,196)			(1,448,196)
Tax expense on stock options and RRP shares				(35,559)				(35,559)
ESOP shares earned				(103,025)			317,840	214,815
Accretion of discount on preferred stock		183,966			(183,966)

Balances December 31, 2009	324	31,645,814	69,847	72,485,756	28,654,285	(1,857,723)	(1,271,226)	129,727,077
Comprehensive income
Net income					6,551,732			6,551,732
Other comprehensive income, net of taxes
Unrealized holding loss on available-for-sale securities						(1,138,255)		(1,138,255)
Unrealized holding loss on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income						(862,923)		(862,923)
Unrealized loss on derivative used for cash flow hedge						(252,615)		(252,615)
Unrealized gain on defined benefit plan						123,358		123,358
Total comprehensive income								4,421,297
Stock options				23,672				23,672
Cash dividends, common stock ($.24 per share)					(1,645,797)			(1,645,797)
Cash dividends, preferred stock (5%)					(1,619,099)			(1,619,099)
ESOP shares earned				(84,968)			317,840	232,872
Accretion of discount on preferred stock		183,965			(183,965)
Balances December 31, 2010	$324	$31,829,779	$69,847	$72,424,460	$31,757,156	$(3,988,158)	$953,386	$131,140,022

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Operating Activities
Net income (loss)	$6,551,732	$3,163,478	$(22,098,234)
Items not requiring (providing) cash
Provision for loan losses	7,050,000	6,500,000	7,020,000
Impairment of goodwill	—	—	28,968,993
Depreciation and amortization	5,823,030	4,561,919	2,812,118
Deferred income tax	1,000,115	(378,864)	(9,121,613)
Loans originated for sale	(90,758,585)	(160,998,914)	(41,018,545)
Proceeds from sales of loans held for sale	84,214,796	160,817,418	41,737,644
Gain on loans held for sale	(2,275,283)	(2,377,222)	(1,438,626)
(Gain) loss on sale of securities - available for sale	52,705	(754,990)	2,365,531
Loss on sale of other real estate and repossessed assets	1,012,034	1,181,450	244,305
Loss on impairment of securities	841,279	2,555,293	1,350,000
Write-down of other real estate	2,451,391	1,705,276	13,973
Gain on sale of premises and equipment	918	(187,651)	—
Other equity adjustments	232,872	214,815	384,467
Change in
Prepaid FDIC premium	1,699,557	(5,907,149)	—
Interest receivable and other assets	1,765,825	2,093,289	1,811,318
Interest payable and other liabilities	(1,326,884)	(1,346,904)	(387,104)
Cash value of life insurance	(1,555,948)	(1,573,096)	(1,322,724)
Other adjustments	274,150	(712,986)	547,009
Net cash provided by operating activities	17,053,704	8,555,162	11,868,512

Investing Activities
Net change in interest earning deposits	—	—	100,000
Purchases of securities
Available for sale	(254,021,299)	(84,539,462)	(59,806,429)
Held to maturity	—	(500,000)	—
Proceeds from redemption-in-kind - investments	—	—	2,282,409
Proceeds from maturities and paydowns of securities
Available for sale	55,705,428	19,079,510	9,342,878
Held to maturity	1,533,526	1,577,833	348,629
Proceeds from sales of securities - available for sale	85,584,700	11,167,302	21,519,205
Redemption of Federal Home Loan Bank stock	1,949,300	—	—
Net change in loans	65,480,633	38,722,418	4,435,817
Proceeds from sales of loans transferred to held for sale	—	—	51,577,741
Proceeds from sale of premises and equipment	500	1,033,151	—
Purchases of premises and equipment	(648,456)	(1,091,423)	(3,422,071)
Proceeds from real estate owned sales	4,464,660	1,841,994	1,781,701
Cash received (paid) in acquisition, net	—	—	331,065
Other investing activities	264,210	29,770	(320,173)
Net cash provided by (used in) investing activities	(39,686,798)	(12,678,907)	28,170,772

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	52,021,686	20,106,823	(19,540,396)
Certificates of deposits	24,350,978	62,575,065	(16,808,138)
Proceeds from FHLB advances	26,500,000	63,100,000	500,225,000
Repayment of FHLB advances	(95,433,046)	(127,290,189)	(521,337,084)
Proceeds from other borrowings	—	10,000,000	11,500,000
Repayment of other borrowings	(989,257)	(11,921,210)	(4,383,382)
Proceeds from issuance of preferred stock	—	—	32,382,000
Stock repurchased	—	—	(1,810,671)
Cash dividends	(3,264,896)	(4,314,230)	(3,489,747)
Other financing activities	(72,588)	(1,495,069)	(721,585)
Net cash provided by (used in) financing activities	3,112,877	10,761,190	(23,984,003)

Net Change in Cash and Cash Equivalents	(19,520,217)	6,637,445	16,055,281

Cash and Cash Equivalents, Beginning of Year	46,340,897	39,703,452	23,648,171

Cash and Cash Equivalents, End of Year	$26,820,680	$46,340,897	$39,703,452

Additional Cash Flows Information
Interest paid	$24,996,931	$31,548,480	$31,989,878
Income tax paid	450,000	550,000	900,000
Transfers from loans to foreclosed real estate	7,211,072	7,172,727	3,138,785
Mortgage servicing rights capitalized	681,884	1,579,282	823,032
Redemption in kind - investments	—	—	9,934,943

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
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

Cash Equivalents - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2010 and 2009, cash equivalents consisted primarily of money market accounts with brokers and checking accounts with government sponsored entities.

Effective October 3, 2008, the FDIC’s insurance limits increased to $250,000.  At December 31, 2010, the Company’s cash accounts exceeded federally insured limits by approximately $8,044,000.  Included in this amount are uninsured accounts of approximately $4,047,000 at the Federal Reserve and Federal Home Loan Bank.

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
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (ASC 320-10).  When the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

As a result of this guidance, the Company’s consolidated statement of income as of December 31, 2010 and 2009, reflects the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis.  For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Loans  that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Discounts and premiums on purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.  Discounts and premiums on purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Allowance for loan losses The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components.  The allocated component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

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

Mortgage-servicing rights on originated loans that have been sold are recorded at fair value.  Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues.  Impairment of mortgage-servicing rights is based on the fair value of those rights.  Fair values are estimated using discounted cash flows based on a current market interest rate.  For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans.  The predominant characteristic currently used for stratification is type of loan.  The amount of impairment recognized is the amount by which the capitalized mortgage-servicing rights for a stratum exceed their fair values.

Investment in limited partnerships is recorded primarily on the equity method of accounting.  Losses due to impairment are recorded when it is determined that the investment no longer has the ability to recover its carrying amount.  The benefits of low income housing tax credits associated with the investment are accrued when earned.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

Reclassifications of certain amounts in the 2009 and 2008 consolidated financial statements have been made to conform to the 2010 presentation.

Stock options are accounted for in accordance with FASB ASC 718, Stock Compensation.  At December 31, 2010 and 2009, the Company has a stock-based employee compensation plan, which is described more fully in Note 24.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

At December 31, 2010, the Company held $313,931,000 in commercial loans, including $249,320,000 in loans collateralized by commercial and development real estate.  Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

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

In June 2009, the FASB issued an Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (Topic 860):  Accounting for Transfers of Financial Assets.  The new standard is regarding accounting for transfers and servicing of financial assets and extinguishments of liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminated the concept of a “qualifying special-purpose entity,” changed the requirements for derecognizing financial assets, and required additional disclosures. The adoption of this pronouncement did not have a material impact on the statements taken as a whole.

In January 2010, the FASB issued an Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  This update provides additional guidance relating to fair value measurement disclosures.  Specifically, companies are required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy including when such transfers were recognized and the reasons for those transfers.  For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements.  Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques.  This accounting standard is effective at the beginning of 2010, except for the detailed Level 3 disclosures, which will be effective at the beginning of 2011.  The Company adopted this accounting pronouncement, as required, and the adoption did not have a material impact on the statements taken as a whole.

In July 2010, the FASB issued an updated (ASU) No. 2010-20, Receivables (Topic 310):  Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This update provides guidance to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  This update became effective for the Company for first interim or annual reporting period ending on or after December 15, 2010 and did not have a material impact on the statements taken as a whole.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
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

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2010 was $2,763,000.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 5:	Investment Securities

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities
Government sponsored agencies	$119,017	$1,076	$(1,818)	$118,275
Collateralized mortgage obligations
Government sponsored agencies	112,615	1,251	(1,642)	112,224
Federal agencies	7,925	—	(104)	7,821
Municipals	2,460	33	(11)	2,482
Small Business Administration	16	—	—	16
Corporate obligations	6,888	—	(4,243)	2,645
Marketable equity securities	1,723	—	(21)	1,702

Total investment securities	$250,644	$2,360	$(7,839)	$245,165

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities
Government sponsored agencies	$29,175	$824	$(109)	$29,890
Collateralized mortgage obligations
Government sponsored agencies	74,241	1,769	(251)	75,759
Private labeled	11,485	105	(320)	11,270
Municipals	9,313	360	(17)	9,656
Small Business Administration	158	—	(1)	157
Corporate obligations	7,321	—	(4,782)	2,539
Marketable equity securities	1,685	—	(42)	1,643

Total investment securities	$133,378	$3,058	$(5,522)	$130,914

Held to Maturity Securities
Mortgage-backed securities
Government sponsored agencies	$1,411	$24	$(3)	$1,432
Private labeled	3,208	5	(1,370)	1,843
Collateralized mortgage obligations
Government sponsored agencies	1,330	143	—	1,473
Private labeled	1,698	15	(632)	1,081
Federal agencies	500	4	—	504

Total investment securities	$8,147	$191	$(2,005)	$6,333

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

In September 2010, the Company transferred all held to maturity securities to the available for sale portfolio.

Marketable equity securities consist of shares in mutual funds which invest in government obligations and mortgage-backed securities.  All mortgage-backed securities and collateralized-mortgage obligations held by the Company as of December 31, 2010 were in government sponsored agency securities.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2010 and 2009 was $141,266,000 and $35,317,000, which is approximately 58 percent and 27 percent of the Company’s investment portfolio at those dates.  These declines in fair value primarily resulted from changes in interest rates.

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

During 2010, the Bank determined that four trust preferred securities and thirteen private labeled mortgage backed securities were other than temporarily impaired.  The private labeled mortgage back securities were part of the held-to-maturity portfolio that was transferred to available-for-sale and then subsequently sold in the third quarter 2010.  The amount of the impairment due to credit quality totaled $841,000 and $2,555,000 in 2010 and 2009, respectively and is reflected in the statement of operations.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009:

	2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities
Government sponsored agencies	$69,971	$(1,818)	$—	$—	$69,971	$(1,818)
Collateralized mortgage obligations
Government sponsored agencies	58,466	(1,642)	—	—	58,466	(1,642)
Federal agencies	7,821	(104)	—	—	7,821	(104)
Municipals	661	(11)	—	—	661	(11)
Corporate obligations	—	—	2,645	(4,243)	2,645	(4,243)
Marketable equity securities	—	—	1,702	(21)	1,702	(21)

Total temporarily impaired securities	$136,919	$(3,575)	$4,347	$(4,264)	$141,266	$(7,839)

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities
Government sponsored agencies	$8,511	$(109)	$—	$—	$8,511	$(109)
Collateralized mortgage obligations
Government sponsored agencies	16,829	(251)	—	—	16,829	(251)
Private labeled	—	—	4,609	(320)	4,609	(320)
Municipals	1,025	(17)	—	—	1,025	(17)
Small Business Administration	—	—	157	(1)	157	(1)
Corporate obligations	—	—	2,539	(4,782)	2,539	(4,782)
Marketable equity securities	—	—	1,647	(42)	1,647	(42)

Total temporarily impaired securities	$26,365	$(377)	$8,952	$(5,145)	$35,317	$(5,522)

Held to Maturity
Mortgage-backed securities
Government sponsored agencies	$—	$—	$27	$(3)	$27	$(3)
Private labeled	239	(559)	1,494	(811)	1,733	(1,370)
Collateralized mortgage obligations
Private labeled	199	(157)	420	(475)	619	(632)

Total temporarily impaired securities	$438	$(716)	$1,941	$(1,289)	$2,379	$(2,005)

Mortgage-Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in MBSs and CMOs were caused by interest rate changes.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)
Corporate Obligations

The Company’s unrealized loss on investments in corporate obligations primarily relates to investments in pooled trust preferred securities.  The unrealized losses were primarily caused by (a) a recent decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (b) a recent sector downgrade by several industry analysts.  The Company currently expects some of the securities to settle at a price less than the amortized cost basis of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security).  The Company has recognized a loss equal to the credit loss for these securities, establishing a new, lower amortized cost basis.  The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.  Because the Company does not intend to sell the investment and it is likely the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investments to be other-than-temporarily impaired at December 31, 2010.

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

The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred.  Economic models are used to determine whether an other-than-temporary impairment has occurred on these securities.  While all securities are considered, the securities primarily impacted by other-than-temporary impairment testing are private-label mortgage-backed securities.  For each private-label mortgage-backed security in the investment portfolio (including but not limited to those whose fair value is less than their amortized cost basis), an extensive, regular review is conducted to determine if an other-than-temporary impairment has occurred.  Various inputs to the economic models are used to determine if an unrealized loss is other-than-temporary.  In September 2010, the Company transferred all held to maturity securities to the available for sale portfolio, including the private-label mortgage-backed securities.  This portion of the investment portfolio was liquidated after the transfer.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

	Accumulated Credit Losses	Accumulated Credit Losses
	2010	2009

Credit losses on debt securities held
Beginning of year	$(3,905)	$(1,350)
Additions related to increases in previously recognized other-than-temporary losses	(841)	(2,555)

As of December 31	$(4,746)	$(3,905)

The amortized cost and fair value of securities available for sale at December 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
After ten years	$17,273	$12,948
Mortgage-backed securities
Government sponsored agencies	119,017	118,275
Collateralized mortgage obligations
Government sponsored agencies	112,615	112,224
Marketable equity securities	1,723	1,702
Small Business Administration	16	16

Totals	$250,644	$245,165

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $1,595,000 and $2,071,000 at December 31, 2010 and 2009.

Proceeds from sales of securities available for sale during 2010, 2009 and 2008 were $85,585,000, $11,167,000 and $21,519,000.  Gross gains of $2,872,000, $542,000, and $204,000 in 2010, 2009 and 2008 were recognized in those sales.  In 2009, the realized gain on sale of securities reported also reflects a gain on sale of subsidiary of $137,000 and the sale of Mastercard stock of $75,000.  Gross losses of $2,925,000, $0, and $2,570,000 in 2010, 2009 and 2008 were recognized on those sales.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  The Company uses a third-party provider to provide market prices on its securities.  Prices are evaluated by a third party.  Level 1 securities include marketable equity securities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include mortgage-backed, collateralized mortgage obligations, small business administration, marketable equity, municipal, federal agency and certain corporate obligation securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain corporate obligation securities.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2).  Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on investment securities relationship to other benchmark quoted investment securities.  Any investment security not valued based upon the methods above are considered Level 3.

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2010
Mortgage-backed securities
Government sponsored agencies	$118,275	$—	$118,275	$—
Collateralized mortgage obligations
Government sponsored agencies	112,224	—	112,224	—
Federal agencies	7,821	—	7,821	—
Municipals	2,482	—	2,482	—
Small Business Administration	16	—	16	—
Corporate obligations	2,645	—	—	2,645
Marketable equity securities	1,702	1,702	—	—

Available-for-sale securities	$245,165	$1,702	$240,818	$2,645

December 31, 2009
Mortgage-backed securities
Government sponsored agencies	$29,890	$—	$29,890	$—
Collateralized mortgage obligations
Government sponsored agencies	75,759	—	75,759	—
Private labeled	11,270	—	11,270	—
Municipals	9,656	—	9,656	—
Small Business Administration	157	—	157	—
Corporate obligations	2,539	—	—	2,539
Marketable equity securities	1,643	1,643	—	—

Available-for-sale securities	$130,914	$1,643	$126,732	$2,539

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following is a reconciliation of the beginning and ending balances for the years ended December 31, 2010 and 2009 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	2010	2009

Beginning balance	$2,539	$6,317

Total realized and unrealized gains (losses)
Included in net income	(416)	(2,007)
Included in other comprehensive income (loss)	540	(1,811)
Purchases, issuances and settlements	(18)	40

Ending balance	$2,645	$2,539

Total gains or losses for the period included in net income (loss) attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(416)	$(2,007)

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2		Level 3

December 31, 2010
Impaired loans	$15,204	$—	$		$15,204
Other real estate owned	1,030	—		—	1,030
Mortgage servicing rights	3,349	—		—	3,349
Loans held for sale	5,057	5,057		—	—

December 31, 2009
Impaired loans	$4,614	$—		$—	$4,614
Other real estate owned	977	—		—	977

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents - The fair value of cash and cash equivalents approximates carrying value.

Investment Securities Held-To-Maturity - Fair value is based on quoted market prices, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

Other Borrowings - The fair value of these borrowings are estimated using discounted cash flow analyses using interest rates for similar financial instruments.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The estimated fair values of the Company’s financial instruments are as follows:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$26,821	$26,821	$46,341	$46,341
Investment securities held-to-maturity	—	—	8,147	6,333
Loans held for sale	10,483	10,483	2,521	2,527
Loans	978,901	997,018	1,059,694	1,086,805
FHLB stock	16,682	16,682	18,632	18,632
Interest receivable	4,627	4,627	4,376	4,376

Liabilities
Deposits	1,121,569	1,080,131	1,045,196	1,007,530
FHLB advances	128,537	133,258	197,960	194,717
Other borrowings	13,167	14,067	14,114	15,083
Interest payable	995	995	1,192	1,192
Advances by borrowers for taxes and insurance	1,661	1,661	1,734	1,734

Note 7:	Loans and Allowance

Categories of loans at December 31, include:

	2010	2009
Real estate loans
One-to-four family	$458,019	$478,311
Commercial	199,517	206,944
Construction and development	49,803	53,045
	707,339	738,300
Consumer loans
Auto	16,047	18,848
Residential	103,566	107,046
Boat/RVs	102,015	127,244
Other	6,157	6,650
	227,785	259,788
Commercial business loans	64,611	77,384
Total loans	999,735	1,075,472

Undisbursed loans in process	(7,212)	(2,546)
Unamortized deferred loan costs, net	2,750	3,182
Allowance for loan losses	(16,372)	(16,414)

Net loans	$978,901	$1,059,694

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Nonaccrual Loan and Past Due Loans.  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Loans are placed on non-accrual status when, in managements’ opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions, but never later than 90 days past due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Year-end non-accrual loans, segregated by class of loans, were as follows:

2010
Commercial
Real Estate	$6,040
Construction and development	7,399
Other	1,019
Residential Mortgage	12,012
Consumer
Real estate	2,716
Auto	16
Boat/RV	870
Other	111

$30,183

At December 31, 2010 and 2009, accruing loans delinquent 90 days or more totaled $1,546,000 and $1,934,000.  Non-accruing loans at December 31, 2010 and 2009 were $30,183,000 and $29,086,000.

An age analysis of Company’s past due loans, segregated by class of loans, as of December 31, 2010 was as follows:

							Total Loans
			Greater			Total	> 90 Days
	30-59 Days	60-89 Days	Than 90	Total Past		Loans	and
	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
Commercial
Real Estate	$1,883	$139	$6,040	$8,062	$191,455	$199,517	$-
Construction
and development	398	205	7,399	8,002	41,801	49,803	-
Other	4,067	173	1,019	5,259	59,352	64,611	-
Residential Mortgage	10,386	4,367	13,461	28,214	429,805	458,019	1,449
Consumer
Real estate	1,920	1,754	2,755	6,429	97,137	103,566	39
Auto	157	74	21	252	15,795	16,047	4
Boat/RV	3,215	957	924	5,096	96,919	102,015	54
Other	281	60	110	451	5,706	6,157	-

	$22,307	$7,729	$31,729	$61,765	$937,970	$999,735	$1,546

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Impaired Loans.  Loans are considered impaired in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probably the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The following table presents impaired loans for the year ended December 31, 2010.

				Average
		Unpaid		Investment in	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without a specific valuation allowance
Commercial
Real Estate	$5,222	$5,699	$-	$3,826	$137
Construction and development	2,241	2,441	-	2,390	27
Other	762	762	-	388	12
Residential Mortgage	6,419	6,419	-	4,580	183

Loans with a specific valuation allowance
Commercial
Real Estate	5,324	5,724	515	5,395	329
Construction and development	6,760	6,760	825	4,238	226
Other	-	-	-
Residential Mortgage	509	509	69	128	-

Total
Commercial	$20,309	$21,386	$1,340	$16,237	$731
Consumer	$-	$-	$-	$-	$-
Residential	$6,928	$6,928	$69	$4,708	$183

Impaired loans totaled $28,048,000 at December 31, 2009.  An allowance for loan losses of $1,463,000 relates to impaired loans of $6,102,000 at December 31, 2009.  At December 31, 2009, impaired loans of $21,946,000 had no related allowance for loan losses.

Interest of $781,000 and $839,000 was recognized on average impaired loans of $22,109,000 and $16,481,000 for 2009 and 2008, respectively.  Interest of $138,000 and $140,000 was recognized on impaired loans on a cash basis during  2009 and 2008, respectively.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2010.

Commercial Loan Grades

Definition of Loan Grades.  Loan grades are numbered 1 through 8.  Grades 1-4 are "pass" credits, grade 5 [Watch] loans are "criticized" assets, and grades 6 [Substandard], 7 [Doubtful] and 8 [Loss] are "classified" assets.  The use and application of these grades by the bank will be uniform and shall conform to the bank's policy and OTS regulatory definitions.

Pass.  Pass credits are loans in grades prime through fair.  These are at least considered to be credits with acceptable risks and would be granted in the normal course of lending operations.

Special Mention.  Special mention credits have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credits or in the institution’s credit position at some future date.  If weaknesses cannot be identified, classifying as special mention is not appropriate.  Special mention credits are NOT adversely classified and do NOT expose the institution to sufficient risk to warrant an adverse classification.  No apparent loss of principal or interest is expected.

Substandard.  Credits which are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged.  Financial statements normally reveal some or all of the following:  poor trends, lack of earnings and cash flow, excessive debt, lack of liquidity, and the absence of creditor protection.  Credits so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss of the deficiencies are not corrected.

Doubtful.  An  extension of credit “doubtful” has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.  A Doubtful classification for an entire credit should be avoided when collection of a specific portion appears highly probable with the adequately secured portion graded Substandard.

Retail Loan Grades

Pass.  Pass credits are loans that are currently performing as agreed and are not troubled debt restructurings.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Substandard.  Substandard credits are loans that have reason to be considered to have a weakness and placed on non-accrual.  This would include all retail loans over 90 days and troubled debt restructurings.

Commercial Credit Exposure Credit Risk Profile

		Construction and
Internal Rating	Real estate	Development	Other

Pass	$168,855	$22,046	$56,587
Special Mention	9,934	10,313	5,471
Substandard	18,190	17,411	1,665
Doubtful	2,538	33	888

Total	$199,517	$49,803	$64,611

	Retail Credit Exposure Credit Risk Profile
	Mortgage	Consumer
	Residential	Real Estate	Auto	Boat/RV	Other

Pass	$440,296	$99,041	$16,031	$101,097	$5,977
Substandard	17,723	4,525	16	918	180

Total	$458,019	$103,566	$16,047	$102,015	$6,157

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

The general allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of such loans or pools of loans. Changes in risk evaluations of both performing and nonperforming loans affect the amount of the general allowance. Loss factors are based on our historical loss experience as well as on significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The appropriateness of the allowance is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan.  Senior management reviews these conditions quarterly in discussions with our senior credit officers.  To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment.  Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the loss related to this condition is reflected in the general allowance for loan losses.  The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

The allowance for loan losses is based on estimates of losses inherent in the loan portfolio.  Actual losses can vary significantly from the estimated amounts.  Our methodology as described permits adjustments to any loss factor used in the computation of the general allowance in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio as of the evaluation date are not reflected in the loss factors.  By assessing the probable incurred losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.  Due to the loss of numerous manufacturing jobs in the communities we serve during recent years, including 2010, and the increase in higher risk loans, like consumer and commercial loans, as a percentage of total loans, management has concluded that our allowance for loan losses should be greater than historical loss experience and specifically identified losses would otherwise indicate.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2010.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses on other segments.

	Commercial			Mortgage	Consumer
			Construction
	Real Estate	Other	and Development	Residential	Real Estate	Auto	Boat/RV	Other	Total
Allowance for loan losses:
Balance, beginning of year	$7,072	$1,721	$1,210	$2,359	$1,588	$207	$2,144	$113	$16,414
Provision charged to expense	1,300	180	300	2,900	940	86	1,100	244	7,050
Losses charged off	1,343	209	200	3,345	914	62	1,339	880	8,292
Recoveries	68	25	-	298	2	19	103	685	1,200
Balance, end of period	$7,097	$1,717	$1,310	$2,212	$1,616	$250	$2,008	$162	$16,372

Ending balance:
Individually evaluation for impairment	$515	$-	$825	$69	$-	$-	$-	$-	$1,409
Collectively evaluated for impairment	$6,582	$1,717	$485	$2,143	$1,616	$250	$2,008	$162	$14,963
Loans acquired with deteriorated credit
quality	$-	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance
Individually evaluated for impairment	$10,546	$762	$9,001	$6,928	$-	$-	$-	$-	$27,237
Collectively evaluated for imapirment	$188,971	$63,849	$40,802	$451,091	$103,566	$16,047	$102,015	$6,157	$972,498

Activity in the allowance for loan losses during 2009 and 2008 was as follows:

	2009	2008
Allowance for loan losses
Balances, January 1	$15,107	$8,352
Provision for losses	6,500	7,020
Allowance acquired in acquisition	—	2,954
Recoveries on loans	1,063	1,213
Loans charged off	(6,256)	(4,432)
Balances, December 31	$16,414	$15,107

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
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

The aggregate amount of loans, as defined, to such related parties was as follows:

Balances, January 1, 2010	$8,500
Change in composition	(186)
New loans, including renewals	4,025
Payments, etc., including renewals	(4,003)

Balances, December 31, 2010	$8,336

Note 9:	Premises and Equipment

	2010	2009
Cost
Land	$12,766	$12,758
Buildings and land improvements	25,522	25,267
Equipment	14,119	13,738
Total cost	52,407	51,763
Accumulated depreciation and amortization	(19,441)	(17,207)

Net	$32,966	$34,556

Note 10:	Investment In Limited Partnerships

	2010	2009
Pedcor Investments 1997-XXVIII (99.00 percent ownership)	$1,698	1,981
Pedcor Investments 1987-XXXI (49.50 percent ownership)	251	313
Pedcor Investments 2000-XLI (50.00 percent ownership)	660	742
Pedcor Investments 2001-LI (9.90 percent ownership)	174	223
Pedcor Investments 2008-CIII (21.50 percent ownership)	841	902
	$3,624	$4,161

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The limited partnerships build, own and operate apartment complexes.  The Company records its equity in the net income or loss of the limited partnerships based on the Company’s interest in the partnerships.  The Company recorded income (losses) from these limited partnerships of $(510,000), $108,000 and $(158,000) for 2010, 2009 and 2008.  In addition, the Company has recorded the benefit of low income housing credits of $592,000, $874,000 and $1,214,000 for 2010, 2009 and 2008.  Combined financial statements for the limited partnerships recorded under the equity method of accounting are as follows:

	2010	2009
Combined condensed balance sheets
Assets
Cash	$953	$573
Land and property	53,649	55,070
Other assets	1,804	2,174

Total assets	$56,406	$57,817
Liabilities
Notes payable	$46,022	$47,878
Other liabilities	1,096	1,087
Total liabilities	47,118	48,965

Partners' equity (deficit)
General partners	(3,383)	(3,124)
Limited partners	12,671	11,976
Total partners’ equity	9,288	8,852

Total liabilities and partners' equity	$56,406	$57,817

	2010	2009	2008
Combined condensed statements of operations
Total revenue	$6,213	$5,394	$5,994
Total expenses	(7,053)	(6,027)	(6,833)

Net loss	$(840)	$(633)	$(839)

Note 11:	Core Deposit and Other Intangibles

	2010	2009
Core deposits	$4,090	$5,355
Other	443	526
	$4,533	$5,881

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Amortization expense for the years ended December 31, 2010 and 2009, was $1,348,000 and $1,525,000, respectively.  Estimated amortization expense for each of the following five years is:

2011	$1,160
2012	962
2013	782
2014	616
2015	458
Thereafter	555
$4,533

Note 12:	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2008, was:

2008
Balance as of January 1	$14,188
Goodwill acquired during the year	14,781
Impairment losses	(28,969)

Balance as of December 31	$—

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 13:	Deposits

	2010	2009
Noninterest-bearing demand	$113,455	$98,025
Interest-bearing demand	179,504	154,431
Savings	88,687	84,553
Money market savings	67,987	60,479
Certificates and other time deposits of $100,000 or more	229,390	212,457
Other certificates	442,546	435,251

Total deposits	$1,121,569	$1,045,196

Certificates, including other time deposits of $100,000 or more, maturing in years ending December 31:

2011	$364,050
2012	99,033
2013	100,952
2014	47,920
2015	49,590
Thereafter	10,391

$671,936

Note 14:	Federal Home Loan Bank Advances

Maturities Years Ending December 31
2011	$53,486
2012	45,306
2013	17,575
2014	9,347
2015	1,113
Thereafter	1,710

$128,537

At December 31, 2010, the Company has pledged $417,239,000 in qualifying first mortgage loans as collateral for advances and outstanding letters of credit.  Advances, at interest rates from 0.50 to 7.33 percent at December 31, 2010, are subject to restrictions or penalties in the event of prepayment.

At December 31, 2010, the Company had a total of $13,500,000 in putable advances with Federal Home Loan Bank.  Putable advances provide Federal Home Loan Bank the option to require payment of the advance on a quarterly basis.  The remaining putable advances have a weighted average maturity of 18 months.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 15:	Other Borrowings

In 2009, the Company borrowed $10,000,000 from First Tennessee Bank, N.A..  The Company borrowed these funds at a fixed rate of 5.90%, with principal and interest payments made quarterly.  The loan is collateralized by the Bank’s stock.  The loan matures in December 2014.

Under the loan agreement, First Tennessee requires the Company to maintain minimum ROA and maximum NPA ratios.  At December 31, 2010, the Company’s NPA ratio was in excess of the maximum set by the lender and at December 31, 2009 the Company had not maintained the minimum ROA.  In both cases the lender has granted a waiver for each condition.  The Company assumed $5,000,000 in debentures as the result of the acquisition of MFB in 2008.  In July 2005, MFB formed MFBC Statutory Trust (MFBC), as wholly owned business trust, to sell trust preferred securities.  The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from MFB.  The junior subordinated debentures are the sole assets of MFBC and are fully and unconditionally guaranteed by the Company.  The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis.  The securities bore a fixed rate of interest of 6.22% for the first five years, now resetting quarterly at the prevailing three-month LIBOR rate plus 170 basis points.  In 2009, the Company entered into a forward interest rate swap fixes the variable rate portion for five years at 5.15%.  The Company may redeem the trust preferred securities, in whole or in part, without penalty, on or after September 15, 2010, or earlier upon the occurrence of certain events with the payment of a premium upon redemption.  These securities mature on September 15, 2035.  The net balance of the note as of December 31, 2010 was $3,931,000 due to the fair value of the note as of the acquisition.

The maturity of the First Tennessee note is as follows:

Principal Payments Due in Years Ending December 31
2011	$800
2012	848
2013	901
2014	6,687

Total note payable	$9,236

Other borrowings consisted of the following components as of December 31:

	2010	2009

Note payable	$9,236	$10,226
Subordinate debentures	3,931	3,888

Total	$13,167	$14,114

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 16:	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of these loans consist of the following:

	2010	2009	2008
Loans serviced for
Freddie Mac	$418,003	$431,815	$384,808
Fannie Mae	1,363	1,589	2,148
Federal Home Loan Bank	20,375	27,012	37,070
Other investors	1,874	2,282	4,064

	$441,615	$462,698	$428,090

The aggregate fair value of capitalized mortgage servicing rights is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates.  The fair value of mortgage servicing rights at December 31, 2010 was $3,349,000.

	2010	2009	2008
Mortgage Servicing Rights
Balances, January 1	$3,984	$3,276	$1,126
Servicing rights capitalized	682	1,579	823
Servicing rights acquired	—	—	1,844
Amortization of servicing rights	(992)	(871)	(517)
	3,674	3,984	3,276
Valuation allowance	(325)	(500)	(500)
Balances, December 31	$3,349	$3,484	$2,776

The fair value of servicing rights subsequently measured using the amortization method was as follows:

	2010	2009
Mortgage Servicing Rights
Fair value, beginning of period	$3,510	$2,776
Fair value, end of period	3,350	3,510

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Activity in the valuation allowance for mortgage servicing right was as follows:

	2010	2009	2008
Balance, beginning of year	$500	$500	$—
Additions	—	—	500
Reductions	(175)	—	—

Balances, end of year	$325	$500	$500

Note 17:	Income Tax

	2010	2009	2008
Income tax expense (credit)
Currently payable
Federal	$707	$(1,270)	$281
State	540	9	356
Deferred
Federal	969	1,481	(7,781)
State	(540)	(9)	(1,341)

Total income tax expense (credit)	$1,676	$211	$(8,485)

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	$2,797	$1,147	$(10,398)
Effect of state income taxes	—	—	(650)
Low income housing credits	(592)	(874)	(1,214)
Tax-exempt income	(723)	(733)	(539)
Other-than-temporary-impairment, securities	—	615	—
Goodwill impairment	—	—	4,280
Other	194	56	36

Actual tax expense (credit)	$1,676	$211	$(8,485)

Effective tax rate	20.37%	6.25%	(27.74)%

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The components of the deferred asset included on the balance sheets are as follows:

	2010	2009
Assets
Unrealized loss on securities available for sale	$1,970	$843
Allowance for loan losses	6,902	6,815
Deferred compensation	2,992	3,516
Business tax and AMT credit carryovers	7,188	5,386
Capital loss carryover	1,502	1,860
Net operating loss carryover	1,839	2,057
Goodwill impairment	4,408	4,859
Other	2,283	2,582
Total assets	29,084	27,918

Liabilities
Depreciation and amortization	(1,582)	(2,036)
FHLB stock	(650)	(731)
State income tax	(1,335)	(1,044)
Loan fees	(502)	—
Investments in limited partnerships	(2,079)	(1,830)
Mortgage servicing rights	(1,344)	(1,428)
Other	(227)	—
Total liabilities	(7,719)	(7,069)

Valuation Allowance
Beginning balance	(1,335)	(720)
(Increase) decrease during period	—	(615)
Ending balance	(1,335)	(1,335)

Net deferred tax asset	$20,030	$19,514

The Company has unused business income tax credits of $6,214,000 that begin to expire in 2024.  In addition, the Company has an AMT credit carryover of $974,000 with an unlimited carryover period.

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

The Company’s federal and state income tax returns have been closed without audit by the IRS through its year ended December 31, 2006.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 18:	Other Comprehensive Income (Loss)

	2010
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Net realized loss on securities available-for-sale	$(2,600)	$872	$(1,728)
Less: reclassification adjustment for losses realized in net income	(894)	304	(590)
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(1,307)	444	(863)
Net unrealized loss on derivative used for cash flow hedges	(383)	130	(253)
Net unrealized gain relating to defined benefit plan liability	187	(63)	124

Other comprehensive losses	$(3,209)	$1,079	$(2,130)

	2009
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Net realized gain on securities available-for-sale	$1,825	$(723)	$1,102
Less: reclassification adjustment for losses realized in net income	(1,465)	582	(883)
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(2,796)	1,107	(1,689)
Net unrealized gain on derivative used for cash flow hedges	44	(15)	29
Net unrealized loss relating to defined benefit plan liability	(257)	102	(155)

Other comprehensive income	$281	$111	$170

	2008
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized holding losses arising during the year	$(6,206)	$2,458	$(3,748)
Less: reclassification adjustment for losses realized in net income	(3,716)	1,472	(2,244)
Net unrealized loss relating to defined benefit plan liability	(182)	72	(110)

Other comprehensive losses	$(2,673)	$1,058	$(1,614)

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2010	2009	2008
Net unrealized gain (loss) on securities available-for-sale	$(4,172)	$331	$(3,176)
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(1,307)	(2,796)	—
Net unrealized gain (loss) on derivative used for cash flow hedges	(339)	44	—
Net unrealized loss relating to defined benefit plan liability	(251)	(438)	(182)
	(6,069)	(2,859)	(3,358)
Tax benefit	(2,081)	(1,001)	(1,330)

Net of tax amount	$(3,988)	$(1,858)	$(2,028)

Note 19:	Commitments and Contingent Liabilities

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

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2010	2009	2008
Loan commitments	$146,342	$145,136	$164,922
Standby letters of credit	2,473	5,370	7,065

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

The Company has entered into employment agreements with certain officers that provide for the continuation of salary and certain benefits for a specified period of time under certain conditions. Under the terms of the agreement, these payments could occur in the event of a change in control of the Company, as defined, along with other specific conditions within current US Treasury Capital Purchase Program restrictions.

Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days, and which are primarily intended for sale to investors in the secondary market.  Total mortgage loans in the process of origination amounted to $4,204,000 and $3,554,000, and mortgage loans held for sale amounted to $10,483,000 and $2,521,000, at December 31, 2010 and 2009, respectively.

Note 20:	Stockholders’ Equity

The Company is not subject to any regulatory restrictions on the payment of cash dividends to its stockholders up to $.16 per share (see note below for further information).

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding retained net income for the previous two calendar years.  In the event the Bank becomes unable to pay dividends to the Company, the Company may not be able to service its debt, pay its other obligations or pay dividends on its common stock.  At December 31, 2010, the Bank had no regulatory approval to pay dividends to the Company.

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
December 31, 2010, 2009 and 2008
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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized.  Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations.  At December 31, 2010 and 2009, the Bank was categorized as well capitalized and met all subject capital adequacy requirements.  There are no conditions or events since December 31, 2010 that management believes have changed the Bank’s classification.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010
Total risk-based capital (to risk-weighted assets)	$132,998	13.8%	$77,128	8.0%	$96,410	10.0%
Tier 1 risk-based capital (to risk-weighted assets)	127,812	12.5%	38,564	4.0%	57,846	6.0%
Core capital (to adjusted total assets)	127,812	9.2%	55,713	4.0%	69,641	5.0%
Core capital (to adjusted tangible assets)	127,812	9.2%	27,856	2.0%	N/A	N/A
Tangible capital (to adjusted total assets)	127,812	9.2%	20,892	1.5%	N/A	N/A

As of December 31, 2009
Total risk-based capital (to risk-weighted assets)	$133,872	12.8%	$83,579	8.0%	$104,474	10.0%
Tier 1 risk-based capital (to risk-weighted assets)	130,340	11.6%	41,790	4.0%	62,685	6.0%
Core capital (to adjusted total assets)	130,340	9.4%	55,580	4.0%	69,475	5.0%
Core capital (to adjusted tangible assets)	130,340	9.4%	27,790	2.0%	N/A	N/A
Tangible capital (to adjusted total assets)	130,340	9.4%	20,843	1.5%	N/A	N/A

Note 23:	Employee Benefits

The Company has a retirement savings 401(k) plan in which substantially all employees may participate.  The contributions are discretionary and determined annually.  The Company matches employees' contributions at the following rates: 100 percent of participant contributions up to 3% and 50 percent of participant contributions from 3-5%, not to exceed a maximum of 4% of their compensation.  The Company’s expense for the plan was $539,000, $716,000 and $505,000 for 2010, 2009 and 2008.

The Company has a supplemental retirement plan and deferred compensation arrangements for the benefit of certain officers.  The Company also has deferred compensation arrangements with certain directors whereby, in lieu of currently receiving fees, the directors or their beneficiaries will be paid benefits for an established period following the director’s retirement or death.  These arrangements are informally funded by life insurance contracts which have been purchased by the Company.  The Company records a liability for these vested benefits based on the present value of future payments.  The Company’s expense for the plan was $823,000, $857,000 and $717,000 for 2010, 2009 and 2008.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The Company has an ESOP covering substantially all of its employees.  At December 31, 2010, 2009 and 2008, the Company had 95,354, 127,138 and 158,922 unearned ESOP shares with a fair value of $887,000, $760,000 and $1,073,000.  Shares are released to participants proportionately as ESOP debt is repaid.  Dividends on allocated shares are recorded as dividends and charged to retained earnings.  Dividends on unallocated shares are used to repay the loan.  Compensation expense is recorded equal to the fair market value of the stock committed-to-be-released when contributions, which are determined annually by the Board of Directors of the Company and Bank, are made to the ESOP.  Expense under the ESOP for 2010, 2009 and 2008 was $233,000, $215,000 and $343,000.  The following table provides information on ESOP shares at December 31.

	2010	2009	2008
Allocated shares	361,195	345,195	256,089
Suspense shares	95,354	127,138	158,922
Committed-to-be released shares	31,783	31,783	31,783

The Company has a Recognition and Retention Plan (RRP) for the award of up to 232,784 shares of the common stock of the Company to directors and executive officers.  Common stock awarded under the RRP vests ratably over a three or five-year period commencing with the date of the grants.  As of December 31, 2009 all shares were vested and no new plans were approved.  Expense recognized on the vested shares totaled approximately $0, $0 and $21,000 in 2010, 2009 and 2008.

As of December 31, 2010 and 2009, there was $0 and $0 of total unrecognized compensation cost related to RRP share-based compensation arrangements granted under the Plan.  The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008, was $0, $22,000 and $66,000, respectively.

Note 24:	Stock Option Plans

Under the Company’s stock option plans, which are  accounted for in accordance with FASB ASC 718, Stock Compensation, the Company grants selected executives and other key employees and directors incentive and non-qualified stock option awards which vest and become fully exercisable at the discretion of the stock option committee as the options are granted.  The Company is authorized to grant options for up to 934,702 shares of the Company’s common stock under two separate stock option plans.  Under certain provisions of the plans, the number of shares available for grant may be increased without shareholder approval by the amount of shares surrendered as payment of the exercise price of the stock option and by the number of shares of common stock of the Company that could be repurchased by the Company using proceeds from the exercise of stock options.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table.  Expected volatility is based on historical volatility of the Company’s stock and other factors.  The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted represents the period of time that options are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The discount rate for post-vesting restrictions is estimated based on the Company’s credit-adjusted risk-free rate of return.  There were no options granted in 2010 and 2008.

The following is a summary of the status of the Company’s stock option plan and changes in that plan for 2010.

	2010
Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	629,718	$11.58
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—

Outstanding, end of year	629,718	$11.58	4.2 years	$—

Options exercisable at year end	598,377	$11.58

There were no options exercised during the years ended December 31, 2010, 2009 and 2008.  The weighted-average grant-date fair value of options granted during 2009 was $1.34 and the weighted-average exercise price of outstanding options as of December 31, 2009 was $11.58.  No options were granted in 2008.  The Company will fulfill options with authorized but unissued shares of stock from the 314,702 shares the Company has authorized under the shareholder approved equity compensation plans.

Cash received from options exercised under all share-based payment arrangements for years ended December 31, 2010, 2009 and 2008 was $0, $0 and $0, respectively.  The actual tax benefit (expense) realized for the tax deductions from options exercised and RRP shares vested totaled $0, ($36,000) and ($21,000), respectively, for the years ended December 31, 2010, 2009 and 2008.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 25:	Stock Repurchase Plan

On August 13, 2008, the Company announced that its Board of Directors approved a stock repurchase program for up to 350,000 of the outstanding common shares of the Company.  Shares may be purchased from time to time in the open market and in large block privately negotiated transactions.  The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased.  As of December 31, 2010, the Company had purchased 10,000 shares under the program.  Repurchases of stock must be approved by the Treasury while the Company participates in US Treasury Capital Purchase Program.  No such approval was sought during the period.

Note 26:	Earnings Per Share

Earnings per share were computed as follows:

	2010
	Income	Weighted-Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$6,552	6,873,508
Dividends and amortization on preferred stock	(1,803)
Income available to common stockholders	4,749	6,873,508	$0.69

Effect of Dilutive Securities
Stock options		22,599

Diluted Earnings Per Share
Income (loss) available to common stockholders and assumed conversions	$4,749	6,896,107	$0.69
\
	2009
	Income	Weighted-Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$3,163	6,840,659
Dividends and amortization on preferred stock	(1,803)
Income available to common stockholders	1,360	6,840,659	$0.20

Effect of Dilutive Securities
Stock options		89

Diluted Earnings Per Share
Income (loss) available to common stockholders and assumed conversions	$1,360	6,840,748	$0.20

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	2008
	Loss	Weighted-Average Shares	Per-Share Amount
Basic Earnings Per Share
Net loss	$(22,098)	5,249,135
Dividends and amortization on preferred stock	(31)
Income available to common stockholders	(22,129)	5,249,135	$(4.22)

Effect of Dilutive Securities
Stock options		—

Diluted Earnings Per Share
Income (loss) available to common stockholders and assumed conversions	$(22,129)	5,249,135	$(4.22)

Options to purchase 500,788, 586,988, and 638,318 shares of common stock were outstanding at December 31, 2010, 2009 and 2008, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Warrants to purchase 625,135 shares of common stock at $7.77 per share were outstanding at December 31, 2010, 2009 and 2008, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 27:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2010	2009
Assets
Cash on deposit with Bank	$1,604	$2,666
Cash on deposit with others	621	250
Total cash	2,225	2,916
Investment in common stock of Bank	142,202	140,463
Deferred and current income tax	239	226
Other assets	(322)	50

Total assets	$144,344	$143,655

Liabilities
Other borrowings	$13,167	$13,888
Other liabilities	37	40
Total liabilities	13,204	13,928

Stockholders' Equity	131,140	129,727

Total liabilities and stockholders' equity	$144,344	$143,655

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed Statements of Operations

	2010	2009	2008
Income
Interest income from Bank	$13	$23	$9
Dividends from Bank	3,600	4,103	—
Other income	1	16	—
Total income	3,614	4,142	9

Expenses	1,334	1,463	1,221

Income (loss) before income tax and equity in undistributed income of the Bank	2,280	2,679	(1,212)

Income tax benefit	(440)	(484)	(412)

Income (loss) before equity in undistributed income (distributions in excess of income) of the Bank	2,720	3,163	(800)

Equity in undistributed income (loss) of the Bank	3,832	—	(21,299)

Net income (loss)	6,552	3,163	(22,099)

Preferred stock dividends and amortization	1,803	1,803	31

Net Income (Loss) Available to Common Shareholders	$4,749	$1,360	$(22,130)

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed Statements of Cash Flows

	2010	2009	2008
Operating Activities
Net income (loss)	$6,552	$3,163	$(22,098)
Item not requiring cash
ESOP shares earned	233	215	343
Deferred income tax benefit	5	3	(251)
Equity in earnings (loss) of subsidiary	(3,832)	—	21,299
Other	380	591	(13)
Net cash provided (used in) by operating activities	3,338	3,972	(720)

Investing Activities
Proceeds from sale of investment	—	—	431
Loss on sale of investment	—	—	329
Distributions on equity investment of subsidiary	—	1,897	3,000
Investment in bank	—	—	(29,144)
Cash paid in acquisition, net	—	—	(9,115)
Net cash provided in (used in) investing activities	—	1,897	(34,499)

Financing Activities
Repayment of other borrowings	(764)	(11,500)	(496)
Proceeds from issuance of long-term debt	—	10,000	11,500
Proceeds from issuance of preferred stock	—	—	32,382
Stock repurchased	—	—	(1,811)
Cash dividends	(3,265)	(4,314)	(3,490)
Tax benefit on stock options and RRP shares	—	(35)	(21)
Net cash provided by (used in) financing activities	(4,029)	(5,849)	38,064

Net Change in Cash	(691)	20	2,845

Cash, Beginning of Year	2,916	2,896	51

Cash, End of Year	$2,225	$2,916	$2,896

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 28:	Quarterly Results of Operations (Unaudited)

Quarter Ended	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income (Loss)	Net Income (Loss) Available to Common Shareholders	Basic Earnings Per Common Share	Diluted Earnings Per Common Share
2010
March	$17,245	$6,757	$10,488	$1,525	$1,343	$893	$0.13	$0.13
June	17,403	6,525	10,878	1,525	1,775	1,324	0.19	0.19
September	16,725	6,110	10,615	2,225	1,621	1,170	0.17	0.17
December	16,025	5,803	10,222	1,775	1,813	1,362	0.20	0.20

Total	$67,398	$25,195	$42,203	$7,050	$6,552	$4,749	0.69	0.69

2009
March	$18,656	$8,264	$10,392	$1,450	$1,796	$1,345	$0.20	$0.20
June	18,136	7,824	10,312	1,750	1,315	864	0.13	0.13
September	17,682	7,439	10,243	1,650	1,242	791	0.12	0.12
December	17,378	7,097	10,281	1,650	(1,189)	(1,640)	(0.24)	(0.24)

Total	$71,852	$30,624	$41,228	$6,500	$3,164	$1,360	0.20	0.20

2008
March	$13,757	$7,397	$6,360	$612	$1,215	$1,215	$0.30	$0.30
June	13,489	6,689	6,800	733	1,175	1,175	0.30	0.30
September	18,825	8,989	9,836	913	359	359	0.06	0.06
December	19,108	8,564	10,544	4,762	(24,847)	(24,879)	(3.65)	(3.65)

Total	$65,179	$31,639	$33,540	$7,020	$(22,098)	$(22,130)	(4.22)	(4.21)

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2010, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within  MutualFirst  have been detected.  These inherent limitations include the realities that judgment in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

Date: March 16, 2011	By:	/s/ David W. Heeter
David W. Heeter
President and Chief Executive Officer

	By:	/s/ Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Information concerning the Company’s directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2011, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company who are directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2011, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

The business experience for at least the past five years for each of our executive officers who do not serve as directors is set forth below.

Christopher D. Cook.  Age 37 years. Mr. Cook, a certified public accountant, has served as Senior Vice President, Treasurer and Chief Financial Officer of MutualFirst Financial and MutualBank since May 2010.  Mr. Cook began his career with MutualBank in 1996. Since that time he has served as Profitability Analyst, Assistant Treasurer, Controller and Director of Finance.

John H. Bowles.  Age 65 years.  Mr. Bowles has served as Senior Vice President and Manager of Consumer Banking since January 2009.  From November 2004 until January 2009, he served as Senior Vice President and Manager of Investment and Private Banking.  Prior to 2004, he was president of Star Financial Bank/NewCastle Region from 1987 to 2004.

Donald R. Kyle.  Age 63 years.  Mr. Kyle has served as Senior Vice President of the Business Banking Division of the Bank since July 2008.  Prior to joining the Bank, he had served as Executive Vice President and Chief Operating Officer of MFB Financial since July 1999.  Previously, he served as Regional President of National City Bank.

Sharon L. Ferguson.  Age 55 years.  Ms. Ferguson has served as Senior Vice President of Risk Management of the Bank since February 2009.  From April 2008 until February 2009, she served as Senior Vice President of Consumer Banking.  From September 2007 to April 2008 she served as Vice President of Retail Products.  From October 2005 until September 2007 she served as Assistant Vice President, Retail Products Manager.  Prior to October 2005 she served as Assistant Vice President, Consumer Lending and Deposits Manager.  She has been with the Bank since March 1998.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of that committee are Directors Linn A. Crull (Chairman), Wilbur R. Davis, Jerry D. McVicker, Edward J. Levy, Jonathan C. Kintner and James D. Rosema, all of whom are considered independent under applicable Nasdaq listing standards.  The Board of Directors has determined that Mr. Crull and Mr. Levy are both considered to be an “audit committee financial expert” as defined in applicable SEC rules.  Additional information concerning the audit committee of the Company’s Board of Directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2011, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

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

Executive officer John Bowles received 1,000 options on December 31, 2009; however a Form 4 was not filed until February 9, 2010.  Executive officer Sharon Ferguson received 3,000 options on January 4, 2011; however a Form 4 was not filed until January 27, 2011.  Both of these late filings were due to an administrative error.  To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2010, all other Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during the 2010 fiscal year were complied with.

Code of Ethics

The Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act.  The Code of Ethics applies to all of the Company’s directors, officers and employees.  A copy of the Company’s Code of Ethics was filed with the SEC as Exhibit 14 to the Annual Report on Form 10-K for the year ended December 31, 2003.  You may obtain a copy of the Code of Ethics on our website at www.bankwithmutual.com at “Resources – About Us – Code of Ethics,” or free of charge from the Company by writing to our Corporate Secretary at MutualFirst Financial, Inc., 110 E. Charles Street, Muncie, Indiana 47305-2419 or by calling (765) 747-2800.

Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2011, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2011, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information.  The following table summarizes our equity compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of oustanding options warrants and rights	Weighted-average exercise price of oustanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	629,718	$11.58	314,702	(1)
Equity compensation plans not approved by security holders	—	—	—

(1)
Includes 20,961 shares available for future grants under MutualFirst Financial, Inc’s 2001 stock option plan and 293,741 shares available for future grants under MutualFirst Financial, Inc.’s 2008 stock option plan.

Item 13. Certain Relationships and Related Transactions

Information required by this item concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2011, which will be filed no later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2011, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8 of this Form 10-K:

Annual Report Section
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2010 and 2009
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements, December 31, 2010, 2009 and 2008

(a)(2) List of Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) List of Exhibits:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2.1	Agreement and Plan of Merger, dated as of January 7, 2008, by and among MutualFirst Financial, Inc., MutualFirst Acquisition Corp. and MFB Corp.	a

3.1	Articles of Incorporation	b

3.2	Articles Supplementary for the Series A Preferred Stock	c

3.3	Amended Bylaws	k

3.4	Articles Supplementary to the Company’s Charter re: term of appointed directors effective July 15, 2008	l

4.1	Form of Common Stock Certificate	b

4.2	Warrant for Purchase of Shares of Common Stock	c

4.3	Form of Certificate for the Series A Preferred Stock	d

9	Voting Trust Agreement	None

10.1	Employment Agreement with David W. Heeter	e

10.2	Employment Agreement with Patrick C. Botts	e

10.3	Blank	f

10.4	Form of Supplemental Retirement Plan Income Agreements for Patrick C. Botts and David W. Heeter	f

10.5	Blank

10.6	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker	g

10.7	Form of Agreements for Executive Deferred Compensation Plan for Patrick C. Botts and David W. Heeter	f

10.8	Registrant’s 2001 Stock Option and Incentive Plan	h

10.9	Registrant’s 2001 Recognition and Retention Plan	h

10.11	Director Fee Arrangements for 2010	10.11

10.12	Director Deferred Compensation Plan	i

10.13	MutualFirst Financial, Inc. 2008 Stock Option and Incentive Plan	d

10.14	MFB Corp. 2002 Stock Option Plan	d

10.15	MFB Corp. 1997 Stock Option Plan	d

10.16	Employment Agreement with Charles J. Viater	d

10.17	Salary Continuation Agreement with Charles J. Viater	d

10.18
Letter Agreement (including Schedule A, Securities Purchase Agreement, dated December 23, 2008 between MutualFirst Financial, Inc. and United States Department of the Treasury with respect to the issuance and sale of the Series A Preferred Stock and Warrant
c

10.19	Form of compensation modification agreement and waiver for named executive officers	c

10.20	Loan Agreement with First Tennesee Bank National Association dated December 21, 2009.	m

10.21	Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan	j

10.22	Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan	j

11	Statement re computation of per share earnings	None

12	Statements re computation of ratios	None

14	Code of Ethics	e

16	Letter re change in certifying accountant	None

18	Letter re change in accounting principles	None

21	Subsidiaries of the registrant	21

22	Published report regarding matters submitted to vote of security holders	None

23	Consents of Experts and Counsel	23

24	Power of Attorney	None

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2

32	Section 1350 Certification	32

99.1	Certification of Principal Executive Officer Pursuant to 31 CFR § 30.15	99.1

99.2	Certification of Principal Financial Officer Pursuant to 31 CFR § 30.15	99.2

a	Filed as an exhibit to the Company’s Form 8-K filed on January 8, 2008 and incorporated herein by reference.

b
Filed as an exhibit to the Company’s Form S-1 registration statement filed on September 16, 1999 (File No. 333-87239) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.

c	Filed as an exhibit to the Company’s Form 8-K filed on December 23, 2008 (File No. 000-27905) and incorporated herein by reference.

d	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference.

e
Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2004.  Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

f
Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2001.  Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

g
Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2002.  Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

h
Filed as an Appendix to the Company’s Form S-4/A Registration Statement filed on October 19, 2001 (File No. 333-46510).  Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

i
Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16,2007.  Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

j	Filed as an exhibit to the Company’s Form 10-K filed on March 23, 2010 and incorporated herein by reference.

k
Filed as an exhibit to the Company’s Form 8-K filed on October 15, 2007 (File No. 000-27905).  Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

l	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.

m	Filed as an exhibit to the Company’s Form 8-K filed on December 24, 2009 and incorporated herein by reference.

(b)  Exhibits - See list in (a)(3) and the following signature page.

(c)  Financial Statements Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MutualFirst Financial, Inc.

Date: March 16, 2011	By:	/s/ David W. Heeter
David W. Heeter, President and Chief Executive Officer
Duly Authorized Representative)

POWER OF ATTORNEY

We, the undersigned officers and directors of MutualFirst Financial, Inc., hereby severally and individually constitute and appoint David W. Heeter the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David W. Heeter	/s/ Wilbur R. Davis
David W. Heeter, President and Director	Wilbur R. Davis, Chairman of the Board
(Principal Executive Officer)
Date: March 16, 2011	Date: March 16, 2011

/s/ Patrick C. Botts	/s/ Linn A. Crull
Patrick C. Botts, Director	Linn A. Crull, Director
Date: March 16, 2011	Date: March 16, 2011

/s/ James D. Rosema	/s/ William V. Hughes
James D. Rosema, Director	William V. Hughes, Director
Date: March 16, 2011	Date: March 16, 2011

/s/ Jerry D. McVicker	/s/ James R. Schrecongost
Jerry D. McVicker, Director	James R. Schrecongost
Date: March 16, 2011	Date: March 16, 2011

/s/ Jonathan E. Kintner, O.D.	/s/ Edward C. Levy
Jonathan E. Kintner, O.D., Director	Edward C. Levy, Director
Date: March 16, 2011	Date: March 16, 2011

/s/ Michael J. Marien	/s/ Charles J. Viater
Michael J. Marien, Director	Charles J. Viater, Director
Date: March 16, 2011	Date: March 16, 2011

/s/ Christopher D. Cook
Christopher D. Cook, Senior Vice President
Treasurer and Controller
(Principal Financial and Accounting Officer)
Date: March 16, 2011

INDEX TO EXHIBITS

Number	Description

10.11	Director Fee Arrangements for 2011

21	Subsidiaries of the Registrant

23	Consent of Accountants

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

99.1	Certification of Principal Executive Officer Pursuant to 31 CFR § 30.15

99.2	Certification of Principal Financial Officer Pursuant to 31 CFR § 30.15