Form 10-Q
period 2011-03-31
MUTUALFIRST FINANCIAL INC
filed 2011-05-16
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the transition period from _______________ to _______________________
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
The number of shares of the Registrant’s common stock, with $.01 par value, outstanding as of May 13, 2011 was 6,985,920.

FORM 10 – Q
MutualFirst Financial, Inc.

PART 1	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)

Assets
Cash	$12,105,319	$9,288,748
Interest-bearing demand deposits	66,605,295	17,531,932
Cash and cash equivalents	78,710,614	26,820,680
Investment securities available for sale	270,081,460	245,165,189
Loans held for sale	924,740	10,482,734
Loans	965,642,997	995,273,005
Allowance for loan losses	(15,797,009)	(16,372,093)
Net loans	949,845,988	978,900,912
Premises and equipment	32,583,795	32,966,112
Federal Home Loan Bank of Indianapolis stock, at cost	16,682,200	16,682,200
Investment in limited partnerships	3,495,947	3,623,564
Cash surrender value of life insurance	45,916,390	45,565,611
Prepaid FDIC premium	3,730,406	4,207,592
Core deposit and other intangibles	4,224,482	4,533,085
Deferred income tax benefit	19,100,578	20,030,022
Income tax receivable	2,437,012	1,412,938
Other assets	19,484,377	16,510,902

Total assets	$1,447,217,989	$1,406,901,541

Liabilities
Deposits
Non-interest-bearing	$119,650,146	$113,454,542
Interest bearing	1,054,808,705	1,008,114,181
Total deposits	1,174,458,851	1,121,568,723
Federal Home Loan Bank advances	114,769,238	128,537,407
Other borrowings	12,980,603	13,167,316
Other liabilities	14,037,781	12,488,073
Total liabilities	1,316,246,473	1,275,761,519

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued — 5,000,000 shares
Issued and outstanding — 32,382 shares; liquidation preference $1,000 per share	324	324
Common stock, $.01 par value
Authorized — 20,000,000 shares
Issued and outstanding —6,985,087 and 6,984,754 shares in 2011 and 2010, respectively	69,851	69,847
Additional paid-in capital - preferred stock	31,875,771	31,829,779
Additional paid-in capital - common stock	72,436,099	72,424,460
Retained earnings	30,193,877	31,757,156
Accumulated other comprehensive income (loss)	(2,730,480)	(3,988,158)
Unearned employee stock ownership plan (ESOP) shares	(873,926)	(953,386)
Total stockholders' equity	130,971,516	131,140,022

Total liabilities and stockholders' equity	$1,447,217,989	$1,406,901,541

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Interest Income
Loans receivable, including fees	$13,684,114	$15,500,545
Investment securities:
Mortgage-backed securities	1,733,084	1,348,189
Federal Home Loan Bank stock	105,442	93,923
Other investments	138,136	258,818
Deposits with financial institutions	21,820	43,009
Total interest income	15,682,596	17,244,484

Interest Expense
Passbook savings	34,991	34,459
Certificates of deposit	3,829,663	4,326,167
Daily Money Market accounts	121,640	147,156
Demand and NOW acounts	270,871	198,008
Federal Home Loan Bank advances	900,279	1,814,769
Other interest expense	210,822	236,012
Total interest expense	5,368,266	6,756,571

Net Interest Income	10,314,330	10,487,914
Provision for losses on loans	4,200,000	1,525,000
Net Interest Income After Provision for Loan Losses	6,114,330	8,962,914

Other Income
Service fee income	1,604,310	1,739,889
Net realized gain (loss) on sale of securities	74,047	284,828
Equity in losses of limited partnerships	(33,517)	(127,215)
Commissions	950,701	941,516
Net gains on sales of loans	91,800	354,309
Net servicing fees	26,661	36,848
Increase in cash surrender value of life insurance	350,779	382,939
Loss on sale of other real estate and repossessed assets	(273,757)	(213,113)
Other-than-temporary losses on securities
Total other-than-temporary losses	(768,914)	(1,831,057)
Portion of loss recognized in other comperehensive income (before taxes)	575,472	1,254,239
Net impairment losses recognized in earnings	(193,442)	(576,818)
Other income	49,214	104,210
Total other income	2,646,796	2,927,393

Other Expenses
Salaries and employee benefits	5,523,124	5,335,825
Net occupancy expenses	674,959	660,877
Equipment expenses	480,545	485,095
Data processing fees	401,216	410,641
Automated teller machine	307,463	279,079
Deposit insurance	507,596	445,954
Professional fees	359,971	342,319
Advertising and promotion	300,031	297,889
Software subscriptions and maintenance	317,658	397,123
Intangible amortization	308,603	352,980
Other real estate and repossessed assets	160,829	253,772
Other expenses	858,539	859,432
Total other expenses	10,200,534	10,120,986

Income (Loss) Before Income Tax	(1,439,408)	1,769,321
Income tax expense (benefit)	(746,000)	426,000

Net Income (Loss)	(693,408)	1,343,321
Preferred stock dividends and amortization	450,766	450,766
Net Income (Loss) Available to Common Shareholders	$(1,144,174)	$892,555

Basic earnings (loss) per common share	$(0.17)	$0.13

Diluted earnings (loss) per common share	$(0.17)	$0.13

Dividends per common share	$0.06	$0.06

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Period Ended March 31, 2011
(Unaudited)

	Common Stock			Preferred Stock					Accumulated
			Additional			Additional			Other	Unearned
	Shares		paid-in	Shares		paid-in	Comprehensive	Retained	Comprehensive	ESOP
	Outstanding	Amount	capital	Outstanding	Amount	capital	Income	Earnings	Income (Loss)	shares	Total

Balances, January 1, 2011	6,984,754	$69,847	$72,424,460	32,382	$324	$31,829,779		$31,757,156	$(3,988,158)	$(953,386)	$131,140,022

Comprehensive income

Net loss for the period							$(693,408)	(693,408)			(693,408)

Other comprehensive income, net of tax

Net unrealized gain on securities							1,217,978		$1,217,978		1,217,978

Net unrealized gain on derivatives							39,700		39,700		39,700

Comprehensive income							$564,270

ESOP shares earned			(3,377)							79,460	76,083

Accretion of discount on preferred stock						45,992		(45,992)			0

Share-based compensation			13,029								13,029

Stock options exercised	333	4	1,987								1,991

Cash dividends ($.06 per common share)								(419,105)			(419,105)

Cash dividends - preferred stock								(404,774)			(404,774)

Balances, March 31, 2011	6,985,087	$69,851	$72,436,099	32,382	$324	$31,875,771		$30,193,877	$(2,730,480)	$(873,926)	$130,971,516

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Operating Activities
Net income (loss)	$(693,408)	$1,343,321
Items not requiring (providing) cash
Provision for loan losses	4,200,000	1,525,000
Depreciation and amortization	1,575,940	1,278,720
Deferred income tax	(746,001)	(42,441)
Loans originated for sale	(7,343,400)	(15,466,632)
Proceeds from sales of loans held for sale	16,867,034	14,480,091
Gains on sales of loans held for sale	(91,800)	(354,309)
Gain on sale of securities-available for sale	(74,047)	(284,828)
(Gain) loss on sale of other real estate and repossessed assets	273,757	213,113
Loss on other-than-temporary impairment, securities	193,442	576,818
Other equity adjustments	76,083	49,643
Change in
Prepaid FDIC premium	477,186	416,153
Interest receivable and other assets	34,675	(360,391)
Interest payable and other liabilities	466,427	479,389
Cash value of life insurance	(350,779)	(382,939)
Other adjustments	1,024,069	755,103
Net cash provided by operating activities	15,889,178	4,225,811

Investing Activities
Purchases of securities available for sale	(34,666,397)	(56,426,287)
Proceeds from maturities and paydowns of securities:
Available for sale	7,997,904	6,019,368
Held to maturity	-	322,120
Proceeds from sale of securities-available for sale	3,010,702	8,408,554
Net change in loans	19,692,484	25,525,197
Purchases of premises and equipment	(147,999)	(85,045)
Proceeds from real estate owned sales	882,050	1,312,736
Net cash used in investing activities	(3,231,256)	(14,923,357)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	39,917,024	42,662,481
Certificates of deposit	12,973,104	34,528,835
Proceeds from FHLB advances	-	20,000,000
Repayment of FHLB advances	(13,720,045)	(10,733,315)
Repayment of other borrowings	(197,474)	(421,598)
Cash dividends paid	(823,879)	(823,860)
Other financing activities	1,083,282	1,148,552
Net cash provided by financing activities	39,232,012	86,361,095

Net Change in Cash and Cash Equivalents	51,889,934	75,663,549

Cash and Cash Equivalents, Beginning of Year	26,820,680	46,340,897

Cash and Cash Equivalents, End of Year	$78,710,614	$122,004,446

Additional Cash Flows Information
Interest paid	$5,338,163	$6,617,556
Income tax paid	-	-
Transfers from loans to foreclosed real estate	4,896,441	3,409,821
Mortgage servicing rights capitalized	126,160	142,685

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2010 filed with the Securities and Exchange Commission.

The interim consolidated financial statements at March 31, 2011, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2010 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings (loss) per share

Earnings (loss) per share were computed as follows: (Dollars in thousands except per share data)

	Three Months Ended Ended December 31,
	2011			2010
		Weighted-			Weighted-
	Income	Average	Per-Share		Average	Per-Share
	(loss)	Shares	Amount	Income	Shares	Amount
	(000's)			(000's)

Basic Earnings (Loss) Per Share
Net income (loss)	$(693)	6,893,695	$(0.10)	$1,344	6,861,589	$0.20
Dividends and accretion on preferred stock	(451)			(451)
Income (loss) available to common shareholders	$(1,144)	6,893,695	$(0.17)	$893	6,861,589	$0.13
Effect of Dilutive securities
Stock options and RRP grants		-			2,549
Diluted Earnings (Loss) Per Share

Income (loss) available to common stockholders and assumed conversions	$(1,144)	6,893,695	$(0.17)	$893	6,864,138	$0.13

Options of 602,132 and 570,718 shares and warrants of 625,135 shares, in each period, were not included in the calculation above due to being anti-dilutive to earnings per share as of March 31, 2011 and 2010, respectively.

Note 3:  Impact of Accounting Pronouncements

In January 2010, the FASB issued an Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  This update provides additional guidance relating to fair value measurement disclosures.  Specifically, companies are required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy including when such transfers were recognized and the reasons for those transfers.  For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements.  Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques.  This accounting standard was effective at the beginning of 2010, except for the detailed Level 3 disclosures, which became effective at the beginning of 2011.  The Company adopted this accounting pronouncement, as required, and the adoption did not have a material impact on the statements taken as a whole.

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

Note 4: Investments

The amortized cost and approximate fair values of securities as of March 31, 2011 and December 31, 2010 are as follows.

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value
Available for Sale Securities
Mortgage-backed securities
Government sponsored agencies	$143,789	$1,389	$(1,542)	$143,636
Collateralized mortgage obligations
Government sponsored agencies	110,053	1,564	(1,049)	110,568
Federal Agencies	7,926	9	(59)	7,876
Municipals	3,485	52	(186)	3,351
Small Business Administration	15	-	-	15
Corporate obligations	6,713	-	(3,789)	2,924
Marketable equity securities	1,730	-	(19)	1,711
Total	$273,711	$3,014	$(6,644)	$270,081

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value
Available for Sale Securities
Mortgage-backed securities
Government sponsored agencies	$119,017	$1,076	$(1,818)	$118,275
Collateralized mortgage obligations				-
Government sponsored agencies	112,615	1,251	(1,642)	112,224
Federal agencies	7,925	-	(104)	7,821
Municipals	2,460	33	(11)	2,482
Small Business Administration	16	-	-	16
Corporate obligations	6,888	-	(4,243)	2,645
Marketable equity securities	1,723	-	(21)	1,702
Total	$250,644	$2,360	$(7,839)	$245,165

The amortized cost and fair value of available-for-sale securities at March 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
Description Securities	Cost	Value
Security obligations due
Five to ten years	$1,025	$1,025
After ten years	17,099	13,126
	18,124	14,151
Mortgage-backed securities	143,789	143,636
Collateralized mortgage obligations	110,053	110,568
Small Business Administration	15	15
Marketable equity securities	1,730	1,712
Totals	$273,711	$270,082

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $1.5 million at March 31, 2011.

Gross gains of $74,000 and $285,000 resulting from sales of securities were realized for the three months ended March 31, 2011 and 2010, respectively.  There were no losses recognized on the sale of securities during this period in either 2011 or 2010.  Other-than-temporary impairment losses were recognized on securities for the three months ended March 31, 2011 and 2010 of $193,000 and $577,000, respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at March 31, 2011, was $136.0 million, a decrease from $141.3 million at December 31, 2010, which is approximately 50% and 58%, respectively, of the Bank's portfolio.  The Bank has continued to see an improvement since year-end due to increased market values.

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

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:
	March 31, 2011
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
Mortgage-backed securities
Government sponsored agencies	$68,048	$(1,542)	$-	$-	$68,048	$(1,542)
Collateralized mortgage obligations
Government sponsored agencies	58,286	(1,049)	-	-	58,286	(1,049)
Federal agencies	3,938	(59)	-	-	3,938	(59)
Municipals	1,089	(186)	-	-	1,089	(186)
Corporate obligations	-	-	2,924	(3,789)	2,924	(3,789)
Marketable equity securities	-	-	1,711	(19)	1,711	(19)
Total temporarily impaired securities	$131,361	$(2,836)	$4,635	$(3,808)	$135,996	$(6,644)

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
Mortgage-backed securities
Government sponsored agencies	$69,971	$(1,818)	$-	$-	$69,971	$(1,818)
Collateralized mortgage obligations
Government sponsored agencies	58,466	(1,642)	-	-	58,466	(1,642)
Federal agencies	7,821	(104)	-	-	7,821	(104)
Municipals	661	(11)	-	-	661	(11)
Corporate obligations	-	-	2,645	(4,243)	2,645	(4,243)
Marketable equity securities	-	-	1,702	(21)	1,702	(21)
Total temporarily impaired securities	$136,919	$(3,575)	$4,347	$(4,264)	$141,266	$(7,839)

Mortgage-Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in MBSs and CMOs were caused by interest rate changes.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

Corporate Obligations

The Company’s unrealized loss on investments in corporate obligations primarily relates to investments in pooled trust preferred securities. The unrealized losses were primarily caused by (a) a decrease in performance and regulatory capital at the underlying banks resulting from exposure to subprime mortgages and (b) a sector downgrade by several industry analysts. The Company currently expects some of the securities to settle at a price less than the amortized cost basis of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security). The Company has recognized a loss equal to the credit loss for these securities, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell the investments and it is likely the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investments to be other-than-temporarily impaired at March 31, 2011.

MutualBank evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis. During the quarter ending March 31, 2011, the Bank’s evaluation indicated other-than-temporary impairment of $193,000. Impairment on securities is determined after analyzing the estimated cash flows to be received, underlying collateral and determining the amount of additional losses needed in the individual pools to create a shortfall in interest or principal payments. All trust preferred securities were valued using a discounted cash flow analysis as of March 31, 2011.

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

The Company routinely conducts reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred.  Economic models are used to determine whether an other-than-temporary impairment has occurred on these securities.  While all securities are considered, the securities primarily impacted by other-than-temporary impairment testing are pooled trust preferred securities.  For each pooled trust preferred security in the investment portfolio (including but not limited to those whose fair value is less than their amortized cost basis), an extensive, regular review is conducted to determine if an other-than-temporary impairment has occurred.  Various inputs to the economic models are used to determine if an unrealized loss is other-than-temporary.

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

Pooled Trust Preferred Securities.MutualFirst Financial, Inc. has a current amortized cost in pooled trust preferred securities of $6.7 million, which had an original par value of $10.3 million.  These securities have a current fair value of $2.9 million.  The following table provides additional information related to the Bank’s investment in trust preferred securities as of March 31, 2011:

Deal	Class	Original Par	Book Value	Fair Value	Unrealized Loss	Realized Losses 2011	Lowest Rating	Number of Banks/Insurance Companies Currently Performing	Actual Deferrals/Defaults (as % of original collateral)	Total Projected Defaults (as a % of performing collateral)a	Excess Subordination (after taking into account best estimate of future deferrals/defaults)b
(Dollars in thousands)

Alesco Preferred Funding IX	A2A	$1,000	$897	$504	$393	$-	CCC-	40	31.04%	23.51%	38.03%
Alesco Preferred Funding XVII	C1	1,000	-	-	-	100	C	34	38.75%	30.88%	0.00%
Preferred Term Securities XIII	B1	1,000	812	232	580	25	Ca	43	33.57%	25.44%	0.00%
Preferred Term Securities XVIII	C	1,000	909	339	570	-	Ca	53	23.08%	14.00%	4.68%
Preferred Term Securities XXVII	C1	1,000	704	167	537	-	C	34	27.07%	23.50%	0.00%
U.S. Capital Funding I	B1	3,000	2,891	1,367	1,524	-	Caa1	35	12.92%	14.04%	4.10%
U.S. Capital Funding III	B1	1,000	500	315	185	-	C	31	26.22%	17.48%	0.00%
U.S. Capital Funding V	B1	1,300	-	-	-	68	C	21	55.06%	39.12%	0.00%

Total		$10,300	$6,713	$2,924	$3,789	$193

(a)	A 10% recovery is applied to all projected defaults. A 15% recovery is applied to all projected insurance defaults. No recovery is applied to current defaults.
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

	Accumulated Credit Losses
	2011	2010
Credit losses on debt securities held
Beginning of year	$(4,746)	$(3,905)
Additions related to increases in previously recognized other-than-temporary losses for the three months ended	(193)	(577)

As of March 31,	$(4,939)	$(4,482)

Note 5:  Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes for the three months ended March 31 were as follows:

	2011	2010
Net unrealized gain on securities available-for-sale	$2,310	$1,332
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(580)	(1,261)
Net unrealized gain (loss) on derivative used for cash flow hedges	60	(134)

Less reclassification adjustment for realized losses included in income	119	108
Other comprehensive income, before tax effect	1,909	45
Tax expense	651	22

Other comprehensive income	$1,258	$23

The components of accumulated other comprehensive gain (loss), included in stockholders’ equity are as follows:

	March 31,	December 31,
	2011	2010
Net unrealized loss on securities available-for-sale	$(3,049)	$(4,172)
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(580)	(1,307)
Net unrealized loss on derivative used for cash flow hedges	(278)	(339)
Net unrealized loss relating to defined benefit plan liability	(251)	(251)
	(4,158)	(6,069)
Tax benefit	(1,428)	(2,081)

Net-of-tax amount	$(2,730)	$(3,988)

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

Items Measured at Fair Value on a Recurring Basis

Following is a description of the valuation methodologies and inputs used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy used for such fair value measurements:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2011
Mortgage-backed securities
Agency	$143,636	$-	$143,636	$-
Collateralized mortgage obligations
Agency	110,568	-	110,568	-
Federal agencies	7,876	-	7,876	-
Municipals	3,351	-	3,351	-
Small Business Administration	15	-	15	-
Corporate obligations	2,924	-	-	2,924
Marketable equity securities	1,711	1,711	-	-

Available-for-sale securities	$270,081	$1,711	$265,446	$2,924

December 31, 2010
Mortgage-backed securities
Government sponsored agencies	$118,275	$-	$118,275	$-
Collateralized mortgage obligations
Government sponsored agencies	112,224	-	112,224	-
Federal agencies	7,821	-	7,821	-
Municipals	2,482	-	2,482	-
Small Business Administration	16	-	16	-
Corporate obligations	2,645	-	-	2,645
Marketable equity securities	1,702	1,702	-	-

Available-for-sale securities	$245,165	$1,702	$240,818	$2,645

The following is a reconciliation of the beginning and ending balances for the three months ended March 31, 2011 and 2010 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	2011	2010

Beginning balance	$2,645	$2,539

Total realized and unrealized gains and losses
Included in net income	(193)	(393)
Included in other comprehensive loss	454	(272)
Purchases, issuances and settlements	18	17
Transfers in/out of Level 3	-	-

Ending balance	$2,924	$1,891

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(193)	$(393)

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

The following table presents the fair value measurement of assets  measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy used for such fair value measurements:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3

March 31, 2011
Impaired loans	$8,154	$-	$-	$8,154
Other real estate owned	811	-	-	811

December 31, 2010
Impaired loans	$15,204	$-	$-	$15,204
Other real estate owned	1,030	-	-	1,030

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated condensed balance sheets as of March 31, 2011 and December 31, 2010, are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$78,711	$78,711	$26,821	$26,821
Loans held for sale	925	957	10,483	10,483
Loans	949,846	966,186	978,901	997,018
Stock in FHLB	16,682	16,682	16,682	16,682
Interest receivable	4,370	4,370	4,627	4,627

Liabilities
Deposits	$1,174,459	$1,126,818	$1,121,569	$1,080,131
FHLB advances	114,769	118,866	128,537	133,258
Other borrowings	12,981	13,884	13,167	14,067
Interest payable	964	964	995	995
Advances by borrowers for taxes and insurance	2,745	2,745	1,661	1,661

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

Loans - The fair value for loans is estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

Off-Balance Sheet Commitments - Commitments include commitments to purchase and originate mortgage loans, commitments to sell mortgage loans, and standby letters of credit and are generally of a short-term nature.  The fair values of such commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair value of commitments is immaterial.

Note 7: Loans
Categories of loans at March 31, 2011 and December 31, 2010 include:

	March 31,	December 31,
	2011	2010
Commercial
Real estate	$204,908	$199,517
Construction and development	31,576	49,803
Other	60,001	64,611
	296,485	313,931

Residential Mortgage
One- to four- family	453,033	458,019

Consumer loans
Auto	14,902	16,047
Residential	99,415	103,566
Boat/RVs	97,096	102,015
Other	7,296	6,157
	218,709	227,785
Total loans	968,227	999,735

Undisbursed loans in process	(5,147)	(7,212)
Unamortized deferred loan costs, net	2,563	2,750
Allowance for loan losses	(15,797)	(16,372)
Net loans	$949,846	$978,901

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Non-accrual loans, segregated by class of loans, as of March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
Commercial
Real Estate	$3,252	$6,040
Construction and development	7,081	7,399
Other	1,032	1,019
Residential Mortgage	10,768	12,012
Consumer
Real estate	1,894	2,716
Auto	31	16
Boat/RV	775	870
Other	158	111

	$24,991	$30,183

An age analysis of Company’s past due loans, segregated by class of loans, as of March 31, 2011and December 31, 2010 is as follows:

	March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Commercial
Real Estate	$3,663	$-	$3,252	$6,915	$197,993	$204,908	$-
Construction and development	184	-	7,081	7,265	24,311	31,576	-
Other	4,344	56	1,032	5,432	54,569	60,001	-
Residential Mortgage	10,530	2,018	10,768	23,316	429,717	453,033	-
Consumer
Real estate	1,728	310	1,894	3,932	95,483	99,415	-
Auto	128	45	31	204	14,698	14,902	-
Boat/RV	2,120	1,047	775	3,942	93,154	97,096	-
Other	41	79	158	278	7,018	7,296	-

	$22,738	$3,555	$24,991	$51,284	$916,943	$968,227	$-

December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Commercial
Real Estate	$1,883	$139	$6,040	$8,062	$191,455	$199,517	$-
Construction and development	398	205	7,399	8,002	41,801	49,803	-
Other	4,067	173	1,019	5,259	59,352	64,611	-
Residential Mortgage	10,386	4,367	13,461	28,214	429,805	458,019	1,449
Consumer
Real estate	1,920	1,754	2,755	6,429	97,137	103,566	39
Auto	157	74	21	252	15,795	16,047	4
Boat/RV	3,215	957	924	5,096	96,919	102,015	54
Other	281	60	110	451	5,706	6,157	-

	$22,307	$7,729	$31,729	$61,765	$937,970	$999,735	$1,546

Impaired Loans.  Loans are considered impaired in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The following tables present impaired loans for the quarter ended March 31, 2011 and year ended December 31, 2010.

	March 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial
Real Estate	$1,753	$2,500	$-	$3,920	$16
Construction and development	4,933	7,787	-	5,892	9
Other	756	756	-	759	-
Residential Mortgage	5,716	7,509	-	6,155	41

Loans with a specific valuation allowance
Commercial
Real Estate	2,714	5,314	620	5,319	82
Construction and development	4,055	8,294	788	4,155	32
Other	-	-	-	-	-
Residential Mortgage	508	508	68	508	5

Total
Commercial	$14,211	$24,651	$1,408	$20,045	$139
Residential	$6,224	$8,017	$68	$6,663	$46

	December 31, 2010
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial
Real Estate	$5,222	$5,699	$-	$3,826	$137
Construction and development	2,241	2,441	-	2,390	27
Other	762	762	-	388	12
Residential Mortgage	6,419	6,419	-	4,580	183

Loans with a specific valuation allowance
Commercial
Real Estate	5,324	5,724	515	5,395	329
Construction and development	6,760	6,760	825	4,238	226
Other	-	-	-
Residential Mortgage	509	509	69	128	-

Total
Commercial	$20,309	$21,386	$1,340	$16,237	$731
Residential	$6,928	$6,928	$69	$4,708	$183

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2011 and December 31, 2010.

Commercial Loan Grades

Definition of Loan Grades.  Loan grades are numbered 1 through 8.  Grades 1-4 are "pass" credits, grade 5 [Special Mention] loans are "criticized" assets, and grades 6 [Substandard], 7 [Doubtful] and 8 [Loss] are "classified" assets.  The use and application of these grades by the Bank will be uniform and shall conform to the Bank's policy and OTS regulatory definitions.

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

Substandard.  Substandard credits are loans that have reason to be considered to have a well defined weakness and placed on non-accrual.  This would include all retail loans over 90 days and troubled debt restructurings which were delinquent at the time of modification.

March 31, 2011
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real estate	Construction and Development	Other

Pass	$176,442	$9,348	$51,757
Special Mention	10,599	7,106	4,913
Substandard	16,387	15,089	2,450
Doubtful	1,941	33	881

Total	$205,369	$31,576	$60,001

Retail Credit Exposure Credit Risk Profile
	Mortgage	Consumer
	Residential	Real Estate	Auto	Boat/RV	Other

Pass	$436,818	$96,916	$14,790	$95,741	$7,144
Substandard	16,215	2,499	112	1,355	152

Total	$453,033	$99,415	$14,902	$97,096	$7,296

December 31, 2010
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real estate	Construction and Development	Other

Pass	$168,855	$22,046	$56,587
Special Mention	9,934	10,313	5,471
Substandard	18,190	17,411	1,665
Doubtful	2,538	33	888

Total	$199,517	$49,803	$64,611

Retail Credit Exposure Credit Risk Profile
	Mortgage		Consumer
	Residential	Real Estate	Auto	Boat/RV	Other

Pass	$440,296	$99,041	$16,031	$101,097	$5,977
Substandard	17,723	4,525	16	918	180

Total	$458,019	$103,566	$16,047	$102,015	$6,157

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

The following table details activity in the allowance for loan losses by portfolio segment for the period ended March 31, 2011 and year ended December 31, 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses on other segments.

	March 31, 2011
	Commercial			Mortgage	Consumer
	Real Estate	Other	Construction and Development	Residential	Real Estate	Auto	Boat/RV	Other	Total
Allowance for loan losses:
Balance, beginning of year	$7,097	$1,717	$1,310	$2,212	$1,616	$250	$2,008	$162	$16,372
Provision charged to expense	50	-	2,600	1,300	-	10	210	30	4,200
Losses charged off	249	79	2,945	1,361	1	8	374	55	5,072
Recoveries	-	-	-	44	1	2	244	6	297
Balance, end of period	$6,898	$1,638	$965	$2,195	$1,616	$254	$2,088	$143	$15,797

Ending balance:
Individually evaluated for impairment	$465	$-	$943	$68	$-	$-	$-	$-	$1,476
Collectively evaluated for impairment	$6,433	$1,638	$22	$2,127	$1,616	$253	$2,069	$163	$14,321

Loans:
Ending balance
Individually evaluated for impairment	$4,467	$756	$8,988	$6,224	$-	$-	$-	$-	$20,435
Collectively evaluated for impairment	$201,043	$59,245	$18,639	$445,984	$99,415	$14,902	$97,096	$7,296	$943,620

	December 31, 2010
	Commercial			Mortgage	Consumer
	Real Estate	Other	Construction and Development	Residential	Real Estate	Auto	Boat/RV	Other	Total
Allowance for loan losses:
Balance, beginning of year	$7,072	$1,721	$1,210	$2,359	$1,588	$207	$2,144	$113	$16,414
Provision charged to expense	1,300	180	300	2,900	940	86	1,100	244	7,050
Losses charged off	1,343	209	200	3,345	914	62	1,339	880	8,292
Recoveries	68	25	-	298	2	19	103	685	1,200
Balance, end of period	$7,097	$1,717	$1,310	$2,212	$1,616	$250	$2,008	$162	$16,372

Ending balance:
Individually evaluated for impairment	$515	$-	$825	$69	$-	$-	$-	$-	$1,409
Collectively evaluated for impairment	$6,582	$1,717	$485	$2,143	$1,616	$250	$2,008	$162	$14,963
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance
Individually evaluated for impairment	$10,546	$762	$9,001	$6,928	$-	$-	$-	$-	$27,237
Collectively evaluated for impairment	$188,971	$63,849	$40,802	$451,091	$103,566	$16,047	$102,015	$6,157	$972,498

Information on non-performing assets, including restructured loans, is provided below:

	March 31,
	2011	2010
Non-performing assets
Non-accrual loans	$24,991	$25,539
Accruing loans 90 days + past due	-	-
Restructured loans	4,829	1,833
Total non-performing loans	29,820	27,372
Real estate owned	8,096	6,762
Other repossessed assets	1,070	2,027
Non-performing securities	-	100
Total non-performing assets	$38,986	$36,261

Note 8: Borrowings

Other borrowings decreased $187,000 in the first quarter of 2011.  These other borrowings consisted of a note from First Tennessee Bank, N.A. of $9.0 million and a subordinated debenture of $3.9 million.

As of March 31, 2011, the Company was in violation of a debt covenant with First Tennessee Bank, N.A. due to the loss in the first quarter.  This does allow First Tennessee Bank, N.A. to call the note at any time; however management has made them aware of the situation and is confident that they do not intend to do so at this time. In a case where the note was called we would either look for other financing or request approval for a dividend from our regulator.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

MutualFirst Financial, Inc., a Maryland corporation (the “Company”), was organized in September 1999.  On December 29, 1999, it acquired the common stock of MutualBank (“Mutual” or the “Bank”) upon the conversion of Mutual from a federal mutual savings bank to a federal stock savings bank.

Mutual was originally organized in 1889 and currently conducts its business from thirty-two full service financial centers located in Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties, Indiana, with its main office located in Muncie.   Mutual also has trust offices in Carmel and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan.  Mutual’s principal business consists of attracting deposits from the general public and originating fixed and variable rate loans secured primarily by first mortgage liens on residential and commercial real estate, consumer goods, and business assets.  Mutual’s deposit accounts are insured by the Federal Deposit Insurance Corporation up to applicable limits.

Mutual subsidiaries include, Mutual Federal Investment Company (“MFIC”) and Mishawaka Financial Services.  MFIC is a Nevada corporation holding approximately $229 million in investments.  MFIC currently owns one subsidiary, Mutual Federal REIT.  The assets of Mutual Federal REIT consist of approximately $75 million in one-to four-family mortgage loans.  Mishawaka Financial Services is engaged in the sale of life and health insurance to customers of the Bank.

The following should be read in conjunction with the Management’s Discussion and Analysis in the Company’s December 31, 2010 Annual Report on Form 10-K.

Critical Accounting Policies

The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies presented on pages 67 to 72 of the Annual Report on Form 10-K for the year ended December 31, 2010.  Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets, mortgage servicing rights and intangible assets.

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

It has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities, and thereby reduce the impact interest rate changes have on our net interest income.  Historically, strategies employed to accomplish this objective have been to increase the origination of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of consumer and commercial loans to total loans has increased from 44% at the end of 2004 to 53% as of March 31, 2011.  As we continue to increase our investment in business-related loans, which are considered to entail greater risks than one-to four- family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses has increased to reflect this increased risk.  On the liability side of the balance sheet, the Company is employing strategies to increase the balance of core deposit accounts, such as low cost checking and money market accounts. The percentage of core deposits to total deposits was 42% at March 31, 2011, compared to 36% at the end of 2004.  The remaining total deposits are mostly retail certificates of deposit, which continue to provide stable funding for the Company.  These are ongoing strategies that are dependent on current market conditions and competition.

During the first three months of 2011, in keeping with its strategic objective to reduce interest rate risk exposure, the Company also sold $16.9 million of long term fixed rate loans that were originated as held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income.  The negative impact was offset by recognizing a gain on the sale of these loans of $92,000.

Another important source of revenue for the Company is non-interest income.  Non-interest income is primarily made up of recurring income from service fee income on checking accounts and commissions from the Company’s trust and brokerage business.  Non-interest income also includes gains on sale of loans and investments and increases in cash surrender value of life insurance.  Overall, the Company continues to anticipate less service fee income off of checking accounts than in previous periods due to continued regulations.  The Company’s trust business is a source of recurring revenue that may increase or decrease partially dependent on movement in the stock market.  The Company’s objective is to increase non-interest income by growing its trust and wealth management area, but in the short run non-interest expense may increase as proper infrastructure is put in place to support a higher level of non-interest income.

Financial Condition

Assets increased $40.3 million as of March 31, 2011 compared to December 31, 2010, primarily due to the increase in cash and cash equivalents and investments securities by $76.8 million.  The increase in investment securities were in shorter term government agency mortgage backed securities and the increase was primarily due to decreased loan balances and increased deposits.  Loans, including loans held for sale, decreased $39.2 million as loan demand was weak in all loan segments in the first quarter of 2011.

Assets totaled $1.4 billion at March 31, 2011, an increase from December 31, 2010 of $40.3 million, or 2.9%. Gross loans, excluding loans held for sale, decreased $29.6 million, or 3.0%.  Consumer loans decreased $9.1 million, or 4.0%, commercial loans decreased $17.4 million, or 5.6%, and residential mortgage loans held in the portfolio decreased $3.1 million, or 0.7%. Residential mortgage loans held for sale decreased $9.6 million and mortgage loans sold during the first three months of 2011 totaled $16.9 million compared to $14.3 million sold during the first three months of last year. The decrease in consumer lending was a result of pay-downs and decreased loan demand.  The decrease in commercial loans was a result of commercial loans paying down weak loan demand, and charge-offs of $3.3 million in the first three months of 2011.  Mortgage loan balances continue to decline as the Bank has sold a majority of its fixed rate production.  Cash and cash equivalents increased $51.9 million primarily due to the current liquidity made available to the Bank with increased deposits.  Investment securities available for sale increased $24.9 million, or 10.2% as excess cash was used to purchase investments.

Allowance for loan losses decreased by $575,000 to $15.8 million as of March 31, 2011 primarily due to $4.8 million in net charge offs, or 1.94% of loans on an annualized basis, offset by a provision of $4.2 million.  A majority of the $4.8 million in net charge offs were previously identified as problem loans and reserves had been established for those loans.  The charge-offs were taken after updated appraisals were obtained in the late first quarter and early second quarter which  indicated continued decline of market values for commercial and mortgage real estate loans.  The $4.8 million in charge-offs included $2.9 million in construction and development loans, $328,000 in commercial real estate loans, $1.3 in mortgage loans and $185,000 in consumer loans.  This compared to net charge offs for the first quarter of 2010 of $1.3 million, or .49% of total loans on an annualized basis.  The allowance for loan losses to non-performing loans as of March 31, 2011 decreased to 52.99% compared to 60.77% as of March 31, 2010, but increased from 42.16% on a linked quarter basis.  The allowance for loan losses to total loans as of March 31, 2011 was 1.64%, an increase from 1.59% as of March 31, 2010 and the same as December 31, 2010.

Total deposits were $1.2 billion at March 31, 2011 an increase of $52.9 million, or 4.7% from December 31, 2010. This increase was due to increases in core deposits of $40.4 million and increases in certificates of deposit of $12.5 million.  The increase in deposits is a result of customers seeking safety and stability and the Bank’s ability to meet customers’ needs.  Total borrowings decreased $14.0 million to $127.7 million at March 31, 2011 from $141.7 million at December 31, 2010 as the Bank utilized excess liquidity to pay down maturing FHLB advances.

Stockholders’ equity was $131.0 million at March 31, 2011, a decrease of $168,000 from December 31, 2010. The decrease was due primarily to a net loss of $693,000, dividend payments of $419,000 to common shareholders and $405,000 to preferred shareholders.  The net loss and dividend payments were partially offset by increases in unrealized gains on securities of $1.2 million.  The Company’s tangible book value per share as of March 31, 2011 increased to $13.51 compared to $13.49 as of December 31, 2010 and tangible common equity ratio was 6.72% as of March 31, 2011 compared to 6.93% as of December 31, 2010.  The decrease in tangible common equity ratio was primarily due to the $40.3 million of growth in total assets.  The Bank’s risk-based capital ratio was well in excess of “well-capitalized” levels as defined by all regulatory standards as of March 31, 2011.

Comparison of the Operating Results

Net interest income before the provision for loan losses decreased $174,000 for the quarter ended March 31, 2011 compared to the same period in 2010.  The decrease was a result of the decline in the net interest margin from 3.18% in the first quarter of 2010 to 3.14% in the first quarter of 2011 and the decline in average earning assets of $4.0 million.    On a linked basis, net interest income before the provision for loan losses increased $93,000 as net interest margin increased by 4 basis points; however average earning assets declined by $3.2 million.

The provision for loan losses for the first quarter of 2011 increased to $4.2 million compared to $1.5 million during last year’s comparable period.  The increase was primarily due to net charge offs of $4.8 million in the first quarter of 2011.  The charge offs were for previously identified problem loans that were mostly collateralized by real estate.  Non-performing loans to total loans at March 31, 2011 were 3.09% compared to 3.90% at December 31, 2010.  This decrease in non-performing loans was in all segments of our portfolio; however this decrease was primarily due to a decrease in restructured loans and in one-to four-family residential loans.  Non-performing assets to total assets were 2.69% at March 31, 2011 compared to 3.20% at December 31, 2010.

The following is a summary of changes in non-interest income:

	Three Months Ended		Amount	Percent
	3/31/2011	3/31/2010	Change	Change
Non-Interest Income
Service fee income	$1,604	$1,740	$(136)	-7.8%
Net realized gain (loss) on sale of securities	74	285	(211)	-74.0%
Equity in losses of limited partnerships	(34)	(127)	93	-73.2%
Commissions	951	942	9	1.0%
Net gains on sales of loans	92	354	(262)	-74.0%
Net servicing fees	27	37	(10)	-27.0%
Increase in cash surrender value of life insurance	351	383	(32)	-8.4%
Loss on sale of other real estate and repossessed assets	(274)	(213)	(61)	28.6%
Net other-than-temporary losses on securities	(193)	(577)	384	-66.6%
Other income	49	103	(54)	-52.4%

Total Non-Interest Income	$2,647	$2,927	$(280)	-9.6%

Non-interest income for the first quarter of 2011 was $2.6 million a decrease of $280,000 compared to the first quarter of 2010.  Regulatory changes on overdrafts in July of 2010 resulted in the Company’s reduced service charges on deposit accounts by $136,000 in the first quarter of 2011 compared to the first quarter of 2010.  The weak loan demand has also resulted in fewer opportunities for loan sales and a reduction of $262,000 in gain compared to the first quarter of 2010.  The investment portfolio provided $173,000 more in non-interest income as other-than-temporary impairment charges were reduced by $384,000.  This improvement was offset by a reduction in gain on investment sales of $211,000 when comparing the first quarter of 2011 with 2010.

The following is a summary of changes in non-interest expense:

	Three Months Ended		Amount	Percent
	3/31/2011	3/31/2010	Change	Change
Non-Interest Expense
Salaries and employee benefits	$5,523	$5,336	$187	3.5%
Net occupancy expenses	675	661	14	2.1%
Equipment expenses	481	485	(4)	-0.8%
Data processing fees	401	411	(10)	-2.4%
Automated teller machine	307	279	28	10.0%
Deposit insurance	508	446	62	13.9%
Professional fees	360	342	18	5.3%
Advertising and promotion	300	298	2	0.7%
Software subscriptions and publications	318	397	(79)	-19.9%
Intangible amortization	309	353	(44)	-12.5%
Repossessed assets expense	161	254	(93)	-36.6%
Other expenses	858	859	(1)	-0.1%

Total Non-Interest Expense	$10,201	$10,121	$80	0.8%

Non-interest expense increased $80,000 when comparing the first quarter of 2011 with that of 2010.  Salaries and benefits increased by $187,000 in the first quarter of 2011 compared to the same period in 2010.  This increase was primarily due to less compensation deferrals because of decreased loan production and significant increases in unemployment taxes paid to local and federal governments during the first part of the year.  The increased deposit base also increased federal deposit insurance premiums by $62,000 in the first quarter of 2011 when compared to the first quarter 2010.  Software subscriptions and maintenance and repossessed assets expense decreased in the first quarter of 2011 compared to the same period in 2010 to partially offset some of the increases in non-interest expense.

Income tax expense decreased $1.2 million for the three months ended March 31, 2011, compared to the same period in 2010.  The effective tax rate decreased to (51.8%) from 24.1% due to a decrease in taxable income when comparing the quarter ended March 2011 to March 2010.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year.  As of March 31, 2011, Mutual had liquid assets of $317.1 million and a liquidity ratio of 26.53% compared to 22.44% at December 31, 2010. This elevated level of liquidity is primarily a result of increased cash and investment portfolio due to the growth in deposits in the first three months of 2011.  Higher levels of liquidity do not generate as much income as loans, in general; however, management believes it is prudent to have additional liquidity at this time.  The liquidity ratio will fluctuate throughout the year as excess liquidity is used to originate loans and pay down FHLB advances as they mature.  The Company believes the current available liquidity will be sufficient to meet the needs of the Company throughout 2011.

Mutual continues to maintain capital ratios which exceed “well-capitalized” levels as defined pursuant to all regulatory standards as of March 31, 2011.  Mutual’s current total regulatory capital ratios as of March 31, 2011 are core capital, 8.86%; Tier I risk-based capital, 12.86%; and total risk-based capital, 14.11%.  This is compared to the December 31, 2010 ratios of: core capital, 9.18%; Tier I risk-based capital, 12.54%; and total risked-based capital, 13.79%.  Risk-based capital improved from December 31, 2010 due to changes in the balance sheet that reduced risk-weighted assets.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Presented below as of March 31, 2011 and 2010, is an analysis of Mutual’s interest rate risk as measured by changes in Mutual’s net portfolio value (“NPV”) assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments.

March 31, 2011

Net Portfolio Value

Changes								NPV as % of PV of Assets
In Rates		$ Amount		$ Change		% Change		NPV Ratio	Change

+300	bp	172,991		-28,058		-14%		12.68%	-109	bp
+200	bp	185,160		-15,889		-8%		13.26%	-51	bp
+100	bp	195,300		-5,749		-3%		13.67%	-10	bp
0	bp	201,049						13.77%
-100	bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)
-200	bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)
-300	bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)

March 31, 2010

Net Portfolio Value

Changes								NPV as % of PV of Assets
In Rates		$ Amount		$ Change		% Change		NPV Ratio	Change

+300	bp	179,826		-21,223		-11%		12.60%	-75	bp
+200	bp	191,918		-9,131		-5%		13.17%	-19	bp
+100	bp	198,078		-2,971		-1%		13.34%	-2	bp
0	bp	202,280						13.36%
-100	bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)
-200	bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)
-300	bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)

n/m(1) - not meaningful because certain market interest rates would be below zero at that level of rate shock.

The analysis at March 31, 2011, indicates that there have been no material changes in market interest rates for Mutual’s interest rate sensitivity instruments which would cause a material change in the market risk exposures that effect the quantitative and qualitative risk disclosures as presented in item 7A of the Company’s annual report on Form 10-K for the period ended December 31, 2010.  The low level of interest rate risk exposure of Mutual is primarily due to the current structure of the balance sheet and the continuous sale of originated long term fixed-rate loans.

ITEM - 4 Controls and Procedures.

(a)
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(c) under the Securities Exchange Act of 1934 (the “Act”), as of March 31, 2011 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period preceding the filing of this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Act) that occurred during the quarter ended March 31, 2011 that have materially affected, or are likely to materially affect our internal control over financial reporting.

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

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Registered sales of Equity Securities and use of Proceeds

On August 13, 2008 the Company’s Board of Directors authorized management to repurchase an additional 5% of the Company’s outstanding stock, or approximately 350,000 shares.  Information on the shares purchased during the first quarter of 2011 is as follows.

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price	As Part of Publicly	Be Purchased
	Shares Purchased	Per Share	Announced Plan	Under the Plan
				330,000	(1)
January 1, 2011 - January 31, 2011	-	-	-	330,000
February 1, 2011 - February 28, 2011	-	-	-	330,000
March 1, 2011 - March 31, 2011	-	-	-	330,000

	-	-	-

(1)  Amount represents the number of shares available to be repurchased under the plan as of December 31, 2010
Note:  Repurchases of stock must be approved by the Treasury while the Company participates in TARP.  No such approval was sought during the period.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
Index to Exhibits
Number	Description

31.1	Rule 13a – 14(a) Certification – Chief Executive Officer

31.2	Rule 13a – 14(a) Certification – Chief Financial Officer

32	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MutualFirst Financial, Inc.

Date: May 16, 2011	By: /s/	David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: May 16, 2011	By: /s/	Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer