Form 10-Q
period 2011-06-30
MUTUALFIRST FINANCIAL INC
filed 2011-08-11
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2011

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the transition period from ___________ to ________________

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
The number of shares of the Registrant’s common stock, with $.01 par value, outstanding as of August 5, 2011 was 6,986,586.

FORM 10 – Q
MutualFirst Financial, Inc.

INDEX
		Page
		Number
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets	3
	Consolidated Condensed Statements of Income	4
	Consolidated Condensed Statement of Stockholders’ Equity	5
	Consolidated Condensed Statements of Cash Flows	6
	Notes to Unaudited Consolidated Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.	Controls and Procedures	48

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Changes in Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Submission of Matters to a Vote of Security Holders	49

Item 5.	Other Information	49

Item 6.	Exhibits	49

Signature Page		50

Exhibits

PART 1     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)

Assets
Cash	$10,665,156	$9,288,748
Interest-bearing demand deposits	23,621,594	17,531,932
Cash and cash equivalents	34,286,750	26,820,680
Investment securities available for sale	304,463,302	245,165,189
Loans held for sale	654,039	10,482,734
Loans	965,439,676	995,273,005
Allowance for loan losses	(15,956,545)	(16,372,093)
Net loans	949,483,131	978,900,912
Premises and equipment	32,305,113	32,966,112
Federal Home Loan Bank of Indianapolis stock, at cost	14,390,700	16,682,200
Investment in limited partnerships	3,368,330	3,623,564
Cash surrender value of life insurance	46,327,514	45,565,611
Prepaid FDIC premium	3,427,182	4,207,592
Core deposit and other intangibles	3,919,168	4,533,085
Deferred income tax benefit	16,616,181	20,030,022
Income tax receivable	2,419,680	1,412,938
Other assets	18,271,097	16,510,902

Total assets	$1,429,932,187	$1,406,901,541

Liabilities
Deposits
Non-interest-bearing	$121,859,547	$113,454,542
Interest bearing	1,039,710,676	1,008,114,181
Total deposits	1,161,570,223	1,121,568,723
Federal Home Loan Bank advances	106,655,982	128,537,407
Other borrowings	12,793,941	13,167,316
Other liabilities	12,889,632	12,488,073
Total liabilities	1,293,909,778	1,275,761,519

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued — 5,000,000 shares
Issued and outstanding — 32,382 shares;
liquidation preference $1,000 per share	324	324
Common stock, $.01 par value
Authorized — 20,000,000 shares
Issued and outstanding —6,986,586 and 6,984,754 shares in 2011 and 2010, respectively	69,866	69,847
Additional paid-in capital - preferred stock	31,921,762	31,829,779
Additional paid-in capital - common stock	72,449,155	72,424,460
Retained earnings	31,004,572	31,757,156
Accumulated other comprehensive income (loss)	1,371,196	(3,988,158)
Unearned employee stock ownership plan (ESOP) shares	(794,466)	(953,386)
Total stockholders' equity	136,022,409	131,140,022

Total liabilities and stockholders' equity	$1,429,932,187	$1,406,901,541

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest Income
Loans receivable, including fees	$13,415,158	$15,242,467	$27,099,272	$30,743,012
Investment securities:
Mortgage-backed securities	2,108,319	1,721,101	3,841,403	3,069,290
Federal Home Loan Bank stock	102,499	91,881	207,941	185,805
Other investments	151,276	291,757	289,412	550,575
Deposits with financial institutions	29,795	55,856	51,615	98,865
Total interest income	15,807,047	17,403,062	31,489,643	34,647,547

Interest Expense
Passbook savings	36,658	35,469	71,648	69,928
Certificates of deposit	3,718,088	4,173,942	7,547,751	8,500,109
Daily Money Market accounts	121,032	155,765	242,672	302,920
Demand and NOW acounts	323,326	256,923	594,197	454,932
Federal Home Loan Bank advances	844,066	1,668,348	1,744,345	3,483,117
Other interest expense	209,422	234,239	420,245	470,251
Total interest expense	5,252,592	6,524,686	10,620,858	13,281,257

Net Interest Income	10,554,455	10,878,376	20,868,785	21,366,290
Provision for losses on loans	1,700,000	1,525,000	5,900,000	3,050,000
Net Interest Income After Provision for Loan Losses	8,854,455	9,353,376	14,968,785	18,316,290

Other Income
Service fee income	1,726,352	1,887,237	3,330,662	3,627,127
Net realized gain on sale of securities	1,309	35,448	75,356	320,276
Equity in losses of limited partnerships	(115,762)	(127,617)	(149,279)	(254,832)
Commissions	1,005,014	1,082,154	1,955,715	2,023,669
Net gains on sales of loans	348,903	209,378	440,703	563,687
Net servicing fees	17,586	31,357	44,246	68,205
Increase in cash surrender value of life insurance	374,182	372,247	724,961	755,186
Loss on sale of other real estate and repossessed assets	(62,380)	(326,018)	(336,137)	(539,131)
Other-than-temporary losses on securities
Total other-than-temporary losses	0	(292,728)	(723,338)	(1,626,025)
Portion of loss recognized in other comperehensive income (before taxes)	0	141,851	529,896	898,330
Net impairment losses recognized in earnings	0	(150,877)	(193,442)	(727,695)
Other income	17,307	54,585	66,522	158,796
Total other income	3,312,511	3,067,894	5,959,307	5,995,288

Other Expenses
Salaries and employee benefits	5,340,201	5,331,907	10,863,326	10,667,731
Net occupancy expenses	659,546	581,954	1,334,505	1,242,831
Equipment expenses	501,826	494,110	982,371	979,205
Data processing fees	378,784	387,828	780,000	798,469
Automated teller machine	227,862	296,391	535,324	575,470
Deposit insurance	332,105	453,338	839,701	899,291
Professional fees	375,906	243,131	735,877	585,450
Advertising and promotion	299,751	306,096	599,782	603,985
Software subscriptions and maintenance	312,979	402,698	630,637	799,821
Intangible amortization	305,314	352,980	613,917	705,960
Other real estate and repossessed assets	306,274	287,710	467,103	541,482
Other expenses	960,761	1,021,251	1,819,300	1,880,686
Total other expenses	10,001,309	10,159,394	20,201,843	20,280,381

Income Before Income Tax	2,165,657	2,261,876	726,249	4,031,197
Income tax expense (benefit)	485,000	487,000	(261,000)	913,000

Net Income	1,680,657	1,774,876	987,249	3,118,197
Preferred stock dividends and amortization	450,766	450,766	901,532	901,532
Net Income Available to Common Shareholders	$1,229,891	$1,324,110	$85,717	$2,216,665

Basic earnings per common share	$0.18	$0.19	$0.01	$0.32

Diluted earnings per common share	$0.18	$0.19	$0.01	$0.32

Dividends per common share	$0.06	$0.06	$0.12	$0.12

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Period Ended June 30, 2011
(Unaudited)

	Common Stock			Preferred Stock					Accumulated
			Additional			Additional			Other	Unearned
	Shares		paid-in	Shares		paid-in	Comprehensive	Retained	Comprehensive	ESOP
	Outstanding	Amount	capital	Outstanding	Amount	capital	Income	Earnings	Income (Loss)	shares	Total

Balances, January 1, 2011	6,984,754	$69,847	$72,424,460	32,382	$324	$31,829,779		$31,757,156	$(3,988,158)	$(953,386)	$131,140,022

Comprehensive income

Net income for the period							$987,249	987,249			987,249

Other comprehensive income, net of tax

Net unrealized gain on securities							5,387,965		$5,387,965		5,387,965

Net unrealized loss on derivatives							(28,611)		(28,611)		(28,611)

Comprehensive income							$6,346,603

ESOP shares earned			(12,299)							158,920	146,621

Accretion of discount on preferred stock						91,983		(91,983)			0

Share-based compensation			26,058								26,058

Stock options exercised	1,832	19	10,936								10,955

Cash dividends ($.12 per common share)								(838,300)			(838,300)

Cash dividends - preferred stock								(809,550)			(809,550)

Balances, June 30, 2011	6,986,586	$69,866	$72,449,155	32,382	$324	$31,921,762		$31,004,572	$1,371,196	$(794,466)	$136,022,409

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Operating Activities
Net income	$987,249	$3,118,197
Items not requiring (providing) cash
Provision for loan losses	5,900,000	3,050,000
Depreciation and amortization	3,077,487	2,634,328
Deferred income tax	(511,001)	1,324,741
Loans originated for sale	(10,829,804)	(22,774,710)
Proceeds from sales of loans held for sale	20,742,631	23,316,173
(Gain) loss on sale:
Loans held for sale	(440,703)	(563,687)
Securities-available for sale	(75,356)	(320,276)
Other real estate and repossessed assets	336,137	539,130
Premises and equipment	-	918
Loss on other-than-temporary impairement, securities	193,442	727,695
Other equity adjustments	169,856	109,236
Change in
Prepaid FDIC premium	780,410	832,808
Interest receivable and other assets	673,516	1,260,814
Interest payable and other liabilities	207,497	(689,624)
Cash value of life insurance	(724,961)	(792,127)
Other adjustments	1,667,605	(603,423)
Net cash provided by operating activities	22,154,005	11,170,193

Investing Activities
Net change in interest earning assets	-	(3,001,208)
Purchases of securities
Available for sale	(74,015,984)	(96,484,125)
Proceeds from maturities and paydowns of securities:
Available for sale	19,005,980	14,404,461
Held to maturity	-	782,176
Proceeds from sale of securities-available for sale	3,010,702	9,093,021
Redemption of Federal Home Loan Bank Stock	2,291,500	-
Net change in loans	16,728,172	37,491,096
Purchases of premises and equipment	(404,953)	(456,571)
Proceeds from sale of premises and equipment	-	500
Proceeds from real estate owned sales	2,365,949	1,806,920
Other investing activities	(36,942)	1,867,256
Net cash used in investing activities	(31,055,576)	(34,496,474)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	46,653,978	32,782,700
Certificates of deposits	(6,652,479)	31,230,094
Proceeds from FHLB advances	11,000,000	20,000,000
Repayment of FHLB advances	(32,785,176)	(44,293,622)
Repayment of other borrowings	(394,898)	(607,486)
Cash dividends paid	(1,647,850)	(1,647,721)
Other financing activities	194,066	134,256
Net cash provided by financing activities	16,367,641	37,598,221

Net Change in Cash and Cash Equivalents	7,466,070	14,271,940

Cash and Cash Equivalents, Beginning of Year	26,820,680	46,340,897

Cash and Cash Equivalents, End of Year	$34,286,750	$60,612,837

Additional Cash Flows Information
Interest paid	$10,358,278	$13,582,436
Income tax paid	-	-
Transfers from loans to foreclosed real estate	6,295,894	4,422,122
Mortgage servicing rights capitalized	356,571	229,823

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

The interim consolidated financial statements at June 30, 2011, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2010 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings (loss) per share

Earnings per share were computed as follows: (Dollars in thousands except per share data)

	Three Months Ended Ended June 30,
	2011			2010
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
	(000's)			(000's)

Basic Earnings Per Share
Net income	$1,681	6,903,151		$1,775	6,861,589
Dividends and accretion on preferred stock	(451)			(451)
Income available to common shareholders	$1,230	6,903,151	$0.18	$1,324	6,861,589	$0.19
Effect of Dilutive securities
Stock options and RRP grants		102,731			12,137
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$1,230	7,005,882	$0.18	$1,324	6,873,726	$0.19

	Six Months Ended June 30,
	2011			2010
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
	(000's)			(000's)

Basic Earnings Per Share
Net income	$987	6,898,195		$3,118	6,865,562
Dividends and accretion on preferred stock	(901)			(902)
Income available to common shareholders	$86	6,898,195	$0.01	$2,216	6,865,562	$0.32
Effect of Dilutive securities
Stock options and RRP grants		126,725			7,343
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$86	7,024,920	$0.01	$2,216	6,872,905	$0.32

Options for 434,887 and 565,538 shares and warrants for 625,135 shares, in each period, were not included in the calculation above due to being anti-dilutive to earnings per share as of June 30, 2011 and 2010, respectively.

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

In April 2011, FASB issued ASU No. 2011-02: A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The standard is intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  Early adoption is permitted.  The Company is evaluating the impact of this ASU.

In April 2011, FASB issued ASU No. 2011-03:  Reconsideration of Effective Control for Repurchase Agreements.  The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The amendments in this ASU also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The Company does not anticipate that this ASU will have a material effect on its financial statements.

In May 2011, FASB issued ASU No. 2011-04:  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS.

The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The Company does not anticipate that this ASU will have a material effect on its financial statements.

In June 2011, FASB issued ASU No. 2011-05:  Amendments to Topic 220, Comprehensive Income.  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.

Note 4: Investments

The amortized cost and approximate fair values of securities as of June 30, 2011 and December 31, 2010 are as follows.

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value
Available for Sale Securities
Mortgage-backed securities
Government sponsored agencies	$178,036	$3,821	$(223)	$181,634
Collateralized mortgage obligations
Government sponsored agencies	107,662	2,923	(26)	110,559
Federal Agencies	3,998	8	-	4,006
Municipals	3,445	120	-	3,565
Small Business Administration	13	-	-	13
Corporate obligations	6,726	-	(3,768)	2,958
Marketable equity securities	1,740	-	(12)	1,728
Total	$301,620	$6,872	$(4,029)	$304,463

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value
Available for Sale Securities
Mortgage-backed securities
Government sponsored agencies	$119,017	$1,076	$(1,818)	$118,275
Collateralized mortgage obligations
Government sponsored agencies	112,615	1,251	(1,642)	112,224
Federal agencies	7,925	-	(104)	7,821
Municipals	2,460	33	(11)	2,482
Small Business Administration	16	-	-	16
Corporate obligations	6,888	-	(4,243)	2,645
Marketable equity securities	1,723	-	(21)	1,702
Total	$250,644	$2,360	$(7,839)	$245,165

The amortized cost and fair value of available-for-sale securities at June 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
Description Securities	Cost	Value
Security obligations due
Five to ten years	$985	$1,017
After ten years	13,184	9,512
	14,169	10,529
Mortgage-backed securities	178,036	181,634
Collateralized mortgage obligations	107,662	110,559
Small Business Administration	13	13
Marketable equity securities	1,740	1,728
Totals	$301,620	$304,463

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $1.5 million at June 30, 2011.

Gross gains of $75,000 and $320,000 resulting from sales of securities were realized for the six months ended June 30, 2011 and 2010, respectively.  There were no losses recognized on the sale of securities during this period in either 2011 or 2010.  Other-than-temporary impairment losses were recognized on securities for the six months ended June 30, 2011 and 2010 of $193,000 and $728,000, respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2011, was $38.9 million, a decrease from $141.3 million at December 31, 2010, which is approximately 13% and 58%, respectively, of the Bank's portfolio.  The Bank has continued to see an improvement since year-end due to increased values driven by lower market rates.

Based on evaluation of available evidence, management believes those securities stated at an amount less than their historical cost, other than those discussed below, are temporary.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
Mortgage-backed securities
Government sponsored agencies	$29,228	$(223)	$-	$-	$29,228	$(223)
Collateralized mortgage obligations
Government sponsored agencies	4,938	(26)	-	-	4,938	(26)
Corporate obligations	-	-	2,958	(3,768)	2,958	(3,768)
Marketable equity securities	-	-	1,728	(12)	1,728	(12)
Total temporarily impaired securities	$34,166	$(249)	$4,686	$(3,780)	$38,852	$(4,029)

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
Mortgage-backed securities
Government sponsored agencies	$69,971	$(1,818)	$-	$-	$69,971	$(1,818)
Collateralized mortgage obligations
Government sponsored agencies	58,466	(1,642)	-	-	58,466	(1,642)
Federal agencies	7,821	(104)	-	-	7,821	(104)
Municipals	661	(11)	-	-	661	(11)
Corporate obligations	-	-	2,645	(4,243)	2,645	(4,243)
Marketable equity securities	-	-	1,702	(21)	1,702	(21)
Total temporarily impaired securities	$136,919	$(3,575)	$4,347	$(4,264)	$141,266	$(7,839)

Mortgage-Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in MBSs and CMOs were caused by interest rate changes.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

Corporate Obligations

The Company’s unrealized loss on investments in corporate obligations primarily relates to investments in pooled trust preferred securities.  The unrealized losses were primarily caused by (a) a decrease in performance and regulatory capital at the underlying banks resulting from exposure to subprime mortgages and (b) a sector downgrade by several industry analysts.  The Company currently expects some of the securities to settle at a price less than the amortized cost basis of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security).  The Company has recognized a loss equal to the credit loss for these securities, establishing a new, lower amortized cost basis.  The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.  Because the Company does not intend to sell the investments and it is likely the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investments to be other-than-temporarily impaired at June 30, 2011.

MutualBank evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis.  During the quarter ended June 30, 2011, the Bank’s evaluation indicated no other-than-temporary impairment.  Impairment on securities is determined after analyzing the estimated cash flows to be received, underlying collateral and determining the amount of additional losses needed in the individual pools to create a shortfall in interest or principal payments.  All trust preferred securities were valued using a discounted cash flow analysis as of June 30, 2011.

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

The Company routinely conducts reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred.  Economic models are used to determine whether an other-than-temporary impairment has occurred on these securities.  While all securities are considered, the securities currently impacted by other-than-temporary impairment testing are pooled trust preferred securities.  For each pooled trust preferred security in the investment portfolio (including but not limited to those whose fair value is less than their amortized cost basis), an extensive, regular review is conducted to determine if an other-than-temporary impairment has occurred.  Various inputs to the economic models are used to determine if an unrealized loss is other-than-temporary.

The Bank’s trust preferred securities valuation was done with assistance of an independent third party.  The approach to determining fair value involved several steps including:

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

Pooled Trust Preferred Securities.MutualFirst Financial, Inc. has a current amortized cost in pooled trust preferred securities of $6.7 million, which had an original par value of $10.3 million.  These securities have a current fair value of $3.0 million.  The following table provides additional information related to the Bank’s investment in trust preferred securities as of June 30, 2011:

Deal	Class	Original Par	Book Value	Fair Value	Unrealized Loss	Realized Losses 2011	Lowest Rating	Number of Banks/Insurance Companies Currently Performing	Actual Deferrals/Defaults (as % of original collateral)	Total Projected Defaults (as a % of performing collateral)a	Excess Subordination (after taking into account best estimate of future deferrals/defaults)b
(Dollars in thousands)

Alesco Preferred Funding IX	A2A	$1,000	$898	$503	$395	$-	CCC-	41	19.72%	22.18%	39.87%
Alesco Preferred Funding XVII	C1	1,000	-	-	-	100	C
Preferred Term Securities XIII	B1	1,000	817	278	539	25	Ca	45	30.74%	22.43%	0.00%
Preferred Term Securities XVIII	C	1,000	913	338	575	-	Ca	52	24.26%	13.66%	4.67%
Preferred Term Securities XXVII	C1	1,000	707	163	544	-	C	33	28.14%	23.73%	0.00%
U.S. Capital Funding I	B1	3,000	2,891	1,392	1,499	-	Caa1	33	15.90%	15.57%	1.25%
U.S. Capital Funding III	B1	1,000	500	284	216	-	Ca	31	24.94%	15.48%	0.00%
U.S. Capital Funding V	B1	1,300	-	-	-	68	C

Total		$10,300	$6,726	$2,958	$3,768	$193

(a)	A 10% recovery is applied to all projected defaults. A 15% recovery is applied to all projected insurance defaults. No recovery is applied to current defaults.
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

The following tables provide information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

	Accumulated Credit Losses
	Three Months Ended
	2011	2010
Credit losses on debt securities held
Beginning of period	$(3,567)	$(4,482)
Net additions related to increases in previously recognized other-than-temporary losses	-	(151)

As of June 30,	$(3,567)	$(4,633)

	Accumulated Credit Losses
	Six Months Ended
	2011	2010
Credit losses on debt securities held
Beginning of year	$(3,374)	$(3,905)
Net additions related to increases in previously recognized other-than-temporary losses	(193)	(728)

As of June 30,	$(3,567)	$(4,633)

Note 5:  Accumulated Other Comprehensive Income

Other comprehensive income components and related taxes for the six months ended June 30, were as follows:

	2011	2010
Net unrealized gain on securities available-for-sale	$7,922	$4,737
Net unrealized gain on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	282	(138)
Net unrealized loss on derivative used for cash flow hedges	(43)	(365)

Less: reclassification adjustment for realized losses included in income	118	407
Other comprehensive income, before tax effect	8,279	4,641
Tax expense	2,920	1,598

Other comprehensive income	$5,359	$3,043

The components of accumulated other comprehensive gain (loss), included in stockholders’ equity, are as follows:

	June 30,	December 31,
	2011	2010
Net unrealized gain (loss) on securities available-for-sale	$6,611	$(1,236)
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(3,768)	(4,243)
Net unrealized loss on derivative used for cash flow hedges	(382)	(339)
Net unrealized loss relating to defined benefit plan liability	(251)	(251)
	2,210	(6,069)
Tax expense (benefit)	839	(2,081)

Net-of-tax amount	$1,371	$(3,988)

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  The Company uses a third-party provider to provide market prices on its securities.  Level 1 securities include the marketable equity securities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include mortgage-backed, collateralized mortgage obligations, small business administration, municipal, federal agency securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain corporate obligation securities.

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

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy used for such fair value measurements:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2011
Mortgage-backed securities
Government sponsored agencies	$181,634	$-	$181,634	$-
Collateralized mortgage obligations
Government sponsored agencies	110,559	-	110,559	-
Federal agencies	4,006	-	4,006	-
Municipals	3,565	-	3,565	-
Small Business Administration	13	-	13	-
Corporate obligations	2,958	-	-	2,958
Marketable equity securities	1,728	1,728	-	-

Available-for-sale securities	$304,463	$1,728	$299,777	$2,958

December 31, 2010
Mortgage-backed securities
Government sponsored agencies	$118,275	$-	$118,275	$-
Collateralized mortgage obligations
Government sponsored agencies	112,224	-	112,224	-
Federal agencies	7,821	-	7,821	-
Municipals	2,482	-	2,482	-
Small Business Administration	16	-	16	-
Corporate obligations	2,645	-	-	2,645
Marketable equity securities	1,702	1,702	-	-

Available-for-sale securities	$245,165	$1,702	$240,818	$2,645

The following is a reconciliation of the beginning and ending balances for the three months ended June 30, 2011 and 2010 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	2011	2010

Beginning balance, April 1	$2,924	$1,892

Total realized and unrealized gains and losses
Included in net income	-	(8)
Included in other comprehensive loss	21	861
Purchases, issuances and settlements	13	17
Transfers in/out of Level 3	-	-

Ending balance	$2,958	$2,762

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$(8)

The following is a reconciliation of the beginning and ending balances for the six months ended June 30, 2011 and 2010 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	2011	2010

Beginning balance, January 1	$2,645	$2,539

Total realized and unrealized gains (losses)
Included in net income	(193)	(401)
Included in other comprehensive income	475	589
Purchases, issuances and settlements	31	35
Transfers in/out of Level 3	-	-

Ending balance	$2,958	$2,762

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(193)	$(401)

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

Impaired Loans (Collateral Dependent)

Loans for which it is probable that Mutual will not collect all principal and interest due according to contractual terms are measured for impairment.  An allowable method for determining the amount of impairment includes estimating fair value using the fair value of the collateral for collateral dependent loans.

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

The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the ASC 820 fair value hierarchy used for such fair value measurements:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3

June 30, 2011
Impaired loans	$8,084	$-	$-	$8,084
Other real estate owned	203	-	-	203
Mortgage servicing rights	3,198	-	-	3,198

December 31, 2010
Impaired loans	$15,204	$-	$-	$15,204
Other real estate owned	1,030	-	-	1,030
Mortgage servicing rights	3,349	-	-	3,349
Loans held for sale	5,057	5,057	-	-

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated condensed balance sheets as of June 30, 2011 and December 31, 2010, are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$34,287	$34,287	$26,821	$26,821
Loans held for sale	654	658	10,483	10,483
Loans	949,483	965,108	978,901	997,018
Stock in FHLB	14,391	14,391	16,682	16,682
Interest receivable	4,564	4,564	4,627	4,627

Liabilities
Deposits	$1,161,570	$1,124,960	$1,121,569	$1,080,131
FHLB advances	106,656	110,249	128,537	133,258
Other borrowings	12,794	13,432	13,167	14,067
Interest payable	732	732	995	995
Advances by borrowers for taxes and insurance	1,855	1,855	1,661	1,661

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

Note 7: Loans

Categories of loans at June 30, 2011 and December 31, 2010 include:

	June 30,	December 31,
	2011	2010
Commercial
Real estate	$208,650	$199,517
Construction and development	24,972	49,803
Other	65,342	64,611
	298,964	313,931

Residential Mortgage
One- to four- family	455,192	458,019

Consumer loans
Auto	14,412	16,047
Residential	99,142	103,566
Boat/RVs	92,601	102,015
Other	7,159	6,157
	213,314	227,785
Total loans	967,470	999,735

Undisbursed loans in process	(4,598)	(7,212)
Unamortized deferred loan costs, net	2,568	2,750
Allowance for loan losses	(15,957)	(16,372)
Net loans	$949,483	$978,901

The risk characteristics of each loan portfolio segment are as follows:

Commercial real estate

These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.

Construction and Development

Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analyses of absorption and lease rates and financial analyses of the developers and property owners. Construction loans are generally based on estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Commercial other

Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Residential and Consumer

With respect to residential loans that are secured by 1-4 family residences and are primarily owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires PMI if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

Non-accrual loans, segregated by class of loans, as of June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
Commercial
Real Estate	$5,571	$6,040
Construction and development	4,864	7,399
Other	1,144	1,019
Residential Mortgage	9,520	12,012
Consumer
Real estate	1,823	2,716
Auto	13	16
Boat/RV	614	870
Other	103	111

	$23,652	$30,183

An age analysis of Company’s past due loans, segregated by class of loans, as of June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Commercial
Real Estate	$7,145	$258	$5,571	$12,974	$195,676	$208,650	$-
Construction and development	4,010	-	4,864	8,874	16,098	24,972	-
Other	1,715	39	1,144	2,898	62,444	65,342	-
Residential Mortgage	8,437	4,263	10,506	23,206	431,986	455,192	986
Consumer
Real estate	1,309	449	1,869	3,627	95,515	99,142	46
Auto	85	18	13	116	14,296	14,412	-
Boat/RV	2,008	979	620	3,607	88,994	92,601	6
Other	71	10	103	184	6,975	7,159	-

	$24,780	$6,016	$24,690	$55,486	$911,984	$967,470	$1,038

December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Commercial
Real Estate	$1,883	$139	$6,040	$8,062	$191,455	$199,517	$-
Construction and development	398	205	7,399	8,002	41,801	49,803	-
Other	4,067	173	1,019	5,259	59,352	64,611	-
Residential Mortgage	10,386	4,367	13,461	28,214	429,805	458,019	1,449
Consumer
Real estate	1,920	1,754	2,755	6,429	97,137	103,566	39
Auto	157	74	21	252	15,795	16,047	4
Boat/RV	3,215	957	924	5,096	96,919	102,015	54
Other	281	60	110	451	5,706	6,157	-

	$22,307	$7,729	$31,729	$61,765	$937,970	$999,735	$1,546

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

The following tables present impaired loans for the quarter and year-to-date ended June 30, 2011 and year ended December 31, 2010.

	June 30, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans Quarter	Average Investment in Impaired Loans YTD	Interest Income Recognized Quarter	Interest Income Recognized YTD
Loans without a specific valuation allowance
Commercial
Real Estate	$2,261	$2,348	$-	$2,277	$3,611	$14	$30
Construction and development	4,940	7,851	-	4,992	5,983	-	9
Other	752	752	-	754	757		-
Residential Mortgage	4,384	6,285	-	5,182	5,490	27	68

Loans with a specific valuation allowance
Commercial
Real Estate	2,132	2,647	640	2,141	2,054	21	43
Construction and development	7,618	7,818	943	7,655	7,755	64	155
Other	-	-	-	-	-		-
Residential Mortgage	507	507	102	508	508	2	7

Total
Commercial	$17,703	$21,416	$1,583	$17,819	$20,160	$99	$237
Residential	$4,891	$6,792	$102	$5,690	$5,998	$29	$75

	December 31, 2010
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial
Real Estate	$5,222	$5,699	$-	$3,826	$137
Construction and development	2,241	2,441	-	2,390	27
Other	762	762	-	388	12
Residential Mortgage	6,419	6,419	-	4,580	183

Loans with a specific valuation allowance
Commercial
Real Estate	5,324	5,724	515	5,395	329
Construction and development	6,760	6,760	825	4,238	226
Other	-	-	-
Residential Mortgage	509	509	69	128	-

Total
Commercial	$20,309	$21,386	$1,340	$16,237	$731
Residential	$6,928	$6,928	$69	$4,708	$183

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2011 and December 31, 2010.

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

June 30, 2011

Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real estate	Construction and Development	Other

Pass	$178,279	$8,176	$53,835
Special Mention	10,966	5,410	8,113
Substandard	17,150	10,410	2,538
Doubtful	2,255	976	856

Total	$208,650	$24,972	$65,342

Retail Credit Exposure Credit Risk Profile
	Mortgage	Consumer
	Residential	Real Estate	Auto	Boat/RV	Other

Pass	$440,386	$96,592	$14,335	$91,666	$6,885
Substandard	14,806	2,550	77	935	274

Total	$455,192	$99,142	$14,412	$92,601	$7,159

December 31, 2010

Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real estate	Construction and Development	Other

Pass	$168,855	$22,046	$56,587
Special Mention	9,934	10,313	5,471
Substandard	18,190	17,411	1,665
Doubtful	2,538	33	888

Total	$199,517	$49,803	$64,611

Retail Credit Exposure Credit Risk Profile
	Mortgage	Consumer
	Residential	Real Estate	Auto	Boat/RV	Other
Pass	$440,296	$99,041	$16,031	$101,097	$5,977
Substandard	17,723	4,525	16	918	180

Total	$458,019	$103,566	$16,047	$102,015	$6,157

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

The general allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of such loans or pools of loans. Changes in risk evaluations of both performing and nonperforming loans affect the amount of the general allowance. Loss factors are based on our historical loss experience as well as on significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the prior three years.  Management believes the three year historical loss experience methodology is appropriate in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed.

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six-month periods ended June 30, 2011 and year ended December 31, 2010.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses on other segments.

	Three Months Ended June 30, 2011

	Commercial			Mortgage	Consumer
	Real Estate	Other	Construction and Development	Residential	Real Estate	Auto	Boat/RV	Other	Total
Allowance for loan losses:
Balance, beginning of year	$6,898	$1,638	$965	$2,195	$1,616	$254	$2,088	$143	$15,797
Provision charged to expense	350	-	230	700	209	-	100	111	1,700
Losses charged off	292	-	-	819	170	17	345	121	1,764
Recoveries	1	-	-	59	1	24	132	7	224
Balance, end of period	$6,957	$1,638	$1,195	$2,135	$1,656	$261	$1,975	$140	$15,957

Ending balance:
Individually evaluated for impairment	$640	$-	$943	$102	$-	$-	$-	$-	$1,685
Collectively evaluated for impairment	$6,317	$1,638	$252	$2,033	$1,656	$261	$1,975	$140	$14,272

Loans:
Ending balance
Individually evaluated for impairment	$4,393	$752	$12,558	$4,892	$-	$-	$-	$-	$22,595
Collectively evaluated for impairment	$204,257	$64,590	$12,414	$450,300	$99,142	$14,412	$92,601	$7,159	$944,875

	Six Months Ended June 30, 2011
	Commercial			Mortgage	Consumer
	Real Estate	Other	Construction and Development	Residential	Real Estate	Auto	Boat/RV	Other	Total
Allowance for loan losses:
Balance, beginning of year	$7,097	$1,717	$1,310	$2,212	$1,616	$250	$2,008	$162	$16,372
Provision charged to expense	400	-	2,830	2,000	209	10	310	141	5,900
Losses charged off	541	79	2,945	2,180	171	25	719	176	6,836
Recoveries	1	-	-	103	2	26	376	13	521
Balance, end of period	$6,957	$1,638	$1,195	$2,135	$1,656	$261	$1,975	$140	$15,957

Ending balance:
Individually evaluated for impairment	$640	$-	$943	$102	$-	$-	$-	$-	$1,685
Collectively evaluated for impairment	$6,317	$1,638	$252	$2,033	$1,656	$261	$1,975	$140	$14,272

Loans:
Ending balance
Individually evaluated for impairment	$4,393	$752	$12,558	$4,892	$-	$-	$-	$-	$22,595
Collectively evaluated for impairment	$204,257	$64,590	$12,414	$450,300	$99,142	$14,412	$92,601	$7,159	$944,875

	December 31, 2010
	Commercial			Mortgage	Consumer
	Real Estate	Other	Construction and Development	Residential	Real Estate	Auto	Boat/RV	Other	Total
Allowance for loan losses:
Balance, beginning of year	$7,072	$1,721	$1,210	$2,359	$1,588	$207	$2,144	$113	$16,414
Provision charged to expense	1,300	180	300	2,900	940	86	1,100	244	7,050
Losses charged off	1,343	209	200	3,345	914	62	1,339	880	8,292
Recoveries	68	25	-	298	2	19	103	685	1,200
Balance, end of period	$7,097	$1,717	$1,310	$2,212	$1,616	$250	$2,008	$162	$16,372

Ending balance:
Individually evaluated for impairment	$515	$-	$825	$69	$-	$-	$-	$-	$1,409
Collectively evaluated for impairment	$6,582	$1,717	$485	$2,143	$1,616	$250	$2,008	$162	$14,963
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance
Individually evaluated for impairment	$10,546	$762	$9,001	$6,928	$-	$-	$-	$-	$27,237
Collectively evaluated for impairment	$188,971	$63,849	$40,802	$451,091	$103,566	$16,047	$102,015	$6,157	$972,498

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral.

Consistent with regulatory guidance, charge-offs on all loan segments are taken when specific loans, or portions thereof, are considered uncollectible. The Company’s policy is to promptly charge these loans off in the period the uncollectible loss is reasonably determined.

For all loan portfolio segments except 1-4 family residential properties and consumer, the Company promptly charges-off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

The Company charges-off 1-4 family residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down of 1-4 family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 180 days past due, charge-off of unsecured open-end loans when the loan is 180 days past due, and charge down to the net realizable value when other secured loans are 120 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

Information on non-performing assets, including restructured loans, is provided below:

	June 30,
	2011	2010
Non-performing assets
Non-accrual loans	$23,652	$23,570
Accruing loans 90 days + past due	1,038	876
Restructured loans	5,431	1,224
Total non-performing loans	30,121	25,670
Real estate owned	7,151	6,171
Other repossessed assets	937	1,318
Non-performing securities	-	100
Total non-performing assets	$38,209	$33,259

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

Mutual subsidiaries include, Mutual Federal Investment Company (“MFIC”) and Mishawaka Financial Services.  MFIC is a Nevada corporation holding approximately $233 million in investments.  MFIC currently owns one subsidiary, Mutual Federal REIT.  The assets of Mutual Federal REIT consist of approximately $71 million in one-to four-family mortgage loans.  Mishawaka Financial Services is engaged in the sale of life and health insurance to customers of the Bank.

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

It has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities, and thereby reduce the impact interest rate changes have on our net interest income.  Historically, strategies employed to accomplish this objective have been to increase the origination of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of consumer and commercial loans to total loans has increased from 44% at the end of 2004 to 53% as of June 30, 2011.  As we continue to increase our investment in business-related loans, which are considered to entail greater risks than one-to four- family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses has increased to reflect this increased risk.  On the liability side of the balance sheet, the Company is employing strategies to increase the balance of core deposit accounts, such as low cost checking and money market accounts. The percentage of core deposits to total deposits was 43% at June 30, 2011, compared to 36% at the end of 2004.  The remaining total deposits are mostly retail certificates of deposit, which continue to provide stable funding for the Company.  These are ongoing strategies that are dependent on current market conditions and competition.

During the first half of 2011, in keeping with its strategic objective to reduce interest rate risk exposure, the Company also sold $20.7 million of long term fixed rate loans that were originated as held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income.  The negative impact was offset by recognizing a gain on the sale of these loans of $441,000 and by using a portion of the proceeds to make purchases in the investment portfolio.

Another important source of revenue for the Company is non-interest income.  Non-interest income is primarily made up of recurring income from service fee income on checking accounts and commissions from the Company’s trust and brokerage business.  Non-interest income also includes gains on sale of loans and investments and increases in cash surrender value of life insurance.  Overall, the Company continues to anticipate less service fee income off of checking accounts than in previous periods due to continued regulations.  The Company’s trust business is a source of recurring revenue that may fluctuate dependent on movement in the stock market.  The Company’s objective is to increase non-interest income by growing its trust and wealth management area, but in the short run non-interest expense may increase as proper infrastructure is put in place to support a higher level of non-interest income.

Financial Condition

Assets increased $23.0 million as of June 30, 2011 compared to December 31, 2010, primarily due to the $59.3 million increase in investment securities which were partially offset by decreases in gross loans held for investment and sale of $39.7 million.  The increase in investment securities was in shorter term government agency mortgage backed securities and was primarily funded by proceeds from loan payments and increased deposits.  The decrease in loans from year-end includes the following changes in the portfolio.  Consumer loans decreased $14.5 million, or 6.4%, commercial loans decreased $15.0 million, or 4.8%, and residential mortgage loans held in the portfolio decreased $395,000 or 0.1%. Residential mortgage loans held for sale decreased $9.8 million and mortgage loans sold during the first half of 2011 totaled $20.7 million compared to $23.0 million sold during the first half of last year. The decrease in consumer lending was a result of pay-downs and decreased loan demand.  The decrease in commercial loans was a result of several commercial loans paying down, some of which were loans of concern for the Bank, and net charge-offs of $3.6 million in the first half of 2011.  Mortgage loan balances continue to decline as the Bank has sold a majority of its fixed rate production.  In the second quarter of 2011, gross loans held for investment and sale stabilized, decreasing $474,000 compared to a decrease of $39.2 million in the first quarter of 2011.

Allowance for loan losses decreased by $415,000, to $16.0 million as of June 30, 2011 compared to December 31, 2010, but increased $160,000 from March 31, 2011.  Net charge offs in the second quarter were $1.5 million, or .64% of total loans on an annualized basis, compared to $4.8 million, or 1.94% of total loans on an annualized basis in the first quarter of 2011. The allowance for loan losses to non-performing loans as of June 30, 2011 was 52.98% compared to 52.97% as of March 31, 2011 and 42.16% as of December 31, 2010.  The allowance for loan losses to total loans as of June 30, 2011 was 1.65%, an increase from 1.64% as of March 31, 2011 and December 31, 2010.

Deposits increased by $40.0 million as the Bank has seen increased activity in all of its markets for core deposit relationships in the first half of 2011.  The increase in deposits has been primarily in core transactional accounts, which increased $46.7 million, while certificates of deposit decreased $6.7 million in the first half of 2011. Core transactional deposits increased to 43% of the Bank’s total deposits as of June 30, 2011 compared to 40% as of December 31, 2010. The increase in deposits allowed the Bank to retire higher rate maturing debt, mainly FHLB advances, of $21.9 million in the first half of 2011.Stockholders’ equity was $136.0 million at June 30, 2011, an increase of $4.9 from December 31, 2010. The increase was due primarily to unrealized gains on securities of $5.4 million and net income of $987,000. This increase was partially offset by dividend payments of $838,000 to common shareholders and $810,000 to preferred shareholders.  The Company’s tangible book value per share as of June 30, 2011 increased to $14.27 compared to $13.49 as of December 31, 2010 and tangible common equity ratio was 7.19% as of June 30, 2011 compared to 6.93% as of December 31, 2010.  The Bank’s risk-based capital ratio was well in excess of “well-capitalized” levels as defined by all regulatory standards as of June 30, 2011.

Comparison of the Operating Results

Net interest income before the provision for loan losses decreased $324,000 for the quarter ended June 30, 2011 compared to the same period in 2010.  The decrease was a result of the decline in the net interest margin from 3.23% in the second quarter of 2010 to 3.19% in the second quarter of 2011 and a decline in average earning assets of $22.9 million.  The decline was in part due to the transfer and sale of the held-to-maturity portfolio in the second half of 2010 and reduced loan balances.  On a linked quarter basis, net interest income before the provision for loan losses increased $239,000 as net interest margin increased by 5 basis points and average earning assets increased by $9.6 million.

The provision for loan losses for the second quarter of 2011 increased to $1.7 million compared to $1.5 million during last year’s comparable period.  The increase was attributable to increased non-performing loans and non-performing assets when compared to June 30, 2010.  Non-performing loans to total loans at June 30, 2011 was 3.12% compared to 2.49% at June 30, 2010.  Although there was an increase in non-performing loans to total loans at June 30, 2011 compared to the same period the prior year, non-performing loans to total loans improved from 3.90% at December 31, 2010.  Non-performing assets to total assets were 2.67% at June 30, 2011 compared to 2.31% at June 30, 2010.  Net charge offs for the second quarter of 2011 were $1.5 million, or .64% of loans on an annualized basis compared to $1.9 million, or .74% of loans on an annualized basis in the second quarter of 2010.

The following is a summary of changes in non-interest (other) income:

	Three Months Ended		Amount	Percent
Non-Interest Income	6/30/2011	6/30/2010	Change	Change
Service fee income	$1,726	$1,888	$(162)	-8.6%
Net realized gain (loss) on sale of securities	1	35	(34)	-97.1%
Equity in losses of limited partnerships	(116)	(128)	12	-9.4%
Commissions	1,005	1,082	(77)	-7.1%
Net gains on sales of loans	349	209	140	67.0%
Net servicing fees	18	32	(14)	-43.8%
Increase in cash surrender value of life insurance	374	372	2	0.5%
Loss on sale of other real estate and repossessed assets	(62)	(326)	264	-81.0%
Net other-than-temporary losses on securities	-	(151)	151	-100.0%
Other income	17	55	(38)	-69.1%

Total Non-Interest Income	$3,312	$3,068	$244	8.0%

Non-interest income for the second quarter of 2011 was $3.3 million, an increase of $244,000 compared to the second quarter of 2010.  Regulatory changes on overdrafts in July of 2010 resulted in the Company’s reduced service charges on deposit accounts in the second quarter of 2011 compared to the second quarter of 2010.  Gain on loan sales increased primarily due to a recovery of $205,000 on previously written down mortgage servicing rights.  Other-than-temporary impairment losses decreased in the second quarter 2011 compared to the second quarter 2010, as the trust preferred securities stabilized.  On a linked quarter basis, non-interest income increased, primarily in service charges on deposit accounts, due to the seasonality of some services, and the above mentioned increase in gain on loan sales and reduction of other-than-temporary losses.

The following is a summary of changes in non-interest (other) expense:

	Three Months Ended		Amount	Percent
Non-Interest Expense	6/30/2011	6/30/2010	Change	Change
Salaries and employee benefits	$5,340	$5,332	$8	0.2%
Net occupancy expenses	659	582	77	13.2%
Equipment expenses	502	494	8	1.6%
Data processing fees	379	388	(9)	-2.3%
Automated teller machine	228	296	(68)	-23.0%
Deposit insurance	332	453	(121)	-26.7%
Professional fees	376	243	133	54.7%
Advertising and promotion	300	306	(6)	-2.0%
Software subscriptions and publications	313	403	(90)	-22.3%
Intangible amortization	305	353	(48)	-13.6%
Repossessed assets expense	306	288	18	6.3%
Other expenses	961	1,021	(60)	-5.9%

Total Non-Interest Expense	$10,001	$10,159	$(158)	-1.6%

Non-interest expense decreased $158,000 when comparing the second quarter of 2011 with that of 2010.  FDIC expense related to deposit insurance decreased due to the new FDIC fee structure.  Software subscriptions and maintenance and ATM expenses also decreased in the second quarter of 2011 compared to the same period in 2010.  These decreases were partially offset by an increase in professional fees primarily due to increased legal costs relating to foreclosures.

Income tax expense remained fairly constant for the three months ended June 30, 2011, compared to the same period in 2010, by only decreasing by $2,000.  The effective tax rate increased to 22.4% from 21.5% due to a decrease in low income housing credits when comparing the quarter ended June 2011 to June 2010.

Comparison of the Operating Results for the Six Months

Net interest income before the provision for loan losses decreased $497,000 for the first half of 2011 compared to the same period in 2010.  The decrease was a result of the decline in the net interest margin from 3.20% in the first half of 2010 to 3.16% in the first half of 2011 and the decline in average earning assets of $13.5 million.  The decline was primarily due to the lower yield on investments and decrease in the loan portfolio.

The provision for loan losses for the first half of 2011 increased to $5.9 million compared to $3.1 million during last year’s comparable period.  The increase was primarily due to net charge offs of $4.8 million in the first quarter of 2011.  The charge offs were for previously identified problem loans that were mostly collateralized by real estate.  The charge-offs were taken after updated appraisals were obtained in the late first quarter and early second quarter which  indicated continued decline of market values for commercial and mortgage real estate loans.  Non-performing loans to total loans at June 30, 2011 were 3.12% compared to 3.90% at December 31, 2010.  This decrease in non-performing loans was in all segments of our portfolio.  Non-performing assets to total assets were 2.67% at June 30, 2011 compared to 3.20% at December 31, 2010.

The following is a summary of changes in non-interest (other) income:

	Six Months Ended		Amount	Percent
Non-Interest Income	6/30/2011	6/30/2010	Change	Change
Service fee income	$3,330	$3,627	$(297)	-8.2%
Net realized gain (loss) on sale of securities	75	320	(245)	-76.6%
Equity in losses of limited partnerships	(149)	(255)	106	-41.6%
Commissions	1,956	2,024	(68)	-3.4%
Net gains on sales of loans	441	564	(123)	-21.8%
Net servicing fees	44	68	(24)	-35.3%
Increase in cash surrender value of life insurance	725	755	(30)	-4.0%
Loss on sale of other real estate and repossessed assets	(336)	(539)	203	-37.7%
Net other-than-temporary losses on securities	(193)	(728)	535	-73.5%
Other income	66	159	(93)	-58.5%

Total Non-Interest Income	$5,959	$5,995	$(36)	-0.6%

Non-interest income for the first half of 2011 was $6.0 million, a decrease of $36,000 compared to the first half of 2010.  Service charges on deposit accounts decreased primarily due to regulatory changes, gain on sale of investments decreased primarily due to fewer sales of investment securities and gain on loan sales decreased due to decreased loan production.  These decreases were offset by the stabilization of values for trust preferred securities, which resulted in a decrease in other-than-temporary impairment.

The following is a summary of changes in non-interest (other) expense:

	Six Months Ended		Amount	Percent
Non-Interest Expense	6/30/2011	6/30/2010	Change	Change
Salaries and employee benefits	$10,863	$10,668	$195	1.8%
Net occupancy expenses	1,335	1,243	92	7.4%
Equipment expenses	982	979	3	0.3%
Data processing fees	780	798	(18)	-2.3%
Automated teller machine	535	576	(41)	-7.1%
Deposit insurance	840	899	(59)	-6.6%
Professional fees	736	585	151	25.8%
Advertising and promotion	600	604	(4)	-0.7%
Software subscriptions and publications	631	800	(169)	-21.1%
Intangible amortization	614	706	(92)	-13.0%
Repossessed assets expense	467	541	(74)	-13.7%
Other expenses	1,819	1,881	(62)	-3.3%

Total Non-Interest Expense	$20,202	$20,280	$(78)	-0.4%

Non-interest expense decreased $78,000 when comparing the first half of 2011 with that of 2010.  Salaries and benefits increased during the first half of 2011 compared to the same period in 2010.  This increase was primarily due to less compensation deferrals because of decreased loan production and significant increases in unemployment taxes paid to local and federal governments during the first part of the year.  Software subscriptions and publications expense decreased but was offset by an increase in professional fees.

For the six-month period ended June 30, 2011, income tax expense decreased $1.2 million compared to the same period in 2010. The decrease was due primarily to a decrease in taxable income in the first quarter of 2011. The effective tax rate also decreased from 22.7% to (35.9%) due to a decrease in taxable income when comparing the first half of 2011 to the first half of 2010, respectively.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year.  As of June 30, 2011, Mutual had liquid assets of $317.1 million and a liquidity ratio of 26.53% compared to 22.44% at December 31, 2010. This elevated level of liquidity is primarily a result of increased cash and investment portfolio due to the growth in deposits in the first six months of 2011.  Higher levels of liquidity do not generate as much income as loans, in general; however, management believes it is prudent to have additional liquidity at this time.  The liquidity ratio will fluctuate throughout the year as excess liquidity is used to originate loans and pay down FHLB advances as they mature.  The Company believes the current available liquidity will be sufficient to meet the needs of the Company throughout 2011.

Mutual continues to maintain capital ratios which exceed “well-capitalized” levels as defined pursuant to all regulatory standards as of June 30, 2011.  Mutual’s current total regulatory capital ratios as of June 30, 2011 are core capital, 9.10%; Tier I risk-based capital, 13.09%; and total risk-based capital, 14.34%.  This is compared to the December 31, 2010 ratios of: core capital, 9.18%; Tier I risk-based capital, 12.54%; and total risked-based capital, 13.79%.  Risk-based capital improved from December 31, 2010 due to changes in the balance sheet that reduced risk-weighted assets.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Presented below as of June 30, 2011 and 2010, is an analysis of Mutual’s interest rate risk as measured by changes in Mutual’s net portfolio value (“NPV”) assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments.

June 30, 2011

Net Portfolio Value

Changes								NPV as % of PV of Assets
In Rates		$ Amount		$ Change		% Change		NPV Ratio	Change

+300	bp	168,048		-26,884		-14%		12.52%	-100	bp
+200	bp	181,040		-13,893		-7%		13.16%	-36	bp
+100	bp	191,741		-3,191		-2%		13.59%	-8	bp
0	bp	194,932						13.52%
-100	bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)
-200	bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)
-300	bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)

June 30, 2010

Net Portfolio Value

Changes								NPV as % of PV of Assets
In Rates		$ Amount		$ Change		% Change		NPV Ratio	Change

+300	bp	185,560		-17,901		-9%		13.39%	-45	bp
+200	bp	196,644		-6,817		-3%		13.89%	5	bp
+100	bp	204,032		571		0%		14.12%	28	bp
0	bp	203,461						13.84%
-100	bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)
-200	bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)
-300	bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)

n/m(1) - not meaningful because certain market interest rates would be below zero at that level of rate shock.

The analysis at June 30, 2011, indicates that there have been no material changes in market interest rates for Mutual’s interest rate sensitivity instruments which would cause a material change in the market risk exposures that affect the quantitative and qualitative risk disclosures as presented in item 7A of the Company’s annual report on Form 10-K for the period ended December 31, 2010.  The low level of interest rate risk exposure of Mutual is primarily due to the current structure of the balance sheet and the continuous sale of originated long term fixed-rate loans.

ITEM - 4 Controls and Procedures.

(a)
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(c) under the Securities Exchange Act of 1934 (the “Act”), as of June 30, 2011 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period preceding the filing of this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Act) that occurred during the quarter ended June 30, 2011 that have materially affected, or are likely to materially affect our internal control over financial reporting.

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

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price	As Part of Publicly	Be Purchased
	Shares Purchased	Per Share	Announced Plan	Under the Plan
				330,000	(1)
April 1, 2011 - April 30, 2011	-	$0.00	-	330,000
May 1, 2011 - May 31, 2011	-	0.00	-	330,000
June 1, 2011 - June 30, 2011	-	0.00	-	330,000

	-	$0.00	-

(1)  Amount represents the number of shares available to be repurchased under the plan as of March 31, 2011

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
Index to Exhibits
Number	Description

31.1	Rule 13a – 14(a) Certification – Chief Executive Officer

31.2	Rule 13a – 14(a) Certification – Chief Financial Officer

32	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MutualFirst Financial, Inc.

Date: August 11, 2011	By:	/s/ David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: August 11, 2011	By:	/s/ Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer