Form 10-Q
period 2011-09-30
MUTUALFIRST FINANCIAL INC
filed 2011-11-10
CIK 1094810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

  or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the transition period from ________ to ________

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
The number of shares of the Registrant’s common stock, with $.01 par value, outstanding as of November 6, 2011 was 6,987,586.

FORM 10 – Q
MutualFirst Financial, Inc.

PART 1     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)

Assets
Cash	$17,740,203	$9,288,748
Interest-bearing demand deposits	20,106,263	17,531,932
Cash and cash equivalents	37,846,466	26,820,680
Investment securities available for sale	288,529,402	245,165,189
Loans held for sale	1,392,461	10,482,734
Loans	959,706,495	995,273,005
Allowance for loan losses	(16,481,279)	(16,372,093)
Net loans	943,225,216	978,900,912
Accounts receivable	25,687,452	2,660,141
Premises and equipment	31,815,878	32,966,112
Federal Home Loan Bank of Indianapolis stock, at cost	14,390,700	16,682,200
Investment in limited partnerships	3,240,713	3,623,564
Cash surrender value of life insurance	46,673,286	45,565,611
Prepaid FDIC premium	3,119,955	4,207,592
Core deposit and other intangibles	3,639,568	4,533,085
Deferred income tax benefit	15,589,875	20,030,022
Income tax receivable	2,741,258	1,412,938
Other assets	14,717,362	13,850,761

Total assets	$1,432,609,592	$1,406,901,541

Liabilities
Deposits
Non-interest-bearing	$131,646,557	$113,454,542
Interest bearing	1,046,474,511	1,008,114,181
Total deposits	1,178,121,068	1,121,568,723
Federal Home Loan Bank advances	94,634,420	128,537,407
Other borrowings	12,604,302	13,167,316
Other liabilities	13,950,658	12,488,073
Total liabilities	1,299,310,448	1,275,761,519

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $.01 par value
Authorized --- 5,000,000 shares Issued and outstanding --- 28,923 and 32,382 shares, respectively; liquidation preference $1,000 per share	289	324
Common stock, $.01 par value
Authorized --- 20,000,000 shares Issued and outstanding ---6,987,586 and 6,984,754 shares, respectively	69,876	69,847
Additional paid-in capital - preferred stock	28,922,711	31,829,779
Additional paid-in capital - common stock	71,553,457	72,424,460
Retained earnings	31,123,946	31,757,156
Accumulated other comprehensive income (loss)	2,343,871	(3,988,158)
Unearned employee stock ownership plan (ESOP) shares	(715,006)	(953,386)
Total stockholders' equity	133,299,144	131,140,022

Total liabilities and stockholders' equity	$1,432,609,592	$1,406,901,541

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2011	2010	2011	2010
Interest Income
Loans receivable, including fees	$12,991,790	$14,908,465	$40,091,062	$45,651,477
Investment securities:
Mortgage-backed securities	1,963,266	1,420,310	5,804,669	4,489,600
Federal Home Loan Bank stock	107,239	69,677	315,180	255,481
Other investments	170,205	278,768	459,617	829,343
Deposits with financial institutions	16,891	48,068	68,505	146,933
Total interest income	15,249,391	16,725,288	46,739,033	51,372,834

Interest Expense
Passbook savings	26,713	34,596	98,362	104,524
Certificates of deposit	3,458,636	4,123,081	11,006,387	12,623,190
Daily Money Market accounts	127,628	157,984	370,300	460,905
Demand and NOW accounts	291,675	242,598	885,872	697,529
Federal Home Loan Bank advances	741,230	1,319,229	2,485,575	4,802,345
Other interest expense	207,921	233,067	628,164	703,318
Total interest expense	4,853,803	6,110,555	15,474,660	19,391,811

Net Interest Income	10,395,588	10,614,733	31,264,373	31,981,023
Provision for losses on loans	3,200,000	2,225,000	9,100,000	5,275,000
Net Interest Income After Provision for Loan Losses	7,195,588	8,389,733	22,164,373	26,706,023

Other Income
Service fee income	1,862,120	1,829,034	5,192,782	5,456,161
Net realized gain (loss) on sale of securities	1,763,960	(380,786)	1,839,316	(60,510)
Equity in losses of limited partnerships	(106,614)	(127,617)	(255,893)	(382,449)
Commissions	878,886	896,291	2,834,601	2,919,960
Net gains on sales of loans	244,867	845,967	685,571	1,409,654
Net servicing fees (loss)	(336,711)	33,722	(292,465)	101,927
Increase in cash surrender value of life insurance	345,772	630,289	1,070,733	1,385,474
Loss on sale of other real estate and repossessed assets	(22,127)	(159,471)	(358,264)	(698,602)
Other-than-temporary losses on securities
Total other-than-temporary losses	0	(98,575)	(723,338)	(2,136,555)
Portion of loss recognized in other comprehensive income (before taxes)	0	0	529,896	1,310,285
Net impairment losses recognized in earnings	0	(98,575)	(193,442)	(826,270)
Other income	34,034	14,862	100,555	173,658
Total other income	4,664,187	3,483,716	10,623,494	9,479,003

Other Expenses
Salaries and employee benefits	5,240,059	5,314,547	16,103,385	15,982,278
Net occupancy expenses	582,515	628,593	1,917,019	1,871,424
Equipment expenses	504,574	480,364	1,486,945	1,459,569
Data processing fees	373,318	363,035	1,153,319	1,161,504
Automated teller machine	240,693	294,474	776,018	869,944
Deposit insurance	330,182	465,230	1,169,883	1,364,521
Professional fees	433,123	305,954	1,169,000	891,404
Advertising and promotion	453,258	296,000	1,053,040	899,984
Software subscriptions and maintenance	338,050	377,081	968,687	1,176,902
Intangible amortization	279,600	327,408	893,517	1,033,368
Other real estate and repossessed assets	279,155	148,037	746,257	689,519
Other expenses	981,955	972,880	2,801,255	2,853,566
Total other expenses	10,036,482	9,973,603	30,238,325	30,253,983

Income Before Income Tax	1,823,293	1,899,846	2,549,542	5,931,043
Income tax expense	375,000	279,000	114,000	1,192,000

Net Income	1,448,293	1,620,846	2,435,542	4,739,043
Preferred stock dividends and accretion	851,891	450,766	1,753,423	1,352,298
Net Income Available to Common Shareholders	$596,402	$1,170,080	$682,119	$3,386,745

Basic earnings per common share	$0.09	$0.17	$0.10	$0.49

Diluted earnings per common share	$0.09	$0.17	$0.10	$0.49

Dividends per common share	$0.06	$0.06	$0.18	$0.18

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY
Consolidated Condensed Statement of Stockholders' Equity
For the Period Ended September 30, 2011
(Unaudited)

	Common Stock			Preferred Stock					Accumulated
			Additional			Additional			Other	Unearned
	Shares		paid-in	Shares		paid-in	Comprehensive	Retained	Comprehensive	ESOP
	Outstanding	Amount	capital	Outstanding	Amount	capital	Income	Earnings	Income (Loss)	shares	Total

Balances, January 1, 2011	6,984,754	$69,847	$72,424,460	32,382	$324	$31,829,779		$31,757,156	$(3,988,158)	$(953,386)	$131,140,022

Comprehensive income

Net income for the period							$2,435,542	2,435,542			2,435,542

Other comprehensive income, net of tax

Net unrealized gain on securities							6,438,501		$6,438,501		6,438,501

Net unrealized loss on derivatives							(106,472)		(106,472)		(106,472)

Comprehensive income							$8,767,571

ESOP shares earned			(26,802)							238,380	211,578

Accretion of discount on preferred stock						551,897		(551,897)			0

Share-based compensation			39,086								39,086

Stock options exercised	2,832	29	16,907								16,936

Preferred stock issued				28,923	289	28,922,711					28,923,000

Stock and warrants repurchased and retired			(900,194)	(32,382)	(324)	(32,381,676)					(33,282,194)

Cash dividends ($.18 per common share)								(1,257,555)			(1,257,555)

Cash dividends - preferred stock								(1,259,300)			(1,259,300)

Balances, September 30, 2011	6,987,586	$69,876	$71,553,457	28,923	$289	$28,922,711		$31,123,946	$2,343,871	$(715,006)	$133,299,144

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Operating Activities
Net income	$2,435,542	$4,739,043
Items not requiring (providing) cash
Provision for loan losses	9,100,000	5,275,000
Depreciation and amortization	4,648,322	4,144,698
Deferred income tax	(336,001)	1,263,518
Loans originated for sale	(16,976,214)	(50,035,868)
Proceeds from sales of loans held for sale	26,354,926	43,682,702
(Gain) loss on sale:
Loans held for sale	(685,571)	(1,409,654)
Securities
Available for sale	(1,839,316)	(2,411,640)
Held to maturity	-	2,472,145
Other real estate and repossessed assets	358,264	698,602
Premises and equipment	43,638	918
Loss on other-than-temporary impairment, securities	193,442	826,270
Other equity adjustments	255,287	166,147
Change in
Prepaid FDIC premium	1,087,637	1,265,132
Interest receivable and other assets	(21,986,526)	873,189
Interest payable and other liabilities	720,707	1,316,833
Cash value of life insurance	(1,070,733)	(1,385,474)
Other adjustments	2,216,450	1,791,427
Net cash provided by operating activities	4,519,854	13,272,988

Investing Activities
Net change in interest earning assets	-	(3,005,727)
Purchases of securities
Available for sale	(119,349,447)	(184,766,963)
Proceeds from maturities and paydowns of securities:
Available for sale	29,713,680	38,833,694
Held to maturity	-	1,533,526
Proceeds from sale of securities
Available for sale	56,436,547	81,803,318
Held to maturity	-	3,775,034
Redemption of Federal Home Loan Bank Stock	2,291,500	-
Net change in loans	18,458,267	48,897,854
Purchases of premises and equipment	(451,639)	(561,031)
Proceeds from sale of premises and equipment	-	500
Proceeds from real estate owned sales	3,395,621	3,344,020
Other investing activities	(36,942)	-
Net cash used in investing activities	(9,542,413)	(10,145,775)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	60,709,596	51,237,964
Certificates of deposit	(4,157,251)	30,420,429
Proceeds from FHLB advances	47,600,000	20,000,000
Repayment of FHLB advances	(81,374,530)	(64,863,001)
Repayment of other borrowings	(595,299)	(796,176)
Preferred stock issued	28,923,000	-
Stock/warrants repurchased	(33,282,194)	-
Cash dividends paid	(2,516,855)	(2,471,580)
Other financing activities	741,878	591,917
Net cash provided by financing activities	16,048,345	34,119,553

Net Change in Cash and Cash Equivalents	11,025,786	37,246,766

Cash and Cash Equivalents, Beginning of Year	26,820,680	46,340,897

Cash and Cash Equivalents, End of Year	$37,846,466	$83,587,663

Additional Cash Flows Information
Interest paid	$15,131,947	$19,503,456
Income tax paid	200,000	350,000
Transfers from loans to foreclosed real estate	7,343,974	6,111,047
Mortgage servicing rights capitalized	397,131	380,815

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

The interim consolidated financial statements at September 30, 2011, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2010 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings (loss) per share

Earnings per share were computed as follows: (Dollars in thousands except per share data)

	Three Months Ended September 30,
	2011			2010
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
	(000's)			(000's)

Basic Earnings Per Share
Net income	$1,448	6,911,597		$1,621	6,877,481
Dividends and accretion on preferred stock*	(852)			(451)
Income available to common shareholders	$596	6,911,597	$0.09	$1,170	6,877,481	$0.17
Effect of Dilutive securities
Stock options and RRP grants		15,836			9,723
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$596	6,927,433	$0.09	$1,170	6,887,204	$0.17

	Nine Months Ended September 30,
	2011			2010
		Weighted-			Weighted-
		Average	Per-Share		Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
	(000's)			(000's)

Basic Earnings Per Share
Net income	$2,435	6,902,676		$4,739	6,869,547
Dividends and accretion on preferred stock*	(1,753)			(1,352)
Income available to common shareholders	$682	6,902,676	$0.10	$3,387	6,869,547	$0.49
Effect of Dilutive securities
Stock options and RRP grants		89,753			8,136
Diluted Earnings Per Share

Income available to common stockholders and assume dconversions	$682	6,992,429	$0.10	$3,387	6,877,683	$0.49

* Preferred stock accretion was accelerated during the third quarter 2011 due to the payoff of the TARP-related securities.

Options for 499,637 and 570,718 shares and warrants for 0 and 625,135 shares were not included in the calculation above due to being anti-dilutive to earnings per share as of September 30, 2011 and 2010, respectively.

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

In July 2010, the FASB issued an updated (ASU) No. 2010-20, Receivables (Topic 310):  Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This update provides guidance to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  This update became effective for the Company for the first interim or annual reporting period ending on or after December 15, 2010 and did not have a material impact on the statements taken as a whole.

In April 2011, FASB issued ASU No. 2011-02: A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The standard is intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  Early adoption is permitted.  The Company has adopted this ASU and it did not have an impact on the financial statements as a whole.

In April 2011, FASB issued ASU No. 2011-03:  Reconsideration of Effective Control for Repurchase Agreements.  The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

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

Note 4: Investments

The amortized cost and approximate fair values of securities as of September 30, 2011 and December 31, 2010 are as follows.

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value
Available for Sale Securities
Mortgage-backed securities
Government sponsored agencies	$150,061	$5,307	$-	$155,368
Collateralized mortgage obligations
Government sponsored agencies	99,215	3,667	-	102,882
Federal Agencies	3,998	7	-	4,005
Municipals	3,365	257	-	3,622
Small Business Administration	13	-	-	13
Corporate obligations	27,414	-	(4,775)	22,639
Total	$284,066	$9,238	$(4,775)	$288,529

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value
Available for Sale Securities
Mortgage-backed securities
Government sponsored agencies	$119,017	$1,076	$(1,818)	$118,275
Collateralized mortgage obligations
Government sponsored agencies	112,615	1,251	(1,642)	112,224
Federal agencies	7,925	-	(104)	7,821
Municipals	2,460	33	(11)	2,482
Small Business Administration	16	-	-	16
Corporate obligations	6,888	-	(4,243)	2,645
Marketable equity securities	1,723	-	(21)	1,702
Total	$250,644	$2,360	$(7,839)	$245,165

The amortized cost and fair value of available-for-sale securities at September 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
Description Securities	Cost	Value
Security obligations due
One to five years	$13,044	$12,801
Five to ten years	8,616	8,334
After ten years	13,117	9,131
	34,777	30,266
Mortgage-backed securities	150,061	155,368
Collateralized mortgage obligations	99,215	102,882
Small Business Administration	13	13
Totals	$284,066	$288,529

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $1.5 million at September 30, 2011.

Gross gains of $1,857,000 and $2,900,000 resulting from sales of securities were realized for the nine months ended September 30, 2011 and 2010, respectively.  There were $18,000 and $2,900,000 in realized losses on the sale of securities during this same nine months ended 2011 and 2010, respectively.  Other-than-temporary impairment losses were recognized on securities for the nine months ended September 30, 2011 and 2010 of $193,000 and $826,000, respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at September 30, 2011, was $22.6 million, a decrease from $141.3 million at December 31, 2010, which is approximately 8% and 58%, respectively, of the Bank's portfolio.  The Bank has continued to see an improvement since year-end due to increased values driven by lower market interest rates.

Based on evaluation of available evidence, management believes that the unrealized losses on those securities are temporary.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
Corporate obligations	$20,086	$(589)	$2,553	$(4,186)	$22,639	$(4,775)
Total temporarily impaired securities	$20,086	$(589)	$2,553	$(4,186)	$22,639	$(4,775)

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
Mortgage-backed securities
Government sponsored agencies	$69,971	$(1,818)	$-	$-	$69,971	$(1,818)
Collateralized mortgage obligations
Government sponsored agencies	58,466	(1,642)	-	-	58,466	(1,642)
Federal agencies	7,821	(104)	-	-	7,821	(104)
Municipals	661	(11)	-	-	661	(11)
Corporate obligations	-	-	2,645	(4,243)	2,645	(4,243)
Marketable equity securities	-	-	1,702	(21)	1,702	(21)
Total temporarily impaired securities	$136,919	$(3,575)	$4,347	$(4,264)	$141,266	$(7,839)

Mortgage-Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in MBSs and CMOs were caused by interest rate changes.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

Corporate Obligations

The Company’s unrealized loss on investments in corporate obligations primarily relates to investments in pooled trust preferred securities.  The unrealized losses were primarily caused by (a) a decrease in performance and regulatory capital at the underlying banks resulting from exposure to subprime mortgages and (b) a sector downgrade by several industry analysts.  The Company currently expects some of the securities to settle at a price less than the amortized cost basis of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security).  The Company has recognized a loss equal to the credit loss for these securities, establishing a new, lower amortized cost basis.  The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.  Because the Company does not intend to sell the investments and it is likely the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investments to be other-than-temporarily impaired at September 30, 2011.

MutualBank evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis.  During the quarter ended September 30, 2011, the Bank’s evaluation indicated no other-than-temporary impairment.  Impairment on securities is determined after analyzing the estimated cash flows to be received, underlying collateral and determining the amount of additional losses needed in the individual pools to create a shortfall in interest or principal payments.  All trust preferred securities were valued using a discounted cash flow analysis as of September 30, 2011.

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

Pooled Trust Preferred Securities. MutualFirst Financial, Inc. has a current amortized cost in pooled trust preferred securities of $6.7 million, which had an original par value of $10.3 million.  These securities have a current fair value of $2.6 million.  The following table provides additional information related to the Bank’s investment in trust preferred securities as of September 30, 2011:

Deal	Class	Original Par	Book Value	Fair Value	Unrealized Loss	Recognized Losses 2011	Lowest Rating	Number of Banks/Insurance Companies Currently Performing	Actual Deferrals/Defaults (as % of original collateral)	Total Projected Defaults (as a % of performing collateral)a	Excess Subordination (after taking into account best estimate of future deferrals/defaultsb
(Dollars in thousands)

Alesco Preferred Funding IX	A2A	$1,000	$899	$417	$482	$-	CCC-	42	16.72%	25.84%	37.51%
Alesco Preferred Funding XVII	C1	1,000	-	-	-	100	C
Preferred Term Securities XIII	B1	1,000	822	252	570	25	Ca	44	30.74%	22.48%	0.00%
Preferred Term Securities XVIII	C	1,000	917	272	645	-	Ca	51	24.26%	13.82%	4.53%
Preferred Term Securities XXVII	C1	1,000	710	158	552	-	C	33	28.14%	23.52%	0.69%
U.S. Capital Funding I	B1	3,000	2,891	1,216	1,675	-	Caa1	31	15.90%	15.55%	1.62%
U.S. Capital Funding III	B1	1,000	500	238	262	-	Ca	31	24.94%	14.12%	0.00%
U.S. Capital Funding V	B1	1,300	-	-	-	68	C

Total		$10,300	$6,739	$2,553	$4,186	$193

(a) A 10% recovery is applied to all projected defaults, other than insurance defaults.  A 15% recovery is applied to all projected insurance defaults.  No recovery is applied to current defaults.
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

	Accumulated Credit Losses
	Three Months Ended
	2011	2010
Credit losses on debt securities held
Beginning of period	$(3,567)	$(3,350)
Net additions related to increases in previously recognized other-than-temporary losses	-	(9)

As of September 30,	$(3,567)	$(3,359)

	Accumulated Credit Losses
	Nine Months Ended
	2011	2010
Credit losses on debt securities held
Beginning of year	$(3,374)	$(2,957)
Net additions related to increases in previously recognized other-than-temporary losses	(193)	(402)

As of September 30,	$(3,567)	$(3,359)

Note 5:  Accumulated Other Comprehensive Income

Other comprehensive income components and related taxes for the nine months ended September 30 were as follows:

	2011	2010
Net unrealized gain on securities available-for-sale	$11,724	$3,130
Net unrealized gain (loss) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(136)	(1,257)
Net unrealized loss on derivative used for cash flow hedges	(162)	(536)
Less: reclassification adjustment for realized (gain) loss included in income	(1,646)	887
Other comprehensive income, before tax effect	9,780	2,224
Tax expense	3,448	783

Other comprehensive income	$6,332	$1,441

The components of accumulated other comprehensive gain (loss), included in stockholders’ equity are as follows:

	September 30,	December 31,
	2011	2010
Net unrealized gain (loss) on securities available-for-sale	$8,650	$(1,236)
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(4,186)	(4,243)
Net unrealized loss on derivative used for cash flow hedges	(501)	(339)
Net unrealized loss relating to defined benefit plan liability	(251)	(251)
	3,712	(6,069)
Tax expense (benefit)	1,368	(2,081)

Net-of-tax amount	$2,344	$(3,988)

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  The Company uses a third-party provider to provide market prices on its securities.  Level 1 securities include marketable equity securities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include mortgage-backed, collateralized mortgage obligations, small business administration, municipal and federal agency, and corporate obligation securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain corporate obligation securities.

Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities relationship to other benchmark quoted investment securities. Any investment security not valued based upon the methods above are considered Level 3.

The following table presents the fair value measurement of assets measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy used for such fair value measurements:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2011
Mortgage-backed securities
Government sponsored agencies	$155,368	$-	$155,368	$-
Collateralized mortgage obligations
Government sponsored agencies	102,882	-	102,882	-
Federal agencies	4,005	-	4,005	-
Municipals	3,622	-	3,622	-
Small Business Administration	13	-	13	-
Corporate obligations	22,639	-	20,086	2,553

Available-for-sale securities	$288,529	$-	$285,976	$2,553

December 31, 2010
Mortgage-backed securities
Government sponsored agencies	$118,275	$-	$118,275	$-
Collateralized mortgage obligations
Government sponsored agencies	112,224	-	112,224	-
Federal agencies	7,821	-	7,821	-
Municipals	2,482	-	2,482	-
Small Business Administration	16	-	16	-
Corporate obligations	2,645	-	-	2,645
Marketable equity securities	1,702	1,702	-	-

Available-for-sale securities	$245,165	$1,702	$240,818	$2,645

The following is a reconciliation of the beginning and ending balances for the three months ended September 30, 2011 and 2010 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	2011	2010

Beginning balance, July 1	$2,958	$2,762

Total realized and unrealized gains and losses
Included in net income	-	-
Included in other comprehensive loss	(418)	(250)
Purchases, issuances and settlements	13	(75)
Transfers in/out of Level 3	-	-

Ending balance	$2,553	$2,437

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

The following is a reconciliation of the beginning and ending balances for the nine months ended September 30, 2011 and 2010 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	2011	2010

Beginning balance, January 1	$2,645	$2,539

Total realized and unrealized gains (losses)
Included in net income	(193)	(401)
Included in other comprehensive income	57	339
Purchases, issuances and settlements	44	(40)
Transfers in/out of Level 3	-	-

Ending balance	$2,553	$2,437

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(193)	$(401)

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

Mortgage Servicing Rights

We initially measure our mortgage servicing rights at fair value, and amortize them over the period of estimated net servicing income.  They are periodically assessed for impairment based on fair value at the reporting date.  Mortgage servicing rights do not trade in an active market with readily observable prices.  Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and market discount rates.  The fair value measurements are classified as Level 3.

The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the ASC 820 fair value hierarchy used for such fair value measurements:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3

September 30, 2011
Impaired loans	$7,585	$-	$-	$7,585
Other real estate owned	1,975	-	-	1,975
Mortgage servicing rights	2,634	-	-	2,634

December 31, 2010
Impaired loans	$15,204	$-	$-	$15,204
Other real estate owned	1,030	-	-	1,030
Mortgage servicing rights	3,349	-	-	3,349
Loans held for sale	5,057	5,057	-	-

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated condensed balance sheets as of September 30, 2011 and December 31, 2010, are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$37,846	$37,846	$26,821	$26,821
Loans held for sale	1,392	1,392	10,483	10,483
Loans	943,225	956,992	978,901	997,018
Stock in FHLB	14,391	14,391	16,682	16,682
Interest receivable	4,240	4,240	4,627	4,627

Liabilities
Deposits	$1,178,121	$1,138,310	$1,121,569	$1,080,131
FHLB advances	94,634	97,455	128,537	133,258
Other borrowings	12,604	13,114	13,167	14,067
Interest payable	652	652	995	995
Advances by borrowers for taxes and insurance	2,403	2,403	1,661	1,661

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

Note 7: Loans

Categories of loans at September 30, 2011 and December 31, 2010 include:

	September 30,	December 31,
	2011	2010
Commercial
Real estate	$206,510	$199,517
Construction and development	22,221	49,803
Other	68,232	64,611
	296,963	313,931

Residential Mortgage	458,975	458,019

Consumer loans
Real estate	97,178	103,566
Auto	14,382	16,047
Boat/RV	87,735	102,015
Other	7,341	6,157
	206,636	227,785
Total loans	962,574	999,735

Undisbursed loans in process	(5,336)	(7,212)
Unamortized deferred loan costs, net	2,468	2,750
Allowance for loan losses	(16,481)	(16,372)
Net loans	$943,225	$978,901

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

Non-accrual loans, segregated by class of loans, as of September 30, 2011 and December 31, 2010 are as follows:

	September 30,	December 31,
	2011	2010
Commercial
Real Estate	$7,131	$6,040
Construction and development	5,997	7,399
Other	1,433	1,019
Residential Mortgage	9,099	12,012
Consumer
Real estate	1,675	2,716
Auto	35	16
Boat/RV	449	870
Other	118	111

	$25,937	$30,183

An age analysis of Company’s past due loans, segregated by class of loans, as of September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Commercial
Real Estate	$2,850	$4,573	$7,131	$14,554	$191,956	$206,510	$-
Construction and development	820	3,605	5,997	10,422	11,799	22,221	-
Other	1,287	545	1,433	3,265	64,967	68,232	-
Residential Mortgage	8,808	2,862	10,202	21,872	437,103	458,975	1,103
Consumer
Real estate	1,106	767	1,675	3,548	93,630	97,178	-
Auto	88	16	35	139	14,243	14,382	-
Boat/RV	1,722	599	449	2,770	84,965	87,735	-
Other	53	20	118	191	7,150	7,341	-

	$16,734	$12,987	$27,040	$56,761	$905,813	$962,574	$1,103

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Commercial
Real Estate	$1,883	$139	$6,040	$8,062	$191,455	$199,517	$-
Construction and development	398	205	7,399	8,002	41,801	49,803	-
Other	4,067	173	1,019	5,259	59,352	64,611	-
Residential Mortgage	10,386	4,367	13,461	28,214	429,805	458,019	1,449
Consumer
Real estate	1,920	1,754	2,755	6,429	97,137	103,566	39
Auto	157	74	21	252	15,795	16,047	4
Boat/RV	3,215	957	924	5,096	96,919	102,015	54
Other	281	60	110	451	5,706	6,157	-

	$22,307	$7,729	$31,729	$61,765	$937,970	$999,735	$1,546

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

Interest on impaired loans is recorded based on the performance of the loan.  All interest received on impaired loans that are on nonaccrual is accounted for on the cash-basis method until qualifying for return to accrual.  Interest is accrued per contract for impaired loans that are performing.

The following tables present impaired loans for the quarter and year-to-date ended September 30, 2011 and year ended December 31, 2010.

	September 30, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans Quarter	Average Investment in Impaired Loans YTD	Interest Income Recognized Quarter	Interest Income Recognized YTD
Loans without a specific valuation allowance
Commercial
Real Estate	$3,974	$4,199	$-	$3,349	$4,890	$4	$81
Construction and development	9,739	14,240	-	9,158	11,776	31	227
Other	1,963	1,962	-	1,358	1,972	1	28
Residential Mortgage	4,639	6,130	-	4,765	5,866	47	119

Loans with a specific valuation allowance
Commercial
Real Estate	1,610	2,061	465	1,640	1,648	8	52
Construction and development	3,989	4,189	788	3,985	4,122	24	60
Other	250	250	225	125	250	3	7
Residential Mortgage	-	-	-	-	-	-	-

Total
Commercial	$21,525	$26,901	$1,253	$19,615	$24,658	$71	$455
Residential	$4,639	$6,130	$225	$4,765	$5,866	$47	$119

	December 31, 2010
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial
Real Estate	$5,222	$5,699	$-	$3,826	$137
Construction and development	2,241	2,441	-	2,390	27
Other	762	762	-	388	12
Residential Mortgage	6,419	6,419	-	4,580	183

Loans with a specific valuation allowance
Commercial
Real Estate	5,324	5,724	515	5,395	329
Construction and development	6,760	6,760	825	4,238	226
Other	-	-	-
Residential Mortgage	509	509	69	128	-

Total
Commercial	$20,309	$21,386	$1,340	$16,237	$731
Residential	$6,928	$6,928	$69	$4,708	$183

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2011 and December 31, 2010.

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

September 30, 2011

Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real estate	Construction and Development	Other

Pass	$171,516	$7,637	$55,494
Special Mention	13,243	542	4,803
Substandard	19,841	13,917	7,041
Doubtful	1,910	125	894

Total	$206,510	$22,221	$68,232

Retail Credit Exposure Credit Risk Profile
	Mortgage	Consumer
	Residential	Real Estate	Auto	Boat/RV	Other

Pass	$444,389	$94,808	$14,288	$86,752	$7,227
Substandard	14,586	2,370	94	983	114

Total	$458,975	$97,178	$14,382	$87,735	$7,341

December 31, 2010

Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real estate	Construction and Development	Other

Pass	$168,855	$22,046	$56,587
Special Mention	9,934	10,313	5,471
Substandard	18,190	17,411	1,665
Doubtful	2,538	33	888

Total	$199,517	$49,803	$64,611

Retail Credit Exposure Credit Risk Profile
	Mortgage	Consumer
	Residential	Real Estate	Auto	Boat/RV	Other

Pass	$440,296	$99,041	$16,031	$101,097	$5,977
Substandard	17,723	4,525	16	918	180
Total	$458,019	$103,566	$16,047	$102,015	$6,157

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine-month periods ended September 30, 2011 and year ended December 31, 2010.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses on other segments.

	Three Months Ended September 30, 2011

	Commercial			Mortgage	Consumer
	Real Estate	Other	Construction and Development	Residential	Real Estate	Auto	Boat/RV	Other	Total
Allowance for loan losses:
Balance, beginning of year	$6,957	$1,638	$1,195	$2,135	$1,656	$261	$1,975	$140	$15,957
Provision charged to expense	115	500	2,300	100	45	42	90	8	3,200
Losses charged off	249	-	1,768	464	75	46	412	23	3,037
Recoveries	64	-	-	63	1	-	215	18	361
Balance, end of period	$6,887	$2,138	$1,727	$1,834	$1,627	$257	$1,868	$143	$16,481

Ending balance:
Individually evaluated for impairment	$465	$225	$788	$-	$-	$-	$-	$-	$1,478
Collectively evaluated for impairment	$6,422	$1,913	$939	$1,834	$1,627	$257	$1,868	$143	$15,003

Loans:
Ending balance
Individually evaluated for impairment	$5,584	$2,213	$13,728	$4,639	$-	$-	$-	$-	$26,164
Collectively evaluated for impairment	$200,926	$66,019	$8,493	$454,336	$97,178	$14,382	$87,735	$7,341	$936,410

	Nine Months Ended September 30, 2011

	Commercial			Mortgage	Consumer
	Real Estate	Other	Construction and Development	Residential	Real Estate	Auto	Boat/RV	Other	Total
Allowance for loan losses:
Balance, beginning of year	$7,097	$1,717	$1,310	$2,212	$1,616	$250	$2,008	$162	$16,372
Provision charged to expense	515	500	5,130	2,100	254	52	400	149	9,100
Losses charged off	790	79	4,713	2,644	246	71	1,131	199	9,873
Recoveries	65	-	-	166	3	26	591	31	882
Balance, end of period	$6,887	$2,138	$1,727	$1,834	$1,627	$257	$1,868	$143	$16,481

Ending balance:
Individually evaluated for impairment	$465	$225	$788	$-	$-	$-	$-	$-	$1,478
Collectively evaluated for impairment	$6,422	$1,913	$939	$1,834	$1,627	$257	$1,868	$143	$15,003

Loans:
Ending balance
Individually evaluated for impairment	$5,584	$2,213	$13,728	$4,639	$-	$-	$-	$-	$26,164
Collectively evaluated for impairment	$200,926	$66,019	$8,493	$454,336	$97,178	$14,382	$87,735	$7,341	$936,410

	Year Ended December 31, 2010

	Commercial			Mortgage	Consumer
	Real Estate	Other	Construction and Development	Residential	Real Estate	Auto	Boat/RV	Other	Total
Allowance for loan losses:
Balance, beginning of year	$7,072	$1,721	$1,210	$2,359	$1,588	$207	$2,144	$113	$16,414
Provision charged to expense	1,300	180	300	2,900	940	86	1,100	244	7,050
Losses charged off	1,343	209	200	3,345	914	62	1,339	880	8,292
Recoveries	68	25	-	298	2	19	103	685	1,200
Balance, end of period	$7,097	$1,717	$1,310	$2,212	$1,616	$250	$2,008	$162	$16,372

Ending balance:
Individually evaluated for impairment	$515	$-	$825	$69	$-	$-	$-	$-	$1,409
Collectively evaluated for impairment	$6,582	$1,717	$485	$2,143	$1,616	$250	$2,008	$162	$14,963
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance
Individually evaluated for impairment	$10,546	$762	$9,001	$6,928	$-	$-	$-	$-	$27,237
Collectively evaluated for impairment	$188,971	$63,849	$40,802	$451,091	$103,566	$16,047	$102,015	$6,157	$972,498

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

Information on non-performing assets, including restructured loans, is provided below:

	September 30,
	2011	2010
Non-performing assets
Non-accrual loans	$25,937	$30,192
Accruing loans 90 days + past due	1,103	366
Restructured loans	11,883	1,027
Total non-performing loans	38,923	31,585
Real estate owned	6,703	5,686
Other repossessed assets	1,019	1,142
Total non-performing assets	$46,645	$38,413

The Company did receive payoff of a $3.6 million performing restructured loan, included in the total non-performing assets above, subsequent to September 30, 2011.

Troubled Debt Restructurings

Included in certain loan categories of impaired loans are certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced financial difficulties.  These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances.

When we modify loans in a troubled debt restructuring, we evaluate any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If we determined that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through a specific reserve or a charge-off to the allowance.

Loans retain their accrual status at the time of their modification.  As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual until a period of satisfactory performance, generally six months, is obtained.  If a loan is on accrual at the time of the modification, the loan is evaluated to determine the collection of principal and interest is reasonably assured and generally stays on accrual.

The following tables provide detail regarding troubled debts restructured in the last three and nine month periods.

Three Months Ended September 30, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	No. of Loans	Recorded Balance	Recorded Balance
Commercial
Real Estate	1	$113	$70
Construction and development	0	-	-
Other	0	-	-
Residential Mortgage	6	463	492
Consumer
Real estate	10	231	231
Auto	1	10	10
Boat/RV	4	134	133
Other	0	-	-

Nine Months Ended September 30, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	No. of Loans	Recorded Balance	Recorded Balance
Commercial
Real Estate	1	$113	$70
Construction and development	2	3,728	3,728
Other	1	103	103
Residential Mortgage	22	2,529	2,598
Consumer
Real estate	22	555	551
Auto	1	10	10
Boat/RV	12	364	357
Other	1	14	1

We have had no defaults of any loans modified as troubled debt restructurings made since October 1, 2010.

Note 8: Preferred Stock

On August 25, 2011, MutualFirst entered into and consummated a Securities Purchase Agreement with the Secretary of the Treasury as part of the Small Business Lending Fund Program (SBLF), pursuant to which the Company (i) sold 28,923 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Preferred Stock”) to the Secretary of the Treasury for a purchase price of $28,923,000.  The SBLF Preferred Stock was issued pursuant to the SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small business by providing capital to qualified community banks with assets of less than $10 billion.  The SBLF Preferred Stock was issued under new Articles Supplementary to the Company’s Charter and has a liquidation preference of $1,000 per share.

The SBLF Preferred Stock qualifies as Tier 1 capital.  The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QBSL” (as defined in the Purchase Agreement) by the Bank.  The initial dividend rate through September 30, 2011 is 5%.  Based on the Bank’s level of QBSL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the fourth quarter of 2011 is expected to be 5.0%.  For the third through ninth calendar quarters after the closing, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QBSL.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

The SBLF Preferred Stock is non-voting, except in limited circumstances.  In the event that the Company misses five dividend payments, whether or not consecutive, the holder of the SBLF Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Company’s Board of Directors.  In the event that the Company misses six dividend payments, whether or not consecutive, and if the then outstanding aggregate liquidation amount of the SBLF Preferred Stock is at least $25,000,000, then the holder of the SBLF Preferred Stock will have the right to designate two directors to the Board of Directors of the Company.

The SBLF Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

The SBLF Preferred Stock was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The Company has agreed to register the SBLF Preferred Stock under certain circumstances set forth in Annex E to the Purchase Agreement.  The SBLF Preferred Stock is not subject to any restrictions on transfer.

As required by the Purchase Agreement, the proceeds from the sale of the SBLF Preferred Stock and additional funds were used to redeem the $32,382,000 in the 32,382 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued in 2008 to the Treasury in the Troubled Asset Relief Program (“TARP”), plus the accrued dividends owed on the TARP preferred shares.

As part of the 2008 TARP transaction, the Company issued a warrant (Warrant) to Treasury to purchase 625,135 shares of the Company’s common stock for $7.77 per share over a 10-year term.  The Company also purchased the Warrant from Treasury for a purchase price of $900,000.

The terms of the SBLF Preferred Stock impose limits on the ability of the Company to pay dividends and repurchase shares of common stock.  Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital, as set forth in the Certificate of Designation relating to the SBLF Preferred Stock, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of issuance and ending on the tenth anniversary, by 10% for each one percent increase in QSBL over the baseline level.

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

Mutual subsidiaries include, Mutual Federal Investment Company (“MFIC”) and Mishawaka Financial Services.  MFIC is a Nevada corporation holding approximately $244 million in investments.  MFIC currently owns one subsidiary, Mutual Federal REIT.  The assets of Mutual Federal REIT consist of approximately $68 million in one-to four-family mortgage loans.  Mishawaka Financial Services is engaged in the sale of life and health insurance to customers of the Bank.

The Bank operates under a unitary thrift charter and is regulated by the Office of the Comptroller of the Currency.  MutualBank recently applied to change charters to a state commercial bank that would be regulated by the Indiana Department of Financial Institutions and the FDIC.  The Company

The following should be read in conjunction with the Management’s Discussion and Analysis in the Company’s December 31, 2010 Annual Report on Form 10-K.

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

Historically, our interest-earning assets have been longer term in nature (i.e., fixed-rate mortgage loans) and interest-bearing liabilities have been shorter term (i.e., certificates of deposit, regular savings accounts, etc.). This structure would generally impact net interest income favorably in a decreasing rate environment, assuming a normally shaped yield curve, as the rates on interest-bearing liabilities would decrease more rapidly than rates on the interest-earning assets.  Conversely, in an increasing rate environment, assuming a normally shaped yield curve, net interest income would be generally impacted unfavorably as rates on interest-earning assets would increase at a slower rate than rates on interest-bearing liabilities.  The Company’s interest rate risk exposure has been reduced due to changes in the loan composition, by increasing the percentage of loans with adjustable rates and reducing the average duration of the loan portfolio.  This decline in Mutual’s liability sensitive exposure should provide for less net portfolio value volatility with future rate movements.

It has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities, and thereby reduce the impact interest rate changes have on our net interest income.  Historically, strategies employed to accomplish this objective have been to increase the origination of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of consumer and commercial loans to total loans has increased from 44% at the end of 2004 to 52% as of September 30, 2011.  As we continue to increase our investment in business-related loans, which are considered to entail greater risks than one-to four- family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses has increased to reflect this increased risk.  On the liability side of the balance sheet, the Company is employing strategies to increase the balance of core deposit accounts by restructuring the current checking account offerings while continuing to provide low cost checking and money market accounts. The percentage of core deposits to total deposits was 43% at September 30, 2011, compared to 36% at the end of 2004.  The remaining total deposits are mostly retail certificates of deposit, which continue to provide stable funding for the Company.  These are ongoing strategies that are dependent on current market conditions and competition.

During the first nine months of 2011, in keeping with its strategic objective to reduce interest rate risk exposure, the Company also sold $26.1 million of long term fixed rate loans that were originated as held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income.  The negative impact was offset by recognizing a gain on the sale of these loans of $686,000 and by using a portion of the proceeds to make purchases in the investment portfolio.

Another important source of revenue for the Company is non-interest income.  Non-interest income is primarily made up of recurring income from service fee income on checking accounts and commissions from the Company’s trust and brokerage business.  Non-interest income also includes gains on sale of loans and investments and increases in cash surrender value of life insurance.  Overall, the Company continues to anticipate less service fee income off of deposit accounts than in previous periods due to continued regulatory change, including limitations on interchange fee income.  The Company’s trust business is a source of recurring revenue that may fluctuate depending on movements in the stock market.  The Company’s objective is to increase non-interest income by growing its trust and wealth management area, but in the short run non-interest expense may increase as proper infrastructure is put in place to support a higher level of non-interest income.

Financial Condition

Assets increased $25.7 million as of September 30, 2011 compared to December 31, 2010, primarily due to the $43.4 million increase in investment securities and the $23.9 million increase in other assets, which was primarily due to a securities trade occurring in the third quarter, but not settling until early in the fourth quarter.  These increases were partially offset by the $44.7 million decrease in gross loans held for investment and sale.  The increase in investment securities was in shorter term government agency mortgage- backed securities, and was primarily funded by proceeds from loan payments and increased deposits.  In the third quarter of 2011, gross loans held for investment decreased $5.7 million as consumer loans decreased $6.7 million and commercial loans decreased $2.0 million.  These decreases were partially offset by increases in mortgage loans of $3.0 million in the third quarter of 2011.

Allowance for loan losses increased by $109,000, to $16.5 million as of September 30, 2011 compared to December 31, 2010.  Net charge offs in the third quarter were $2.7 million, or 1.11% of total loans on an annualized basis.  Net charge offs for the first nine months of 2011 was $9.0 million, or 1.24% of total loans on an annualized basis. The allowance for loan losses to non-performing loans as of September 30, 2011 was 42.34% compared to 42.16% as of December 31, 2010.  The allowance for loan losses to total loans as of September 30, 2011 was 1.72%, an increase from December 31, 2010.

Deposits increased by $56.6 million as the Bank has seen increased activity in all of its markets for core deposit relationships in 2011.  The increase in deposits has been primarily in core transactional accounts which increased $60.7 million while certificates of deposit decreased $4.2 million in the nine months ended of 2011. Core transactional deposits increased to 43% of the Bank’s total deposits as of September 30, 2011 compared to 40% as of December 31, 2010. The increase in deposits allowed the Bank to retire higher rate maturing debt, mainly FHLB advances, of $33.9 million in the first nine months of 2011.
Stockholders’ equity was $133.3 million at September 30, 2011, an increase of $2.2 million from December 31, 2010. The increase was due primarily to unrealized gains on securities of $6.3 million and net income of $2.4 million. This increase was partially offset by a $4.4 million reduction in capital as a result of paying off TARP-related securities, including redeeming the warrants, netted against receipt of funds through participation in the Small Business Lending Fund (SBLF).  Other decreases in capital were dividend payments of $1.3 million to common shareholders and $1.3 million to preferred shareholders.  The Company’s tangible book value per share as of September 30, 2011 increased to $14.42 compared to $13.49 as of December 31, 2010 and the tangible common equity ratio was 7.20% as of September 30, 2011 compared to 6.93% as of December 31, 2010.  The Bank’s risk-based capital ratio was well in excess of “well-capitalized” levels as defined by all regulatory standards as of September 30, 2011.

Comparison of the Operating Results

Net interest income before the provision for loan losses decreased $220,000 for the quarter ended September 30, 2011 compared to the same period in 2010.  The decrease was a result of a decline in average earning assets of $8.3 million comparing the third quarter of 2011 with the same period in 2010.  On a linked quarter basis, net interest income before the provision for loan losses decreased $159,000 primarily due to average earning assets decreasing by $20.4 million.

The provision for loan losses for the third quarter of 2011 increased to $3.2 million compared to $2.2 million during last year’s comparable period.  The increase was attributable to increases in historical loss factors which were impacted by the increased charge offs in the third quarter of 2011.  Non-performing loans to total loans at September 30, 2011 was 4.06% compared to 3.90% at December 31, 2010.  Non-performing assets to total assets were 3.26% at September 30, 2011 compared to 3.20% at December 31, 2010.  Net charge offs for the third quarter of 2011 were $2.7 million, or 1.11% of loans on an annualized basis compared to $2.0 million, or .78% of loans on an annualized basis in the third quarter of 2010.

The following is a summary of changes in non-interest (other) income:

	Three Months Ended		Amount	Percent
Non-Interest Income	9/30/2011	9/30/2010	Change	Change
Service fee income	$1,862	$1,829	$33	1.8%
Net realized gain (loss) on sale of securities	1,764	(381)	2,145	-563.0%
Equity in losses of limited partnerships	(107)	(127)	20	-15.7%
Commissions	879	896	(17)	-1.9%
Net gains on sales of loans	245	846	(601)	-71.0%
Net servicing fees	(337)	34	(371)	-1091.2%
Increase in cash surrender value of life insurance	346	630	(284)	-45.1%
Loss on sale of other real estate and repossessed assets	(22)	(159)	137	-86.2%
Net other-than-temporary losses on securities	-	(99)	99	-100.0%
Other income	34	15	19	126.7%

Total Non-Interest Income	$4,664	$3,484	$1,180	33.9%

Non-interest income for the third quarter of 2011 was $4.7 million, an increase of $1.2 million compared to the third quarter of 2010.  Gain on sale of investments increased due to sales of securities totaling $51.7 million.  This increase was partially offset by a decrease in gain on loan sales as a result of decreased mortgage banking activity; and a decrease in mortgage servicing fees primarily due to a $355,000 impairment on mortgage servicing rights due to the decreased interest rates and increased prepayment speeds in the third quarter of 2011.  The increase in cash surrender value of life insurance decreased primarily due a non-recurring policy benefit that the Company received in the third quarter of 2010.  On a linked quarter basis, non-interest income increased $1.3 million, primarily due to the same reasons mentioned above.

The following is a summary of changes in non-interest (other) expense:

	Three Months Ended		Amount	Percent
Non-Interest Expense	9/30/2011	9/30/2010	Change	Change
Salaries and employee benefits	$5,240	$5,315	$(75)	-1.4%
Net occupancy expenses	582	629	(47)	-7.5%
Equipment expenses	505	480	25	5.2%
Data processing fees	373	363	10	2.8%
Automated teller machine	241	295	(54)	-18.3%
Deposit insurance	330	465	(135)	-29.0%
Professional fees	433	306	127	41.5%
Advertising and promotion	453	296	157	53.0%
Software subscriptions and publications	338	377	(39)	-10.3%
Intangible amortization	280	327	(47)	-14.4%
Repossessed assets expense	279	148	131	88.5%
Other expenses	982	973	9	0.9%

Total Non-Interest Expense	$10,036	$9,974	$62	0.6%

Non-interest expense increased $62,000 when comparing the third quarter of 2011 with that of 2010.  FDIC expense related to deposit insurance decreased due to the new FDIC fee structure.  Occupancy and ATM expense decreased but was offset by increased repossessed assets expense and increased professional fees due to increased costs associated with foreclosures and repossessions.

Income tax expense increased by $96,000 for the three months ended September 30, 2011, compared to the same period in 2010.  The effective tax rate increased to 20.6% from 14.7% due to increased taxable income and decreased percentage of low income housing tax credits for the third quarter of 2011 compared to the third quarter of 2010, respectively.

Comparison of the Operating Results for the Nine Months

Net interest income before the provision for loan losses decreased $717,000 for the nine months ended of 2011 compared to the same period in 2010.  The decrease was a result of the decline in the net interest margin from 3.22% in the first nine months of 2010 to 3.18% in the first nine months of 2011 and a decline in average earning assets of $10.9 million.

The provision for loan losses for the first nine months of 2011 increased to $9.1 million compared to $5.3 million during last year’s comparable period.  The increase was primarily due to the impact of net charge offs of $9.0 million in the first nine months of 2011 compared to net charge offs of $5.2 million in the same period in 2010.  Non-performing loans to total loans at September 30, 2011 were 4.06% compared to 3.90% at December 31, 2010.  Non-performing loans increased $94,000 as of September 30, 2011 compared to December 31, 2010 as a result of an increase in restructured loans of $4.8 million, partially offset by a decline in nonaccrual loans of $4.2 million and a decline of $443,000 in accruing loans 90 days or more.  All restructured loans were performing as of September 30, 2011.  In October 2011, one restructured loan had a large pay down of $3.6 million which is not reflected in the quarter end ratios.  Non-performing assets to total assets were 3.26% at September 30, 2011 compared to 3.20% at December 31, 2010.  The increase in non-performing assets was mainly due to the increase in restructured loan balances as of September 30, 2011.

The following is a summary of changes in non-interest (other) income:

	Nine Months Ended		Amount	Percent
Non-Interest Income	9/30/2011	9/30/2010	Change	Change
Service fee income	$5,193	$5,456	$(263)	-4.8%
Net realized gain (loss) on sale of securities	1,839	(61)	1,900	-3114.8%
Equity in losses of limited partnerships	(256)	(382)	126	-33.0%
Commissions	2,835	2,920	(85)	-2.9%
Net gains on sales of loans	685	1,410	(725)	-51.4%
Net servicing fees	(293)	102	(395)	-387.3%
Increase in cash surrender value of life insurance	1,071	1,385	(314)	-22.7%
Loss on sale of other real estate and repossessed assets	(358)	(699)	341	-48.8%
Net other-than-temporary losses on securities	(193)	(826)	633	-76.6%
Other income	100	174	(74)	-42.5%

Total Non-Interest Income	$10,623	$9,479	$1,144	12.1%

Non-interest income for the nine months ended of 2011 was $10.6 million, an increase of $1.1 million compared to the same period of 2010.  Increases in gain on sale of investments was largely due to increased sales in investment securities and the stabilization of values for trust preferred securities which resulted in a decrease in other-than-temporary-impairment.  Other declines in non-interest income included service charges on deposit accounts, which decreased primarily due to regulatory changes, and gain on loan sales which decreased mainly due to decreased loan production.

The following is a summary of changes in non-interest (other) expense:

	Nine Months Ended		Amount	Percent
Non-Interest Expense	9/30/2011	9/30/2010	Change	Change
Salaries and employee benefits	$16,103	$15,982	$121	0.8%
Net occupancy expenses	1,917	1,871	46	2.5%
Equipment expenses	1,487	1,460	27	1.8%
Data processing fees	1,153	1,162	(9)	-0.8%
Automated teller machine	776	870	(94)	-10.8%
Deposit insurance	1,170	1,365	(195)	-14.3%
Professional fees	1,169	891	278	31.2%
Advertising and promotion	1,053	900	153	17.0%
Software subscriptions and publications	969	1,177	(208)	-17.7%
Intangible amortization	894	1,033	(139)	-13.5%
Repossessed assets expense	746	690	56	8.1%
Other expenses	2,801	2,853	(52)	-1.8%

Total Non-Interest Expense	$30,238	$30,254	$(16)	-0.1%

Non-interest expense decreased $16,000 when comparing the first nine months of 2011 with that of 2010.  FDIC expense related to deposit insurance decreased in the first nine months of 2011 compared to the same period in 2010 primarily due to the new fee structure.  Salaries and benefits increased during the nine months of 2011 compared to the same period in 2010.  This increase was primarily due to less compensation deferrals because of decreased loan production and a significant increase in the state unemployment tax rate that took effect during the first part of the year.  Software subscriptions and publications expense decreased but was offset by an increase in professional fees as we continue to have increased legal costs for loss mitigation.

For the nine-month period ended September 30, 2011, income tax expense decreased $1.1 million compared to the same period in 2010. The effective tax rate also decreased from 20.1% to 4.5% due to a decrease in taxable income compared to the low income housing credits when comparing the first nine months of 2011 to the same period in 2010.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of the net-withdrawable savings accounts and borrowings due within one year.  As of September 30, 2011, Mutual had liquid assets of $332.2 million and a liquidity ratio of 26.50% compared to 22.44% at December 31, 2010. This elevated level of liquidity is primarily a result of increased cash and investment portfolio due to the growth in deposits in the first nine months of 2011.  Higher levels of liquidity do not generate as much income as loans, in general; however, management believes it is prudent to have additional liquidity at this time.  The liquidity ratio will fluctuate throughout the year as excess liquidity is used to originate loans and pay down FHLB advances as they mature.  The Company believes the current available liquidity will be sufficient to meet the needs of the Company for the foreseeable future.

Mutual continues to maintain capital ratios which exceed “well-capitalized” levels as defined pursuant to all regulatory standards as of September 30, 2011.  Mutual’s current total regulatory capital ratios as of September 30, 2011 are core capital, 8.91%; Tier I risk-based capital, 12.82%; and total risk-based capital, 14.07%.  This is compared to the December 31, 2010 ratios of: core capital, 9.18%; Tier I risk-based capital, 12.54%; and total risked-based capital, 13.79%.  Risk-based capital improved from December 31, 2010 due to changes in the balance sheet that reduced risk-weighted assets.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Presented below as of September 30, 2011 and 2010, is an analysis of Mutual’s interest rate risk as measured by changes in Mutual’s net portfolio value (“NPV”) assuming an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments.

September 30, 2011
Net Portfolio Value

Changes								NPV as % of PV of Assets
In Rates		$ Amount		$ Change		% Change		NPV Ratio	Change

+300	bp	186,866		-14,382		-7%		13.77%	-13	bp
+200	bp	195,462		-5,786		-3%		14.09%	20	bp
+100	bp	200,696		-552		0%		14.16%	26	bp
0	bp	201,248						13.89%
-100	bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)
-200	bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)
-300	bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)

September 30, 2010
Net Portfolio Value

Changes								NPV as % of PV of Assets
In Rates		$ Amount		$ Change		% Change		NPV Ratio	Change

+300	bp	176,863		-21,696		-11%		12.83%	-68	bp
+200	bp	187,574		-10,984		-6%		13.31%	-20	bp
+100	bp	195,618		-2,940		-1%		13.58%	8	bp
0	bp	198,558						13.50%
-100	bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)
-200	bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)
-300	bp	n/m	(1)	n/m	(1)	n/m	(1)	n/m (1)	n/m	(1)

n/m(1) - not meaningful because certain market interest rates would be below zero at that level of rate shock.

The analysis at September 30, 2011, indicates that there have been no material changes in market interest rates, other than previously discussed, for Mutual’s interest rate sensitivity instruments which would cause a material change in the market risk exposures that affect the quantitative and qualitative risk disclosures as presented in item 7A of the Company’s annual report on Form 10-K for the period ended December 31, 2010.  The low level of interest rate risk exposure of Mutual is primarily due to the current structure of the balance sheet and the continuous sale of originated long term fixed-rate loans.

ITEM - 4 Controls and Procedures.

(a)
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(c) under the Securities Exchange Act of 1934 (the “Act”), as of September 30, 2011 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period preceding the filing of this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Act) that occurred during the quarter ended September 30, 2011 that have materially affected, or are likely to materially affect our internal control over financial reporting.

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

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price	As Part of Publicly	Be Purchased
	Shares Purchased	Per Share	Announced Plan	Under the Plan
				330,000
July 1, 2011 - July 31, 2011	-	$0.00	-	330,000
August 1, 2011 - August 31, 2011	-	0.00	-	330,000
September 1, 2011 - September 30, 2011	-	0.00	-	330,000

(1)  Amount represents the number of shares available to be repurchased under the plan as of June 30, 2011

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Index to Exhibits

Number	Description

31.1	Rule 13a – 14(a) Certification – Chief Executive Officer

31.2	Rule 13a – 14(a) Certification – Chief Financial Officer

32	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MutualFirst Financial, Inc.

Date: November 10, 2011	By: /s/ David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: November 10, 2011	By: /s/ Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer