Form 10-K
period 2011-12-31
MUTUALFIRST FINANCIAL INC
filed 2012-03-16
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock on the Nasdaq Global Market as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $50.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of March 12, 2012, there were 6,988,253 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K—Portions of registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders.

Item 1.   Business

General

MutualFirst Financial, Inc., a Maryland corporation (“MutualFirst” or the “Company”), is the sole owner of MutualBank (“MutualBank” or the “Bank”). During the year ended December 31, 2011, the Bank was a federal savings bank subject to regulation by the Office of Thrift Supervision (“OTS”) through July 20, 2011 and the Office of the Comptroller of the Currency (“OCC”) thereafter. As of January 1, 2012, the Bank became an Indiana commercial bank regulated by the Indiana Department of Financial Institutions (“IDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). In connection with that conversion, MutualFirst changed from savings and loan holding company status to bank holding company status and continues to be subject to regulation by the Board of Governors of the Federal Reserve System (“FRB”). See “How We Are Regulated” in this Item 1 for a summary description of our new regulatory limits and requirements. The words “we,” “our” and “us” in this Form 10-K refer to MutualFirst and MutualBank on a consolidated basis, unless indicated otherwise herein.

At December 31, 2011, we had total assets of $1.4 billion, loans of $901.9 million, deposits of $1.2 billion and stockholders’ equity of $132.6 million. Our executive offices are located at 110 E. Charles Street, Muncie, Indiana 47305-2400. Our common stock is traded on the Nasdaq Global Market under the symbol “MFSF.” During 2011, we repaid the funds we received in the Troubled Asset Relief Program (“TARP”) of the United States Department of the Treasury (the “Treasury”) and repurchased from Treasury the warrants we issued as part of the TARP program. In addition, in 2011, we issued preferred stock to Treasury in exchange for its investment in the Company to fund our small business lending as part of Treasury’s Small Business Lending Fund (“SBLF”). For more general information about our business, our TARP repayment, our SBLF participation and other 2011 material transactions, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation – Overview and Significant Events in 2011.”

Forward-Looking Statements

This Form 10-K contains and our future filings with the SEC, Company press releases, other public pronouncements, stockholder communications and oral statements made by or with the approval of an authorized executive officer, will contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets;

•	changes in general economic conditions, either nationally or in our market areas;

•	changes in the levels of general interest rates and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources;

•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;

•	decreases in the secondary market for the sale of loans that we originate;

•	results of examinations of us by the IDFI, FDIC, FRB or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•	legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

•	the uncertainties arising from our participation in the SBLF or any future redemption of the SBLF shares issued to Treasury;

•	our ability to attract and retain deposits;

•	increases in premiums for deposit insurance;

•	management’s assumptions in determining the adequacy of the allowance for loan losses;

•	our ability to control operating costs and expenses;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risks associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	a failure or security breach in the computer systems on which we depend;

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	adverse changes in the securities markets;

•	inability of key third-party providers to perform their obligations to us;

•	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this prospectus.

Some of these and other factors are discussed in “Item 1A-Risk Factors” and elsewhere in this Form 10-K. Certain of these developments could have an adverse impact on our financial position and results of operations.

Any of these forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this Form 10-K or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Form 10-K might not occur, and you should not put undue reliance on any forward-looking statements.

The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

Market Area

We are a community-oriented bank offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Muncie, Indiana and offer our financial services through 32 full service retail financial center offices in Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties. MutualBank also has trust offices in Carmel and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. We originate residential mortgage and commercial loans in the counties contiguous to those counties. We have historically originated indirect consumer loans throughout Indiana as described in “Lending Activities - Consumer and Other Lending.”

The market areas where MutualBank operates in Indiana has an experienced an unemployment rate that has exceeded the federal and state unemployment rates. At the end of 2011, the unemployment rate (not seasonally adjusted) was 8.3% at the federal level and 8.7% at the state level, compared to 9.1% at the end of 2010 at the federal and state level. Our footprint had an unemployment rate of 9.9% and 10.6% at year-end 2011 and 2010, respectively. Our markets are experiencing new jobs in the railroad and alternative energy technology industries, and jobs in the auto and recreational vehicles industry have improved since the beginning of the recession. Due to national, state and local economic conditions, values for commercial and development real estate in our market area has declined significantly in recent years, which has depressed the market for these properties. In addition, local home values have declined, decreasing the level of home sales and residential mortgage activity. Economic forecasts for 2012 include potentially some, but not significant, improvement in unemployment and the overall economy in our footprint markets.

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

Internet Website and Information

The Company maintains a website at www.bankwithmutual.com - “About Us.” The information contained on that website is not included as part of or incorporated by reference into this Form 10-K. The Company’s filings with the SEC are available on that website and also are available on the SEC website at sec.gov - “Search for Company Filings.”

Lending Activities

General. Our loans carry either a fixed- or an adjustable-rate of interest. At December 31, 2011, our net loan portfolio totaled $901.9 million, which constituted 63.2% of our total assets. Our loan portfolio decreased in 2011 as a result of increased charge-offs due to a continuing depressed economy in our market area and our decision to maintain higher levels of liquid assets.

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

Major loan customers. At December 31, 2011, the maximum amount that we could lend to any one borrower and the borrower’s related entities was approximately $19.6 million. At December 31, 2011, our five largest lending relationships were with commercial borrowers and consisted of an aggregate of $30.8 million in loans outstanding and $34.6 million or 3.8% of our $921.6 million gross loan portfolio in loans and commitments. As of December 31, 2011, our largest lending relationship to a single borrower or group of related borrowers consisted of three loans with a total commitment of $8.2 million, with $6.1 million outstanding at year-end. All of the loans in this relationship are secured by commercial real estate and other business assets and a guarantee from the business principals. The loans to this group of borrowers were current and performing as of December 31, 2011.

Our next four largest relationships consist of $8.1 million in loans and commitments with $7.6 million outstanding which is secured primarily by commercial real estate; $6.8 million committed and outstanding which is secured primarily by commercial real estate; $6.1 million in loans and commitments with $4.9 million outstanding for an unsecured loan; and $5.4 million committed and outstanding which is secured primarily by commercial real estate. As of December 31, 2011, loans for these relationships were performing as agreed, with the exception of one loan in the amount of $1.6 million listed as a non-performing asset.

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages of total gross loans as of the dates indicated.

	December 31,
	2011			2010			2009			2008			2007
	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$436,416	(1)	47.35%	$468,502	(2)	46.38%	$480,832	(3)	44.60%	$521,364	(4)	46.11%	$431,018	(5)	53.02%
Commercial	197,390		21.42	199,517		19.75	206,944		19.20	253,391		22.41	86,045		10.58
Construction and development	20,831		2.26	49,803		4.93	53,045		4.92	12,232		1.08	13,560		1.67
Total real estate loans	654,637		71.03	717,822		71.06	740,821		68.72	786,987		69.60	530,623		65.28

Other Loans:
Consumer Loans:
Automobile	15,203		1.65	16,047		1.59	18,848		1.75	22,715		2.01	22,917		2.82
Residential	96,864		10.51	103,566		10.25	107,046		9.93	111,799		9.89	72,388		8.90
Boat/RVs	83,557		9.07	102,015		10.10	127,244		11.80	126,812		11.22	125,621		15.45
Other	6,760		0.73	6,157		0.61	6,650		0.62	7,066		0.62	4,585		0.56
Total consumer loans	202,384		21.96	227,785		22.55	259,788		24.10	268,392		23.74	225,511		27.74

Commercial business loans	64,628		7.01	64,611		6.40	77,384		7.18	75,290		6.66	56,764		6.98
Total other loans	267,012		28.97	292,396		28.94	337,172		31.28	343,682		30.40	282,275		34.72
Total loans receivable, gross	921,649		100.00%	1,010,218		100.00%	1,077,993		100.00%	1,130,669		100.00%	812,898		100.00%

Less:
Undisbursed portion of loans	5,352			7,212			2,546			4,372			3,984
Deferred loan fees and costs	(2,418)			(2,750)			(3,182)			(3,484)			(3,519)
Allowance for losses	16,815			16,372			16,414			15,107			8,352
Total loans receivable, net	$901,900			$989,384			$1,062,215			$1,114,674			$804,081

_________________

(1)	Includes loans held for sale of $1.4 million.
(2)	Includes loans held for sale of $10.5 million.
(3)	Includes loans held for sale of $2.5 million.
(4)	Includes loans held for sale of $1.5 million.
(5)	Includes loans held for sale of $1.6 million.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2011			2010			2009			2008			2007
	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent
	(Dollars in thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$258,288	(1)	28.02%	$270,782	(2)	26.80%	$257,044	(3)	23.84%	$261,969	(4)	23.17%	$254,235	(5)	31.28%
Commercial	114,615		12.44	114,806		11.36	117,108		10.86	118,323		10.46	20,861		2.57
Construction and development	2,518		0.27	11,982		1.19	14,528		1.35	9,724		0.86	10,197		1.25
Total real estate loans	375,421		40.73	397,570		39.35	388,680		36.06	390,016		34.49	285,293		35.10

Consumer	154,717		16.79	180,749		17.89	215,434		19.98	229,326		20.28	198,068		24.37
Commercial business	24,195		2.63	27,999		2.77	40,025		3.71	37,865		3.35	19,842		2.44
Total fixed-rate loans	554,333		60.15	606,318		60.02	644,139		59.75	657,207		58.13	503,203		61.90

Adjustable-Rate Loans:
Real estate:
One- to four-family	178,128		19.33	197,720		19.57	223,788		20.76	259,395		22.94	176,783		21.75
Commercial	82,775		8.98	84,711		8.39	89,836		8.33	135,068		11.95	65,154		8.02
Construction and development	18,313		1.99	37,821		3.74	38,517		3.57	2,508		0.22	3,363		0.41
Total real estate loans	279,216		30.30	320,252		31.70	352,141		32.67	396,971		35.11	245,300		30.18

Consumer	47,667		5.17	47,036		4.66	44,354		4.11	39,066		3.46	27,443		3.38
Commercial business	40,433		4.38	36,612		3.62	37,359		3.47	37,425		3.31	36,922		4.54
Total adjustable-rate loans	367,316		39.85	403,900		39.98	433,854		40.25	473,462		41.87	309,665		38.10
Total loans	921,649		100.00%	1,010,218		100.00%	1,077,993		100.00%	1,130,669		100.00%	812,868		100.00%

Less:
Undisbursed portion of loans	5,352			7,212			2,546			4,372			3,984
Deferred loan fees and costs	(2,418)			(2,750)			(3,182)			(3,484)			(3,519)
Allowance for losses	16,815			16,372			16,414			15,107			8,352
Total loans receivable, net	$901,900			$989,384			$1,062,215			$1,114,674			$804,081

________________

(1)	Includes loans held for sale of $1.4 million.
(2)	Includes loans held for sale of $10.5 million.
(3)	Includes loans held for sale of $2.5 million.
(4)	Includes loans held for sale of $1.5 million.
(5)	Includes loans held for sale of $1.6 million.

The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2011. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The total amount of loans due after December 31, 2012 that have predetermined interest rates is $521.0 million, and the total amount of loans due after such date that have floating or adjustable interest rates is $299.7 million. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to Four- Family(1)		Multi-family and Commercial		Construction and Development		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During Years
Ending December 31,
2012(2)	$602	7.01%	$28,673	5.54%	$18,011	4.27%	$11,608	6.98%	$40,675	3.99%	$99,569	4.85%
2013	1,491	5.80	22,560	6.49	80	5.06	7,511	6.83	3.927	5.03	35,569	6.37
2014	1,136	5.61	25,578	5.84	381	4.82	8,882	6.56	4,512	5.74	40,489	5.97
2015 and 2016	4,496	5.80	40,316	6.17	546	5.15	23,518	6.27	8,783	5.92	77,659	6.14
2017 to 2018	17,541	4.91	25,073	6.41	627	4.53	14,639	7.33	3,465	4.01	61,345	6.05
2019 to 2033	185,262	4.43	53,627	6.14	1,186	5.83	136,097	6.25	3,266	4.90	379,438	5.33
2034 and following	224,447	4.90	1,564	7.55	-	-	129	6.00	-	-	226,140	4.92
Total	$434,975	4.72%	$197,391	6.11%	$20,831	4.40%	$202,384	6.41%	$64,628	4.48%	$920,209	5.36%

___________________

(1)	Does not include mortgage loans held for sale.
(2)	Includes demand loans, loans having no stated maturity and overdraft loans.

One- to Four-Family Residential Real Estate Lending. We originate loans secured by first mortgages on owner-occupied, one- to four-family residences in our market areas for purchase, refinance and construction purposes. At December 31, 2011, these loans totaled $436.4 million, or 47.4% of our gross loan portfolio.

We generally underwrite and document our one- to four-family loans based on the loan applicant’s employment and credit history and the appraised value of the subject property, consistent with secondary market standards or other prudent underwriting guidelines. For loans with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance to reduce our exposure to below 80%. Properties securing our one- to four-family loans are appraised or evaluated consistent with regulatory requirements and prudent lending principles. Origination and servicing practices ensure perfection of our lien position and appropriate monitoring of insurance and tax payments.

We originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, and, generally maintain a tax or insurance escrow account for these loans. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with the secondary market and other local financial institutions and are consistent with our internal needs. Adjustable-rate mortgage or ARM loans are offered with initial rate terms between one and 10 years. After the initial period, the interest rate for each ARM loan adjusts annually for the remainder of the term of the loan using a margin over the standard one-year treasury index. During fiscal 2011, we originated $19.5 million of one- to four-family ARM loans and $123.0 million of one- to four-family fixed-rate mortgage loans. By way of comparison, during fiscal 2010, we originated $26.1 million of one- to four-family ARM loans and $157.3 million of one- to four-family fixed-rate mortgage loans.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years and are generally fully amortizing, with payments due monthly. A majority of loans with fixed-rate maturities in excess of 15 years are sold on the secondary market. Some loans are retained if their terms meet current portfolio needs consistent with balance sheet objectives. These retained loans normally remain outstanding, however, for a substantially shorter period of time because of home sales, refinancing and other prepayments. A significant change in interest rates could alter considerably the average life of a residential loan in our portfolio. Our one- to four-family loans are generally not assumable, do not contain prepayment penalties and do not permit negative amortization of principal. Most are written using underwriting guidelines that make them readily saleable in the secondary market. At December 31, 2011, our fixed-rate one- to four-family mortgage loan portfolio totaled $258.3 million, or 28.0% of our gross loan portfolio.

Our one- to four-family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years, with payments due monthly. Our ARM loans generally provide for specific minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment on the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds. In order to remain competitive in our market areas, we sometimes originate ARM loans at initial rates below the fully indexed rate. ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. Our payment history for ARM loans has not been substantially different from fixed rate loans. See “Asset Quality - Non-performing Assets” and “Classified Assets.” At December 31, 2011, our one- to four-family ARM loan portfolio totaled $178.1 million, or 19.3% of our gross loan portfolio.

Construction-permanent loans on one- to four-family residential properties are obtained through referral business with builders, from walk-in customers and through referrals from realtors and architects. The applicant must submit complete plans, specifications and costs of the project to be constructed, which, along with an independent appraisal, are used to determine the value of the subject property. Loans are based on the lesser of the current appraised value and/or the cost of construction, including the land and the building. We generally conduct regular inspections of the construction project being financed. Residential construction loans are done with one closing for both the construction period and the long-term financing. Loans are generally granted with a construction period between six and 12 months. During the construction phase, the borrower generally pays interest only on a monthly basis, and the loan is automatically converted to amortizing payments upon completion of the construction. Single family construction loans with loan-to-value ratios over 80% usually require private mortgage insurance.

Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate (CRE) loans for acquisition and renovation. These loans are secured by the real estate and improvements financed, and the collateral ranges from industrial and commercial buildings to churches, office buildings and multi-family housing complexes. We also have a limited amount of farm loans. At December 31, 2011, multi-family and commercial real estate loans totaled $197.4 million, or 21.4% of our gross loan portfolio.

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

Loans secured by multi-family and commercial real estate are underwritten based on the income-producing potential of the property and the financial strength of the borrower. For income-producing properties, net operating income must be sufficient to cover the payments related to the outstanding debt. Owner-occupied CRE loans are underwritten based on the borrower’s ability to generate cash flow sufficient to repay the loan. We may require personal guarantees of the borrowers in addition to the real estate as collateral for such loans. We also generally require an assignment of rents or leases in order to be assured that the cash flow from the real estate can be used to repay the debt. Appraisals on properties securing multi-family and commercial real estate loans are performed by qualified independent appraisers approved by MutualBank’s board of directors, consistent with regulatory requirements. See “Loan Originations, Purchases, Sales and Repayments” in this Item 1. In order to monitor the adequacy of cash flows on CRE loans, the borrower is required to provide periodic financial information.

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

Construction and Development Lending. MutualBank makes a variety of commercial loans for the purpose of construction or development of commercial and residential real estate. At the present time, there is very little new acitivity in this type of lending, due to economic and housing environments.

Existing residential development loans are typically located within our market areas and are granted to developers and builders with previous lending experience with MutualBank. Financing of a development may include funding of land acquisition and development costs for lots as well as individual construction loans for speculative or pre-sold homes. We also provide construction-permanent financing for owner-occupied commercial properties for our business customers in our market areas as well as some income-producing property to established borrowers. We have a limited number of commercial real estate development loans. At December 31, 2011, we had $20.8 million in construction and development loans outstanding, representing 2.3% of our gross loan portfolio.

Loans financing land development may include funding the acquisition of the land, the infrastructure and lot sales. Development loans are secured by real estate and repaid through proceeds from the sale of lots. Maximum loan amount should not exceed 75% of the appraised value and projected lot sales should show full payout within 24-36 months of each phase being financed. Where the development loan is to be repaid through lot sales to third parties, the loan should be paid in full when no more than 80% of the lots in the phase or development are sold. Release prices should not be less than 85% of the net sales proceeds, or 125% of the original committed amount per lot, whichever is greater.

Construction financing must be supported by prints and specs, and an appraisal by an approved appraiser. Construction draws must be supported by a detailed list of work completed, and where appropriate, lien waivers from all contractors. All construction loans should have a maturity date with a written end financing commitment. We also provide end financing to qualified borrowers. Our maximum advance on residential pre-sold and owner occupied commercial loans is 80% of appraised value.

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

Consumer and Other Lending. Consumer loans generally have shorter terms to maturity and carry higher rates of interest than residential mortgage loans, which reduces our exposure to interest rate risk on those loans. In addition, consumer loan products help to expand and create stronger ties to our customer base by increasing the number of customer relationships and providing cross-marketing opportunities. We offer a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto, boat and recreational vehicle loans, and loans secured by savings deposits. We also offer a limited amount of credit card and unsecured consumer loans. We originate consumer loans both in our market area through our financial centers and throughout Indiana as well as making consumer loans to customers residing in contiguous states through our indirect lending program. We employ credit scoring models for all consumer loan applications. These models evaluate credit and application attributes, with a review of the borrower’s employment and credit history and an assessment of the borrower’s ability to repay the loan. Consumer loans may entail greater risk than one- to four-family residential mortgage loans, especially consumer loans secured by rapidly depreciable assets, such as automobiles, boats and recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by economic downturn, job loss, divorce, illness or personal bankruptcy. At December 31, 2011, our consumer loan portfolio totaled $202.4 million, or 22.0% of our gross loan portfolio.

At December 31, 2011, our consumer loans on residential properties, including home equity lines of credit and home improvement loans, totaled $96.9 million, or 10.5% of our gross loan portfolio. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. The term to maturity on our home equity and home improvement loans may be up to 15 years. Most home equity lines of credit have a maximum term to maturity of 20 years and require a minimum monthly payment based on the outstanding loan balance per month, which amount may be re-borrowed at any time. A limited number of home equity lines of credit are approved with monthly payments of accrued interest only. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

At December 31, 2011, auto loans totaled $15.2 million, or 1.7% of our gross loan portfolio. Auto loans may be written for up to six years and usually have a fixed rate of interest. Loan-to-value ratios are up to 100% of the MSRP or 120% of invoice for new autos and 110% of value on used cars, based on valuation from official used car guides. Loans for boats and recreational vehicles totaled $83.6 million at December 31, 2011, or 9.1% of our gross loan portfolio. Approximately $79.9 million of our auto, boat and recreational vehicle loans at December 31, 2011 had been originated indirectly through dealers and retailers. We generally buy indirect auto loans on a rate basis, paying the dealer a cash payment for loans with an interest rate in excess of the rate we require. This premium is amortized over the remaining life of the loan. As specified in written agreements with these dealers, prepayments or delinquencies are charged to future amounts owed to that dealer, with no dealer reserve or other guarantee of payment if the dealer stops doing business with us.

Commercial Business Lending. At December 31, 2011, commercial business loans totaled $64.6 million, or 7.0% of our gross loan portfolio. Most of our commercial business loans have been extended to finance businesses in our market area. Credit accommodations extended include lines of credit for working capital needs, term loans to purchase capital goods and real estate, development lending to foster residential, business and community growth and agricultural lending for inventory and equipment financing.

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

During 2011, we became a participant in Treasury’s SBLF program by issuing shares of preferred stock to Treasury in exchange for its $28.9 million investment in our Company. The dividend rate on the this preferred stock was initially 5%; but it can decrease during the nine quarters following the issuance in August 2011 based on increases in our qualifying small business lending. We have sought to increase this lending; however, depressed economic conditions and strong competition have impeded our success. As a result, as we entered 2012, the rate on the SBLF stock remains at 5%. For more information regarding our participation in the SBLF program, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 of the Notes to Consolidated Financial Statements contained in Item 8.

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

The Company originates consumer loans in Indiana and contiguous states through our indirect lending program. The indirect lending consumer portfolio consists of loans for autos, boats and recreational vehicles.

During the year ended December 31, 2011, we sold $80.2 million of one- to four-family mortgage loans on the secondary market to FHLMC and FNMA. As part of our interest rate risk management, the Company chose to sell these loans and recognized a gain on sale of $2.7 million. We did not purchase any residential or commercial real estate loans during 2011.

The following table shows our loan origination, purchase, sale and repayment activities for the years indicated. There were no loan purchases during the years ended December 31, 2011, 2010 or 2009.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Originations by type:
Adjustable rate:
Real estate:
One- to four-family	$19,450	$26,059	$31,542
Commercial real estate	5,836	3,391	7,713
Construction and development	619	336	1,138
Non-real-estate:
Consumer	192	754	317
Commercial business	1,008	620	1,322
Total adjustable-rate	27,105	31,160	42,088
Fixed rate:
Real estate:
One- to four-family	123,015	157,283	218,546
Commercial real estate	4,979	11,620	16,536
Construction and development	488	1,940	7,382
Non-real-estate:
Consumer	17,210	12,569	39,745
Commercial business	5,556	6,380	9,447
Total fixed-rate	151,248	189,792	293,100
Total loans originated	178,353	220,952	335,188

Sales and Repayments:
Sales:
Real estate:
One- to four-family	80,226	82,796	160,019
Total loans sold	80,226	82,796	160,019
Principal repayments	178,485	217,549	231,254
Total reductions	258,711	300,345	391,273
Increase (decrease) in other items, net	1,917	(1,400)	2,409
Net increase (decrease)	$(78,441)	$(80,793)	$(53,676)

Asset Quality

Collection Procedures. When a borrower fails to make a payment on a mortgage loan on or before the default date, a late charge and delinquency notice is mailed. All delinquent accounts are reviewed by a collector, who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due. If the loan becomes 30 days delinquent, the collector will generally contact the borrower by phone or send a letter to the borrower in order to identify the reason for the delinquency. Once the loan becomes 60 days delinquent, the borrower is asked to pay the delinquent amount in full, or establish an acceptable repayment plan to bring the loan current. Prior to foreclosure, a drive-by inspection is made to determine the condition of the property. If the account becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, a collection officer will generally refer the account to legal counsel, with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. During this 30-day period, the collector may accept a repayment plan from the borrower that would bring the account current prior to foreclosure. The Bank will suspend foreclosure activities when directed by government-sponsored entities or the Bank’s regulator; however we have received no such requests.

For consumer loans, a similar collection process is followed, with the initial written contact being made once the loan is 20 days past due.

Commercial loan relationships exceeding $250,000 are reviewed on a regular basis by the commercial credit department.  Larger relationships are monitored through a system of internal and external loan review.  All relationships that are deemed to warrant special attention are monitored at least quarterly.  Individual commercial officers maintain communication with borrowers and recommend action plans to a Loan Quality Review committee which meets monthly to discuss credits graded Special Mention or worse.  The Asset Classification committee meets quarterly and establishes specific allocations for relationships that are deemed to be under-collateralized and at risk of non-payment.  Collection and loss mitigation efforts are a cooperative effort between the Commercial Loan Department and the Risk Management Division.

Delinquent Loans. The following table sets forth, as of December 31, 2011, the amounts and categories of delinquent loans that were still accruing interest.

	Accruing Loans Delinquent For
	30 to 59 Days	60 to 89 Days
	(Dollars in thousands)

Real Estate Loans:
One- to four-family	$13,309	$3,427
Commercial	870	1,023
Construction and development	845	—
Consumer	3,849	2,025
Commercial business	791	99
Total	$19,664	$6,574
Total as a percentage of total loans	2.1%	0.7%

Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated. Generally, loans are placed on non-accrual status when the loan becomes more than 90 days delinquent or sooner when collection of interest becomes doubtful. At December 31, 2011, we had troubled debt restructurings totaling $12.1 million, $4.5 million of which were included in non-accruing loans. Troubled debt restructurings involve forgiving a portion of interest or principal or making other adjustments to assist a borrower who is unable to meet the original terms of the loan. These restructurings are included in non-accruing loans until they perform according to the modified terms for six months. Then, if continued payments under the modified terms is deemed probable, they are removed from non-accrual status. Foreclosed assets owned include assets acquired in settlement of loans.

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accruing loans(1):
One- to four-family	$10,080	$12,012	$15,980	$8,024	$3,104
Commercial real estate	7,592	6,040	9,057	7,723	2,656
Construction and development	9,314	7,399	-	-	-
Consumer	2,565	3,713	3,739	1,851	1,294
Commercial business	1,160	1,019	1,873	2,693	2,002
Total	30,711	30,183	30,649	20,291	9,056

Accruing loans delinquent 90 days or more:
One- to four-family	1,127	1,449	1,861	1,284	-
Commercial real estate	-	-	-	189	1,421
Consumer	-	97	73	-	-
Total	1,127	1,546	1,934	1,473	1,421

Total nonperforming loans	31,838	31,729	32,583	21,764	10,477

Foreclosed assets:
One- to four-family	4,426	2,645	3,483	1,786	927
Commercial real estate	2,003	2,288	1,941	1,193	437
Construction and development	97	97	-	-	-
Consumer	849	1,078	1,927	1,861	1,137
Commercial business	17	19	-	-	-
Total	7,392	6,127	7,351	4,840	2,501

Non-performing investments	-	-	100	—	—

Total non-performing assets	$39,230	$37,856	$40,034	$26,604	$12,978
Total as a percentage of total assets	2.75%	2.69%	2.86%	1.92%	1.35%

(1) Includes non-performing troubled debt restructurings.

For the year ended December 31, 2011, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.5 million. The amount included in interest income on these loans for the year ended December 31, 2011, was $856,000.

See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition at December 31, 2011 Compared to December 31, 2010 - Delinquencies and Non-performing Assets” for more information on our nonperforming assets.

Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 2011, there was an aggregate of $10.5 million with respect to which known information about the possible credit problems of the borrowers has caused management to have doubts as to the abilities of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the non-performing asset categories. Due to current economic conditions, we have seen an increase in the amount of these loans during 2011, primarily in commercial business loans. These loans have been considered in management’s determination of the adequacy of our allowance for loan losses. Management reviews each of these relationships at least quarterly to determine if further downgrades and specific loan allocations are prudent. Included in the $10.5 million above are 11 commercial real estate loans totaling $2.9 million, three construction and development loans totaling $1.9 million, six commercial business loans totaling $3.9 million and five residential mortgage loans totaling $1.8 million. Loans totaling $3.5 million had corresponding specific loan loss allocations established of $917,000, and the majority of these loans were current as of December 31, 2011.

Classified Assets. Our regulators require that we classify loans and other assets, such as debt and equity securities considered to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by our regulators, which may order the establishment of additional general or specific loss allowances.

In connection with the filing of the Bank’s periodic reports with the FDIC and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review, at December 31, 2011, we had classified $66.4 million of the Bank’s assets as substandard or doubtful; including $6.7 million in substandard investments, $7.4 million in other real estate owned and repossessed assets, $50.6 million in substandard loans, and $1.7 million in doubtful loans. The total amount classified represented 50.1% of our stockholders’ equity and 4.7% of our assets at December 31, 2011, compared to 58.40% and 5.44%, respectively, at December 31, 2010.

Provision for Loan Losses. We recorded a provision for loan losses during the year ended December 31, 2011 of $13.1 million, compared to $7.1 million for the year ended December 31, 2010 and $6.5 million for the year ended December 31, 2009. The provision for loan losses increased in 2011 due to the decline in real estate values, primarily impacting the construction and development portfolio. The gross charge-offs for construction and development loans totaled $6.0 million in 2011 compared to $200,000 in 2010. The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “- Allowance for Loan Losses.”

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

The allowance for loan losses is based on estimates of losses inherent in the loan portfolio. Actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the general allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the probable incurred losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. Due to the loss of numerous manufacturing jobs in the communities we serve during recent years and the increase in higher risk loans, like consumer and commercial loans, as a percentage of total loans, management has concluded that our allowance for loan losses should be greater than historical loss experience and specifically identified losses would otherwise indicate.

At December 31, 2011, our allowance for loan losses was $16.8 million, or 1.8% of the total loan portfolio, and approximately 52.8% of total non-performing loans which is a 2.49% increase over the level at year-end 2010. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that are susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$16,372	$16,414	$15,107	$8,352	$8,156

Charge-offs:
One- to four-family	3,432	3,345	1,728	480	645
Commercial real estate	7,532	1,543	1,291	1,548	44
Consumer	2,126	3,195	3,154	2,174	1,731
Commercial business	728	209	83	230	303
Total charge-offs	13,818	8,292	6,256	4,432	2,723

Recoveries:
One- to four-family	274	298	110	42	121
Commercial real estate	146	68	184	558	-
Consumer	741	809	767	556	357
Commercial business	-	25	2	57	201
Total recoveries	1,161	1,200	1,063	1,213	679

Net charge-offs	12,657	7,092	5,193	3,219	2,044
Amount acquired in acquisitions	-	-	-	2,954	-
Provisions charged to operations	13,100	7,050	6,500	7,020	2,240
Balance at end of period	$16,815	$16,372	$16,414	$15,107	$8,352

Ratio of net charge-offs during the period to average loans
outstanding during the period	1.31%	0.69%	0.47%	0.34%	0.25%

Allowance as a percentage of non-performing loans	52.81%	51.60%	50.38%	69.41%	79.72%

Allowance as a percentage of total loans (end of period)	1.83%	1.64%	1.53%	1.34%	1.03%

Investment Activities

MutualBank may invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. It also may invest in investment grade commercial paper and corporate debt securities and certain mutual funds.

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

The objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See “Item 7A - Quantitative and Qualitative Disclosures About Market Risk”.

Our investment securities currently consist of U.S. Agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal securities, marketable equity securities (which consist of shares in mutual funds that invest in government obligations, corporate obligations, mortgage-backed securities and asset-backed securities) and corporate obligations. Our mortgage-backed securities portfolio currently consists of securities issued under government-sponsored agency programs. See Note 4 of the Notes to Consolidated Financial Statements contained in Item 8.

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, these securities remain subject to the risk that a fluctuating interest rate environment, along with other factors like the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the mortgage loans and affect both the prepayment speed and value of the securities.

In the past, we also have maintained a trading portfolio of U.S. Government securities. We are permitted by the Board of Directors to have a portfolio of up to $5.0 million and to trade up to $2.0 million in these securities at any one time. At December 31, 2011, however, we did not have a trading portfolio. See Note 4 of the Notes to Consolidated Financial Statements contained in Item 8.

A majority of MutualBank’s investment portfolio is under the management of its wholly owned subsidiary, Mutual Federal Investment Company. Mutual Federal Investment Company, a Nevada corporation, holds, services, manages and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to Mutual Federal Investment Company. Mutual Federal Investment Company’s investment policy, for the most part, mirrors that of the Bank. Mutual Federal Investment Company has hired a third party investment advisor to manage its securities portfolio, subject to the oversight of their Board of Directors. At December 31, 2011, MutualBank had $330.9 million in consolidated investment securities. The portfolio is comprised of available for sale securities. At that date, Mutual Federal Investment Company managed $283.1 million of the total available for sale portfolio.

MutualBank routinely conducts reviews to identify and evaluate each investment security to determine if an other-than-temporary impairment (“OTTI”) has occurred. During the year ended December 31, 2011, the Bank determined that three securities had experienced an OTTI. These three pooled trust preferred securities were written down by $193,000. Impairment on these securities was determined after analyzing the underlying collateral and determining the amount of additional losses needed in the individual pools to create a shortfall in interest or principal payments. All trust preferred securities were priced using a discounted cash flow analysis as of December 31, 2011.

Pooled Trust Preferred Securities. The Company has invested in pooled trust preferred securities. At December 31, 2011, the par balance (book value) of our pooled trust preferred securities was $6.8 million. The original par value of these securities was $10.3 million, prior to the OTTI write-downs in 2011, 2010 and 2009. The OTTI taken on trust preferred securities in 2011 was the result of deterioration in the performance of the underlying collateral. The deterioration was the result of increased defaults and deferrals of dividend payments in the current year, creating credit impairment along with weakening financial performance of performing collateral, increasing the risk of future deferrals of dividends and defaults. The non-credit portion of unrealized losses has been recognized through other comprehensive income and are reflected in the financial statements at a fair value of $2.5 million.

The following table provides additional information related to the Bank’s investment in trust preferred securities as of December 31, 2011.

Deal	Class	Original Par	Book Value	Fair Value	Unrealized Loss	Realized Losses 2011	Lowest Rating	Number of Banks/Insurance Companies Currently Performing	Actual Deferrals/Defaults (as % of original collateral)	Total Projected Defaults (as a% of performing collateral)[1]	Excess Subordination (after taking into account best estimate of future deferrals/defaults)[2]
(Dollars in thousands)

Alesco Preferred Funding IX	A2A	$1,000	$900	$393	$(507)	$-	CCC-	43	17.17%	21.43%	42.82%
Alesco Preferred Funding XVII[3]	C1	1,000	-	-	-	100	C
Preferred Term Securities XIII	B1	1,000	827	228	(599)	25	Ca	40	33.38%	25.67%	0.00%
Preferred Term Securities XVIII	C	1,000	922	255	(667)	-	Ca	51	24.26%	12.70%	4.83%
Preferred Term Securities XXVII	C1	1,000	713	180	(533)	-	C	33	28.14%	24.36%	5.27%
U.S. Capital Funding I	B1	3,000	2,891	1,163	(1,728)	-	Caa1	31	15.90%	15.41%	1.69%
U.S. Capital Funding III	B1	1,000	500	235	(265)	-	Ca	32	21.94%	12.97%	0.00%
U.S. Capital Funding V3	B1	1,300	-	-	-	68	C

Total		$10,300	$6,753	$2,454	$(4,299)	$193

(1)	A 10% recovey is applied to all projected defaults by depository institutions. A 15% recovery is applied to all projected defaults by insurance companies. No recovery is applied to current defaults.
(2)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.
(3)	The Company still owns these two securities; however they were deemed worthless in the 2011 valuation process and all necessary impairment charges were taken at that time.

The Bank’s trust preferred securities valuation was prepared by an independent third party. Their approach for determining fair value involved several steps including:

•	a detailed credit and structural evaluation of each piece of collateral in the trust preferred securities;

•	collateral performance projections for each piece of collateral in the trust preferred security;

•	terms of the trust preferred structure, as laid out in the indenture; and

•	discounted cash flow modeling.

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

MutualBank has investments in eight Indiana limited partnerships that were organized to construct, own and operate two multi-unit apartment complexes in the Indianapolis area, one in Findley, Ohio, two in Goshen, Indiana, one in Elkhart, Indiana, and two in Niles, Michigan (the Pedcor Projects). The general partner in each of these Pedcor Projects is Pedcor Investments. All of the Pedcor Projects are operated as multi-family, low and moderate-income housing projects and have been performing as planned for several years.

A low-and-moderate income housing project qualifies for certain federal income tax credits if it is a residential rental property, the units are used on a non-transient basis, and at least 20% of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% or less of the area median gross income. Qualified low-income housing projects generally must comply with these and other rules for 15 years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitation for use as a general business credit, but no basis reduction is required for any portion of the tax credit claimed. As of December 31, 2011, at least 84% of the units in the Pedcor Projects were occupied, and all of the tenants met the income test required for the tax credits. Five of the eight projects continue to provide tax credits to the Bank.

We received tax credits totaling $445,000 for the year ended December 31, 2011, $592,000 for the year ended December 31, 2010 and $874,000 for the year ended December 31, 2009 from the Pedcor Projects. The Pedcor Projects continue to incur operating losses. We have accounted for our investments in the Pedcor Projects on the equity method. Accordingly, we have recorded our share of these losses as reductions to MutualBank’s investments in the Pedcor Projects. Of the eight investments in Pedcor projects, the Bank has written down three projects to zero.

The following summarizes MutualBank’s equity in the Pedcor Projects’ losses and tax credits recognized in our consolidated financial statements.

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Investments in Pedcor low income housing projects	$3,113	$3,624	$4,161

Equity in income (losses), net of income tax effect	$(253)	$(337)	$71
Tax credit	445	592	874
Increase in after-tax income from Pedcor Investments	$192	$255	$945

See Note 8 of the Notes to Consolidated Financial Statements contained in Item 8 for additional information regarding our limited partnership investments.

The following table sets forth the composition of our investment and mortgage-related securities portfolio and other investments at the dates indicated. As of December 31, 2011, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment securities available-for-sale:
Mutual funds	$-	$-	$1,723	$1,702	$1,685	$1,643
Government sponsored entities	2,012	2,014	7,941	7,837	158	157
Mortgage-backed securities	198,039	202,846	119,017	118,275	29,175	29,890
Collateralized mortgage obligations	97,098	100,061	112,615	112,224	85,726	87,029
Corporate obligations	27,488	22,399	6,888	2,645	7,321	2,539
Municipal obligations	3,364	3,558	2,460	2,482	9,313	9,656
Total investment securities held for sale	328,001	330,878	250,644	245,165	133,378	130,914

Investment securities held to maturity:
Mortgage-backed securities	-	-	-	-	4,619	3,275
Collateralized mortgage obligations	-	-	-	-	3,028	2,554
Government sponsored entities	-	-	-	-	500	504
Total investment securities held to maturity	-	-	-	-	8,147	6,333

Investment in limited partnerships	3,113	N/A	3,624	N/A	4,161	N/A
Federal Home Loan Bank stock	14,391	N/A	16,682	N/A	18,632	N/A
Total investments	$345,505	$330,878	$270,950	$245,165	$164,318	$137,247

The following table indicates, as of December 31, 2011, the composition and maturities of our investment securities, excluding Federal Home Loan Bank (FHLB) stock.

	Due in
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale:
Corporate obligations	$-	$16,612	$4,135	$6,741	$27,488	$22,399
Government sponsored entities	-		2,985	2,379	5,372	5,564
Small business administration		4	8	-	12	12
Mortgage-backed securities	50	153	12,730	282,204	295,137	302,907
	$50	$16,769	$19,858	$291,324	$328,001	$330,878

Weighted average yield	5.75%	2.00%	2.97%	2.89%	2.86%

Sources of Funds

General. Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits. We offer deposit accounts to consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market areas. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. Occasionally we will accept brokered deposits from a broker without paying a fee to that broker. At December 31, 2011, our brokered deposits totaled $11.7 million, or 1.0% of total deposits, with an average interest rate of 1.87% and a four-year weighted-average maturity.

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

The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2011, we were in compliance with these reserve requirements.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	December 31
	2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transactions and savings deposits:
Noninterest bearing accounts	$122,215	10.48%	$113,455	10.12%	$98,025	9.38%
Savings accounts	98,122	8.41	88,687	7.91	84,553	8.09
Interest-bearing NOW and demand accounts	218,915	18.76	179,504	16.00	154,431	14.77
Money market accounts	85,069	7.29	67,987	6.06	60,479	5.79
Total non-certificates	524,321	44.94	449,633	40.09	397,488	38.03

Certificates:
0.00 -1.99%	371,929	31.87	285,657	25.47	188,995	18.08
2.00 -3.99%	210,060	18.00	313,762	27.98	355,758	34.04
4.00 -5.99%	60,316	5.17	72,452	6.46	102,894	9.84
6.00 -7.99%	10	0.00	65	0.01	61	0.01
Total certificates	642,315	55.06	671,936	59.91	647,708	61.97
Total deposits	$1,166,636	100.00%	$1,121,569	100.00%	$1,045,196	100.00%

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2011.

	1.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2012	$90,030	$13,248	$9,346	$10	$112,634	17.54%
June 30, 2012	61,990	6,750	9,051	-	77,791	12.10%
September 30, 2012	65,161	1,868	4,955	-	71,984	11.21%
December 31, 2012	31,632	1,055	2,440	-	35,127	5.47%
March 31, 2013	3,754	11,936	1,520	-	17,210	2.68%
June 30, 2013	6,451	9,167	952	-	16,570	2.58%
September 30, 2013	22,660	17,402	1,208	-	41,270	6.43%
December 31, 2013	10,391	21,374	27,334	-	59,099	9.20%
March 31, 2014	6,605	26,134	3,449	-	36,188	5.63%
June 30, 2014	21,998	16,186	10	-	38,194	5.95%
September 30, 2014	4,777	8,052	-	-	12,829	2.00%
December 31, 2014	5,800	8,169	-	-	13,969	2.17%
Thereafter	40,680	68,719	51	-	109,450	17.04%
Total	$371,929	$210,060	$60,316	$10	$642,315	100.00%

Percent of total	57.90%	32.70%	9.39%	0.00%	100.00%

The following table indicates, as of December 31, 2011, the amount of our certificates of deposit and other deposits by time remaining until maturity.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)

Certificates of deposit less than $100,000	$70,726	$53,598	$70,132	$211,857	$406,313
Certificates of deposit of $100,000 or more	32,136	24,191	30,677	133,711	220,715
Public funds(1)	9,772	-	5,515	-	15,287
Total certificates of deposit	$112,634	$77,789	$106,324	$345,568	$642,315

__________________

(1)    Deposits from governmental and other public entities.

Borrowings. We also utilize borrowings as a source of funds, especially when they are less costly than deposits and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the FHLB of Indianapolis. See Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

We may obtain advances from the FHLB of Indianapolis upon the pledging of certain mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2011 we had $101.5 million in FHLB advances outstanding. Based on current collateral levels, we could borrow an additional $186.5 million from the FHLB at prevailing interest rates. In order to have access to FHLB advances, we are required to own stock in the FHLB of Indianapolis. At December 31, 2011, we had $14.4 million in that stock. We continue to monitor the activities of the FHLB of Indianapolis and believe they have the ability to meet our borrowing needs during this difficult economic environment.

In 2009, the Company borrowed $10.0 million from First Tennessee Bank, N.A. to refinance existing long-term debt. The loan bears a 5.9% interest rate, has a term expiring in December 2014 and is secured by Bank stock. The balance of that loan was $8.4 million at December 31, 2011.

We also are authorized to borrow from the Federal Reserve Bank of Chicago’s “discount window”. We have never borrowed from the Federal Reserve Bank and currently do not have any assets pledged to them for borrowing.

The Company acquired $5.0 million of issuer trust preferred securities in the 2008 acquisition of another financial institution. The net balance of these securities as of December 31, 2011 was $4.0 million due to the purchase accounting adjustment made at the time of the acquisition. The securities mature 30 years from the date of issuance, July 29, 2005. The securities bore a fixed rate of interest of 6.22% for the first five years, resetting quarterly thereafter at the prevailing three-month LIBOR rate plus 170 basis points. In December 2009, the Company entered into a cash flow hedge with FTN Financial to fix the floating portion of the issued trust preferred security at 5.15% for the next five years starting on September 15, 2010. The Company has had the right to redeem the trust preferred securities, in whole or in part, without penalty, since September 15, 2010. These securities mature on September 15, 2035.

The following table sets forth, for the years indicated, the maximum month-end balance and average balance of FHLB advances and other borrowings.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Maximum Balance:
FHLB advances	$128,328	$212,111	$250,566
Notes payable	-	226	231
Other borrowings	13,174	13,895	15,359

Average Balance:
FHLB advances	$105,391	$175,601	$221,896
Notes payable	-	17	228
Other borrowings	12,853	13,586	15,076

The following table sets forth certain information as to our borrowings at the dates indicated.

	December 31,
	2011	2010	2009
	(Dollars in thousands)

FHLB advances	$101,451	$128,537	$197,960
Notes payable	-	-	226
Other borrowings	12,410	13,167	13,888
Total borrowings	$113,861	$141,704	$212,074

Weighted average interest rate of FHLB advances	2.55%	3.08%	4.00%
Weighted average interest rate of notes payable(1)	-%	-%	0.00%
Weighted average interest rate of other borrowings(2)	5.66%	5.68%	5.99%

_________________

(1)	Our notes payable are capitalized loans with no current interest expense as of December 31, 2011.
(2)	Our other borrowings include a term loan and a subordinated debt as of December 31, 2011.

Trust and Financial Services

MutualWealth is the wealth management division of the Bank that provides a variety of fee-based financial services, including trust, investment, insurance, broker advisory, retirement plan and private banking services, in our market area. Trust services are provided to both individual and corporate customers, including personal trust and agency accounts, employee benefit plans and corporate bond trustee accounts. Trust and other financial services provided to our customers provide a significant source of fee income to the Company and in 2011 constituted 17.1% of the Company’s non-interest income.

Subsidiary and Other Activities

As an Indiana commercial bank, MutualBank is allowed to invest in subsidiaries as authorized by Indiana law and the IDFI. Under FDIC regulations, those subsidiaries may only engage in activities as principal that are permissible for national bank subsidiaries, unless the Bank receives FDIC approval to engage in other activities permitted by Indiana law and the IDFI. Activities engaged in as agent, including insurance agency activities, are not subject to this FDIC limitation.

The Bank's insurance agency subsidiary, Mishawaka Financial Services, Inc., is engaged in the sale, as agent, of life insurance and credit-life and health insurance to the Bank's customers and the general public.

At December 31, 2011, MutualBank had one active subsidiary, Mutual Federal Investment Company, which is a Nevada corporation that holds and manages a portion of MutualBank’s investment portfolio. As of December 31, 2011, the market value of securities managed was $283.1 million. Mutual Federal Investment Company has one active subsidiary, Mutual Federal REIT, Inc. Mutual Federal REIT, Inc. is a Maryland corporation holding approximately $64.6 million in one-to four-family mortgage loans.

Employees

At December 31, 2011, we had a total of 356 full-time and 59 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

How We Are Regulated

During the year ended December 31, 2011, MutualFirst was a savings and loan holding company regulated by the OTS through July 20, 2011, and, as a result of the Dodd Frank Act, by the FRB thereafter, and MutualBank was a federal savings bank regulated by the OTS through July 20, 2011, and, as a result of the Dodd Frank Act, by the OCC thereafter. On January 1, 2012, MutualBank converted to an Indiana commercial bank, and, as a result, became subject to regulation by the IDFI and the FDIC. The Dodd Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which has authority to promulgate regulations intended to protect consumers with respect to financial products and services, including those provided by the Bank, and to restrict unfair, deceptive or abusive conduct by providers of consumer financial products and services. These regulations had previously been enacted by the Bank’s primary federal regulator. As a public company, the Company is subject to the regulation and reporting requriements of the SEC.

Set forth below is a brief description of certain laws and regulations that apply to us. This description, as well as other descriptions of laws and regulations contained in this Form 10-K, is not complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress and the Indiana General Assembly that may affect our operations. In addition, the regulations governing the Company and the Bank may be amended from time to time by the IDFI, the FDIC, CFPB, FRB or the SEC, as appropriate. Any legislative or regulatory changes, including those resulting from the Dodd Frank Act, in the future could adversely affect our operations and financial condition.

MutualFirst. MutualFirst is a bank holding company subject to regulatory oversight by the FRB. MutualFirst is required to register and file reports with the FRB and is subject to regulation and examination by the FRB, including regulations requiring that the Company serve as a source of financial and managerial strength for the Bank, particularly if the Bank is in financial distress. In addition, the FRB has enforcement authority over the Company and any of its non-bank subsidiaries. The Company’s direct activities and non-bank subsidiaries are subject to FRB regulation and must be closely related to banking, as determined by the FRB. The Company must obtain FRB approval to acquire substantially all the assets of another bank or bank holding company or to merge with another bank holding company. In addition, the Company must obtain FRB authorization to control more than 5% of the shares of any other bank or bank holding company and may not own more than 5% of any other entity engaged in activities not permitted for the Company. The FRB imposes capital requirements on the Company. See “- Capital Requirements.” The FRB has broad enforcement authority over the Company.

The IDFI also has oversight authority over the Company including acquisitions of other Indiana banks or bank holding companies and transactions with the Bank. The IDFI has enforcement authority over the Company and its management and employees.

MutualBank. As an Indiana commercial bank, MutualBank is subject to regulation, examination and supervision by the IDFI. Indiana law and the IDFI extensively regulate many aspects of the Bank’s operations including branching, dividends, interest and fees collected, antimoney laundering activities, confidentiality of customer information, credit card operations, corporate governance, mergers and purchase and assumption transactions, insurance activities, securities investments, real estate investments, trust operations, lending activities, subsidiary operations and required capital levels. Under Indiana law, Indiana banks may have parity authority with national banks. The IDFI has enforcement power over the Bank and its management, employees and affiliates. When the Bank was a federal savings bank, it was required to maintain a certain level of thrift-related assets consisting of housing related loans and investments and was subject to percentage-of-assets limits on consumer and commercial investments and loans. No such requirements or limits apply to the Bank under Indiana law.

To fund its operations, the IDFI has established a schedule for the assessment of “supervisory fees” for all Indiana financial institutions. These supervisory fees are computed based on the Bank’s total assets and trust assets and increase if the Bank experiences financial distress. The IDFI also charges fees for certain applications and other filings. These total fees to the IDFI are expected to be less than what the Bank paid when it was federally chartered.

The Bank’s primary federal regulator is the FDIC. See “- FDIC Regulation and Insurance of Accounts.”

FDIC Regulation and Insurance of Accounts. As a state-chartered, non-member bank, MutualBank is subject to regulation, examination and supervision by the FDIC. The FDIC does not assess fees for its examination and supervision. The FDIC oversees the Bank’s operations under federal law, regulations and policies, including consumer compliance laws, and ensures that the Bank operates in a safe and sound manner. It regulates the Bank’s branching, transactions with affiliates (which includes the Company) and loans to insiders. Under FDIC regulations, the Bank generally is prohibited from acquiring or owning any equity investments impermissible for national banks and is prohibited from engaging as principal in activities that are not permitted for national banks without FDIC approval. During examinations, the FDIC may require the Bank to establish additional reserves for loan losses, which decreases the Company’s net income. The FDIC, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.

The Bank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. The basic deposit insurance level is $250,000 per each separately insured depositor, as defined in FDIC regulations. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended December 31, 2011 were $1.5 million. Those premiums may increase due to strains on the FDIC deposit insurance fund due to the cost of large bank failures and the increase in the number of troubled banks. Also, if the Bank experiences financial distress or operates in an unsafe or unsound manner, these deposit premiums may increase.

In accordance with the Dodd Frank Act, the FDIC has issued regulations setting insurance premium assessments based on an institution's total assets minus its Tier 1 capital instead of its deposits. The intent of the new assessment calculations is not to substantially change the level of premiums paid notwithstanding the use of assets as the calculation base instead of deposits. The Bank’s premiums continue to be based on its same assignment under one of four risk categories based on capital, supervisory ratings and other factors; however, the premium rates for those risk categories are revised to maintain similar premium levels under the new calculation as currently exist.

As a result of a decline in the reserve ratio (the ratio of the net worth of the deposit insurance fund to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the deposit insurance fund, the FDIC required each insured institution to prepay on December 30, 2009, the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight, and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments are measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and are based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely. The FDIC estimates that the reserve ratio will reach the designated reserve ratio of 1.15% by 2017 as required by statute.

The FDIC has broad enforcement power over the Bank and its management, employees and affiliates. It also may prohibit the Bank from engaging in any activity that it determines by regulation or order to pose a serious risk to the deposit insurance fund and may terminate our deposit insurance if it determines that we have engaged in unsafe or unsound practices or are in an unsafe or unsound condition.

Regulatory Capital Requirements. Both MutualFirst and MutualBank are required to maintain a minimum level of regulatory capital. The FDIC has established capital standards for the Bank, including a leverage ratio and a risk-based capital requirement applicable to such savings institutions, as well as capital standards for purposes of establishing the threshold for prompt corrective action. The FDIC also may impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. The FRB has established a similar leverage and risk-based capital requirement that the Company must now meet as a bank holding company. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Capital Resources” for information on the Company’s and the Bank’s compliance with these capital requirements.

Under the FDIC capital regulations, the Bank must maintain a minimum leverage capital ratio of 4% Tier 1 capital to total adjusted assets, excluding intangibles. Under limited circumstances that ratio can be as low as 3%, but we do not meet those requirements. The FDIC can require a higher leverage capital ratio on an individualized basis if it determines the Bank is exposed to undue or excessive risk. The Bank also must meet a minimum risk-based capital ratio of at least 8% qualifying total capital (at least 50% Tier 1 capital plus Tier 2 capital, which includes the loan loss allowance, up to 1.25% of risk-weighted assets) to risk-weighted assets (most balance sheet and certain off-balance sheet assets weighted 0% to 100% based on relevant risks of types of assets).

Under prompt corrective action laws, the FDIC is authorized and, under certain circumstances, required to take actions against banks that fail to meet their capital requirements. The FDIC is generally required to restrict the activities of an “undercapitalized institution,” which is a bank with less than either a 4% leverage capital ratio, a 4% Tier 1 risked-based capital ratio or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and, until such plan is approved by the FDIC, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.

Any bank that fails to comply with its capital plan or has Tier 1 risk-based or leverage capital ratio of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered “significantly undercapitalized” must be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution. A bank that becomes “critically undercapitalized” because it has a tangible capital ratio of 2.0% or less is subject to further restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, a receiver or conservator must be appointed, with certain limited exceptions, within 90 days after a bank becoming critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the FDIC.

To be considered well-capitalized under the prompt corrective action standards, a bank must have at least a 5% leverage capital ratio, a 6% Tier 1 risk-based capital ratio and a 10% total risk-based capital ratio and no enforceable individualized capital requirement. Banks that are not well-capitalized are adequately capitalized under these standards until capital ratios fall to the under capitalized level. Once a bank is not well-capitalized it generally may not accept brokered deposits and is subject to limits on the rates it offers on deposits.

The FRB has established similar capital ratio requirements and prompt corrective action standards that apply to bank holding companies, including the Company, on a consolidated basis. To be considered well-capitalized a bank holding company must have, on a consolidated basis, at least a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 10% and not a higher enforceable individualized capital requirement.

As a result of the Dodd Frank Act and potential capital requirements being considered by the Basel Committee on Banking Supervision, these capital requirements imposed on the Bank and the Company could increase.

Limitations on Dividends and Other Capital Distributions. The Company’s major source of funds consists of dividends from the Bank. The ability of the Bank to pay dividends depends on its earnings and capital levels and may be limited by FDIC or IDFI directives or orders. In addition, under Indiana law, the Bank may pay dividends from undivided profits; however, it some cases, must obtain IDFI approval of a dividend if the total dividends declared during the current year, including the proposed dividend, exceeds net income for the current year and retained net income for the prior two years, which excludes dividends paid during those years. The approval from IDFI is not required if the Bank meets exemption guidelines that mandate minimums for examination ratings and the Tier 1 leverage capital ratio, and the Bank is not subject to corrective action or supervisory order agreements. Since the Bank became regulated by the IDFI, they have been exempt from the pre-approval requirements but are still required to notify the IDFI of any proposed dividend. It is the Bank’s policy to maintain a strong capital position, so, in times of financial or economic distress, the Bank will be less likely to pay dividends to the Company.

The ability of the Company to pay dividends to its stockholders is dependent on the receipt of dividends from the Bank. Under Maryland law, the Company cannot pay cash dividends if it would render the Company unable to pay its debts or would be insolvent (unless they are paid from recent earnings).

The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, a bank holding company may be prohibited from paying any dividends if the holding company’s bank subsidiary is not adequately capitalized.

A bank holding company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for bank holding companies, is well-managed, and is not subject to any unresolved supervisory issues.

Our ability to pay dividends on or to repurchase our common stock is subject to limits due to our participation in the SBLF program. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Overview and Significant Events in 2011” and relevant risk factors in Item 1A.

Federal Securities Laws. The common stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, the Company is subject to the reporting, information disclosure, proxy solicitation, insider trading limits and other requirements imposed on public companies by the SEC under the Exchange Act. This includes limits on sales of stock by certain insiders and the filing of insider ownership reports with the SEC. The SEC and Nasdaq have adopted regulations under the Sarbanes-Oxley Act of 2002 that apply to the Company as a Nasdaq-traded, public company, which seek to improve corporate governance, provide enhanced penalties for financial reporting improprieties and improve the reliability of disclosures in SEC filings.

CFPB. The Dodd Frank Act created the CFPB to regulate how banks and other financial entities provide consumer financial product and services and transferred to it rulemaking authority for consumer finance regulations. The FDIC retains oversight and enforcement authority over the Bank’s compliance with these regulations.

Federal Taxation

General. We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to us. MutualBank’s federal income tax returns have been closed without audit by the IRS through its year ended December 31, 2007. MutualFirst and MutualBank will file a consolidated federal income tax return for fiscal year 2011.

Taxable Distributions and Recapture. Prior to 1998, bad debt reserves created prior to the year ended December 31, 1997 were subject to recapture into taxable income if MutualBank failed to meet certain thrift asset and definitional tests. Federal legislation eliminated these thrift recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should MutualBank make certain non-dividend distributions or cease to maintain a bank charter.

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. MutualBank is subject to the alternative minimum tax, and has $1.2 million available as credits for carryover.

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

Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes. The Company is also subject to a Michigan business tax on apportioned capital employed in the state of Michigan.

Internet Website

We maintain a website with the address of www.bankwithmutual.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. This Annual Report on Form 10-K and our other reports, proxy statements and other information, including earnings press releases, filed with the SEC are available on that website through a link to the SEC’s website at “About Us – Investor Relations - SEC Filings.” For more information regarding access to these filings on our website, please contact our Corporate Secretary, MutualFirst Financial, Inc., 110 E. Charles Street, Muncie, Indiana, 47305-2419; telephone number (765) 747-2800.

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

The United States experienced a severe economic recession beginning in 2008 and many of the effects of that recession are expected to continue in 2012. While economic growth has resumed recently, the rate of growth has been slow and unemployment remains at very high levels and is not expected to improve greatly in the near future. Furthermore, our primary market area in northern and east central Indiana has experienced continued deterioration in economic growth and employment than the rest of the country. Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak U.S. economy and high unemployment. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. The continuing real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans for many lenders. Stock prices for financial institutions and their holding companies have declined substantially, and it is significantly more difficult for those entities to raise capital or borrow in the debt markets.

Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability. Moreover, declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

The recent economic recession has been severe in our primary market area of northern and east central Indiana, which is not a high growth market. If those local economic conditions to deteriorate or do not improve, our results of operations and financial condition could be impacted adversely as borrowers’ ability to repay loans declines and the value of the collateral securing loans decreases.

Substantially all of our loans are located in northern and east central Indiana. During the last several years, economic conditions and real estate values within our market area have declined significantly. This has contributed to increases in our non-performing assets, loan charge-offs and provisions for loan losses and will continue to do so if conditions do not improve. Our financial results may be affected adversely by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates that may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Continued decreases in real estate values in our primary market areas could affect adversely the value of real property used as collateral for our mortgage loans. As a result, the market value of the real estate underlying these loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. In the event that we are required to foreclose on a property securing a mortgage loan, we may not recover funds in an amount equal to the remaining loan balance. Consequently, we would sustain loan losses and potentially incur a higher provision for loan loss expense, which would have an adverse impact on earnings. Due to recent national, state and local economic conditions, values for commercial and development real estate have declined significantly, depressing the market for these properties. In addition, adverse changes in the Indiana economy may have a negative effect on the ability of borrowers to make timely repayments of their loans, which would also have an adverse impact on earnings.

Our primary market area, which consists of Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana and Berrien county in Michigan, has experienced limited population growth of 0.64% from 2000 through 2010. This data from the census bureau reflects population increases in our northern region market of 2.02% compared to the reduction in population of our central region of (3.04%). Unemployment levels in our Indiana market area are higher than the national levels. According to data published by the Bureau of Labor Statistics of the United States Department of Labor, the national unemployment rate for the United States at December 31, 2011 was 8.5% (seasonally adjusted) compared to an average rate of 9.9% (not seasonally adjusted) for our market areas in Indiana. See “Item 1 - Business - Market Area.”

Our expansion efforts, particularly through new and acquired branches, may not be successful if we fail to manage our growth effectively.

A key component of our strategy to grow and improve profitability is to expand our branch network into communities within or adjacent to the Indiana counties we operate in. In 2008, we expanded our branch network into north central Indiana with the acquisition of another financial institution. In 2010, we considered making an acquisition through an FDIC-assisted transaction. We intend to continue to pursue a growth strategy for our business. Operating branches outside of the counties we originally were located in and beyond our current market areas, may subject us to additional risk, including the local risks related to the new market areas, management of employees from a distance, additional credit risks, logistical operational issues and management time constraints.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance. Additions to our allowance decrease our net income. Our allowance for loan losses was 1.83% of gross loans and 52.81% of non-performing loans at December 31, 2011, compared to 1.64% of gross loans and 51.60% of non-performing loans at December 31, 2010.

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

At December 31, 2011, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, non-accrual troubled debt restructurings and foreclosed real estate assets) totaled $39.2 million, which was an increase of $1.4 million or 3.6% over non-performing assets at December 31, 2010. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, we must write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs including taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, potentially distracting them from the overall supervision of our operations and other income-producing activities.

Our provision for loan losses has increased substantially and additional increases in the provision and loan charge-offs may be required, adversely impacting operations.

For the year ended December 31, 2011, we recorded a provision for loan losses of $13.1 million compared to $7.1 million for the 2010 fiscal year. We also recorded net loan charge-offs of $12.7 million in 2011, compared to $7.1 million in 2010. During 2011 and 2010, we experienced increasing loan delinquencies and credit losses. As a result, nonperforming loans increased from $31.7 million at the end of 2010 to $31.8 million at the end of 2011. If the declining trends in the housing, real estate and local business markets continue, we expect increased levels of delinquencies and credit losses to continue, which adversely impacts our financial condition and results of operations.

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

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by decreases in interest rates, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for other-than-temporary impairment on at least a quarterly basis. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. At December 31, 2011, the change in net unrealized gains on securities available for sale from the level at December 31, 2010 was an increase of $8.4 million.

Other-than-temporary impairment charges in our investment securities portfolio could result in losses and adversely affect our continuing operations.

During the year ended December 31, 2011, we recognized a $723,000 non-cash other-than-temporary impairment (“OTTI”) charge on available-for-sale securities we hold for investment. At December 31, 2011, the fair value of these securities were $228,000. Management concluded that the decline of the estimated fair value below the cost of the security was other than temporary and recorded a credit loss of $193,000 through non-interest income. We determined the remaining decline in value was not related to specific credit deterioration. We do not intend to sell these securities and it is more likely than not we will not be required to sell the securities before anticipated recovery of the remaining amortized cost basis. We closely monitor our investment securities for changes in credit risk. The valuation of our investment securities also is influenced by external market and other factors, including implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting. Our valuation of our securities will be influenced by the default rates of specific financial institutions whose securities provide the underlying collateral for these securities. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them. Accordingly, if market conditions deteriorate further and we determine our holdings of these or other investment securities are OTTI, our future earnings, stockholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2011, $533.3 million, or 57.9% of our total loan portfolio, was secured by one- to four-family mortgage loans and home equity loans (including home equity lines of credit). This type of lending is generally sensitive to regional and local economic conditions that may impact significantly the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Indiana housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. In addition, borrowers seeking to sell their homes may find that they cannot sell their properties for an amount equal to or greater than the unpaid principal loan balance. Continued declines in both the volume of real estate sales and the sales prices coupled with the current recession and the associated increases in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

Our loan portfolio possesses increased risk due to our percentage of commercial real estate, construction and development and commercial business loans.

At December 31, 2011, 30.7% of our loan portfolio consisted of commercial real estate, construction and development and commercial business loans to small and mid-sized businesses in our primary market areas, which are the types of businesses that have a heightened vulnerability to local economic conditions. Over the last several years, we have increased this type of lending from 19.2% of our portfolio at December 31, 2007 to 30.7% at December 31, 2011, in order to improve the yield on our assets. At December 31, 2011, our loan portfolio included $20.8 million of commercial construction and development loans, $197.4 million of commercial real estate loans and $64.6 million of commercial business loans compared to $13.6 million, $86.0 million and $56.8 million for construction and development, commercial real estate and business loans, respectively, at December 31, 2007. These increases were primarily due to the MFB acquisition in 2008. As a result, we have experienced an increase in non-performing commercial real estate, construction and development and commercial business loans. See “Item 1 - Business of MutualBank - Asset Quality — Non-Performing Assets.” The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of multifamily and commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the borrowers’ business and the real estate securing the loans as collateral, which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for loan losses and adversely affect our operating results and financial condition.

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

Our consumer loans accounted for approximately $202.4 million, or 22.0% of our total loan portfolio as of December 31, 2011, of which $15.2 million consisted of automobile loans, $83.6 million consisted of boat/RV loans and $96.9 million consisted of home equity loans, including lines of credit. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Because our indirect loans, which totaled $79.9 million at December 31, 2011, were originated through a third party and not directly by us, they present greater risks than other types of lending activities. As a result of this portfolio of consumer loans, it may become necessary to increase the level of our provision for loan losses, which could hurt our profits.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2011, the fair value of our portfolio of available-for-sale securities totaled $330.9 million. Gross unrealized gains on these securities totaled $8.0 million, while gross unrealized losses on these securities totaled $5.1 million, resulting in a net unrealized gain of $2.9 million at December 31, 2011.

At December 31, 2011, our interest rate risk analysis indicated that our net portfolio value would increase by 5% if there was an instantaneous parallel 200 basis point increase in market interest rates. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Asset/Liability Management.”

Our strategies to modify our interest rate risk profile may be difficult to implement.

Our asset/liability management strategies are designed to decrease our interest rate risk sensitivity. One such strategy is to increase the amount of adjustable rate and/or short-term assets. The Bank offers adjustable rate loan products as a means to achieve this strategy. The availability of lower rates on fixed-rate loans would generally create a decrease in borrower demand for adjustable rate assets. Additionally, these adjustable-rate assets may prepay. At December 31, 2011, 39.9% of our loan portfolio consisted of adjustable-rate loans, compared to 40.0% at December 31, 2010.

We also are managing our liabilities to moderate our interest rate risk sensitivity. Customer demand is primarily for short-term certificates of deposit and transaction accounts. Using short-term liabilities to fund long-term, fixed-rate assets will increase the interest rate sensitivity of any financial institution. When needed we are utilizing FHLB advances and repurchase agreements to mitigate the impact of customer demand by lengthening the maturities of these advances or entering into longer term repurchase agreements, depending on liquidity or investment opportunities.

FHLB advances and repurchase agreements are entered into as liquidity is needed or to fund assets that provide for a spread considered sufficient by management. If we are unable to originate adjustable rate assets at favorable rates or fund loan originations or securities purchases with long-term advances or structured borrowings, we may have difficulty executing this asset/liability management strategy and/or it may result in a reduction in profitability.

We are subject to credit risks in connection with the concentration of adjustable rate loans in our portfolio.

Adjustable rate loans made up 39.9% of our loan portfolio at December 31, 2011. Borrowers with adjustable rate loans are exposed to increased monthly payments when the related interest rate adjusts upward under the terms of the loan to the rate computed in accordance with the applicable index and margin. Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable-rate loans, increasing the possibility of default. Borrowers seeking to avoid these increased monthly payments by refinancing their loans may no longer be able to find available replacement loans at comparably lower interest rates. In addition, declining housing prices may prevent refinancing or a sale of the home, because borrowers have insufficient equity in their homes. These events, alone or in combination, may contribute to higher delinquency rates and negatively impact our earnings.

We face risks related to covenants in our loan sales to investors and secondary mortgage market conditions.

Our agreements with investors to sell our loans generally contain covenants that require us to repurchase loans under certain circumstances, including some delinquencies, or to return premiums paid by those investors if the loans are paid off early. If we are required to repurchase sold loans under these covenants, they may be deemed troubled loans, with the potential for charge-offs and/or loss provision changes, which could impact our earnings and asset quality ratios adversely. The Bank was not required to repurchase any loans from our investors during 2011.

Our ability to sell loans on the secondary mortgage market is impacted by interest rate changes and investor demand or expected return. If this market becomes less liquid, we may not be able to rely as much on loan sales to reduce our interest rate and credit risk.

Declining economic conditions may adversely impact the fees generated by our asset management and trust business.

To the extent our asset management and trust clients and their assets become adversely impacted by weak economic and stock market conditions, they may choose to withdraw the assets managed by us and the value of their assets may decline. Our asset management revenues are based on the value of the assets we manage. If our clients withdraw assets or the value of their assets decline, our revenues from these activities may be adversely affected. These fees totaled $2.7 million in 2011, compared to $2.6 million in 2010.

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

Liquidity is essential to our business. A tightening of the credit markets and the inability to obtain adequate funding to replace deposits and fund continued loan growth may affect asset growth, our earnings capability and capital levels negatively. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, including brokered deposits, as well as cash flows from loan payments and our securities portfolio. Borrowings, especially from the FHLB and repurchase agreements, also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include adverse regulatory action against us or a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated. Our ability to borrow also could be impaired by factors that are not specific to us, such as a disruption in the financial markets, negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations or continued deterioration in credit markets.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to repay our SBLF funds, support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital in response to a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock. The issuance of additional shares of common stock or convertible securities to new stockholders would be dilutive to our current stockholders.

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

Our board of directors is authorized to cause us to issue additional common stock, as well as classes or series of preferred stock, generally without any action on the part of the stockholders. In addition, the board has the power, generally without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution or winding-up of our business and other terms. If we issue preferred stock in the future that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market value of the common stock could be adversely affected.

Anti-takeover provisions could negatively impact our stockholders.

Provisions in our charter and bylaws, the corporate law of the State of Maryland and federal regulations could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the market price of any class of our equity securities, including our common stock. These provisions include: a prohibition on voting shares of common stock beneficially owned in excess of 10% of total shares outstanding, supermajority voting requirements for certain business combinations with any person who beneficially owns more than 10% of our outstanding common stock; the election of directors to staggered terms of three years; advance notice requirements for nominations for election to our Board of Directors and for proposing matters that stockholders may act on at stockholder meetings, a requirement that only directors may fill a vacancy in our Board of Directors, supermajority voting requirements to remove any of our directors and the other provisions of our charter. Our charter also authorizes our Board of Directors to issue preferred stock, and preferred stock could be issued as a defensive measure in response to a takeover proposal. In addition, pursuant to federal and state laws and regulations, as a general matter, no person or company, acting individually or in concert with others, may acquire more than 10% of our common stock without prior approval from our regulators.

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

At December 31, 2011, we had a core deposit premium of $3.0 million, due mainly to our 2008 acquisition of another financial institution. Under GAAP, we are required to periodically assess the value of this intangible asset based on a number of factors to determine if there is partial or full impairment. The factors taken into consideration include the market price of our stock, the net present value of our assets and liabilities and valuation information for similar financial institutions. This evaluation involves a substantial amount of judgment. If actual conditions underlying the factors differ from our assessment, the core deposit intangible could be subjected to faster amortization or partial or complete impairment, which would reduce the value of this asset and reduce our earnings, perhaps materially.

We currently hold a significant amount of bank-owned life insurance.

At December 31, 2011, we held $94.5 million of bank-owned life insurance or BOLI on key employees and executives, with a cash surrender value of $47.0 million. The policies are maintained to fund amounts owed under executive supplemental retirement plans. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

We may not be able to realize our deferred tax asset fully.

At December 31, 2011, we had a $17.4 million deferred income tax benefit based on differences between the financial statement amounts and tax bases of assets and liabilities and reflecting mainly an allowance for loan loss timing difference and business tax and AMT carryover. The value of our deferred income tax benefit is reviewed regularly under various forecasts and assumptions, including anticipated levels of taxable net income, to determine the likelihood of realizing the benefit. If actual results or subsequent forecasts differ from our current judgments, so if it becomes more likely than not that this benefit will not be fully realized, we would have to write down this asset, which would negatively impact results of operation and reduce our asset size.

If our investment in the FHLB of Indianapolis becomes impaired, our earnings and stockholders’ equity could decrease.

At December 31, 2011, we owned $14.4 million in FHLB of Indianapolis stock. We are required to own this stock to be a member of and to obtain advances from our FHLB. This stock is not marketable and can only be redeemed by our FHLB. The FHLB did initiate a stock buyback in 2011 to repurchase some excess member stock. Our FHLB’s financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB stock to be deemed impaired, resulting in a decrease in our earnings and assets.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

The Bank and the Company are subject to extensive regulation, supervision and examination by federal and state regulators, which has extensive discretion in connection with its supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.

In response to the recent financial crisis, Congress took actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts. The recently enacted Dodd-Frank Act provides for the creation of the CFPB that has broad authority to issue regulations governing the services and products we provide consumers. This additional regulation could increase our compliance costs and otherwise adversely impact our operations. That legislation also contains provisions that, over time, could result in higher regulatory capital requirements and loan loss provisions for the Company and the Bank and may increase interest expense due to the ability to pay interest on all demand deposits. Recent regulatory changes impose limits on our ability to charge overdraft fees, which may decrease our non-interest income as compared to more recent prior periods. The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards. See “Item 1 - How We Are Regulated.”

In this recent economic downturn, federal and state banking regulators have been active in responding to concerns and trends identified in examinations and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. The FDIC and IDFI govern the activities in which the Bank may engage, primarily for the protection of depositors and not for the protection or benefit of stockholders. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability. Recent regulatory changes regarding card interchange fee income does not currently apply to us but could change in the future. Prior year changes in overdraft protection programs decrease the amount of fees we received for those services. During 2011, overdraft protection and nonsufficient fund fees totaled $2.9 million. Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

Increases in deposit insurance premiums and special FDIC assessments will negatively impact our earnings.

The Dodd-Frank Act established 1.35% of total insured deposits as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the minimum reserve ratio to 1.35% from the former minimum of 1.15%. The FDIC has not announced how it will implement this offset. In addition to the statutory minimum ratio, the FDIC must set a designated reserve ratio or DRR, which may exceed the statutory minimum. The FDIC has set 2.0% as the DRR.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution's total assets minus its tangible equity instead of its deposits. While our FDIC insurance premiums initially may be reduced by these regulations, it is possible that our future insurance premiums will increase under the final regulations.

Our accounting policies and methods impact how we report our financial condition and results of operations. Application of these policies and methods may require management to make estimates about matters that are uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations.  Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations.  In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative.   These accounting policies are critical to presenting our financial condition and results of operations. They may require management to make difficult, subjective or complex judgments about matters that are uncertain.  Materially different amounts could be reported under different conditions or using different assumptions.

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

The financial services industry could become even more competitive as a result of new legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Our controls and procedures may be ineffective.

We regularly review and update our internal controls, disclosure controls and procedures and corporate governance policies and procedures. As a result, we may incur increased costs to maintain and improve our controls and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls or procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations or financial condition.

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

The SBLF securities purchase agreement between us and Treasury limits our ability to pay dividends on and repurchase our common stock.

The SBLF securities purchase agreement between us and Treasury imposes limits on our ability to pay dividends and repurchase shares of common stock. Under the terms of the SBLF preferred stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF preferred stock, junior preferred shares or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF preferred stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

In addition, under the SBLF agreement, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF preferred stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital, as set forth in the Certificate of Designation relating to the SBLF preferred stock, excluding any subsequent net charge-offs and any redemption of the SBLF preferred stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of issuance and ending on the tenth anniversary, by 10% for each one percent increase in small business lending that qualifies under the SBLF program over the baseline level.

Our SBLF preferred stock impacts net income available to our common stockholders and earnings per common share.

The dividends declared on our SBLF preferred stock reduce the net income available to common stockholders and our earnings per common share.  The SBLF preferred stock receives preferential treatment in the event of liquidation, dissolution or winding up of the Company.

The dividend rate on the SBLF preferred stock will fluctuate initially from 1% to 5% based on our level of “Qualified Small Business Lending,” or “QSBL,” as compared to our “baseline” level. The cost of the capital we received from the SBLF preferred stock will increase significantly if the level of our “QSBL” as of September 30, 2013 does not represent an increase from our “baseline” level. This cost also will increase significantly if we have not redeemed the SBLF preferred stock before the fourth anniversary of the SBLF transaction.

The per annum dividend rate on the SBLF preferred stock can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF preferred stock is outstanding, based upon changes in the amount of “QSBL” by the Bank from a “baseline” level (the average of the Bank’s quarter-end QSBL for the four quarters ended June 30, 2010, which was $194.3 million). The dividend rate for the initial dividend period (which ended on September 30, 2011), and the second dividend period (which ended on December 31, 2011) was 5%. The dividend rate for the third dividend period ending on March 31, 2012 was 5.0%. For the fourth dividend period through the tenth dividend period, the dividend rate may be adjusted to between one percent and five percent, to reflect the amount of percentage change in the Bank’s level of QSBL from the baseline level to the level as of the end of the second quarter preceding the dividend period in question. For the eleventh dividend period to the fourth anniversary of the SBLF transaction, the dividend rate will be fixed at between 1% and 5%, based upon the percentage increase in QSBL from the baseline level to the level as of the end of the ninth dividend period (i.e., as of September 30, 2013); however, if there is no increase in QSBL from the baseline level to the level as of the end of the ninth dividend period (or if QSBL has decreased during that time period), the dividend rate will be fixed at 7.0%. From and after the fourth anniversary of the SBLF transaction, the dividend rate will be fixed at 9.0%, regardless of the level of QSBL. Depending on our financial condition at the time, any such increases in the dividend rate could have a material negative effect on our liquidity.

We rely on dividends from MutualBank for substantially all of the Company’s revenue.

MutualFirst’s primary source of revenue is dividends from the Bank. As of December 31, 2011, the FRB regulates and must approve the amount of Bank dividends to the Company. Since the conversion to a state commercial bank as of January 1, 2012, the IDFI (Indiana Department of Financial Institutions) must be notified of dividends made from the Bank to the Company and may choose to limit Bank dividends. If the Bank is unable to pay dividends, MutualFirst may not be able to service its debt, pay its other obligations or pay dividends on the Company’s common stock which could have a material adverse impact on our financial condition or the value of your investment in our common stock.

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

As of December 31, 2011, our directors and executive officers as a group beneficially owned 1,229,741 shares, or 17.6%, of our common stock (including options for 478,825 shares). In addition, our employee stock ownership plan and charitable foundation controlled, respectively, 7.2% and 3.2% of our common stock on that date. In addition, as of December 31, 2011, 116,003 shares were reserved under various stock benefit plans for future awards for our directors, officers and employees. Due to this significant collective ownership of or control over our common stock, our directors and executive officers may be able to influence the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other stockholders.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

At December 31, 2011 we had 32 full service offices. Our offices are located within east central and northern Indiana and southwest Michigan. At December 31, 2011 we owned our home office in Muncie, Indiana and all but one of our financial center offices. The net book value of our investment in premises and leaseholds was approximately $29.5 million at December 31, 2011. We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.

Item 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation.

Item 4.	(Removed and reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of MutualFirst Financial, Inc. is traded under the symbol “MFSF” on the Nasdaq Global Market. The table below shows the high and low closing prices for our common stock for the periods indicated. This information was provided by the Nasdaq. At December 31, 2011, there were 6,987,586 shares of common stock outstanding and approximately 1,300 common stockholders of record. At that date, we also had 28,923 shares of SBLF preferred stock outstanding and issued to Treasury.

	Stock Price		Dividends per
2011 Quarters:	High	Low	Share
First Quarter (ended 03/31/11)	$10.40	$8.95	$0.06
Second Quarter (ended 06/30/11)	$9.35	$7.62	$0.06
Third Quarter (ended 09/30/11)	$9.47	$6.90	$0.06
Fourth Quarter (ended 12/31/11)	$7.70	$6.66	$0.06

	Stock Price		Dividends per
2010 Quarters:	High	Low	Share
First Quarter (ended 03/31/10)	$6.90	$5.84	$0.06
Second Quarter (ended 06/30/10)	$8.99	$6.50	$0.06
Third Quarter (ended 09/30/10)	$7.69	$6.20	$0.06
Fourth Quarter (ended 12/31/10)	$9.80	$7.50	$0.06

Our cash dividend payout policy is continually reviewed by management and the Board of Directors. The Company intends to continue its policy of paying quarterly dividends; however, future dividend payments will depend upon a number of factors, including capital requirements, regulatory limitations, the Company’s financial condition, results of operations and the Bank’s ability to pay dividends to the Company. The Company relies significantly upon such dividends originating from the Bank to accumulate earnings for payment of cash dividends to stockholders. Our SBLF agreement limits our ability to pay dividends to common stockholders if dividends on the SBLF preferred shares are not paid in full to date.

Information regarding our equity compensation plans is included in Item 11 of this Form 10-K.

While we were a TARP recipient, which status terminated in August 2011, we were subject to stock repurchase limits that prevented us from adopting a program to repurchase shares of the Company’s outstanding stock. The Company did not adopt any repurchase plan during the remainder of 2011 and currently has no repurchase plan in place.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following information is only a summary and you should read it in conjunction with our consolidated financial statements and accompanying notes contained in Item 8 of this Form 10-K.

	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Selected Financial Condition Data
Total assets	$1,427,193	$1,406,902	$1,400,885	$1,388,827	$962,517
Cash and cash equivalents	55,223	26,821	46,341	39,703	23,648
Loans, net	900,460	978,901	1,059,694	1,113,132	802,436
Investment securities:
Available-for-sale, at fair value	330,878	245,165	130,914	77,255	43,592
Held to maturity	-	-	8,147	9,676	-
Total deposits	1,166,636	1,121,569	1,045,196	962,514	666,407
Total borrowings	113,862	141,705	212,074	279,104	196,638
Total stockholders’ equity	132,627	131,140	129,727	130,515	87,014

Selected Operations Data
Total interest income	$61,353	$67,398	$71,852	$65,179	$56,374
Total interest expense	20,034	25,195	30,624	31,639	32,227
Net interest income	41,319	42,203	41,228	33,540	24,147
Provision for loan losses	13,100	7,050	6,500	7,020	2,240
Net interest income after provision for loan losses	28,219	35,153	34,728	26,520	21,907
Service fee income	6,987	7,229	7,458	6,257	4,831
Gain (loss) on sale of loans and investment securities	4,772	2,222	3,132	(927)	391
Other-than-temporary impairment, securities	(193)	(841)	(2,555)	(1,350)	-
Other non-interest income	4,444	4,469	3,937	2,297	2,549
Total non-interest income	16,010	13,079	11,972	6,277	7,771
Salaries and employee benefits	21,690	21,078	23,047	19,118	14,759
Other expenses	18,726	18,926	20,279	44,263	10,397
Total non-interest expense	40,416	40,004	43,326	63,381	25,156
Income (loss) before taxes	3,813	8,228	3,374	(30,584)	4,522
Income tax expense (benefit)	329	1,676	211	(8,485)	296
Net income (loss)	3,484	6,552	3,163	(22,099)	4,226
Preferred stock dividends and accretion	2,115	1,803	1,803	31	-
Net income (loss) available to common stockholders	$1,369	$4,749	$1,360	$(22,130)	$4,226

Quarter Ended	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income (Loss)	Net Income (Loss) Available to Common Shareholders	Basic Earnings Per Common Share	Diluted Earnings Per Common Share

2011
March	$15,683	$5,368	$10,315	$4,200	$(693)	$(1,144)	$(0.17)	$(0.17)
June	15,807	5,253	10,554	1,700	1,681	1,230	0.18	0.18
September	15,249	4,854	10,395	3,200	1,448	596	0.09	0.09
December	14,614	4,559	10,055	4,000	1,048	687	0.10	0.10

Total	$61,353	$20,034	$41,319	$13,100	$3,484	$1,369	0.20	0.20

2010
March	$17,245	$6,757	$10,488	$1,525	$1,343	$893	$0.13	$0.13
June	17,403	6,525	10,878	1,525	1,775	1,324	0.19	0.19
September	16,725	6,110	10,615	2,225	1,621	1,170	0.17	0.17
December	16,025	5,803	10,222	1,775	1,813	1,362	0.20	0.20

Total	$67,398	$25,195	$42,203	$7,050	$6,552	$4,749	0.69	0.69

2009
March	$18,656	$8,264	$10,392	$1,450	$1,796	$1,345	$0.20	$0.20
June	18,136	7,824	10,312	1,750	1,315	864	0.13	0.13
September	17,682	7,439	10,243	1,650	1,242	791	0.12	0.12
December	17,378	7,097	10,281	1,650	(1,189)	(1,640)	(0.24)	(0.24)

Total	$71,852	$30,624	$41,228	$6,500	$3,164	$1,360	0.20	0.20

	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007
Selected Financial Ratios and Other Financial Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.24%	0.45%	0.23%	-1.91%	0.44%
Return on average tangible equity (ratio of net income to average tangible equity)	1.39%	4.96%	1.49%	-28.04%	5.86%
Interest rate spread information:
Average during the period	2.97%	2.97%	2.98%	3.01%	2.50%
Net interest margin(1)	3.16%	3.19%	3.22%	3.22%	2.79%
Ratio of operating expense to average total assets	2.83%	2.76%	3.17%	5.49%	2.64%
Ratio of average interest-earning assets to average interest-bearing liabilities	112.66%	111.25%	110.67%	107.14%	107.92%
Efficiency ratio(2)	70.50%	72.86%	81.84%	158.81%	78.81%

Asset Quality Ratios:(3)
Non-performing assets to total assets	2.75%	2.69%	2.86%	1.92%	1.35%
Non-performing loans to total loans	3.47%	3.19%	3.03%	1.93%	1.29%
Allowance for loan losses to non- performing loans	52.81%	51.60%	50.38%	69.41%	79.72%
Allowance for loan losses to loans receivable, net	1.83%	1.64%	1.53%	1.34%	1.03%

Capital Ratios:
Equity to total assets(3)	9.29%	9.32%	9.27%	9.40%	9.04%
Average equity to average assets	9.34%	9.24%	9.29%	8.89%	9.16%

Share and Per Share Data:
Average common shares outstanding:
Basic	6,907,015	6,873,508	6,840,659	5,249,135	4,103,940
Diluted	6,976,634	6,896,107	6,840,748	5,249,135	4,151,173
Per share:
Basic earnings available to common stockholders	$0.20	$0.69	$0.20	$(4.22)	$1.03
Diluted earnings available to common stockholders	$0.20	$0.69	$0.20	$(4.22)	$1.02
Dividends-common stock	$0.24	$0.24	$0.42	$0.64	$0.60
Dividend payout ratio(4)	120.00%	34.78%	210.00%	-15.20%	58.25%

Other Data:
Number of full-service offices	32	33	33	33	21

(1)	Net interest income divided by average interest earning assets.
(2)	Total non-interest expense divided by net interest income plus total non-interest income.
(3)	At the end of the period.
(4)	Dividends per share divided by diluted earnings per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview and Significant Events in 2011

MutualFirst Financial, Inc. (“MutualFirst”) is a Maryland corporation and a bank holding company headquartered in Muncie, Indiana, with operations in Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana. It owns MutualBank, an Indiana commercial bank with 32 bank branches in Indiana, trust offices in Carmel and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. The Company is subject to regulation, supervision and regulation by the Board of Governors of the Federal Reserve System (“FRB”), and the Bank is subject to regulation, supervision and examination by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation.

Prior to 2012, the Bank was a federal savings bank required to maintain a certain portion of its assets in residential housing-related loans and investments, and the Company was a savings and loan holding company. During 2011, the Bank applied to convert to an Indiana commercial bank and was examined by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation prior to its application being approved. The charter conversion of the Bank was effective on January 1, 2012. As a result, it is no longer subject to regulations requiring it to have a certain level of residential housing-related assets or limiting its level of consumer and commercial loans. In connection with that conversion, the Company was approved to become a bank holding company, which subjected it to regulatory capital requirements similar to those imposed on the Bank.

Our principal business consists of attracting retail deposits from the general public, including some brokered deposits, and investing those funds primarily in loans secured by first mortgages on owner-occupied, one- to four-family residences, a variety of consumer loans, loans secured by commercial and multi-family real estate and commercial business loans. Funds not invested in loans generally are invested in investment securities, including mortgage-backed and mortgage-related securities. We also obtain funds from FHLB advances and other borrowings.

MutualWealth is the wealth management division of the Bank providing a variety of fee-based financial services, including trust, investment, insurance, broker advisory, retirement plan and private banking services, in the Bank’s market area. MutualWealth produces non-interest income for the Bank that is tied primarily to the market value of the portfolios being managed. As of December 31, 2011, MutualWealth had $282.1 million of assets under management. Decreases in market value could have a negative impact on the non-interest income generated by this division of the Bank.

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

The Federal Funds rate set by the FRB decreased to a range of 0 to 25 basis points as of December 31, 2008 and was the same as of December 31, 2011. The Federal Funds rate remaining at this level decreases the ability to reprice deposits lower in future months. Certificates of deposit and borrowings may, however, still reprice to lower rates at their maturities in future time periods, which could reduce the amount of interest expense assuming rates stay low. Interest income is expected to decrease without any changes in the current rate environment primarily due to the rates on newly originated interest-earning assets being lower than the rates on maturing interest-earning assets.

The Company continues to reduce the impact of interest rate changes on its net interest income by shortening the term of its interest-earning assets to better match the terms of our interest-bearing liabilities and by selling long-term fixed rate loans. See “Item 7A - Quantitative and Qualitative Disclosures About Market Risk - Asset and Liability Management and Market Risk” in this Form 10-K. It has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of consumer and commercial loans to total loans has increased from 47.0% at the end of 2007 to 52.7% as of December 31, 2011. As we continue to increase our investment in business-related loans, which are considered to entail greater risks than one- to four-family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses has increased to reflect these increased risks. On the liability side of the balance sheet, the Company is employing strategies intended to increase the balance of core deposit accounts, such as low cost checking and money market accounts. The percentage of core deposits to total deposits was 44.9% at December 31, 2011 compared to 35.7% at the end of 2007. The remaining total deposits are mostly retail certificates of deposit, which continue to provide stable funding for the Company. These are ongoing strategies that are dependent on current market conditions and competition.

During 2011, in keeping with our strategic objective to reduce interest rate risk exposure, the Company also sold $35.7 million of long-term fixed rate loans that had been held for sale and $44.5 million in loans transferred to held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $2.7 million. The Company lengthens the term to maturity of FHLB advances when advantageous to lengthen repricing of the liability side of the balance sheet in order to reduce interest rate risk exposure.

Results of operations also are dependent upon the level of the Company’s non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses. Regulatory changes continued to have an impact on non-interest income in 2011 as the Company saw a decrease in overdraft fee income of $504,000 due to changes implemented in 2010. New regulatory requirements regarding interchange income could have an impact on the Company in the future; however, at this time these requirements are limited to larger institutions. During 2011, we experienced increased gains on the sale of securities as the decision was made to sell over $76.5 million in securities to reduce risks associated with rising prepayment speeds and decreased losses on the sale of other real estate and repossessed assets, which offset the decrease in service fee income.

Another factor that may lead to changes in net interest income is the level of non-performing assets. An increase in non-performing assets (i.e., loans, repossessed assets, or securities) would also decrease interest income and may decrease overall net interest income without additional decreases in interest-bearing liabilities. Since 2008, through 2011, the Indiana and national economies and financial markets have undergone significant decline, which has impacted our financial condition, operations, net income, stock price and regulatory limitations. The Indiana and national economies may improve prior to significant improvements in our market footprint. Current troubled loans and securities may continue to incur losses after recovery has started to occur.

In 2011, the Company became a participant in the Small Business Lending Fund (“SBLF”) of the United States Department of the Treasury (“Treasury”), which was created to encourage lending to small businesses by providing capital to qualified community banks. As part of that process, the Company adopted Articles Supplementary to the Company’s Charter to provide for Senior Non-Cumulative Perpetual Preferred Stock, Series A that was subject to terms and conditions mandated by the Treasury (the “SBLF Preferred Stock”). On August 25, MutualFirst entered into a Small Business Lending Fund-Securities Purchase Agreement (“Purchase Agreement”) with Treasury, pursuant to which it sold 28,923 shares of the SBLF Preferred Stock to Treasury for $28,923,000. The SBLF Preferred Stock qualifies as Tier 1 capital and is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QBSL” (as defined in the Purchase Agreement) by the Bank. The dividend rate has been 5% of the purchase price for the stock since issuance and will continue to be 5% during the first quarter of 2012. Based on the Bank’s level of QBSL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate beginning in the second quarter of 2012 through nine calendar quarters after issuance may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect increases in the Bank’s level of QBSL. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

The terms of the SBLF Preferred Stock impose limits on the ability of the Company to pay dividends on and repurchase shares of its common stock.  Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach. In addition, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital, which was $88,712,387, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of issuance and ending on the tenth anniversary, by 10% for each one percent increase in QSBL over the baseline level.

As required by the Purchase Agreement, the proceeds from the sale of the SBLF Preferred Stock plus $3.5 million of the Company’s funds were used to redeem the 32,382 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued in 2008 to the Treasury in the Troubled Asset Relief Program (“TARP”), plus the accrued dividends owed on the TARP preferred shares as of August 25, 2011. This redemption released the Company from the TARP executive compensation limits.

As part of the original TARP transaction, the Company issued a warrant to Treasury for the purchase of 625,135 shares of common stock of the Company’s common stock for $7.77 per share over a 10-year term. After redeeming the TARP stock, the Company negotiated and completed the repurchase of the warrant pursuant to a letter agreement with the Treasury for a total repurchase price of $900,194, or $1.44 per warrant share.  The repurchase price was based on the fair market value of the warrant as agreed upon by the Company and the Treasury.

Recent Accounting Standards

For discussion of recent accounting standards, please see Item 8 - Note 2: Impact of Accounting Pronouncements to our Consolidated Financial Statements in Item 8 of this Form 10-K.

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

The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in ASC 320. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

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

Deferred Tax Asset. The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future. The Company’s evaluation indicated that it is more likely than not that the asset will be fully utilized. The Company has generated average positive pre-tax pre-provision earnings of $10.8 million, or .82% of pre-tax pre-provision ROA over the previous 5 years, after excluding the goodwill impairment in 2008. Over the last five years, the Company has grown and at its current asset size, the pre-tax pre-provision earnings would be approximately $16.9 million using the same historical pre-tax pre-provision ROA. These earnings would be sufficient to utilize the net operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The valuation allowances established in 2011 and 2008 were the result of capital losses sustained in those years with no tax benefit recorded. The analysis supports no further valuation allowance is necessary.

At the end of 2011, the Company had $832,000 in capital losses, a decrease from $1.5 million in capital losses in 2010 as capital gains from the sale of available for sale securities were generated. The Company will avoid taking any book tax benefit on future capital losses without capital gains to offset the current capital losses. See Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Financial highlights of our strategy have included:

•	Continuing as a Diversified Lender. We have been successful in diversifying our loan portfolio to reduce our reliance on any one type of loan. Approximately 47.0% of our loan portfolio consisted of loans other than one- to four-family real estate loans at the end of 2007. Since 2007 through the end of 2011, that percentage has increased to 52.7%. Our conversion to an Indiana commercial bank charter eliminated legal requirements restricting our levels of consumer and commercial loans and mandating specific levels of investment in residential-related assets.

•	Continuing as a Leading One- to Four-Family Lender in Indiana. We are one of the largest originators of one- to four-family residential loans in our market area. During 2011, we originated $142.5 million of one- to four-family residential loans. While the current economic environment has decreased real estate values, refinancing activity has still been respectable.

•	Continuing To Focus On Asset Quality. Non-performing assets to total assets was 2.75% at December 31, 2011, 2.69% at December 31, 2010 and 2.86% at December 31, 2009. This continued high level of nonperforming assets reflects downward forces in our local economy and in other parts of the United States in which the Company has purchased loans. While the levels of non-performing assets are currently higher than we desire, we believe that our current underwriting standards will provide for a quality loan portfolio once economic activity and unemployment return to more normal levels.

•	Increasing Market Share and Mix of Deposits. We continue to be successful in the growth of core deposits. Over the last five years we have increased core deposits by 9.2%, from 35.7% in 2007 to 44.9% in 2011. This includes an increase in non-interest bearing deposits of 3.4% during the same time period.

•	Continuing Our Strong Capital Position. As a result of our consistent operating profitability, we historically have maintained a strong capital position. At December 31, 2011, our ratio of stockholders’ equity to total assets was 9.3%, consistent with December 31, 2010. The Company also decreased risk-weighted assets by $52.8 million to $911.3 million at December 31, 2011 from $964.1 million at December 31, 2010 in response to economic conditions the company reduced higher risk-weighted loans that were replaced with lower risk-weighted securities, thereby increasing our risk based capital to 14.3% from 13.8% at year-end 2010.

•	Decreasing Interest Rate Risk. It has been MutualFirst’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. When possible, extending liabilities may also be utilized to decrease interest rate risk.

Financial Condition at December 31, 2011 Compared to December 31, 2010

General. Total assets at year-end 2011 were $1.4 billion and increased $20.3 million during the year primarily as a result of a 42.5% increase in liquid assets, which was offset in part by a decrease in our loan portfolio. Average interest-earning assets decreased $18.4 million or 1.4% to $1.30 billion at December 31, 2011 from $1.33 billion at December 31, 2010. Average interest-bearing liabilities decreased by $31.2 million or 2.6% to $1.16 billion at year-end 2011 from $1.19 billion at year-end 2010 reflecting an increase in deposits which was more than offset by a decrease in FHLB advances and other borrowings. Stockholders’ equity increased by $1.5 million or 1.1% during 2011.

Cash and Securities. We continued to increase our liquidity position in 2011, primarily due to decreased loan demand and increases in deposits. Cash and securities (including our bank deposits) increased in the aggregate by $115.5 million or 42.5% to $387.5 million at year-end 2011 compared to $272.0 million at year-end 2010 as follows:

	At December 31		Amount	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Cash	$7,710	$9,289	$(1,579)	(17.0)%
Interest-bearing demand deposits	47,513	14,109	33,404	236.8
Interest-bearing deposits	1,415	3,423	(2,008)	(58.7)
Securities available for sale (fair value)	330,878	245,165	85,713	35.0
Total	$387,516	$271,986	$115,530	42.5%

The increase in cash and bank deposits reflects the increase in deposit accounts that has not been offset by current loan demand. The majority of the increased bank deposits are money market funds that will be invested shortly, primarily in mortgage-backed securities. The increase in investment securities reflects purchases of shorter term government-sponsored agency mortgage-backed securities.

At December 31, 2011, our securities portfolio consisted of $302.9 million in government-sponsored agency mortgage-backed securities and collateralized mortgage obligations, $2.0 million in federal agency and Small Business Administration securities, $3.6 million in municipal securities and $22.4 million in corporate obligations. At December 31, 2011, all these securities, except for the corporate obligations, had aggregate unrealized gains of $8.0 million, and the corporate obligations had unrealized losses of $5.1 million, primarily due to unrealized losses on trust preferred securities of $4.3 million. We have the ability to hold the trust preferred securities until maturity and believe that we will be able to collect the adjusted amortized cost basis of the securities. See Note 4 of the Notes to Consolidated Financial Statements in Item 8 for additional information about our investment securities.

We expect to maintain higher levels of liquid assets in 2012. We believe it is prudent to maintain higher liquidity while our local markets continue to experience uncertain economic times. In addition, until loan demand increases in our market, we expect to have more securities investments.

Loans. Our gross loan portfolio, excluding loans held for sale, decreased $80.0 million or 8.0% to $920.2 million at year-end 2011 from $999.7 million at year-end 2010.

The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during 2011:

	At December 31		Amount	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Commercial Loans:
Real Estate	$197,390	$199,517	$(2,127)	(1.1)%
Construction and Development	20,831	49,803	(28,972)	(58.2)
Other	64,628	64,611	17	0.0
Total Commercial	282,849	313,931	(31,082)	(9.9)

Residential Mortgages	434,976	458,019	(23,043)	(5.03)

Consumer Loans:
Home Equity Lines	96,864	103,566	(6,702)	(6.5)
Auto	15,203	16,047	(844)	(5.3)
Boat/RV	83,557	102,015	(18,458)	(18.1)
Other	6,760	6,157	603	9.8
Total Consumer	202,384	227,785	(25,401)	(11.2)
Total Loans	$920,209	$999,735	$(79,526)	(8.0)%

Although the Bank has an overall strategy to increase commercial and consumer loans it has been hindered by depressed economic conditions in Indiana as a result of the recent recession. Due to increased unemployment and decreased real estate values, loan demand, especially for business loans, has remained sluggish. We are seeking opportunities to refinance sound commercial borrowers from other financial institutions.

Delinquencies and Non-performing Assets. As of December 31, 2011, our total loans delinquent 30-to-89 days was $26.2 million or 2.8% of total loans.

At December 31, 2011, our non-performing assets totaled $39.2 million or 2.75% of total assets, compared to $37.9 million or 2.69% of total assets at December 31, 2010. This $1.4 million, or 3.6% increase was the result of the continuing economic environment. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.

	At December 31		Amount	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Non-accruing loans	$30,711	$30,183	$528	1.7%
Accruing loans delinquent 90 days or more	1,127	1,546	(419)	27.1
Foreclosed assets	7,392	6,127	1,265	20.6
Total	$39,230	$37,856	$1,374	3.6%

Since 2008, our non-performing assets have increased dramatically due to the sluggish economic environment. The increase in non-performing assets was $13.4 million in 2009, and $1.4 million in 2011, which was partially offset by a decrease of $2.2 million in 2010. The pace of non-performing assets has slowed and optimistically it has peaked. The Bank is diligently monitoring and writing down loans that appear to have irreversible weakness. The Bank works thoroughly to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral.

At December 31, 2011, foreclosed commercial real estate totaled $4.6 million and consisted of fourteen commercial buildings, one in Delaware County, three in Kosciusko County, three in Grant County and six in Elkhart and St. Joseph Counties and one in Florida, all of which are currently being offered for sale. In addition, fifty-four residential properties with a book value of $1.9 million remained as foreclosed assets at December 31, 2011. Of the total foreclosed assets, two properties held in real estate owned total $3.5 million. All foreclosed real estate is currently for sale. At year-end the Bank had $867,000 in other repossessed assets. Non-accruing commercial real estate loans, including construction and development loans, increased from $13.4 million at December 31, 2010, to $16.9 million at December 31, 2011. Non-accruing commercial business loans increased slightly from $1.0 million to $1.2 million. Over the same period, non-accruing one- to four-family loans decreased to $10.1 million at December 31, 2011. Management continues to monitor these loans aggressively and it is management’s opinion that the non-accruing loans are sufficiently reserved as of December 31, 2011.

In addition to the non-performing assets set forth in the table above, as of December 31, 2011, there was an aggregate of $10.5 million in loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the abilities of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Due to current economic conditions, we have seen an increase in the amount of these loans during 2011. These loans have been considered in management’s determination of the adequacy of our allowance for loan losses. Management reviews each of these relationships at least quarterly to determine if further downgrades and specific loan allocations are prudent.

Allowance For Loan Loss. Allowance for loan losses increased $443,000 to $16.8 million at December 31, 2011 when compared to December 31, 2010 as reflected below.

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)

Balance at beginning of period	$16,372	$16,414
Charge-offs	13,818	8,292
Recoveries:	1,161	1,200
Net charge-offs	12,657	7,092
Provisions charged to operations	13,100	7,050
Balance at end of period	$16,815	$16,372

Ratio of net charge-offs during the period to average loans outstanding during the period	1.31%	0.69%

Allowance as a percentage of non-performing loans	52.81%	51.60%
Allowance as a percentage of total loans (end of period)	1.83%	1.64%

Specific loan loss allocation related to loans that have been individually evaluated for impairment increased $816,000, while general loan loss reserves have remained approximately the same as loan balances declined. Net charge offs for the year 2011 were $12.7 million, or 1.31% of average loans on an annualized basis, compared to $7.1 million, or 0.69% of average loans for 2010. The increase was primarily due to increased charge offs on one-to four-family mortgage and commercial loans resulting from the depressed economic conditions in our market area. As of December 31, 2011, the allowance for loan losses as a percentage of loans receivable and non-performing loans was 1.83% and 52.81%, respectively, compared to 1.64% and 51.60%, respectively, at December 31, 2010. Allowance for loan losses as a percentage of loans receivable increased due to a decline in the net loan portfolio of $78.4 million.

In 2007, the Bank purchased 28 one to four family loans in Florida with a book value of $12.9 million and participated in a commercial development in Florida with a book value of $2.6 million.  The real estate market in Florida suffered severely in the current economic crisis and over the last two years charge offs from these Florida loans accounted for $3.6 million, or approximately 18% of our total charge offs over the last two years.  Our current exposure in Florida is the current value of the residential loans of $5.6 million, or 0.6% of the Bank’s total loan portfolio, as the commercial development was sold in January of 2012.  Loans totaling $4.0 million are performing and have always paid as agreed and the remaining loans have a book value of $1.6 million, which are recorded at a value less than the last property values received by the Bank in 2011.

Over 20% of our non-accrual loans are comprised of four commercial loans totaling $7.4 million. All of these loans are construction and development loans. These loans had a specific allocation of $600,000.

Other Assets. Other material changes in our assets during 2011 include: a $2.3 million decrease in FHLB stock, reflecting the FHLB’s stock repurchase due to our reduction in FHLB advances; a reduction of $1.4 million in prepaid FDIC premiums; a $1.5 million increase in cash surrender value of BOLI; a $1.2 million reduction in our core deposit and other intangible assets reflecting current amortization; and an aggregate $2.7 million reduction in deferred income tax benefit and income tax receivable reflecting lower taxable income and reduced tax low income housing credits.

Deposits. Total deposits increased $45.1 million to $1.2 billion at year-end 2011 compared to $1.1 billion at year-end 2010, primarily due to increased activity in new and existing core deposit relationships as reflected in the table below with corresponding weighted average rates partially offset by decrease in certificates of deposit. The increase in non-interest bearing deposits reflects an increase in business checking. These changes are consistent with the Bank strategy to grow and strengthen core deposit relationships.

	At December 31,
	2011		2010
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Type of Account
Non-interest Checking	$122,215	0.00%	$113,455	0.00%
Interest-bearing NOW	218,915	0.49	179,504	0.56
Savings	98,122	0.05	88,687	0.15
Money Market	85,069	0.65	67,987	0.74
Certificates of Deposit	642,315	1.91	671,936	2.33
Total	$1,166,636	1.22%	$1,121,569	1.56%

Borrowings. Total borrowings decreased $27.8 million, or 19.6%, to $113.9 million at year-end 2011 primarily due to a $27.1 million decrease in FHLB advances to $101.5 million at year-end 2011. These advances were paid down at maturity with funds from increases in deposits. Other borrowings, consisting of a bank loan and trust preferred securities, decreased $757,000 to $12.4 million at year-end 2011 due to regular loan payments.

In 2009, the Company borrowed $10.0 million from First Tennessee Bank, N.A. to refinance existing long-term debt. The loan bears a 5.9% interest rate, has a term expiring in December 2014 and is secured by Bank stock. The balance of that loan was $8.4 million at December 31, 2011.

The Company acquired $5.0 million of issuer trust preferred securities in a 2008 acquisition of another financial institution. The net balance of the note as of December 31, 2011 was $4.0 million due to the purchase accounting adjustment from the acquisition. The securities mature 30 years from the date of issuance or July 29, 2005. The securities bore a fixed rate of interest of 6.22% through July 2010 and thereafter was to reset quarterly at the prevailing three-month LIBOR rate plus 170 basis points. In December 2009, the Company entered into a cash flow hedge with FTN Financial to fix the floating portion of the issued trust preferred security at 5.15% for the next five years starting on September 15, 2010. The Company has had the right to redeem the trust preferred securities, in whole or in part, without penalty, since establishing the cash flow hedge. These securities mature on September 15, 2035.

Stockholders’ Equity. Stockholders’ equity was $132.6 million at December 31, 2011, an increase of $1.5 million, or 1.1% from the equity of $131.1 million at December 31, 2010. The increase was a result of net income of $3.5 million, $5.4 in unrealized gains on securities, $268,000 in ESOP shares earned and share-based compensation of $322,000. The increase was partially offset by a $4.4 million reduction in preferred stock outstanding as a result of the Company redeeming $32.4 million in TARP preferred stock at the same time it issued $28.9 million in SBLF preferred stock, as well as a $900,194 warrant redemption, dividend payments of $1.7 million to common shareholders and $1.8 million to preferred shareholders.

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

	Year ended December 31,
	2011			2010			2009
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Interest-Earning Assets:
Interest -bearing deposits	$37,894	$91	0.24%	$72,919	$185	0.25%	$36,415	$49	0.13%
Mortgage-backed securities available-for sale (1)	263,298	7,475	2.84	179,901	5,923	3.29	81,317	4,019	4.94
Investment securities available-for-sale(1)	26,480	653	2.47	24,103	664	2.75	26,903	1,015	3.77

Investment securities held-to-maturity	-	-	-	3,570	325	9.10	9,439	594	6.30
Loans(2)	963,947	52,728	5.47	1,026,199	59,952	5.84	1,107,274	65,865	5.95
Stock in FHLB of Indianapolis	14,897	406	2.73	18,177	349	1.92	18,632	310	1.66
Total interest-earning assets	1,306,516	61,353	4.70	1,324,869	67,398	5.09	1,279,980	71,852	5.61
Non-Interest Earning Assets (net of allowance for loan losses and unrealized gain/loss)	120,554			122,163			125,668
Total assets	$1,427,070			$1,447,032			$1,405,648

Interest-Bearing Liabilities:
Demand and NOW accounts	$214,062	1,177	0.55	$186,792	961	0.51	$162,572	776	0.48
Savings deposits	96,847	111	0.11	89,622	139	0.16	84,883	230	0.27
Money market accounts	74,594	504	0.68	70,358	598	0.85	45,559	510	1.12
Certificate accounts	663,453	14,223	2.14	668,061	16,591	2.48	633,360	19,354	3.06
Total deposits	1,048,956	16,015	1.53	1,014,833	18,289	1.80	926,374	20,870	2.25
Borrowings	110,740	4,019	3.63	176,029	6,906	3.92	234,886	9,754	4.15
Total interest-bearing accounts	1,159,696	20,034	1.73	1,190,862	25,195	2.12	1,161,260	30,624	2.64
Non-Interest Bearing Accounts	121,623			108,316			95,762
Other Liabilities	12,432			14,196			18,077
Total Liabilities	1,293,751			1,313,374			1,275,099
Stockholders’ Equity	133,319			133,658			130,549
Total liabilities and stockholders’ equity	$1,427,070			$1,447,032			$1,405,648

Net Earning Assets	$146,820			$134,007			$118,720

Net Interest Income		$41,319			$42,203			$41,228

Net Interest Rate Spread(3)			2.97%			2.97%			2.97%

Net Yield on Average Interest-Earning Assets(4)			3.16%			3.19%			3.22%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities	112.66%			111.25%			110.22%

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

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in volume, which are changes in volume multiplied by the old rate, and changes in rate, which is a change in rate multiplied by the old volume. Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Increase			Increase
	(Decrease)		Total	(Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$(85)	$(9)	$(94)	$55	$81	$137
Investment securities available-for-sale	2,413	(1,197)	1,216	3,190	(1,907)	1,283
Loans receivable	(3,524)	(3,700)	(7,224)	(4,753)	(1,160)	(5,913)
Stock in FHLB of Indianapolis	(71)	128	57	(8)	47	39

Total interest-earning assets	$(1,267)	$(4,778)	$(6,045)	$(1,516)	$(2,939)	$(4,454)

Interest-bearing liabilities:
Savings deposits	$147	$69	$216	$12	$(103)	$(91)
Money market accounts	11	(39)	(28)	231	(143)	88
Demand and NOW accounts	34	(128)	(94)	122	63	185
Certificate accounts	(114)	(2,254)	(2,368)	1,015	(3,778)	(2,763)
Borrowings	(2,402)	(485)	(2,887)	(2,333)	(515)	(2,848)

Total interest-bearing liabilities	$(2,324)	$(2,837)	$(5,161)	$(953)	$(4,476)	$(5,429)

Change in net interest income			$(884)			$975

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010.

General. Net income available to common shareholders for the year ended December 31, 2011 was $1.4 million or $0.20 basic and diluted earnings per common share compared to net income available to common shareholders of $4.7 million, or $0.69 basic and diluted earnings per common share for the year ended December 31, 2010. The primary reason for this decrease is an increase in the provision for loan losses, lower net interest income and increased preferred stock dividends and accretion, which were partially offset by increased non-interest income. Our return on assets and on average tangible equity was 0.24% and 1.39%, respectively in 2011 compared to 0.45% and 4.96% in 2010.

Interest Income. Total interest income decreased $6.0 million, or 9.0%, to $61.4 million during the year ended December 31, 2011 from $67.4 million during the year ended December 31, 2010, reflecting the $18.4 million decline in interest-earning assets to $1.3 billion at year end 2011, primarily due to the decreases in our loan portfolio. In addition, our average yield on interest-earning assets decreased 39 basis points to 4.70% in 2011 compared to 5.09% in 2010 as national and local prevailing interest rates continued to decline and the mix of interest earning assets shifted towards lower yielding investment securities. Interest income on loans in 2011 was $52.7 million compared to $60.0 million in 2010, reflecting a $62.3 million decrease in the average loan portfolio to $963.9 million in 2011 and a 37 basis point decrease in the weighted average yield on loans in 2011 to 5.47%. Interest income on investment securities in 2011 was $8.5 million compared to $7.3 million in 2010, reflecting a $78.9 million increase in our average investment securities portfolio to $304.7 million in 2011 offset by a 42 basis point decrease in the weighted average yield on investment securities in 2011 to 2.80%.

Interest Expense. Interest expense decreased $5.2 million, or 20.5%, to $20.0 million during the year ended December 31, 2011 compared to $25.2 million during the year ended December 31, 2010. The primary reason for this decrease was a decline of 39 basis points on interest-bearing liabilities from 2.12% during 2010 to 1.73% during 2011, which was primarily due to continued re-pricing of deposit accounts. Interest expense on deposits decreased $2.3 million, due to a 27 basis point decline in average rates paid even with a $34.1 million increase in average interest-bearing deposits. Interest expense on borrowings decreased $2.9 million as a result of a 29 basis point decline in average rates and a $65.3 million decrease in average borrowing during 2011, as excess cash from deposits and proceeds from loan repayments was used to pay off maturing FHLB advances.

Net Interest Income. Net interest income before the provision for loan losses decreased by $884,000 in 2011 to $41.3 million in 2011 compared to $42.2 million in 2010, primarily due to reduced earning assets and the impact of interest earning assets re-pricing sooner than interest bearing liabilities. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

Provision for Loan Losses. Our provision for loan losses increased significantly in 2011 due to a slight increase in non-performing loans and an increase in net charge-offs from $7.1 million for 2010 to $12.7 million for 2011. The change in net charge-offs reflects the decline in current real estate values, primarily impacting the construction and development portfolio. In addition, non-performing loans at December 31, 2011 totaled $39.2 million, or 3.47% of total loans and 2.75% of total assets, compared to $37.9 million, or 3.19% of total loans and 2.69% of total assets at the end of 2010. This $1.3 million increase in non-performing assets reflects a $1.5 million increase in foreclosed real estate, partially offset by a $230,000 decline in other repossessed assets.

Other Income. Other (non-interest) income increased in 2011 over the levels earned in 2010 primarily as a result of increased realized gains on the sale of securities, decreased OTTI, real estate sales and equity partnership losses offset by decreased service fee income and lower increases in our BOLI cash surrender value as follows:

	Year Ended		Amount	Percent
Non-Interest Income	12/31/2011	12/31/2010	Change	Change
	(Dollars in thousands)

Service fee income	$6,987	$7,229	$(242)	-3.3%
Net realized gain (loss) on sale of securities	2,049	(53)	2,102	-3966.0%
Equity in losses of limited partnerships	(384)	(510)	126	-24.7%
Commissions	3,691	3,845	(154)	-4.0%
Net gains on sales of loans	2,723	2,275	448	19.7%
Net servicing fees	(73)	139	(212)	-152.5%
Increase in cash surrender value of life insurance	1,420	1,556	(136)	-8.7%
Loss on sale of other real estate and repossessed assets	(426)	(1,012)	586	-57.9%
Net other-than-temporary losses on securities	(193)	(841)	648
Other income	216	451	(235)	-52.1%

Total Non-Interest Income	$16,010	$13,079	$2,931	22.4%

The increases in gains on sales of securities reflects our increased sales activities in 2011, and the decrease in OTTI losses reflecting the stabilization in the values of our trust preferred securities. The reduction in service fees is primarily due to regulatory changes governing overdraft charges on ATM and debit cards. The increase in gains on loan sales reflects a bulk loan sale of seasoned loans in the amount of $44.5 million, which was partially offset by lower loan production due to depressed demand in our market area. The decrease in net servicing fees was primarily due to an impairment charge of $150,000 based on the current independent valuation of mortgage servicing rights.

Other Expense. Other (non-interest) expense slightly increased in 2011 by $400,000 to $40.4 million in 2011, reflecting our continued efforts to control operating expenses.

	Year Ended		Amount	Percent
Non-Interest Expense	12/31/2011	12/31/2010	Change	Change
	(Dollars in thousands)

Salaries and employee benefits	$21,690	$21,078	$612	2.9%
Net occupancy expenses	2,385	2,503	(118)	-4.7%
Equipment expenses	1,889	1,903	(14)	-0.7%
Data processing fees	1,529	1,569	(40)	-2.5%
Automated teller machine	1,014	1,169	(155)	-13.3%
Deposit insurance	1,491	1,831	(340)	-18.6%
Professional fees	1,641	1,141	500	43.8%
Advertising and promotion	1,458	1,224	234	19.1%
Software subscriptions and publications	1,301	1,554	(253)	-16.3%
Intangible amortization	1,160	1,348	(188)	-13.9%
Other real estate and repossessed assets	942	924	18	1.9%
Other expenses	3,916	3,761	155	4.1%

Total Non-Interest Expense	$40,416	$40,005	$411	1.0%

Salaries and employee benefits expenses increased due to less deferred compensation because of decreased loan production, increased benefit expenses on stock option grants and significant increases in Indiana’s unemployment tax. FDIC deposit insurance expense decreased in 2011 due to the FDIC’s new fee structure. Professional fees increased due to increased legal costs related to non-performing loans and one-time fees associated with the corporate charter change.

Income Tax Expense. Income tax expense in 2011 decreased $1.3 million compared to 2010. The Company’s effective tax rate decreased to 8.63% in 2011 from 20.37% in 2010 because of the decrease in net income and the increased low income housing credits as a percentage of net income.

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

Provision for Loan Losses. Our provision for loan losses during 2010 was $7.1 million compared to $6.5 million during 2009, primarily as a result of increases in nonperforming loans. Non-performing loans at December 31, 2010 totaled $37.9 million or 3.19% of total loans and 2.69% of assets, as compared to $32.6 million or 3.03% of total loans and 2.86% of assets at December 31, 2009.

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

Liquidity

We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. During 2011 and 2010 our liquidity increased as we grew our deposits and marketable equity securities and received paydowns within our loan portfolio.

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

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. It is overseen by the Asset and Liability Management Committee. The Board of Directors required the Bank to maintain a minimum liquidity ratio of 10% of deposits. At December 31, 2011, our ratio was 24.8%. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). At December 31, 2011, on a consolidated basis, the Company had $387.5 million in cash and investment securities available for sale and $1.4 million in loans held for sale generally available for its cash needs. We can also generate funds from borrowings, primarily FHLB advances, and, to a lesser degree, third party loans. At December 31, 2011, the Bank had the ability to borrow an additional $186.5 million in FHLB advances. In addition, we have historically sold 30-year fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity. The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying SBLF dividends to the Treasury, amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds are Bank dividends, which are subject to regulatory limits. At December 31, 2011, the Company, on an unconsolidated basis, had $1.7 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

Our liquidity, represented by cash and cash equivalents and investment securities, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize FHLB advances to leverage our capital base and provide funds for our lending and investment activities, and to enhance our interest rate risk management.

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2011, the approved outstanding loan commitments, including unused lines of credit, amounted to $153.5 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2011, totaled $297.5 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. For the year ended December 31, 2011, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At December 31, 2011, the Bank had $24.0 million in commitments to make loans, $6.1 million in undisbursed portions of closed loans, $121.2 million in unused lines of credit and $2.2 million in standby letters of credit. In addition, on a consolidated basis, at December 31, 2011, the Company had $113.9 million in outstanding non-deposit borrowings, of which $67.6 million is due during 2012.

Capital Resources

Through December 31, 2011, the Bank was subject to minimum regulatory capital requirements imposed by the OTS/OCC, and the Company was not subject to any specific capital requirements, though it was expected to provide financial support to the Bank when deemed necessary by regulators. Effective with the conversion to an Indiana bank charter on January 1, 2012, the Bank became subject to minimum capital requirements imposed by the FDIC, which are substantially the same as the OTS/OCC requirements the Bank was previously subject to. See ‘Item 1 – Business- How We Are Regulated – Regulatory Capital Requirements.” The FDIC may require the Bank to have additional capital above the specific regulatory levels if it believes the Bank is subject to increased risk due to asset problems, high interest rate risk and other risks. When the Company became a bank holding company on January 1, 2012, it became subject to minimum capital requirements imposed by the FRB, which are substantially similar to those imposed on the Bank, including guidelines for bank holding companies to be considered well-capitalized

During 2011, the Company redeemed $32.4 million in preferred shares issued to Treasury in the TARP and repurchased the related TARP warrant for 625,135 shares of common stock for $900,000. Contemporaneous with the redemption of the TARP preferred shares, the Company received $28.9 million from Treasury in exchange for 28,923 shares of preferred stock in the SBLF program, which was established to encourage community banks to lend to small businesses. The Company did not repurchase any common stock in 2011.

At December 31, 2011, the Bank’s regulatory capital exceeded these regulatory requirements, and the Bank was well-capitalized under regulatory prompt corrective action standards. In addition, at December 31, 2011, the Company’s capital levels would have exceeded the bank holding company levels that it became subject to the next day and it would have been considered well-capitalized under FRB guidelines. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain well-capitalized status.

The Bank’s relevant capital ratios at December 31, 2011 and the approximate capital ratios for the Company, per the FRB requirements that it became subject to on January 1, 2012, are reflected below:

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage Capital Level(1):
MutualFirst Consolidated	$118,412	8.4%	$56,200	4.0%	$70,250	N/A
MutualBank	125,782	9.0	56,200	4.0	70,250	5.0
Tier 1 Risk-Based Capital Level(2):
MutualFirst Consolidated	$118,412	12.3%	$36,452	4.0%	$54,679	6.0%
MutualBank	125,782	13.1	36,452	4.0	54,679	6.0
Total Risk-Based Capital Level(3):
MutualFirst Consolidated	$123,080	13.5%	$72,905	8.0%	$91,131	10.0%
MutualBank	130,450	14.3	72,905	8.0	91,131	10.0

(1)         Tier 1 Capital to Average Total Assets of $1.4 billion for the Bank and Company at December 31, 2011

(2)         Tier 1 Capital to Risk-Weighted Assets of $911 million for the Bank and Company at December 31, 2011.

(3)         Total Capital to Risk-Weighted Assets.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term fixed-rate loans in our portfolio, in 2011, we sold $82.8 million of fixed rate, one- to four-family mortgage loans with a term to maturity of over 10 years in the secondary market.

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

Through December 31, 2011, we utilized a net portfolio value interest rate risk model formulated by the OTS and utilized by the OCC, as well as our own internal model throughout the year. The OCC has eliminated this model effective for the first quarter of 2012; however, because we were converting to a commercial bank charter we were formulating a new independent interest rate risk measurement process that measures both earnings and capital risk in accordance with FDIC guidance on interest rate risk.

In 2011 and 2010, we utilized an internal asset-liability model that provided the information presented in the following tables. The tables present the change in our net portfolio value at December 31, 2011 and 2010 that would occur upon an immediate and sustained change in market interest rates of 100 to 300 basis points, in accordance with then-applicable regulatory guidance, but did not give any effect to actions that management might take to counteract that change. The changes in net portfolio value under all rate changes shown were within guidelines approved by the Board of Directors. This internal asset-liability model used certain assumptions in assessing the interest rate risk of MutualBank. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market value of certain assets under differing interest rate scenarios, among others. The decrease in sensitivity is a result of additional liquidity at the end of 2011 when compared to 2010. The Bank continues to position its balance sheet to minimize the impact in an upward rate scenario. At the end of 2011, our interest rate risk model indicated the Bank was asset sensitive due to a larger than normal level of cash and cash equivalents.

December 31, 2011
Net Portfolio Value
(Dollars in thousands)
Changes					NPV as % of PV of Assets
In Rates		$ Amount	$ Change	% Change	NPV Ratio	Change

300	bp	210,706	11,352	6%	15.61	182	bp
200	bp	210,084	10,730	5%	15.24	146	bp
100	bp	211,551	12,197	6%	14.95	117	bp
0	bp	199,354
-100	bp	NM	NM	NM	NM	NM
-200	bp	NM	NM	NM	NM	NM
-300	bp	NM	NM	NM	NM	NM

December 31, 2010
Net Portfolio Value
(Dollars in thousands)
Changes					NPV as % of PV of Assets
In Rates		$ Amount	$ Change	% Change	NPV Ratio	Change

300	bp	168,484	-28,342	-14%	12.70%	-113	bp
200	bp	180,603	-16,223	-8%	13.30%	-53	bp
100	bp	190,847	-5,979	-3%	13.73%	-11	bp
0	bp	196,826			13.84%
-100	bp	NM	NM	NM	NM	NM
-200	bp	NM	NM	NM	NM	NM
-300	bp	NM	NM	NM	NM	NM

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

December 31, 2011, 2010 and 2009

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders MutualFirst Financial, Inc. Muncie, Indiana

We have audited the accompanying consolidated balance sheets of MutualFirst Financial, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MutualFirst Financial, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP

Indianapolis, Indiana

March 16, 2012

MutualFirst Financial, Inc.

Consolidated Balance Sheets
December 31, 2011 and 2010

	2011	2010
Assets

Cash and due from banks	$7,709,866	$9,288,748
Interest-bearing demand deposits	47,512,766	14,108,842
Cash and cash equivalents	55,222,632	23,397,590
Interest-bearing deposits	1,414,969	3,423,090
Investment securities available for sale	330,878,381	245,165,189
Loans held for sale	1,440,927	10,482,734
Loans, net of allowance for loan losses of $16,815,000 and $16,372,000	900,459,509	978,900,912
Premises and equipment, net	32,024,557	32,966,112
Federal Home Loan Bank stock	14,390,700	16,682,200
Investment in limited partnerships	3,113,096	3,623,564
Deferred tax asset	17,385,612	20,030,022
Income taxes receivable	1,344,032	1,412,938
Cash value of life insurance	47,022,798	45,565,611
Prepaid FDIC premiums	2,820,816	4,207,592
Core deposit and other intangibles	3,372,754	4,533,085
Other assets	16,302,480	16,510,902

Total assets	$1,427,193,263	$1,406,901,541

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$122,214,503	$113,454,542
Interest-bearing	1,044,421,864	1,008,114,181
Total deposits	1,166,636,367	1,121,568,723
Federal Home Loan Bank advances	101,451,326	128,537,407
Other borrowings	12,410,225	13,167,316
Other liabilities	14,068,076	12,488,073
Total liabilities	1,294,565,994	1,275,761,519

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.01 par value
Authorized - 5,000,000 shares
Issued and outstanding - 28,923 and 32,382 shares; liquidation preference $1,000 per share	289	324
Common stock, $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 6,987,586 and 6,984,754 shares	69,876	69,847
Additional paid-in capital - preferred stock	28,922,711	31,829,779
Additional paid-in capital - common stock	71,796,606	72,424,460
Retained earnings	31,270,238	31,757,156
Accumulated other comprehensive income (loss)	1,203,095	(3,988,158)
Unearned benefit plan shares	(635,546)	(953,386)
Total stockholders’ equity	132,627,269	131,140,022

Total liabilities and stockholders’ equity	$1,427,193,263	$1,406,901,541

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Income
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Interest and Dividend Income
Loans receivable	$52,728,405	$59,952,037	$65,864,742
Investment securities	8,127,356	6,911,692	5,628,312
Federal Home Loan Bank stock	405,862	349,404	310,589
Deposits with financial institutions	91,423	184,813	48,665
Total interest and dividend income	61,353,046	67,397,946	71,852,308

Interest Expense
Deposits	16,014,818	18,288,902	20,870,515
Federal Home Loan Bank advances	3,186,036	5,985,611	8,762,340
Other interest expense	833,018	920,090	991,472
Total interest expense	20,033,872	25,194,603	30,624,327

Net Interest Income	41,319,174	42,203,343	41,227,981
Provision for loan losses	13,100,000	7,050,000	6,500,000
Net Interest Income After Provision for Loan Losses	28,219,174	35,153,343	34,727,981

Other Income
Service fee income	6,987,052	7,228,873	7,457,642
Net realized gain (loss) on sales of available-for-sale securities	2,048,484	(52,705)	754,990
Commissions	3,691,467	3,844,869	3,046,798
Equity in gains (losses) of limited partnerships	(383,510)	(510,066)	108,081
Net gains on sales of loans	2,723,111	2,275,283	2,377,222
Net servicing fees (expenses)	(73,092)	138,683	244,807
Increase in cash value of life insurance	1,420,245	1,555,948	1,573,096
Loss on sale of other real estate and repossessed assets	(425,629)	(1,012,034)	(1,181,450)
Other-than-temporary losses on securities
Total other-than-temporary losses	(723,338)	(2,078,382)	(5,335,121)
Portion of loss recognized in other comprehensive income (before taxes)	529,896	1,237,103	2,779,828
Net impairment losses recognized in earnings	(193,442)	(841,279)	(2,555,293)
Other income	215,743	451,336	146,359
Total other income	16,010,429	13,078,908	11,972,252

Other Expenses
Salaries and employee benefits	21,690,375	21,078,463	23,046,656
Net occupancy expenses	2,385,420	2,502,742	2,802,258
Equipment expenses	1,888,897	1,902,928	1,780,267
Data processing fees	1,528,746	1,568,953	1,510,194
Advertising and promotion	1,458,408	1,223,825	1,529,744
Automated teller machine expense	1,013,902	1,168,695	1,094,893
Deposit Insurance	1,490,838	1,831,049	2,262,697
Professional fees	1,641,233	1,140,560	1,291,389
Software subscriptions and maintenance	1,300,606	1,554,267	1,378,329
Other real estate and repossessed assets	941,812	924,205	843,732
Other expenses	5,076,023	5,108,832	5,785,596
Total other expenses	40,416,260	40,004,519	43,325,755

Income Before Income Tax	3,813,343	8,227,732	3,374,478
Income tax expense	329,000	1,676,000	211,000

Net Income	3,484,343	6,551,732	3,163,478
Preferred stock dividends and accretion	2,114,961	1,803,064	1,803,064

Net Income Available to Common Shareholders	$1,369,382	$4,748,668	$1,360,414

Earnings Per Share
Basic	$0.20	$0.69	$0.20
Diluted	0.20	0.69	0.20

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2011, 2010 and 2009

						Accumulated
						Other	Unearned
		Paid-in		Paid-in		Comprehensive	Benefit
	Preferred	Capital	Common	Capital	Retained	Income	Plan
	Stock	Preferred	Stock	Common	Earnings	(Loss)	Shares	Total

Balances January 1, 2009	$324	$31,461,848	$69,847	$72,610,939	$29,989,003	$(2,027,956)	$(1,589,066)	$130,514,939
Comprehensive income
Net income					3,163,478			3,163,478
Other comprehensive income, net of taxes
Unrealized holding gains on available-for-sale securities						1,985,376		1,985,376
Unrealized holding losses on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income						(1,689,510)		(1,689,510)
Unrealized gain on derivative used for cash flow hedge						29,348		29,348
Unrealized loss on defined benefit plan						(154,981)		(154,981)
Total comprehensive income								3,333,711
Stock options				13,401				13,401
Cash dividends, common stock ($.42 per share)					(2,866,034)			(2,866,034)
Cash dividends, preferred stock (5%)					(1,448,196)			(1,448,196)
Tax expense on stock options and RRP shares				(35,559)				(35,559)
ESOP shares earned				(103,025)			317,840	214,815
Accretion of discount on preferred stock		183,966			(183,966)

Balances December 31, 2009	324	31,645,814	69,847	72,485,756	28,654,285	(1,857,723)	(1,271,226)	129,727,077
Comprehensive income
Net income					6,551,732			6,551,732
Other comprehensive income, net of taxes
Unrealized holding loss on available-for-sale securities						(1,138,255)		(1,138,255)
Unrealized holding loss on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income						(862,923)		(862,923)
Unrealized loss on derivative used for cash flow hedge						(252,615)		(252,615)
Unrealized gain on defined benefit plan						123,358		123,358
Total comprehensive income								4,421,297
Stock options				23,672				23,672
Cash dividends, common stock ($.24 per share)					(1,645,797)			(1,645,797)
Cash dividends, preferred stock (5%)					(1,619,099)			(1,619,099)
ESOP shares earned				(84,968)			317,840	232,872
Accretion of discount on preferred stock		183,965			(183,965)

Balances December 31, 2010	324	31,829,779	69,847	72,424,460	31,757,156	(3,988,158)	(953,386)	131,140,022
Comprehensive income
Net income					3,484,343			3,484,343
Other comprehensive income, net of taxes
Unrealized holding gain on available-for-sale securities						5,464,568		5,464,568
Unrealized holding loss on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income						(55,930)		(55,930)
Unrealized loss on derivative used for cash flow hedge						(87,610)		(87,610)
Unrealized loss on defined benefit plan						(129,775)		(129,775)
Total comprehensive income								8,675,596
Stock options, exercised			29	16,908				16,937
Stock options, vested				305,240				305,240
Preferred stock issued	289	28,922,711						28,923,000
Stock and warrants repurchased and retired	(324)	(32,381,676)		(900,194)				(33,282,194)
Cash dividends, common stock ($.24per share)					(1,653,911)			(1,653,911)
Cash dividends, preferred stock (5%)					(1,765,453)			(1,765,453)
ESOP shares earned				(49,808)			317,840	268,032
Accretion of discount on preferred stock		551,897			(551,897)

Balances December 31, 2011	$289	$28,922,711	$69,876	$71,796,606	$31,270,238	$1,203,095	$(635,546)	$132,627,269

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Cash Flows
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Operating Activities
Net income	$3,484,343	$6,551,732	$3,163,478
Items not requiring (providing) cash
Provision for loan losses	13,100,000	7,050,000	6,500,000
Depreciation and amortization	6,142,322	5,823,030	4,561,919
Deferred income tax	(88,131)	429,066	1,472,000
Loans originated for sale	(27,090,916)	(90,758,585)	(160,998,914)
Proceeds from sales of loans held for sale	36,047,896	84,214,796	160,817,418
Gain on loans held for sale	(2,292,663)	(1,593,399)	(797,940)
(Gain) loss on sale of securities - available for sale	(2,048,484)	52,705	(754,990)
Loss on sale of other real estate and repossessed assets	425,629	3,463,425	2,886,726
Loss on impairment of securities	193,442	841,279	2,555,293
Gain (loss) on sale of premises and equipment	43,638	918	(187,651)
Other equity adjustments	334,747	232,872	214,815
Change in
Prepaid FDIC premium	1,386,776	1,699,557	(5,907,149)
Interest receivable and other assets	1,727,687	1,765,825	2,093,289
Interest payable and other liabilities	1,324,920	(1,326,884)	(1,346,904)
Cash value of life insurance	(1,420,245)	(1,555,948)	(1,573,096)
Other adjustments	656,269	163,315	(4,143,132)
Net cash provided by operating activities	31,927,232	17,053,704	8,555,162

Investing Activities
Net change in interest earning deposits	2,008,121	(3,423,090)	—
Purchases of securities
Available for sale	(201,578,245)	(254,021,299)	(84,539,462)
Held to maturity	—	—	(500,000)
Proceeds from maturities and paydowns of securities
Available for sale	47,574,327	55,705,428	19,079,510
Held to maturity	—	1,533,526	1,577,833
Proceeds from sales of securities - available for sale	76,547,032	85,584,700	11,167,302
Redemption of Federal Home Loan Bank stock	2,291,500	1,949,300	—
Net change in loans	13,698,121	65,480,633	38,722,418
Proceeds from sales of loans transferred to held for sale	46,471,214	—	—
Proceeds from sale of premises and equipment	—	500	1,033,151
Purchases of premises and equipment	(1,117,126)	(648,456)	(1,091,423)
Proceeds from real estate owned sales	4,425,777	4,464,660	1,841,994
Other investing activities	(36,942)	264,210	29,770
Net cash used in investing activities	(9,716,221)	(43,109,888)	(12,678,907)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	74,541,899	52,021,686	20,106,823
Certificates of deposits	(29,474,255)	24,350,978	62,575,065
Proceeds from FHLB advances	76,000,000	26,500,000	63,100,000
Repayment of FHLB advances	(102,933,373)	(95,433,046)	(127,290,189)
Proceeds from other borrowings	—	—	10,000,000
Repayment of other borrowings	(800,137)	(989,257)	(11,921,210)
Proceeds from issuance of preferred stock	28,923,000	—	—
Redemption of preferred stock	(33,282,194)	—	—
Cash dividends	(3,419,364)	(3,264,896)	(4,314,230)
Other financing activities	58,455	(72,588)	(1,495,069)
Net cash provided by financing activities	9,614,031	3,112,877	10,761,190
Net Change in Cash and Cash Equivalents	31,825,042	(22,943,307)	6,637,445

Cash and Cash Equivalents, Beginning of Year	23,397,590	46,340,897	39,703,452

Cash and Cash Equivalents, End of Year	$55,222,632	$23,397,590	$46,340,897

Additional Cash Flows Information
Interest paid	$19,379,581	$24,996,931	$31,548,480
Income tax paid	450,000	450,000	550,000
Transfers from loans to foreclosed real estate	6,107,026	7,211,072	7,172,727
Mortgage servicing rights capitalized	430,448	681,884	1,579,282

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

Material estimates that are particularly susceptible to significant change relate to the determination for the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, loan servicing rights, valuation of deferred tax assets, other-than-temporary impairments (OTTI) and fair value of financial instruments.

The Company, whose principal activity is ownership of the Bank, was a thrift holding company at December 31, 2011. Additionally, the Bank, which provides full banking services, operated under a federal thrift charter at December 31, 2011. Effective January 1, 2012, the Company became a bank holding company regulated by the Board of Governors of the Federal Reserve and the Bank became a state-chartered commercial bank regulated by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Company.

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

Cash Equivalents - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2011 and 2010, cash equivalents consisted primarily of money market accounts with brokers and checking accounts with government sponsored entities.

At December 31, 2011, the Company’s cash accounts exceeded federally insured limits by approximately $29,090,000. Included in this amount are uninsured accounts of approximately $2,076,000 at the Federal Reserve Bank of Chicago and Federal Home Loan Bank of Indianapolis. The majority of the funds, $26,000,000, was held in a money market account for investment purchases.

Pursuant to legislation enacted in 2010, the FDIC will fully insure all noninterest-bearing transaction accounts through December 31, 2012 at all FDIC insured institutions.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Investment Securities - Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. At December 31, 2011 and 2010, no securities were classified as held to maturity. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (ASC 320-10). When the Company does not intend to sell a debt security, and it is more likely than not that, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

As a result of this guidance, the Company’s consolidated statement of income as of December 31, 2011 and 2010, reflects the full impairment (that is, the differences between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

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

Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans held for sale are carried at the lower of aggregate cost or market. Market is determined using the aggregate method. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income based on the difference between estimated sales proceeds and aggregate cost.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, including the general allowance and specific allowances for identified problem loans and portfolio segments. In addition, the allowance incorporates the results of measuring impaired loans as provided in ASC 310, Receivables. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

The allowance for loan losses is based on estimates of losses inherent in the loan portfolio. Actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the general allowance in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the probable incurred losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. Although employment began to stabilize in 2011, the impact of job losses over the recent years combined with the decline in real estate values and the increase in higher risk loans, like consumer and commercial loans, as a percentage of total loans, management has concluded that our allowance for loan losses should be greater than historical loss experience and specifically identified losses would otherwise indicate.

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

December 31, 2011, 2010 and 2009

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

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank (FHLB) system. The required investment in the common stock is based on a predetermined formula and is carried at cost and is evaluated for impairment.

Mortgage-servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. The Company subsequently measures each class of servicing asset using the amortization method. Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortized assets are assessed for impairment or increased obligation based on fair value at each reporting date.

Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage servicing right and may result in a reduction to noninterest income.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Each class of separately recognized servicing assets subsequently measured using the amortization method are evaluated and measured for impairment. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche. The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment. Changes in valuation allowances are reported with net servicing fees on the income statement. Fair value in excess of the carrying amount of servicing assets for that stratum is not recognized.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Investment in limited partnerships is recorded primarily on the equity method of accounting. Losses due to impairment are recorded when it is determined that the investment no longer has the ability to recover its carrying amount. The benefits of low income housing tax credits associated with the investment are accrued when earned.

Intangible assets are being amortized on an accelerated basis over periods ranging from five to 11 years. Such assets are periodically evaluated as to the recoverability of their carrying value.

Income taxes are accounted for in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiaries.

Earnings per share is computed based upon the weighted-average common and common equivalent shares outstanding during each year. Unearned ESOP shares that have not vested have been excluded from the computation of average shares outstanding.

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized gains (losses) on available-for-sale securities, unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income, unrealized and realized gains and losses in derivative financial instruments and changes in the funded status of defined benefit pension plans.

Reclassifications of certain amounts in the 2010 and 2009 consolidated financial statements have been made to conform to the 2011 presentation.

Stock options are accounted for in accordance with ASC 718, Stock Compensation. At December 31, 2011 and 2010, the Company has a stock-based employee compensation plan, which is described more fully in Note 21.

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

At December 31, 2011, the Company held $282,849,000 in commercial loans, including $218,221,000 in loans collateralized by commercial and development real estate. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

The accompanying financial statements have been prepared using values and information currently available to the Company.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Bank’s ability to meet regulatory capital requirements and maintain sufficient liquidity. Furthermore, the Bank’s regulators could require material adjustments to asset values or the allowance for loan losses for regulatory capital purposes that could affect the Bank’s measurement of regulatory capital and compliance with the capital adequacy guidelines under the regulatory framework for prompt corrective action.

Note 2:	Impact of Accounting Pronouncements

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

The FASB has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The amendments to the FASB Accounting Standards Codification™ (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. The FASB has issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amendment allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management does not expect the adoption of this pronouncement to have a material impact on the statements taken as a whole.

Note 3:	Restriction on Cash

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank of Chicago. The reserve required at December 31, 2011 was $3,002,000.

Note 4:	Investment Securities

The amortized costs and approximate fair values, together with gross unrealized gains and losses on securities, are as follows:

	2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale Securities
Mortgage-backed securities
Government-sponsored agencies	$198,039	$4,813	$(6)	$202,846
Collateralized mortgage obligations
Government-sponsored agencies	97,098	2,963	—	100,061
Federal agencies	2,000	2	—	2,002
Municipals	3,364	208	(14)	3,558
Small Business Administration	12	—	—	12
Corporate obligations	27,488	—	(5,089)	22,399

Total investment securities	$328,001	$7,986	$(5,109)	$330,878

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale Securities
Mortgage-backed securities
Government-sponsored agencies	$119,017	$1,076	$(1,818)	$118,275
Collateralized mortgage obligations
Government-sponsored agencies	112,615	1,251	(1,642)	112,224
Federal agencies	7,925	—	(104)	7,821
Municipals	2,460	33	(11)	2,482
Small Business Administration	16	—	—	16
Corporate obligations	6,888	—	(4,243)	2,645
Marketable equity securities	1,723	—	(21)	1,702

Total investment securities	$250,644	$2,360	$(7,839)	$245,165

In September 2010, the Company transferred all held-to-maturity securities to the available for sale portfolio.

Marketable equity securities consist of shares in mutual funds that invest in government obligations and mortgage-backed securities. All mortgage-backed securities and collateralized-mortgage obligations held by the Company as of December 31, 2011 were in government-sponsored and federal agency securities.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2011 and 2010 was $28,458,000 and $141,266,000, which is approximately 9 percent and 58 percent of the Company’s investment portfolio at those dates. The Bank has continued to see an improvement in its investment portfolio since 2010 due to increased market values driven by lower market interest rates.

Based on our evaluation of available evidence, including recent changes in market interest rates, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

During 2011, 2010 and 2009, the Bank determined its holdings in trust preferred securities were other than temporarily impaired.  The amount of the impairment due to credit quality totaled $193,000, $841,000 and $2,555,000 in 2011, 2010 and 2009, respectively, and is reflected in the statement of income.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010:

	2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
Mortgage-backed securities
Government-sponsored agencies	$5,076	$(6)	$—	$—	$5,076	$(6)
Municipals	971	(14)	—	—	971	(14)
Corporate obligations	19,957	(790)	2,454	(4,299)	22,411	(5,089)

Total temporarily impaired securities	$26,004	$(810)	$2,454	$(4,299)	$28,458	$(5,109)

	2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
Mortgage-backed securities
Government-sponsored agencies	$69,971	$(1,818)	$—	$—	$69,971	$(1,818)
Collateralized mortgage obligations
Government-sponsored agencies	58,466	(1,642)	—	—	58,466	(1,642)
Federal agencies	7,821	(104)	—	—	7,821	(104)
Municipals	661	(11)	—	—	661	(11)
Corporate obligations	—	—	2,645	(4,243)	2,645	(4,243)
Marketable equity securities	—	—	1,702	(21)	1,702	(21)

Total temporarily impaired securities	$136,919	$(3,575)	$4,347	$(4,264)	$141,266	$(7,839)

Mortgage-Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in MBSs and CMOs were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because (1) the decline in market value is attributable to changes in interest rates and not credit quality, (2) the Company does not intend to sell the investments and (3) it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Corporate Obligations

The Company’s unrealized loss on investments in corporate obligations primarily relates to investments in pooled trust preferred securities. The unrealized losses were primarily caused by (1) a decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (2) a sector downgrade by several industry analysts. The Company currently expects some of the securities to settle at a price less than the amortized cost basis of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security). The Company has recognized a loss equal to the credit loss for these securities, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell these investments and it is likely that the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be at maturity, it does not consider the remainder of the investments to be other-than-temporarily impaired at December 31, 2011.

Other-Than-Temporary Impairment

Upon acquisition of a security, the Company decides whether it is within the scope of the accounting guidance for beneficial interests in securitized financial assets or whether it will be evaluated for impairment under the accounting guidance for investments in debt and equity securities.

The accounting guidance for beneficial interests in securitized financial assets provides incremental impairment guidance for a subset of the debt securities within the scope of the guidance for investments in debt and equity securities. For securities that are a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial asset impairment model. For securities where the security is not a beneficial interest in securitized financial assets, the Company uses debt and equity securities impairment model.

The Company conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred. Economic models are used to determine whether an other-than-temporary impairment has occurred on these securities. While all securities are considered, the securities primarily impacted by other-than-temporary impairment testing are private-label mortgage-backed securities and trust preferred securities.

For each private-label mortgage-backed security in the investment portfolio (including but not limited to those whose fair value is less than their amortized cost basis), an extensive, regular review was conducted to determine if an other-than-temporary impairment had occurred. Various inputs to the economic models were used to determine if an unrealized loss was other-than-temporary. In September 2010, the Company transferred all held to maturity securities to the available for sale portfolio, including the private-label mortgage-backed securities. This portion of the investment portfolio was liquidated after the transfer.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

The default and recovery probabilities for each piece of collateral were formed based on the evaluation of the collateral credit and a review of historical industry default data and current/near-term operating conditions. For collateral that has already defaulted, the Company assumed no recovery. For collateral that was in deferral, the Company assumed a recovery of 10% of par for banks, thrifts or other depository institutions and 15% of par for insurance companies. Although the Company conservatively assumed that the majority of the deferring collateral continues to defer and eventually defaults, we also recognize there is a possibility that some deferring collateral may become current at some point in the future.

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

	Accumulated Credit Losses
	2011	2010	2009

Credit losses on debt securities held
Beginning of year	$(3,374)	$(2,957)	$(402)
Additions related to increases in previously recognized other-than-temporary losses	(193)	(417)	(2,555)

As of December 31	$(3,567)	$(3,374)	$(2,957)

The amortized cost and fair value of securities available for sale at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value

One to five years	$16,612	$15,897
Five to ten years	7,120	7,033
After ten years	9,120	5,029
	32,852	27,959
Mortgage-backed securities
Government-sponsored agencies	198,039	202,846
Collateralized mortgage obligations
Government-sponsored agencies	97,098	100,061
Small Business Administration	12	12

Totals	$328,001	$330,878

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $2,600,000 and $1,595,000 at December 31, 2011 and 2010.

Proceeds from sales of securities available for sale during 2011, 2010 and 2009 were $76,547,000, $85,585,000 and $11,167,000, respectively. Gross gains of $2,075,000, $2,872,000 and $542,000 in 2011, 2010 and 2009 were recognized on those sales. In 2009, the realized gain on sale of securities reported also reflects a gain on sale of subsidiary of $137,000 and the sale of MasterCard stock of $75,000. Gross losses of $27,000, $2,925,000 and $0 in 2011, 2010 and 2009 were recognized on those sales.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 5:	Loans and Allowance

Classes of loans at December 31, 2011 and 2010 include:

	2011	2010
Real estate loans
One-to-four family	$434,976	$458,019
Commercial	197,390	199,517
Construction and development	20,831	49,803
	653,197	707,339
Consumer loans
Auto	15,203	16,047
Residential	96,864	103,566
Boat/RVs	83,557	102,015
Other	6,760	6,157
	202,384	227,785
Commercial business loans	64,628	64,611
Total loans	920,209	999,735
Undisbursed loans in process	(5,352)	(7,212)
Unamortized deferred loan costs, net	2,418	2,750
Allowance for loan losses	(16,815)	(16,372)

Net loans	$900,460	$978,901

Year-end non-accrual loans, segregated by class of loans, were as follows:

	2011	2010
Commercial
Real Estate	$7,592	$6,040
Construction and development	9,314	7,399
Other	1,160	1,019
Residential Mortgage	10,080	12,012
Consumer
Real estate	2,081	2,716
Auto	24	16
Boat/RV	371	870
Other	89	111

	$30,711	$30,183

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Nonaccrual Loan and Past Due Loans

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured and generally only after six months of satisfactory performance.

An age analysis of the Company’s past due loans, segregated by class of loans, as of December 31, 2011 and 2010 are as follows:

	December 31, 2011
							Total Loans
			Greater			Total	> 90 Days
	30-59 Days	60-89 Days	Than 90	Total Past		Loans	and
	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
Commercial
Real Estate	$870	$1,023	$7,592	$9,485	$187,905	$197,390	$-
Construction and development	845	-	9,314	10,159	10,672	20,831	-
Other	791	99	1,160	2,050	62,578	64,628	-
Residential Mortgage	13,309	3,427	11,207	27,943	407,033	434,976	1,127
Consumer					-	-
Real estate	1,395	1,167	2,081	4,643	92,221	96,864	-
Auto	143	28	24	195	15,008	15,203	-
Boat/RV	2,084	825	371	3,280	80,277	83,557	-
Other	227	5	89	321	6,439	6,760	-

	$19,664	$6,574	$31,838	$58,076	$862,133	$920,209	$1,127

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

December 31, 2010
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

Impaired Loans

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

Interest on impaired loans is recorded based on the performance of the loan. All interest received on impaired loans that are on nonaccrual is accounted for on the cash-basis method until qualifying for return to accrual. Interest is accrued per the contract for impaired loans that are performing.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following tables present impaired loans for the year ended December 31, 2011and 2010:

	December 31, 2011
				Average
		Unpaid		Investment in	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without a specific valuation allowance
Commercial
Real Estate	$4,883	$5,275	$-	$4,221	$137
Construction and development	5,872	11,801	-	9,451	348
Other	4,030	4,167	-	1,480	211
Residential Mortgage	5,378	6,870	-	5,532	142

Loans with a specific valuation allowance
Commercial
Real Estate	2,083	2,489	209	1,086	74
Construction and development	7,071	7,281	1,437	3,775	233
Other	1,470	1,524	543	246	60
Residential Mortgage	537	537	36	67	36

Total
Commercial
Real Estate	$6,966	$7,764	$209	$5,307	$211
Construction and development	$12,943	$19,082	$1,437	$13,226	$581
Other	$5,500	$5,691	$543	$1,726	$271
Residential Mortgage	$5,915	$7,407	$36	$5,599	$178

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2010
				Average
		Unpaid		Investment in	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without a specific valuation allowance
Commercial
Real Estate	$5,222	$5,699	$-	$3,826	$137
Construction and development	2,241	2,441	-	2,390	27
Other	762	762	-	388	12
Residential Mortgage	6,419	6,419	-	4,580	183

Loans with a specific valuation allowance
Commercial
Real Estate	5,324	5,724	515	5,395	329
Construction and development	6,760	6,760	825	4,238	226
Residential Mortgage	509	509	69	128	-

Total
Commercial
Real Estate	$10,546	$11,423	$515	$9,221	$466
Construction and development	$9,001	$9,201	$825	$6,628	$253
Other	$762	$762	$-	$388	$12
Residential Mortgage	$6,928	$6,928	$69	$4,708	$183

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2011.

Commercial Loan Grades

Definition of Loan Grades. Loan grades are numbered 1 through 8. Grades 1-4 are "pass" credits, grade 5 [Special Mention] loans are "criticized" assets, and grades 6 [Substandard], 7 [Doubtful] and 8 [Loss] are "classified" assets. The use and application of these grades by the Bank conform to the Bank's policy and regulatory definitions.

Pass. Pass credits are loans in grades prime through fair. These are at least considered to be credits with acceptable risks and would be granted in the normal course of lending operations.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Special Mention. Special mention credits have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credits or in the Bank’s credit position at some future date. If weaknesses cannot be identified, classifying as special mention is not appropriate. Special mention credits are not adversely classified and do not expose the Bank to sufficient risk to warrant an adverse classification. No apparent loss of principal or interest is expected.

Substandard. Substandard credits are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged. Financial statements normally reveal some or all of the following:  poor trends, lack of earnings and cash flow, excessive debt, lack of liquidity, and the absence of creditor protection. Credits so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss of the deficiencies are not corrected.

Doubtful. A doubtful extension of credit has all the weaknesses inherent in a substandard asset with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans. Doubtful classification for an entire credit should be avoided when collection of a specific portion appears highly probable with the adequately secured portion graded Substandard.

Retail Loan Grades

Pass. Pass credits are loans that are currently performing as agreed and are not troubled debt restructurings.

Special Mention. Special mention credits have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credits or in the Bank’s credit position at some future date. If weaknesses cannot be identified, classifying as special mention is not appropriate. Special mention credits are not adversely classified and do not expose the Bank to sufficient risk to warrant an adverse classification. No apparent loss of principal or interest is expected.

Substandard. Substandard credits are loans that have reason to be considered to have a weakness and placed on non-accrual. This would include all retail loans over 90 days and troubled debt restructurings.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

December 31, 2011

Commercial Credit Exposure Credit Risk Profile
		Construction
		and
Internal Rating	Real estate	Development	Other

Pass	$167,991	$8,093	$56,691
Special Mention	11,940	538	880
Substandard	16,488	12,105	6,260
Doubtful	971	95	797

Total	$197,390	$20,831	$64,628

Retail Credit Exposure Credit Risk Profile
	Mortgage	Consumer
	Residential	Real Estate	Auto	Boat/RV	Other

Pass	$417,772	$94,066	$15,135	$82,639	$6,680
Special Mention	2,473	-	-	-	-
Substandard	14,731	2,798	68	918	80

Total	$434,976	$96,864	$15,203	$83,557	$6,760

December 31, 2010

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Allowance for Loan Losses

The risk characteristics of each loan portfolio segment are as follows:

Commercial Loans

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.

Commercial construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analyses of absorption and lease rates and financial analyses of the developers and property owners. Construction loans are generally based on estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Commercial business loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Residential and Consumer

With respect to residential loans that are secured by one-to-four family residences and are primarily owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires PMI if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in one-to-four family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following tables detail activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2011 and 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses on other segments.

	December 31, 2011
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$10,124	$2,212	$4,036	$16,372
Provision charged to expense	8,592	4,390	118	13,100
Losses charged off	8,260	3,432	2,126	13,818
Recoveries	146	274	741	1,161

Balance, end of period	$10,602	$3,444	$2,769	$16,815

Ending balance:
Individually evaluation for impairment	$2,189	$36	$-	$2,225
Collectively evaluated for impairment	$8,413	$3,408	$2,769	$14,590

Loans:
Ending balance
Individually evaluated for impairment	$25,409	$5,915	$-	$31,324
Collectively evaluated for impairment	$257,440	$429,061	$202,384	$888,885

	December 31, 2010
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$10,003	$2,359	$4,052	$16,414
Provision charged to expense	1,780	2,900	2,370	7,050
Losses charged off	1,752	3,345	3,195	8,292
Recoveries	93	298	809	1,200

Balance, end of period	$10,124	$2,212	$4,036	$16,372

Ending balance:
Individually evaluation for impairment	$1,340	$69	$-	$1,409
Collectively evaluated for impairment	$8,784	$2,143	$4,036	$14,963

Loans:
Ending balance
Individually evaluated for impairment	$20,309	$6,928	$-	$27,237
Collectively evaluated for impairment	$293,622	$451,091	$227,785	$972,498

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Troubled Debt Restructurings

Certain categories of impaired loans include loans that have been modified in a troubled debt restructuring, that involves granting economic concessions to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances.

When we modify loans in a troubled debt restructuring, we evaluate any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or we use the current fair value of the collateral, less selling costs for collateral dependent loans. If we determine that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through a specific reserve or a charge-off to the allowance.

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

During 2011, the Bank reassessed all restructurings that occurred on or after the beginning of its current fiscal year ended December 31, 2011, to determine if they were troubled debt restructurings. The Bank designated certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology as troubled debt restructurings. Upon identifying those receivables as troubled debt restructurings, the Bank identified them as impaired.

At December 31, 2011, the Company had a number of loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following tables describe troubled debts restructured during the year ended December 31, 2011.

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	No. of Loans	Recorded Balance	Recorded Balance
Commercial
Real Estate	6	$1,931	$1,887
Construction and development	3	4,146	4,146
Other	2	396	396
Residential Mortgage	27	2,898	3,020
Consumer
Real estate	31	831	854
Auto	1	10	10
Boat/RV	13	395	376
Other	1	14	3

The impact on the reserve was insignificant as a result of these modifications.

Newly restructured loans by type are as follows:

	Interest			Total
	Only	Term	Combination	Modification
Commercial
Real Estate	$885	$494	$508	$1,887
Construction and development	-	4,146	-	4,146
Other	-	293	103	396
Residential Mortgage	1,471	11	1,538	3,020
Consumer
Real estate	-	133	721	854
Auto	-	10		10
Boat/RV	75	208	93	376
Other	-	3	-	3

Defaults of any loans modified as troubled debt restructurings made since December 31, 2010 are listed in the table below. Defaults are defined as any loans that become 90 days past due.

		Post-Modification
		Outstanding
	No. of Loans	Recorded Balance

Residential Mortgage	3	$733
Consumer
Real estate	2	48

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 6:	Related Party Transactions

The Bank has entered into transactions with certain directors, executive officers and significant shareholders of the Company and Bank and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

The aggregate amount of loans, as defined, to such related parties was as follows:

Balances, January 1, 2011	$8,336
Change in composition	(201)
New loans, including renewals	2,633
Payments, etc., including renewals	(2,985)

Balances, December 31, 2011	$7,783

Note 7:	Premises and Equipment

	2011	2010

Cost
Land	$12,838	$12,766
Buildings and land improvements	25,070	25,522
Equipment	12,469	14,119
Total cost	50,377	52,407
Accumulated depreciation and amortization	(18,352)	(19,441)

Net	$32,025	$32,966

Note 8:	Investment In Limited Partnerships

	2011	2010

Pedcor Investments 1997-XXVIII (99.00 percent ownership)	$1,415	$1,698
Pedcor Investments 1987-XXXI (49.50 percent ownership)	188	251
Pedcor Investments 2000-XLI (50.00 percent ownership)	577	660
Pedcor Investments 2001-LI (9.90 percent ownership)	152	174
Pedcor Investments 2008-CIII (21.50 percent ownership)	781	841

	$3,113	$3,624

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

These limited partnerships build, own and operate apartment complexes. The Company records its equity in the net income or loss of the limited partnerships based on the Company’s interest in the partnerships. The Company recorded income (losses) from these limited partnerships of $(384,000), $(510,000) and $108,000 for 2011, 2010 and 2009. In addition, the Company has recorded the benefit of low income housing tax credits of $445,000, $592,000 and $874,000 for 2011, 2010 and 2009. Combined financial statements for the limited partnerships recorded under the equity method of accounting are as follows:

	2011	2010
Combined condensed balance sheets
Assets
Cash	$449	$953
Land and property	52,003	53,649
Other assets	2,390	1,804

Total assets	$54,842	$56,406

Liabilities
Notes payable	$45,310	$46,022
Other liabilities	1,066	1,096
Total liabilities	46,376	47,118

Partners' equity (deficit)
General partners	(3,521)	(3,383)
Limited partners	11,987	12,671
Total partners’ equity	8,466	9,288

Total liabilities and partners' equity	$54,842	$56,406

	2011	2010	2009
Combined condensed statements of operations
Total revenue	$6,603	$6,213	$5,394
Total expenses	(7,518)	(7,053)	(6,027)

Net loss	$(915)	$(840)	$(633)

Note 9:	Core Deposit and Other Intangibles

	2011	2010
Core deposits	$3,013	$4,090
Other intangibles	360	443

	$3,373	$4,533

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Amortization expense for the years ended December 31, 2011, 2010 and 2009, was $1,160,000, $1,348,000 and $1,525,000, respectively. Estimated amortization expense for each of the next five years is:

2012	$962
2013	782
2014	616
2015	458
2016	304
Thereafter	251

$3,373

Note 10:	Deposits

	2011	2010

Noninterest-bearing demand	$122,215	$113,455
Interest-bearing demand	218,915	179,504
Savings	98,122	88,687
Money market savings	85,069	67,987
Certificates and other time deposits of $100,000 or more	235,943	229,390
Other certificates	406,372	442,546

Total deposits	$1,166,636	$1,121,569

Certificates, including other time deposits of $100,000 or more, maturing in years ending December 31:

2012	$297,536
2013	134,150
2014	101,179
2015	67,033
2016	31,302
Thereafter	11,115

$642,315

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 11:	Federal Home Loan Bank Advances

FHLB advances maturing in years ending December 31:

2012	$66,706
2013	22,575
2014	9,347
2015	1,113
2016	1,619
Thereafter	91

$101,451

At December 31, 2011, the Company had pledged $393,200,000 in qualifying first mortgage loans as collateral for advances and outstanding letters of credit. Advances, at interest rates from 0.40 to 7.33 percent at December 31, 2011, were subject to restrictions or penalties in the event of prepayment.

At December 31, 2011, the Company had a total of $8,500,000 in putable advances with FHLB. Putable advances grant the FHLB the option to require payment of the advance on a quarterly basis. The remaining putable advances have a weighted average maturity of 10 months.

Note 12:	Other Borrowings

The Company assumed $5,000,000 in debentures as the result of an acquisition of another financial institution in 2008. In 2005, that company had formed MFBC Statutory Trust (MFBC), as a wholly owned business trust, to sell trust preferred securities. The proceeds from the sale of these trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from the acquired company. The junior subordinated debentures are the sole assets of MFBC and are fully and unconditionally guaranteed by the Company. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The securities bore a fixed rate of interest of 6.22% for the first five years, and the rate resets quarterly at the prevailing three-month LIBOR rate plus 170 basis points. In 2009, the Company entered into a forward interest rate swap that fixed the variable rate portion for five years at 5.15%. The Company may redeem the trust preferred securities, in whole or in part, without penalty, on or after September 15, 2010. These securities mature on September 15, 2035. The net balance of the note as of December 31, 2011 was $3,974,000 due to the fair value adjustment of the note made at the time of the acquisition.

In 2009, the Company borrowed $10,000,000 from First Tennessee Bank, N.A. The Company borrowed these funds at a fixed rate of 5.90%, with principal and interest payments made quarterly. The loan is collateralized by the Bank’s stock. The loan matures in December 2014.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The maturity of the First Tennessee note is as follows:

Principal Payments Due in Years Ending December 31:

2012	$848
2013	901
2014	6,687

Total note payable	$8,436

Other borrowings consisted of the following components as of December 31:

	2011	2010

Note payable	$8,436	$9,236
Subordinate debentures	3,974	3,931

Total	$12,410	$13,167

Note 13:	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans consist of the following:

	2011	2010	2009
Loans serviced for
Freddie Mac	$368,518	$418,003	$431,815
Fannie Mae	44,948	1,363	1,589
FHLB	16,241	20,375	27,012
Other investors	1,926	1,874	2,282

	$431,633	$441,615	$462,698

The aggregate fair value of capitalized mortgage servicing rights is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates. The approximate fair value of mortgage servicing rights at December 31, 2011 was $2,626,000. The amount of servicing fees collected during 2011, 2010 and 2009 totaled approximately $1,080,000, $955,000 and $1,116,000.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	2011	2010	2009
Mortgage-servicing rights
Balances, January 1	$3,674	$3,984	$3,276
Servicing rights capitalized	430	682	1,579
Amortization of servicing rights	(1,003)	(992)	(871)
	3,101	3,674	3,984
Valuation allowance	(475)	(325)	(500)

Balances, December 31	$2,626	$3,349	$3,484

The fair value of servicing rights subsequently measured using the amortization method was as follows:

	2011	2010
Mortgage-servicing rights
Fair value, beginning of period	$3,350	$3,510
Fair value, end of period	2,626	3,350

Activity in the valuation allowance for mortgage servicing right was as follows:

	2011	2010	2009
Balance, beginning of year	$325	$500	$500
Additions	355	—	—
Reductions	(205)	(175)	—

Balance, end of year	$475	$325	$500

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 14:	Income Tax

	2011	2010	2009
Income tax expense
Currently payable
Federal	$423	$707	$(1,270)
State	(6)	540	9
Deferred
Federal	(94)	969	1,481
State	6	(540)	(9)

Total income tax expense	$329	$1,676	$211

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	$1,297	$2,797	$1,147
Low income housing credits	(445)	(592)	(874)
Tax-exempt income	(615)	(723)	(733)
Other-than-temporary-impairment, securities	—	—	615
Other	92	194	56

Actual tax expense	$329	$1,676	$211

Effective tax rate	8.63%	20.37%	6.25%

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The components of the deferred asset included on the consolidated balance sheets were as follows:

	2011	2010
Assets
Unrealized loss on securities available for sale	$—	$1,970
Allowance for loan losses	7,245	6,902
Deferred compensation	3,090	2,992
Business tax and AMT credit carryovers	7,841	7,188
Capital loss carryover	832	1,502
Net operating loss carryover	2,582	1,839
Goodwill impairment	4,012	4,408
Other	2,150	2,283
Total assets	27,752	29,084

Liabilities
Unrealized gain on securities available for sale	(886)	—
Depreciation and amortization	(1,554)	(1,582)
FHLB stock	(564)	(650)
State income tax	(1,351)	(1,335)
Loan fees	(511)	(502)
Investments in limited partnerships	(2,258)	(2,079)
Mortgage servicing rights	(1,073)	(1,344)
Other	(334)	(227)
Total liabilities	(8,531)	(7,719)

Valuation Allowance
Beginning balance	(1,335)	(1,335)
Increase during period	(500)	—
Ending balance	(1,835)	(1,335)

Net deferred tax asset	$17,386	$20,030

The Company has unused business income tax credits of $6,659,000 that begin to expire in 2024. In addition, the Company has an AMT credit carryover of $1,182,000 with an unlimited carryover period.

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

The Company’s federal and state income tax returns have been closed without audit by the IRS through the year ended December 31, 2007.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 15:	Other Comprehensive Income (Loss)

	2011
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Net unrealized gain on securities available-for-sale	$10,267	$(3,596)	$6,671
Less: reclassification adjustment for gains realized in net income	1,855	(631)	1,224
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(56)	19	(37)
Net unrealized loss on derivative used for cash flow hedges	(133)	45	(88)
Net unrealized gain relating to defined benefit plan liability	(197)	66	(131)

Other comprehensive income (losses)	$8,026	$(2,835)	$5,191

	2010
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Net unrealized loss on securities available-for-sale	$(2,600)	$872	$(1,728)
Less: reclassification adjustment for losses realized in net income	(894)	304	(590)
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(1,307)	444	(863)
Net unrealized loss on derivative used for cash flow hedges	(383)	130	(253)
Net unrealized gain relating to defined benefit plan liability	187	(63)	124

Other comprehensive income (losses)	$(3,209)	$1,079	$(2,130)

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	2009
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Net unrealized gain on securities available-for-sale	$1,825	$(723)	$1,102
Less: reclassification adjustment for losses realized in net income	(1,465)	582	(883)
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(2,796)	1,107	(1,689)
Net unrealized gain on derivative used for cash flow hedges	44	(15)	29
Net unrealized loss relating to defined benefit plan liability	(257)	102	(155)

Other comprehensive income	$281	$111	$170

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2011	2010	2009

Net unrealized gain (loss) on securities available-for-sale	$7,177	$(4,172)	$331
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(4,299)	(1,307)	(2,796)
Net unrealized gain (loss) on derivative used for cash flow hedges	(472)	(339)	44
Net unrealized loss relating to defined benefit plan liability	(448)	(251)	(438)
	1,958	(6,069)	(2,859)
Tax expense (benefit)	755	(2,081)	(1,001)

Net of tax amount	$1,203	$(3,988)	$(1,858)

Note 16:	Commitments and Contingent Liabilities

In the normal course of business, there are outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated statements of financial condition.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Financial instruments whose contract amount represents credit risk as of December 31:

	2011	2010	2009

Loan commitments	$151,350	$146,342	$145,136
Standby letters of credit	2,174	2,473	5,370

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

The Company and Bank are also subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

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

Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days, and which are primarily intended for sale to investors in the secondary market. Total mortgage loans in the process of origination amounted to $9,007,528 and $4,204,000, and mortgage loans held for sale amounted to $1,441,000 and $10,483,000, at December 31, 2011 and 2010, respectively.

Note 17:	Stockholders’ Equity

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding retained net income for the previous two calendar years. In the event the Bank becomes unable to pay dividends to the Company, the Company may not be able to service its debt, pay its other obligations or pay dividends on its common stock. At December 31, 2011, the Bank is unable to pay dividends without prior regulatory approval.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 18:	Preferred Stock

On August 25, 2011, MutualFirst entered into and consummated a Securities Purchase Agreement with the Secretary of the Treasury as part of the Small Business Lending Fund Program (SBLF), pursuant to which the Company sold 28,923 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Preferred Stock”) to the Secretary of the Treasury for a purchase price of $28,923,000.  The SBLF Preferred Stock was issued pursuant to the SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small business by providing capital to qualified community banks with assets of less than $10 billion. The SBLF Preferred Stock was issued under Articles Supplementary to the Company’s Charter and has a liquidation preference of $1,000 per share.

The SBLF Preferred Stock qualifies as Tier 1 capital.  The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QBSL” (as defined in the Purchase Agreement) by the Bank.  The initial dividend rate through December 31, 2011 has been 5%.  Based on the Bank’s level of QBSL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the first quarter of 2012 will be 5.0%.  For the fourth through ninth calendar quarters after the closing, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QBSL.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

As required by the Purchase Agreement, the proceeds from the sale of the SBLF Preferred Stock plus additional funds were used to redeem the 32,382 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued in 2008 to the Treasury in the Troubled Asset Relief Program (“TARP”), plus the accrued dividends owed on the TARP preferred shares.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

As part of the TARP transaction, the Company issued a warrant (Warrant) to Treasury to purchase 625,135 shares of the Company’s common stock for $7.77 per share over a 10-year term. In September 2011, the Company repurchased the warrant from Treasury for a negotiated price of $901,000.

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

Note 19:	Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Effective in 2012, the Company will be subject to new holding company capital requirements due to the transition to a bank holding company.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2011 and 2010, that the Bank meets all capital adequacy requirements to which it is subject.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The Bank’s actual capital amounts and ratios are presented in the table below.

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011
Total risk-based capital (to risk-weighted assets)	$130,450	14.3%	$72,905	8.0%	$91,131	10.0%
Tier 1 risk-based capital (to risk-weighted assets)	125,782	13.1%	36,452	4.0%	54,679	6.0%
Core capital (to adjusted total assets)	125,782	9.0%	56,200	4.0%	70,250	5.0%
Core capital (to adjusted tangible assets)	125,782	9.0%	28,100	2.0%	N/A	N/A
Tangible capital (to adjusted total assets)	125,782	9.0%	21,075	1.5%	N/A	N/A

As of December 31, 2010
Total risk-based capital (to risk-weighted assets)	$132,998	13.8%	$77,128	8.0%	$96,410	10.0%
Tier 1 risk-based capital (to risk-weighted assets)	127,812	12.5%	38,564	4.0%	57,846	6.0%
Core capital (to adjusted total assets)	127,812	9.2%	55,713	4.0%	69,641	5.0%
Core capital (to adjusted tangible assets)	127,812	9.2%	27,856	2.0%	N/A	N/A
Tangible capital (to adjusted total assets)	127,812	9.2%	20,892	1.5%	N/A	N/A

Note 20:	Employee Benefits

The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The contributions are discretionary and determined annually. The Company matches employees' contributions at the following rates: 100 percent of participant contributions up to 3% and 50 percent of participant contributions from 3-5%, not to exceed a maximum of 4% of their compensation. The Company’s expense for the plan was $524,000, $539,000 and $716,000 for 2011, 2010 and 2009.

The Company has a supplemental retirement plan and deferred compensation arrangements for the benefit of certain officers. The Company also has deferred compensation arrangements with certain directors whereby, in lieu of currently receiving fees, the directors or their beneficiaries will be paid benefits for an established period following the director’s retirement or death. These arrangements are informally funded by life insurance contracts which have been purchased by the Company. The Company records a liability for these vested benefits based on the present value of future payments. The Company’s expense for the plan was $693,000, $823,000 and $857,000 for 2011, 2010 and 2009.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The Company has an ESOP covering substantially all of its employees. At December 31, 2011, 2010 and 2009, the Company had 63,570, 95,354 and 127,138 unearned ESOP shares with a fair value of $449,000, $887,000 and $760,000. Shares are released to participants proportionately as ESOP debt is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares are used to repay the loan. Compensation expense is recorded equal to the fair market value of the stock committed-to-be-released when contributions, which are determined annually by the Board of Directors of the Company and Bank, are made to the ESOP. Expense under the ESOP for 2011, 2010 and 2009 was $268,000, $233,000 and $215,000. The following table provides information on ESOP shares at December 31:

	2011	2010	2009

Allocated shares	379,704	361,195	345,195
Suspense shares	63,570	95,354	127,138
Committed-to-be released shares	31,783	31,783	31,783

The Company had a Recognition and Retention Plan (RRP) for the award of up to 232,784 shares of the common stock of the Company to directors and executive officers. Common stock awarded under the RRP vested over a three or five-year period commencing with the date of the grants. As of December 31, 2009 all shares were vested and no new plans were approved.

The total fair value of shares vested during the year ended December 31, 2009, was $22,000.

Note 21:	Stock Option Plans

Under the Company’s stock option plans, which are accounted for in accordance with FASB ASC 718, Stock Compensation, the Company grants selected executives and other key employees and directors incentive and non-qualified stock option awards that vest and become fully exercisable at the discretion of the Compensation Committee as the options are granted. The Company is authorized to grant options for up to 934,702 shares of the Company’s common stock under two separate stock option plans. Under certain provisions of the plans, the number of shares available for grant may be increased without shareholder approval by the amount of shares surrendered as payment of the exercise price of the stock option and by the number of shares of common stock of the Company that could be repurchased by the Company using proceeds from the exercise of stock options.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate timing of option exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted represents the period of time that options are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The discount rate for post-vesting restrictions is estimated based on the Company’s credit-adjusted risk-free rate of return. There were no options granted in 2010.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following is a summary of the status of the Company’s stock option plan and changes in that plan during 2011.

	2011
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, beginning of year	629,718	$11.58
Granted	324,600	7.40
Exercised	2,832	5.98
Forfeited/expired	133,671	13.88

Outstanding, end of year	817,815	$11.09	3.1 years	$79

Options exercisable at year end	648,015	$12.03

There were 2,832, 0 and 0 options exercised during the years ended December 31, 2011, 2010 and 2009. The weighted-average grant-date fair value of options granted during 2011 and 2009 was $1.33 and $1.34. No options were granted in 2010. The Company will fulfill options with authorized but unissued shares of stock from the 934,702 shares the Company has authorized under the shareholder approved equity compensation plans. There were 116,003 shares remaining to be granted under the current plans. As of December 31, 2011, there was approximately $167,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.41 years.

The incentive stock options were granted with the exercise price equal to market price on the day of the grant. The following assumptions were used to determine the fair value of options granted in 2011:

2011

Risk-free interest rate	1.96%
Expected option life	9.3 yrs
Dividend yield	3.55%
Expected volatility of stock price	32.05%

Cash received from options exercised under all share-based payment arrangements for years ended December 31, 2011, 2010 and 2009 was $17,000, $0 and $0, respectively. The actual tax benefit (expense) realized for the tax deductions from options exercised and RRP shares vested totaled $0, $0 and ($36,000), respectively, for the years ended December 31, 2011, 2010 and 2009.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 22:	Earnings Per Share

Earnings per share were computed as follows:

	2011
	Income	Weighted- Average Shares	Per-Share Amount

Basic Earnings Per Share
Net income	$3,484	6,907,015
Dividends and accretion on preferred stock	(2,115)
Income available to common stockholders	1,369	6,907,015	$0.20

Effect of Dilutive Securities
Stock options		69,619

Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$1,369	6,976,634	$0.20

	2010
	Income	Weighted- Average Shares	Per-Share Amount

Basic Earnings Per Share
Net income	$6,552	6,873,508
Dividends and accretion on preferred stock	(1,803)
Income available to common stockholders	4,749	6,873,508	$0.69

Effect of Dilutive Securities
Stock options		22,599

Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$4,749	6,896,107	$0.69

	2009
	Income	Weighted- Average Shares	Per-Share Amount

Basic Earnings Per Share
Net income	$3,163	6,840,659
Dividends and accretion on preferred stock	(1,803)
Income available to common stockholders	1,360	6,840,659	$0.20

Effect of Dilutive Securities
Stock options		89

Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$1,360	6,840,748	$0.20

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Options to purchase 509,975, 500,788, and 586,988 shares of common stock were outstanding at December 31, 2011, 2010 and 2009, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Warrants to purchase 625,135 shares of common stock at $7.77 per share were outstanding at December 31, 2010 and 2009, but were not included in the computation of diluted EPS because the exercise price for these options was greater than the average market price of the underlying shares. As of December 31, 2011 there were no warrants outstanding.

Note 23:	Fair Values of Financial Instruments

FASB Codification Topic 820 (ASC 820), Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Items Measured at Fair Value on a Recurring Basis

Following is a description of the valuation methodologies and inputs used for instruments measured at fair value on a recurring basis and recognized in the accompanying comparative balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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
December 31, 2011, 2010 and 2009
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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and level within the ASC 820 fair value hierarchy in which the fair value measurements fall:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2011
Mortgage-backed securities
Government sponsored agencies	$202,846	$—	$202,846	$—
Collateralized mortgage obligations
Government sponsored agencies	100,061	—	100,061	—
Federal agencies	2,002	—	2,002	—
Municipals	3,558	—	3,558	—
Small Business Administration	12	—	12	—
Corporate obligations	22,399	—	19,945	2,454

Available-for-sale securities	$330,778	$—	$328,424	$2,454

December 31, 2010
Mortgage-backed securities
Government sponsored agencies	$118,275	$—	$118,275	$—
Collateralized mortgage obligations
Government sponsored agencies	112,224	—	112,224	—
Federal agencies	7,821	—	7,821	—
Municipals	2,482	—	2,482	—
Small Business Administration	16	—	16	—
Corporate obligations	2,645	—	—	2,645
Marketable equity securities	1,702	1,702	—	—

Available-for-sale securities	$245,165	$1,702	$240,818	$2,645

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following is a reconciliation of the beginning and ending balances for the years ended December 31, 2011 and 2010 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	2011	2010	2009

Beginning balance	$2,645	$2,539	$6,317

Total realized and unrealized gains (losses)
Included in net income	(193)	(416)	(2,007)
Included in other comprehensive income (loss)	(56)	540	(1,811)
Purchases, issuances and settlements	58	(18)	40

Ending balance	$2,454	$2,645	$2,539

Total gains or losses for the period included in net income (loss) attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(193)	$(416)	$(2,007)

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

Impaired Loans (Collateral Dependent)

Loans for which it is probable that the Bank will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral dependent loans.

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
December 31, 2011, 2010 and 2009
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

Mortgage-Servicing Rights

We initially measure our mortgage servicing rights at fair value, and amortize them over the period of estimated net servicing income. They are periodically assessed for impairment based on fair value at the reporting date. Mortgage-servicing rights do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates and other ancillary income, including late fees. The fair value measurements are classified as Level 3.

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

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2011
Impaired loans	$16,511	$—	$—	$16,511
Other real estate owned	202	—	—	202
Mortgage-servicing rights	2,626	—	—	2,626

December 31, 2010
Impaired loans	$15,204	$—	$—	$15,204
Other real estate owned	1,030	—	—	1,030
Mortgage-servicing rights	3,349	—	—	3,349
Loans held for sale	5,057	5,057	—	—

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents – The fair value of cash and cash-equivalents approximates carrying value.

Loans Held For Sale – Fair values are based on quoted market prices.

Loans – The fair value for loans is estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

FHLB Stock – Fair value of FHLB stock is based on the price at which it may be resold to the FHLB.

Interest Receivable/Payable – The fair values of interest receivable/payable approximate carrying values.

Deposits – The fair values of noninterest-bearing, interest-bearing demand and savings accounts are equal to the amount payable on demand at the balance sheet date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

FHLB Advances – The fair value of these borrowings is estimated using a discounted cash flow calculation, based on current rates for similar debt for periods comparable to the remaining terms to maturity of these advances.

Other Borrowings – The fair value of these borrowings is estimated using discounted cash flow analyses using interest rates for similar financial instruments.

Advances by Borrowers for Taxes and Insurance – The fair value approximates carrying value.

Off-Balance Sheet Commitments – Commitments include commitments to purchase and originate mortgage loans, commitments to sell mortgage loans, and standby letters of credit and are generally of a short-term nature. The fair values of such commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The carrying amounts of these investments are reasonable estimates of the fair value of these financial statements.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The estimated fair values of the Company’s financial instruments at December 31 :

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$55,223	$55,223	$23,398	$23,398
Interest-bearing deposits	1,415	1,415	3,423	3,423
Loans held for sale	1,441	1,459	10,483	10,483
Loans	900,460	921,212	978,901	997,018
FHLB stock	14,391	14,391	16,682	16,682
Interest receivable	4,248	4,248	4,627	4,627

Liabilities
Deposits	1,166,636	1,132,031	1,121,569	1,080,131
FHLB advances	101,451	103,980	128,537	133,258
Other borrowings	12,410	13,083	13,167	14,067
Interest payable	340	340	995	995
Advances by borrowers for taxes and insurance	1,720	1,720	1,661	1,661

Note 24:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2011	2010
Assets
Cash on deposit with Bank	$494	$1,604
Cash on deposit with others	1,181	621
Total cash	1,675	2,225
Investment in common stock of Bank	143,971	142,202
Deferred and current income tax	239	239
Other assets	(445)	(322)
Total assets	$145,440	$144,344

Liabilities
Other borrowings	$12,410	$13,167
Other liabilities	403	37
Total liabilities	12,813	13,204

Stockholders' Equity	132,627	131,140

Total liabilities and stockholders' equity	$145,440	$144,344

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed Statements of Income

	2011	2010	2009
Income
Interest income from Bank	$10	$13	$23
Dividends from Bank	7,904	3,600	4,103
Other income	—	1	16
Total income	7,914	3,614	4,142

Expenses	1,587	1,334	1,463

Income before income tax and equity in undistributed income of the Bank	6,327	2,280	2,679

Income tax benefit	(478)	(440)	(484)

Income before equity in undistributed income (distributions in excess of income) of the Bank	6,805	2,720	3,163

Equity in undistributed income (distributions in excess of income) of the Bank	(3,321)	3,832	—

Net income	3,484	6,552	3,163

Preferred stock dividends and accretion	2,115	1,803	1,803

Net Income Available to Common Shareholders	$1,369	$4,749	$1,360

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed Statements of Cash Flows

	2011	2010	2009
Operating Activities
Net income	$3,484	$6,552	$3,163
Item not requiring cash
ESOP shares earned	268	233	215
Deferred income tax benefit	46	5	3
(Equity in undistributed income) distributions in excess of income of subsidiary	3,322	(3,832)	—
Other	892	380	591
Net cash provided by operating activities	8,012	3,338	3,972

Investing Activities
Distributions on equity investment of subsidiary	—	—	1,897
Net cash provided in investing activities	—	—	1,897

Financing Activities
Repayment of other borrowings	(800)	(764)	(11,500)
Proceeds from issuance of long-term debt	—	—	10,000
Proceeds from issuance of preferred stock	28,923	—	—
Stock repurchased	(33,282)	—	—
Cash dividends	(3,420)	(3,265)	(4,314)
Proceeds from stock options exercised	17	—	—
Tax benefit on stock options and RRP shares		—	(35)
Net cash used in financing activities	(8,562)	(4,029)	(5,849)

Net Change in Cash	(550)	(691)	20

Cash, Beginning of Year	2,225	2,916	2,896

Cash, End of Year	$1,675	$2,225	$2,916

Item 9.          Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.           Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2011, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b)          Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

Date: March 16, 2012	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

Item 9B.           Other Information

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Directors

Information concerning the Company’s directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2012, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company who are directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2012, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

The business experience for at least the past five years for each of our executive officers who do not serve as directors is set forth below.

Christopher D. Cook. Age 38 years. Mr. Cook, a certified public accountant, has served as Senior Vice President, Treasurer and Chief Financial Officer of MutualFirst Financial and MutualBank since May 2010.  Mr. Cook began his career with MutualBank in 1996. Since that time he has served as Profitability Analyst, Assistant Treasurer, Controller and Director of Finance.

John H. Bowles.  Age 66 years.  Mr. Bowles has served as Senior Vice President and Manager of Consumer Banking since January 2009.  From November 2004 until January 2009, he served as Senior Vice President and Manager of Investment and Private Banking.  Prior to 2004, he was president of Star Financial Bank/NewCastle Region from 1987 to 2004.

Donald R. Kyle. Age 64 years. Mr. Kyle has served as Senior Vice President of the Business Banking Division of the Bank since July 2008. Prior to joining the Bank, he had served as Executive Vice President and Chief Operating Officer of MFB Financial since July 1999. Previously, he served as Regional President of National City Bank.

Sharon L. Ferguson.  Age 56 years.  Ms. Ferguson has served as Senior Vice President of Risk Management of the Bank since February 2009.  From April 2008 until February 2009, she served as Senior Vice President of Consumer Banking.  From September 2007 to April 2008 she served as Vice President of Retail Products. From October 2005 until September 2007 she served as Assistant Vice President, Retail Products Manager. Prior to October 2005 she served as Assistant Vice President, Consumer Lending and Deposits Manager. She has been with the Bank since March 1998.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Linn A. Crull (Chairman), Wilbur R. Davis, Jerry D. McVicker, Edward J. Levy and Jonathan C. Kintner, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Crull and Mr. Levy are both considered to be an “audit committee financial expert” as defined in applicable SEC rules. Additional information concerning the audit committee of the Company’s Board of Directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2012, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

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

Executive officer Sharon L. Ferguson received 3,000 options for the Company’s stock on January 4, 2011; however, a Form 4 was not filed until January 27, 2011. Director James R. Schrecongost purchased 250 shares of the Company’s common stock on November 21, 2011; however, a Form 4 was not filed until November 28, 2011. Both of these late filings were due to an administrative error. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2011, all other Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during the 2011 fiscal year were complied with.

Code of Ethics

The Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act. The Code of Ethics applies to all of the Company’s directors, officers and employees. A copy of the Company’s Code of Ethics was filed with the SEC as Exhibit 14 to the Annual Report on Form 10-K for the year ended December 31, 2003. You may obtain a copy of the Code of Ethics on our website at www.bankwithmutual.com at “About Us – Code of Ethics,” or free of charge from the Company by writing to our Corporate Secretary at MutualFirst Financial, Inc., 110 E. Charles Street, Muncie, Indiana 47305-2419 or by calling (765) 747-2800.

Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

Item 11.         Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2012, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2012, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	817,815	$11.09	116,003	(1)
Equity compensation plans not approved by security holders	-	-	-

(1) These shares are available for future grants under the Company’s 2008 stock option plan.

Item 13.         Certain Relationships and Related Transactions

Information required by this item concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2012, which will be filed no later than 120 days after the close of the fiscal year.

Item 14.         Principal Accountant Fees and Services

Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2012, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

Item 15.         Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8 of this Form 10-K:

Annual Report Section
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2011 and 2010
Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements, December 31, 2011, 2010 and 2009

(a)(2) Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) Exhibits:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Articles of Incorporation	b
3.2	Articles Supplementary for the Series A Preferred Stock	c
3.3	Articles Supplementary for the SBLF Preferred Stock	a
3.4	Amended Bylaws	k
3.5	Articles Supplementary to the Company’s Charter re: term of appointed directors	l
4.1	Form of Common Stock Certificate	b
4.2	Warrant for Purchase of Shares of Common Stock	c
4.3	Form of Certificate for the Series A Preferred Stock	d
4.4	Form of Certificate for the SBLF Preferred Stock	a
9	Voting Trust Agreement	None
10.1	Employment Agreement with David W. Heeter	e
10.2	Employment Agreement with Patrick C. Botts	e
10.3	Form of Supplemental Retirement Plan Income Agreements for Patrick C. Botts	f
and David W. Heeter
10.4	Named Executive Officer Salaries and Bonus Arrangements for 2012	n
10.5	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker	g
10.6	Form of Agreements for Executive Deferred Compensation Plan for Patrick C. Botts and David W. Heeter	f
10.7	Registrant’s 2001 Stock Option and Incentive Plan	h
10.8	Registrant’s 2001 Recognition and Retention Plan	h
10.9	Director Fee Arrangements for 2012	10.9
10.10	Director Deferred Compensation Plan	i
10.11	MutualFirst Financial, Inc. 2008 Stock Option and Incentive Plan	d
10.12	MFB Corp. 2002 Stock Option Plan	d
10.13	MFB Corp. 1997 Stock Option Plan	d
10.14	Employment Agreement with Charles J. Viater	d
10.15	Salary Continuation Agreement with Charles J. Viater	d
10.16	Letter Agreement (including Schedule A, Securities Purchase Agreement, dated December 23, 2008 between MutualFirst Financial, Inc. and United States Department of the Treasury with respect to the issuance and sale of the Series A Preferred Stock and Warrant	c
10.17	Loan Agreement with First Tennessee Bank National Association dated December 21, 2009.	m
10.18	Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.19	Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.20	Small Business Lending Fund - Securities Purchase Agreement, dated August 25, 2011, between MutualFirst Financial, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock	a
10.21	Repurchase Agreement dated August 25, 2011, between MutualFirst Financial, Inc. and the United States Department of the Treasury, with respect to the repurchase and redemption of the TARP Preferred Stock	a
11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
14	Code of Ethics	e
16	Letter re change in certifying accountant	None
18	Letter re change in accounting principles	None
21	Subsidiaries of the registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of Experts and Counsel	23

23	Consents of Experts and Counsel	23
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32

a	Filed as an exhibit to the Company’s Form 8-K filed on August 26, 2011 and incorporated herein by reference.
b	Filed as an exhibit to the Company’s Form S-1 registration statement filed on September 16, 1999 (File No. 333-87239) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.
c	Filed as an exhibit to the Company’s Form 8-K filed on December 23, 2008 (File No. 000-27905) and incorporated herein by reference.
d	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference.
e	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2004. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
f	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2001. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
g	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2002. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
h	Filed as an Appendix to the Company’s Form S-4/A Registration Statement filed on October 19, 2001 (File No. 333-46510). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
i	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16,2007. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
j	Filed as an exhibit to the Company’s Form 10-K filed on March 23, 2010 and incorporated herein by reference.
k	Filed as an exhibit to the Company’s Form 8-K filed on October 15, 2007 (File No. 000-27905). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
l	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.
m	Filed as an exhibit to the Company’s Form 8-K filed on December 24, 2009 and incorporated herein by reference.
n	Filed as an exhibit to the Company’s Form 8-K filed on February 15, 2012 and incorporated herein by reference.

(b) Exhibits - See list in (a)(3) and the following signature page.

(c) Financial Statements Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MutualFirst Financial, Inc.

Date: March 16, 2012	By:	/s/David W. Heeter
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

/s/David W. Heeter	/s/Wilbur R. Davis
David W. Heeter, President and Director	Wilbur R. Davis, Chairman of the Board
(Principal Executive Officer)	Date: March 16, 2012
Date: March 16, 2012

/s/Patrick C. Botts	/s/Linn A. Crull
Patrick C. Botts, Director	Linn A. Crull, Director
Date: March 16, 2012	Date: March 16, 2012

/s/James D. Rosema	/s/William V. Hughes
James D. Rosema, Director	William V. Hughes, Director
Date: March 16, 2012	Date: March 16, 2012

/s/Jerry D. McVicker	/s/James R. Schrecongost
Jerry D. McVicker, Director	James R. Schrecongost
Date: March 16, 2012	Date: March 16, 2012

/s/Jonathan E. Kintner, O.D.	/s/Edward C. Levy
Jonathan E. Kintner, O.D., Director	Edward C. Levy, Director
Date: March 16, 2012	Date: March 16, 2012

/s/Michael J. Marien	/s/Charles J. Viater
Michael J. Marien, Director	Charles J. Viater, Director
Date: March 16, 2012	Date: March 16, 2012

/s/ Christopher D. Cook
Christopher D. Cook, Senior Vice President
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 16, 2012

INDEX TO EXHIBITS

Number	Description

10.9	Director Fee Arrangements for 2012

21	Subsidiaries of the Registrant

23	Consent of Accountants

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

