Form 10-Q
period 2012-03-31
MUTUALFIRST FINANCIAL INC
filed 2012-05-14
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the transition period from _______________ to _______________________

Commission File Number:   000-27905

MutualFirst Financial, Inc.
(Exact name of registrant specified in its charter)

Maryland	35-2085640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 East Charles Street, Muncie, Indiana	47305
(Address of principal executive offices)	(Zip Code)

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
  Yes ☐   No ☒

As of May 11, 2012, there were 6,990,196 shares of the registrant’s common stock outstanding.

FORM 10-Q

MutualFirst Financial, Inc.

2

PART I Item 1.	FINANCIAL INFORMATION Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY

Consolidated Condensed Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Cash	$8,004,687	$7,709,866
Interest-bearing demand deposits	18,567,433	47,512,766
Cash and cash equivalents	26,572,120	55,222,632
Interest-bearing deposits	-	1,414,969
Investment securities available for sale	356,117,847	330,878,381
Loans held for sale	3,043,219	1,440,927
Loans	933,549,756	917,274,410
Allowance for loan losses	(16,633,641)	(16,814,901)
Net loans	916,916,115	900,459,509
Premises and equipment	31,692,416	32,024,557
Federal Home Loan Bank of Indianapolis stock, at cost	14,390,700	14,390,700
Investment in limited partnerships	2,985,479	3,113,096
Deferred income tax benefit	16,896,915	17,385,612
Income tax receivable	767,985	1,344,032
Cash surrender value of life insurance	47,363,379	47,022,798
Prepaid FDIC premium	2,528,318	2,820,816
Core deposit and other intangibles	3,111,959	3,372,754
Foreclosed real estate	7,379,075	6,525,286
Other assets	9,759,959	9,777,194
Total assets	$1,439,525,486	$1,427,193,263

Liabilities
Deposits
Non-interest-bearing	$139,006,200	$122,214,503
Interest-bearing	1,051,092,785	1,044,421,864
Total deposits	1,190,098,985	1,166,636,367
Federal Home Loan Bank advances	87,018,233	101,451,326
Other borrowings	12,213,093	12,410,225
Other liabilities	15,598,403	14,068,076
Total liabilities	1,304,928,714	1,294,565,994

Stockholders' Equity
Preferred stock, $.01 par value
Authorized - 5,000,000 shares Issued and outstanding - 28,923 shares; liquidation preference $1,000 per share	289	289
Common stock, $.01 par value
Authorized - 20,000,000 shares Issued and outstanding - 6,988,253 and 6,987,586 shares	69,882	69,876
Additional paid-in capital - preferred stock	28,922,711	28,922,711
Additional paid-in capital - common stock	71,824,042	71,796,606
Retained earnings	31,915,344	31,270,238
Accumulated other comprehensive income	2,420,590	1,203,095
Unearned employee stock ownership plan (ESOP) shares	(556,086)	(635,546)
Total stockholders' equity	134,596,772	132,627,269
Total liabilities and stockholders' equity	$1,439,525,486	$1,427,193,263

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Interest Income
Loans receivable, including fees	$11,579,386	$13,684,114
Investment securities:
Mortgage-backed securities	1,983,845	1,733,084
Federal Home Loan Bank stock	108,817	105,442
Other investments	216,154	138,136
Deposits with financial institutions	9,577	21,820
Total interest income	13,897,779	15,682,596

Interest Expense
Passbook savings	12,602	34,991
Certificates of deposit	2,884,298	3,829,663
Daily Money Market accounts	107,902	121,640
Demand and NOW accounts	220,822	270,871
Federal Home Loan Bank advances	603,214	900,279
Other interest expense	200,373	210,822
Total interest expense	4,029,211	5,368,266

Net Interest Income	9,868,568	10,314,330
Provision for losses on loans	1,350,000	4,200,000
Net Interest Income After Provision for Loan Losses	8,518,568	6,114,330

Other Income
Service fee income	1,652,626	1,604,310
Net realized gain on sale of securities	197,090	74,047
Equity in losses of limited partnerships	(120,010)	(33,517)
Commissions	1,019,008	950,701
Net gains on sales of loans	131,954	91,800
Net servicing fees	31,885	26,661
Increase in cash surrender value of life insurance	340,581	350,779
Loss on other real estate and repossessed assets	(392,656)	(273,757)
Other-than-temporary losses on securities
Total other-than-temporary losses	-	(768,914)
Portion of loss recognized in other comprehensive income (before taxes)	-	575,472
Net impairment losses recognized in earnings	-	(193,442)
Other income	67,931	49,214
Total other income	2,928,409	2,646,796

Other Expenses
Salaries and employee benefits	5,343,377	5,523,124
Net occupancy expenses	576,362	674,959
Equipment expenses	398,613	480,545
Data processing fees	430,326	401,216
Automated teller machine	228,918	307,463
Deposit insurance	313,919	507,596
Professional fees	341,221	359,971
Advertising and promotion	352,984	300,031
Software subscriptions and maintenance	367,268	317,658
Intangible amortization	260,795	308,603
Other real estate and repossessed assets	163,379	160,829
Other expenses	816,626	858,539
Total other expenses	9,593,788	10,200,534

Income (Loss) Before Income Tax	1,853,189	(1,439,408)
Income tax expense (benefit)	427,250	(746,000)

Net Income (Loss)	1,425,939	(693,408)
Preferred stock dividends and amortization	361,538	450,766
Net Income (Loss) Available to Common Shareholders	$1,064,402	$(1,144,174)

Basic earnings (loss) per common share	$0.15	$(0.17)

Diluted earnings (loss) per common share	$0.15	$(0.17)

Dividends per common share	$0.06	$0.06

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY

Consolidated Condensed Statement of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net income (loss)	$1,425,939	$(693,408)
Other comprehensive income:
Net unrealized holding gain on securities available-for-sale	2,050,838	2,309,702
Net unrealized losses on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(12,644)	(580,200)
Less: Reclassification adjustment for realized (gains) losses included in net income	(197,090)	119,395
Net unrealized gain on derivative used for cash flow hedges	13,886	60,152
Income taxes related to other comprehensive income	(637,495)	(651,371)

Other comprehensive income	1,217,495	1,257,678

Comprehensive income	$2,643,434	$564,270

 See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY

Consolidated Condensed Statement of Stockholders' Equity

For the Period Ended March 31, 2012

(Unaudited)

	Common Stock			Preferred Stock				Accumulated
			Additional			Additional		Other	Unearned
	Shares		paid-in	Shares		paid-in	Retained	Comprehensive	ESOP
	Outstanding	Amount	capital	Outstanding	Amount	capital	Earnings	Income	shares	Total

Balances, January 1, 2012	6,987,586	$69,876	$71,796,606	28,923	$289	$28,922,711	$31,270,238	$1,203,095	($635,546)	$132,627,269

Net income for the period							1,425,939			1,425,939

Other comprehensive income, net of tax								1,217,495		1,217,495

ESOP shares earned			(10,668)						79,460	68,792

Stock options vested			34,122							34,122

Stock options exercised	667	6	3,982							3,988

Cash dividends ($.06 per common share)							(419,295)			(419,295)

Cash dividends - preferred stock							(361,538)			(361,538)

Balances, March 31, 2012	6,988,253	$69,882	$71,824,042	28,923	$289	$28,922,711	$31,915,344	$2,420,590	($556,086)	$134,596,772

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Operating Activities
Net income (loss)	$1,425,939	$(693,408)
Items not requiring (providing) cash
Provision for loan losses	1,350,000	4,200,000
Depreciation and amortization	1,518,753	1,575,940
Deferred income tax	(148,798)	(746,001)
Loans originated for sale	(6,182,014)	(7,343,400)
Proceeds from sales of loans held for sale	4,643,490	16,867,034
Gains on sales of loans held for sale	(131,954)	(91,800)
Gain on sale of securities-available for sale	(197,090)	(74,047)
Loss on other real estate and repossessed assets	392,656	273,757
Loss on other-than-temporary impairment, securities	-	193,442
Other equity adjustments	102,914	76,083
Change in
Prepaid FDIC premium	292,498	477,186
Interest receivable and other assets	610,161	34,675
Interest payable and other liabilities	302,075	466,427
Cash value of life insurance	(340,581)	(350,779)
Other adjustments	130,703	1,024,069
Net cash provided by operating activities	3,768,752	15,889,178

Investing Activities
Net change in interest earning assets	1,414,969	-
Purchases of securities available for sale	(45,229,519)	(34,666,397)
Proceeds from maturities and paydowns of securities:
Available for sale	14,819,104	7,997,904
Proceeds from sale of securities-available for sale	6,658,529	3,010,702
Net change in loans	(19,596,341)	19,692,484
Purchases of premises and equipment	(118,145)	(147,999)
Proceeds from sale of premises and equipment	14,578	-
Proceeds from real estate owned sales	336,847	882,050
Net cash used in investing activities	(41,699,978)	(3,231,256)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	43,567,640	39,917,024
Certificates of deposit	(20,105,021)	12,973,104
Proceeds from FHLB advances	64,000,000	-
Repayment of FHLB advances	(78,408,843)	(13,720,045)
Repayment of other borrowings	(207,894)	(197,474)
Cash dividends paid	(780,833)	(823,879)
Other financing activities	1,215,665	1,083,282
Net cash provided by financing activities	9,280,714	39,232,012

Net Change in Cash and Cash Equivalents	(28,650,512)	51,889,934

Cash and Cash Equivalents, Beginning of Year	55,222,632	26,820,680

Cash and Cash Equivalents, End of Year	$26,572,120	$78,710,614

Additional Cash Flows Information
Interest paid	$4,045,782	$5,338,163
Income tax paid	-	-
Transfers from loans to foreclosed real estate	1,518,099	4,896,441
Mortgage servicing rights capitalized	34,092	126,160

See Notes to Consolidated Condensed Financial Statements

MutualFirst Financial, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 1:  Basis of Presentation

The consolidated condensed financial statements include the accounts of MutualFirst Financial, Inc. (MutualFirst or the “Company”), its wholly owned subsidiary MutualBank, an Indiana commercial bank (“Mutual” or the “Bank”), Mutual’s wholly owned subsidiaries, First MFSB Corporation, Mishawaka Financial Services, and Mutual Federal Investment Company (“MFIC”), and MFIC majority owned subsidiary, Mutual Federal REIT, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for year ended December 31, 2011, filed with the Securities and Exchange Commission on March 16, 2012.

The interim consolidated financial statements at March 31, 2012, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2011 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings (loss) per share

Earnings (loss) per share were computed as follows:

	Three Months Ended March 31,
	2012			2011
		Weighted-			Weighted-
	Net	Average	Per-Share	Net	Average	Per-Share
	Income	Shares	Amount	Loss	Shares	Amount

Basic Earnings (Loss) Per Share
Net income (loss)	$1,426	6,928,238		$(693)	6,893,695
Dividends and accretion on preferred stock	(362)			(451)
Income (loss) available to common stockholders	$1,064	6,928,238	$0.15	$(1,144)	6,893,695	$(0.17)
Effect of Dilutive securities
Stock options and RRP grants		61,227			-
Diluted Earnings (Loss) Per Share

Income (loss) available to common stockholders and assumed conversions	$1,064	6,989,465	$0.15	$(1,144)	6,893,695	$(0.17)

Options to purchase 429,897 and 602,132 shares of common stock were outstanding at March 31, 2012 and 2011, respectively, but were not included in the computation of diluted EPS above, because the average exercise price of the options was greater than the average market price of the common shares. A warrant to purchase 625,135 shares of common stock at $7.77 per share was outstanding at March 31, 2011, but not included in the calculation above due to being anti-dilutive to earnings per share. As of March 31, 2012, there were no warrants outstanding.

Note 3:  Impact of Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.

The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments were effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments were effective for annual periods beginning after December 15, 2011 and did not have a material impact on the Company’s financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amendment allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is to be applied retrospectively. For public entities, the amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-05 did not have a material impact on the Company’s financial statements.

Note 4: Investments

The amortized cost and approximate fair values of securities as of March 31, 2012 and December 31, 2011 are as follows.

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value
Available for Sale Securities
Mortgage-backed securities
Government sponsored agencies	$207,622	$5,330	$(32)	$212,920
Collateralized mortgage obligations
Government sponsored agencies	106,930	3,451	-	110,381
Federal Agencies	6,000	-	(9)	5,991
Municipals	3,279	219	(12)	3,486
Small Business Administration	11	-	-	11
Corporate obligations	27,559	194	(4,424)	23,329
Total	$351,401	$9,194	$(4,477)	$356,118

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value
Available for Sale Securities
Mortgage-backed securities
Government sponsored agencies	$198,039	$4,813	$(6)	$202,846
Collateralized mortgage obligations
Government sponsored agencies	97,098	2,963	-	100,061
Federal agencies	2,000	2	-	2,002
Municipals	3,364	208	(14)	3,558
Small Business Administration	12	-	-	12
Corporate obligations	27,488	-	(5,089)	22,399
Total	$328,001	$7,986	$(5,109)	$330,878

The amortized cost and fair value of available-for-sale securities at March 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
Description Securities	Cost	Value
Security obligations due
One to five years	$16,667	$16,602
Five to ten years	12,245	12,441
After ten years	7,926	3,763
	36,838	32,806
Mortgage-backed securities	207,622	212,920
Collateralized mortgage obligations	106,930	110,381
Small Business Administration	11	11
Totals	$351,401	$356,118

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $2.8 million at March 31, 2012.

Gross gains of $197,000 and $74,000 resulting from sales of securities were realized for the three months ended March 31, 2012 and 2011, respectively.  There were no losses recognized on the sale of securities during this period in either 2012 or 2011.  Other-than-temporary impairment losses were recognized on securities for the three months ended March 31, 2012 and 2011 of $0 and $193,000, respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at March 31, 2012, was $22.1 million, a decrease from $28.5 million at December 31, 2011, which is approximately 6% and 9%, respectively, of the Bank's portfolio.  The Bank has continued to see an improvement since year-end due to increased market values.

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

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
Mortgage-backed securities
Government sponsored agencies	$5,050	$(32)	$-	$-	$5,050	$(32)
Federal agencies	5,991	(9)	-	-	5,991	(9)
Municipals	973	(12)	-	-	973	(12)
Corporate obligations	7,642	(148)	2,465	(4,276)	10,107	(4,424)
Total temporarily impaired securities	$19,656	$(201)	$2,465	$(4,276)	$22,121	$(4,477)

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
Mortgage-backed securities
Government sponsored agencies	$5,076	$(6)	$-	$-	$5,076	$(6)
Municipals	971	(14)	-	-	971	(14)
Corporate obligations	19,957	(790)	2,454	(4,299)	22,411	(5,089)
Total temporarily impaired securities	$26,004	$(810)	$2,454	$(4,299)	$28,458	$(5,109)

Mortgage-Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in MBSs and CMOs were caused by interest rate changes.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

Corporate Obligations

The Company’s unrealized loss on investments in corporate obligations primarily relates to investments in pooled trust preferred securities. The unrealized losses were primarily caused by (a) a decrease in performance and regulatory capital at the underlying banks resulting from exposure to subprime mortgages and (b) a sector downgrade by several industry analysts. The Company currently expects some of the securities to settle at a price less than the amortized cost basis of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security). The Company has recognized a loss equal to the credit loss for these securities, establishing a new, and lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell the investments and it is likely the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investments to be other-than-temporarily impaired at March 31, 2012.

Mutual evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis. During the quarter ending March 31, 2012, the Bank’s evaluation indicated that there was no other-than-temporary impairment of securities. Impairment on securities is determined after analyzing the estimated cash flows to be received, underlying collateral and determining the amount of additional losses needed in the individual pools to create a shortfall in interest or principal payments. All trust preferred securities were valued using a discounted cash flow analysis as of March 31, 2012.

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

MutualFirst uses market-based yield indicators as a baseline for determining appropriate discount rates, and then adjusts the resulting discount rates on the basis of its credit and structural analysis of specific trust preferred securities.  The primary focus is on the returns a fixed income investor would require in order to allocate capital on a risk adjusted basis.  There is currently no active market for pooled trust preferred securities; however, the Company looks principally to market yields for stand-alone trust preferred securities issued by banks, thrifts and insurance companies for which there is an active and liquid market.  The next step is to make a series of adjustments to reflect the differences that exist between these products (both credit and structural) and, most importantly, to reflect idiosyncratic credit performance differences (both actual and projected) between these products and the underlying collateral in the specific trust preferred security.  Importantly, as part of the analysis described above, MutualFirst considers the fact that structured instruments frequently exhibit leverage not present in stand-alone instruments, and make adjustments as necessary to reflect this additional risk.

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

Pooled Trust Preferred Securities

At March 31, 2012, MutualFirst had an amortized cost in pooled trust preferred securities of $6.7 million, which had an original par value of $8.0 million.  These securities have a fair value of $2.5 million at March 31, 2012.  The following table provides additional information related to the Bank’s investment in trust preferred securities as of March 31, 2012:

Deal	Class	Original Par	Book Value	Fair Value	Unrealized Loss	Recognized Losses 2012	Lowest Rating	Number of Banks/Insurance Companies Currently Performing	Actual Deferrals/Defaults (as % of original collateral)	Total Projected Defaults (as a % of performing collateral)a	Excess Subordination (after taking into account best estimate of future deferrals/defaults)b

Alesco Preferred Funding IX	A2A	$1,000	$901	$390	$511	$-	CCC-	44	15.14%	19.39%	43.23%
Preferred Term Securities XIII	B1	1,000	822	237	585	-	Ca	39	34.55%	24.43%	0.00%
Preferred Term Securities XVIII	C	1,000	917	232	685	-	Ca	49	30.17%	16.04%	2.63%
Preferred Term Securities XXVII	C1	1,000	710	184	526	-	C	33	28.14%	25.26%	4.59%
U.S. Capital Funding I	B1	3,000	2,891	1,185	1,706	-	Caa1	30	15.90%	14.21%	3.57%
U.S. Capital Funding III	B1	1,000	500	237	263	-	C	29	26.22%	16.88%	0.00%

Total		$8,000	$6,741	$2,465	$4,276	$-

(a)	A 10% recovery is applied to all projected defaults. A 15% recovery is applied to all projected insurance defaults. No recovery is applied to current defaults.
(b)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

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

	Accumulated Credit Losses Three Months Ended March 31,
	2012	2011
Credit losses on debt securities held
Beginning of year	$(3,567)	$(3,374)
Additions related to increases in previously recognized other-than-temporary losses for the three months ended	-	(193)

As of March 31,	$(3,567)	$(3,567)

Note 5: Accumulated Other Comprehensive Income

The following table represents the components of accumulated other comprehensive income (loss):

	March 31,	December 31,
	2012	2011
Net unrealized gain on securities available-for-sale	$8,995	$7,177
Net unrealized loss on securities available-for-sale for which a portion of other-than-temporary impairment has been recognized in income	(4,276)	(4,299)
Net unrealized loss on derivative used for cash flow hedges	(458)	(472)
Net unrealized loss relating to defined benefit plan liability	(448)	(448)
	3,813	1,958
Tax expense	1,392	755

Net-of-tax amount	$2,421	$1,203

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

Fair value determinations for Level 3 measurements of securities are the responsibility of the Treasury function of the Company.  The Company contracts with a pricing specialist to generate fair value estimates on a monthly basis.  The Treasury function of the Company challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States, analyzes the changes in fair value and compares these changes to internally developed expectations and monitors these changes for appropriateness.

The following table presents the fair value measurement of assets measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy used for such fair value measurements:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2012
Mortgage-backed securities
Government sponsored agencies	$212,920	$-	$212,920	$-
Collateralized mortgage obligations
Government sponsored agencies	110,381	-	110,381	-
Federal agencies	5,991	-	5,991	-
Municipals	3,486	-	3,486	-
Small Business Administration	11	-	11	-
Corporate obligations	23,329	-	20,864	2,465
Available-for-sale securities	$356,118	$-	$353,653	$2,465
December 31, 2011
Mortgage-backed securities
Government sponsored agencies	$202,846	$-	$202,846	$-
Collateralized mortgage obligations
Government sponsored agencies	100,061	-	100,061	-
Federal agencies	2,002	-	2,002	-
Municipals	3,558	-	3,558	-
Small Business Administration	12	-	12	-
Corporate obligations	22,399	-	19,945	2,454
Available-for-sale securities	$330,878	$-	$328,424	$2,454

The following is a reconciliation of the beginning and ending balances for the three months ended March 31, 2012 and 2011 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	2012	2011

Beginning balance	$2,454	$2,645

Total realized and unrealized gains and losses
Included in net income	-	(193)
Included in other comprehensive loss	11	454
Purchases, issuances and settlements	-	18

Ending balance	$2,465	$2,924

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$-	$(193)

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

The estimated fair value of other real estate owned is based on current or prior appraisals, less discount to reflect realizable value and estimated reflect realizable value and cost to sell of 20%.  Other real estate owned is classified within Level 3 of the fair value hierarchy.  Appraisals of other real estate owned are obtained when the real estate is acquired and subsequently as deemed necessary by the asset classification committee.  The Risk Management division reviews the appraisals for accuracy and consistency.  Appraisals are selected from the list of approved appraisers maintained by the Board.  The reductions in fair value of other real estate owned was $264,000 and $236,000 for the three months ended March 31, 2012 and 2011, respectively. The changes were recorded as adjustments to current earnings through other real estate owned related expenses.

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2012
Impaired loans	$808	$-	$-	$808
Other real estate owned	1,547	-	-	1,547

December 31, 2011
Impaired loans	$16,511	$-	$-	$16,511
Other real estate owned	202	-	-	202
Mortgage-servicing rights	2,626	-	-	2,626

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at March 31, 2012	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,465	Discounted cash flow	Discount rate	9.0% - 17.0%
			Constant prepayment rate	2%
			Cumulative projected prepayments	0.0%-20.0%
			Probability of default	1.6%-2.7%
			Projected cures given deferral	0%-15.0%
			Loss severity	56.7 – 81.4%

Impaired loans (collateral dependent)	$808	Third party valuations	Discount to reflect realizable value	0%-40%

Foreclosed assets held for sale	$1,547	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%-20%

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated condensed balance sheets as of dates noted below are as follows:

	Carrying		Fair Value Measurements Using
March 31, 2012	Amount	Fair Value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$26,572	$26,572	$26,572	$-	$-
Loans held for sale	3,043	3,072	-	3,072	-
Loans	916,916	944,934	-	-	944,934
FHLB stock	14,391	14,391	-	14,391	-
Interest receivable	3,692	3,692	-	3,692	-

Liabilities
Deposits	1,190,099	1,202,473	539,035	-	663,438
FHLB advances	87,018	88,891	-	88,891	-
Other borrowings	12,213	13,156	-	13,156	-
Interest payable	357	357	-	357	-
Advances by borrowers for taxes and insurance	2,931	2,931	-	2,931	-

	December 31, 2011
	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$55,223	$55,223
Interest-bearing deposits	1,415	1,415
Loans held for sale	1,441	1,459
Loans	900,460	921,212
FHLB stock	14,391	14,391
Interest receivable	4,248	4,248

Liabilities
Deposits	$1,166,636	$1,132,031
FHLB advances	101,451	103,980
Other borrowings	12,410	13,083
Interest payable	340	340
Advances by borrowers for taxes and insurance	1,720	1,720

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

Note 7: Loans

Categories of loans at March 31, 2012 and December 31, 2011 include:

	March 31,	December 31,
	2012	2011
Commercial
Real estate	$196,842	$197,390
Construction and development	19,607	20,831
Other	62,388	64,628
	278,837	282,849

Residential Mortgage
One- to four- family	460,165	434,976

Consumer loans
Auto	14,937	15,203
Residential	95,538	96,864
Boat/RVs	81,191	83,557
Other	6,428	6,760
	198,094	202,384
Total loans	937,096	920,209

Undisbursed loans in process	(5,886)	(5,352)
Unamortized deferred loan costs, net	2,340	2,418
Allowance for loan losses	(16,634)	(16,815)
Net loans	$916,916	$900,460

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

Non-accrual loans, segregated by class of loans, as of March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011
Commercial
Real Estate	$5,931	$7,592
Construction and development	7,779	9,314
Other	986	1,160
Residential Mortgage	11,587	10,080
Consumer
Real estate	2,168	2,081
Auto	44	24
Boat/RV	680	371
Other	95	89

	$29,270	$30,711

An age analysis of Company’s past due loans, segregated by class of loans, as of March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Commercial
Real Estate	$778	$3,250	$5,931	$9,959	$186,883	$196,842	$-
Construction and development	-	-	7,779	7,779	11,828	19,607	-
Other	95	96	986	1,177	61,211	62,388	-
Residential Mortgage	11,136	2,433	11,908	25,477	434,688	460,165	321
Consumer
Real estate	918	275	2,168	3,361	92,177	95,538	-
Auto	116	5	44	165	14,772	14,937	-
Boat/RV	1,584	331	680	2,595	78,596	81,191	-
Other	60	5	95	160	6,268	6,428	-

	$14,687	$6,395	$29,591	$50,673	$886,423	$937,096	$321

	December 31, 2011
							Total Loans
			Greater			Total	> 90 Days
	30-59 Days	60-89 Days	Than 90	Total Past		Loans	and
	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
Commercial
Real Estate	$870	$1,023	$7,592	$9,485	$187,905	$197,390	$-
Construction and development	845	-	9,314	10,159	10,672	20,831	-
Other	791	99	1,160	2,050	62,578	64,628	-
Residential Mortgage	13,309	3,427	11,207	27,943	407,033	434,976	1,127
Consumer
Real estate	1,395	1,167	2,081	4,643	92,221	96,864	-
Auto	143	28	24	195	15,008	15,203	-
Boat/RV	2,084	825	371	3,280	80,277	83,557	-
Other	227	5	89	321	6,439	6,760	-

	$19,664	$6,574	$31,838	$58,076	$862,133	$920,209	$1,127

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

Loans are individually evaluated for impairment based on internal limits outlined in our lending policies. The current threshold for these evaluations is set at $250,000. Although all troubled debt restructurings are considered impaired loans they are not necessarily individually evaluated for impairment based on the guidelines noted previously.

Interest on impaired loans is recorded based on the performance of the loan.  All interest received on impaired loans that are on nonaccrual is accounted for on the cash-basis method until qualifying for return to accrual.  Interest is accrued per contract for impaired loans that are performing.

The following tables present impaired loans for the quarter ended March 31, 2012 and year ended December 31, 2011.

	March 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial
Real estate	$4,840	$5,690	$-	$5,158	$13
Construction and development	4,216	9,152	-	5,044	10
Other	3,292	3,292	-	3,609	2
Residential Mortgage	3,892	5,383	-	4,635	22

Loans with a specific valuation allowance
Commercial
Real estate	1,092	1,592	144	1,342	-
Construction and development	7,071	7,281	1,437	7,071	-
Other	1,470	1,470	543	1,470	-
Residential Mortgage	533	533	37	535	-

Total
Commercial
Real estate	$5,932	$7,282	$144	$6,500	$13
Construction and development	$11,287	$16,433	$1,437	$12,115	$10
Other	$4,762	$4,762	$543	$5,079	$2
Residential Mortgage	$4,425	$5,916	$37	$5,170	$22

	December 31, 2011
				Average
		Unpaid		Investment in	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without a specific valuation allowance
Commercial
Real estate	$4,883	$5,275	$-	$4,221	$137
Construction and development	5,872	11,801	-	9,451	348
Other	4,030	4,167	-	1,480	211
Residential Mortgage	5,378	6,870	-	5,532	142

Loans with a specific valuation allowance
Commercial
Real estate	2,083	2,489	209	1,086	74
Construction and development	7,071	7,281	1,437	3,775	233
Other	1,470	1,524	543	246	60
Residential Mortgage	537	537	36	67	36

Total
Commercial
Real estate	$6,966	$7,764	$209	$5,307	$211
Construction and development	$12,943	$19,082	$1,437	$13,226	$581
Other	$5,500	$5,691	$543	$1,726	$271
Residential Mortgage	$5,915	$7,407	$36	$5,599	$178

	March 31, 2011
	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial
Real estate	$3,920	$16
Construction and development	5,892	9
Other	759	-
Residential Mortgage	6,155	41

Loans with a specific valuation allowance
Commercial
Real estate	5,319	82
Construction and development	4,155	32
Residential Mortgage	508	5

Total
Commercial
Real estate	$9,239	$98
Construction and development	$10,047	$41
Other	$759	$-
Residential Mortgage	$6,663	$46

Commercial Loan Grades

Definition of Loan Grades.  Loan grades are numbered 1 through 8.  Grades 1-4 are "pass" credits, grade 5 [Special Mention] loans are "criticized" assets, and grades 6 [Substandard], 7 [Doubtful] and 8 [Loss] are "classified" assets.  The use and application of these grades by the Bank are uniform and conform to the Bank's policy and OTS regulatory definitions.

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

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2012 and December 31, 2011.

March 31, 2012
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real estate	Construction and Development	Other

Pass	$171,864	$8,485	$55,080
Special Mention	11,304	367	779
Substandard	12,700	10,684	5,750
Doubtful	974	71	779

Total	$196,842	$19,607	$62,388

Retail Credit Exposure Credit Risk Profile
	Mortgage	Consumer
	Residential	Real Estate	Auto	Boat/RV	Other

Pass	$443,923	$92,814	$14,881	$80,239	$6,401
Special Mention	2,461	-	-	-	-
Substandard	13,781	2,724	56	952	27

Total	$460,165	$95,538	$14,937	$81,191	$6,428

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

The following table details activity in the allowance for loan losses by portfolio segment for the period ended March 31, 2012 and year ended December 31, 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other segments.

	March 31, 2012
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$10,602	$3,444	$2,769	$16,815
Provision charged to expense	390	465	495	1,350
Losses charged off	901	441	525	1,867
Recoveries	153	3	180	336

Balance, end of period	$10,244	$3,471	$2,919	$16,634

Ending balance:
Individually evaluated for impairment	$2,124	$37	$-	$2,161
Collectively evaluated for impairment	$8,120	$3,434	$2,919	$14,473

Loans:
Ending balance
Individually evaluated for impairment	$21,981	$4,425	$-	$26,406
Collectively evaluated for impairment	$256,856	$455,740	$198,094	$910,690

	December 31, 2011
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$10,124	$2,212	$4,036	$16,372
Provision charged to expense	8,592	4,390	118	13,100
Losses charged off	8,260	3,432	2,126	13,818
Recoveries	146	274	741	1,161

Balance, end of period	$10,602	$3,444	$2,769	$16,815

Ending balance:
Individually evaluated for impairment	$2,189	$36	$-	$2,225
Collectively evaluated for impairment	$8,413	$3,408	$2,769	$14,590

Loans:
Ending balance
Individually evaluated for impairment	$25,409	$5,915	$-	$31,324
Collectively evaluated for impairment	$257,440	$429,061	$202,384	$888,885

	March 31, 2011
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$10,124	$2,212	$4,036	$16,372
Provision charged to expense	2,650	1,300	250	4,200
Losses charged off	3,273	1,361	438	5,072
Recoveries	-	44	253	297

Balance, end of period	$9,501	$2,195	$4,101	$15,797

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

The Company charges-off 1-4 family residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down of 1-4 family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 180 days past due, charge-off of unsecured open-end loans when the loan is 180 days past due, and charge-down to the net realizable value when other secured loans are 120 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged-off.

Information on non-performing assets, excluding performing restructured loans, is provided below:

	March 31,
	2012	2011
Non-performing assets
Non-accrual loans	$29,270	$24,991
Accruing loans 90 days + past due	321	-
Total non-performing loans	29,591	24,991
Real estate owned	7,379	8,096
Other repossessed assets	731	1,070
Total non-performing assets	$37,701	$34,157

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

The following tables provide detail regarding troubled debts restructured in the last three-month period.

Three Months Ended March 31, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	No. of Loans	Recorded Balance	Recorded Balance
Commercial
Real Estate	1	$403	$403
Other	1	97	97
Residential Mortgage	9	839	863
Consumer
Real estate	7	325	326
Boat/RV	1	10	10

The impact to the reserve due to these modifications was insignificant.

Newly restructured loans by types are as follows:

Three Months Ended March 31, 2012

	Interest Only	Term	Combination	Total Modification
Commercial
Real Estate	$-	$403	$-	$403
Other	-	97	-	97
Residential Mortgage	320	172	371	863
Consumer
Real estate	-	12	314	326
Boat/RV	-	10	-	10

We have had no defaults of any loans modified as troubled debt restructurings made since April 1, 2011. Default is defined as any loan that becomes more than 90 days past due.

Note 8: Borrowings

Other borrowings decreased $197,000 in the first quarter of 2012.  These other borrowings consisted of a note from First Tennessee Bank, N.A. of $8.2 million and a subordinated debenture of $4.0 million.

The Company was in violation of a debt covenant with First Tennessee Bank as of March 31, 2012. The Company does not anticipate that the note will be called and does have enough capital if immediate payment is necessary.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Significant Events in the Quarter Ended March 31, 2012

The following should be read in conjunction with the Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 16, 2012.

The Company is a Maryland corporation and a bank holding company headquartered in Muncie, Indiana, with operations in Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana. It owns MutualBank, an Indiana commercial bank with 32 bank branches in Indiana, trust offices in Carmel and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. The Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“FRB”), and the Bank is subject to regulation, supervision and examination by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation.

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

Our results of operations depend primarily on the level of our net interest income, which is the difference between interest income on interest-earning assets, such as loans, mortgage-backed securities and investment securities, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. The structure of our interest-earning assets versus the structure of interest-bearing liabilities, along with the shape of the yield curve, has a direct impact on our net interest income. Historically, our interest-earning assets have been longer term in nature (i.e., fixed-rate mortgage loans) and interest-bearing liabilities have been shorter term (i.e., certificates of deposit, regular savings accounts, etc.). This structure would impact net interest income favorably in a decreasing rate environment, assuming a normally shaped yield curve, as the rates on interest-bearing liabilities would decrease more rapidly than rates on interest-earning assets. Conversely, in an increasing rate environment, assuming a normally shaped yield curve, net interest income would be impacted unfavorably as rates on interest-earning assets would increase at a slower rate than rates on interest-bearing liabilities.

First Quarter Highlights. At March 31, 2012, we had $1.4 billion in assets, $933.5 million in loans and $134.6 million in stockholders’ equity. The Bank’s total risk-based capital ratio at March 31, 2012 was 14.75%, exceeding the 10.00% requirement for a well-capitalized institution. The ratio of tangible common equity increased to 7.14% as of March 31, 2012 compared to 7.05% at December 31, 2011. For the quarter ended March 31, 2012, we earned $1.1 million in income available to common shareholders, or $.15 per basic and diluted share, compared with net loss of $1.1 million available to common shareholders, or a loss of $.17 per basic and diluted share for the quarter ended March 31, 2011.

Key aspects of our operations in the first quarter of 2012, include the following:

•	An increase in gross loan balances of $16.3 million since December 31, 2011.
•	Deposits increased $23.5 million or 2.0% while borrowings decreased $14.6 million since December 31, 2011.
•	Allowance for loan losses to non-performing loans as of March 31, 2012 was 56.21% compared to 52.81% as of December 31, 2011. Allowance for loan losses to loans receivable was 1.78% as of March 31, 2012 compared to 1.83% as of December 31, 2011.
•	Non-accrual loans decreased $1.4 million compared to December 31, 2011.
•	Net charge offs on an annualized basis were .67% of loans in the first quarter 2012 compared to 1.94% in the same period in 2011.
•	Net interest margin was 3.03% for the first quarter 2012 compared to 3.14% for the first quarter of 2011.

•	Provision for loan losses decreased $2.9 million in the first quarter of 2012 compared to the first quarter of 2011.
•	Non-interest income for the quarter ended March 31, 2012 increased $281,000 compared to the first quarter of 2011 due primarily to an increase in service fee income, commission income, and gains on sale of investments.
•	Non-interest expense for the first quarter of 2012 was $607,000 less than the first quarter 2011. The decrease is primarily due to lower salary and benefit expense, occupancy expense, and deposit insurance expense.

The Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, contains a summary of our management strategy. The financial highlights of our strategy during the quarter include: increasing the percentage of our loan portfolio other than one- to four-family real estate loans by 1.8% since December 31, 2011; increasing core deposits by 8.3% during the quarter to 47.7% of total deposits; increasing non-interest bearing deposits by 13.4% during the quarter; decreasing non-performing assets to total assets from 2.75% at year-end 2011 to 2.62% at the end of the quarter; and increasing our capital ratios as of the end of the quarter from year-end levels. In addition, we implemented a new interest-rate risk measurement process.

Critical Accounting Policies

Note 1 to the Notes to the Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2011 contains a summary of MutualFirst ’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets, mortgage servicing rights and intangible assets.

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

The Company evaluates securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, to determine if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in ASC 320.  In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

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

For our investment in marketable equity securities, management evaluates the severity and duration of the impairment and the near term prospects of the issuer in our consideration of whether the securities are other than temporarily impaired.  Based upon that evaluation the Company does not consider our equity securities to be other than temporarily impaired.  If other than temporary impairment is identified, that impairment is recognized in earnings.

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

Forward-Looking Statements

This Form 10-Q contains and our future filings with the SEC, Company press releases, other public pronouncements, stockholder communications and oral statements made by or with the approval of an authorized executive officer, will contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements include, but are not limited to: (i) statements of our goals, intentions and expectations; (ii) statements regarding our business plans, prospects, growth and operating strategies; (iii) statements regarding the asset quality of our loan and investment portfolios; and (iv) estimates of our risks and future costs and benefits. These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (i) the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; (ii) changes in general economic conditions, either nationally or in our market areas; (iii) changes in the levels of general interest rates and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources; (v) fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; (vi) decreases in the secondary market for the sale of loans that we originate; (vii) results of examinations of us by the IDFI, FDIC, FRB or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; (viii) legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act”), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; (ix) the uncertainties arising from our participation in the SBLF or any future redemption of the SBLF shares issued to Treasury; (x) our ability to attract and retain deposits; (xi) increases in premiums for deposit insurance; (xii) management’s assumptions in determining the adequacy of the allowance for loan losses; (xiii) our ability to control operating costs and expenses; (xiv) the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; (xv) difficulties in reducing risks associated with the loans on our balance sheet; (xvi) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; (xvii) a failure or security breach in the computer systems on which we depend; (xviii) our ability to retain key members of our senior management team; (xix) costs and effects of litigation, including settlements and judgments; (xx) our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; (xxi) increased competitive pressures among financial services companies; (xxii) changes in consumer spending, borrowing and savings habits; (xxiii) the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; (xxiv) adverse changes in the securities markets; (xv) inability of key third-party providers to perform their obligations to us; (xvi) changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and (xvii) other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this report. The Company wishes to advise readers that these factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Financial Condition at March 31, 2012 Compared to December 31, 2011

General. Total assets at March 31, 2012 were $1.4 billion and increased $12.3 million during the quarter primarily as a result of a 7.6% increase in investments and a 1.8% increase in gross loans, excluding loans held for sale, which were offset in part by a decrease in cash and cash equivalents. Average interest-earning assets decreased $1.6 million or 0.1% to $1.30 billion at March 31, 2012 from $1.31 billion at December 31, 2011. Average interest-bearing liabilities decreased by $13.9 million or 1.2% to $1.15 billion at March 31, 2012, from $1.16 billion at December 31, 2011, reflecting a decrease in average interest-bearing deposits as we continue to increase our non-interest bearing deposits, in conjunction with the decreases in FHLB advances and other borrowings. Stockholders’ equity increased by $1,970,000 or 1.5% during the quarter.

Loans. Our gross loan portfolio, excluding loans held for sale, increased $16.9 million or 1.8% to $937.1 million at March 31, 2012 from $920.2 million at December 31, 2011.

The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during the quarter:

	At		Amount	Percent
	March 31, 2012	December 31, 2011	Change	Change

Commercial Loans:
Real Estate	$196,842	$197,390	$(548)	(0.28)%
Construction and Development	19,607	20,831	(1,224)	(5.88)
Other	62,388	64,628	(2,240)	(3.47)
Total Commercial	278,837	282,849	(4,012)	(1.42)

Residential Mortgages	460,165	434,976	25,189	5.79

Consumer Loans:
Residential	95,538	96,864	(1,326)	(1.37)
Auto	14,937	15,203	(266)	(1.75)
Boat/RV	81,191	83,557	(2,366)	(2.83)
Other	6,428	6,760	(332)	(4.91)
Total Consumer	198,094	202,384	(4,290)	(2.12)
Total Loans	$937,096	$920,209	$16,887	1.84%

Although the Bank has an overall strategy to increase commercial and consumer loans it has been hindered by depressed economic conditions in Indiana as a result of the recent recession. Due to increased unemployment and decreased real estate values, loan demand, especially for business loans, has remained sluggish. We are seeking opportunities to refinance sound commercial borrowers from other financial institutions. The decrease in the commercial and consumer portfolio was offset by an increase in residential mortgage lending of $25.2 million during the quarter. The lower rates have allowed consumers to refinance their mortgage loans and the Bank continues to see this business as strong with less credit risk.

Delinquencies and Non-performing Assets. As of March 31, 2012, our total loans delinquent 30-to-89 days were $21.1 million or 2.2% of total loans compared to $26.2 million or 2.9% at December 31, 2011.

At March 31, 2012, our non-performing assets totaled $37.7 million or 2.62% of total assets, compared to $39.2 million or 2.75% of total assets at December 31, 2011. This $1.5 million, or 3.8% decrease was the result of a decrease of non-performing commercial real estate loans. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.

	At December 31		Amount	Percent
	March 31, 2011	December 31, 2011	Change	Change

Non-accruing loans	$29,270	$30,711	$(1,441)	(4.69)%
Accruing loans delinquent 90 days or more	321	1,127	(806)	(71.52)
Foreclosed assets	8,110	7,392	718	9.71
Total	$37,701	$39,230	$(1,529)	(3.90)%

Since 2008, our non-performing assets have increased dramatically due to the sluggish economic environment. The increase in non-performing assets was $13.4 million in 2009 and $1.4 million in 2011, which was partially offset by a decrease of $2.2 million in 2010. This trend has started to reverse during the first quarter of 2012 as we saw a decrease in non-performing assets of $1.5 million. The pace of non-performing assets has slowed and optimistically it has peaked. The Bank is diligently monitoring and writing down loans that appear to have irreversible weakness. In addition to the decrease in non-performing assets, the Company has seen significant improvement during the quarter in the total classified assets. Total classified assets decreased 8.8% from $69.4 million at December 31, 2011 to $63.3 million at March 31, 2012. The Bank works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral.

At March 31, 2012, foreclosed commercial real estate totaled $2.5 million and consisted of 12 commercial buildings; two in Delaware County, two in Kosciusko County, two in Grant County and six in Elkhart and St. Joseph Counties, all of which are currently being offered for sale. In addition, 60 residential properties with a book value of $4.8 million remained as foreclosed assets at March 31, 2012. Of the total foreclosed assets, one property held in real estate owned totaled $2.4 million. All foreclosed real estate is currently for sale. At March 31, 2012, the Bank had $731,000 in other repossessed assets. Non-accruing commercial real estate loans, including construction and development loans, decreased from $16.9 million at December 31, 2011, to $13.7 million at March 31, 2012. Non-accruing commercial business loans decreased slightly from $1.2 million to $986,000. During the quarter, non-accruing one- to four-family loans increased to $11.6 million at March 31, 2012. Management continues to monitor these loans aggressively and it is management’s opinion that the non-accruing loans are sufficiently reserved as of March 31, 2012.

In addition to the non-performing assets set forth in the table above, as of March 31, 2012, there was an aggregate of $3.4 million in loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the abilities of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. We have seen a decrease in the amount of these loans during the first quarter of 2012 as the current economic environment appears to be stabilizing. These loans have been considered in management’s determination of the adequacy of our allowance for loan losses. Management reviews each of these relationships at least quarterly to determine if further downgrades and specific loan allocations are prudent.

Allowance For Loan Loss. Allowance for loan losses increased $837,000 to $16.6 million at March 31, 2012 when compared to March 31, 2011 as reflected below.

	At and For the Three Months Ended March 31,
	2012	2011

Balance at beginning of period	$16,815	$16,372
Charge-offs	1,867	5,072
Recoveries	336	297
Net charge-offs	1,531	4,775
Provisions charged to operations	1,350	4,200
Balance at end of period	$16,634	$15,797

Ratio of net charge-offs during the period to average loans outstanding during the period	0.67%	1.94%

Allowance as a percentage of non-performing loans	56.21%	63.21%
Allowance as a percentage of total loans (end of period)	1.78%	1.64%

Specific loan loss allocation related to loans that have been individually evaluated for impairment increased $685,000 since March 31, 2011, while general loan loss reserves have remained approximately the same as loan balances declined since that time. Net charge offs for the first quarter of 2012 were $1.5 million, or 0.67% of average loans on an annualized basis, compared to $4.8 million, or 1.94% of average loans for the first quarter of 2011. The decrease was primarily due to reduction in charge-offs in commercial real estate and construction and development loans in comparison to the first quarter of 2011. As of March 31, 2012, the allowance for loan losses as a percentage of loans receivable and non-performing loans was 1.78% and 56.21%, respectively, compared to 1.64% and 63.21%, respectively, at March 31, 2011. Allowance for loan losses as a percentage of loans receivable increased due to a decline in the net loan portfolio of $32.9 million. Allowance for loan losses as a percentage of non-performing loans increased due to the rise in non-performing loans throughout 2011. Since December 2011, the Bank has seen a decrease in non-performing loans and the allowance for loan losses as a percentage of non-performing assets increased from 52.81% to 56.21% as of March 31, 2012.

In 2007, the Bank purchased 28 one- to-four family loans in Florida with a book value of $12.9 million and participated in a commercial development in Florida with a book value of $2.6 million.  The real estate market in Florida suffered severely in the current economic crisis and these Florida loans have accounted for $3.6 million, or approximately 16.9% of our total charge-offs since the end of 2009. Our current exposure in Florida is the current value of the residential loans of $5.6 million, or 0.6% of the Bank’s total loan portfolio, as the commercial development in Florida was sold in January 2012.   At March 31, 2012, loans totaling $4.0 million were performing and have always paid as agreed and the remaining loans have a book value of $1.6 million, which are recorded at a value less than the last property values received by the Bank in 2011.

Over 29.8 % of our non-accrual loans are comprised of five commercial loans totaling $8.7 million. All of these loans are commercial real estate loans, including construction and development loans. These loans had a specific allocation of $1.0 million.

Deposits. Total deposits increased $23.5 million to $1.19 billion at March 31, 2012 compared to $1.17 billion at December 31, 2011, primarily due to increased activity in new and existing core deposit relationships as reflected in the table below with corresponding weighted average rates partially offset by a decrease in certificates of deposit. The increase in non-interest bearing deposits reflects an increase in business checking. These changes are consistent with the Bank’s strategy to grow and strengthen core deposit relationships.

	At
	March 31, 2012		December 31, 2011
Type of Account	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Non-interest Checking	$139,006	0.00%	$122,215	0.00%
Interest-bearing NOW	241,000	0.34	218,915	0.49
Savings	106,346	0.05	98,122	0.05
Money Market	81,551	0.43	85,069	0.65
Certificates of Deposit	622,196	1.80	642,315	1.91
Total	$1,190,099	1.04%	$1,166,636	1.22%

Borrowings. Total borrowings decreased $14.6 million, or 12.8%, to $99.2 million at March 31, 2012 primarily due to a $14.4 million decrease in FHLB advances to $87.0 million at the end of the quarter. These advances were paid down at maturity with funds from increases in deposits. Other borrowings, consisting of a bank loan and a subordinated debenture, decreased $197,000 to $12.2 million at March 31, 2012 due to regular loan payments.

In 2009, the Company borrowed $10.0 million from First Tennessee Bank, N.A. to refinance existing long-term debt. The loan bears a 5.9% interest rate, has a term expiring in December 2014 and is secured by Bank stock. The balance of that loan was $8.2 million at March 31, 2012.

The Company acquired $5.0 million of issuer trust preferred securities in a 2008 acquisition of another financial institution. The net balance of the note as of March 31, 2012 was $4.0 million due to the purchase accounting adjustment from the acquisition. The securities mature 30 years from the date of issuance or July 29, 2005. The securities bore a fixed rate of interest of 6.22% through July 2010, and, thereafter, the rates were to reset quarterly at the prevailing three-month LIBOR rate plus 170 basis points. In December 2009, the Company entered into a cash flow hedge with FTN Financial to fix the floating portion of the issued trust preferred security at 5.15% for the next five years starting on September 15, 2010. The Company has had the right to redeem the trust preferred securities, in whole or in part, without penalty, since establishing the cash flow hedge. These securities mature on September 15, 2035.

Stockholders’ Equity. Stockholders’ equity was $134.6 million at March 31, 2012, an increase of $2.0 million, or 1.5% from the equity of $132.6 million at December 31, 2011. The increase was a result of net income of $1.4 million, $1.2 million in unrealized gains, $69,000 in ESOP shares earned and share-based compensation of $38,000. The increase was partially offset by dividend payments of $419,000 to common stockholders and $362,000 to our preferred stockholders. The Company’s tangible book value per share as of March 31, 2012 increased to $14.68 compared to $14.36 as of December 31, 2011 and the tangible common equity ratio was 7.14% as of March 31, 2012 compared to 7.05% as of December 31, 2011.

Comparison of Results of Operations for the Three Months Ended March 31, 2012 and 2011

General. Net income available to common stockholders for the three months ended March 31, 2012 was $1.1 million or $0.15 basic and diluted earnings per common share compared to a net loss of $1.1 million, or $(0.17) basic and diluted earnings per common share for the three months ended March 31, 2011. The primary reason for this increase was a decrease in provision for loan loss due to stabilization of the loan portfolio. Our return on assets and on average tangible equity on an annualized basis were 0.40% and 4.17%, respectively in the 2012 period compared to (0.19)% and (4.86)% in the 2011 period.

Interest Income. Total interest income decreased $1.8 million, or 11.4%, to $13.9 million during the three months ended March 31, 2012 from $15.7 million during the three months ended March 31, 2011, reflecting the $10.1 million decline in interest-earning assets to $1.30 billion. This was primarily due to the decreases in our loan portfolio. In addition, our average yield on interest-earning assets decreased 51 basis points to 4.26% at March 31, 2012 compared to 4.77% at March 31, 2011 as national and local prevailing interest rates continued to decline and the mix of interest-earning assets shifted towards lower yielding investment securities. Interest income on loans in the first quarter of 2012 was $11.6 million compared to $13.7 million for same period in 2011, reflecting a $65.4 million decrease in the average loan portfolio to $920.0 million at March 31, 2012 and a 52 basis point decrease in the weighted average yield on loans for the three months ended March 31, 2012 to 5.03%. Interest income on investment securities for the first quarter 2012 was $2.3 million compared to $2.0 million for the same period in 2011, reflecting a $78.9 million increase in our average investment securities portfolio to $353.6 million as of March 31, 2012.

Interest Expense. Interest expense decreased $1.3 million, or 24.9%, to $4.0 million during the three months ended March 31, 2012 compared to $5.4 million during the three months ended March 31, 2012. The primary reason for this decrease was a decline of 43 basis points on interest-bearing liabilities from 1.84% in 2011 to 1.41% in 2012, which was primarily due to continued re-pricing of deposit accounts and reduction of higher rate FHLB advances. Interest expense on deposits decreased $1.0 million, due to a 41 basis point decline in average rates partially offset by a $7.3 million increase in average interest-bearing deposits. Interest expense on borrowings decreased $308,000 as a result of a 2 basis point decline in average rates and a $29.6 million decrease in average borrowings in the first quarter 2012, as excess cash from deposits and proceeds from loan repayments was used to pay off maturing FHLB advances.

Net Interest Income. Net interest income before the provision for loan losses decreased $446,000 for the quarter ended March 31, 2012 compared to the same period in 2011. The decrease was a result of the decline in the net interest margin from 3.14% in the first quarter of 2011 to 3.03% in the first quarter of 2012 and the decline in average earning assets of $10.1 million. On a linked quarter basis, net interest income before the provision for loan losses decreased $186,000 as net interest margin decreased by 6 basis points; however average earning assets increased by $4.0 million. For more information on our asset/liability management, especially as it relates to interest rate risk, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

Provision for Loan Losses. The provision for loan losses for the first quarter of 2012 decreased to $1.4 million compared to $4.2 million during last year’s comparable period. The decrease was due to management’s ongoing evaluation of the adequacy of the allowance for loan losses and was impacted by a decrease in net-charge offs to $1.5 million in the first quarter of 2012 compared to net-charge offs of $4.8 million in the first quarter of 2011. Non-performing loans to total loans at March 31, 2012 were 3.17% compared to 3.47% at December 31, 2011. This decrease in non-performing loans was primarily in our commercial loan portfolio. Non-performing assets to total assets were 2.62% at March 31, 2012 compared to 2.75% at December 31, 2011.

Other Income. Other (non-interest) income increased by $281,000 to $2.9 million in the first quarter of 2012 compared to $2.6 million in the same period in 2011.

	Three Months Ended		Amount	Percent
Non-Interest Income	3/31/2012	3/31/2011	Change	Change

Service fee income	$1,653	$1,604	$49	3.1%
Net realized gain on sale of securities	197	74	123	166.2%
Equity in losses of limited partnerships	(120)	(34)	(86)	252.9%
Commissions	1,019	951	68	7.2%
Net gains on sales of loans	132	92	40	43.5%
Net servicing fees	32	27	5	18.5%
Increase in cash surrender value of life insurance	340	351	(11)	-3.1%
Loss on sale of other real estate and repossessed assets	(393)	(274)	(119)	43.4%
Net other-than-temporary losses on securities	-	(193)	193	-100.0%
Other income	68	49	19	38.8%

Total Non-Interest Income	$2,928	$2,647	$281	10.6%

The increase in non-interest income is primarily due to an increase in gain on sale of securities and a decrease in OTTI. The increases in gains on sales of securities reflects the increased market values on the investments sold during first quarter of 2012 and the decrease in OTTI losses reflect the stabilization in the values of our trust preferred securities. This was offset by an increase in losses on sale of other real estate and repossessed assets due to the continued decreased market values.

Other Expense. Other (non-interest) expense decreased by $607,000 to $9.6 million in the first quarter of 2012 compared to $10.2 million in the same period in 2011.

	Three Months Ended		Amount	Percent
Non-Interest Expense	3/31/2012	3/31/2011	Change	Change

Salaries and employee benefits	$5,343	$5,523	$(180)	-3.3%
Net occupancy expenses	576	675	(99)	-14.7%
Equipment expenses	399	481	(82)	-17.0%
Data processing fees	430	401	29	7.2%
Automated teller machine	229	307	(78)	-25.4%
Deposit insurance	314	508	(194)	-38.2%
Professional fees	341	360	(19)	-5.3%
Advertising and promotion	353	300	53	17.7%
Software subscriptions and publications	367	318	49	15.4%
Intangible amortization	261	309	(48)	-15.5%
Other real estate and repossessed assets	164	161	3	1.9%
Other expenses	817	858	(41)	-4.8%

Total Non-Interest Expense	$9,594	$10,201	$(607)	-6.0%

The decrease in salaries and employee benefits was primarily due to decreased health care costs due to changes to a self-funded plan in late 2011.  The decreased deposit insurance fees were due to the change in the fee structure that took place in the second half of 2011. Occupancy expenses were down compared to March 2011 due to the unseasonably mild weather and operating one less financial center in the first quarter of 2012.

Income Tax Expense. Income tax expense for the quarter ended March 31, 2012 increased $1.2 million compared to the same period in 2011 because of positive net income, rather than a loss. The Company’s effective tax rate increased to 23.1% in the 2012 period from (51.8%) in the 2011 period because of net income and the decreased low income housing credits as a percentage of net income.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. During the quarter ended March 31, 2012, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At March 31, 2012, the Bank had $46.7 million in commitments to make loans, $7.1 million in undisbursed portions of closed loans, $83.7 million in unused lines of credit and $2.1 million in standby letters of credit.

Liquidity

Information about the Company’s liquidity needs and management is included in Item 7 of the Form 10-K for the year ended December 31, 2011, filed with the SEC on March 16, 2012, under the heading “Liquidity.”

During the first quarter of 2012, we continued to maintain higher levels of liquidity due to economic factors and low loan demand. Our increased deposits and loan paydowns during the three months were invested in liquid marketable securities due to the lack of lending opportunities in our market area. The Board of Directors requires the Bank to maintain a minimum liquidity ratio of 10% of deposits. At March 31, 2012, our ratio was 30.6%.

At March 31, 2012, the Company on a consolidated basis, had $356.1 million in cash and investment securities available for sale and $3.0 million in loans held for sale generally available for its cash needs. At March 31, 2012, the Bank had the ability to borrow an additional $182.7 million in FHLB advances.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying SBLF dividends to the Treasury, amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, which are subject to regulatory limits. At March 31, 2012, the Company, on an unconsolidated basis, had $1.7 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

At March 31, 2012, the approved outstanding loan commitments, including unused lines of credit, amounted to $149.5 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2012, totaled $264.1 million; however, due to our competitive rates, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Capital Resources

Effective with the conversion to an Indiana bank charter on January 1, 2012, the Bank became subject to minimum capital requirements imposed by the FDIC, which are substantially the same as the requirements the Bank was previously subject to as a federal savings bank. The FDIC may require the Bank to have additional capital above specific regulatory levels if it believes the Bank is subject to increased risk due to asset problems, high interest rate risk and other risks. At March 31, 2012, the Bank’s regulatory capital exceeded these regulatory requirements, and the Bank was well-capitalized under regulatory prompt corrective action standards, consistent with our goals to operate a sound and profitable organization.

When the Company became a bank holding company on January 1, 2012, it became subject to minimum capital requirements imposed by the FRB, which are substantially similar to those imposed on the Bank, including guidelines for bank holding companies to be considered well-capitalized. In addition, at March 31, 2012, the Company’s capital levels exceeded the bank holding company capital requirements and it was considered well-capitalized under FRB guidelines, consistent with our goals to operate a sound and profitable organization.

The Company’s and Bank’s relevant capital ratios at March 31, 2012, are reflected below:

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage Capital Level(1):
MutualFirst (Consolidated)	$118,874	8.46%	$56,204	4.0%	$70,255	N/A
MutualBank	126,317	8.99	56,199	4.0	70,249	5.0
Tier 1 Risk-Based Capital Level (2) :
MutualFirst (Consolidated)	$118,874	12.68%	$37,495	4.0%	$56,242	6.0%
MutualBank	126,317	13.49	37,450	4.0	56,175	6.0
Total Risk-Based Capital Level (3) :
MutualFirst (Consolidated)	$130,638	13.94%	$74,990	8.0%	$93,737	10.0%
MutualBank	138,081	14.75	74,899	8.0	93,624	10.0

1. Tier 1 Capital to Average Total Assets of $1.4 billion for the Bank and Company.

2. Tier 1 Capital to Risk-Weighted Assets of $936.2 million and $937.4 for the Bank and Company, respectively.

3. Total Capital to Risk-Weighted Assets of $936.2 million and $937.4 for the Bank and Company, respectively.

Impact of Inflation

The effects of price changes and inflation can vary substantially for most financial institutions.  While management believes that inflation affects the economic value of total assets, it believes that it is difficult to assess the overall impact.  Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of changes in the consumer price index coincides with changes in interest rates or asset values.  For example, the price of one or more of the components of the consumer price index may fluctuate considerably, influencing composite consumer price index, without having a corresponding affect on interest rates, asset values, or the cost of those goods and services normally purchased by us.  In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans.  In addition, higher short-term interest rates tend to increase the cost of funds.  In other years, the opposite may occur.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Information about the Company’s asset and liability management and market and interest-rate risks is included in Item 7A of the Form 10-K for the year ended December 31, 2011, filed with the SEC on March 16, 2012.

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

The Bank’s Board of Directors sets and recommends these asset and liability policies, which are implemented by the Asset and Liability Management Committee. The Asset and Liability Management Committee is chaired by the Chief Financial Officer and is comprised of members of our senior management team. The purpose of the Asset and Liability Management Committee is to communicate, coordinate and control asset/liability management issues consistent with our business plan and board-approved policies. This committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources consistent with liquidity, capital adequacy, growth, risk and profitability goals. The Asset and Liability Management Committee generally meets monthly to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to a net present value of portfolio equity analysis and income simulations. At each meeting, the Asset and Liability Management Committee recommends appropriate strategy changes based on this review. The chief financial officer is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Board of Directors, at least quarterly.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term fixed-rate loans in our portfolio, during the quarter ended March 31, 2012, we sold in the secondary market $4.5 million of fixed rate, one- to four-family mortgage loans with a term to maturity of over 15 years.

In connection with our conversion to a commercial bank charter in the first quarter of 2012; we have formulated a new interest rate risk measurement process that measures both earnings and capital risk in accordance with the FDIC guidance on interest rate risk. The following chart indicates the bank’s interest rate percentage assuming the most severe movement in interest rates as an immediate parallel rate shock in a range from down 100 basis points to up 400 basis points.

Rate Shock	Net Interest Income (% Change)	Capital (% Change)

Up 400 bp	(28.7)%	(32.1)%
Up 300 bp	(20.4)	(21.2)
Up 200 bp	(12.7)	(12.0)
Up 100 bp	(5.8)	(1.8)
Down 100 bp	(4.2)	(9.1)

The Company also does interest rate shocks that are not immediate parallel shocks in various rate scenarios. Management currently believes that interest rate risk is managed appropriately in more practical rate shock scenarios than those in the chart above.

Item - 4 Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 31, 2012, was carried out under the supervision of and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management since that date. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that have materially affected, or are likely to materially affect our internal control over financial reporting.

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

The Company intends to continually review and to evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future.  The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business.  While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 25, 2011, as part of the Small Business Lending Fund (“SBLF”) of the United States Department of the Treasury (“Treasury”), the “Company entered into a Small Business Lending Fund-Securities Purchase Agreement (“Purchase Agreement”) with the Secretary of the Treasury, pursuant to which the Company (i) sold 28,923 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Preferred Stock”) to the Secretary of the Treasury for a purchase price of $28,923,000 in cash.  The SBLF Preferred Stock was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  As required by the Purchase Agreement, the proceeds from the sale of the SBLF Preferred Stock were used to redeem the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued in 2008 to the Treasury in the Troubled Asset Relief Program (“TARP).   The terms of the SBLF Preferred Stock impose limits on the ability of the Company to pay dividends and repurchase shares of common stock.  Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach. Under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital, as set forth in the Certificate of Designation relating to the SBLF Preferred Stock, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of issuance and ending on the tenth anniversary, by 10% for each one percent increase in QSBL over the baseline level.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6. Exhibits.

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Articles of Incorporation	b
3.2	Articles Supplementary for the Series A Preferred Stock	c
3.3	Articles Supplementary for the SBLF Preferred Stock	a
3.4	Amended Bylaws	k
3.5	Articles Supplementary to the Company’s Charter re: term of appointed directors	l
4.1	Form of Common Stock Certificate	b
4.2	Warrant for Purchase of Shares of Common Stock	c
4.3	Form of Certificate for the Series A Preferred Stock	d
4.4	Form of Certificate for the SBLF Preferred Stock	a
10.1	Employment Agreement with David W. Heeter	e
10.2	Employment Agreement with Patrick C. Botts	e
10.3	Form of Supplemental Retirement Plan Income Agreements for Patrick C. Botts	f
and David W. Heeter
10.4	Named Executive Officer Salaries and Bonus Arrangements for 2012	n
10.5	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker	g
10.6	Form of Agreements for Executive Deferred Compensation Plan for Patrick C. Botts and David W. Heeter	f
10.7	Registrant’s 2001 Stock Option and Incentive Plan	h
10.8	Registrant’s 2001 Recognition and Retention Plan	h
10.9	Director Fee Arrangements for 2012	o
10.10	Director Deferred Compensation Plan	i
10.11	MutualFirst Financial, Inc. 2008 Stock Option and Incentive Plan	d
10.12	MFB Corp. 2002 Stock Option Plan	d
10.13	MFB Corp. 1997 Stock Option Plan	d
10.14	Employment Agreement with Charles J. Viater	d
10.15	Salary Continuation Agreement with Charles J. Viater	d
10.16	Letter Agreement (including Schedule A, Securities Purchase Agreement, dated December 23, 2008 between MutualFirst Financial, Inc. and United States Department of the Treasury with respect to the issuance and sale of the Series A Preferred Stock and Warrant	c
10.17	Loan Agreement with First Tennessee Bank National Association dated December 21, 2009.	m
10.18	Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.19	Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.20	Small Business Lending Fund - Securities Purchase Agreement, dated August 25, 2011, between MutualFirst Financial, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock	a
10.21	Repurchase Agreement dated August 25, 2011, between MutualFirst Financial, Inc. and the United States Department of the Treasury, with respect to the repurchase and redemption of the TARP Preferred Stock	a
11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
18	Letter re change in accounting principles	None
19	Report furnished to security holders	None

22	Published report regarding matters submitted to vote of security holders		None
23	Consents of Experts and Counsel		None
24	Power of Attorney		None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)		31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)		31.2
32	Section 1350 Certification		32
101	Financial Statements from the Company’s Form 10-Q for the year ended March 31, 2012, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Consolidated Condensed Statements of Income for the Three Months Ended March 31, 2012 and 2011; (iii) Consolidated Condensed Statement of Stockholders’ Equity for the Period Ended march 31, 2012; (iv) Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011; and (vi) Notes to Consolidated Three Months Ended March 31, 2012 and 2011 Financial Statements, as follows:		101
	101.INS	XBRL Instance Document	101.INS
	101.SCH	XBRL Taxonomy Extension Schema Document	101.SCH
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101.DEF
	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	101.LAB
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE

a	Filed as an exhibit to the Company’s Form 8-K filed on August 26, 2011 and incorporated herein by reference.
b	Filed as an exhibit to the Company’s Form S-1 registration statement filed on September 16, 1999 (File No. 333-87239) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.
c	Filed as an exhibit to the Company’s Form 8-K filed on December 23, 2008 (File No. 000-27905) and incorporated herein by reference.
d	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference.
e	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2004. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
f	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2001. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
g	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2002. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
h	Filed as an Appendix to the Company’s Form S-4/A Registration Statement filed on October 19, 2001 (File No. 333-46510). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
i	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2007. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
j	Filed as an exhibit to the Company’s Form 10-K filed on March 23, 2010 and incorporated herein by reference.
k	Filed as an exhibit to the Company’s Form 8-K filed on October 15, 2007 (File No. 000-27905). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
l	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.
m	Filed as an exhibit to the Company’s Form 8-K filed on December 24, 2009 and incorporated herein by reference.
n	Filed as an exhibit to the Company’s Form 8-K filed on February 15, 2012 and incorporated herein by reference.
o	Filed as an exhibit to the Company’s Form 10-K filed on March 16, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2012	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: May 14, 2012	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

101	Financial Statements from the Company’s Form 10-Q for the year ended March 31, 2012, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Consolidated Condensed Statements of Income for the Three Months Ended March 31, 2012 and 2011; (iii) Consolidated Condensed Statement of Stockholders’ Equity for the Period Ended march 31, 2012; (iv) Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011; and (vi) Notes to Consolidated Three Months Ended March 31, 2012 and 2011 Financial Statements, as follows:
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

