Form 10-Q
period 2012-06-30
MUTUALFIRST FINANCIAL INC
filed 2012-08-14
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2012

or

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
  Yes ☐   No ☒

As of August 13, 2012, there were 6,992,029 shares of the registrant’s common stock outstanding.

FORM 10-Q

MutualFirst Financial, Inc.

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY

Consolidated Condensed Balance Sheets

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash	$7,246	$7,710
Interest-bearing demand deposits	16,344	47,513
Cash and cash equivalents	23,590	55,223
Interest-bearing deposits	-	1,415
Investment securities available for sale	365,396	330,878
Loans held for sale	8,598	1,441
Loans	954,423	917,275
Allowance for loan losses	(16,003)	(16,815)
Net loans	938,420	900,460
Premises and equipment	32,022	32,025
Federal Home Loan Bank of Indianapolis stock, at cost	14,391	14,391
Investment in limited partnerships	2,858	3,113
Deferred income tax benefit	16,107	17,386
Income tax receivable	360	1,344
Cash surrender value of life insurance	47,737	47,023
Prepaid FDIC premium	2,236	2,821
Core deposit and other intangibles	2,863	3,373
Foreclosed real estate	7,364	6,525
Other assets	9,506	9,775
Total assets	$1,471,448	$1,427,193

Liabilities
Deposits
Non-interest-bearing	$129,976	$122,215
Interest-bearing	1,041,524	1,044,422
Total deposits	1,171,500	1,166,637
Federal Home Loan Bank advances	136,574	101,451
Other borrowings	12,014	12,410
Other liabilities	14,719	14,068
Total liabilities	1,334,807	1,294,566

Stockholders' Equity
Preferred stock, $.01 par value
Authorized - 5,000,000 shares Issued and outstanding - 28,923 shares; liquidation preference $1,000 per share	1	1
Common stock, $.01 par value
Authorized - 20,000,000 shares Issued and outstanding - 6,992,029 and 6,987,586 shares	70	70
Additional paid-in capital - preferred stock	28,923	28,923
Additional paid-in capital - common stock	71,886	71,796
Retained earnings	32,779	31,270
Accumulated other comprehensive income	3,459	1,203
Unearned employee stock ownership plan (ESOP) shares	(477)	(636)
Total stockholders' equity	136,641	132,627
Total liabilities and stockholders' equity	$1,471,448	$1,427,193

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY

Consolidated Condensed Statements of Income

(Unaudited)

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest Income
Loans receivable, including fees	$11,648	$13,415	$23,228	$27,099
Investment securities:
Mortgage-backed securities	2,123	2,108	4,107	3,841
Federal Home Loan Bank stock	107	102	216	208
Other investments	216	151	433	290
Deposits with financial institutions	6	30	15	52
Total interest income	14,100	15,806	27,999	31,490

Interest Expense
Passbook savings	13	36	26	72
Certificates of deposit	2,624	3,718	5,509	7,548
Daily Money Market accounts	92	121	200	243
Demand and NOW accounts	227	323	448	594
Federal Home Loan Bank advances	597	844	1,200	1,744
Other interest expense	197	209	397	420
Total interest expense	3,750	5,252	7,780	10,621

Net Interest Income	10,350	10,554	20,219	20,869
Provision for losses on loans	1,850	1,700	3,200	5,900
Net Interest Income After Provision for Loan Losses	8,500	8,854	17,019	14,969

Other Income
Service fee income	1,752	1,726	3,405	3,331
Net realized gain on sale of securities	283	1	480	75
Equity in losses of limited partnerships	(128)	(116)	(248)	(149)
Commissions	1,036	1,005	2,054	1,956
Net gains on sales of loans	715	349	847	441
Net servicing fees (loss)	(142)	18	(110)	44
Increase in cash surrender value of life insurance	336	374	677	725
Loss on sale of other real estate and repossessed assets	(160)	(62)	(553)	(336)
Other-than-temporary losses on securities
Total other-than-temporary losses	-	-	-	(723)
Portion of loss recognized in other comprehensive income (before taxes)	-	-	-	530
Net impairment losses recognized in earnings	-	-	-	(193)
Other income	13	18	81	66
Total other income	3,705	3,313	6,633	5,960

Other Expenses
Salaries and employee benefits	5,293	5,340	10,637	10,863
Net occupancy expenses	527	659	1,103	1,335
Equipment expenses	493	502	891	982
Data processing fees	387	379	818	780
Automated teller machine	257	228	485	535
Deposit insurance	314	332	627	840
Professional fees	426	376	768	736
Advertising and promotion	372	300	725	600
Software subscriptions and maintenance	395	313	762	631
Intangible amortization	255	305	516	614
Other real estate and repossessed assets	281	306	444	467
Other expenses	933	961	1,750	1,819
Total other expenses	9,933	10,001	19,526	20,202

Income Before Income Tax	2,272	2,166	4,126	727
Income tax expense (benefit)	628	485	1,056	(261)

Net Income	1,644	1,681	3,070	988
Preferred stock dividends and amortization	362	451	723	902
Net Income Available to Common Shareholders	$1,282	$1,230	$2,347	$86

Basic earnings per common share	$0.18	$0.18	$0.34	$0.01

Diluted earnings per common share	$0.18	$0.18	$0.33	$0.01

Dividends per common share	$0.06	$0.06	$0.12	$0.12

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

(Table Dollar Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$1,644	$1,681	$3,070	$988
Other comprehensive income:
Net unrealized holding gain on securities available-for-sale	2,030	5,612	4,081	7,922
Net unrealized losses on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(139)	862	(152)	282
Less: Reclassification adjustment for realized (gains) losses included in net income	(283)	(1)	(480)	118
Net unrealized gain on derivative used for cash flow hedges	-	(103)	14	(43)
Income taxes related to other comprehensive income	(570)	(2,269)	(1,207)	(2,920)

Other comprehensive income	1,038	4,101	2,256	5,359

Comprehensive income	$2,682	$5,782	$5,317	$6,347

 See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY

Consolidated Condensed Statement of Stockholders' Equity

For the Period Ended June 30, 2012

(Unaudited)

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	Common Stock			Preferred Stock				Accumulated
			Additional			Additional		Other	Unearned
	Shares		paid-in	Shares		paid-in	Retained	Comprehensive	ESOP
	Outstanding	Amount	capital	Outstanding	Amount	capital	Earnings	Income	shares	Total

Balances, January 1, 2012	6,987,586	$70	$71,796	28,923	$1	$28,923	$31,270	$1,203	$(636)	$132,627

Net income for the period							3,070			3,070

Other comprehensive income, net of tax								2,256		2,256

ESOP shares earned			(9)						159	150

Stock options vested			68							68

Stock options exercised	4,443	-	31							31

Cash dividends ($.12 per common share)							(838)			(838)

Cash dividends - preferred stock							(723)			(723)

Balances, June 30, 2012	6,992,029	$70	$71,886	28,923	$1	$28,923	$32,779	$3,459	$(477)	$136,641

See notes to consolidated condensed financial statements.

 MutualFirst Financial, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(Table Dollar Amounts in Thousands)

	Six Months Ended
	June 30,
	2012	2011
Operating Activities
Net income	$3,070	$988
Items not requiring (providing) cash
Provision for loan losses	3,200	5,900
Depreciation and amortization	2,966	3,077
Deferred income tax	72	(511)
Loans originated for sale	(15,199)	(10,830)
Proceeds from sales of loans held for sale	12,269	20,743
Gains on sales of loans held for sale	(847)	(441)
Gain on sale of securities-available-for sale	(480)	(75)
Loss on other real estate and repossessed assets	553	336
Loss on other-than-temporary impairment, securities	-	193
Other equity adjustments	218	170
Change in
Prepaid FDIC premium	585	780
Interest receivable and other assets	1,237	674
Interest payable and other liabilities	293	207
Cash value of life insurance	(677)	(725)
Other adjustments	292	1,667
Net cash provided by operating activities	7,551	22,153

Investing Activities
Net change in interest earning assets	1,415	-
Purchases of securities available-for-sale	(76,553)	(74,016)
Proceeds from maturities and paydowns of securities available-for-sale	31,809	19,006
Proceeds from sale of securities-available for sale	13,184	3,011
Redemption of Federal Home Loan Bank Stock	-	2,292
Net change in loans	(52,165)	16,728
Proceeds from sales of loans transferred to held for sale	3,669	-
Purchases of premises and equipment	(921)	(405)
Proceeds from real estate owned sales	2,019	2,366
Other investing activities	(22)	(37)
Net cash used in investing activities	(77,565)	(31,055)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	51,245	46,654
Certificates of deposit	(46,381)	(6,652)
Proceeds from FHLB advances	237,451	11,000
Repayment of FHLB advances	(202,279)	(32,785)
Repayment of other borrowings	(418)	(395)
Cash dividends paid	(1,561)	(1,648)
Other financing activities	324	194
Net cash provided by financing activities	38,381	16,368

Net Change in Cash and Cash Equivalents	(31,633)	7,466

Cash and Cash Equivalents, Beginning of Period	55,223	26,821

Cash and Cash Equivalents, End of Period	$23,590	$34,287

Additional Cash Flows Information
Interest paid	$7,845	$10,358
Income tax paid	-	-
Transfers from loans to foreclosed real estate	3,617	6,296
Mortgage servicing rights capitalized	114	357

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

The interim consolidated financial statements at June 30, 2012, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2011 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings per share

Earnings per share were computed as follows:

	Three Months Ended June 30,
	2012			2011
		Weighted-			Weighted-
	Net	Average	Per-Share	Net	Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings Per Share
Net income	$1,644	6,933,255		$1,681	6,903,151	$0.24
Dividends and accretion on preferred stock	(362)			(451)
Income available to common stockholders	$1,282	6,933,255	$0.18	$1,230	6,903,151	$0.18
Effect of Dilutive securities
Stock options and RRP grants		55,624			102,731
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$1,282	6,988,879	$0.18	$1,230	7,005,882	$0.18

	Six Months Ended June 30,
	2012			2011
		Weighted-			Weighted-
	Net	Average	Per-Share	Net	Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings Per Share
Net income	$3,070	6,933,255		$988	6,898,195
Dividends and accretion on preferred stock	(723)			(902)
Income available to common stockholders	$2,347	6,933,255	$0.34	$86	6,898,195	$0.01
Effect of Dilutive securities
Stock options and RRP grants		83,738			126,725
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$2,347	7,016,993	$0.33	$86	7,024,920	$0.01

Options to purchase 266,185 and 434,887 shares of common stock were outstanding at June 30, 2012 and 2011, respectively, but were not included in the computation of diluted EPS above, because the average exercise price of the options was greater than the average market price of the common shares. A warrant to purchase 625,135 shares of common stock at $7.77 per share was outstanding at June 30, 2011, but not included in the calculation above due to being anti-dilutive to earnings per share. As of June 30, 2012, there were no warrants outstanding.

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

The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments were effective during interim and annual periods beginning after December 15, 2011, and did not have a material impact on the Company’s financial statements.

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

The FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This ASU defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income for all periods presented. The ASU does not change the other requirements of FASB ASU No. 2011-05,  Presentation of Comprehensive Income . Entities are still required to present reclassification adjustments within other comprehensive income either on the face of the statement that reports other comprehensive income or in the notes to the financial statements. The requirement to present comprehensive income in either a single continuous statement or two consecutive condensed statements remains for both annual and interim reporting. The deferral of the requirement for the presentation of reclassification adjustments is intended to be temporary until the FASB reconsiders the operational concerns and needs of financial statement users.

The Company adopted the amendments in this Update at the same time as ASU 2011-05, which became effective beginning in the interim period ended March 31, 2012. As the Company had no reclassifications adjustments within other comprehensive income, ASU No. 2011-12 had no impact on its financial statements.

Note 4: Investments

The amortized cost and approximate fair values of securities as of June 30, 2012 and December 31, 2011 are as follows.

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale Securities
Mortgage-backed securities
Government sponsored agencies	$208,737	$6,930	$-	$215,667
Collateralized mortgage obligations
Government sponsored agencies	116,509	3,582	(7)	120,084
Federal agencies	3,000	20	0	3,020
Municipals	3,185	252	(25)	3,412
Small Business Administration	10	-	-	10
Corporate obligations	27,629	242	(4,668)	23,203
Total	$359,070	$11,026	$(4,700)	$365,396

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale Securities
Mortgage-backed securities
Government sponsored agencies	$198,039	$4,813	$(6)	$202,846
Collateralized mortgage obligations
Government sponsored agencies	97,098	2,963	—	100,061
Federal agencies	2,000	2	—	2,002
Municipals	3,364	208	(14)	3,558
Small Business Administration	12	-	—	12
Corporate obligations	27,488	-	(5,089)	22,399
Total	$328,001	$7,986	$(5,109)	$330,878

The amortized cost and fair value of available-for-sale securities at June 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
Description Securities	Cost	Value
Security obligations due
One to five years	$20,888	$20,941
Five to ten years	5,001	5,123
After ten years	7,925	3,571
	33,814	29,635
Mortgage-backed securities	208,737	215,667
Collateralized mortgage obligations	116,509	120,084
Small Business Administration	10	10
Totals	$359,070	$365,396

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $2.6 million at June 30, 2012.

Gross gains of $480,000 and $75,000 resulting from sales of securities were realized for the six months ended June 30, 2012 and 2011, respectively.  There were no losses recognized on the sale of securities during this period in either 2012 or 2011.  Other-than-temporary impairment losses were recognized on securities for the six months ended June 30, 2012 and 2011 of $0 and $193,000, respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2012, was $13.8 million, a decrease from $28.5 million at December 31, 2011, which is approximately 4% and 9%, respectively, of the Bank's portfolio.  The Bank has continued to see an improvement since year-end due to increased market values.

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

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
Mortgage-backed securities
Government sponsored agencies	$2,987	$(7)	$-	$-	$2,987	$(7)
Municipals	866	(25)	-	-	866	(25)
Corporate obligations	7,642	(189)	2,264	(4,479)	9,906	(4,668)
Total temporarily impaired securities	$11,495	$(221)	$2,264	$(4,479)	$13,759	$(4,700)

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
Mortgage-backed securities
Government sponsored agencies	$5,076	$(6)	$-	$-	$5,076	$(6)
Municipals	971	(14)	-	-	971	(14)
Corporate obligations	19,957	(790)	2,454	(4,299)	22,411	(5,089)
Total temporarily impaired securities	$26,004	$(810)	$2,454	$(4,299)	$28,458	$(5,109)

Mortgage-Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in MBSs and CMOs were caused by interest rate changes.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012.

Corporate Obligations

The Company’s unrealized loss on investments in corporate obligations primarily relates to investments in pooled trust preferred securities. The unrealized losses were primarily caused by (a) a decrease in performance and regulatory capital at the underlying banks resulting from exposure to subprime mortgages and (b) a sector downgrade by several industry analysts. The Company currently expects some of the securities to settle at a price less than the amortized cost basis of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security). The Company has recognized a loss equal to the credit loss for these securities, establishing a new, and lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell the investments and it is likely the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investments to be other-than-temporarily impaired at June 30, 2012.

Mutual evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis. During the quarter ended June 30, 2012, the Bank’s evaluation indicated that there was no other-than-temporary impairment of securities. Impairment on securities is determined after analyzing the estimated cash flows to be received, underlying collateral and determining the amount of additional losses needed in the individual pools to create a shortfall in interest or principal payments. All trust preferred securities were valued using a discounted cash flow analysis as of June 30, 2012.

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

Pooled Trust Preferred Securities

At June 30, 2012, MutualFirst had an amortized cost in pooled trust preferred securities of $6.7 million, which had an original par value of $8.0 million.  These securities had a fair value of $2.3 million at June 30, 2012.  The following table provides additional information related to the Bank’s investment in trust preferred securities as of June 30, 2012:

Deal	Class	Original Par	Book Value	Fair Value	Unrealized Loss	Recognized Losses 2012	Lowest Rating	Number of Banks/Insurance Companies Currently Performing	Actual Deferrals/Defaults (as % of original collateral)	Total Projected Defaults (as a % of performing collateral)[a]	Excess Subordination (after taking into account best estimate of future deferrals/defaults)[b]

Alesco Preferred Funding IX	A2A	$1,000	$901	$363	$538	$-	CCC-	43	18.14%	19.96%	45.76%
Preferred Term Securities XIII	B1	1,000	822	207	615	-	Ca	39	36.89%	31.65%	0.00%
Preferred Term Securities XVIII	C	1,000	917	217	700	-	Ca	49	28.69%	15.45%	3.94%
Preferred Term Securities XXVII	C1	1,000	710	166	544	-	Ca	33	28.14%	24.88%	5.62%
U.S. Capital Funding I	B1	3,000	2,891	1,092	1,799	-	Caa1	30	15.90%	15.13%	2.06%
U.S. Capital Funding III	B1	1,000	500	219	281	-	Ca	29	26.22%	16.76%	0.00%

Total		$8,000	$6,741	$2,264	$4,477	$-

(a)	A 10% recovery is applied to all projected defaults. A 15% recovery is applied to all projected insurance defaults. No recovery is applied to current defaults.
(b)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

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

	Accumulated Credit Losses Three Months Ended June 30,
	2012	2011
Credit losses on debt securities held
Beginning of period	$(1,205)	$(1,205)
Additions related to increases in previously recognized other-than-temporary losses for the three months ended	-	-

As of June 30,	$(1,205)	$(1,205)

	Accumulated Credit Losses Six Months Ended June 30,
	2012	2011
Credit losses on debt securities held
Beginning of year	$(1,205)	$(1,179)
Additions related to increases in previously recognized other-than-temporary losses for the six months ended	-	(26)

As of June 30,	$(1,205)	$(1,205)

Note 5: Accumulated Other Comprehensive Income

The following table represents the components of accumulated other comprehensive income:

	June 30,	December 31,
	2012	2011
Net unrealized gain on securities available-for-sale	$10,266	$7,177
Net unrealized loss on securities available-for-sale for which a portion of other-than-temporary impairment has been recognized in income	(3,940)	(4,299)
Net unrealized loss on derivative used for cash flow hedges	(458)	(472)
Net unrealized loss relating to defined benefit plan liability	(448)	(448)
	5,420	1,958
Tax expense	1,961	755

Net-of-tax amount	$3,459	$1,203

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

The following table presents the fair value measurement of assets measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy used for such fair value measurements:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2012
Mortgage-backed securities
Government sponsored agencies	$215,667	$-	$215,667	$-
Collateralized mortgage obligations
Government sponsored agencies	120,084	-	120,084	-
Federal agencies	3,020	-	3,020	-
Municipals	3,412	-	3,412	-
Small Business Administration	10	-	10	-
Corporate obligations	23,203	-	20,939	2,264
Available-for-sale securities	$365,396	$-	$363,132	$2,264

December 31, 2011
Mortgage-backed securities
Government sponsored agencies	$202,846	$-	$202,846	$-
Collateralized mortgage obligations
Government sponsored agencies	100,061	-	100,061	-
Federal agencies	2,002	-	2,002	-
Municipals	3,558	-	3,558	-
Small Business Administration	12	-	12	-
Corporate obligations	22,399	-	19,945	2,454
Available-for-sale securities	$330,878	$-	$328,424	$2,454

The following is a reconciliation of the beginning and ending balances for the three months ended June 30, 2012 and 2011 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	2012	2011

Beginning balance	$2,465	$2,924

Total realized and unrealized gains and losses
Included in net income	-	-
Included in other comprehensive loss	(201)	21
Purchases, issuances and settlements	-	13

Ending balance	$2,264	$2,958

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$-	$-

The following is a reconciliation of the beginning and ending balances for the six months ended June 30, 2012 and 2011 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	2012	2011

Beginning balance	$2,454	$2,645

Total realized and unrealized gains and losses
Included in net income	-	(193)
Included in other comprehensive loss	(178)	475
Purchases, issuances and settlements	(12)	31

Ending balance	$2,264	$2,958

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$-	$(193)

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

The estimated fair value of other real estate owned is based on current appraisal, less discount to reflect realizable value and estimated cost to sell.  Other real estate owned is classified within Level 3 of the fair value hierarchy.  Appraisals of other real estate owned are obtained when the real estate is acquired and subsequently as deemed necessary by the asset classification committee.  The Risk Management division reviews the appraisals for accuracy and consistency.  Appraisals are selected from the list of approved appraisers maintained by the Board.  The reductions in fair value of other real estate owned was $413,000 and $268,000 for the six months ended June 30, 2012 and 2011, respectively. The changes were recorded as adjustments to current earnings through other real estate owned related expenses.

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2012
Impaired loans (collateral dependent)	$3,011	$-	$-	$3,011
Foreclosed real estate	1,937	-	-	1,937
Mortgage-servicing rights	2,109	-	-	2,109

December 31, 2011
Impaired loans (collateral dependent)	$16,511	$-	$-	$16,511
Foreclosed real estate	202	-	-	202
Mortgage-servicing rights	2,626	-	-	2,626

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at June 30, 2012	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,264	Discounted cash flow	Discount rate	9.0% - 18.0%
			Constant prepayment rate	2%
			Cumulative projected prepayments	0.0%-20.0%
			Probability of default	1.6%-2.5%
			Projected cures given deferral	0%-15.0%
			Loss severity	56.7% – 81.4%

Impaired loans (collateral dependent)	$3,011	Third party valuations	Discount to reflect realizable value	0%-40%
Foreclosed real estate	$1,937	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%-25%

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated condensed balance sheets as of dates noted below are as follows:

			Fair Value Measurements Using
June 30, 2012	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$23,590	$23,590	$23,590	$-	$-
Loans held for sale	8,598	8,915	-	8,915	-
Loans	938,420	972,673	-	-	972,673
FHLB stock	14,391	14,391	-	14,391	-
Interest receivable	3,723	3,723	-	3,723	-

Liabilities
Deposits	1,171,500	1,186,807	577,464	-	609,343
FHLB advances	136,574	138,119	-	138,119	-
Other borrowings	12,014	13,070	-	13,070	-
Interest payable	405	405	-	405	-
Advances by borrowers for taxes and insurance	2,013	2,013	-	2,013	-

	December 31, 2011
	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$55,223	$55,223
Interest-bearing deposits	1,415	1,415
Loans held for sale	1,441	1,459
Loans	900,460	921,212
FHLB stock	14,391	14,391
Interest receivable	4,248	4,248

Liabilities
Deposits	$1,166,637	$1,132,031
FHLB advances	101,451	103,980
Other borrowings	12,410	13,083
Interest payable	340	340
Advances by borrowers for taxes and insurance	1,720	1,720

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

Note 7: Loans

Categories of loans at June 30, 2012 and December 31, 2011 include:

	June 30,	December 31,
	2012	2011
Commercial
Real estate	$196,776	$197,390
Construction and development	18,226	20,831
Other	64,279	64,628
	279,281	282,849

Residential Mortgage
One- to four- family	478,481	434,976

Consumer loans
Auto	14,482	15,203
Residential	96,391	96,864
Boat/RVs	80,692	83,557
Other	6,541	6,760
	198,106	202,384
Total loans	955,868	920,209

Undisbursed loans in process	(3,847)	(5,352)
Unamortized deferred loan costs, net	2,402	2,418
Allowance for loan losses	(16,003)	(16,815)
Net loans	$938,420	$900,460

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

Mortgage and Consumer

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

Nonaccrual and Past Due Loans.

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

Non-accrual loans, segregated by class of loans, as of June 30, 2012 and December 31, 2011 are as follows:

	June 30,	December 31,
	2012	2011
Commercial
Real Estate	$4,409	$7,592
Construction and development	6,478	9,314
Other	1,139	1,160
Residential Mortgage	9,732	10,080
Consumer
Real estate	1,956	2,081
Auto	40	24
Boat/RV	765	371
Other	56	89

	$24,575	$30,711

An age analysis of Company’s past due loans, segregated by class of loans, as of June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Commercial
Real Estate	$397	$711	$3,703	$4,811	$191,965	$196,776	$-
Construction and development	1,199	116	5,613	6,928	11,298	18,226	-
Other	147	197	869	1,213	63,066	64,279	-
Residential Mortgage	10,304	2,702	8,496	21,502	456,979	478,481	290
Consumer
Real estate	1,051	340	1,696	3,087	93,304	96,391	-
Auto	52	11	32	95	14,387	14,482	-
Boat/RV	1,515	461	419	2,395	78,297	80,692	-
Other	127	35	17	179	6,362	6,541	-

	$14,792	$4,573	$20,845	$40,210	$915,658	$955,868	$290

	December 31, 2011
							Total Loans
			Greater			Total	> 90 Days
	30-59 Days	60-89 Days	Than 90	Total Past		Loans	and
	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
Commercial
Real Estate	$1,173	$1,439	$6,569	$9,181	$188,209	$197,390	$-
Construction and development	845	3,595	4,850	9,290	11,541	20,831	-
Other	791	99	955	1,845	62,783	64,628	-
Residential Mortgage	13,309	3,427	11,207	27,943	407,033	434,976	1,127
Consumer
Real estate	1,395	1,167	2,081	4,643	92,221	96,864	-
Auto	143	28	24	195	15,008	15,203	-
Boat/RV	2,084	825	371	3,280	80,277	83,557	-
Other	227	5	89	321	6,439	6,760	-

	$19,967	$10,585	$26,146	$56,698	$863,511	$920,209	$1,127

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

The following tables present impaired loans for the three and six month periods ended June 30, 2012 and 2011 and the year ended December 31, 2011.

	June 30, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans - Quarter	Average Investment in Impaired Loans - YTD	Interest Income Recognized - Quarter	Interest Income Recognized - YTD
Loans without a specific valuation allowance
Commercial
Real estate	$5,005	$7,224	$-	$5,765	$6,165	$61	$109
Construction and development	3,082	5,992	-	3,755	4,531	17	33
Other	3,119	3,119	-	3,380	3,679	42	83
Residential Mortgage	3,267	4,355	-	3,579	4,179	20	51

Loans with a specific valuation allowance
Commercial
Real estate	518	518	43	259	173	-	-
Construction and development	6,509	7,050	1,296	6,684	6,742	16	27
Other	1,204	1,204	318	1,212	1,215	13	25
Residential Mortgage	531	531	36	532	534	-	-

Total
Commercial
Real estate	$5,523	$7,742	$43	$6,024	$6,338	$61	$109
Construction and development	$9,591	$13,042	$1,296	$10,439	$11,273	$33	$60
Other	$4,323	$4,323	$318	$4,592	$4,894	$55	$108
Residential Mortgage	$3,798	$4,886	$36	$4,111	$4,713	$20	$51

	December 31, 2011
				Average
		Unpaid		Investment in	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without a specific valuation allowance
Commercial
Real estate	$4,883	$5,275	$-	$4,221	$137
Construction and development	5,872	11,801	-	9,451	348
Other	4,030	4,167	-	1,480	211
Residential Mortgage	5,378	6,870	-	5,532	142

Loans with a specific valuation allowance
Commercial
Real estate	2,083	2,489	209	1,086	74
Construction and development	7,071	7,281	1,437	3,775	233
Other	1,470	1,524	543	246	60
Residential Mortgage	537	537	36	67	36

Total
Commercial
Real estate	$6,966	$7,764	$209	$5,307	$211
Construction and development	$12,943	$19,082	$1,437	$13,226	$581
Other	$5,500	$5,691	$543	$1,726	$271
Residential Mortgage	$5,915	$7,407	$36	$5,599	$178

	June 30, 2011
	Average Investment in Impaired Loans - Quarter	Average Investment in Impaired Loans - YTD	Interest Income Recognized - Quarter	Interest Income Recognized - YTD
Loans without a specific valuation allowance
Commercial
Real estate	$2,277	$3,611	$14	$30
Construction and development	4,992	5,983	-	9
Other	754	757	-	-
Residential Mortgage	5,182	5,490	27	68

Loans with a specific valuation allowance
Commercial
Real estate	2,141	2,054	21	43
Construction and development	7,655	7,755	64	155
Residential Mortgage	508	508	2	7

Total
Commercial
Real estate	$4,418	$5,665	$35	$73
Construction and development	$12,647	$13,738	$64	$164
Other	$754	$757	$-	$-
Residential Mortgage	$5,690	$5,998	$29	$75

Commercial Loan Grades

Definition of Loan Grades.  Loan grades are numbered 1 through 8.  Grades 1-4 are "pass" credits, grade 5 [Special Mention] loans are "criticized" assets, and grades 6 [Substandard], 7 [Doubtful] and 8 [Loss] are "classified" assets.  The use and application of these grades by the Bank are uniform and conform to the Bank's policy and regulatory definitions.

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

Substandard.  Credits which are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged.  Financial statements normally reveal some or all of the following:  poor trends, lack of earnings and cash flow, excessive debt, lack of liquidity, and the absence of creditor protection.  Credits so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

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

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2012 and December 31, 2011.

June 30, 2012
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real estate	Construction and Development	Other

Pass	$173,242	$8,971	$57,608
Special Mention	10,675	172	312
Substandard	12,393	9,055	5,588
Doubtful	366	28	771

Total	$196,776	$18,226	$64,279

Retail Credit Exposure Credit Risk Profile
	Mortgage	Consumer
	Residential	Real Estate	Auto	Boat/RV	Other

Pass	$462,635	$93,771	$14,427	$79,508	$6,470
Special Mention	2,051	-	-	-	-
Substandard	13,795	2,620	55	1,184	71

Total	$478,481	$96,391	$14,482	$80,692	$6,541

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2012 and 2011 and year ended December 31, 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other segments.

	Three Months Ended June 30, 2012
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$10,244	$3,471	$2,919	$16,634
Provision charged to expense	1,035	625	190	1,850
Losses charged off	1,649	706	561	2,916
Recoveries	374	2	59	435

Balance, end of period	$10,004	$3,392	$2,607	$16,003

	Six Months Ended June 30, 2012
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$10,602	$3,444	$2,769	$16,815
Provision charged to expense	1,425	1,091	684	3,200
Losses charged off	2,550	1,147	1,086	4,783
Recoveries	527	4	240	771

Balance, end of period	$10,004	$3,392	$2,607	$16,003

Ending balance:
Individually evaluated for impairment	$1,657	$36	$-	$1,693
Collectively evaluated for impairment	$8,347	$3,356	$2,607	$14,310

Loans:
Ending balance
Individually evaluated for impairment	$19,437	$3,798	$-	$23,235
Collectively evaluated for impairment	$259,844	$474,683	$198,106	$932,633

	Year Ended December 31, 2011
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$10,124	$2,212	$4,036	$16,372
Provision charged to expense	8,592	4,390	118	13,100
Losses charged off	8,260	3,432	2,126	13,818
Recoveries	146	274	741	1,161

Balance, end of period	$10,602	$3,444	$2,769	$16,815

Ending balance:
Individually evaluated for impairment	$2,189	$36	$-	$2,225
Collectively evaluated for impairment	$8,413	$3,408	$2,769	$14,590

Loans:
Ending balance
Individually evaluated for impairment	$25,409	$5,915	$-	$31,324
Collectively evaluated for impairment	$257,440	$429,061	$202,384	$888,885

	Three Months Ended June 30, 2011
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$9,501	$2,195	$4,101	$15,797
Provision charged to expense	580	700	420	1,700
Losses charged off	292	819	653	1,764
Recoveries	1	59	164	224

Balance, end of period	$9,790	$2,135	$4,032	$15,597

	Six Months Ended June 30, 2011
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$10,124	$2,212	$4,036	$16,372
Provision charged to expense	3,230	2,000	670	5,900
Losses charged off	3,565	2,180	1,091	6,836
Recoveries	1	103	417	521

Balance, end of period	$9,790	$2,135	$4,032	$15,957

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

Information on non-performing assets, excluding performing restructured loans, is provided below:

	June 30,
	2012	2011
Non-performing assets
Non-accrual loans	$24,575	$23,652
Accruing loans 90 days + past due	290	1,038
Total non-performing loans	24,865	24,690
Foreclosed real estate	7,364	7,151
Other repossessed assets	601	937
Total non-performing assets	$32,830	$32,778

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

The following tables provide detail regarding troubled debts restructured in the last three and six month periods.

	Three Months Ended June 30, 2012
		Pre- Modification	Post- Modification
		Outstanding	Outstanding
	No. of Loans	Recorded Balance	Recorded Balance
Commercial
Real Estate	2	$518	$678
Other	2	119	181
Residential Mortgage	10	1,008	1,110
Consumer
Real estate	3	66	67
Auto	1	8	8
Boat/RV	2	48	48
Other	2	15	14

	Six Months Ended June 30, 2012
		Pre- Modification	Post- Modification
		Outstanding	Outstanding
	No. of Loans	Recorded Balance	Recorded Balance
Commercial
Real Estate	3	$921	$1,081
Other	3	216	277
Residential Mortgage	19	1,736	1,861
Consumer
Real estate	10	391	393
Auto	1	7	7
Boat/RV	3	58	58
Other	2	16	15

The impact to the allowance for loan losses due to these modifications was insignificant.

Newly restructured loans by types are as follows:

	Three Months Ended June 30, 2012
	Interest Only	Term	Combination	Total Modification
Commercial
Real Estate	$-	$-	$678	$678
Other	-	181	-	181
Residential Mortgage	-	71	1,039	1,110
Consumer
Real estate	-	22	45	67
Auto	-	8	-	8
Boat/RV	-	48	-	48
Other	-	8	6	14

	Six Months Ended June 30, 2012

	Interest Only	Term	Combination	Total Modification
Commercial
Real Estate	$-	$403	$678	$1,081
Other	-	97	80	277
Residential Mortgage	320	133	1,408	1,861
Consumer
Real estate	-	335	58	393
Auto	-	7	-	7
Boat/RV	-	58	-	58
Other	-	8	7	15

We have had no defaults of any loans modified as troubled debt restructurings made since July 1, 2011. Default is defined as any loan that becomes more than 90 days past due.

Note 8: Borrowings

Other borrowings decreased $418,000 in the first half of 2012.  These other borrowings consisted of a note from First Tennessee Bank, N.A. of $8.0 million and a subordinated debenture of $4.0 million.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Significant Events in the Three and Six Months Ended June 30, 2012

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

Second Quarter Highlights. At June 30, 2012, we had $1.5 billion in assets, $954.4 million in loans and $136.6 million in stockholders’ equity. The Bank’s total risk-based capital ratio at June 30, 2012 was 14.72%, exceeding the 10.00% requirement for a well-capitalized institution. The ratio of tangible common equity was 7.14% as of June 30, 2012, an increase from 7.05% at December 31, 2011 and remaining consistent since March 31, 2012. For the quarter ended June 30, 2012, we earned $1.3 million in income available to common shareholders, or $.18 per basic and diluted share, compared with net income of $1.2 million available to common shareholders, or $.18 per basic and diluted share for the quarter ended June 30, 2011.

Key aspects of our operations in the second quarter of 2012, include the following:

•	Gross loans increased by $20.9 million, or 2.2% in the second quarter of 2012 and increased by $37.2 million, or 4.1% for the first half of 2012.
•	Deposits decreased $18.6 million in the second quarter as higher rate certificate of deposit balances declined $26.3 million.
•	Allowance for loan losses to non-performing loans was 64.36% as of June 30, 2012 compared to 52.81% as of December 31, 2011. Allowance for loan losses to loans receivable was 1.68% as of June 30, 2012 compared to 1.83% as of December 31, 2011.
•	Classified loans have decreased approximately 17% since December 31, 2011 and other credit quality ratios approximate early 2009 levels.
33

•	Net charge offs on an annualized basis were 1.04% in the second quarter 2012 compared to .67% in the first quarter of 2012.
•	Tangible common equity to total assets was 7.14% and tangible book value per share was $15.00 as of June 30, 2012.
•	Net interest margin was 3.10% for the second quarter 2012 compared to 3.03% in the first quarter 2012.
•	Non-interest income for the quarter ended June 30, 2012 increased $777,000 compared to the first quarter 2012.
•	Non-interest expense for the second quarter 2012 increased $339,000 compared to the first quarter 2012.

The Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, contains a summary of our management strategy. The financial highlights of our strategy during the quarter include: increasing the percentage of our loan portfolio other than one- to four-family real estate loans by 4.0% since March 31, 2012; increasing core deposits by 1.4% during the quarter to 49.1% of total deposits; decreasing non-performing assets to total assets from 2.75% at year-end 2011 to 2.23% at the end of the quarter; and maintaining increased capital ratios from year-end levels.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (i) the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; (ii) changes in general economic conditions, either nationally or in our market areas; (iii) changes in the levels of general interest rates and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources; (v) fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; (vi) decreases in the secondary market for the sale of loans that we originate; (vii) results of examinations of us by the IDFI, FDIC, FRB or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; (viii) legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act”), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes that increase our capital requirements; (ix) the uncertainties arising from our participation in the SBLF or any future redemption of the SBLF shares issued to Treasury; (x) our ability to attract and retain deposits; (xi) increases in premiums for deposit insurance; (xii) management’s assumptions in determining the adequacy of the allowance for loan losses; (xiii) our ability to control operating costs and expenses; (xiv) the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; (xv) difficulties in reducing risks associated with the loans on our balance sheet; (xvi) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; (xvii) a failure or security breach in the computer systems on which we depend; (xviii) our ability to retain key members of our senior management team; (xix) costs and effects of litigation, including settlements and judgments; (xx) our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; (xxi) increased competitive pressures among financial services companies; (xxii) changes in consumer spending, borrowing and savings habits; (xxiii) the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; (xxiv) adverse changes in the securities markets; (xv) inability of key third-party providers to perform their obligations to us; (xvi) changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and (xvii) other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this report.

The Company wishes to advise readers that these factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Financial Condition

General. Total assets at June 30, 2012 were $1.5 billion and increased $44.3 million since December 31, 2011, primarily as a result of a 3.9% increase in gross loans, excluding loans held for sale, and a 10.4% increase in investment securities, which were offset in part by a decrease in cash and cash equivalents. Average interest-earning assets increased $14.2 million or 1.1% to $1.32 billion at June 30, 2012 from $1.31 billion at December 31, 2011, reflecting an increase in average loans. Average interest-bearing liabilities increased by $2.0 million or 0.2% to $1.16 billion at June 30, 2012, from $1.16 billion at December 31, 2011, reflecting an increase in average borrowings. Stockholders’ equity increased by $4.0 million or 3.0% during the first half of 2012.

Loans. Our gross loan portfolio, excluding loans held for sale, increased $35.7 million or 3.9% to $955.9 million at June 30, 2012 from $920.2 million at December 31, 2011.

The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during the quarter:

	At		Amount	Percent
	June 30, 2012	December 31, 2011	Change	Change

Commercial Loans:
Real Estate	$196,776	$197,390	$(614)	(0.31)%
Construction and Development	18,226	20,831	(2,605)	(12.51)
Other	64,279	64,628	(349)	(0.54)
Total Commercial	279,281	282,849	(3,568)	(1.26)

Residential Mortgages	478,481	434,976	43,505	10.00

Consumer Loans:
Residential	96,391	96,864	(473)	(0.49)
Auto	14,482	15,203	(721)	(4.74)
Boat/RV	80,692	83,557	(2,865)	(3.43)
Other	6,541	6,760	(219)	(3.24)
Total Consumer	198,106	202,384	(4,278)	(2.11)
Total Loans	$955,868	$920,209	$35,659	3.88%

Although the Bank has an overall strategy to increase commercial and consumer loans the strategy has been hindered by depressed economic conditions in Indiana as a result of the recent recession. Due to increased unemployment and decreased real estate values, loan demand, especially for business loans, has remained sluggish. We are seeking opportunities to refinance sound commercial borrowers from other financial institutions. The decrease in the commercial and consumer portfolio was offset by an increase in residential mortgage lending of $43.5 million during the period. The lower rates have allowed consumers to refinance their mortgage loans and the Bank continues to see this business as strong with less credit risk.

Delinquencies and Non-performing Assets. As of June 30, 2012, our total loans delinquent 30-to-89 days were $18.2 million or 1.9% of total loans compared to $26.2 million or 2.9% at December 31, 2011.

At June 30, 2012, our non-performing assets totaled $32.8 million or 2.23% of total assets, compared to $39.2 million or 2.75% of total assets at December 31, 2011. This $6.4 million, or 16.3% decrease was the result of a decrease of non-performing commercial real estate loans. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.

	At		Amount	Percent
	June 30, 2012	December 31, 2011	Change	Change

Non-accruing loans	$24,575	$30,711	$(6,134)	(19.97)%
Accruing loans delinquent 90 days or more	290	1,127	(837)	(74.27)
Foreclosed assets	7,965	7,392	573	7.75
Total	$32,830	$39,230	$(6,400)	(16.31)%

Although since 2008, our non-performing assets have increased dramatically due to the sluggish economic environment, we are optimistic that we have seen the peak. As of June 30, 2012, we have seen our second consecutive quarter of decreases as non-performing assets were down $6.4 million and $4.8 million at the three and six months ended June 30, 2012, respectively. The Bank is diligently monitoring and writing down loans that appear to have irreversible weakness. In addition to the decrease in non-performing assets, the Company has seen significant improvement during the year in total classified assets. Total classified assets decreased 8.8% from $69.4 million at December 31, 2011 to $60.6 million at June 30, 2012. The Bank works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral.

At June 30, 2012, foreclosed commercial real estate totaled $2.3 million and consisted of 13 commercial buildings; two in Delaware County, three in Kosciusko County, two in Grant County and six in Elkhart and St. Joseph Counties. In addition, 55 residential properties with a book value of $5.0 million remained as foreclosed assets at June 30, 2012. Of the total foreclosed assets, one property held in real estate owned totaled $2.4 million. At June 30, 2012, the Bank had $600,000 in other repossessed assets. Non-accruing commercial real estate loans, including construction and development loans, decreased $2.8 million in the quarter from $13.7 million at March 31, 2011, to $10.9 million at June 30, 2012. During the quarter, non-accruing one- to four-family loans decreased to $1.9 million at June 30, 2012. Management continues to monitor these loans aggressively and it is management’s opinion that the non-accruing loans are sufficiently reserved as of June 30, 2012.

In addition to the non-performing assets set forth in the table above, as of June 30, 2012, there was an aggregate of $2.6 million in loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the abilities of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. We have seen a decrease in the amount of these loans during the first half of 2012 as the current economic environment appears to be stabilizing. These loans have been considered in management’s determination of the adequacy of our allowance for loan losses. Management reviews each of these relationships at least quarterly to determine if further downgrades and specific loan allocations are prudent.

Allowance For Loan Loss. Allowance for loan losses increased $46,000 to $16.0 million at June 30, 2012 when compared to June 30, 2011 as reflected below.

	At and For the Six Months Ended June 30,
	2012	2011

Balance at beginning of period	$16,815	$16,372
Charge-offs	4,823	6,836
Recoveries	811	521
Net charge-offs	4,012	6,315
Provisions charged to operations	3,200	5,900
Balance at end of period	$16,003	$15,957

Ratio of net charge-offs during the period to average loans outstanding during the period	0.86%	1.30%

Allowance as a percentage of non-performing loans	64.36%	64.63%
Allowance as a percentage of total loans (end of period)	1.68%	1.65%

Specific loan loss allocation related to loans that have been individually evaluated for impairment increased and general loan loss reserves have remained approximately the same as loan balances declined since December 31, 2011. Net charge offs for the first half of 2012 were $4.0 million, or 0.86% of average loans on an annualized basis, compared to $6.3 million, or 1.30% of average loans for the first half of 2011. The increase was primarily due to increase in charge-offs in other commercial loans and one- to four-family loans in comparison to the first half of 2011. As of June 30, 2012, the allowance for loan losses as a percentage of loans receivable and non-performing loans was 1.68% and 64.36%, respectively, compared to 1.83% and 52.81% respectively, at December 31, 2011. Allowance for loan losses as a percentage of loans receivable decreased due to an increase in the net loan portfolio of $38.0 million since year-end. Allowance for loan losses as a percentage of non-performing loans increased due to the decrease in non-performing loans in the first half of 2012.

In 2007, the Bank purchased 28 one- to-four family loans in Florida with a book value of $12.9 million and participated in a commercial development in Florida with a book value of $2.6 million.  The real estate market in Florida suffered severely in the current economic crisis and these Florida loans have accounted for $3.6 million of our total charge-offs since the end of 2009. Our current exposure in Florida is the current value of the residential loans of $4.9 million, or 0.5% of the Bank’s total loan portfolio. At June 30, 2012, loans totaling $3.7 million were performing and have always paid as agreed and the remaining loans have a book value of $1.2 million, which are recorded at a value less than the last property values received by the Bank in 2011.

Over 31.8 % of our non-accrual loans are comprised of five commercial loans totaling $7.8 million. All of these loans are commercial real estate loans, including construction and development loans. These loans had a specific allocation of $875,000.

Deposits. Total deposits increased $4.9 million to $1.17 billion at June 30, 2012, primarily due to increased activity in new and existing core deposit relationships as reflected in the table below with corresponding weighted average rates partially offset by a decrease in certificates of deposit. The increase in non-interest bearing deposits reflects an increase in business checking. These changes are consistent with the Bank’s strategy to grow and strengthen core deposit relationships.

	At
	June 30, 2012		December 31, 2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Type of Account
Non-interest Checking	$129,976	0.00%	$122,215	0.00%
Interest-bearing NOW	252,828	0.35	218,916	0.49
Savings	104,915	0.05	98,122	0.05
Money Market	87,858	0.43	85,069	0.65
Certificates of Deposit	595,923	1.72	642,315	1.91
Total	$1,171,500	0.99%	$1,166,637	1.22%

Borrowings. Total borrowings increased $34.7 million, or 30.5%, to $148.6 million at June 30, 2012 primarily due to a $35.1 million increase in FHLB advances to $136.6 million at the end of the quarter. The increase in advances was necessary to meet current loan demand. Other borrowings, consisting of a bank loan and a subordinated debenture, decreased $396,000 to $12.0 million at June 30, 2012 due to regular loan payments.

In 2009, the Company borrowed $10.0 million from First Tennessee Bank, N.A. to refinance existing long-term debt. The loan bears a 5.9% interest rate, has a term expiring in December 2014 and is secured by Bank stock. The balance of that loan was $8.0 million at June 30, 2012.

The Company acquired $5.0 million of issuer trust preferred securities in a 2008 acquisition of another financial institution. The net balance of the note as of March 31, 2012 was $4.0 million due to the purchase accounting adjustment from the acquisition. The securities were issued on July 29, 2005. The securities bore a fixed rate of interest of 6.22% through July 2010, and, thereafter, the rate was to reset quarterly at the prevailing three-month LIBOR rate plus 170 basis points. In December 2009, the Company entered into a cash flow hedge with FTN Financial to fix the floating portion of the issued trust preferred security at 5.15% for the next five years starting on September 15, 2010. The Company has had the right to redeem the trust preferred securities, in whole or in part, without penalty, since establishing the cash flow hedge. These securities mature on September 15, 2035.

Stockholders’ Equity. Stockholders’ equity was $136.6 million at June 30, 2012, an increase of $4.0 million, or 3.0% from the equity of $132.6 million at December 31, 2011. The increase was a result of net income of $3.1 million, $2.2 million in unrealized gains, $150,000 in ESOP shares earned and share-based compensation of $99,000. The increase was partially offset by dividend payments of $838,000 to common stockholders and $723,000 to our preferred stockholders. The Company’s tangible book value per share as of June 30, 2012 increased to $15.00 compared to $14.36 as of December 31, 2011 and the tangible common equity ratio was 7.14% as of June 30, 2012 compared to 7.05% as of December 31, 2011.

Comparison of Results of Operations for the Three Months Ended June 30, 2012 and 2011

General. Net income available to common stockholders for the three months ended June 30, 2012 was $1.3 million or $0.18 basic and diluted earnings per common share compared to net income of $1.2 million, or $0.18 basic and diluted earnings per common share for the three months ended June 30, 2011. The primary reason for this increase was increased gains on sales of securities and loans.. Our return on assets and on average tangible equity on an annualized basis were 0.45% and 4.97%, respectively in the 2012 period compared to 0.46% and 5.14% in the 2011 period.

Interest Income. Total interest income decreased $1.7 million, or 10.8%, to $14.1 million during the three months ended June 30, 2012 from $15.8 million during the three months ended June 30, 2011. The decrease was a result of the decline in the net interest margin from 3.19% in the second quarter of 2011 to 3.10% in the second quarter of 2012, partially offset by an increase in average earning assets of $11.8 million. The decline is margin was primarily due to the decline in national and local prevailing interest rates and the mix of interest-earning assets shifted towards lower yielding investment securities. Interest income on loans in the second quarter of 2012 was $11.6 million compared to $13.4 million for same period in 2011, reflecting an $11.7 million decrease in the average loan portfolio to $953.1 million at June 30, 2012 and a 67 basis point decrease in the weighted average yield on loans for the three months ended June 30, 2012 to 4.89%. Interest income on investment securities for the second quarter 2012 was $2.5 million compared to $2.4 million for the same period in 2011, reflecting a $58.6 million increase in our average investment securities portfolio to $368.5 million as of June 30, 2012.

Interest Expense. Interest expense decreased $1.5 million, or 28.6%, to $3.8 million during the three months ended June 30, 2012 compared to $5.3 million during the three months ended June 30, 2011. The primary reason for this decrease was a decline of 51 basis points in the average cost of interest-bearing liabilities from 1.78% in 2011 to 1.27% in 2012, which was primarily due to continued re-pricing of deposit accounts and reduction of higher rate FHLB advances. Interest expense on deposits decreased $1.2 million, due to a 47 basis point decline in average rates. Interest expense on borrowings decreased $259,000 as a result of an 87 basis point decline in average rates, partially offset by a $1.4 million increase in average borrowings in the second quarter 2012.

Net Interest Income. Net interest income before the provision for loan losses decreased $204,000 for the quarter ended June 30, 2012 compared to the same period in 2011. The decrease was a result of the decline in the net interest margin from 3.19% in the second quarter of 2011 to 3.10% in the second quarter of 2012, partially offset by an increase in average earning assets of $11.8 million. On a linked quarter basis, net interest income before the provision for loan losses increased $481,000 as net interest margin increased by 7 basis points and average earning assets increased by $31.4 million. For more information on our asset/liability management, especially as it relates to interest rate risk, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk” on Form 10-K for the period ended December 31, 2011.

Provision for Loan Losses. The provision for loan losses for the second quarter of 2012 increased to $1.9 million compared to $1.7 million during last year’s comparable period. The increase was due to management’s ongoing evaluation of the adequacy of the allowance for loan losses which was partially attributable to increased net charge offs of $2.5 million, or 1.04% of loans on an annualized basis in the second quarter of 2012 compared to charge offs of $1.5 million, or .64% of loans on an annualized basis in the second quarter of 2011. Non-performing loans to total loans at June 30, 2012 was 2.61% compared to 2.56% at June 30, 2011. Non-performing assets to total assets were 2.23% at June 30, 2012 compared to 2.29% at June 30, 2011.

Other Income. Other (non-interest) income increased by $392,000 to $3.7 million in the second quarter of 2012 compared to $3.3 million in the same period in 2011.

	Three Months Ended		Amount	Percent
Non-Interest Income	6/30/2012	6/30/2011	Change	Change

Service fee income	$1,752	$1,726	$26	1.5%
Net realized gain on sale of securities	283	1	282	282.0
Equity in losses of limited partnerships	(128)	(116)	(12)	(10.3)
Commissions	1,036	1,005	31	3.1
Net gains on sales of loans	715	349	366	105.0
Net servicing fees (costs)	(142)	18	(160)	(889.0)
Increase in cash surrender value of life insurance	336	374	(38)	(10.2)
Loss on sale of other real estate and repossessed assets	(160)	(62)	(98)	(158.1)
Other income	13	18	(5)	(27.8)

Total Non-Interest Income	$3,705	$3,313	$392	11.8%

The increase in non-interest income is primarily due to an increase in gain on sale of securities and loans. Increases in mortgage production and market values increased mortgage banking in the second quarter 2012. For similar reasons, gains on the security portfolio increased. As prepayments on mortgage loans have increased, mortgage loan servicing values declined and an impairment of $135,000 partially offset the non-interest income increase in the quarter. An increase in loss on sale of other real estate and repossessed assets also offset gains in non-interest income for the quarter due to increased sales volume of foreclosed assets. On a linked quarter basis, non-interest income increased $777,000, primarily in mortgage banking activity and decreases in losses on foreclosed assets.

Other Expense. Other (non-interest) expense decreased by $68,000 to $9.9 million in the second quarter of 2012 compared to $10.0 million in the same period in 2011.

	Three Months Ended		Amount	Percent
Non-Interest Expense	6/30/2012	6/30/2011	Change	Change

Salaries and employee benefits	$5,293	$5,340	$(47)	(0.9)%
Net occupancy expenses	527	659	(132)	(20.0)
Equipment expenses	493	502	(9)	(1.8)
Data processing fees	387	379	8	2.1
Automated teller machine	257	228	29	12.7
Deposit insurance	314	332	(18)	(5.4)
Professional fees	426	376	50	13.3
Advertising and promotion	372	300	72	24.0
Software subscriptions and publications	395	313	82	26.2
Intangible amortization	255	305	(50)	(16.4)
Other real estate and repossessed assets	281	306	(25)	(8.2)
Other expenses	933	961	(28)	(2.9)

Total Non-Interest Expense	$9,933	$10,001	$(68)	(0.7)%

The decline in occupancy expense was primarily due to decreased expenses and increased third party leased office space in a large office building owned and partially occupied by the Bank. On a linked quarter basis, non-interest expense increased $339,000 primarily due to repossessed asset expense increasing by $118,000, other expenses increasing by $118,000 primarily due to a one-time charge after correcting servicing issues with a sub-servicer and taking back servicing; and professional fees increasing by $85,000 primarily due to legal expenses related to problem loans.

Income Tax Expense. Income tax expense for the quarter ended June 30, 2012 increased $143,000 compared to the same period in 2011 because of increased earnings. The Company’s effective tax rate increased to 27.6% in the 2012 period from 22.4% in the 2011 period because of increased net income and decreased low income housing credits as a percentage of net income.

Comparison of Results of Operations for the Six Months Ended June 30, 2012 and 2011

General. Net income available to common stockholders for the six months ended June 30, 2012 was $2.3 million or $0.34 basic and $0.33 diluted earnings per common share compared to net income of $86,000, or $0.01 basic and diluted earnings per common share for the six months ended June 30, 2011. The primary reason for this increase was a decrease in provision for loan loss due to stabilization of the loan portfolio. Our return on assets and on average tangible equity on an annualized basis were 0.43% and 4.58%, respectively in the 2012 period compared to 0.14% and 0.18% in the 2011 period.

Interest Income. Total interest income decreased $3.5 million, or 11.1%, to $28.0 million during the six months ended June 30, 2012 from $31.5 million during the same period ended June 30, 2011, reflecting the decrease in our average yield on interest-earning assets by 53 basis points to 4.24% at June 30, 2012 compared to 4.77% at June 30, 2011 as national and local prevailing interest rates continued to decline and the mix of interest-earning assets shifted towards lower yielding investment securities. Interest income on loans in the first half of 2012 was $23.2 million compared to $27.1 million for same period in 2011, reflecting a $38.5 million decrease in the average loan portfolio to $936.5 million at June 30, 2012 and a 60 basis point decrease in the weighted average yield on loans for the six months ended June 30, 2012 to 4.96%. Interest income on investment securities for the first half of 2012 was $4.8 million compared to $4.4 million for the same period in 2011, reflecting a $68.7 million increase in our average investment securities portfolio to $361.0 million as of June 30, 2012.

Interest Expense. Interest expense decreased $2.8 million, or 26.7%, to $7.8 million during the six months ended June 30, 2012 compared to $10.6 million during the six months ended June 30, 2012. The primary reason for this decrease was a decline of 47 basis points on interest-bearing liabilities from 1.81% in 2011 to 1.34% in 2012, which was primarily due to continued re-pricing of deposit accounts and reduction of higher rate FHLB advances. Interest expense on deposits decreased $2.3 million, due to a 44 basis point decline in average rates partially offset by a $1.5 million increase in average interest-bearing deposits. Interest expense on borrowings decreased $567,000 as a result of a 58 basis point decline in average rates and a $14.1 million decrease in average borrowings in the first half of 2012, as excess cash from deposits and proceeds from loan repayments was used to pay off maturing FHLB advances.

Net Interest Income. Net interest income before the provision for loan losses decreased $650,000 for the six months ended June 30, 2012 compared to the same period in 2011. The decrease was a result of the decline in the net interest margin from 3.16% in the first half of 2011 to 3.06% in the first half of 2012. For more information on our asset/liability management, especially as it relates to interest rate risk, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk” on Form 10-K for the period ended December 31, 2011

Provision for Loan Losses. The provision for loan losses for the first half of 2012 decreased to $3.2 million compared to $5.9 million during last year’s comparable period. The decrease was primarily due to net charge offs of $4.8 million in the first quarter of 2011 which were not repeated in 2012. The charge offs were for previously identified problem loans that were mostly collateralized by real estate. Non-performing loans to total loans at June 30, 2012 were 2.61% compared to 3.47% and 2.56% at December 31 and June 30, 2011, respectively. We did see an increase in commercial non-performing loans since June 2011; however we have continued to see a decrease since year-end primarily in commercial real estate and one-to four-family mortgage loans. Non-performing assets to total assets were 2.23% at June 30, 2012 compared to 2.75% and 2.29% at December 31 and June 30, 2011, respectively.

Other Income. Other (non-interest) income increased by $673,000 to $6.6 million in the first half of 2012 compared to $6.0 million in the same period in 2011.

	Six Months Ended		Amount	Percent
Non-Interest Income	6/30/2012	6/30/2011	Change	Change

Service fee income	$3,405	$3,331	$74	2.2%
Net realized gain on sale of securities	480	75	405	540.0
Equity in losses of limited partnerships	(248)	(149)	(99)	(66.4)
Commissions	2,054	1,956	98	5.0
Net gains on sales of loans	847	441	406	92.1
Net servicing fees (costs)	(110)	44	(154)	(350.0)
Increase in cash surrender value of life insurance	677	725	(48)	(6.6)
Loss on sale of other real estate and repossessed assets	(553)	(336)	(217)	(64.6)
Net other-than-temporary losses on securities	-	(193)	193	100.0
Other income	81	66	15	22.7

Total Non-Interest Income	$6,633	$5,960	$673	11.3%

The increase in non-interest income was primarily due to additional gains on sales of investments and loans as the lower market rates allowed for securities and mortgage loans to be sold at gains comparing the first of half of 2012 to 2011. Partially offsetting these increases was a $135,000 impairment on mortgage servicing rights as the lower market rates also increased the likelihood of prepayments and increased losses due to increased activity for foreclosed assets.

Other Expense. Other (non-interest) expense decreased by $676,000 to $19.5 million in the first half of 2012 compared to $20.2 million in the same period in 2011.

	Six Months Ended		Amount	Percent
Non-Interest Expense	6/30/2012	6/30/2011	Change	Change

Salaries and employee benefits	$10,637	$10,863	$(226)	(2.1)%
Net occupancy expenses	1,103	1,335	(232)	(17.4)
Equipment expenses	891	982	(91)	(9.3)
Data processing fees	818	780	38	4.9
Automated teller machine	485	535	(50)	(9.3)
Deposit insurance	627	840	(213)	(25.4)
Professional fees	768	736	32	4.3
Advertising and promotion	725	600	125	20.8
Software subscriptions and publications	762	631	131	20.8
Intangible amortization	516	614	(98)	(16.0)
Other real estate and repossessed assets	444	467	(23)	(4.9)
Other expenses	1,750	1,819	(69)	(3.8)

Total Non-Interest Expense	$19,526	$20,202	$(676)	(3.3)%

Non-interest expense decreased primarily as a result of decreased occupancy and equipment expense due to the reasons stated above, one less branch that was closed in March of 2011 and a much milder winter than normal; decreased salaries and benefits primarily due to changes in employee benefits; and decreased FDIC expense due to the decreased assessment base established in 2011 by the FDIC.

Income Tax Expense. Income tax expense for the six months ended June 30, 2012 increased $1.3 million compared to the same period in 2011 because of increased net income. The Company’s effective tax rate increased to 25.6% in the 2012 period from (35.9%) in the 2011 period because of net income and the decreased low income housing credits as a percentage of net income.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. During the quarter ended June 30, 2012, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At June 30, 2012, the Bank had $53.3 million in commitments to make loans, $5.6 million in undisbursed portions of closed loans, $83.5 million in unused lines of credit and $2.2 million in standby letters of credit.

Liquidity

Information about the Company’s liquidity needs and management is included in Item 7 of the Form 10-K for the year ended December 31, 2011, filed with the SEC on March 16, 2012, under the heading “Liquidity.”

During the second quarter of 2012, our liquidity levels maintained fairly consistent with that of the prior quarter. We have seen an increase in loan demand. The Board of Directors requires the Bank to maintain a minimum liquidity ratio of 10% of deposits. At June 30, 2012, our ratio was 30.4%.

At June 30, 2012, the Company on a consolidated basis, had $389.0 million in cash and investment securities available for sale and $8.6 million in loans held for sale generally available for its cash needs. At June 30, 2012, the Bank had the ability to borrow an additional $147.3 million in FHLB advances.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying SBLF dividends to the Treasury, amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, which are subject to regulatory limits. At June 30, 2012, the Company, on an unconsolidated basis, had $1.7 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

At June 30, 2012, the approved outstanding loan commitments, including unused lines of credit, amounted to $144.6 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2012, totaled $230.9 million; however, due to our competitive rates, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Capital Resources

Effective with the conversion to an Indiana bank charter on January 1, 2012, the Bank became subject to minimum capital requirements imposed by the FDIC, which are substantially the same as the requirements the Bank was previously subject to as a federal savings bank. The FDIC may require the Bank to have additional capital above specific regulatory levels if it believes the Bank is subject to increased risk due to asset problems, high interest rate risk and other risks. At June 30, 2012, the Bank’s regulatory capital exceeded these regulatory requirements, and the Bank was well-capitalized under regulatory prompt corrective action standards, consistent with our goals to operate a sound and profitable organization.

When the Company became a bank holding company on January 1, 2012, it became subject to minimum capital requirements imposed by the FRB, which are substantially similar to those imposed on the Bank, including guidelines for bank holding companies to be considered well-capitalized. In addition, at June 30, 2012, the Company’s capital levels exceeded the bank holding company capital requirements and it was considered well-capitalized under FRB guidelines, consistent with our goals to operate a sound and profitable organization.

The Company’s and Bank’s relevant capital ratios at June 30, 2012, are reflected below:

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage Capital Level(1):
MutualFirst (Consolidated)	$120,954	8.39%	$57,693	4.0%	$72,117	N/A
MutualBank	127,930	8.87	57,687	4.0	72,108	5.0
Tier 1 Risk-Based Capital Level (2) :
MutualFirst (Consolidated)	$120,954	12.72%	$38,045	4.0%	$57,068	6.0%
MutualBank	127,930	13.46	38,011	4.0	57,016	6.0
Total Risk-Based Capital Level (3) :
MutualFirst (Consolidated)	$132,883	13.97%	$76,091	8.0%	$95,114	10.0%
MutualBank	139,859	14.72	76,022	8.0	95,027	10.0

1. Tier 1 Capital to Average Total Assets of $1.4 billion for the Bank and Company, respectively.

2. Tier 1 Capital to Risk-Weighted Assets of $950.3 million and $951.1 for the Bank and Company, respectively.

3. Total Capital to Risk-Weighted Assets of $950.3 million and $951.1 for the Bank and Company, respectively.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term fixed-rate loans in our portfolio, during the quarter ended June 30, 2012, we sold in the secondary market $10.7 million of fixed rate, one- to four-family mortgage loans with a term to maturity of over 15 years.

In connection with our conversion to a commercial bank charter in the first quarter of 2012; we formulated a new interest rate risk measurement process that measures both earnings and capital risk in accordance with the FDIC guidance on interest rate risk. The following chart indicates the Bank’s percentage change in net income and capital assuming the most severe movement in interest rates as an immediate parallel rate shock in a range from down 100 basis points to up 400 basis points as of June 30, 2012.

Rate Shock	Net Interest Income (% Change)	Capital (% Change)

Up 400 bp	(31.1)%	(37.5)%
Up 300 bp	(22.2)	(24.5)
Up 200 bp	(14.0)	(12.4)
Up 100 bp	(6.5)	(3.4)
Down 100 bp	(5.3)	(15.2)

The Company also does interest rate shocks that are not immediate parallel shocks in various rate scenarios. Management currently believes that interest rate risk is managed appropriately in more practical rate shock scenarios than those in the chart above.

Item - 4 Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2012, was carried out under the supervision of and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management since that date. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that have materially affected, or are likely to materially affect our internal control over financial reporting.

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

On August 13, 2008, the Company’s Board of Directors authorized management to repurchase an additional 5% of the Company’s outstanding stock, or approximately 350,000 shares. Information on the shares purchased during the second quarter of 2012 is as follows.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Share Purchased As Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
				330,000
April 1, 2012 to April 30, 2012	-	-	-	330,000
May 1, 2012 to May 31, 2012	-	-	-	330,000
June 1, 2012 to June 30, 2012	-	-	-	330,000

	-	-	-

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Articles of Incorporation	b
3.2	Articles Supplementary for the Series A Preferred Stock	c
3.3	Articles Supplementary for the SBLF Preferred Stock	a
3.4	Amended Bylaws	k
3.5	Articles Supplementary to the Company’s Charter re: term of appointed directors	l
4.1	Form of Common Stock Certificate	b
4.2	Warrant for Purchase of Shares of Common Stock	c
4.3	Form of Certificate for the Series A Preferred Stock	d
4.4	Form of Certificate for the SBLF Preferred Stock	a
10.1	Employment Agreement with David W. Heeter	e
10.2	Employment Agreement with Patrick C. Botts	e
10.3	Form of Supplemental Retirement Plan Income Agreements for Patrick C. Botts	f
and David W. Heeter
10.4	Named Executive Officer Salaries and Bonus Arrangements for 2012	n
10.5	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker	g
10.6	Form of Agreements for Executive Deferred Compensation Plan for Patrick C. Botts and David W. Heeter	f
10.7	Registrant’s 2001 Stock Option and Incentive Plan	h
10.8	Registrant’s 2001 Recognition and Retention Plan	h
10.9	Director Fee Arrangements for 2012	o
10.10	Director Deferred Compensation Plan	i
10.11	MutualFirst Financial, Inc. 2008 Stock Option and Incentive Plan	d
10.12	MFB Corp. 2002 Stock Option Plan	d
10.13	MFB Corp. 1997 Stock Option Plan	d
10.14	Employment Agreement with Charles J. Viater	d
10.15	Salary Continuation Agreement with Charles J. Viater	d
10.16	Letter Agreement (including Schedule A, Securities Purchase Agreement, dated December 23, 2008 between MutualFirst Financial, Inc. and United States Department of the Treasury with respect to the issuance and sale of the Series A Preferred Stock and Warrant	c
10.17	Loan Agreement with First Tennessee Bank National Association dated December 21, 2009.	m
10.18	Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.19	Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.20	Small Business Lending Fund - Securities Purchase Agreement, dated August 25, 2011, between MutualFirst Financial, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock	a
10.21	Repurchase Agreement dated August 25, 2011, between MutualFirst Financial, Inc. and the United States Department of the Treasury, with respect to the repurchase and redemption of the TARP Preferred Stock	a
11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
18	Letter re change in accounting principles	None
19	Report furnished to security holders	None

22	Published report regarding matters submitted to vote of security holders		None
23	Consents of Experts and Counsel		None
24	Power of Attorney		None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)		31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)		31.2
32	Section 1350 Certification		32
101	Financial Statements from the Company’s Form 10-Q for the year ended March 31, 2012, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Consolidated Condensed Statements of Income for the Three Months Ended March 31, 2012 and 2011; (iii) Consolidated Condensed Statement of Stockholders’ Equity for the Period Ended march 31, 2012; (iv) Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011; and (vi) Notes to Consolidated Three Months Ended March 31, 2012 and 2011 Financial Statements, as follows:		101
	101.INS	XBRL Instance Document	101.INS
	101.SCH	XBRL Taxonomy Extension Schema Document	101.SCH
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101.DEF
	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	101.LAB
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE

a	Filed as an exhibit to the Company’s Form 8-K filed on August 26, 2011 and incorporated herein by reference.
b	Filed as an exhibit to the Company’s Form S-1 registration statement filed on September 16, 1999 (File No. 333-87239) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.
c	Filed as an exhibit to the Company’s Form 8-K filed on December 23, 2008 (File No. 000-27905) and incorporated herein by reference.
d	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference.
e	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2004. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
f	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2001. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
g	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2002. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
h	Filed as an Appendix to the Company’s Form S-4/A Registration Statement filed on October 19, 2001 (File No. 333-46510). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
i	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2007. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
j	Filed as an exhibit to the Company’s Form 10-K filed on March 23, 2010 and incorporated herein by reference.
k	Filed as an exhibit to the Company’s Form 8-K filed on October 15, 2007 (File No. 000-27905). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
l	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.
m	Filed as an exhibit to the Company’s Form 8-K filed on December 24, 2009 and incorporated herein by reference.
n	Filed as an exhibit to the Company’s Form 8-K filed on February 15, 2012 and incorporated herein by reference.
o	Filed as an exhibit to the Company’s Form 10-K filed on March 16, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2012	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: August 14, 2012	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

101	Financial Statements from the Company’s Form 10-Q for the year ended June 30, 2012, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Consolidated Condensed Statements of Income for the Three and Six Months Ended June 30, 2012 and 2011; (iii) Consolidated Condensed Statement of Stockholders’ Equity for the Period Ended June 30, 2012; (iv) Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements Three and Six Months Ended June 30, 2012 and 2011, as follows:
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

