Form 10-Q/A
period 2012-06-30
MUTUALFIRST FINANCIAL INC
filed 2012-09-13
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

This Form 10-Q/A (Amendment No. 1) amends the Quarterly Report on Form 10-Q of MutualFirst Financial, Inc. (the “Company”) for the quarter ended June 30, 2012 which was originally filed with the Securities and Exchange Commission on August 14, 2012, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q for the period ended June 30, 2012.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect any events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 13, 2012	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: September 13, 2012	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

2

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

3