Form 10-Q
period 2012-09-30
MUTUALFIRST FINANCIAL INC
filed 2012-11-14
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
  Yes ☐   No ☒

As of November 9, 2012, there were 6,994,637 shares of the registrant’s common stock outstanding.

FORM 10-Q

MutualFirst Financial, Inc.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY

Consolidated Condensed Balance Sheets

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash	$7,111	$7,710
Interest-bearing demand deposits	37,208	47,513
Cash and cash equivalents	44,319	55,223
Interest-bearing deposits	-	1,415
Investment securities available for sale	342,863	330,878
Loans held for sale	4,072	1,441
Loans	962,911	917,275
Allowance for loan losses	(15,536)	(16,815)
Net loans	947,375	900,460
Premises and equipment	32,344	32,025
Federal Home Loan Bank of Indianapolis stock, at cost	14,391	14,391
Investment in limited partnerships	2,730	3,113
Deferred income tax benefit	14,896	17,386
Income tax receivable	278	1,344
Cash surrender value of life insurance	48,076	47,023
Prepaid FDIC premium	1,947	2,821
Core deposit and other intangibles	2,634	3,373
Foreclosed real estate	6,184	6,525
Other assets	10,287	9,775
Total assets	$1,472,396	$1,427,193

Liabilities
Deposits
Non-interest-bearing	$133,244	$122,215
Interest-bearing	1,059,787	1,044,422
Total deposits	1,193,031	1,166,637
Federal Home Loan Bank advances	113,194	101,451
Other borrowings	11,812	12,410
Other liabilities	15,084	14,068
Total liabilities	1,333,121	1,294,566

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.01 par value
Authorized - 5,000,000 shares Issued and outstanding - 28,923 shares; liquidation preference $1,000 per share	1	1
Common stock, $.01 par value
Authorized - 20,000,000 shares Issued and outstanding - 6,993,971 and 6,987,586 shares	70	70
Additional paid-in capital - preferred stock	28,923	28,923
Additional paid-in capital - common stock	71,944	71,796
Retained earnings	34,171	31,270
Accumulated other comprehensive income	4,563	1,203
Unearned employee stock ownership plan (ESOP) shares	(397)	(636)
Total stockholders' equity	139,275	132,627
Total liabilities and stockholders' equity	$1,472,396	$1,427,193

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY

Consolidated Condensed Statements of Income

(Unaudited)

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest Income
Loans receivable, including fees	$11,532	$12,992	$34,760	$40,091
Investment securities:
Mortgage-backed securities	2,054	1,964	6,161	5,805
Federal Home Loan Bank stock	107	107	323	315
Other investments	201	170	634	460
Deposits with financial institutions	14	17	29	68
Total interest income	13,908	15,250	41,907	46,739

Interest Expense
Passbook savings	13	27	39	98
Certificates of deposit	2,523	3,459	8,032	11,007
Daily Money Market accounts	102	127	302	370
Demand and NOW accounts	226	292	674	886
Federal Home Loan Bank advances	533	741	1,733	2,486
Other interest expense	196	208	593	628
Total interest expense	3,593	4,854	11,373	15,475

Net Interest Income	10,315	10,396	30,534	31,264
Provision for losses on loans	1,475	3,200	4,675	9,100
Net Interest Income After Provision for Loan Losses	8,840	7,196	25,859	22,164

Other Income
Service fee income	1,644	1,862	5,049	5,193
Net realized gain on sale of securities	1,095	1,764	1,575	1,839
Equity in losses of limited partnerships	(124)	(107)	(372)	(256)
Commissions	859	879	2,914	2,835
Net gains on sales of loans	541	245	1,388	685
Net servicing fees (expenses)	(16)	(337)	(126)	(293)
Increase in cash surrender value of life insurance	340	346	1,017	1,071
Gain (loss) on sale of other real estate and repossessed assets	30	(22)	(523)	(358)
Other-than-temporary losses on securities
Total other-than-temporary losses	-	-	-	(723)
Portion of loss recognized in other comprehensive income (before taxes)	-	-	-	530
Net impairment losses recognized in earnings	-	-	-	(193)
Other income	12	34	93	100
Total other income	4,381	4,664	11,015	10,623

Other Expenses
Salaries and employee benefits	5,273	5,240	15,910	16,103
Net occupancy expenses	641	583	1,744	1,917
Equipment expenses	454	505	1,346	1,487
Data processing fees	361	373	1,178	1,153
Automated teller machine	258	241	743	776
Deposit insurance	312	330	939	1,170
Professional fees	420	433	1,188	1,169
Advertising and promotion	488	453	1,214	1,053
Software subscriptions and maintenance	384	338	1,145	969
Intangible amortization	229	280	745	894
Other real estate and repossessed assets	247	279	691	746
Other expenses	1,066	982	2,816	2,801
Total other expenses	10,133	10,037	29,659	30,238

Income Before Income Tax	3,088	1,823	7,215	2,549
Income tax expense	915	375	1,971	114

Net Income	2,173	1,448	5,244	2,435
Preferred stock dividends and amortization	362	852	1,085	1,753
Net Income Available to Common Shareholders	$1,811	$596	$4,159	$682

Basic earnings per common share	$0.26	$0.09	$0.60	$0.10

Diluted earnings per common share	$0.26	$0.09	$0.59	$0.10

Dividends per common share	$0.06	$0.06	$0.18	$0.18

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$2,173	$1,448	$5,244	$2,435
Other comprehensive income:
Net unrealized holding gain on securities available-for-sale	2,643	3,802	6,724	11,724
Net unrealized gain (loss) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	132	(418)	(20)	(136)
Less: Reclassification adjustment for realized gains included in net income	(1,095)	(1,764)	(1,575)	(1,646)
Net unrealized gain (loss) on derivative used for cash flow hedges	2	(119)	16	(162)
Income taxes related to other comprehensive income	(578)	(528)	(1,785)	(3,448)

Other comprehensive income	1,104	973	3,360	6,332

Comprehensive income	$3,277	$2,421	$8,604	$8,767

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY

Consolidated Condensed Statement of Stockholders' Equity

For the Period Ended September 30, 2012

(Unaudited)

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	Common Stock			Preferred Stock				Accumulated
			Additional			Additional		Other	Unearned
	Shares		paid-in	Shares		paid-in	Retained	Comprehensive	ESOP
	Outstanding	Amount	capital	Outstanding	Amount	capital	Earnings	Income	shares	Total

Balances, January 1, 2012	6,987,586	$70	$71,796	28,923	$1	$28,923	$31,270	$1,203	$(636)	$132,627

Net income for the period							5,244			5,244

Other comprehensive income, net of tax								3,360		3,360

ESOP shares earned			(1)						239	238

Stock options vested			102							102

Stock options exercised	6,385	-	47							47

Cash dividends ($.18 per common share)							(1,258)			(1,258)

Cash dividends - preferred stock							(1,085)			(1,085)

Balances, September 30, 2012	6,993,971	$70	$71,944	28,923	$1	$28,923	$34,171	$4,563	$(397)	$139,275

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	Nine Months Ended
	September 30,
	2012	2011
Operating Activities
Net income	$5,244	$2,435
Items not requiring (providing) cash
Provision for loan losses	4,675	9,100
Depreciation and amortization	4,337	4,648
Deferred income tax	705	(336)
Loans originated for sale	(30,184)	(16,976)
Proceeds from sales of loans held for sale	32,203	26,355
Gains on sales of loans held for sale	(1,388)	(685)
Gain on sale of securities-available-for sale	(1,575)	(1,839)
Loss on sale of premise and equipment	-	44
Loss on other real estate and repossessed assets	523	2,630
Loss on other-than-temporary impairment, securities	-	193
Other equity adjustments	340	255
Change in
Prepaid FDIC premium	874	1,088
Interest receivable and other assets	588	(21,987)
Interest payable and other liabilities	(46)	721
Cash value of life insurance	(1,017)	(1,071)
Other adjustments	468	(56)
Net cash provided by operating activities	15,747	4,519

Investing Activities
Net change in interest earning assets	1,415	-
Purchases of securities available-for-sale	(104,448)	(119,349)
Proceeds from maturities and paydowns of securities available-for-sale	50,641	29,714
Proceeds from sale of securities-available for sale	47,141	56,436
Redemption of Federal Home Loan Bank Stock	-	2,292
Net change in loans	(63,700)	18,458
Proceeds from sales of loans transferred to held for sale	3,669	-
Purchases of premises and equipment	(1,702)	(452)
Proceeds from real estate owned sales	4,132	3,396
Other investing activities	(22)	(37)
Net cash used in investing activities	(62,874)	(9,542)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	81,587	60,709
Certificates of deposit	(55,193)	(4,157)
Proceeds from FHLB advances	382,250	47,600
Repayment of FHLB advances	(370,450)	(81,375)
Repayment of other borrowings	(630)	(595)
Preferred stock issued	-	28,923
Stock/warrants repurchased	-	(33,282)
Cash dividends paid	(2,343)	(2,517)
Other financing activities	1,002	742
Net cash provided by financing activities	36,223	16,048

Net Change in Cash and Cash Equivalents	(10,904)	11,025

Cash and Cash Equivalents, Beginning of Period	55,223	26,821

Cash and Cash Equivalents, End of Period	$44,319	$37,846

Additional Cash Flows Information
Interest paid	$11,480	$15,132
Income tax paid	200	200
Transfers from loans to foreclosed real estate	4,102	7,344
Mortgage servicing rights capitalized	231	397

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for year ended December 31, 2011, filed with the Securities and Exchange Commission on March 16, 2012.

The interim consolidated financial statements at September 30, 2012, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2011 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings per share

Earnings per share were computed as follows:

	Three Months Ended September 30,
	2012			2011
		Weighted-			Weighted-
	Net	Average	Per-Share	Net	Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings Per Share
Net income	$2,173	6,992,831		$1,448	6,911,597
Dividends and accretion on preferred stock	(362)			(852)
Income available to common stockholders	1,811	6,992,831	$0.26	596	6,911,597	$0.09
Effect of Dilutive securities
Stock options and RRP grants		82,065			15,836
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$1,811	7,074,896	$0.26	$596	6,927,433	$0.09

	Nine Months Ended September 30,
	2012			2011
		Weighted-			Weighted-
	Net	Average	Per-Share	Net	Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings Per Share
Net income	$5,244	6,937,229		$2,435	6,902,676
Dividends and accretion on preferred stock	(1,085)			(1,753)
Income available to common stockholders	4,159	6,937,229	$0.60	682	6,902,676	$0.10
Effect of Dilutive securities
Stock options and RRP grants		94,803			89,753
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$4,159	7,032,032	$0.59	$682	6,992,429	$0.10

Options to purchase 250,681 and 499,637 shares of common stock were outstanding at September 30, 2012 and 2011 for the three and nine months ended, respectively, but were not included in the computation of diluted EPS above, because the average exercise price of the options was greater than the average market price of the common shares.

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

The FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This ASU defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income for all periods presented. The ASU does not change the other requirements of FASB ASU No. 2011-05, Presentation of Comprehensive Income. Entities are still required to present reclassification adjustments within other comprehensive income either on the face of the statement that reports other comprehensive income or in the notes to the financial statements. The requirement to present comprehensive income in either a single continuous statement or two consecutive condensed statements remains for both annual and interim reporting. The deferral of the requirement for the presentation of reclassification adjustments is intended to be temporary until the FASB reconsiders the operational concerns and needs of financial statement users.

The Company adopted the amendments in this Update at the same time as ASU 2011-05, which became effective beginning in the interim period ended March 31, 2012. As the Company had no reclassifications adjustments within other comprehensive income, ASU No. 2011-12 had no impact on its financial statements.

The FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU amends Topic 210 to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivate instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim period beginning on January 1, 2013, and is not expected to have a significant impact on the Corporation’s financial statements.

Note 4: Investments

The amortized cost and approximate fair values of securities as of September 30, 2012 and December 31, 2011 are as follows.

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale Securities
Mortgage-backed securities
Government sponsored agencies	$179,467	$7,972	$-	$187,439
Collateralized mortgage obligations
Government sponsored agencies	125,153	3,845	(34)	128,964
Federal agencies	3,000	18	0	3,018
Municipals	3,129	158	(15)	3,272
Small Business Administration	9	-	-	9
Corporate obligations	24,099	397	(4,335)	20,161
Total	$334,857	$12,390	$(4,384)	$342,863

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale Securities
Mortgage-backed securities
Government sponsored agencies	$198,039	$4,813	$(6)	$202,846
Collateralized mortgage obligations
Government sponsored agencies	97,098	2,963	-	100,061
Federal agencies	2,000	2	-	2,002
Municipals	3,364	208	(14)	3,558
Small Business Administration	12	-	-	12
Corporate obligations	27,488	-	(5,089)	22,399
Total	$328,001	$7,986	$(5,109)	$330,878

The amortized cost and fair value of available-for-sale securities at September 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
Description Securities	Cost	Value
Security obligations due
One to five years	$17,356	$17,752
Five to ten years	4,946	4,972
After ten years	7,926	3,727
	30,228	26,451
Mortgage-backed securities	179,467	187,439
Collateralized mortgage obligations	125,153	128,964
Small Business Administration	9	9
Totals	$334,857	$342,863

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $2.6 million at September 30, 2012.

Gross gains of $1.6 million and $1.9 million resulting from sales of securities were realized for the nine months ended September 30, 2012 and 2011, respectively. Losses recognized on the sale of securities for the nine months ended September 30, 2012 and 2011 were $0 and $22,000, respectively.  Other-than-temporary impairment losses were recognized on securities for the nine months ended September 30, 2012 and 2011 of $0 and $193,000, respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at September 30, 2012, was $11.3 million, a decrease from $28.5 million at December 31, 2011, which is approximately 3% and 9%, respectively, of the Bank's portfolio.  The Bank has continued to see an improvement since year-end due to increased market values.

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

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
Collateralized mortgage obligations
Government sponsored agencies	$8,010	$(34)	$-	$-	$8,010	$(34)
Municipals	876	(15)	-	-	876	(15)
Corporate obligations	-	-	2,408	(4,335)	2,408	(4,335)
Total temporarily impaired securities	$8,886	$(49)	$2,408	$(4,335)	$11,294	$(4,384)

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
Mortgage-backed securities
Government sponsored agencies	$5,076	$(6)	$-	$-	$5,076	$(6)
Municipals	971	(14)	-	-	971	(14)
Corporate obligations	19,957	(790)	2,454	(4,299)	22,411	(5,089)
Total temporarily impaired securities	$26,004	$(810)	$2,454	$(4,299)	$28,458	$(5,109)

Mortgage-Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in MBSs and CMOs were caused by interest rate changes.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012.

Corporate Obligations

The Company’s unrealized loss on investments in corporate obligations primarily relates to investments in pooled trust preferred securities. The unrealized losses were primarily caused by (a) a decrease in performance and regulatory capital at the underlying banks resulting from exposure to subprime mortgages and (b) a sector downgrade by several industry analysts. The Company currently expects some of the securities to settle at a price less than the amortized cost basis of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security). The Company has recognized a loss equal to the credit loss for these securities, establishing a new, and lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell the investments and it is likely the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investments to be other-than-temporarily impaired at September 30, 2012.

Mutual evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis. During the quarter ended September 30, 2012, the Bank’s evaluation indicated that there was no other-than-temporary impairment of securities. Impairment on securities is determined after analyzing the estimated cash flows to be received, underlying collateral and determining the amount of additional losses needed in the individual pools to create a shortfall in interest or principal payments. All trust preferred securities were valued using a discounted cash flow analysis as of September 30, 2012.

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

Pooled Trust Preferred Securities

At September 30, 2012, MutualFirst had an amortized cost in pooled trust preferred securities of $6.7 million, which had an original par value of $8.0 million.  These securities had a fair value of $2.4 million at September 30, 2012.  The following table provides additional information related to the Bank’s investment in trust preferred securities as of September 30, 2012:

Deal	Class	Original Par	Book Value	Fair Value	Unrealized Loss	Recognized Losses 2012	Lowest Rating	Number of Banks/Insurance Companies Currently Performing	Actual Deferrals/Defaults (as % of original collateral)	Total Projected Defaults (as a % of performing collateral)[a]	Excess Subordination (after taking into account best estimate of future deferrals/defaults)[b]

Alesco Preferred Funding IX	A2A	$1,000	$902	$375	$527	$-	B2	44	16.64%	15.38%	44.11%
Preferred Term Securities XIII	B1	1,000	823	254	569	-	Ca	40	34.94%	27.67%	0.84%
Preferred Term Securities XVIII	C	1,000	917	210	707	-	Ca	48	29.43%	16.14%	1.73%
Preferred Term Securities XXVII	C1	1,000	710	200	510	-	C	34	26.61%	22.84%	6.09%
U.S. Capital Funding I	B1	3,000	2,891	1,148	1,743	-	Caa1	30	15.90%	14.84%	1.55%
U.S. Capital Funding III	B1	1,000	500	221	279	-	Ca	28	27.94%	16.86%	0.00%

Total		$8,000	$6,743	$2,408	$4,335	$-

(a)	A 10% recovery is applied to all projected defaults. A 15% recovery is applied to all projected insurance defaults. No recovery is applied to current defaults.

(b)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

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

	Accumulated Credit Losses Three Months Ended September 30,
	2012	2011
Credit losses on debt securities held
Beginning of period	$(1,205)	$(1,205)
Additions related to increases in previously recognized other-than-temporary losses for the three months ended	-	-

As of September 30,	$(1,205)	$(1,205)

	Accumulated Credit Losses Nine Months Ended September 30,
	2012	2011
Credit losses on debt securities held
Beginning of year	$(1,205)	$(1,179)
Additions related to increases in previously recognized other-than-temporary losses for the nine months ended	-	(26)

As of September 30,	$(1,205)	$(1,205)

Note 5: Accumulated Other Comprehensive Income

The following table represents the components of accumulated other comprehensive income:

	September 30,	December 31,
	2012	2011
Net unrealized gain on securities available-for-sale	$11,815	$6,666
Net unrealized loss on securities available-for-sale for which a portion of other-than-temporary impairment has been recognized in income	(3,808)	(3,788)
Net unrealized loss on derivative used for cash flow hedges	(456)	(472)
Net unrealized loss relating to defined benefit plan liability	(448)	(448)
	7,103	1,958
Tax expense	2,540	755

Net-of-tax amount	$4,563	$1,203

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

The following table presents the fair value measurement of assets measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy used for such fair value measurements:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2012
Mortgage-backed securities
Government sponsored agencies	$187,439	$-	$187,439	$-
Collateralized mortgage obligations
Government sponsored agencies	128,964	-	128,964	-
Federal agencies	3,018	-	3,018	-
Municipals	3,272	-	3,272	-
Small Business Administration	9	-	9	-
Corporate obligations	20,161	-	17,753	2,408
Available-for-sale securities	$342,863	$-	$340,455	$2,408

December 31, 2011
Mortgage-backed securities
Government sponsored agencies	$202,846	$-	$202,846	$-
Collateralized mortgage obligations
Government sponsored agencies	100,061	-	100,061	-
Federal agencies	2,002	-	2,002	-
Municipals	3,558	-	3,558	-
Small Business Administration	12	-	12	-
Corporate obligations	22,399	-	19,945	2,454
Available-for-sale securities	$330,878	$-	$328,424	$2,454

The following is a reconciliation of the beginning and ending balances for the three months ended September 30, 2012 and 2011 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	2012	2011

Beginning balance	$2,264	$2,958

Total realized and unrealized gains and losses
Included in net income	-	-
Included in other comprehensive loss	144	(418)
Purchases, issuances and settlements	-	13

Ending balance	$2,408	$2,553

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$-	$-

The following is a reconciliation of the beginning and ending balances for the nine months ended September 30, 2012 and 2011 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	2012	2011

Beginning balance	$2,454	$2,645

Total realized and unrealized gains and losses
Included in net income	-	(193)
Included in other comprehensive loss	(36)	57
Purchases, issuances and settlements	(10)	44

Ending balance	$2,408	$2,553

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$-	$(193)

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

The estimated fair value of other real estate owned is based on current appraisal, less discount to reflect realizable value and estimated cost to sell.  Other real estate owned is classified within Level 3 of the fair value hierarchy.  Appraisals of other real estate owned are obtained when the real estate is acquired and subsequently as deemed necessary by the asset classification committee.  The Risk Management division reviews the appraisals for accuracy and consistency.  Appraisals are selected from the list of approved appraisers maintained by the Board.  The reductions in fair value of other real estate owned were $456,000 and $276,000 for the nine months ended September 30, 2012 and 2011, respectively. The changes were recorded as adjustments to current earnings through other real estate owned related expenses.

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2012
Impaired loans (collateral dependent)	$7,235	$-	$-	$7,235
Foreclosed real estate	2,136	-	-	2,136
Mortgage servicing rights	2,109			2,109

December 31, 2011
Impaired loans (collateral dependent)	$16,511	$-	$-	$16,511
Foreclosed real estate	202	-	-	202
Mortgage-servicing rights	2,626	-	-	2,626

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at September 30, 2012	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,408	Discounted cash flow	Discount rate Constant prepayment rate Cumulative projected prepayments Probability of default Projected cures given deferral Loss severity	9.0% - 16.0% 2.0% 30.0% 1.5%-2.4% 0%-15.0% 56.7% – 81.4%

Impaired loans (collateral dependent)	$7,235	Third party valuations	Discount to reflect realizable value	0%-40%

Foreclosed real estate	$2,136	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%-25%

Mortgage servicing rights	$2,109	Third party valuations	Prepayment speeds Discount rates Servicing fee	220%-700% 9.0% 0.25%

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated condensed balance sheets as of dates noted below are as follows:

	Carrying		Fair Value Measurements Using
September 30, 2012	Amount	Fair Value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$44,319	$44,319	$44,319	$-	$-
Loans held for sale	4,072	4,216	-	4,216	-
Loans	947,375	977,803	-	-	977,803
FHLB stock	14,391	14,391	-	14,391	-
Interest receivable	3,930	3,930	-	3,930	-

Liabilities
Deposits	1,193,031	1,210,969	596,913	-	614,056
FHLB advances	113,194	115,174	-	115,174	-
Other borrowings	11,812	13,006	-	13,006	-
Interest payable	447	447	-	447	-
Advances by borrowers for taxes and insurance	2,675	2,675	-	2,675	-

	December 31, 2011
	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$55,223	$55,223
Interest-bearing deposits	1,415	1,415
Loans held for sale	1,441	1,459
Loans	900,460	921,212
FHLB stock	14,391	14,391
Interest receivable	4,248	4,248

Liabilities
Deposits	$1,166,637	$1,132,031
FHLB advances	101,451	103,980
Other borrowings	12,410	13,083
Interest payable	340	340
Advances by borrowers for taxes and insurance	1,720	1,720

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

Note 7: Loans

Categories of loans at September 30, 2012 and December 31, 2011 include:

	September 30,	December 31,
	2012	2011
Commercial
Real estate	$195,465	$197,390
Construction and development	16,718	20,831
Other	61,876	64,628
	274,059	282,849

Residential Mortgage
One- to four- family	491,012	434,976

Consumer loans
Real estate	98,572	96,864
Auto	15,337	15,203
Boat/RVs	79,175	83,557
Other	6,692	6,760
	199,776	202,384
Total loans	964,847	920,209

Undisbursed loans in process	(4,372)	(5,352)
Unamortized deferred loan costs, net	2,436	2,418
Allowance for loan losses	(15,536)	(16,815)
Net loans	$947,375	$900,460

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

Non-accrual loans, segregated by class of loans, as of September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
	2012	2011
Commercial
Real Estate	$2,688	$7,592
Construction and development	6,301	9,314
Other	1,412	1,160
Residential Mortgage	9,862	10,080
Consumer
Real estate	1,942	2,081
Auto	39	24
Boat/RV	784	371
Other	104	89

	$23,112	$30,711

An age analysis of Company’s past due loans, segregated by class of loans, as of September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Commercial
Real Estate	$816	$161	$2,508	$3,485	$191,980	$195,465	$-
Construction and development	563	-	5,805	6,368	10,350	16,718	-
Other	1,167	158	780	2,105	59,771	61,876	-
Residential Mortgage	10,566	3,006	9,345	22,917	468,095	491,012	756
Consumer
Real estate	587	353	1,442	2,382	96,190	98,572	-
Auto	63	4	33	100	15,237	15,337	-
Boat/RV	1,409	735	378	2,522	76,653	79,175	-
Other	155	6	68	229	6,463	6,692	1

	$15,326	$4,423	$20,359	$40,108	$924,739	$964,847	$757

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Commercial
Real Estate	$1,173	$1,439	$6,569	$9,181	$188,209	$197,390	$-
Construction and development	845	3,595	4,850	9,290	11,541	20,831	-
Other	791	99	955	1,845	62,783	64,628	-
Residential Mortgage	13,309	3,427	11,207	27,943	407,033	434,976	1,127
Consumer
Real estate	1,395	1,167	2,081	4,643	92,221	96,864	-
Auto	143	28	24	195	15,008	15,203	-
Boat/RV	2,084	825	371	3,280	80,277	83,557	-
Other	227	5	89	321	6,439	6,760	-

	$19,967	$10,585	$26,146	$56,698	$863,511	$920,209	$1,127

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

The following tables present impaired loans for the three and nine month periods ended September 30, 2012 and 2011 and the year ended December 31, 2011.

	September 30, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans - Quarter	Average Investment in Impaired Loans - YTD	Interest Income Recognized - Quarter	Interest Income Recognized - YTD
Loans without a specific valuation allowance
Commercial
Real estate	$3,570	$4,122	$-	$4,546	$5,646	$37	$147
Construction and development	7,111	9,101	-	7,669	9,092	11	35
Other	1,076	1,076	-	2,098	3,028	5	28
Residential Mortgage	3,960	5,048	-	3,613	4,124	19	58

Loans with a specific valuation allowance
Commercial
Construction and development	1,364	4,337	375	1,364	1,482	18	55
Other	1,178	1,178	357	1,191	1,206	9	35
Residential Mortgage	529	529	37	530	532	18	35

Total
Commercial
Real estate	$3,570	$4,122	$-	$4,546	$5,646	$37	$147
Construction and development	$8,475	$13,438	$375	$9,033	$10,574	$29	$90
Other	$2,254	$2,254	$357	$3,289	$4,234	$14	$63
Residential Mortgage	$4,489	$5,577	$37	$4,143	$4,656	$37	$93

	December 31, 2011
				Average
		Unpaid		Investment in	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without a specific valuation allowance
Commercial
Real estate	$4,883	$5,275	$-	$4,221	$137
Construction and development	5,872	11,801	-	9,451	348
Other	4,030	4,167	-	1,480	211
Residential Mortgage	5,378	6,870	-	5,532	142

Loans with a specific valuation allowance
Commercial
Real estate	2,083	2,489	209	1,086	74
Construction and development	7,071	7,281	1,437	3,775	233
Other	1,470	1,524	543	246	60
Residential Mortgage	537	537	36	67	36

Total
Commercial
Real estate	$6,966	$7,764	$209	$5,307	$211
Construction and development	$12,943	$19,082	$1,437	$13,226	$581
Other	$5,500	$5,691	$543	$1,726	$271
Residential Mortgage	$5,915	$7,407	$36	$5,599	$178

	September 30, 2011
	Average Investment in Impaired Loans - Quarter	Average Investment in Impaired Loans - YTD	Interest Income Recognized - Quarter	Interest Income Recognized - YTD
Loans without a specific valuation allowance
Commercial
Real estate	$3,349	$4,890	$4	$81
Construction and development	9,158	11,776	31	227
Other	1,358	1,972	1	28
Residential Mortgage	4,765	5,866	47	119

Loans with a specific valuation allowance
Commercial
Real estate	1,640	1,648	8	52
Construction and development	3,985	4,122	24	60
Other	125	250	3	7
Residential Mortgage	-	-	-	-

Total
Commercial
Real estate	$4,989	$6,538	$12	$133
Construction and development	$13,143	$15,898	$55	$287
Other	$1,483	$2,222	$4	$35
Residential Mortgage	$4,765	$5,866	$47	$119

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

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2012 and December 31, 2011.

September 30, 2012
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real estate	Construction and Development	Other

Pass	$169,089	$8,686	$57,472
Special Mention	15,392	172	300
Substandard	10,984	7,860	3,234
Doubtful	-	-	870

Total	$195,465	$16,718	$61,876

Retail Credit Exposure Credit Risk Profile
	Mortgage	Consumer
	Residential	Real Estate	Auto	Boat/RV	Other

Pass	$474,440	$95,994	$15,287	$78,012	$6,595
Special Mention	2,031	-	-	-	-
Substandard	14,541	2,578	50	1,163	97

Total	$491,012	$98,572	$15,337	$79,175	$6,692

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2012 and 2011 and year ended December 31, 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other segments.

	Three Months Ended September 30, 2012
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$10,004	$3,392	$2,607	$16,003
Provision charged to expense	985	480	10	1,475
Losses charged off	1,484	505	268	2,257
Recoveries	16	196	103	315

Balance, end of period	$9,521	$3,563	$2,452	$15,536

	Nine Months Ended September 30, 2012
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$10,602	$3,444	$2,769	$16,815
Provision charged to expense	2,410	1,571	694	4,675
Losses charged off	4,034	1,652	1,354	7,040
Recoveries	543	200	343	1,086

Balance, end of period	$9,521	$3,563	$2,452	$15,536

Ending balance:
Individually evaluated for impairment	$732	$37	$-	$769
Collectively evaluated for impairment	$8,789	$3,526	$2,452	$14,767

Loans:
Ending balance
Individually evaluated for impairment	$14,299	$4,489	$-	$18,788
Collectively evaluated for impairment	$259,760	$486,523	$199,776	$946,059

	Year Ended December 31, 2011
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$10,124	$2,212	$4,036	$16,372
Provision charged to expense	8,592	4,390	118	13,100
Losses charged off	8,260	3,432	2,126	13,818
Recoveries	146	274	741	1,161

Balance, end of period	$10,602	$3,444	$2,769	$16,815

Ending balance:
Individually evaluated for impairment	$2,189	$36	$-	$2,225
Collectively evaluated for impairment	$8,413	$3,408	$2,769	$14,590

Loans:
Ending balance
Individually evaluated for impairment	$25,409	$5,915	$-	$31,324
Collectively evaluated for impairment	$257,440	$429,061	$202,384	$888,885

	Three Months Ended September 30, 2011
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$9,790	$2,135	$4,032	$15,957
Provision charged to expense	2,915	100	185	3,200
Losses charged off	2,017	464	556	3,037
Recoveries	64	63	234	361

Balance, end of period	$10,752	$1,834	$3,895	$16,481

	Nine Months Ended September 30, 2011
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$10,124	$2,212	$4,036	$16,372
Provision charged to expense	6,145	2,100	855	9,100
Losses charged off	5,582	2,644	1,647	9,873
Recoveries	65	166	651	882

Balance, end of period	$10,752	$1,834	$3,895	$16,481

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

Information on non-performing assets, excluding performing restructured loans, is provided below:

	September 30,
	2012	2011
Non-performing assets
Non-accrual loans	$23,112	$25,937
Accruing loans 90 days + past due	757	1,103
Total non-performing loans	23,869	27,040
Foreclosed real estate	6,184	5,686
Other repossessed assets	573	1,142
Total non-performing assets	$30,626	$33,868

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

The following tables provide detail regarding troubled debts restructured in the three and nine month periods ended September 30, 2012 and 2011.

Three Months Ended September 30, 2012
		Pre- Modification	Post- Modification
		Outstanding	Outstanding
	No. of Loans	Recorded Balance	Recorded Balance
Commercial
Real Estate	1	$439	$439
Construction and development	1	172	172
Other	2	46	46
Residential Mortgage	10	719	734
Consumer
Real estate	14	439	438
Auto	2	9	8
Boat/RV	4	96	95
Other	2	36	36

Three Months Ended September 30, 2011
		Pre- Modification	Post- Modification
		Outstanding	Outstanding
	No. of Loans	Recorded Balance	Recorded Balance
Commercial
Real Estate	1	$113	$70
Residential Mortgage	6	463	492
Consumer
Real estate	10	231	231
Auto	1	10	10
Boat/RV	4	134	133

Nine Months Ended September 30, 2012
		Pre- Modification	Post- Modification
		Outstanding	Outstanding
	No. of Loans	Recorded Balance	Recorded Balance
Commercial
Real Estate	4	$1,359	$1,520
Construction and development	1	172	172
Other	5	262	324
Residential Mortgage	28	2,455	2,596
Consumer
Real estate	24	830	830
Auto	3	16	15
Boat/RV	7	154	153
Other	4	53	52

Nine Months Ended September 30, 2011
		Pre- Modification	Post- Modification
		Outstanding	Outstanding
	No. of Loans	Recorded Balance	Recorded Balance
Commercial
Real Estate	1	$113	$70
Construction and development	2	3,728	3,728
Other	1	103	103
Residential Mortgage	22	2,529	2,598
Consumer
Real estate	22	555	551
Auto	1	10	10
Boat/RV	12	364	357
Other	1	14	1

The impact to the allowance for loan losses due to these modifications was insignificant.

Newly restructured loans by types are as follows:

Three Months Ended September 30, 2012
	Interest Only	Term	Combination	Total Modification
Commercial
Real Estate	$-	$-	$439	$439
Construction and development	-	-	172	172
Other	-	46	-	46
Residential Mortgage	-	36	698	734
Consumer
Real estate	-	22	416	438
Auto	-	4	4	8
Boat/RV	-	95	-	95
Other	-	-	36	36

Nine Months Ended September 30, 2012
	Interest Only	Term	Combination	Total Modification
Commercial
Real Estate	$-	$403	$1,117	$1,520
Construction and development	-	-	172	172
Other	-	143	181	324
Residential Mortgage	320	169	2,107	2,596
Consumer
Real estate	-	55	775	830
Auto	-	11	4	15
Boat/RV	-	153	-	153
Other	-	8	44	52

The following tables provide detail regarding troubled debts restructured in the last twelve months that have defaulted in the quarter ended September 30, 2012.

Three and Nine Months Ended September 30, 2012
		Post- Modification
		Outstanding
	No. of Loans	Recorded Balance
Commercial
Real Estate	1	$109
Other	1	518
Residential Mortgage	1	31
Consumer
Other	1	14

We had no defaults of any loans modified as troubled debt restructurings made for the three and nine months ended September 30, 2011. Default is defined as any loan that becomes more than 90 days past due.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Significant Events in the Three and Nine Months Ended September 30, 2012

The following should be read in conjunction with the Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 16, 2012.

The Company is a Maryland corporation and a bank holding company headquartered in Muncie, Indiana, with operations in Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana. It owns MutualBank, an Indiana commercial bank with 32 bank branches in Indiana, trust offices in Carmel and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. The Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“FRB”), and the Bank is subject to regulation, supervision and examination by the Indiana Department of Financial Institutions (“IDFI”)and the Federal Deposit Insurance Corporation (“FDIC”).

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

Third Quarter Highlights. At September 30, 2012, we had $1.5 billion in assets, $962.9 million in loans, $1.2 billion in deposits and $139.3 million in stockholders’ equity. The Bank’s total risk-based capital ratio at September 30, 2012 was 15.01%, exceeding the 10.00% requirement for a well-capitalized institution. The ratio of tangible common equity was 7.33% as of September 30, 2012, an increase from 7.05% at December 31, 2011. For the quarter ended September 30, 2012, income available to common shareholders totaled $1.8 million, or $.26 per basic and diluted share, compared with net income of $596,000 available to common shareholders, or $.09 per basic and diluted share for the quarter ended September 30, 2011.

Key aspects of our operations in the third quarter of 2012, include the following:

•	Gross loans increased $8.5 million.
•	Deposits increased $21.5 million.
•	Tangible common equity increased to 7.33% in the third quarter of 2012 and tangible book value increased to $15.40.
•	Non-performing assets declined $2.2 million, or 6.7% in the third quarter of 2012 and declined $8.6 million, or 21.9% compared to December 31, 2011. Classified assets declined $5.8 million, or 9.5% in the third quarter of 2012 to $54.9 million compared to $60.6 million at December 31, 2011.
•	Net charge offs on an annualized basis were .81% in the third quarter of 2012 compared to 1.11% in the same period of 2011. Net charge offs on a linked quarter basis decreased from 1.04%.
•	Net interest margin was 3.05% for the third quarter of 2012 compared to 3.19% in the same period of 2011. On a linked quarter basis, net interest margin declined from 3.10%.
•	Non-interest income for the quarter ended September 30, 2012 decreased $283,000 compared to the same period in 2011. On a linked quarter basis, non-interest income increased $676,000.
•	Non-interest expense for the third quarter of 2012 increased $97,000 over the same period in 2011. Non-interest expense increased $200,000 over the linked quarter.

The Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, contains a summary of our management strategy. The financial highlights of our strategy during the quarter include: increasing core deposits by 0.4% during the quarter to 49.6% of total deposits; decreasing non-performing assets to total assets from 2.23% at June 30, 2012 to 2.08% at the end of the quarter; and maintaining increased capital ratios from year-end levels.

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

Forward-Looking Statements

This Form 10-Q contains and our future filings with the SEC, Company press releases, other public pronouncements, stockholder communications and oral statements made by or with the approval of an authorized executive officer will contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements include, but are not limited to: (i) statements of our goals, intentions and expectations; (ii) statements regarding our business plans, prospects, growth and operating strategies; (iii) statements regarding the asset quality of our loan and investment portfolios; and (iv) estimates of our risks and future costs and benefits. These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

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

Financial Condition

General. Total assets at September 30, 2012 were $1.5 billion and increased $45.2 million since December 31, 2011, primarily as a result of a 4.9% increase in gross loans, excluding loans held for sale, and a 3.6% increase in investment securities, which were offset in part by a decrease in cash and cash equivalents. Average interest-earning assets increased $29.3 million or 2.2% to $1.34 billion at September 30, 2012 from $1.31 billion at December 31, 2011, reflecting an increase in average investments. Average interest-bearing liabilities increased by $13.0 million or 1.1% to $1.17 billion at September 30, 2012, from $1.16 billion at December 31, 2011, reflecting an increase in average borrowings. Stockholders’ equity increased by $6.6 million or 5.0% during the nine months ended September 30, 2012.

Loans. Our gross loan portfolio, excluding loans held for sale, increased $44.6 million or 4.9% to $964.8 million at September 30, 2012 from $920.2 million at December 31, 2011.

The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during the period:

	At
	September 30, 2012	December 31, 2011	Amount Change	Percent Change

Commercial Loans:
Real Estate	$195,465	$197,390	$(1,925)	(0.98)%
Construction and Development	16,718	20,831	(4,113)	(19.74)
Other	61,876	64,628	(2,752)	(4.26)
Total Commercial	274,059	282,849	(8,790)	(3.11)

Residential Mortgages	491,012	434,976	56,036	12.88

Consumer Loans:
Real estate	98,572	96,864	1,708	1.76
Auto	15,337	15,203	134	0.88
Boat/RV	79,175	83,557	(4,382)	(5.24)
Other	6,692	6,760	(68)	(1.01)
Total Consumer	199,776	202,384	(2,608)	(1.29)
Total Loans	$964,847	$920,209	$44,638	4.85%

Although the Bank has an overall strategy to increase commercial and consumer loans, the strategy has been hindered by depressed economic conditions in Indiana as a result of the recent recession. Due to increased unemployment and decreased real estate values, loan demand, especially for business loans, has remained sluggish. We are seeking opportunities to refinance sound commercial borrowers from other financial institutions. The decrease in the commercial and consumer portfolios was offset by an increase in residential mortgage lending of $56.0 million during the period. The lower rates have allowed consumers to refinance their mortgage loans and the Bank continues to see this business as strong with less credit risk. Currently the bank is also selling 30-year fixed-rate mortgage loans which helps reduce risk.

Delinquencies and Non-performing Assets. As of September 30, 2012, our total loans delinquent 30-to-89 days were $19.7 million or 2.0% of total loans compared to $30.5 million or 2.9% at December 31, 2011.

At September 30, 2012, our non-performing assets totaled $30.6 million or 2.08% of total assets, compared to $39.2 million or 2.75% of total assets at December 31, 2011. This $8.6 million, or 21.9% decrease was primarily the result of a decrease of non-performing commercial real estate loans. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.

	At
	September 30, 2012	December 31, 2011	Amount Change	Percent Change

Non-accruing loans	$23,112	$30,711	$(7,599)	(24.74)%
Accruing loans delinquent 90 days or more	757	1,127	(370)	(32.83)
Foreclosed assets	6,757	7,392	(635)	(8.59)
Total	$30,626	$39,230	$(8,604)	(21.93)%

Our non-performing assets have decreased dramatically due to continued improvement in the economic environment and being able to work through problem credits. As of September 30, 2012, we have seen our third consecutive quarter of decreases as non-performing assets were down $2.2 million and $8.6 million at the three and nine months ended September 30, 2012, respectively. The Bank is diligently monitoring and writing down loans that appear to have irreversible weakness. In addition to the decrease in non-performing assets, the Company has seen significant improvement during the year in total classified assets. Total classified assets decreased 20.9% from $69.4 million at December 31, 2011 to $54.9 million at September 30, 2012. The Bank works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral, when necessary.

At September 30, 2012, foreclosed commercial real estate totaled $1.9 million and consisted of 13 commercial buildings in our existing lending footprint. In addition, 44 residential properties with a book value of $4.3 million remained as foreclosed assets at September 30, 2012. Of the total foreclosed assets, one property held in real estate owned totaled $2.4 million. At September 30, 2012, the Bank had $573,000 in other repossessed assets. Non-accruing commercial real estate loans, including construction and development loans, decreased $1.9 million in the quarter from $10.9 million at June 30, 2011, to $9.0 million at September 30, 2012. During the quarter, non-accruing one- to four-family loans remained fairly consistent, only increasing by $130,000. Management continues to monitor these loans aggressively and it is management’s opinion that the non-accruing loans are sufficiently reserved as of September 30, 2012.

Allowance For Loan Loss. Allowance for loan losses decreased $945,000 to $15.5 million at September 30, 2012 when compared to September 30, 2011 as reflected below.

	At and For the Nine Months Ended September 30,
	2012	2011

Balance at beginning of period	$16,815	$16,372
Charge-offs	7,040	9,873
Recoveries	1,086	882
Net charge-offs	5,954	8,991
Provisions charged to operations	4,675	9,100
Balance at end of period	$15,536	$16,481

Ratio of net charge-offs during the period to average loans outstanding during the period	0.81%	1.24%

Allowance as a percentage of non-performing loans	65.09%	60.95%
Allowance as a percentage of total loans (end of period)	1.61%	1.72%

Specific loan loss allocations related to loans that have been individually evaluated for impairment decreased and general loan loss reserves have remained approximately the same. Charge-offs were taken against loans that had previous specific loan loss reserves. Net charge offs for the first nine months of 2012 were $6.0 million, or 0.84% of average loans on an annualized basis, compared to $9.0 million, or 1.24% of average loans for the first nine months of 2011. The decrease was due to what management believes is a stabilization of the loan portfolio. As of September 30, 2012, the allowance for loan losses as a percentage of loans receivable and non-performing loans was 1.61% and 65.09%, respectively, compared to 1.83% and 52.81% respectively, at December 31, 2011. Allowance for loan losses as a percentage of loans receivable decreased due to an increase in the net loan portfolio of $44.6 million since year-end. Allowance for loan losses as a percentage of non-performing loans increased due to the decrease in non-performing loans in the first nine months of 2012.

Over 24.8% of our non-accrual loans are comprised of four commercial loans totaling $5.7 million. All of these loans are commercial real estate loans, including construction and development loans.

Deposits. Total deposits increased $26.4 million to $1.19 billion at September 30, 2012, primarily due to increased activity in new and existing core deposit relationships as reflected in the table below with corresponding weighted average rates partially offset by a decrease in certificates of deposit. The increase in non-interest bearing deposits reflects an increase in business checking. These changes are consistent with the Bank’s strategy to grow and strengthen core deposit relationships.

	At
	September 30, 2012		December 31, 2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Type of Account
Non-interest Checking	$133,244	0.00%	$122,215	0.00%
Interest-bearing NOW	252,791	0.35	218,916	0.49
Savings	106,859	0.05	98,122	0.05
Money Market	98,308	0.44	85,069	0.65
Certificates of Deposit	601,829	1.70	642,315	1.91
Total	$1,193,031	0.97%	$1,166,637	1.22%

Borrowings. Total borrowings increased $11.1 million, or 9.8%, to $125.0 million at September 30, 2012 primarily due to an $11.7 million increase in FHLB advances to $113.2 million at the end of the period. The increase in advances was necessary to fund current loan demand. Other borrowings, consisting of a bank loan and a subordinated debenture, decreased $598,000 to $11.8 million at September 30, 2012 due to regular loan payments.

In 2009, the Company borrowed $10.0 million from First Tennessee Bank, N.A. to refinance existing long-term debt. The loan bears a 5.9% interest rate, has a term expiring in December 2014 and is secured by Bank stock. The balance of that loan was $8.0 million at September 30, 2012.

The Company acquired $5.0 million of issuer trust preferred securities in a 2008 acquisition of another financial institution. The net balance of the note as of September 30, 2012 was $4.0 million due to the purchase accounting adjustment from the acquisition. The securities were issued on July 29, 2005. The securities bore a fixed rate of interest of 6.22% through July 2010, and, thereafter, the rate was to reset quarterly at the prevailing three-month LIBOR rate plus 170 basis points. In December 2009, the Company entered into a cash flow hedge with FTN Financial to fix the floating portion of the issued trust preferred security at 5.15% for the next five years starting on September 15, 2010. The Company has had the right to redeem the trust preferred securities, in whole or in part, without penalty, since establishing the cash flow hedge. These securities mature on September 15, 2035.

Stockholders’ Equity. Stockholders’ equity was $139.3 million at September 30, 2012, an increase of $6.6 million from December 31, 2011. The increase was due primarily to net income of $5.2 million and unrealized gains on securities of $3.3 million. The increase was offset by dividend payments of $2.3 million to common and preferred shareholders. The Company’s tangible book value per share as of September 30, 2012 increased to $15.40 compared to $14.38 as of December 31, 2011 and the tangible common equity ratio was 7.33% as of September 30, 2012 compared to 7.05% as of December 31, 2011.

Comparison of Results of Operations for the Three Months Ended September 30, 2012 and 2011

General. Net income available to common shareholders for the three months ended September 30, 2012 was $1.8 million or $0.26 basic and diluted earnings per common share compared to net income of $596,000, or $0.09 basic and diluted earnings per common share for the three months ended September 30, 2011. The primary reason for this increase was a reduction in the provision for loan loss of $1.7 million compared to the same period last year. Annualized return on assets was .59% and return on average tangible common equity was 6.83% for the third quarter of 2012 compared to .41% and 2.37% respectively, for the same period last year.

Interest Income. Total interest income decreased $1.3 million, or 8.8%, to $13.9 million during the three months ended September 30, 2012 from $15.2 million during the three months ended September 30, 2011. The decrease was a result of a decline in net interest yield on interest-earning assets of 56 basis points, partially offset by an increase in average earning assets of $46.8 million comparing the third quarter of 2012 with the same period in 2011. The decline in yield was primarily due to the decline in national and local prevailing interest rates and the mix of interest-earning assets. Interest income on loans in the third quarter of 2012 was $11.5 million compared to $13.0 million for same period in 2011, reflecting a slight decrease in the average balance of the loan portfolio at September 30, 2012 and a 60 basis point decrease in the weighted average yield on loans for the three months ended September 30, 2012 to 4.79%. Interest income on investment securities for the third quarter 2012 was $2.4 million compared to $2.2 million for the same period in 2011, reflecting a $51.3 million increase in our average investment securities portfolio to $368.9 million as of September 30, 2012.

Interest Expense. Interest expense decreased $1.3 million, or 26.0%, to $3.6 million during the three months ended September 30, 2012 compared to $4.9 million during the three months ended September 30, 2011. The primary reason for this decrease was a decline of 47 basis points in the average cost of interest-bearing liabilities from 1.69% in the 2011 period to 1.22% in the 2012 period, which was primarily due to continued re-pricing of deposit accounts and reduction of higher rate FHLB advances. Interest expense on deposits decreased $1.0 million, due to a 40 basis point decline in average rates. Interest expense on borrowings decreased $220,000 as a result of a 139 basis point decline in average rates, partially offset by a $31.4 million increase in average borrowings in the third quarter 2012.

Net Interest Income. Net interest income before the provision for loan losses decreased $80,000 for the quarter ended September 30, 2012 compared to the same period in 2011. The decrease was a result of a decline in net interest margin by 14 basis points, partially offset by an increase in average earning assets of $46.8 million comparing the third quarter of 2012 with the same period in 2011. For more information on our asset/liability management, especially as it relates to interest rate risk, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk” on Form 10-K for the period ended December 31, 2011.

Provision for Loan Losses. The provision for loan losses for the third quarter of 2012 decreased to $1.5 million compared to $3.2 million during last year’s comparable period. The decrease was due to management’s ongoing evaluation of the adequacy of the allowance for loan losses, which was partially attributable to net charge offs decreasing to $1.9 million, or .81% of loans on an annualized basis in the third quarter of 2012 compared to net charge offs of $2.7 million, or 1.11% of loans on an annualized basis in the third quarter of 2011. Net charge offs exceeded the provision primarily due to charge offs related to previously identified loans which had established specific allocations. Non-performing loans to total loans at September 30, 2012 were 2.48% compared to 2.82% at September 30, 2011. Non-performing assets to total assets were 2.08% at September 30, 2012 compared to 2.43% at September 30, 2011.

Other Income. Other (non-interest) income decreased by $283,000 to $4.4 million in the third quarter of 2012 compared to $4.7 million in the same period in 2011.

	Three Months Ended		Amount	Percent
Non-Interest Income	9/30/2012	9/30/2011	Change	Change

Service fee income	$1,644	$1,862	$(218)	-11.7%
Net realized gain on sale of securities	1,095	1,764	(669)	-37.9%
Equity in losses of limited partnerships	(124)	(107)	(17)	-15.9%
Commissions	859	879	(20)	-2.3%
Net gains on sales of loans	541	245	296	120.8%
Net servicing fees (costs)	(16)	(337)	321	95.3%
Increase in cash surrender value of life insurance	340	346	(6)	-1.7%
Loss on sale of other real estate and repossessed assets	30	(22)	52	236.4%
Other income	12	34	(22)	-64.7%

Total Non-Interest Income	$4,381	$4,664	$(283)	-6.1%

The decrease in non-interest income is primarily due to the decrease in gain on sale of securities. Service fee income on deposit accounts also decreased as fees collected on overdrafts have declined as overdraft transactions have decreased. This was partially offset by the increase in gain on sale of loans and servicing of loans due to the increased activity in the mortgage banking market. On a linked quarter basis, non-interest income increased $676,000 primarily due to gain on sale of investments.

Other Expense. Other (non-interest) expense increased by $96,000 to $10.1 million in the third quarter of 2012 compared to $10.0 million in the same period in 2011.

	Three Months Ended		Amount	Percent
Non-Interest Expense	9/30/2012	9/30/2011	Change	Change

Salaries and employee benefits	$5,273	$5,240	$33	0.6%
Net occupancy expenses	641	583	58	10.0%
Equipment expenses	454	505	(51)	-10.1%
Data processing fees	361	373	(12)	-3.2%
Automated teller machine	258	241	17	7.1%
Deposit insurance	312	330	(18)	-5.5%
Professional fees	420	433	(13)	-3.0%
Advertising and promotion	488	453	35	7.7%
Software subscriptions and publications	384	338	46	13.6%
Intangible amortization	229	280	(51)	-18.2%
Other real estate and repossessed assets	247	279	(32)	-11.5%
Other expenses	1,066	982	84	8.5%

Total Non-Interest Expense	$10,133	$10,037	$96	1.0%

The increase in non-interest expense was primarily due to an approximately $200,000 expense related to property taxes to maintain secure collateral on a large problem loan, which was partially offset by the decrease in intangible amortization and equipment expenses. On a linked quarter, non-interest expense increased $200,000 for the above stated reason.

Income Tax Expense. Income tax expense for the quarter ended September 30, 2012 increased $540,000 compared to the same period in 2011 because of increased earnings. The Company’s effective tax rate increased to 29.6% in the 2012 period from 20.6% in the 2011 period because of increased net income and decreased low income housing credits as a percentage of net income.

Comparison of Results of Operations for the Nine Months Ended September 30, 2012 and 2011

General. Net income available to common stockholders for the nine months ended September 30, 2012 was $4.2 million or $0.60 basic and $0.59 diluted earnings per common share compared to net income of $682,000, or $0.10 basic and diluted earnings per common share for the nine months ended September 30, 2011. The primary reason for this increase was a decrease in provision for loan loss due to stabilization of the loan portfolio. Annualized return on assets was .48% and return on average tangible common equity was 5.31% for the nine months ended in 2012 compared to .23% and .93% respectively, for the same period last year.

Interest Income. Total interest income decreased $4.8 million, or 10.3%, to $41.9 million during the nine months ended September 30, 2012 from $46.7 million during the same period ended September 30, 2011, reflecting the decrease in our average yield on interest-earning assets by 57 basis points to 4.18% for the period ended September 30, 2012 compared to 4.75% for the period ended September 30, 2011 as national and local prevailing interest rates continued to decline and the mix of interest-earning assets shifted towards lower yielding investment securities. Interest income on loans in the first nine months of 2012 was $34.8 million compared to $40.1 million for same period in 2011, reflecting a $19.5 million increase in the average loan portfolio to $950.0 million at September 30, 2012 and a 63 basis point decrease in the weighted average yield on loans for the nine months ended September 30, 2012 to 4.88%. Interest income on investment securities for the first nine months of 2012 was $7.1 million compared to $6.6 million for the same period in 2011, reflecting a $60.0 million increase in our average investment securities portfolio to $365.0 million for the period ended September 30, 2012.

Interest Expense. Interest expense decreased $4.1 million, or 26.5%, to $11.4 million during the nine months ended September 30, 2012 compared to $15.5 million during the nine months ended September 30, 2011. The primary reason for this decrease was a decline of 48 basis points on interest-bearing liabilities from 1.77% in 2011 to 1.29% in 2012, which was primarily due to continued re-pricing of deposit accounts and reduction of higher rate FHLB advances. Interest expense on deposits decreased $3.3 million, due to a 42 basis point decline in average rates partially offset by an $819,000 increase in average interest-bearing deposits. Interest expense on borrowings decreased $788,000 as a result of a 107 basis point decline in average rates which was partially offset by an $8.7 million increase in average borrowings in the first nine months of 2012.

Net Interest Income. Net interest income before the provision for loan losses decreased $730,000 for the nine months ended of 2012 compared to the same period in 2011. The decrease was a result of the decline in the net interest margin from 3.18% in the first nine months of 2011 to 3.05% in the first nine months of 2012, which was partially offset by an increase in average earning assets of $23.8 million. For more information on our asset/liability management, especially as it relates to interest rate risk, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk” on Form 10-K for the period ended December 31, 2011

Provision for Loan Losses. The provision for loan losses for the first nine months of 2012 decreased to $4.7 million compared to $9.1 million during last year’s comparable period. The decrease was due to management’s ongoing evaluation of the adequacy of the allowance for loans losses, which was partially attributable to a reduction in net charge offs to $6.0 million in the first nine months of 2012 compared to net charge offs of $9.0 million in the same period in 2011. Non-performing loans to total loans at September 30, 2012 were 2.48% compared to 3.47% at December 31, 2011. Non-performing loans decreased $8.0 million, or 25% as of September 30, 2012 compared to December 31, 2011.

Other Income. Other (non-interest) income increased by $392,000 to $11.0 million during nine months of 2012 compared to $10.6 million in the same period in 2011.

	Nine Months Ended		Amount	Percent
Non-Interest Income	9/30/2012	9/30/2011	Change	Change

Service fee income	$5,049	$5,193	$(144)	-2.8%
Net realized gain on sale of securities	1,575	1,839	(264)	-14.4%
Equity in losses of limited partnerships	(372)	(256)	(116)	-45.3%
Commissions	2,914	2,835	79	2.8%
Net gains on sales of loans	1,388	685	703	102.6%
Net servicing fees (costs)	(126)	(293)	126	-43.0%
Increase in cash surrender value of life insurance	1,017	1,071	(54)	-5.0%
Loss on sale of other real estate and repossessed assets	(523)	(358)	(165)	-46.1%
Net other-than-temporary losses on securities	-	(193)	193	100.0%
Other income	93	100	(7)	-7.0%

Total Non-Interest Income	$11,015	$10,623	$392	3.7%

The increase in non-interest income was primarily due to additional gains on sales of loans and decreased servicing costs of loans as the increased production in the mortgage banking area in combination with the lower market rates allowed for mortgage loans to be sold at gains. Partially offsetting these increases was a decrease in gain on sale of securities due to decreased investment sales in 2012 as well as the decrease in service fee income on deposits due to the reduction in overdraft fee income.

Other Expense. Other (non-interest) expense decreased by $579,000 to $29.7 million in the first nine months of 2012 compared to $30.2 million in the same period in 2011.

	Nine Months Ended		Amount	Percent
Non-Interest Expense	9/30/2012	9/30/2011	Change	Change

Salaries and employee benefits	$15,910	$16,103	$(193)	-1.2%
Net occupancy expenses	1,744	1,917	(173)	-9.0%
Equipment expenses	1,346	1,487	(141)	-9.5%
Data processing fees	1,178	1,153	25	2.2%
Automated teller machine	743	776	(33)	-4.3%
Deposit insurance	939	1,170	(231)	-19.7%
Professional fees	1,188	1,169	19	1.6%
Advertising and promotion	1,214	1,053	161	15.3%
Software subscriptions and publications	1,145	969	176	18.2%
Intangible amortization	745	894	(149)	-16.7%
Other real estate and repossessed assets	691	746	(55)	-7.4%
Other expenses	2,816	2,801	15	0.5%

Total Non-Interest Expense	$29,659	$30,238	$(579)	-1.9%

Non-interest expense decreased primarily as a result of decreased occupancy and equipment expense due to operating one less branch that was closed in March of 2011 and a much milder winter than normal; decreased salaries and benefits primarily due to changes in employee benefits; and decreased FDIC expense due to the decreased assessment base established in 2011 by the FDIC. These decreases were partially offset by increases in software subscriptions and maintenance and an increase in marketing expense.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2012 increased $1.9 million compared to the same period in 2011 because of increased net income. The Company’s effective tax rate increased to 27.3% in the 2012 period from 4.5% in the 2011 period because of increased net income and the decreased low income housing credits as a percentage of net income.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. During the quarter ended September 30, 2012, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At September 30, 2012, the Bank had $57.4 million in commitments to make loans, $5.7 million in undisbursed portions of closed loans, $84.1 million in unused lines of credit and $2.3 million in standby letters of credit.

Liquidity

Information about the Company’s liquidity needs and management is included in Item 7 of the Form 10-K for the year ended December 31, 2011, filed with the SEC on March 16, 2012, under the heading “Liquidity.”

During the third quarter of 2012, our liquidity levels stayed fairly consistent with that of the prior quarter. The Board of Directors requires the Bank to maintain a minimum liquidity ratio of 10% of deposits. At September 30, 2012, our ratio was 29.9%.

At September 30, 2012, the Company on a consolidated basis, had $387.1 million in cash and investment securities available for sale and $4.1 million in loans held for sale generally available for its cash needs. At September 30, 2012, the Bank had the ability to borrow an additional $183.3 million in FHLB advances and other available funding sources, if needed.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying SBLF dividends to the Treasury, amounts owed on its trust preferred securities, any dividends declared to its common shareholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, which are subject to regulatory limits. At September 30, 2012, the Company, on an unconsolidated basis, had $1.7 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

At September 30, 2012, the approved outstanding loan commitments, including unused lines of credit, amounted to $149.8 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2012, totaled $239.8 million; however, due to our competitive rates, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Capital Resources

Effective with the conversion to an Indiana bank charter on January 1, 2012, the Bank became subject to minimum capital requirements imposed by the FDIC, which are substantially the same as the requirements the Bank was previously subject to as a federal savings bank. At September 30, 2012, the Bank’s regulatory capital exceeded these regulatory requirements, and the Bank was well-capitalized under regulatory prompt corrective action standards, consistent with our goals to operate a sound and profitable organization. The FDIC may require the Bank to have additional capital above specific regulatory levels if it believes the Bank is subject to increased risk due to asset problems, high interest rate risk and other risks. The FDIC has not required such additional capital.

When the Company became a bank holding company on January 1, 2012, it became subject to minimum capital requirements imposed by the FRB, which are substantially similar to those imposed on the Bank, including guidelines for bank holding companies to be considered well-capitalized. At September 30, 2012, the Company’s capital levels exceeded the bank holding company capital requirements and it was considered well-capitalized under FRB guidelines, consistent with our goals to operate a sound and profitable organization.

The Company’s and Bank’s relevant capital ratios at September 30, 2012, are reflected below:

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage Capital Level(1):
MutualFirst (Consolidated)	$123,181	8.47%	$57,693	4.0%	$72,117	N/A
MutualBank	129,997	8.94	58,140	4.0	72,674	5.0
Tier 1 Risk-Based Capital Level (2) :
MutualFirst (Consolidated)	$123,181	13.02%	$37,837	4.0%	$56,756	6.0%
MutualBank	129,997	13.76	37,796	4.0	56,694	6.0
Total Risk-Based Capital Level (3) :
MutualFirst (Consolidated)	$135,038	14.28%	$75,674	8.0%	$94,593	10.0%
MutualBank	141,854	15.01	75,592	8.0	94,490	10.0

1. Tier 1 Capital to Average Total Assets of $1.5 billion for the Bank and Company, respectively.

2. Tier 1 Capital to Risk-Weighted Assets of $944.9 million and $945.9 for the Bank and Company, respectively.

3. Total Capital to Risk-Weighted Assets of $944.9 million and $945.9 for the Bank and Company, respectively.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term fixed-rate loans in our portfolio, during the quarter ended September 30, 2012, we sold in the secondary market $19.5 million of fixed rate, one- to four-family mortgage loans with a term to maturity of over 15 years.

In connection with our conversion to a commercial bank charter in the first quarter of 2012; we formulated a new interest rate risk measurement process that measures both earnings and capital risk in accordance with the FDIC guidance on interest rate risk. The following chart indicates the Bank’s percentage change in net income and capital assuming the most severe movement in interest rates as an immediate parallel rate shock in a range from down 100 basis points to up 400 basis points as of September 30, 2012.

Rate Shock	Net Interest Income (% Change)	Capital (% Change)

Up 400 bp	(29.1)%	(30.4)%
Up 300 bp	(20.8)	(18.5)
Up 200 bp	(13.0)	(7.7)
Up 100 bp	(6.0)	(0.4)
Down 100 bp	(5.9)	(20.8)

The Company also does interest rate shocks that are not immediate parallel shocks in various rate scenarios. Management currently believes that interest rate risk is managed appropriately in more practical rate shock scenarios than those in the chart above.

Item - 4 Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2012, was carried out under the supervision of and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management since that date. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that have materially affected, or are likely to materially affect our internal control over financial reporting.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Articles of Incorporation	b
3.2	Articles Supplementary for the Series A Preferred Stock	c
3.3	Articles Supplementary for the SBLF Preferred Stock	a
3.4	Amended Bylaws	k
3.5	Articles Supplementary to the Company’s Charter re: term of appointed directors	l
4.1	Form of Common Stock Certificate	b
4.2	Warrant for Purchase of Shares of Common Stock	c
4.3	Form of Certificate for the Series A Preferred Stock	d
4.4	Form of Certificate for the SBLF Preferred Stock	a
10.1	Employment Agreement with David W. Heeter	p
10.2	Employment Agreement with Patrick C. Botts	p
10.3	Form of Supplemental Retirement Plan Income Agreements for Patrick C. Botts	f
and David W. Heeter
10.4	Named Executive Officer Salaries and Bonus Arrangements for 2012	n
10.5	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker	g
10.6	Form of Agreements for Executive Deferred Compensation Plan for Patrick C. Botts and David W. Heeter	f
10.7	Registrant’s 2001 Stock Option and Incentive Plan	h
10.8	Registrant’s 2001 Recognition and Retention Plan	h
10.9	Director Fee Arrangements for 2012	o
10.10	Director Deferred Compensation Plan	i
10.11	MutualFirst Financial, Inc. 2008 Stock Option and Incentive Plan	d
10.12	MFB Corp. 2002 Stock Option Plan	d
10.13	MFB Corp. 1997 Stock Option Plan	d
10.14	Employment Agreement with Charles J. Viater	p
10.15	Salary Continuation Agreement with Charles J. Viater	d
10.16	Letter Agreement (including Schedule A, Securities Purchase Agreement, dated December 23, 2008 between MutualFirst Financial, Inc. and United States Department of the Treasury with respect to the issuance and sale of the Series A Preferred Stock and Warrant	c
10.17	Loan Agreement with First Tennessee Bank National Association dated December 21, 2009.	m
10.18	Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.19	Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.20	Small Business Lending Fund - Securities Purchase Agreement, dated August 25, 2011, between MutualFirst Financial, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock	a
10.21	Repurchase Agreement dated August 25, 2011, between MutualFirst Financial, Inc. and the United States Department of the Treasury, with respect to the repurchase and redemption of the TARP Preferred Stock	a
10.22	Employment Agreement with Christopher D. Cook	p

11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
18	Letter re change in accounting principles	None
19	Report furnished to security holders	None
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of Experts and Counsel	None
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32
101	Financial Statements from the Company’s Form 10-Q for the period ended September 30, 2012, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) Consolidated Condensed Statements of Income for the Three and Nine Months Ended September 30, 2012 and 2011; (iii) Consolidated Condensed Statement of Stockholders’ Equity for the Period Ended September 30, 2012; (iv) Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2012 and 2011, as follows:	101
	101.INS XBRL Instance Document	101.INS
	101.SCH XBRL Taxonomy Extension Schema Document	101.SCH
	101.CAL XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL
	101.DEF XBRL Taxonomy Extension Definition Linkbase Document	101.DEF
	101.LAB XBRL Taxonomy Extension Labels Linkbase Document	101.LAB
	101.PRE XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE

a	Filed as an exhibit to the Company’s Form 8-K filed on August 26, 2011 and incorporated herein by reference.
b	Filed as an exhibit to the Company’s Form S-1 registration statement filed on September 16, 1999 (File No. 333-87239) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.
c	Filed as an exhibit to the Company’s Form 8-K filed on December 23, 2008 (File No. 000-27905) and incorporated herein by reference.
d	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference.
e	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2004. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
f	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2001. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
g	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2002. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
h	Filed as an Appendix to the Company’s Form S-4/A Registration Statement filed on October 19, 2001 (File No. 333-46510). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
i	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2007. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
j	Filed as an exhibit to the Company’s Form 10-K filed on March 23, 2010 and incorporated herein by reference.
k	Filed as an exhibit to the Company’s Form 8-K filed on October 15, 2007 (File No. 000-27905). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
l	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.

m	Filed as an exhibit to the Company’s Form 8-K filed on December 24, 2009 and incorporated herein by reference.
n	Filed as an exhibit to the Company’s Form 8-K filed on February 15, 2012 and incorporated herein by reference.
o	Filed as an exhibit to the Company’s Form 10-K filed on March 16, 2012 and incorporated herein by reference.
p	Filed as an exhibit to the Company’s Form 10-Q filed on November 14, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2012	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: November 14, 2012	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

10.1	Employment Agreement with David W. Heeter

10.2	Employment Agreement with Patrick C. Botts

10.14	Employment Agreement with Charles J. Viater

10.22	Employment Agreement with Christopher D. Cook

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

101	Financial Statements from the Company’s Form 10-Q for the period ended September 30, 2012, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) Consolidated Condensed Statements of Income for the Three and Nine Months Ended September 30, 2012 and 2011; (iii) Consolidated Condensed Statement of Stockholders’ Equity for the Period Ended September 30, 2012; (iv) Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements Three and Nine Months Ended September 30, 2012 and 2011, as follows:
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

