Form 10-K
period 2012-12-31
MUTUALFIRST FINANCIAL INC
filed 2013-03-22
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock on the Nasdaq Global Market as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $59.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of March 19, 2013, there were 7,081,327 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K-Portions of registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders.

MutualFirst Financial, Inc.

Form 10-K Annual Report for the Year Ended December 31, 2012

PART I

Item 1.	Business

General

MutualFirst Financial, Inc., a Maryland corporation (“MutualFirst” or the “Company”), is the sole owner of MutualBank (“MutualBank” or the “Bank”). On January 1, 2012, the Bank became an Indiana commercial bank regulated by the Indiana Department of Financial Institutions (“IDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). In connection with that conversion, MutualFirst became a bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (“FRB”). Prior to 2012, the Bank was a federal savings bank and the Company was a savings and loan holding company. The words “we,” “our” and “us” in this Form 10-K refer to MutualFirst and MutualBank on a consolidated basis, unless indicated otherwise herein.

At December 31, 2012, we had total assets of $1.4 billion, loans of $974.7 million, deposits of $1.2 billion and stockholders’ equity of $139.5 million. Our executive offices are located at 110 E. Charles Street, Muncie, Indiana 47305-2400. Our common stock is traded on the Nasdaq Global Market under the symbol “MFSF.” For more general information about our business, our SBLF participation and other 2012 material transactions and results, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Overview and Significant Events in 2012.”

Forward-Looking Statements

This Form 10-K contains and our future filings with the SEC, Company press releases, other public pronouncements, stockholder communications and oral statements made by or with the approval of an authorized executive officer will contain “forward-looking statements” through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements include, but are not limited to:

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets;

•	changes in general economic conditions, either nationally or in our market areas;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the Treasury and the FRB;

•	changes in the levels of general interest rates and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources;

•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;

•	decreases in the secondary market for the sale of loans that we originate;

•	results of examinations of us by the IDFI, FDIC, FRB or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•	legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

•	the uncertainties arising from our participation in the SBLF or any future redemption of the SBLF shares issued to Treasury;

•	our ability to attract and retain deposits;

•	increases in premiums for deposit insurance;

•	management’s assumptions in determining the adequacy of the allowance for loan losses;

•	our ability to control operating costs and expenses;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risks associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	a failure or security breach in the computer systems on which we depend;

•	our ability to retain members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	adverse changes in the securities markets;

•	changes in our ability to access the capital markets;

•	inability of key third-party providers to perform their obligations to us;

•	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this Form 10-K.

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

Market Area

We are a community-oriented bank offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Muncie, Indiana and offer our financial services through 31 full service retail financial center offices in Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties. MutualBank also has trust offices in Carmel and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. We originate residential mortgage and commercial loans in the counties contiguous to those counties. We also originate indirect consumer loans throughout Indiana and contiguous states as described in “Lending Activities - Consumer and Other Lending.”

The market areas where MutualBank operates in Indiana have experienced an unemployment rate that has exceeded the federal and state unemployment rates, though that difference had decreased in 2012. At the end of 2012, the unemployment rate (not seasonally adjusted) was 7.6% at the federal level and 8.5% at the state level, compared to 8.3% and 8.7% at the end of 2011 at the federal and state level, respectively. Our footprint had an unemployment rate of 9.2% and 9.9% at year-end 2012 and 2011, respectively. Our markets are experiencing new jobs in the railroad and alternative energy technology industries, and jobs in the auto and recreational vehicles industry have improved since the beginning of the recession. Due to national, state and local economic conditions, values for commercial and development real estate in our market area have declined significantly in recent years, which has depressed the market for these properties and for commercial lending. During 2012, improvements in local home values, unemployment and the local economy resulted in increasing levels of home sales and residential mortgage activity. Economic forecasts for 2013 include continuing, but not significant, improvement in unemployment and the overall economy in our footprint markets.

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

Internet Website and Information

The Company maintains a website at www.bankwithmutual.com - “About Us – Investor Relations.” The information contained on that website is not included as part of or incorporated by reference into this Form 10-K. The Company’s filings with the SEC are available on that website and also are available on the SEC website at sec.gov - “Search for Company Filings.”

Lending Activities

General. Our loans carry either a fixed- or an adjustable-rate of interest. At December 31, 2012, our net loan portfolio totaled $974.7 million, which constituted 68.5% of our total assets. Our loan portfolio increased by 8.1% in 2012, primarily due to increased residential lending as the housing market in our market area improved; however, that increase was slightly offset by a decrease in consumer loans while the commercial portfolio remained flat.

Loans up to $600,000 may be approved by certain individual loan officers. Loans in excess of $600,000, but not in excess of $1.2 million, may be approved by one Executive Loan Committee member along with one other loan officer to the total of their combined individual lending authority. Loans up to $3.0 million or to a borrower whose aggregate debt is no more than $5.0 million, may be approved by a majority vote of the Executive Loan Committee. All loans in excess of $3.0 million and loans of any amount to a borrower whose aggregate debt will exceed $5.0 million must be approved by the Board of Directors. The aggregate limit may be increased or decreased by guidance by the Board for a specific borrower.

Major loan customers. At December 31, 2012, the maximum amount that we could lend to any one borrower and the borrower’s related entities was approximately $21.6 million. At December 31, 2012, our five largest lending relationships were with commercial borrowers and constituted an aggregate of $25.0 million in loans outstanding and $34.3 million, or 3.4%, of our $995.7 million gross loan portfolio in loans and commitments. As of December 31, 2012, our largest lending relationship to a single borrower or group of related borrowers consisted of three loans with a total commitment of $10.2 million, with $6.5 million outstanding at year-end. All of the loans in this relationship are secured by commercial real estate and other business assets and a guarantee from the business principals. The loans to this group of borrowers were current and performing as of December 31, 2012.

Our next four largest relationships consist of $7.0 million in loans and commitments with $6.8 million outstanding which is secured primarily by commercial real estate; $5.8 million in loans and commitments outstanding with $2.0 million outstanding which is unsecured; $5.8 million committed and outstanding which is secured primarily by commercial real estate; and $5.6 million in loans and commitments with $4.0 outstanding which is secured primarily by commercial real estate. As of December 31, 2012, all loans within these relationships were performing as agreed.

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2012			2011			2010			2009			2008
	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$507,725	(1)	50.99%	$436,417	(2)	47.35%	$468,502	(3)	46.38%	$480,832	(4)	44.60%	$521,364	(5)	46.11%
Commercial	203,613		20.45	197,390		21.42	199,517		19.75	206,944		19.20	253,391		22.41
Construction and development	17,462		1.76	20,831		2.26	49,803		4.93	53,045		4.92	12,232		1.08
Total real estate loans	728,800		73.20	654,638		71.03	717,822		71.06	740,821		68.72	786,987		69.60

Other Loans:
Consumer Loans:
Automobile	15,572		1.56	15,203		1.65	16,047		1.59	18,848		1.75	22,715		2.01
Residential	100,516		10.10	96,864		10.51	103,566		10.25	107,046		9.93	111,799		9.89
Boat/RVs	76,416		7.67	83,557		9.07	102,015		10.10	127,244		11.80	126,812		11.22
Other	6,598		0.66	6,760		0.73	6,157		0.61	6,650		0.62	7,066		0.62
Total consumer loans	199,102		19.99	202,384		21.96	227,785		22.55	259,788		24.10	268,392		23.74

Commercial business loans	67,773		6.81	64,628		7.01	64,611		6.40	77,384		7.18	75,290		6.66
Total other loans	266,875		26.80	267,012		28.97	292,396		28.94	337,172		31.28	343,682		30.40
Total loans receivable, gross	995,675		100.00%	921,650		100.00%	1,010,218		100.00%	1,077,993		100.00%	1,130,669		100.00%

Less:
Undisbursed portion of loans	7,418			5,352			7,212			2,546			4,372
Deferred loan fees and costs	(2,432)			(2,418)			(2,750)			(3,182)			(3,484)
Allowance for losses	16,038			16,815			16,372			16,414			15,107
Total loans receivable, net	$974,651			$901,901			$989,384			$1,062,215			$1,114,674

(1)	Includes loans held for sale of $5.1 million.
(2)	Includes loans held for sale of $1.4 million.
(3)	Includes loans held for sale of $10.5 million.
(4)	Includes loans held for sale of $2.5 million.
(5)	Includes loans held for sale of $1.5 million.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2012			2011			2010			2009			2008
	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent
	(Dollars in thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$361,551	(1)	36.31%	$258,288	(2)	28.02%	$270,782	(3)	26.80%	$257,044	(4)	23.84%	$261,969	(5)	23.17%
Commercial	118,828		11.93	114,615		12.44	114,806		11.36	117,108		10.86	118,323		10.46
Construction and development	3,673		0.37	2,518		0.27	11,982		1.19	14,528		1.35	9,724		0.86
Total real estate loans	484,052		48.61	375,421		40.73	397,570		39.35	388,680		36.06	390,016		34.49

Consumer	149,082		14.97	154,717		16.79	180,749		17.89	215,434		19.98	229,326		20.28
Commercial business	30,321		3.05	24,195		2.63	27,999		2.77	40,025		3.71	37,865		3.35
Total fixed-rate loans	663,455		66.63	554,333		60.15	606,318		60.02	644,139		59.75	657,207		58.13

Adjustable-Rate Loans:
Real estate:
One- to four-family	146,174		14.68	178,129		19.33	197,720		19.57	223,788		20.76	259,395		22.94
Commercial	84,785		8.52	82,775		8.98	84,711		8.39	89,836		8.33	135,068		11.95
Construction and development	13,789		1.38	18,313		1.99	37,821		3.74	38,517		3.57	2,508		0.22
Total real estate loans	244,748		24.58	279,217		30.30	320,252		31.70	352,141		32.67	396,971		35.11

Consumer	50,020		5.02	47,667		5.17	47,036		4.66	44,354		4.11	39,066		3.46
Commercial business	37,452		3.76	40,433		4.38	36,612		3.62	37,359		3.47	37,425		3.31
Total adjustable-rate loans	332,220		33.37	367,317		39.85	403,900		39.98	433,854		40.25	473,462		41.87
Total loans	995,675		100.00%	921,650		100.00%	1,010,218		100.00%	1,077,993		100.00%	1,130,669		100.00%

Less:
Undisbursed portion of loans	7,418			5,352			7,212			2,546			4,372
Deferred loan fees and costs	(2,432)			(2,418)			(2,750)			(3,182)			(3,484)
Allowance for losses	16,038			16,815			16,372			16,414			15,107
Total loans receivable, net	$974,651			$901,901			$989,384			$1,062,215			$1,114,674

(1)	Includes loans held for sale of $5.1 million.
(2)	Includes loans held for sale of $1.4 million.
(3)	Includes loans held for sale of $10.5 million.
(4)	Includes loans held for sale of $2.5 million.
(5)	Includes loans held for sale of $1.5 million.

The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2012. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The total amount of loans due after December 31, 2013 that have predetermined interest rates is $628.6 million, and the total amount of loans due after such date which have floating or adjustable interest rates is $276.6 million. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to Four- Family(1)		Multi-family and Commercial		Construction and Development		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During Years Ending December 31,
2013(2)	$508	6.49%	$31,991	5.38%	$11,551	4.27%	$7,889	6.41%	$33,536	3.73%	$85,475	4.68%
2014	517	5.78	17,983	6.05	1,021	4.15	5,460	6.12	3,140	5.25	28,121	5.90
2015	1,216	5.97	14,029	6.27	1,246	3.86	7,649	6.56	8,444	3.41	32,584	5.49
2016 and 2017	5,591	5.26	58,007	5.09	1,056	5.02	22,227	6.27	12,627	5.03	99,508	5.35
2018 to 2019	16,874	4.47	19,450	5.33	677	4.65	15,754	7.33	5,749	4.22	58,504	5.5
2020 to 2034	290,111	3.72	57,080	5.20	1,911	5.43	140,123	6.25	4,277	4.91	493,502	4.63
2035 and following	187,802	4.55	5,073	4.44	-	-	-	-	-	-	192,875	4.55
Total	$502,619	4.08%	$203,613	5.34%	$17,462	4.42%	$199,102	6.35%	$67,773	4.12%	$990,569	4.81%

(1)	Does not include mortgage loans held for sale.
(2)	Includes demand loans, loans having no stated maturity and overdraft loans.

One- to Four-Family Residential Real Estate Lending. We originate loans secured by first mortgages on owner-occupied, one- to four-family residences in our market areas for purchase, refinance and construction purposes. At December 31, 2012, these loans totaled $507.7 million, or 51.0% of our gross loan portfolio.

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

We originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, and, generally maintain a tax or insurance escrow account for these loans. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with the secondary market and other local financial institutions and are consistent with our internal needs. Adjustable-rate mortgage or ARM loans are offered with initial rate terms between one and 10 years. After the initial period, the interest rate for each ARM loan adjusts annually for the remainder of the term of the loan using a margin over the standard one-year treasury index. During fiscal 2012, we originated $16.8 million of one- to four-family ARM loans and $214.5 million of one- to four-family fixed-rate mortgage loans. By way of comparison, during fiscal 2011, we originated $19.5 million of one- to four-family ARM loans and $123.0 million of one- to four-family fixed-rate mortgage loans.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years and are generally fully amortizing, with payments due monthly. A majority of loans with fixed-rate maturities in excess of 15 years are sold on the secondary market. Some loans are retained if their terms meet current portfolio needs consistent with balance sheet objectives. These retained loans normally remain outstanding, however, for a substantially shorter period of time because of home sales, refinancing and other prepayments. A significant change in interest rates could alter considerably the average life of a residential loan in our portfolio. Our one- to four-family loans are generally not assumable, do not contain prepayment penalties and do not permit negative amortization of principal. Most are written using underwriting guidelines that make them readily saleable in the secondary market. At December 31, 2012, our fixed-rate one- to four-family mortgage loan portfolio totaled $361.6 million, or 36.3% of our gross loan portfolio.

Our one- to four-family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years, with payments due monthly. Our ARM loans generally provide for specific minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment on the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds. In order to remain competitive in our market areas, we sometimes originate ARM loans at initial rates below the fully indexed rate. ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s required payments increase, which may increase the potential for default. Our payment history for ARM loans has not been substantially different from fixed rate loans. See “Asset Quality - Non-performing Assets” and “Classified Assets.” At December 31, 2012, our one- to four-family ARM loan portfolio totaled $146.2 million, or 14.7% of our gross loan portfolio.

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

Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate (CRE) loans for acquisition and renovation. These loans are secured by the real estate and improvements financed, and the collateral ranges from industrial and commercial buildings to churches, office buildings and multi-family housing complexes. We also have a limited amount of farm loans. At December 31, 2012, multi-family and commercial real estate loans totaled $203.6 million, or 20.5% of our gross loan portfolio.

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

Construction and Development Lending. MutualBank makes a variety of commercial loans for the purpose of construction or development of commercial and residential real estate. At the present time, there is very little new activity in this type of lending, due to economic and housing environments.

Existing residential development loans are typically located within our market areas and are granted to developers and builders with previous borrowing experience with MutualBank. Financing of a development may include funding of land acquisition and development costs for lots as well as individual construction loans for speculative or pre-sold homes. We also provide construction-permanent financing for owner-occupied commercial properties for our business customers in our market areas as well as some income-producing property to established borrowers. We have a limited number of commercial real estate development loans. At December 31, 2012, we had $17.5 million in construction and development loans outstanding, representing 1.8% of our gross loan portfolio.

Loans financing land development may include funding the acquisition of the land, the infrastructure and lot sales. Development loans are secured by real estate and repaid through proceeds from the sale of lots. The maximum loan amount should not exceed 75% of the appraised value and projected lot sales should show full payout within 24-36 months of each phase being financed. Where the development loan is to be repaid through lot sales to third parties, the loan should be paid in full when no more than 80% of the lots in the phase or development are sold. Release prices should not be less than 85% of the net sales proceeds, or 125% of the original committed amount per lot, whichever is greater.

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

Consumer and Other Lending. Consumer loans generally have shorter terms to maturity and carry higher rates of interest than residential mortgage loans. This reduces our exposure to interest rate risk on those loans. In addition, consumer loan products help to expand and create stronger ties to our customer base by increasing the number of customer relationships and providing cross-marketing opportunities. We offer a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto, boat and recreational vehicle loans, and loans secured by savings deposits. We also offer a limited amount of credit card and unsecured consumer loans. We originate consumer loans both in our market area through our financial centers and throughout Indiana as well as making consumer loans to customers residing in contiguous states through our indirect lending program. We employ credit scoring models for all consumer loan applications. These models evaluate credit and application attributes, with a review of the borrower’s employment and credit history and an assessment of the borrower’s ability to repay the loan. Consumer loans may entail greater risk than one- to four-family residential mortgage loans, especially consumer loans secured by rapidly depreciable assets, such as automobiles, boats and recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by economic downturn, job loss, divorce, illness or personal bankruptcy. At December 31, 2012, our consumer loan portfolio totaled $199.1 million, or 20.0% of our gross loan portfolio.

At December 31, 2012, our consumer loans on residential properties, including home equity lines of credit and home improvement loans, totaled $100.5 million, or 10.1% of our gross loan portfolio. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. The term to maturity on our home equity and home improvement loans may be up to 15 years. Most home equity lines of credit have a maximum term to maturity of 20 years and require a minimum monthly payment based on the outstanding loan balance per month, which amount may be re-borrowed at any time. A limited number of home equity lines of credit are approved with monthly payments of accrued interest only. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

At December 31, 2012, auto loans totaled $15.6 million, or 1.6% of our gross loan portfolio. Auto loans may be written for up to six years and usually have a fixed rate of interest. Loan-to-value ratios are up to 100% of the MSRP or 120% of invoice for new autos and 110% of value on used cars, based on valuation from official used car guides. Loans for boats and recreational vehicles totaled $76.4 million at December 31, 2012, or 7.7% of our gross loan portfolio. Approximately $73.0 million of our auto, boat and recreational vehicle loans at December 31, 2012 had been originated indirectly through dealers and retailers. We generally buy indirect auto loans on a rate basis, paying the dealer a cash payment for loans with an interest rate in excess of the rate we require. This premium is amortized over the remaining life of the loan. As specified in written agreements with these dealers, prepayments or delinquencies are charged to future amounts owed to that dealer, with no dealer reserve or other guarantee of payment if the dealer stops doing business with us.

Commercial Business Lending. At December 31, 2012, commercial business loans totaled $67.8 million, or 6.8% of our gross loan portfolio. Most of our commercial business loans have been extended to finance businesses in our market area. Credit accommodations extended include lines of credit for working capital needs, term loans to purchase capital goods and real estate, development lending to foster residential, business and community growth and agricultural lending for inventory and equipment financing.

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

During 2011, we became a participant in Treasury’s SBLF program by issuing shares of preferred stock to Treasury in exchange for its $28.9 million investment in our Company. The dividend rate on this preferred stock was initially 5%; but it can decrease during the nine quarters following the August 2011 issuance based on increases in our qualifying small business lending. We have sought to increase this lending; however, depressed economic conditions and strong competition have impeded our success. As a result, as we entered 2013, the rate on the SBLF stock remains at 5%. For more information regarding our participation in the SBLF program, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 of the Notes to Consolidated Financial Statements contained in Item 8.

Loan Originations, Purchases, Sales and Repayments. We originate loans through referrals from real estate brokers and builders, our marketing efforts, and our existing and walk-in customers. Historically, we have originated many of our non-real estate consumer loans through relationships with dealerships. While we originate adjustable-rate and fixed-rate loans, our ability to originate loans depends upon customer demand for loans in our market areas. Demand is affected by local competition and the interest rate environment. During the last several years, due to low market rates of interest, our dollar volume of fixed-rate, one- to four-family loans has exceeded the dollar volume of the same type of adjustable-rate loans. As part of our interest rate risk management efforts, we have from time to time sold our fixed rate, one- to four-family residential loans. We have occasionally purchased adjustable rate one- to four-family residential and commercial real estate loans.

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

During the year ended December 31, 2012, we sold $45.3 million of one- to four-family mortgage loans on the secondary market to FHLMC and FNMA. As part of our interest rate risk management, the Company chose to sell these loans and recognized a gain on sale of $1.9 million.

The following table shows our loan origination, purchase, sale and repayment activities for the years indicated. There were no loan purchases during the years ended December 31, 2012, 2011 or 2010.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Originations by type:
Adjustable rate:
Real estate:
One- to four-family	$16,766	$19,450	$26,059
Commercial real estate	15,823	5,836	3,391
Construction and development	1,146	619	336
Non-real-estate:
Consumer	312	192	754
Commercial business	2,964	1,008	620
Total adjustable-rate	37,011	27,105	31,160
Fixed rate:
Real estate:
One- to four-family	214,478	123,015	157,283
Commercial real estate	22,215	4,979	11,620
Construction and development	1,438	488	1,940
Non-real-estate:
Consumer	27,765	17,210	12,569
Commercial business	10,664	5,556	6,380
Total fixed-rate	276,560	151,248	189,792
Total loans originated	313,571	178,353	220,952

Sales and Repayments:
Sales:
Real estate:
One- to four-family	45,264	80,226	82,796
Total loans sold	45,264	80,226	82,796
Principal repayments	191,541	178,485	217,549
Total reductions	236,805	258,711	300,345
Increase (decrease) in other items, net	(7,681)	1,917	(1,400)
Net increase (decrease)	$69,085	$(78,441)	$(80,793)

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

Delinquent Loans. The following table sets forth, as of December 31, 2012, the amounts and categories of delinquent loans that were still accruing interest.

	Accruing Loans Delinquent For
	30 to 59 Days	60 to 89 Days
	(Dollars in thousands)

Real Estate Loans:
One- to four-family	$11,753	$2,001
Commercial	996	991
Construction and development	192	-
Consumer	2,869	760
Commercial business	259	123
Total	$16,069	$3,875
Total as a percentage of total loans	1.6%	0.4%

Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated. Generally, loans are placed on non-accrual status when the loan becomes more than 90 days delinquent or sooner when collection of interest becomes doubtful. At December 31, 2012, we had troubled debt restructurings totaling $13.6 million, $3.9 million of which were included in non-accruing loans. Troubled debt restructurings involve forgiving a portion of interest or principal or making other adjustments to assist a borrower who is unable to meet the original terms of the loan. These restructurings are included in non-accruing loans until they perform according to the modified terms for six months. Then, if continued payments under the modified terms are deemed probable, they are removed from non-accrual status. Foreclosed assets owned include assets acquired in settlement of loans.

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accruing loans(1):
One- to four-family	$10,791	$10,080	$12,012	$15,980	$8,024
Commercial real estate	2,450	7,592	6,040	9,057	7,723
Construction and development	5,989	9,314	7,399	-	-
Consumer	2,865	2,565	3,713	3,739	1,851
Commercial business	1,315	1,160	1,019	1,873	2,693
Total	23,410	30,711	30,183	30,649	20,291

Accruing loans delinquent 90 days or more:
One- to four-family	177	1,127	1,449	1,861	1,284
Commercial real estate	-	-	-	-	189
Consumer	96	-	97	73	-
Total	273	1,127	1,546	1,934	1,473

Total nonperforming loans	23,683	31,838	31,729	32,583	21,764

Foreclosed assets:
One- to four-family	5,757	4,426	2,645	3,483	1,786
Commercial real estate	1,138	2,003	2,288	1,941	1,193
Construction and development	50	97	97	-	-
Consumer	755	849	1,078	1,927	1,861
Commercial business	-	17	19	-	-
Total	7,700	7,392	6,127	7,351	4,840

Non-performing investments	-	-	-	100	-

Total non-performing assets	$31,383	$39,230	$37,856	$40,034	$26,604
Total as a percentage of total assets	2.21%	2.75%	2.69%	2.86%	1.92%

(1) Includes non-performing troubled debt restructurings.

For the year ended December 31, 2012, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.2 million. The amount included in interest income on these loans for the year ended December 31, 2012, was $573,000.

See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition at December 31, 2012 Compared to December 31, 2011 - Delinquencies and Non-performing Assets” for more information on our nonperforming assets.

Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 2012, there was an aggregate of $8.3 million of loans with respect to which known information about the possible credit problems of the borrowers has caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the non-performing asset categories. Due to stabilized economic conditions, we have seen a decrease in the amount of these loans during 2012, primarily in commercial loans. These loans have been considered in management’s determination of the adequacy of our allowance for loan losses. Management reviews each of these relationships at least quarterly to determine if further downgrades and specific loan allocations are prudent. Included in the $8.3 million above are 21 commercial real estate loans totaling $4.4 million, five construction and development loans totaling $2.1 million, three commercial business loans totaling $1.0 million and two residential mortgage loans totaling $788,000. Loans totaling $3.0 million had corresponding specific loan loss allocations established of $944,000, and the majority of these loans were current as of December 31, 2012.

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

In connection with the filing of the Bank’s periodic reports with the FDIC and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review, at December 31, 2012, we had classified $56.3 million of the Bank’s assets as substandard or doubtful; including $6.7 million in substandard investments, $7.7 million in other real estate owned and repossessed assets, $41.1 million in substandard loans, and $800,000 in doubtful loans. The total amount classified represented 40.5% of our stockholders’ equity and 4.0% of our assets at December 31, 2012, compared to 50.1% and 4.7%, respectively, at December 31, 2011.

Provision for Loan Losses. We recorded a provision for loan losses during the year ended December 31, 2012 of $6.0 million, compared to $13.1 million for the year ended December 31, 2011 and $7.1 million for the year ended December 31, 2010. The provision for loan losses decreased in 2012 due to decreases in our non-performing or troubled loans, which warranted decreases in our allowance for loan losses. Net charge-offs decreased to $6.8 million in 2012 compared to $12.7 million in 2011. The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Allowance for Loan Losses.”

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

At December 31, 2012, our allowance for loan losses was $16.0 million, or 1.6% of the total loan portfolio, and approximately 67.7% of total non-performing loans. Our current allowance for loan losses balance has decreased 1.1% over the level at year-end 2011. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that are susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$16,815	$16,372	$16,414	$15,107	$8,352

Charge-offs:
Commercial	4,493	8,260	1,752	1,374	1,778
Mortgage	1,901	3,432	3,345	1,728	480
Consumer	1,608	2,126	3,195	3,154	2,174
Total charge-offs	8,002	13,818	8,292	6,256	4,432

Recoveries:
Commercial	586	146	93	186	615
Mortgage	239	274	298	110	42
Consumer	375	741	809	767	556
Total recoveries	1,200	1,161	1,200	1,063	1,213

Net charge-offs	6,802	12,657	7,092	5,193	3,219
Amount acquired in acquisitions	-	-	-	-	2,954
Provisions charged to operations	6,025	13,100	7,050	6,500	7,020
Balance at end of period	$16,038	$16,815	$16,372	$16,414	$15,107

Ratio of net charge-offs during the period to average loans outstanding during the period	0.71%	1.31%	0.69%	0.47%	0.34%

Allowance as a percentage of non-performing loans	67.72%	52.81%	51.60%	50.38%	69.41%

Allowance as a percentage of total loans (end of period)	1.63%	1.83%	1.64%	1.53%	1.34%

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

Our investment securities currently consist of U.S. Agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal securities and corporate obligations. Our mortgage-backed securities portfolio currently consists of securities issued under government-sponsored agency programs. See Note 4 of the Notes to Consolidated Financial Statements contained in Item 8.

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, these securities remain subject to the risk that a fluctuating interest rate environment, along with other factors like the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the mortgage loans and affect both the prepayment speed and value of the securities.

In the past, we also have maintained a trading portfolio of U.S. Government securities. We are permitted by the Board of Directors to have a portfolio of up to $5.0 million and to trade up to $2.0 million in these securities at any one time. At December 31, 2012, however, we did not have a trading portfolio. See Note 4 of the Notes to Consolidated Financial Statements contained in Item 8.

A majority of MutualBank’s investment portfolio is under the management of its wholly owned subsidiary, Mutual Federal Investment Company. Mutual Federal Investment Company, a Nevada corporation, holds, services, manages and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to Mutual Federal Investment Company. Mutual Federal Investment Company’s investment policy, for the most part, mirrors that of the Bank. Mutual Federal Investment Company has hired a third party investment advisor to manage its securities portfolio, subject to the oversight of their Board of Directors. At December 31, 2012, MutualBank had $281.2 million in consolidated investment securities. The portfolio is comprised of available for sale securities. At that date, Mutual Federal Investment Company managed $241.8 million of the total available for sale portfolio.

The following table sets forth the composition of our investment and mortgage-related securities portfolio and our other investments at the dates indicated. As of December 31, 2012, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment securities available-for-sale:
Mutual funds	$-	$-	$-	$-	$1,723	$1,702
Government sponsored entities	13,008	13,014	2,012	2,014	7,941	7,837
Mortgage-backed securities	121,260	126,375	198,039	202,846	119,017	118,275
Collateralized mortgage obligations	114,782	118,235	97,098	100,061	112,615	112,224
Corporate obligations	24,147	20,309	27,488	22,399	6,888	2,645
Municipal obligations	3,129	3,264	3,364	3,558	2,460	2,482
Total investment securities held for sale	276,326	281,197	328,001	330,878	250,644	245,165

Investment in limited partnerships	2,603	N/A	3,113	N/A	3,624	N/A
Federal Home Loan Bank stock	14,391	N/A	14,391	N/A	16,682	N/A
Total investments	$293,320	$281,197	$345,505	$330,878	$270,950	$245,165

The following table indicates, as of December 31, 2012, the composition and maturities of our investment securities, excluding Federal Home Loan Bank (“FHLB”) stock.

	Due in
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale:
Corporate obligations	$-	$17,404	$-	$6,743	$24,147	$20,309
Government sponsored entities	-	5,000	9,946	1,183	16,129	16,270
Small business administration	1	-	7	-	8	8
Mortgage-backed securities	3	37	9,454	226,548	236,042	244,610
	$4	$22,441	$19,407	$234,474	$276,326	$281,197

Weighted average yield	4.85%	1.71%	2.75%	2.68%	2.61%

MutualBank routinely conducts reviews to identify and evaluate each investment security to determine if any other-than-temporary impairment (“OTTI”) has occurred. During the year ended December 31, 2012, we did not have any OTTI on our investments compared to the $193,000 OTTI we recorded in 2011 on three pooled trust preferred securities that were deemed to be impaired after analyzing the underlying collateral and determining the amount of additional losses needed in the individual pools to create a shortfall in interest or principal payments. Those securities continue to be deemed impaired as of December 31, 2012. All trust preferred securities were priced using a discounted cash flow analysis as of December 31, 2012.

Pooled Trust Preferred Securities. The Company has invested in pooled trust preferred securities. At December 31, 2012, the current par balance of our pooled trust preferred securities was $8.2 million. The original par value of these securities was $10.3 million prior to the OTTI write-downs in 2011 and earlier, based on valuations by a third party. OTTI taken on trust preferred securities prior to 2012 was the result of deterioration in the performance of the underlying collateral. The deterioration was the result of increased defaults and deferrals of dividend payments in the current year, creating credit impairment along with weakening financial performance of performing collateral, increasing the risk of future deferrals of dividends and defaults. No additional OTTI was determined in 2012.

The following table provides additional information related to the Bank’s investment in trust preferred securities as of December 31, 2012.

Deal	Class	Original Par	Book Value	Fair Value	Unrealized Loss	Realized Losses 2012	Lowest Rating	Number of Banks/ Insurance Companies Currently Performing	Actual Deferrals/ Defaults (as % of original collateral)	Total Projected Defaults (as a % of performing collateral)(1)	Excess Subordination (after taking into account best estimate of future deferrals/ defaults)(2)
	(Dollars in thousands)
Alesco Preferred Funding IX	A2A	$1,000	$903	$379	$524	$-	B2	43	17.39%	15.56%	44.37%
Preferred Term Securities XIII	B1	1,000	822	233	589	-	Ca	41	34.35%	25.91%	-%
Preferred Term Securities XVIII	C	1,000	918	223	695	-	Ca	49	28.57%	15.69%	3.27%
Preferred Term Securities XXVII	C1	1,000	710	210	500	-	C	32	26.61%	22.29%	6.23%
U.S. Capital Funding I	B1	3,000	2,891	1,224	1,667	-	Caa1	28	15.90%	12.03%	2.64%
U.S. Capital Funding III	B1	1,000	500	206	294	-	Ca	28	24.94%	16.30%	-%

Total		$8,000	$6,744	$2,475	$4,269	$-

(1)	A 10% recovey is applied to all projected defaults by depository institutions. A 15% recovery is applied to all projected defaults by insurance companies. No recovery is applied to current defaults.
(2)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

The Bank’s trust preferred securities valuation was prepared by an independent third party. Their approach for determining fair value involved several steps including: (1) a detailed credit and structural evaluation of each piece of collateral in the trust preferred securities; (2) collateral performance projections for each piece of collateral in the trust preferred security; (3) terms of the trust preferred structure, as laid out in the indenture; and (4) discounted cash flow modeling.

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

Investments in Limited Partnerships. MutualBank has investments in eight Indiana limited partnerships that were organized to construct, own and operate two multi-unit apartment complexes in the Indianapolis area, one in Findley, Ohio, two in Goshen, Indiana, one in Elkhart, Indiana, and two in Niles, Michigan (the Pedcor Projects). The general partner in each of these Pedcor Projects is Pedcor Investments. All of the Pedcor Projects are operated as multi-family, low and moderate-income housing projects and have been performing as planned for several years.

A low-and-moderate income housing project qualifies for certain federal income tax credits if it is a residential rental property, the units are used on a non-transient basis, and at least 20% of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% or less of the area median gross income. Qualified low-income housing projects generally must comply with these and other rules for 15 years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitation for use as a general business credit, but no basis reduction is required for any portion of the tax credit claimed. As of December 31, 2012, at least 86% of the units in the Pedcor Projects were occupied, and all of the tenants met the income test required for the tax credits. Three of the eight projects continue to provide tax credits to the Bank.

We received tax credits totaling $283,000 for the year ended December 31, 2012, $445,000 for the year ended December 31, 2011 and $592,000 for the year ended December 31, 2010 from the Pedcor Projects. The Pedcor Projects continue to incur operating losses. We have accounted for our investments in the Pedcor Projects on the equity method. Accordingly, we have recorded our share of these losses as reductions to MutualBank’s investments in the Pedcor Projects. Of the eight investments in Pedcor projects, the Bank has written three projects down to zero.

The following summarizes MutualBank’s equity in the Pedcor Projects’ losses and tax credits recognized in our consolidated financial statements.

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Investments in Pedcor low income housing projects	$2,603	$3,113	$3,624

Equity in income (losses), net of income tax effect	$(329)	$(253)	$(337)
Tax credit	283	445	592
Increase (decrease) in after-tax income from Pedcor investments	$(46)	$192	$255

See Note 8 of the Notes to Consolidated Financial Statements contained in Item 8 for additional information regarding our limited partnership investments.

Sources of Funds

General. Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits. We offer deposit accounts to consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market areas. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. Occasionally we will accept brokered deposits from a broker but only if no fee is paid. At December 31, 2012, our brokered deposits totaled $17.5 million, or 1.48% of total deposits, with an average interest rate of 1.57% and a two-year weighted-average maturity.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition. The variety of our deposit accounts has allowed us to be competitive in obtaining funds and to respond to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, we believe that our deposits are relatively stable sources of funds. Our ability to attract and maintain these deposits and the rates paid on those deposits has been and will continue to be affected significantly by economic and market conditions.

The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2012, we were in compliance with these reserve requirements.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	December 31
	2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transactions and savings deposits:
Noninterest bearing accounts	$138,269	11.68%	$123,936	10.61%	$113,455	10.12%
Savings accounts	110,211	9.31	98,122	8.40	88,687	7.91
Interest-bearing NOW and demand accounts	259,220	21.89	218,915	18.74	179,504	16.00
Money market accounts	98,366	8.31	85,069	7.28	67,987	6.06
Total non-certificates	606,066	51.19	526,042	45.03	449,633	40.09

Certificates:
0.00 -1.99%	359,631	30.37	371,929	31.83	285,657	25.47
2.00 -3.99%	184,403	15.57	210,060	17.98	313,762	27.98
4.00 -5.99%	33,909	2.86	60,316	5.16	72,452	6.46
6.00 -7.99%	-	-	10	0.00	65	0.01
Total certificates	577,943	48.81	642,315	54.97	671,936	59.91
Total deposits	$1,184,009	100.00%	$1,168,357	100.00%	$1,121,569	100.00%

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2012.

	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2013	$52,534	$11,833	$1,341	$-	$65,708	11.37%
June 30, 2013	40,112	8,879	849	-	49,840	8.62%
September 30, 2013	78,203	16,727	1,241	-	96,171	16.64%
December 31, 2013	27,997	20,222	26,832	-	75,051	12.99%
March 31, 2014	9,416	25,658	3,523	-	38,597	6.68%
June 30, 2014	22,382	16,042	10	-	38,434	6.65%
September 30, 2014	7,888	8,140	-	-	16,028	2.77%
December 31, 2014	10,905	7,870	-	-	18,775	3.25%
March 31, 2015	4,411	9,950	-	-	14,361	2.48%
June 30, 2015	10,804	16,179	-	-	26,983	4.67%
September 30, 2015	15,988	16,930	-	-	32,918	5.70%
December 31, 2015	4,151	2,081	-	-	6,232	1.08%
Thereafter	74,840	23,892	113	-	98,845	17.10%
Total	$359,631	$184,403	$33,909	$-	$577,943	100.00%

Percent of total	62.23%	31.91%	5.87%	0.00%	100.00%

The following table indicates, as of December 31, 2012, the amount of our certificates of deposit and other deposits by time remaining until maturity.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates of deposit less than $100,000	$38,641	$36,415	$103,191	$174,712	$352,959
Certificates of deposit of $100,000 or more	18,982	13,188	63,127	118,355	213,652
Public funds(1)	5,795	237	5,000	300	11,332
Total certificates of deposit	$63,418	$49,840	$171,318	$293,367	$577,943

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

We may obtain advances from the FHLB of Indianapolis upon the pledging of certain mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2012 we had $74.7 million in FHLB advances outstanding. Based on current collateral levels, we could borrow an additional $225.8 million from the FHLB at prevailing interest rates. In order to have access to FHLB advances, we are required to own stock in the FHLB of Indianapolis. At December 31, 2012, we had $14.4 million in that stock. We continue to monitor the activities of the FHLB of Indianapolis and believe they have the ability to meet our borrowing needs during this difficult economic environment.

In 2009, the Company borrowed $10.0 million from First Tennessee Bank, N.A. to refinance existing long-term debt. As of December 31, 2012, the loan bore a 5.9% interest rate, had a term expiring in December 2014 and was secured by Bank stock. The balance of that loan was $7.6 million at December 31, 2012. This loan was refinanced on January 4, 2013, at a new fixed rate of 3.915% and a term expiring December 2017.

We also are authorized to borrow from the Federal Reserve Bank of Chicago’s “discount window.” We have never borrowed from the Federal Reserve Bank and currently do not have any assets pledged to them for borrowing.

The Company acquired $5.0 million of issuer trust preferred securities in the 2008 acquisition of another financial institution. The net balance of these securities as of December 31, 2012 was $4.0 million due to the purchase accounting adjustment made at the time of the acquisition. The securities mature 30 years from the date of issuance, July 29, 2005. The securities bore a fixed rate of interest of 6.22% for the first five years, resetting quarterly thereafter at the prevailing three-month LIBOR rate plus 170 basis points. In December 2009, the Company entered into a cash flow hedge with FTN Financial to fix the floating portion of the issued trust preferred security at 5.15% for the next five years starting on September 15, 2010. The Company has had the right to redeem the trust preferred securities, in whole or in part, without penalty, since September 15, 2010. These securities mature on September 15, 2035.

The following table sets forth, for the years indicated, the maximum month-end balance and average balance of FHLB advances and other borrowings.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Maximum Balance:
FHLB advances	$136,671	$128,328	$212,111
Notes payable	-	-	226
Other borrowings	12,417	13,174	13,895

Average Balance:
FHLB advances	$107,580	$105,391	$175,601
Notes payable	-	-	17
Other borrowings	12,077	12,853	13,586

The following table sets forth certain information as to our borrowings at the dates indicated.

	December 31,
	2012	2011	2010
	(Dollars in thousands)

FHLB advances	$74,675	$101,451	$128,537
Other borrowings	11,606	12,410	13,167
Total borrowings	$86,281	$113,861	$141,704

Weighted average interest rate of FHLB advances	1.30%	2.55%	3.08%
Weighted average interest rate of notes payable(1)	-%	-%	-%
Weighted average interest rate of other borrowings(2)	5.64%	5.66%	5.68%

(1)	Our notes payable are capitalized loans with no current interest expense as of December 31, 2012.
(2)	Our other borrowings include a term loan and a subordinated debt as of December 31, 2012.

Trust and Financial Services

MutualWealth is the wealth management division of the Bank that provides a variety of fee-based financial services, including trust, investment, insurance, broker advisory, retirement plan and private banking services, in our market areas. Trust services are provided to both individual and corporate customers, including personal trust and agency accounts, employee benefit plans and corporate bond trustee accounts. Trust and other financial services provided to our customers provide a significant source of fee income to the Company and in 2012 constituted 17.5% of the Company’s non-interest income.

Subsidiary and Other Activities

As an Indiana commercial bank, MutualBank is allowed to invest in subsidiaries as authorized by Indiana law and the IDFI. Under FDIC regulations, those subsidiaries generally may only engage in activities as principal that are permissible for national bank subsidiaries, unless the Bank receives FDIC approval to engage in other activities permitted by Indiana law and the IDFI. Activities engaged in as agent, including insurance agency activities, are not subject to this FDIC limitation.

The Bank's insurance agency subsidiary, Mishawaka Financial Services, Inc., is engaged in the sale, as agent, of life insurance and credit-life and health insurance to the Bank's customers and the general public.

At December 31, 2012, MutualBank had one other active subsidiary, Mutual Federal Investment Company, which is a Nevada corporation that holds and manages a portion of MutualBank’s investment portfolio. As of December 31, 2012, the market value of securities managed was $241.8 million. Mutual Federal Investment Company has one active subsidiary, Mutual Federal REIT, Inc., which is a Maryland corporation holding approximately $52.6 million in one-to four-family mortgage loans.

Employees

At December 31, 2012, we had a total of 359 full-time and 54 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

How We Are Regulated

MutualBank is an Indiana commercial bank subject to regulation by the IDFI and the FDIC, and the Company is a bank holding company subject to FRB regulation as. The Dodd Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which has authority to promulgate regulations intended to protect consumers with respect to financial products and services, including those provided by the Bank, and to restrict unfair, deceptive or abusive conduct by providers of consumer financial products and services. As a public company, the Company is subject to the regulation and reporting requirements of the SEC.

Set forth below is a brief description of certain laws and regulations that apply to us. This description, as well as other descriptions of laws and regulations contained in this Form 10-K, is not complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress and the Indiana General Assembly that may affect our operations. In addition, the regulations governing the Company and the Bank may be amended from time to time by the IDFI, the FDIC, CFPB, FRB or the SEC, as appropriate. Any legislative or regulatory changes in the future, including those resulting from the Dodd Frank Act, could adversely affect our operations and financial condition.

MutualFirst. MutualFirst is a bank holding company subject to regulatory oversight by the FRB. MutualFirst is required to register and file reports with the FRB and is subject to regulation and examination by the FRB, including regulations requiring that the Company serve as a source of financial and managerial strength for the Bank, particularly if the Bank is in financial distress. In addition, the FRB has enforcement authority over the Company and any of its non-bank subsidiaries. The Company’s direct activities and non-bank subsidiaries are subject to FRB regulation and must be closely related to banking, as determined by the FRB. The Company must obtain FRB approval to acquire substantially all the assets of another bank or bank holding company or to merge with another bank holding company. In addition, the Company must obtain FRB authorization to control more than 5% of the shares of any other bank or bank holding company and may not own more than 5% of any other entity engaged in activities not permitted for the Company. The FRB imposes consolidated capital requirements on the Company. See “- Regulatory Capital Requirements.”

The IDFI also has oversight authority over the Company including acquisitions of other Indiana banks or bank holding companies and transactions with the Bank. The IDFI has enforcement authority over the Company and its management and employees.

MutualBank. As an Indiana commercial bank, MutualBank is subject to regulation, examination and supervision by the IDFI. Indiana law and the IDFI extensively regulate many aspects of the Bank’s operations including branching, dividends, interest and fees collected, anti-money laundering activities, confidentiality of customer information, credit card operations, corporate governance, mergers and purchase and assumption transactions, insurance activities, securities investments, real estate investments, trust operations, lending activities, subsidiary operations and required capital levels. Under Indiana law, Indiana banks may have parity authority with national banks. The IDFI has enforcement power over the Bank and its management, employees and affiliates.

To fund its operations, the IDFI has established a schedule for the assessment of “supervisory fees” for all Indiana financial institutions. These supervisory fees are computed based on the Bank’s total assets and trust assets and increase if the Bank experiences financial distress. The IDFI also charges fees for certain applications and other filings. These total fees to the IDFI are less than what the Bank paid when it was federally chartered.

The Bank’s primary federal regulator is the FDIC. See “- FDIC Regulation and Insurance of Accounts.”

FDIC Regulation and Insurance of Accounts. As a state-chartered, non-member bank, MutualBank is subject to regulation, examination and supervision by the FDIC. The FDIC does not assess fees for its examination and supervision of the Bank. The FDIC oversees the Bank’s operations under federal law, regulations and policies, including consumer compliance laws, and ensures that the Bank operates in a safe and sound manner. It regulates the Bank’s branching, transactions with affiliates (including the Company) and loans to insiders. Under FDIC regulations, the Bank generally is prohibited from acquiring or owning any equity investments impermissible for national banks and is prohibited from engaging as principal in activities that are not permitted for national banks without FDIC approval. During examinations, the FDIC may require the Bank to establish additional reserves for loan losses, which decreases the Company’s net income. The FDIC has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan.

The Bank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. The basic deposit insurance level is $250,000 per each separately insured depositor, as defined in FDIC regulations. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended December 31, 2012 were $1.3 million. Those premiums may increase due to strains on the FDIC deposit insurance fund due to the cost of large bank failures. Also, if the Bank experiences financial distress or operates in an unsafe or unsound manner, these deposit premiums may increase.

In accordance with the Dodd Frank Act, the FDIC has issued regulations setting insurance premium assessments based on an institution's total assets minus its Tier 1 capital instead of its deposits. The Bank’s FDIC premiums are based on its assignment under one of four risk categories based on the Bank’s capital, supervisory ratings and other factors. In order to improve the FDIC deposit insurance fund’s reserve ratio (the ratio of the net worth of the deposit insurance fund to estimated insured deposits) and address anticipated strains on the fund, the FDIC required each insured institution to prepay at the end of 2009 the estimated amount of its assessments through the end of 2012. We will begin paying regular deposit insurance premiums in 2013, including an adjustment in early 2013 to the extent the prepaid assessments do not reflect actual amounts due. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely. Federal law requires that the reserve ratio of the FDIC deposit insurance fund be at least 1.35% by September 2020, and the FDIC has established a plan to meet that requirement. The FDIC has announced that the reserve ratio was 0.32% at June 30, 2012.

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

Regulatory Capital Requirements. Both MutualFirst and MutualBank are required to maintain a minimum level of regulatory capital. The FDIC has established capital standards for the Bank, including a leverage ratio and a risk-based capital requirement, as well as capital standards for purposes of establishing the threshold for taking prompt corrective action against capital deficient institutions. The FDIC also may impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. The FRB has established similar leverage and risk-based capital requirements for the Company. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Capital Resources” for information on the Company’s and the Bank’s compliance with these capital requirements.

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

Under prompt corrective action standards, the FDIC is authorized and, under certain circumstances, required to take actions against banks that fail to meet their capital requirements. The FDIC is generally required to restrict the activities of an “undercapitalized institution,” which is a bank with less than either a 4% leverage capital ratio, a 4% Tier 1 risked-based capital ratio or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and, until such plan is approved by the FDIC, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.

Any bank that fails to comply with its capital plan or has Tier 1 risk-based or leverage capital ratio of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered “significantly undercapitalized” must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution. A bank that becomes “critically undercapitalized” because it has a tangible capital ratio of 2.0% or less is subject to further restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, a receiver or conservator must be appointed, with certain limited exceptions, within 90 days after a bank becoming critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the FDIC.

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

As a result of the Dodd Frank Act and potential capital requirements being considered by the Basel Committee on Banking Supervision, these capital requirements imposed on the Bank and the Company could increase. In 2012, the federal banking agencies issued proposed rules that would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to proposals that include significant changes to financial institution and holding company capital, leverage and liquidity requirements. The proposed rules were subject to a comment period that ended on October 22, 2012. Originally, the proposed rules were going to impose higher capital requirements that would be phased in from 2013 to 2019. The federal banking agencies have announced that they are reconsidering a number of provisions in the original proposal and the dates for phasing in any new requirements will begin later than January 2013. The proposal included new risk weights to apply in calculating the risk-based capital requirement, a new common equity Tier 1 capital ratio, higher risk-based capital and leverage ratios and limitations on what qualifies as capital for purposes of meeting these higher requirements. It also would requires additional levels of Tier 1 common equity over the minimum required capital level before a financial institution or holding company can pay dividends, repurchase share repurchases or pay discretionary bonuses to executives.

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

Our ability to pay dividends on or to repurchase our common stock is subject to limits due to our participation in the SBLF program. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Overview and Significant Events in 2012” and relevant risk factors in Item 1A.

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

Federal Taxation

General. We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to us. MutualBank’s federal income tax returns have been closed without audit by the IRS through its year ended December 31, 2008. MutualFirst and MutualBank will file a consolidated federal income tax return for fiscal year 2012.

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

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. MutualBank is subject to the alternative minimum tax, and has $1.4 million available as credits for carryover.

Corporate Dividends-Received Deduction. MutualFirst may eliminate from its income dividends received from MutualBank as a wholly owned subsidiary of MutualFirst if it elects to file a consolidated return with MutualBank. The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payer of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

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

Internet Website

We maintain a website with the address of www.bankwithmutual.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. This Annual Report on Form 10-K and our other reports, proxy statements and other information, including earnings press releases, filed with the SEC are available on that website through a link to the SEC’s website at “About Us - Investor Relations - SEC Filings.” For more information regarding access to these filings on our website, please contact our Corporate Secretary, MutualFirst Financial, Inc., 110 E. Charles Street, Muncie, Indiana, 47305-2419; telephone number (765) 747-2800.

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

The recent economic recession has been severe in our primary market area of northern and east central Indiana, which is not a high growth market. If those local economic conditions do not continue to improve, our results of operations and financial condition could be impacted adversely as borrowers’ ability to repay loans declines and the value of the collateral securing loans decreases. A return of recessionary conditions could result in further increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular. The economy continues to recover from the recent severe recession, which caused high unemployment levels, declining real estate values and eroded consumer confidence. The recession also reduced demand for commercial business and real estate loans in our local market. Declines in real estate values and other effects of the recession impacted household and corporate incomes, impairing the ability of our borrowers to repay their loans in accordance with their terms and increasing our non-performing loans, loan charge-offs, provisions for loan losses and foreclosures.

Substantially all of our loans are located in northern and east central Indiana, which was impacted by the recession more severely than the national average. Our primary market area, which consists of Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana and Berrien county in Michigan, has experienced limited population growth of 0.64% from 2000 through 2010. This data from the census bureau reflects population increases in our northern region market of 2.02% compared to the reduction in population of our central region of (3.04%). Unemployment levels in our Indiana market area are higher than the national levels. According to data published by the Bureau of Labor Statistics of the United States Department of Labor, the national unemployment rate for the United States at December 31, 2012 was 7.8% (seasonally adjusted) compared to an average rate of 9.2% (not seasonally adjusted) for our market areas in Indiana. See “Item 1 - Business - Market Area.”

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition. Stock prices for financial institution holding companies, including MutualFirst, would be expected to decline substantially, and it would be significantly more difficult to raise capital or borrow in the debt markets.

A substantial portion of our assets consist of various types of loans that carry varying levels of credit and interest rate risk and that are sensitive to changes in the local and national economies.

Loan Secured by Residential Property. At December 31, 2012, $608.2 million, or 61.1% of our total loan portfolio, was secured by one- to four-family mortgage loans, including loans held for sale and home equity loans (including home equity lines of credit). This type of lending is generally sensitive to regional and local economic conditions that impact the ability of borrowers to meet their loan payment obligations. The decline in residential real estate values as a result of the downturn in the Indiana housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. In addition, borrowers seeking to sell their homes may find that they cannot sell their properties for an amount equal to or greater than the unpaid principal loan balance. Though the housing market in Indiana experienced some improvement in 2012, a return to declines in real estate sales and the home values coupled with continued high unemployment may result in higher than expected residential loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

Commercial Real Estate, Construction and Development and Commercial Business Loans. At December 31, 2012, 29.0% of our total loan portfolio consisted of commercial real estate, construction and development and commercial business loans to small and mid-sized businesses in our primary market areas, which are the types of businesses that have a heightened vulnerability to local economic conditions. Over the last several years, we have increased this type of lending from 19.2% of our portfolio at December 31, 2007, in order to improve the yield on our assets, though the recent recession has slowed that growth since 2008, and we plan to continue to increase this type of lending in the future. At December 31, 2012, our loan portfolio included $17.5 million of commercial construction and development loans, $203.6 million of commercial real estate loans and $67.8 million of commercial business loans compared to $13.6 million, $86.0 million and $56.8 million for construction and development, commercial real estate and business loans, respectively, at December 31, 2007. A large portion of this increase was due to the merger with MFB Financial in 2008. Because of this increased investment and the recent recession, we have experienced an increase in non-performing commercial real estate, construction and development and commercial business loans. See “Item 1 - Business of MutualBank - Asset Quality - Non-Performing Assets.”

The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of multifamily and commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the borrowers’ business and the real estate securing the loans as collateral, which can be significantly affected by economic conditions. Any delinquent payments or the failure to repay these loans would hurt our earnings. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Several of our commercial borrowers have more than one commercial real estate or business loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to any one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, is typically longer than a one- to four-family residential property because there are fewer potential purchasers of the collateral. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Consumer Loans. At December 31, 2012, $199.1 million, or 20.0% of our total loan portfolio consisted of consumer loans, of which $15.6 million consisted of automobile loans, $76.4 million consisted of boat/RV loans and $100.5 million consisted of home equity loans, including lines of credit. Generally, we consider these types of loans to involve a higher degree of risk compared to mortgage loans on one- to four-family, owner-occupied residential properties, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Because our indirect loans, which totaled $73.1 million at December 31, 2012, were originated through a third party and not directly by us, they present greater risks than other types of lending activities. As a result of this portfolio of consumer loans, it may become necessary to increase the level of our provision for loan losses, which could hurt our profits.

Adjustable Rate Loans. At December 31, 2012, $332.2 million, or 33.4% of our total loan portfolio consisted of adjustable rate loans. Borrowers with adjustable rate loans are exposed to increased monthly payments when the related interest rate adjusts upward under the terms of the loan to the rate computed in accordance with the applicable index and margin. Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable-rate loans, increasing the possibility of default. Borrowers seeking to avoid these increased monthly payments by refinancing their loans may no longer be able to find available replacement loans at comparably lower interest rates. In addition, declining real estate prices may prevent refinancing or a sale of the property, because borrowers have insufficient equity in the real estate. These events, alone or in combination, may contribute to higher delinquency rates and negatively impact our earnings.

If our allowance for loan losses is not sufficient to cover actual loan losses or our non-performing assets increase, our earnings will suffer. Increases in our provision for loan losses adversely impact our earnings and operations.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience and evaluate current economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance. Additions to our allowance decrease our net income. Our regulators periodically review our allowance for loan losses and may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their review. These increases in our allowance for loan losses or loan charge-offs may have a material adverse effect on our financial condition and results of operations. Our allowance for loan losses was 1.63% of gross loans and 67.72% of non-performing loans at December 31, 2012, compared to 1.83% of gross loans and 52.81% of non-performing loans at December 31, 2011 and 1.64% of gross loans and 51.60% of non-performing loans at December 31, 2010.

At December 31, 2012, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, non-accrual troubled debt restructurings and foreclosed real estate assets) totaled $31.4 million, which was a decrease of $7.8 million, or 20.0% reduction in non-performing assets at December 31, 2011. This decrease reflects improved economic conditions within our market areas. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, we must write down the value of properties in our REO portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs including taxes, insurance and maintenance related to our REO. Further, the resolution of non-performing assets requires the active involvement of management, potentially distracting them from the overall supervision of our operations and other income-producing activities.

 During the 2012 fiscal year, we recorded a provision for loan losses of $6.0 million compared to $13.1 million for the 2011 fiscal year and $7.1 million for the 2010 fiscal year. We also recorded net loan charge-offs of $6.8 million in 2012, compared to $12.7 million in 2011 and $7.1 million in 2010. During 2012, we experienced less loan delinquencies and credit losses than in 2011 and 2010, due to improved economic conditions. If declining trends in the housing, real estate and local business markets return, we would expect increased levels of delinquencies and credit losses to return, which would adversely impact our financial condition and results of operations.

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

Changes in interest rates also may affect the average life of loans and mortgage-related securities. Decreases in interest rates or continuing low interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we have been and continue to be subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable-rate loans. Also, increases in interest rates may extend the life of fixed-rate assets, which could limit the funds we have available to reinvest in higher-yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the interest they could receive as a result of the higher interest rates.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2012, the fair value of our portfolio of available-for-sale securities totaled $281.2 million. Gross unrealized gains on these securities totaled $9.2 million, while gross unrealized losses on these securities totaled $4.3 million, resulting in a net unrealized gain of $4.9 million at December 31, 2012.

At December 31, 2012, our interest rate risk analysis indicated that our net portfolio value would decrease by 11.6% if there was an instantaneous parallel 200 basis point increase in market interest rates. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Asset/Liability Management.”

Our strategies to modify our interest rate risk profile may be difficult to implement.

Our asset/liability management strategies are designed to decrease our interest rate risk sensitivity. One such strategy is to increase the amount of adjustable rate and/or short-term assets. The Bank offers adjustable rate loan products as a means to achieve this strategy. The availability of lower rates on fixed-rate loans has generally created a decrease in borrower demand for adjustable rate assets. Additionally, these adjustable-rate assets may prepay. At December 31, 2012, 33.4% of our loan portfolio consisted of adjustable-rate loans, compared to 39.9% at December 31, 2011.

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

OTTI charges in our investment securities portfolio could result in losses and adversely affect our continuing operations. Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates, which may have an adverse effect on our financial condition.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings, which may materially adversely affect our stockholders’ equity, regulatory capital and continuing operation. Fluctuations in market value may be caused by decreases in interest rates, lower market prices for securities and limited investor demand, as well as the default rates of specific financial institutions whose securities provide the underlying collateral for these securities and changes in credit risk based on the condition of the issuer. The valuation of our investment securities also is influenced by the implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting, which requires us to report our available-for-sale securities at their estimated fair value. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. At December 31, 2012, the change in net unrealized gains on securities available for sale from the level at December 31, 2011 was an increase of $2.0 million. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them.

Our securities portfolio is evaluated for OTTI on at least a quarterly basis. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. We did not record any OTTI in 2012; however, during the year ended December 31, 2011, we recognized a $723,000 OTTI charge on available-for-sale securities we hold for investment. During 2011, management concluded that the decline of the estimated fair value below the cost of the security was not a temporary impairment and recorded a credit loss of $193,000 through non-interest income. We determined the remaining decline in value was not related to specific credit deterioration. We do not intend to sell these securities before their maturity; however, we may not recover the remaining amortized cost basis.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as real estate owned (“REO”), and at certain other times during the assets holding period. Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s NBV over its fair value. If our valuation process is incorrect, the fair value of our investments in real estate may not be sufficient to recover our NBV in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations. Our regulators periodically review our REO and may require us to recognize further charge-offs. Any increase in our charge-offs, as required by our regulator, may have a material adverse effect on our financial condition and results of operations.

We face risks related to covenants in our loan sales to investors and secondary mortgage market conditions.

Our agreements with investors to sell our loans generally contain covenants that require us to repurchase loans under certain circumstances, including some delinquencies, or to return premiums paid by those investors if the loans are paid off early. If we are required to repurchase sold loans under these covenants, they may be deemed troubled loans, with the potential for charge-offs and/or loss provision changes, which could impact our earnings and asset quality ratios adversely. The Bank was not required to repurchase any loans from investors during 2011 and three loans in 2012.

Our ability to sell loans on the secondary mortgage market is impacted by interest rate changes and investor demand or expected return. If this market becomes less liquid, we may not be able to rely as much on loan sales to reduce our interest rate and credit risk.

We use estimates in determining the fair value of certain assets, such as mortgage servicing rights (“MSRs”). If our estimates prove to be incorrect, we may be required to write down the value of these assets which could adversely affect our earnings.

We sell a portion of our one- to four-family loans in the secondary market. We generally retain the right to service these loans. At December 31, 2012, our MSRs totaled $1.7 million. We use a financial model that uses, wherever possible, quoted market prices to value our MSRs. This model is complex and also uses assumptions related to interest and discount rates, prepayment speeds, delinquency and foreclosure rates and ancillary fee income. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the model. The primary risk associated with MSRs is that they will lose a substantial portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. If prepayment speeds increase more than estimated or delinquency and default levels are higher than anticipated we may be required to write down the value of our MSRs which could have a material adverse effect on our net income and capital levels.

Declining economic conditions may adversely impact the fees generated by our asset management and trust business.

To the extent our asset management and trust clients and their assets become adversely impacted by weak economic and stock market conditions, they may choose to withdraw the assets managed by us and the value of their assets may decline. Our asset management revenues are based on the value of the assets we manage. If our clients withdraw assets or the value of their assets decline, our revenues from these activities may be adversely affected. These fees totaled $2.7 million in 2012 and 2011.

We face significant operational and reputational risks. As a community bank, maintaining our reputation in our market area is critical to the success of our business, and the failure to do so may materially adversely affect our performance. Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes impacting the banking industry.

We are a community bank, and our reputation is one of the most valuable components of our business.  A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our current market and contiguous areas.  As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates.  We operate in many different financial service businesses and rely on the ability of our employees and systems to process a significant number of transactions. Operational risk is the risk of loss from operations, including fraud by employees or outside persons, employees’ execution of incorrect or unauthorized transactions, data processing and technology errors or hacking and breaches of internal control systems. If our reputation is negatively affected, by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected. Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes. Nationally, reported incidents of fraud and other financial crimes have increased. We have experienced an increase in losses due to apparent fraud and other financial crimes. Our policies and procedures designed to prevent such losses may not prevent all such losses.

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

Our core deposit premium could be deemed partially or fully impaired in the future, which would reduce our earnings and the values of that intangible asset.

At December 31, 2012, we had a core deposit premium of $2.1 million, due mainly to our 2008 acquisition of another financial institution. Under GAAP, we are required to periodically assess the value of this intangible asset based on a number of factors to determine if there is partial or full impairment. The factors taken into consideration include the market price of our stock, the net present value of our assets and liabilities and valuation information for similar financial institutions. This evaluation involves a substantial amount of judgment. If actual conditions underlying the factors differ from our assessment, the core deposit intangible could be subjected to faster amortization or partial or complete impairment, which would reduce the value of this asset and reduce our earnings, perhaps materially.

We currently hold a significant amount of bank-owned life insurance.

At December 31, 2012, we held $94.9 million of bank-owned life insurance or BOLI on key employees and executives, with a cash surrender value of $48.4 million. These policies are maintained to fund amounts owed under executive supplemental retirement plans. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

We may not be able to fully realize our deferred tax asset.

At December 31, 2012, we had a $15.9 million deferred income tax benefit based on differences between the financial statement amounts and tax bases of assets and liabilities and reflecting mainly an allowance for loan loss timing difference and business tax and AMT carryover. The value of our deferred income tax benefit is reviewed regularly under various forecasts and assumptions, including anticipated levels of taxable net income, to determine the likelihood of realizing the benefit. If actual results or subsequent forecasts differ from our current judgments, so to the extent that it becomes more likely than not that this benefit will not be fully realized, we would have to write down this asset, which would negatively impact results of operations and reduce our asset size.

If our investment in the FHLB of Indianapolis becomes impaired, our earnings and stockholders’ equity could decrease.

At December 31, 2012, we owned $14.4 million in FHLB of Indianapolis stock. We are required to own this stock to be a member of and to obtain advances from our FHLB. This stock is not marketable and can only be redeemed by our FHLB. The most recent stock buyback initiated by FHLB was in 2011 to repurchase some excess member stock, and we reduced our holdings by $2.3 million. Our FHLB’s financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB stock to be deemed impaired, resulting in a decrease in our earnings and assets.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

The Bank and the Company are subject to extensive regulation, supervision and examination by federal and state regulators, which has extensive discretion in connection with its supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations. See “Item 1 - How We Are Regulated.”

In response to the recent financial crisis, Congress took actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the FDIC has taken actions to increase insurance coverage on deposit accounts. The Dodd-Frank Act provides for the creation of the CFPB that has broad authority to issue regulations governing the services and products we provide consumers. This additional regulation could increase our compliance costs and otherwise adversely impact our operations. That legislation also contains provisions that, over time, could result in higher regulatory capital requirements and loan loss provisions for the Company and the Bank and may increase interest expense due to the ability to pay interest on all demand deposits.

In this recent economic downturn, federal and state banking regulators have been active in responding to concerns and trends identified in examinations and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. The FDIC and IDFI govern the activities in which the Bank may engage, primarily for the protection of depositors and not for the protection or benefit of stockholders. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability. Recent regulatory changes regarding card interchange fee income does not currently apply to us but could change in the future. Prior year changes in overdraft protection programs decrease the amount of fees we received for those services. During 2012, overdraft protection and nonsufficient fund fees totaled $2.5 million. Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

Increases in deposit insurance premiums and special FDIC assessments will negatively impact our earnings.

The Dodd-Frank Act established 1.35% of total insured deposits as the minimum reserve ratio for the FDIC Deposit Insurance Fund effective September 30, 2020. The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline and anticipates reaching a 1.15% ratio by 2018. Once the 1.15% ratio is reached, which was the minimum ratio prior to the Dodd-Frank Act, the FDIC is required to offset the effect of the increase in the minimum reserve ratio to 1.35% on institutions with assets less than $10 billion. The FDIC has not announced how it will implement this offset. In addition to the statutory minimum ratio, the FDIC must set a designated reserve ratio or DRR, which may exceed the statutory minimum. The FDIC has set 2.0% as the DRR.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution's total assets minus its tangible equity instead of its deposits. The cost of our deposit insurance was $1.3 million in 2012, compared to $1.5 million in 2011, primarily due to changes in the premium computation methods. Our future deposit insurance premiums may increase if the FDIC determines that it will not meet the required or anticipated minimum reserve rations discussed, which could have a negative impact on our earnings.

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

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. Though the third party vendors providing key components of our business infrastructure have been carefully chosen by us, we cannot control their actions, and their failures may impact the Bank’s ability to provide services to its customers and cause us to incur significant expense. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our reputation, financial condition and results of operations.

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

The dividends declared on our SBLF preferred stock reduce the net income available to common stockholders and our earnings per common share.  The SBLF preferred stock receives preferential treatment in the event of liquidation, dissolution or winding up of the Company.  The dividend rate on the SBLF preferred stock can fluctuate initially from 1% to 5% based on our level of “Qualified Small Business Lending,” or “QSBL,” as compared to our “baseline” level. Because our QBSL has not increased sufficiently the rate has remained 5% and may increase to 7% in 2014, unless our QBSL increases enough by September 30, 2013. This cost will increase to 9% if we have not redeemed the SBLF preferred stock before the fourth anniversary of the SBLF transaction. Depending on our financial condition and operations at the time, these increases in the dividend rate could have a material negative effect on our liquidity and net income.

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

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, or if the terms of such a capital raise are not advantageous, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

Our board of directors is authorized to allow us to issue additional common stock, as well as classes or series of preferred stock, generally without any action on the part of the stockholders. In addition, the board has the power, generally without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution or winding-up of our business and other terms. If we issue additional preferred stock in the future that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue additional preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market value of the common stock could be adversely affected.

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

MutualFirst’s primary source of revenue is dividends from the Bank. The IDFI must be notified of dividends made from the Bank to the Company and may choose to limit Bank dividends. If the Bank is unable to pay dividends, MutualFirst may not be able to service its debt, pay its other obligations or pay dividends on the Company’s SBLF preferred stock and common stock, which could have a material adverse impact on our financial condition or the value of your investment in our common stock.

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

As of December 31, 2012, our directors and executive officers as a group beneficially owned 1,268,782 shares, or 18.0%, of our common stock (including immediately exercisable options for 588,922 shares). In addition, our employee stock ownership plan and charitable foundation controlled, respectively, 6.5% and 3.2% of our common stock on that date. In addition, as of December 31, 2012, 62,003 shares were reserved under various stock benefit plans for future awards for our directors, officers and employees. Due to this significant collective ownership of or control over our common stock, our directors and executive officers may be able to influence the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other stockholders and could prevent any stockholder action requiring a supermajority vote under our articles of incorporation.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2012 we had 31 full service offices. Our offices are located within east central and northern Indiana and southwest Michigan. At December 31, 2012, we owned our home office in Muncie, Indiana and all but one of our financial center offices. The net book value of our investment in premises and leaseholds was approximately $29.5 million at December 31, 2012. We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.

Item 3. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of MutualFirst Financial, Inc. is traded under the symbol “MFSF” on the Nasdaq Global Market. The table below shows the high and low closing prices for our common stock for the periods indicated. This information was provided by the Nasdaq.

	Stock Price		Dividends per
	High	Low	Share
2012 Quarters:
First Quarter (ended 03/31/12)	$9.95	$7.15	$0.06
Second Quarter (ended 06/30/12)	$11.40	$9.80	$0.06
Third Quarter (ended 09/30/12)	$11.58	$10.36	$0.06
Fourth Quarter (ended 12/31/12)	$12.55	$11.29	$0.06

2011 Quarters:
First Quarter (ended 03/31/11)	$10.40	$8.95	$0.06
Second Quarter (ended 06/30/11)	$9.35	$7.62	$0.06
Third Quarter (ended 09/30/11)	$9.47	$6.90	$0.06
Fourth Quarter (ended 12/31/11)	$7.70	$6.66	$0.06

At December 31, 2012, there were 7,055,502 shares of common stock outstanding and approximately 1,300 common stockholders of record. At that date, we also had 28,923 shares of SBLF preferred stock outstanding and issued to Treasury.

Our common stock cash dividend payout policy is continually reviewed by management and the Board of Directors. During 2012, the Company paid annual common stock dividends of $0.24. The Company intends to continue its policy of paying quarterly dividends and hopes to continue to pay dividends at least at the same level as in 2012. However, future common stock dividend payments will depend upon a number of factors, including capital requirements, regulatory limitations, dividend payments on our SBLF stock, the Company’s financial condition, results of operations and the Bank’s ability to pay dividends to the Company. The Company relies significantly upon dividends from the Bank to accumulate earnings for payment of cash dividends to Treasury and our common stockholders. Our SBLF agreement limits our ability to pay dividends to common stockholders if dividends on the SBLF preferred shares are not paid in full to date. In addition, increases in SBLF dividends scheduled to occur in 2014 and 2016 could impact our ability to pay dividends on our common stock.

Dividends on our shares of SBLF preferred stock are currently 5%. Unless MutualBank can make enough qualifying small business loans before the end of September 2013, the dividend rate will increase to 7% in 2014. The dividend rate on the SBLF preferred stock will become 9% in April 2016. The Company hopes to avoid the increase in the dividend rate to 7% and hopes to redeem all our SBLF shares before 2016. The board of directors will review the Company’s capital levels annually to consider whether additional SBLF redemptions are warranted. All future SBLF redemptions are subject to the approval of the Company’s primary regulator.

The Company did not adopt any common stock repurchase plan in 2012 and currently has no common stock repurchase plan in place for 2013.

Information regarding our equity compensation plans is included in Item 12 of this Form 10-K.

Item 6. Selected Financial Data

 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following information is only a summary and you should read it in conjunction with our consolidated financial statements and accompanying notes contained in Item 8 of this Form 10-K.

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,422,458	$1,427,193	$1,406,902	$1,400,885	$1,388,827
Cash and cash equivalents	32,778	55,223	26,821	46,341	39,703
Loans, net	969,545	900,460	978,901	1,059,694	1,113,132
Investment securities:
Available-for-sale, at fair value	281,197	330,878	245,165	130,914	77,255
Held to maturity	-	-	-	8,147	9,676
Total deposits	1,184,009	1,168,357	1,121,569	1,045,196	962,514
Total borrowings	86,281	113,861	141,705	212,074	279,104
Total stockholders’ equity	139,493	132,627	131,140	129,727	130,515

Selected Operations Data:
Total interest income	$55,348	$61,353	$67,398	$71,852	$65,179
Total interest expense	14,704	20,034	25,195	30,624	31,639
Net interest income	40,644	41,319	42,203	41,228	33,540
Provision for loan losses	6,025	13,100	7,050	6,500	7,020
Net interest income after provision for loan losses	34,619	28,219	35,153	34,728	26,520

Service fee income	6,492	6,987	7,229	7,458	6,257
Gain (loss) on sale of loans and investment securities	4,701	4,771	2,222	3,132	(927)
Other-than-temporary impairment, securities	-	(193)	(841)	(2,555)	(1,350)
Other non-interest income	4,331	4,445	4,469	3,937	2,297
Total non-interest income	15,524	16,010	13,079	11,972	6,277

Salaries and employee benefits	21,335	21,690	21,078	23,047	19,118
Other expenses	18,930	18,726	18,927	20,279	44,263
Total non-interest expense	40,265	40,416	40,005	43,326	63,381
Income (loss) before taxes	9,878	3,813	8,227	3,374	(30,584)
Income tax expense (benefit)	2,632	329	1,676	211	(8,485)
Net income (loss)	7,246	3,484	6,551	3,163	(22,099)
Preferred stock dividends and accretion	1,446	2,115	1,803	1,803	31
Net income (loss) available to common stockholders	$5,800	$1,369	$4,748	$1,360	$(22,130)

Quarter Ended	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income (Loss)	Net Income (Loss) Available to Common Shareholders	Basic Earnings Per Common Share	Diluted Earnings Per Common Share

2012
March 31	$13,909	$4,041	$9,868	$1,350	$1,426	$1,066	$0.16	$0.15
June 30	14,100	3,750	10,350	1,850	1,644	1,282	0.18	0.18
September 30	13,908	3,593	10,315	1,475	2,173	1,811	0.26	0.26
December 31	13,431	3,320	10,111	1,350	2,003	1,641	0.23	0.23

Total	$55,348	$14,704	$40,644	$6,025	$7,246	$5,800	0.83	0.82

2011
March 31	$15,683	$5,368	$10,315	$4,200	$(693)	$(1,144)	$(0.17)	$(0.17)
June 30	15,807	5,253	10,554	1,700	1,681	1,230	0.18	0.18
September 30	15,249	4,854	10,395	3,200	1,448	596	0.09	0.09
December 31	14,614	4,559	10,055	4,000	1,048	687	0.10	0.10

Total	$61,353	$20,034	$41,319	$13,100	$3,484	$1,369	0.20	0.20

2010
March 31	$17,245	$6,757	$10,488	$1,525	$1,343	$893	$0.13	$0.13
June 30	17,403	6,525	10,878	1,525	1,775	1,324	0.19	0.19
September 30	16,725	6,110	10,615	2,225	1,621	1,170	0.17	0.17
December 31	16,025	5,803	10,222	1,775	1,813	1,362	0.20	0.20

Total	$67,398	$25,195	$42,203	$7,050	$6,552	$4,749	0.69	0.69

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008
Selected Financial Ratios and Other Financial Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.50%	0.24%	0.45%	0.23%	-1.91%
Return on average tangible equity (ratio of net income to average tangible equity)	5.47%	1.39%	4.96%	1.49%	-28.04%
Interest rate spread information:
Average during the period	2.89%	2.97%	2.97%	2.98%	3.01%
Net interest margin(1)	3.05%	3.16%	3.19%	3.22%	3.22%
Ratio of operating expense to average total assets	2.78%	2.83%	2.76%	3.17%	5.49%
Ratio of average interest-earning assets to average interest-bearing liabilities	114.33%	112.66%	111.25%	110.67%	107.14%
Efficiency ratio(2)	71.69%	70.50%	72.86%	81.84%	158.81%

Asset Quality Ratios:(3)
Non-performing assets to total assets	2.21%	2.75%	2.69%	2.86%	1.92%
Non-performing loans to total loans	2.40%	3.47%	3.19%	3.03%	1.93%
Allowance for loan losses to non- performing loans	67.72%	52.81%	51.60%	50.38%	69.41%
Allowance for loan losses to loans receivable, net	1.63%	1.83%	1.64%	1.53%	1.34%

Capital Ratios:
Equity to total assets(3)	9.81%	9.29%	9.32%	9.27%	9.40%
Average equity to average assets	9.64%	9.34%	9.24%	9.29%	8.89%

Share and Per Share Data:
Average common shares outstanding:
Basic	6,951,727	6,907,015	6,873,508	6,840,659	5,249,135
Diluted	7,055,684	6,976,634	6,896,107	6,840,748	5,249,135
Per share:
Basic earnings available to common stockholders	$0.83	$0.20	$0.69	$0.20	$(4.22)
Diluted earnings available to common stockholders	$0.82	$0.20	$0.69	$0.20	$(4.22)
Dividends-common stock	$0.24	$0.24	$0.24	$0.42	$0.64
Dividend payout ratio(4)	29.27%	120.00%	34.78%	210.00%	-15.20%

Other Data:
Number of full-service offices	31	32	33	33	33

(1)	Net interest income divided by average interest earning assets.
(2)	Total non-interest expense divided by net interest income plus total non-interest income.
(3)	At the end of the period.
(4)	Dividends per share divided by diluted earnings per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview and Significant Events in 2012

MutualFirst is a Maryland corporation and a bank holding company headquartered in Muncie, Indiana, with operations in Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana. It owns MutualBank, an Indiana commercial bank with 31 bank branches in Indiana, trust offices in Carmel and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. The Company is subject to regulation, supervision and regulation by the FRB, and the Bank is subject to regulation, supervision and examination by the IDFI and the FDIC.

Prior to 2012, the Bank was a federal savings bank required to maintain a certain portion of its assets in residential housing-related loans and investments, and the Company was a savings and loan holding company. In 2012, the Bank converted into an Indiana commercial bank regulated by the IDFI and the FDIC prior to its application being approved. As a result, the Bank was no longer subject to regulations requiring it to have a certain level of residential housing-related assets or limiting its level of consumer and commercial loans. In connection with that conversion, the Company was became a bank holding company regulated by the FRB, which subjected it to regulatory capital requirements similar to those imposed on the Bank.

At December 31, 2012, we had $1.4 billion in assets, $974.7 million in loans, $1.2 billion in deposits and $139.5 million in stockholders’ equity. The Company’s total risk-based capital ratio at December 31, 2012 was 14.4%, exceeding the 10.00% requirement for a well-capitalized institution. The ratio of tangible common equity increased to 7.62% as of year-end 2012 compared to 7.05% at year-end 2011. For the year ended December 31, 2012, net income available to common shareholders was $5.8 million, or $0.83 per basic and $0.82 per diluted share, compared with net income available to common shareholders of $1.4 million, or $0.20 per basic and diluted share for 2011. The details of our 2012 performance are below and in our Consolidated Audited Financial Statements contained in Item 8 of this Form 10-K.

Key aspects of our 2012 operations include:

•	Return on assets of 0.50% in 2012 compared to 0.24% in 2011.

•	Return on average tangible common equity of 5.47% in 2012 compared to 1.39% in 2011.

•	A $7.8 million, or 20.0%, decrease in non-performing assets and a $13.0 million, or 18.8%, decrease in classified assets.

•	Net charge-offs to total loans of 0.71% in 2012 compared to 1.31% in 2011.

•	A $6.0 million provision for loan losses in 2012 compared to $13.1 million in 2011.

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

MutualWealth is the wealth management division of the Bank providing a variety of fee-based financial services, including trust, investment, insurance, broker advisory, retirement plan and private banking services, in the Bank’s market area. MutualWealth produces non-interest income for the Bank that is tied primarily to the market value of the portfolios being managed. As of December 31, 2012, MutualWealth had $325.7 million of assets under management and generated $2.7 million in commission income. Decreases in market value could have a negative impact on the non-interest income generated by this division of the Bank.

MutualFinancial Services is the brokerage division of the Bank providing a variety of fee-based financial services related to securities and investment transactions. MutualFinancial Services produces non-interest income for the Bank that is tied primarily to the volume of the transactions being processed. As of December 31, 2012, MutualFinancial Services generated $1.0 million in commission income.

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

The Federal Funds rate set by the FRB decreased to a range of 0 to 25 basis points as of December 31, 2008 and was the same as of December 31, 2012. The Federal Funds rate remaining at this level decreases the ability to reprice deposits lower in future months due to the extended time of low interest rates. Certificates of deposit and borrowings may, however, still reprice to lower rates at their maturities in future time periods, which could reduce the amount of interest expense assuming rates stay low. Interest income is expected to decrease without any changes in the current rate environment primarily due to the rates on newly originated interest-earning assets being lower than the rates on maturing interest-earning assets.

The Company continues to reduce the impact of interest rate changes on its net interest income by shortening the term of its interest-earning assets to better match the terms of our interest-bearing liabilities and by selling long-term fixed rate loans and increasing the term of certain liabilities. See “Item 7A - Quantitative and Qualitative Disclosures About Market Risk - Asset and Liability Management and Market Risk” in this Form 10-K. It has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of consumer and commercial loans to total loans has increased from 47.0% at the end of 2007 to 49.0% as of December 31, 2012. The current economic conditions within our market area have reduced the growth kept growth in commercial lending flat and has been a hindrance in achieving this objective. As we continue to increase our investment in business-related loans, which are considered to entail greater risks than one- to four-family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses has increased to reflect these increased risks. On the liability side of the balance sheet, the Company is employing strategies intended to increase the balance of core deposit accounts, such as low cost checking and money market accounts. The percentage of core deposits to total deposits was 51.2% at December 31, 2012 compared to 35.7% at the end of 2007. The remaining total deposits are mostly retail certificates of deposit, which continue to provide stable funding for the Company. These are ongoing strategies that are dependent on current market conditions and competition. The Company lengthens the term to maturity of FHLB advances when advantageous to lengthen repricing of the liability side of the balance sheet in order to reduce interest rate risk exposure.

During 2012, in keeping with our strategic objective to reduce interest rate risk exposure, the Company also sold $45.3 million of long-term fixed rate loans that had been held for sale including $3.5 million in loans transferred to held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $1.9 million. The Company also made the decision to sell investment securities to prepay $27.8 million in FHLB advances with a prepayment penalty of $804,000 to remove negative spread off the balance sheet

Results of operations also are dependent upon the level of the Company’s non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses. Regulatory changes continued to have an impact on non-interest income in 2012 as the Company saw a decrease in overdraft fee income due to regulatory changes implemented in 2010. New regulatory requirements regarding interchange income could have an impact on the Company in the future; however, at this time these requirements are limited to larger institutions. During 2012, we experienced increased gains on the sale of securities as the decision was made to sell over $95.5 million in securities to reduce risks associated with rising prepayment speeds and decreased losses on the sale of other real estate and repossessed assets, which offset the decrease in service fee income.

Another factor that may lead to changes in net interest income is the level of non-performing assets. An increase in non-performing assets (i.e., loans, repossessed assets, or securities) would also decrease interest income and may decrease overall net interest income without additional decreases in interest-bearing liabilities. The recent recession, had a negative impact on our financial condition, operations, net income and stock price. We have begun to see some recovery; however, there is still slow economic growth in our market footprint and current troubled loans and securities may continue to incur losses during this recovery.

In 2011, the Company became a participant in the Small Business Lending Fund (“SBLF”) of the United States Department of the Treasury (“Treasury”), which was created to encourage lending to small businesses by providing capital to qualified community banks. As part of that process, the Company adopted Articles Supplementary to the Company’s Charter to provide for Senior Non-Cumulative Perpetual Preferred Stock, Series A that was subject to terms and conditions mandated by the Treasury (the “SBLF Preferred Stock”). On August 25, MutualFirst entered into a Small Business Lending Fund-Securities Purchase Agreement (“Purchase Agreement”) with Treasury, pursuant to which it sold 28,923 shares of the SBLF Preferred Stock to Treasury for $28,923,000. The SBLF Preferred Stock qualifies as Tier 1 capital and is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QBSL” (as defined in the Purchase Agreement) by the Bank. The initial dividend rate of 5% has remained in place based on the Bank’s level of QBSL over the baseline level calculated under the terms of the Purchase Agreement. We do not anticipate that the rate will fall below 5%, and the rate is expected to increase to 7% in 2014 and 9% in 2016.

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

Critical Accounting Policies

The Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets, mortgage servicing rights and real estate held for development, and the valuation of intangible assets and securities.

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

Intangible Assets. MutualFirst periodically assesses the impairment of its core deposit intangible. Impairment is the condition that exists when the carrying amount exceeds its implied fair value. If actual external conditions and future operating results differ from MutualFirst’s judgments, impairment and/or increased amortization charges may be necessary to reduce the carrying value of these assets to the appropriate value.

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

The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (“OTTI”) exists pursuant to guidelines established in ASC 320. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

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

Deferred Tax Asset. The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future. The Company’s most recent evaluation indicated that it is more likely than not that the asset will be fully utilized. The Company has generated average positive pre-tax pre-provision earnings of $12.7 million, or 0.90% of pre-tax pre-provision ROA over the previous five years, after excluding the goodwill impairment in 2008. Over the last five years, the Company has grown and at its current asset size, the pre-tax pre-provision earnings would be approximately $12.8 million using the same historical pre-tax pre-provision ROA. These earnings would be sufficient to utilize the net operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The valuation allowances established from 2008 through 2012 were the result of capital losses sustained in those years with no tax benefit recorded. The analysis supports no additional valuation allowance is necessary.

At the end of 2012, the Company had $557,000 in capital losses, a decrease from $832,000 in capital losses in 2011 as capital gains from the sale of available for sale securities were generated. The Company has avoided and will continue to avoid taking any book tax benefit on future capital losses without capital gains to offset the current capital losses. See Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Management Strategy

Our strategy is to operate as an independent, retail-oriented financial institution dedicated to serving customers in our market areas. Our commitment is to provide a broad range of products and services to meet the needs of our customers. As part of this commitment, we are looking to increase our emphasis on commercial business products and services. We also operate a fully interactive transactional website that also allows consumers to open accounts. In addition, we are continually looking at cost-effective ways to expand our market area. Financial highlights of our strategy have included:

Continuing as a Diversified Lender. We have been successful in diversifying our loan portfolio to reduce our reliance on any one type of loan. Approximately 47.0% of our loan portfolio consisted of loans other than one- to four-family real estate loans at the end of 2007. At the end of 2012, that percentage has increased to 49.0%. Our conversion to an Indiana commercial bank charter eliminated legal requirements restricting our levels of consumer and commercial loans and mandating specific levels of investment in residential-related assets.

Continuing as a Leading One- to Four-Family Lender in Indiana. We are one of the largest originators of one- to four-family residential loans in our market area. During 2012, we originated $231.2 million of one- to four-family residential loans. While the current economic environment has decreased real estate values, refinancing activity has still been steady.

Continuing To Focus On Asset Quality. Non-performing assets to total assets was 2.21% at December 31, 2012 compared to 2.75% at December 31, 2011. Though we have experienced some improvement, this continued high level of nonperforming assets reflects downward forces in our local economy and in other parts of the United States in which the Company has purchased loans. While the levels of non-performing assets are currently higher than we desire, we believe that our current underwriting standards will provide for a quality loan portfolio once economic activity and unemployment return to more normal levels.

Increasing Market Share and Mix of Deposits. We continue to be successful in the growth of core deposits. Over the last five years, we have increased core deposits by 15.5%, from 35.7% at the end of in 2007 to 51.2% at the end of 2012. This includes an increase in non-interest bearing deposits of 193.1% during the same time period.

Continuing Our Strong Capital Position. As a result of our consistent operating profitability, we historically have maintained a strong capital position. At December 31, 2012, our ratio of stockholders’ equity to total assets was 9.8%, compared to 9.3% at December 31, 2011. The Bank increased total risk-based capital to 15.1% at year-end 2012 from 14.3% at year-end 2011.

Decreasing Interest Rate Risk. It has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. When possible, extending liabilities may also be utilized to decrease interest rate risk.

Financial Condition at December 31, 2012 Compared to December 31, 2011

General. Total assets at year-end 2012 were $1.4 billion, reflecting a $4.7 million decrease during the year, primarily as a result of a 15.0% decrease in investment securities and a 40.6% decrease in our cash and cash-equivalents, which was partially offset by a 7.7 % increase in gross loans, excluding loans held for sale. Average interest-earning assets increased $25.7 million, or 2.0%, to $1.33 billion at December 31, 2012 from $1.30 billion at December 31, 2011. Average interest-bearing liabilities increased by $5.5 million, or 0.5% to $1.17 billion at year-end 2012 from $1.16 billion at year-end 2011 reflecting an increase in FHLB advances. Average stockholders’ equity increased by $4.3 million or 3.3% during 2012.

Cash and Securities. Although our cash and securities (including our bank deposits) decreased from $387.5 million at year-end 2011 compared to $314.0 million at year-end 2012 we still maintained a high liquidity position. The details of our cash and securities are as follows:

	At December 31		Amount	Percent
	2012	2011	Change	Change
	(Dollars in thousands)
Cash	$8,899	$7,710	$1,189	15.42%
Interest-bearing demand deposits	23,879	47,513	(23,634)	-49.74
Interest-bearing deposits	-	1,415	(1,415)	-100.00
Securities available for sale (fair value)	281,197	330,878	(49,681)	-15.01
Total	$313,975	$387,516	$(73,541)	-18.98%

As of December 31, 2011 we were holding an increased level of bank deposits in money market funds that were invested shortly after the new year, primarily in mortgage-backed securities. The decrease in investment securities reflects the decision to sell lower yielding available for sale securities to pay off higher rate FHLB advances as well as reinvest in higher yielding new loan growth.

At December 31, 2012, our securities portfolio consisted of $244.6 million in government-sponsored agency mortgage-backed securities and collateralized mortgage obligations, $13.0 million in federal agency and Small Business Administration securities, $3.3 million in municipal securities and $20.3 million in corporate obligations. At December 31, 2012, all these securities, except for the corporate obligations, had aggregate unrealized gains of $8.7 million, and the corporate obligations had unrealized losses of $3.8 million, primarily due to unrealized losses on trust preferred securities of $4.3 million. We have the ability to hold the trust preferred securities until maturity and believe that we will be able to collect the adjusted amortized cost basis of the securities. See Note 4 of the Notes to Consolidated Financial Statements in Item 8 for additional information about our investment securities.

We expect to maintain this high level of liquid assets in 2013. We believe it is prudent to maintain higher liquidity while our local markets continue to experience uncertain economic times. In addition, until loan demand increases in our market, we expect to have more securities investments.

Loans. Our gross loan portfolio, excluding loans held for sale, increased $70.4 million or 7.7% to $990.6 million at year-end 2012 from $920.2 million at year-end 2011. The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during 2012:

	At December 31		Amount	Percent
	2012	2011	Change	Change
	(Dollars in thousands)
Commercial Loans:
Real Estate	$203,613	$197,390	$6,223	3.2%
Construction and Development	17,462	20,831	(3,369)	(16.2)
Other	67,773	64,628	3,145	4.9
Total Commercial	288,848	282,849	5,999	2.1

Residential Mortgages	502,619	434,976	67,643	15.6

Consumer Loans:
Home Equity Lines	100,516	96,864	3,652	3.8
Auto	15,572	15,203	369	2.4
Boat/RV	76,416	83,557	(7,141)	(8.6)
Other	6,598	6,760	(162)	(2.4)
Total Consumer	199,102	202,384	(3,282)	(1.6)
Total Loans	$990,569	$920,209	$70,360	7.7%

Although the Bank has an overall strategy to increase commercial and consumer loans it has been hindered by depressed economic conditions in Indiana as a result of the slow recovery from the recent recession. Due to higher unemployment and decreased real estate values, loan demand, especially for business loans, has remained relatively flat. We are seeking opportunities to provide refinancing opportunities to sound commercial borrowers currently served by other financial institutions. The decrease in the consumer portfolios was offset by the increase in the commercial and residential mortgage lending portfolios during the period. Lower rates have allowed consumers to refinance their mortgage loans, and the Bank continues to see this business as strong with less credit risk. The Bank continues to sell 30-year fixed-rate mortgage loans to reduce related interest rate.

Delinquencies and Non-performing Assets. As of December 31, 2012, our total loans delinquent 30-to-89 days was $22.2 million or 2.2% of total loans, compared to $26.2 million or 2.8% of total loans at the end of 2011.

At December 31, 2012, our non-performing assets totaled $31.4 million or 2.21% of total assets, compared to $39.2 million or 2.75% of total assets at December 31, 2011. This $7.8 million, or 20.0% decrease was primarily the result of the decrease in non-performing commercial real estate. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.

	At December 31		Amount	Percent
	2012	2011	Change	Change
	(Dollars in thousands)
Non-accruing loans	$23,410	$30,711	$(7,301)	(23.8)%
Accruing loans delinquent 90 days or more	273	1,127	(854)	(75.8)
Foreclosed assets	7,700	7,392	308	4.2
Total	$31,383	$39,230	$(7,847)	(20.0)%

Our non-performing assets decreased in 2012 as local economic conditions improved. The pace of non-performing assets has slowed and optimistically it has peaked. The Bank is diligently monitoring and writing down loans that appear to have irreversible weakness. The Bank works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral. In addition to the decrease in non-performing assets, the Company has seen significant improvement during the year in total classified assets. Total classified assets decreased by 18.8% from $69.4 million at December 31, 2011 to $56.4 million at December 31, 2012.

At December 31, 2011, foreclosed commercial real estate totaled $2.2 million and consisted of 12 commercial buildings in our existing lending footprint. Due to improvements in our local economy and our sales efforts, at December 31, 2012, foreclosed commercial real estate totaled $1.1 million and consisted of eight commercial buildings or real estate for development; two in Kosciusko County, one in Grant County and five in Elkhart and St. Joseph Counties. At December 31, 2012, the Bank had 51 residential properties with a book value of $5.8 million. All foreclosed real estate is currently for sale. At the end of 2012, the Bank also held $755,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Non-accruing commercial real estate loans, including construction and development loans, decreased from $16.9 million at December 31, 2011, to $8.4 million at December 31, 2012. Non-accruing commercial business loans as well as one- to four-family loans increased slightly from $1.2 million and $10.1 million, respectively, at the end of 2011 to $1.3 million and $10.8 million, respectively, at the end of 2012. Management continues to monitor these non-accruing loans aggressively and it is management’s opinion that the non-accruing loans are sufficiently reserved as of December 31, 2012.

In addition to the non-performing assets set forth in the table above, as of December 31, 2012, there was an aggregate of $8.3 million in loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Due to improving economic conditions, we have seen a decrease in the amount of these loans during 2012. These loans have been considered in management’s determination of the adequacy of our allowance for loan losses. Management reviews each of these relationships at least quarterly to determine if further downgrades and specific loan allocations are prudent.

Allowance for Loan Loss. Allowance for loan losses decreased $800,000 from $16.8 million at December 31, 2011 to $16.0 million December 31, 2012 as reflected below:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)

Balance at beginning of period	$16,815	$16,372
Charge-offs	8,002	13,818
Recoveries:	1,200	1,161
Net charge-offs	6,802	12,657
Provisions charged to operations	6,025	13,100
Balance at end of period	$16,038	$16,815

Ratio of net charge-offs during the period to average loans outstanding during the period	0.71%	1.31%

Allowance as a percentage of non-performing loans	67.72%	52.81%
Allowance as a percentage of total loans (end of period)	1.63%	1.83%

Specific loan loss allocation related to loans that have been individually evaluated for impairment decreased $852,000, while general loan loss reserves have remained approximately the same even with increased loan balances. Net charge offs for the year 2012 were $6.8 million, or 0.71% of average loans on an annualized basis, compared to $12.7 million, or 1.31% of average loans for 2011. The decrease was primarily due to management’s ongoing evaluation of the loan portfolio conditions in our market areas. As of December 31, 2012, the allowance for loan losses as a percentage of loans receivable and non-performing loans was 1.63% and 67.72%, respectively, compared to 1.83% and 52.81%, respectively, at December 31, 2011. Allowance for loan losses as a percentage of loans receivable decreased primarily due to an increase in the net loan portfolio of $68.3 million. Allowance for loan losses as a percentage of non-performing loans increased due to the decrease in non-performing loans in the 2012.

Our non-accrual loans include five commercial loan relationships totaling $6.6 million, or 28.3% of the non-accrual loan total. These loans are primarily construction and development loans. These loans had a specific allocation of $599,000.

Other Assets. Other material changes in our assets during 2012 include: a reduction of $1.2 million in prepaid FDIC premiums; a $1.4 million increase in cash surrender value of BOLI; a $962,000 reduction in our core deposit and other intangible assets reflecting current amortization; and an aggregate $2.8 million reduction in deferred income tax benefit and income tax receivable reflecting lower taxable income and reduced low income housing tax credits.

Deposits. Total deposits increased $15.7 million to $1.18 billion at year-end 2012 compared to $1.17 billion at year-end 2011, primarily due to increased activity in new and existing core deposit relationships, as reflected in the table below, with corresponding weighted average rates partially offset by a decrease in certificates of deposit. The increase in non-interest bearing deposits reflects an increase in business checking. These changes are consistent with the Bank strategy to grow and strengthen core deposit relationships.

	At December 31,
	2012		2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Type of Account:
Non-interest Checking	$138,269	0.00%	$123,936	0.00%
Interest-bearing NOW	259,220	0.27	218,915	0.49
Savings	110,211	0.01	98,122	0.05
Money Market	98,366	0.23	85,069	0.65
Certificates of Deposit	577,943	1.66	642,315	1.91
Total	$1,184,009	0.89%	$1,168,357	1.22%

Borrowings. Total borrowings decreased $27.6 million, or 24.2%, to $86.3 million at year-end 2012 primarily due to a $26.8 million decrease in FHLB advances due to a $27.8 million prepayment in 2012. Other borrowings, consisting of a bank loan and trust preferred securities, decreased $804,000 to $11.6 million at year-end 2012 due to regular loan payments.

In 2009, the Company borrowed $10.0 million from First Tennessee Bank, N.A. to refinance existing long-term debt. At December 31, 2012, the loan bore a 5.9% interest rate, had a term expiring in December 2014 and was secured by Bank stock. The balance of that loan was $7.6 million at December 31, 2012. This loan was refinanced on January 4, 2013 with a new rate of 3.915% and a term expiring December 2017.

The Company acquired $5.0 million of issuer trust preferred securities in a 2008 acquisition of another financial institution, which had a net balance of $4.0 million December 31, 2012 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance or September 15, 2035. The securities bore a fixed rate of interest of 6.22% through July 2010 and thereafter were to reset quarterly at the prevailing three-month LIBOR rate plus 170 basis points. In December 2009, the Company entered into a cash flow hedge with FTN Financial to fix the floating portion of the issued trust preferred security at 5.15% for the next five years starting on September 15, 2010. The Company has had the right to redeem the trust preferred securities, in whole or in part, without penalty, since establishing the cash flow hedge; however, it does not expect to redeem these securities before it redeemed all of its SBLF preferred stock.

Stockholders’ Equity. Stockholders’ equity was $139.5 million at December 31, 2012, an increase of $6.9 million, or 5.2% from the equity of $132.6 million at December 31, 2011. The increase was a result of net income of $7.2 million, $1.6 million in other comprehensive income, $329,000 in ESOP shares earned and $804,000 in share-based compensation. These increases were partially offset by dividend payments of $1.4 million to preferred stockholders and $1.7 million to common stockholders. The Company’s tangible book value per share as of December 31, 2012 increased to $15.33 compared to $14.38 as of December 31, 2011 and the tangible common equity ratio was 7.62% as of December 31, 2012 compared to 7.05% as of December 31, 2011.

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

	Year ended December 31,
	2012			2011			2010
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets
Interest -bearing deposits	$21,115	$52	0.25%	$37,894	$91	0.24%	$72,919	$185	0.25%
Mortgage-backed securities available-for sale(1)	296,877	7,929	2.67	263,298	7,475	2.84	179,901	5,923	3.29
Investment securities available-for-sale(1)	36,591	822	2.25	26,480	653	2.47	24,103	664	2.75
Investment securities held-to-maturity	-	-		-	-	-	3,570	325	9.10
Loans(2)	963,215	46,095	4.79	963,947	52,728	5.47	1,026,199	59,952	5.84
Stock in FHLB of Indianapolis	14,391	450	3.13	14,897	406	2.73	18,177	349	1.66
Total interest-earning assets	1,332,189	55,348	4.15	1,306,516	61,353	4.70	1,324,869	67,398	5.09

Non-Interest Earning Assets (net of allowance for loan losses and unrealized gain/loss)	117,086			120,554			122,163
Total assets	$1,449,275			$1,427,070			$1,447,032

Interest-Bearing Liabilities:
Demand and NOW accounts	$251,999	879	0.35	$214,062	1,177	0.55	$186,792	961	0.51
Savings deposits	107,207	45	0.04	96,847	111	0.11	89,622	139	0.16
Money market accounts	91,561	396	0.43	74,594	504	0.68	70,358	598	0.85
Certificate accounts	595,810	10,480	1.76	663,453	14,223	2.14	668,061	16,591	2.48
Total deposits	1,046,577	11,800	1.13	1,048,956	16,015	1.53	1,014,833	18,289	1.80
Borrowings	118,626	2,904	2.45	110,740	4,019	3.63	176,029	6,906	3.92
Total interest-bearing accounts	1,165,203	14,704	1.26	1,159,696	20,034	1.73	1,190,862	25,195	2.12
Non-Interest Bearing Accounts	131,115			121,623			108,316
Other Liabilities	15,296			12,432			14,196
Total Liabilities	1,311,614			1,293,751			1,313,374
Stockholders’ Equity	137,661			133,319			133,658
Total liabilities and stockholders’ equity	$1,449,275			$1,447,070			$1,447,032
Net Earning Assets	$166,986			$146,820			$134,007
Net Interest Income		$40,644			$41,319			$42,203
Net Interest Rate Spread(3)			2.89%			2.97%			2.97%
Net Yield on Average Interest-Earning Assets(4)			3.05%			3.16%			3.19%
Average Interest-Earning Assets to Average Interest-Bearing Liabilities	114.33%			112.66%			111.25%

(1)	Average balances were calculated using amortized cost, which excludes FASB 115 valuation allowances.
(2)	Calculated net of deferred loan fees, loan discounts and loans in process.
(3)	Interest rate spread is calculated by subtracting weighted average interest rate cost from weighted average interest rate yield for the period indicated.
(4)	The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in volume, which are changes in volume multiplied by the old rate, and changes in rate, which is a change in rate multiplied by the old volume. Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Increase			Increase
	(Decrease)		Total	(Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$(41)	2	(39)	$(85)	$(9)	$(94)
Investment securities available-for-sale	1,146	(524)	622	2,413	(1,197)	1,216
Loans receivable	(40)	(6,593)	(6,633)	(3,524)	(3,700)	(7,224)
Stock in FHLB of Indianapolis	(14)	59	45	(71)	128	57

Total interest-earning assets	$1,051	(7,056)	(6,005)	$(1,267)	$(4,778)	$(6,045)

Interest-bearing liabilities:
Savings deposits	$184	(484)	(300)	$147	$69	$216
Money market accounts	11	(77)	(66)	11	(39)	(28)
Demand and NOW accounts	99	(207)	(108)	34	(128)	(94)
Certificate accounts	(1,356)	(2,387)	(3,743)	(114)	(2,254)	(2,368)
Borrowings	269	(1,382)	(1,113)	(2,402)	(485)	(2,887)

Total interest-bearing liabilities	$(793)	(4,537)	(5,330)	$(2,324)	$(2,837)	$(5,161)

Change in net interest income			$(675)			$(884)

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011.

General. Net income available to common shareholders for the year ended December 31, 2012 was $5.8 million or $0.83 and $0.82 basic and diluted earnings per common share, respectively, compared to net income available to common shareholders of $1.4 million, or $0.20 basic and diluted earnings per common share for the year ended December 31, 2011. The primary reason for this increase was a $7.1 million reduction in the provision for loan losses compared to the level in 2011 due to credit stabilization in the loan portfolio. Our return on assets and on average tangible equity was 0.50% and 5.47%, respectively, in 2012 compared to 0.24% and 1.39% in 2011.

Interest Income. Total interest income decreased $6.0 million, or 9.8%, to $55.3 million during the year ended December 31, 2012 from $61.4 million during the year ended December 31, 2011, reflecting a decline in the net interest yield on interest-earning assets of 55 basis points, partially offset by an increase in average earning assets of $25.7 million comparing 2012 with 2011. The decline in yield was primarily due to the decline in national and local prevailing interest rates. Interest income on loans in 2012 was $46.1 million compared to $52.7 million in 2011, reflecting a 68 basis point decrease in the weighted average yield on loans in 2012 to 4.79%, compared to 5.47% in 2011. Interest income on investment securities in 2012 was $9.2 million compared to $8.5 million in 2011, reflecting a $667,000 increase in our average investment securities portfolio to $347.9 million in 2012.

Interest Expense. Interest expense decreased $5.3 million, or 26.6%, to $14.7 million during the year ended December 31, 2012 compared to $20.0 million during the year ended December 31, 2011. The primary reason for this decrease was a decline of 47 basis points in the average cost of interest-bearing liabilities from 1.73% during 2011 to 1.26% during 2012, which was primarily due to continued re-pricing of deposit accounts. Interest expense on deposits decreased $4.2 million, due to a 40 basis point decline in average rates paid. Interest expense on borrowings decreased $1.1 million as a result of a 118 basis point decline in average rates partially offset by a $7.9 million increase in average borrowings during 2012, to $118.6 million.

Net Interest Income. Net interest income decreased by $675,000 in 2012 to $40.6 million in 2012 compared to $41.3 million in 2011, primarily due to reduced earning assets and the impact of interest-earning assets re-pricing sooner than interest-bearing liabilities. For more information on our asset/liability management, especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

Provision for Loan Losses. Our provision for loan losses decreased significantly in 2012 from $13.1 million for 2011 to $6.0 million for 2012. The decrease was based on management’s ongoing evaluation of the adequacy of the allowance for loan losses, which was partially attributable to net charge offs decreasing $5.9 million, to $6.8 million, or 0.71% of loans during 2012 compared to net charge-offs of $12.7 million, or 1.31% of loans during 2011. Net charge-offs exceeded the provision primarily due to charge-offs related to previously identified loans for which specific allocations had been previously established. Non-performing loans to total loans at December 31, 2012 were 2.40% compared to 3.47% at December 31, 2011. Non-performing assets to total assets were 2.21% at December 31, 2012 compared to 2.75% at December 31, 2011. This $7.8 million decrease in non-performing assets reflects the stabilization of the local economies in which we serve.

Other Income. Other (non-interest) income decreased from 2012 compared to the levels earned in 2011 by $486,000, or 3.0%, to $15.5 million in 2012 compared to $16.0 million in 2011 as reflected below:

	Year Ended		Amount	Percent
	12/31/2012	12/31/2011	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$6,492	$6,987	$(495)	(7.08)%
Net realized gain (loss) on sale of securities	2,831	2,048	783	38.16%
Equity in losses of limited partnerships	(498)	(384)	(114)	(29.69)%
Commissions	3,894	3,691	203	5.50%
Net gains on sales of loans	1,870	2,723	(853)	(31.33)%
Net servicing fees	(203)	(73)	(130)	(178.08)%
Increase in cash surrender value of life insurance	1,351	1,420	(69)	(4.86)%
Loss on sale of other real estate and repossessed assets	(564)	(426)	(138)	(32.39)%
Net other-than-temporary losses on securities	-	(193)	193	100.00%
Other income	351	217	134	62.50%
Total	$15,524	$16,010	$(486)	(3.04)%

The decrease in non-interest income was primarily due to a reduction in gain on sale of loans and related servicing by $983,000 primarily due to a $45 million mortgage loan sale that occurred in 2011 that was not repeated in 2012, as well as decreases in service fee income on deposits of $495,000, primarily related to reduced overdraft fee income. These decreases were partially offset by increases in gain on sale of investments of $783,000.

Other Expense. Other (non-interest) expense decreased in 2012 by $253,000 to $40.3 million, reflecting our continued efforts to control operating expenses.

	Year Ended		Amount	Percent
	12/31/2012	12/31/2011	Change	Change
	(Dollars in thousands)
Non-Interest Expense:
Salaries and employee benefits	$21,335	$21,690	$(355)	(1.64)%
Net occupancy expenses	2,339	2,385	(46)	(1.93)%
Equipment expenses	1,846	1,889	(43)	(2.28)%
Data processing fees	1,539	1,529	10	0.65%
Automated teller machine	977	1,014	(37)	(3.65)%
Deposit insurance	1,260	1,491	(231)	(15.49)%
Professional fees	1,616	1,641	(25)	(1.52)%
Advertising and promotion	1,602	1,458	144	9.88%
Software subscriptions and publications	1,471	1,301	170	13.07%
Intangible amortization	962	1,160	(198)	(17.07)%
Other real estate and repossessed assets	881	942	(61)	(6.48)%
Other expenses	4,437	3,916	521	13.30%
Total	$40,265	$40,416	$(151)	(0.37)%

The decrease in non-interest expenses were primarily a result of the decreased salaries and benefits due to changes in employee health insurance and decreased deposit insurance expense of $231,000 due to the change in FDIC computation method. The increases were partially decreased by an increase in other expenses due to an $804,000 prepayment penalty for FHLB advances, increases in software subscriptions and maintenance of $170,000 and increases in marketing expense of $144,000.

Income Tax Expense. Income tax expense in 2012 increased $2.3 million compared to 2011. The Company’s effective tax rate increased to 26.64% in 2012 from 8.63% in 2011, because of increased pre-tax income and decreased low income housing credits as a percentage of net income.

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

Other Income. Other (non-interest) income increased in 2011 over the levels earned in 2010 primarily as a result of increased realized gains on the sale of securities, decreased OTTI, real estate sales and equity partnership losses offset by decreased service fee income and lower increases in our BOLI cash surrender value as follows:

	Year Ended		Amount	Percent
	12/31/2011	12/31/2010	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$6,987	$7,229	$(242)	(3.3)%
Net realized gain (loss) on sale of securities	2,049	(53)	2,102	(3966.0)%
Equity in losses of limited partnerships	(384)	(510)	126	(24.7)%
Commissions	3,691	3,845	(154)	(4.0)%
Net gains on sales of loans	2,723	2,275	448	19.7%
Net servicing fees	(73)	139	(212)	(152.5)%
Increase in cash surrender value of life insurance	1,420	1,556	(136)	(8.7)%
Loss on sale of other real estate and repossessed assets	(426)	(1,012)	586	(57.9)%
Net other-than-temporary losses on securities	(193)	(841)	648	(77.0)%
Other income	216	451	(235)	(52.1)%
Total	$16,010	$13,079	$2,931	22.4%

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

	Year Ended		Amount	Percent
	12/31/2011	12/31/2010	Change	Change
	(Dollars in thousands)
Non-Interest Expense:
Salaries and employee benefits	$21,690	$21,078	$612	2.9%
Net occupancy expenses	2,385	2,503	(118)	(4.7)%
Equipment expenses	1,889	1,903	(14)	(0.7)%
Data processing fees	1,529	1,569	(40)	(2.5)%
Automated teller machine	1,014	1,169	(155)	(13.3)%
Deposit insurance	1,491	1,831	(340)	(18.6)%
Professional fees	1,641	1,141	500	43.8%
Advertising and promotion	1,458	1,224	234	19.1%
Software subscriptions and publications	1,301	1,554	(253)	(16.3)%
Intangible amortization	1,160	1,348	(188)	(13.9)%
Other real estate and repossessed assets	942	924	18	1.9%
Other expenses	3,916	3,761	155	4.1%
Total	$40,416	$40,005	$411	1.0%

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

Income Tax Expense. Income tax expense in 2011 decreased $1.3 million compared to 2010. The Company’s effective tax rate decreased to 8.63% in 2011 from 20.37% in 2010 because of the decrease in pre-tax income and the increased low income housing credits as a percentage of net income.

Liquidity

We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. During 2012 and 2011, we maintained higher levels of liquidity as we grew our deposits and marketable equity securities and received paydowns within our loan portfolio.

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

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. It is overseen by the Asset and Liability Management Committee. The Board of Directors required the Bank to maintain a minimum liquidity ratio of 10% of deposits. At December 31, 2012, our ratio was 25.0%. The Company is currently in excess of the minimum liquidity ratio set by the Board due to a larger than historical investment portfolio. Management continues to seek to utilize liquidity off of the investment portfolio to fund loan growth over the new few years as demand for loans increases. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). At December 31, 2012, on a consolidated basis, the Company had $314.0 million in cash and investment securities available for sale and $5.1 million in loans held for sale generally available for its cash needs. We can also generate funds from borrowings, primarily FHLB advances, and, to a lesser degree, third party loans. At December 31, 2012, the Bank had the ability to borrow an additional $225.8 million in FHLB advances. In addition, we have historically sold 30-year fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity. The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying SBLF dividends to the Treasury, amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, the payment of which is subject to regulatory limits. At December 31, 2012, the Company, on an unconsolidated basis, had $2.0 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2012, the approved outstanding loan commitments, including unused lines of credit, amounted to $159.6 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2012, totaled $286.8 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. For the year ended December 31, 2012, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At December 31, 2012, the Bank had $67.1 million in commitments to make loans, $8.7 million in undisbursed portions of closed loans, $80.5 million in unused lines of credit and $3.3 million in standby letters of credit. In addition, on a consolidated basis, at December 31, 2012, the Company had $86.3 million in outstanding non-deposit borrowings, of which $14.1 million is due during 2013.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. See ‘Item 1 - Business- How We Are Regulated - Regulatory Capital Requirements.” The FDIC may require the Bank to have additional capital above the specific regulatory levels if it believes the Bank is subject to increased risk due to asset problems, high interest rate risk and other risks. The Company is subject to minimum capital requirements imposed by the FRB, which are substantially similar to those imposed on the Bank, including guidelines for bank holding companies to be considered well-capitalized. The FDIC and FRB have issued proposals to revise these capital requirements, which would increase the levels required particularly if the Bank and the Company want to continue paying dividends or executive bonuses.

During 2011, the Company redeemed $32.4 million in preferred shares issued to Treasury in the TARP and repurchased the related TARP warrant for 625,135 shares of common stock for $900,000. Contemporaneous with the redemption of the TARP preferred shares, the Company received $28.9 million from Treasury in exchange for 28,923 shares of preferred stock in the SBLF program, which was established to encourage community banks to lend to small businesses. The Company did not repurchase any common stock in 2012. The Company may begin to redeem its SBLF Preferred Stock in 2013 to decrease the impact of the scheduled dividend increases.

At December 31, 2012, the Bank’s regulatory capital exceeded the FDIC regulatory requirements, and the Bank was well-capitalized under regulatory prompt corrective action standards. In addition, at December 31, 2012, the Company’s capital levels exceeded the FRB’s requirements, and the Company was considered well-capitalized under FRB guidelines. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain well-capitalized status.

Our capital ratios at December 31, 2012 are reflected below:

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio

Leverage Capital Level(1):
MutualFirst Consolidated	$125,770	8.8%	$57,137	4.0%	$	N/A	N/A
MutualBank	132,254	9.3	57,121	4.0		71,401	5.0
Tier 1 Risk-Based Capital Level (2) :
MutualFirst Consolidated	$125,770	13.2%	$38,248	4.0%		$57,372	6.0%
MutualBank	132,254	13.8	38,217	4.0		57,326	6.0
Total Risk-Based Capital Level (3) :
MutualFirst Consolidated	$137,764	14.4%	$76,496	8.0%		$95,620	10.0%
MutualBank	144,247	15.1	76,434	8.0		95,543	10.0

(1)	Tier 1 Capital to Average Total Assets of $1.4 billion for the Bank and $1.4 billion for the Company at December 31, 2012
(2)	Tier 1 Capital to Risk-Weighted Assets of $955.5 million for the Bank and $956.2 million for the Company at December 31, 2012.
(3)	Total Capital to Risk-Weighted Assets.

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

Management continues to evaluate options to mitigate interest rate risk in an increasing interest rate environment during this cycle of extremely low interest rates. This includes shortening assets and lengthening liabilities when possible.

How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in interest rates, we monitor our interest rate risk. In monitoring interest rate risk, we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities and their sensitivity to actual or potential changes in market interest rates. In order to minimize the potential for adverse effects of material and prolonged changes in interest rates on our results of operations, the Bank’s board of directors establishes asset and liability management policies to better match the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities.

These asset and liability policies are implemented by the Asset and Liability Management Committee, which is chaired by the Chief Financial Officer and is comprised of members of our senior management team. The purpose of the Asset and Liability Management Committee is to communicate, coordinate and control asset/liability management issues consistent with our business plan and board-approved policies. The committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objective of these actions is to manage assets and funding sources consistent with liquidity, capital adequacy, growth, risk and profitability goals. The Asset and Liability Management Committee generally meets monthly to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to a net present value of portfolio equity analysis and income simulations. At each meeting, the Asset and Liability Management Committee recommends appropriate strategy changes based on this review. The Chief Financial Officer is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Board of Directors, at least quarterly.

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have sought to:

•	originate and purchase adjustable rate mortgage loans and commercial business loans;

•	originate shorter-duration consumer loans,

•	manage our deposits to establish stable deposit relationships,

•	acquire longer-term borrowings at fixed rates, when appropriate, to offset the negative impact of longer-term fixed rate loans in our loan portfolio, and

•	limit the percentage of long-term fixed-rate loans in our portfolio.

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin and improve earnings. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term, fixed-rate loans in our portfolio, during 2012 we sold in the secondary market $45.3 million of fixed rate, one- to four-family mortgage loans with a term to maturity of over 15 years, which was 21.1% of all such loans originated by the Bank during the year.

In 2012, due to changes in applicable regulatory standards, we formulated a new interest rate risk measurement process that measures both earnings and capital risk in accordance with the FDIC guidance on managing interest rate risk. Prior to 2012, we utilized a net portfolio value interest rate risk model formulated by our former regulator through the end of 2011, as well as our own internal model. The following chart reflects the Bank’s percentage change in net income and capital assuming the most severe movement in interest rates as an immediate parallel rate shock in a range from down 100 basis points to up 400 basis points as of December 31, 2012.

	Percentage Change in
	Net Interest Income	Capital
Rate Shock:
Up 400 basis points	(30.4)%	(29.2)%
Up 300 basis points	(21.2)%	(20.0)%
Up 200 basis points	(13.7)%	(11.4)%
Up 100 basis points	(6.4)%	(4.0)%
Down 100 basis points	(6.2)%	(22.5)%

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the chart. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the tables. Therefore, the Company also considers potential interest rate shocks that are not immediate parallel shocks in various rate scenarios. Management currently believes that interest rate risk is managed appropriately in more practical rate shock scenarios than those in the chart above.

Item 8. Financial Statements and Supplementary Data

MutualFirst Financial, Inc.

Accountants’ Report and Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

MutualFirst Financial, Inc.

Muncie, Indiana

We have audited the accompanying consolidated balance sheets of MutualFirst Financial, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MutualFirst Financial, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana

March 22, 2013

MutualFirst Financial, Inc.

Consolidated Balance Sheets
December 31, 2012 and 2011

(In Thousands, Except Share and Per Share Data)

	2012	2011
Assets

Cash and due from banks	$8,899	$7,710
Interest-bearing demand deposits	23,879	47,513
Cash and cash equivalents	32,778	55,223
Interest-bearing deposits	—	1,415
Investment securities available for sale	281,197	330,878
Loans held for sale	5,106	1,441
Loans, net of allowance for loan losses of $16,038 and $16,815, at December 31, 2012 and 2011, respectively	969,545	900,460
Premises and equipment, net	32,240	32,025
Federal Home Loan Bank stock	14,391	14,391
Investment in limited partnerships	2,603	3,113
Deferred tax asset	15,913	17,386
Income taxes receivable	—	1,344
Cash value of life insurance	48,410	47,023
Prepaid FDIC premiums	1,647	2,821
Core deposit and other intangibles	2,411	3,373
Other assets	16,217	16,300

Total assets	$1,422,458	$1,427,193

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$138,269	$123,935
Interest-bearing	1,045,740	1,044,422
Total deposits	1,184,009	1,168,357
Federal Home Loan Bank advances	74,675	101,451
Other borrowings	11,606	12,410
Other liabilities	12,675	12,348
Total liabilities	1,282,965	1,294,566

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.01 par value
Authorized - 5,000,000 shares
Issued and outstanding – 28,923 shares; liquidation preference $1,000 per share	1	1
Common stock, $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding – 7,055,502 and 6,987,586 shares	71	70
Additional paid-in capital - preferred stock	28,923	28,923
Additional paid-in capital - common stock	72,610	71,796
Retained earnings	35,403	31,270
Accumulated other comprehensive income	2,803	1,203
Unearned benefit plan shares	(318)	(636)
Total stockholders’ equity	139,493	132,627
Total liabilities and stockholders’ equity	$1,422,458	$1,427,193

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Income
Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Share and Per Share Data)

	2012	2011	2010
Interest and Dividend Income
Loans receivable	$46,095	$52,728	$59,952
Investment securities	8,751	8,127	6,912
Federal Home Loan Bank stock	450	406	349
Deposits with financial institutions	52	92	185
Total interest and dividend income	55,348	61,353	67,398

Interest Expense
Deposits	11,800	16,015	18,289
Federal Home Loan Bank advances	2,119	3,186	5,986
Other interest expense	785	833	920
Total interest expense	14,704	20,034	25,195

Net Interest Income	40,644	41,319	42,203
Provision for loan losses	6,025	13,100	7,050
Net Interest Income After Provision for Loan Losses	34,619	28,219	35,153

Other Income
Service fee income	6,492	6,987	7,229
Net realized gain (loss) on sales of available-for-sale securities	2,831	2,048	(53)
Commissions	3,894	3,691	3,845
Equity in losses of limited partnerships	(498)	(384)	(510)
Net gains on sales of loans	1,870	2,723	2,275
Net servicing fees (expenses)	(203)	(73)	139
Increase in cash value of life insurance	1,351	1,420	1,556
Loss on sale of other real estate and repossessed assets	(564)	(426)	(1,012)
Other-than-temporary losses on securities
Total other-than-temporary losses	—	(723)	(2,078)
Portion of loss recognized in other comprehensive income (before taxes)	—	530	1,237
Net impairment losses recognized in earnings	—	(193)	(841)
Other income	351	217	451
Total other income	15,524	16,010	13,079

Other Expenses
Salaries and employee benefits	21,335	21,690	21,078
Net occupancy expenses	2,339	2,385	2,503
Equipment expenses	1,846	1,889	1,903
Data processing fees	1,539	1,529	1,567
Advertising and promotion	1,602	1,458	1,224
Automated teller machine expense	977	1,014	1,169
Deposit insurance	1,260	1,491	1,831
Professional fees	1,616	1,641	1,141
Software subscriptions and maintenance	1,471	1,301	1,554
Other real estate and repossessed assets	881	942	924
Other expenses	5,399	5,076	5,110
Total other expenses	40,265	40,416	40,004

Income Before Income Tax	9,878	3,813	8,228
Income tax expense	2,632	329	1,676

Net Income	7,246	3,484	6,552
Preferred stock dividends and accretion	1,446	2,115	1,803

Net Income Available to Common Shareholders	$5,800	$1,369	$4,749

Earnings Per Share
Basic	$0.83	$0.20	$0.69
Diluted	0.82	0.20	0.69

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2012, 2011 and 2010

(In Thousands)

	2012	2011	2010

Net income	$7,246	$3,484	$6,552

Other comprehensive income:

Net unrealized holding gain (loss) on securities available-for-sale	4,782	10,267	(2,600)

Net unrealized gain (loss) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	43	(56)	(1,307)

Less: Reclassification adjustment for realized (gains) losses included in net income	(2,831)	(1,855)	894

Net unrealized gain (loss) on derivative used for cash flow hedges	56	(133)	(383)

Net unrealized gain (loss) relating to defined benefit plan	399	(197)	186
	2,449	8,026	(3,210)
Income tax (expense) benefit related to other comprehensive income	(849)	(2,835)	1,079

Other comprehensive income (loss)	1,600	5,191	(2,131)

Comprehensive income	$8,846	$8,675	$4,421

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Share and Per Share Data)

						Accumulated
						Other	Unearned
		Paid-in		Paid-in		Comprehensive	Benefit
	Preferred	Capital	Common	Capital	Retained	Income	Plan
	Stock	Preferred	Stock	Common	Earnings	(Loss)	Shares	Total

Balances January 1, 2010	$1	$31,646	$70	$72,485	$28,654	$(1,857)	$(1,272)	$129,727
Net income					6,552			6,552
Other comprehensive income, net of taxes						(2,131)		(2,131)
Stock options, vested				24				24
Cash dividends, common stock ($.24 per share)					(1,646)			(1,646)
Cash dividends, preferred stock (5%)					(1,619)			(1,619)
ESOP shares earned				(85)			318	233
Accretion of discount on preferred stock		184			(184)

Balances December 31, 2010	1	31,830	70	72,424	31,757	(3,988)	(954)	131,140
Net income					3,484			3,484
Other comprehensive income, net of taxes						5,191		5,191
Stock options, exercised				17				17
Stock options, vested				305				305
Preferred stock issued		28,923						28,923
Stock and warrants repurchased and retired		(32,382)		(900)				(33,282)
Cash dividends, common stock ($.24 per share)					(1,654)			(1,654)
Cash dividends, preferred stock (5%)					(1,765)			(1,765)
ESOP shares earned				(50)			318	268
Accretion of discount on preferred stock		552			(552)

Balances December 31, 2011	1	28,923	70	71,796	31,270	1,203	(636)	132,627
Net income					7,246			7,246
Other comprehensive income, net of taxes						1,600		1,600
Stock options, exercised			1	550				551
Stock options, vested				253				253
Cash dividends, common stock ($.24 per share)					(1,667)			(1,667)
Cash dividends, preferred stock (5%)					(1,446)			(1,446)
ESOP shares earned				11			318	329

Balances December 31, 2012	$1	$28,923	$71	$72,610	$35,403	$2,803	$(318)	$139,493

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Cash Flows
Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Share and Per Share Data)

	2012	2011	2010
Operating Activities
Net income	$7,246	$3,484	$6,552
Items not requiring (providing) cash
Provision for loan losses	6,025	13,100	7,050
Depreciation and amortization	5,737	6,142	5,823
Deferred income tax	582	(88)	429
Loans originated for sale	(42,060)	(27,091)	(90,759)
Proceeds from sales of loans held for sale	43,171	36,048	84,215
Gain on sale of loans held for sale	(1,576)	(2,293)	(1,593)
(Gain) loss on sale of securities - available for sale	(2,831)	(2,048)	53
Loss on sale of other real estate and repossessed assets	564	426	1,012
Loss on impairment of securities	—	193	841
Loss on sale of premises and equipment	26	44	1
Prepaid FDIC premium	1,174	1,387	1,700
Change in
Interest receivable and other assets	1,943	1,728	4,217
Interest payable and other liabilities	726	1,325	(1,327)
Cash value of life insurance	(1,351)	(1,420)	(1,556)
Other equity adjustments	624	335	233
Other adjustments	498	655	163
Net cash provided by operating activities	20,498	31,927	17,054

Investing Activities
Net change in interest earning deposits	1,415	2,008	(3,423)
Purchases of securities
Available for sale	(114,448)	(201,578)	(254,021)
Proceeds from maturities and paydowns of securities
Available for sale	68,847	47,574	55,705
Held to maturity	—	—	1,534
Proceeds from sales of securities - available for sale	98,326	76,547	85,585
Redemption of Federal Home Loan Bank stock	—	2,292	1,949
Net change in loans	(88,639)	13,698	65,481
Proceeds from sales of loans transferred to held for sale	3,669	46,471	—
Proceeds from sale of premises and equipment	15	—	1
Purchases of premises and equipment	(2,139)	(1,117)	(648)
Proceeds from real estate owned sales	4,524	4,426	4,465
Other investing activities	(37)	(37)	262
Net cash used in investing activities	(28,467)	(9,716)	(43,110)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	79,986	74,542	52,022
Certificates of deposit	(64,334)	(29,474)	24,351
Proceeds from FHLB advances	496,650	76,000	26,500
Repayment of FHLB advances	(523,369)	(102,933)	(95,433)
Repayment of other borrowings	(847)	(800)	(989)
Proceeds from issuance of preferred stock	—	28,923	—
Redemption of preferred stock	—	(33,282)	—
Cash dividends	(3,113)	(3,419)	(3,265)
Other financing activities	551	57	(73)
Net cash provided by (used in) financing activities	(14,476)	9,614	3,113

Net Change in Cash and Cash Equivalents	(22,445)	31,825	(22,943)

Cash and Cash Equivalents, Beginning of Year	55,223	23,398	46,341

Cash and Cash Equivalents, End of Year	$32,778	$55,223	$23,398

Additional Cash Flows Information
Interest paid	$14,808	$19,380	$24,997
Income tax paid	600	450	450
Transfers from loans to foreclosed real estate	5,254	6,107	7,211
Mortgage servicing rights capitalized	294	430	682

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, loan servicing rights, valuation of deferred tax assets, other-than-temporary impairments (OTTI) and fair value of financial instruments.

The Bank generates mortgage, consumer and commercial loans and receives deposits from customers located primarily in North and Central Indiana. The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Mutual Federal Investment Company invests in various investment securities and loans through Mutual Federal REIT, Inc.

Consolidation - The consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s subsidiaries, after elimination of all material intercompany transactions.

Cash Equivalents - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2012 and 2011, cash equivalents consisted primarily of money market accounts with brokers and checking accounts with government sponsored entities.

At December 31, 2012, the Company’s cash accounts exceeded federally insured limits by approximately $11,510,000. Included in this amount are uninsured accounts of approximately $2,328,000 at the Federal Reserve Bank of Chicago and Federal Home Loan Bank of Indianapolis. The majority of the funds, $8,300,000, were held in a money market account for investment purchases.

Pursuant to legislation enacted in 2010, the FDIC fully insured all noninterest-bearing transaction accounts through December 31, 2012 at all FDIC insured institutions. This legislation expired on December 31, 2012.  Beginning January 1, 2013, noninterest-bearing transaction accounts are subject to the $250,000 limit on FDIC insurance per covered institution.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Investment Securities - Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. At December 31, 2012 and 2011, no securities were classified as held to maturity. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. When the Company does not intend to sell a debt security, and it is more likely than not that, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

The Company’s consolidated statement of income reflects the full impairment (that is, the differences between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

For equity securities, when the Company has decided to sell an impaired available-for-sale security and does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made.

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
December 31, 2012, 2011 and 2010
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

Allowance for loan losses The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the inability to collect a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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
December 31, 2012, 2011 and 2010
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

The allowance for loan losses is based on estimates of losses inherent in the loan portfolio. Actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the general allowance in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the probable incurred losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. Although employment began to stabilize in the prior year, the impact of job losses over the recent years combined with the decline in real estate values and the increase in higher risk loans, like consumer and commercial loans, as a percentage of total loans, management has concluded that our allowance for loan losses should be greater than historical loss experience and specifically identified losses would otherwise indicate.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the ability to collect the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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
December 31, 2012, 2011 and 2010
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

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank (FHLB) system. The required investment in the common stock is based on a predetermined formula, carried at cost and is evaluated for impairment.

Mortgage-servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. The Company subsequently measures each class of servicing asset using the amortization method. Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortized assets are assessed for impairment based on fair value at each reporting date.

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
December 31, 2012, 2011 and 2010
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
December 31, 2012, 2011 and 2010
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

Reclassifications of certain amounts in the 2011 and 2010 consolidated financial statements have been made to conform to the 2012 presentation.

Stock options are accounted for in accordance with ASC 718, Stock Compensation. The Company has stock-based employee compensation plans, which are described more fully in Note 21.

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
December 31, 2012, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity. Furthermore, the Company’s regulators could require material adjustments to asset values or the allowance for loan losses for regulatory capital purposes that could affect the Company’s measurement of regulatory capital and compliance with the capital adequacy guidelines under the regulatory framework for prompt corrective action.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

The FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU amends Topic 210 to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

On July 27, 2012, FASB released ASU 2012-02 (Topic 350), Intangibles – Goodwill and Other. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.

Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.

The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company has adopted the methodologies prescribed by this ASU by the date required, and the ASU did not have a material effect on its financial position or results of operations.

On August 27, 2012, FASB released ASU 2012-03, Technical Amendments and Corrections to SEC. This Accounting Standards Update amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics. These amendments are presented in two sections – Amendments to the FASB Accounting Standards Codification and Amendments to the XBRL Taxonomy. The Company has adopted the methodologies prescribed by this ASU, and the ASU did not have a material effect on its financial position or results of operations.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

On October 1, 2012, FASB released ASU 2012-04, Technical Corrections and Improvements. The amendments in this Update make technical corrections, clarifications, and limited-scope improvements to various topics throughout the Codification. These amendments are presented in two sections—Technical Corrections and Improvements and Conforming Amendments Related to Fair Value Measurements. The amendments in this update that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The Company has adopted the methodologies prescribed by this ASU for the period ended December 31, 2012, and the ASU did not have a material effect on its financial position or results of operations.

Note 3:	Restriction on Cash

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank of Chicago. The reserve required at December 31, 2012 was $1,677,000.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 4:          Investment Securities

The amortized costs and approximate fair values, together with gross unrealized gains and losses on securities, are as follows:

	2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities
Government-sponsored agencies	$121,260	$5,115	$—	$126,375
Collateralized mortgage obligations
Government-sponsored agencies	114,782	3,463	(10)	118,235
Federal agencies	13,000	8	(2)	13,006
Municipals	3,129	151	(16)	3,264
Small Business Administration	8	—	—	8
Corporate obligations	24,147	431	(4,269)	20,309

Total investment securities	$276,326	$9,168	$(4,297)	$281,197

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities
Government-sponsored agencies	$198,039	$4,813	$(6)	$202,846
Collateralized mortgage obligations
Government-sponsored agencies	97,098	2,963	—	100,061
Federal agencies	2,000	2	—	2,002
Municipals	3,364	208	(14)	3,558
Small Business Administration	12	—	—	12
Corporate obligations	27,488	—	(5,089)	22,399

Total investment securities	$328,001	$7,986	$(5,109)	$330,878

All mortgage-backed securities and collateralized-mortgage obligations held by the Company as of December 31, 2012 were in government-sponsored and federal agency securities.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2012 and 2011 was $13,309,000 and $28,458,000, which is approximately 5 percent and 9 percent of the Company’s investment portfolio at those dates. The Company has continued to see an improvement in its investment portfolio since 2010 due to increased market values driven by lower market interest rates.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

During 2012 the Bank determined that its holdings in trust preferred securities were not other than temporarily impaired. In 2011 and 2010, the amount of the impairment due to credit quality totaled $193,000 and $841,000, respectively, and is reflected in the statement of income.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011:

	2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Collateralized mortgage obligations
Government-sponsored agencies	$4,962	$(10)	$—	$—	$4,962	$(10)
Federal agencies	4,998	(2)			4,998	(2)
Municipals	874	(16)	—	—	874	(16)
Corporate obligations	—	—	2,475	(4,269)	2,475	(4,269)

Total temporarily impaired securities	$10,834	$(28)	$2,475	$(4,269)	$13,309	$(4,297)

	2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities
Government-sponsored agencies	$5,076	$(6)	$—	$—	$5,076	$(6)
Municipals	971	(14)	—	—	971	(14)
Corporate obligations	19,957	(790)	2,454	(4,299)	22,411	(5,089)

Total temporarily impaired securities	$26,004	$(810)	$2,454	$(4,299)	$28,458	$(5,109)

Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in CMOs were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because (1) the decline in market value is attributable to changes in interest rates and not credit quality, (2) the Company does not intend to sell the investments and (3) it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Corporate Obligations

The Company’s unrealized loss on investments in corporate obligations primarily relates to investments in pooled trust preferred securities. The unrealized losses were primarily caused by (1) a decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (2) a sector downgrade by several industry analysts. The Company currently expects some of the securities to settle at a price less than the amortized cost basis of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security). The Company has recognized a loss equal to the credit loss for these securities, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell these investments and it is likely that the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be at maturity, it does not consider the remainder of the investments to be other-than-temporarily impaired at December 31, 2012.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

	Accumulated Credit Losses
	2012	2011	2010

Credit losses on debt securities held
Beginning of year	$3,567	$3,374	$2,957
Reductions related to actual losses incurred	(2,362)	—	—
Additions related to increases in previously recognized other-than-temporary losses	—	193	417

As of December 31,	$1,205	$3,567	$3,374

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The amortized cost and fair value of securities available for sale at December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value

One to five years	$22,404	$22,837
Five to ten years	9,946	9,958
After ten years	7,926	3,784
	40,726	36,579
Mortgage-backed securities
Government-sponsored agencies	121,260	126,375
Collateralized mortgage obligations
Government-sponsored agencies	114,782	118,235
Small Business Administration	8	8

Totals	$276,326	$281,197

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $3,211,000 and $2,600,000 at December 31, 2012 and 2011.

Proceeds from sales of securities available for sale during 2012, 2011 and 2010 were $98,326,000, $76,547,000 and $85,585,000, respectively. Gross gains of $2,831,000, $2,075,000 and $2,872,000 in 2012, 2011 and 2010 were recognized on those sales. Gross losses of $0, $27,000 and $2,925,000 in 2012, 2011 and 2010 were recognized on those sales.

Note 5:          Loans and Allowance

Classes of loans at December 31, 2012 and 2011 include:

	2012	2011
Commercial
Real estate	$203,613	$197,390
Construction and development	17,462	20,831
Other	67,773	64,628
	288,848	282,849

Residential mortgage	502,619	434,976

Consumer loans
Real estate	100,516	96,864
Auto	15,572	15,203
Boat/RVs	76,416	83,557
Other	6,598	6,760
	199,102	202,384
Total loans	990,569	920,209
Undisbursed loans in process	(7,418)	(5,352)
Unamortized deferred loan costs, net	2,432	2,418
Allowance for loan losses	(16,038)	(16,815)

Net loans	$969,545	$900,460

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Year-end non-accrual loans, segregated by class of loans, were as follows:

	2012	2011
Commercial
Real estate	$2,450	$7,592
Construction and development	5,989	9,314
Other	1,315	1,160
Residential mortgage	10,791	10,080
Consumer loans
Real estate	1,656	2,081
Auto	37	24
Boat/RVs	1,076	371
Other	96	89

	$23,410	$30,711

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

An age analysis of the Company’s past due loans, segregated by class of loans, as of December 31, 2012 and 2011 are as follows:

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Commercial
Real Estate	$1,097	$992	$2,350	$4,439	$199,174	$203,613	$—
Construction and development	192	—	4,912	5,104	12,358	17,462	—
Other	259	223	735	1,217	66,556	67,773	—

Residential mortgage	12,487	2,732	8,356	23,575	479,044	502,619	177
Consumer
Real estate	1,302	358	1,119	2,779	97,737	100,516	—
Auto	47	18	15	80	15,492	15,572	—
Boat/RV	1,508	756	497	2,761	73,655	76,416	—
Other	234	21	95	350	6,248	6,598	96

	$17,126	$5,100	$18,079	$40,305	$950,264	$990,569	$273

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Commercial
Real Estate	$870	$1,023	$7,592	$9,485	$187,905	$197,390	$—
Construction and development	845	—	9,314	10,159	10,672	20,831	—
Other	791	99	1,160	2,050	62,578	64,628	—

Residential mortgage	13,309	3,427	11,207	27,943	407,033	434,976	1,127
Consumer
Real estate	1,395	1,167	2,081	4,643	92,221	96,864	—
Auto	143	28	24	195	15,008	15,203	—
Boat/RV	2,084	825	371	3,280	80,277	83,557	—
Other	227	5	89	321	6,439	6,760	—

	$19,664	$6,574	$31,838	$58,076	$862,133	$920,209	$1,127

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

The following tables present impaired loans for the years ended December 31, 2012 and 2011:

	December 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial
Real estate	$5,341	$6,354	$—	$5,384	$248
Construction and development	3,632	7,078	—	4,884	30
Other	972	972	—	2,828	117
Residential mortgage	2,583	3,522	—	3,755	58

Loans with a specific valuation allowance
Commercial
Real estate	208	947	100	211	12
Construction and development	4,639	5,157	959	5,230	78
Other	912	912	257	921	30
Residential mortgage	834	834	57	654	—

Total
Commercial
Real estate	$5,549	$7,301	$100	$5,595	$260
Construction and development	$8,271	$12,235	$959	$10,114	$108
Other	$1,884	$1,884	$257	$3,749	$147
Residential mortgage	$3,417	$4,356	$57	$4,409	$58

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial
Real estate	$4,883	$5,275	$—	$4,221	$137
Construction and development	5,872	11,801	—	9,451	348
Other	4,030	4,167	—	1,480	211
Residential mortgage	5,378	6,870	—	5,532	142

Loans with a specific valuation allowance
Commercial
Real estate	2,083	2,489	209	1,086	74
Construction and development	7,071	7,281	1,437	3,775	233
Other	1,470	1,524	543	246	60
Residential mortgage	537	537	36	67	36

Total
Commercial
Real estate	$6,966	$7,764	$209	$5,307	$211
Construction and development	$12,943	$19,082	$1,437	$13,226	$581
Other	$5,500	$5,691	$543	$1,726	$271
Residential mortgage	$5,915	$7,407	$36	$5,599	$178

	December 31, 2010
	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial
Real estate	$3,826	$137
Construction and development	2,390	27
Other	388	12
Residential mortgage	4,580	183

Loans with a specific valuation allowance
Commercial
Real estate	5,395	329
Construction and development	4,238	226
Residential mortgage	128	—

Total
Commercial
Real estate	$9,221	$466
Construction and development	$6,628	$253
Other	$388	$12
Residential mortgage	$4,708	$183

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2012.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

December 31, 2012
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real estate	Construction and Development	Other

Pass	$185,794	$9,314	$63,413
Special Mention	6,692	172	255
Substandard	11,127	7,976	3,281
Doubtful	—	—	824

Total	$203,613	$17,462	$67,773

Retail Credit Exposure Credit Risk Profile
	Residential	Consumer
	Mortgage	Real Estate	Auto	Boat/RV	Other

Pass	$486,027	$97,972	$15,533	$75,026	$6,434
Special Mention	2,012	—	—	—	—
Substandard	14,580	2,544	39	1,390	164

Total	$502,619	$100,516	$15,572	$76,416	$6,598

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

December 31, 2011
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real estate	Construction and Development	Other

Pass	$167,991	$8,093	$56,691
Special Mention	11,940	538	880
Substandard	16,488	12,105	6,260
Doubtful	971	95	797

Total	$197,390	$20,831	$64,628

Retail Credit Exposure Credit Risk Profile
	Residential	Consumer
	Mortgage	Real Estate	Auto	Boat/RV	Other

Pass	$417,772	$94,066	$15,135	$82,639	$6,680
Special Mention	2,473	—	—	—	—
Substandard	14,731	2,798	68	918	80

Total	$434,976	$96,864	$15,203	$83,557	$6,760

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

Residential and Consumer

With respect to residential loans that are secured by one-to-four family residences and are primarily owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance (PMI) if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in one-to-four family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2012, 2011 and 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses on other segments.

	December 31, 2012
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$10,602	$3,444	$2,769	$16,815
Provision charged to expense	3,213	1,612	1,200	6,025
Losses charged off	(4,493)	(1,901)	(1,608)	(8,002)
Recoveries	586	239	375	1,200

Balance, end of period	$9,908	$3,394	$2,736	$16,038

Ending balance:
Individually evaluated for impairment	$1,316	$57	$—	$1,373
Collectively evaluated for impairment	$8,592	$3,337	$2,736	$14,665

Loans:
Ending balance
Individually evaluated for impairment	$15,704	$3,417	$—	$19,121
Collectively evaluated for impairment	$273,144	$499,202	$199,102	$971,448

	December 31, 2011
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$10,124	$2,212	$4,036	$16,372
Provision charged to expense	8,592	4,390	118	13,100
Losses charged off	(8,260)	(3,432)	(2,126)	(13,818)
Recoveries	146	274	741	1,161

Balance, end of period	$10,602	$3,444	$2,769	$16,815

Ending balance:
Individually evaluated for impairment	$2,189	$36	$—	$2,225
Collectively evaluated for impairment	$8,413	$3,408	$2,769	$14,590

Loans:
Ending balance
Individually evaluated for impairment	$25,409	$5,915	$—	$31,324
Collectively evaluated for impairment	$257,440	$429,061	$202,384	$888,885

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2010
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$10,003	$2,359	$4,052	$16,414
Provision charged to expense	1,780	2,900	2,370	7,050
Losses charged off	(1,752)	(3,345)	(3,195)	(8,292)
Recoveries	93	298	809	1,200

Balance, end of period	$10,124	$2,212	$4,036	$16,372

Ending balance:
Individually evaluated for impairment	$1,340	$69	$—	$1,409
Collectively evaluated for impairment	$8,784	$2,143	$4,036	$14,963

Loans:
Ending balance
Individually evaluated for impairment	$20,309	$6,928	$—	$27,237
Collectively evaluated for impairment	$293,622	$451,091	$227,785	$972,498

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

At December 31, 2012, the Company had a number of loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following tables describe troubled debts restructured during the years ended December 31, 2012 and 2011.

December 31, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	No. of Loans	Recorded Balance	Recorded Balance
Commercial
Real estate	10	$2,239	$2,399
Construction and development	3	1,047	1,133
Other	6	325	386
Residential mortgage	43	3,477	3,713
Consumer
Real estate	28	972	975
Auto	4	34	33
Boat/RV	7	154	153
Other	4	53	52

December 31, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	No. of Loans	Recorded Balance	Recorded Balance
Commercial
Real estate	6	$1,931	$1,887
Construction and development	3	4,146	4,146
Other	2	396	396
Residential mortgage	27	2,898	3,020
Consumer
Real estate	31	831	854
Auto	1	10	10
Boat/RV	13	395	376
Other	1	14	3

The impact on the allowance for loan losses was insignificant as a result of these modifications.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Newly restructured loans by type for the years ended December 31, 2012 and 2011 are as follows:

	December 31, 2012
	Interest Only	Term	Combination	Total Modification
Commercial
Real Estate	$—	$1,281	$1,118	$2,399
Construction and development	—	961	172	1,133
Other	—	143	243	386
Residential mortgage	320	961	2,432	3,713
Consumer
Real estate	—	117	858	975
Auto	—	29	4	33
Boat/RV	—	153	—	153
Other	—	8	44	52

	December 31, 2011
	Interest Only	Term	Combination	Total Modification
Commercial
Real Estate	$885	$494	$508	$1,887
Construction and development	—	4,146	—	4,146
Other	—	293	103	396
Residential mortgage	1,471	11	1,538	3,020
Consumer
Real estate	—	133	721	854
Auto	—	10	—	10
Boat/RV	75	208	93	376
Other	—	3	—	3

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Defaults of any loans modified as troubled debt restructurings made in the years ended December 31, 2012 and 2011, respectively, are listed in the table below. Defaults are defined as any loans that become 90 days past due.

December 31, 2012
		Post-Modification Outstanding
	No. of Loans	Recorded Balance
Commercial
Real estate	1	$109
Other	1	518
Residential mortgage	2	61
Consumer
Other	1	14

December 31, 2011
		Post-Modification Outstanding
	No. of Loans	Recorded Balance
Residential mortgage	3	$733
Consumer
Other	2	48

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

The aggregate amount of loans, as defined, to such related parties was as follows:

Balances, January 1, 2012	$7,782
Change in composition	211
New loans, including renewals	4,731
Payments, etc., including renewals	4,701

Balances, December 31, 2012	$8,023

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 7:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2012	2011
Cost
Land	$12,842	$12,838
Buildings and land improvements	25,910	25,070
Equipment	13,626	12,469
Total cost	52,378	50,377
Accumulated depreciation and amortization	(20,138)	(18,352)

Net	$32,240	$32,025

Note 8:	Investment In Limited Partnerships

The investments in limited partnerships are as follows:

	2012	2011

Pedcor Investments 1997-XXVIII (99.00 percent ownership)	$1,132	$1,415
Pedcor Investments 1987-XXXI (49.50 percent ownership)	125	188
Pedcor Investments 2000-XLI (50.00 percent ownership)	495	577
Pedcor Investments 2001-LI (9.90 percent ownership)	130	152
Pedcor Investments 2008-CIII (21.50 percent ownership)	721	781

	$2,603	$3,113

These limited partnerships build, own and operate apartment complexes. The Company records its equity in the net income or loss of the limited partnerships based on the Company’s interest in the partnerships. The Company recorded losses from these limited partnerships of $498,000, $384,000 and $510,000 for 2012, 2011 and 2010, respectively. In addition, the Company has recorded the benefit of low income housing tax credits of $283,000, $445,000 and $592,000 for 2012, 2011 and 2010, respectively. Combined financial statements for the limited partnerships recorded under the equity method of accounting are as follows:

	2012	2011
Combined condensed balance sheets
Assets
Cash	$367	$449
Land and property	50,361	52,003
Other assets	2,485	2,390

Total assets	$53,213	$54,842

Liabilities
Notes payable	$43,764	$45,310
Other liabilities	1,394	1,066
Total liabilities	45,158	46,376

Partners' equity
General partners	(3,649)	(3,521)
Limited partners	11,704	11,987
Total partners’ equity	8,055	8,466

Total liabilities and partners' equity	$53,213	$54,842

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	2012	2011	2010
Combined condensed statements of operations
Total revenue	$6,606	$6,603	$6,213
Total expenses	(6,905)	(7,518)	(7,053)

Net loss	$(299)	$(915)	$(840)

Note 9:	Core Deposit and Other Intangibles

The carrying basis of recognized intangible assets at December 31, 2012 and 2011, were:

	2012	2011

Core deposits	$2,118	$3,013
Other intangibles	293	360

	$2,411	$3,373

Amortization expense for the years ended December 31, 2012, 2011 and 2010, was $962,000, $1,160,000 and $1,348,000, respectively. Estimated amortization expense for each of the next five years is:

2013	$782
2014	616
2015	458
2016	304
2017	179
Thereafter	72

$2,411

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 10:	Deposits

Deposits were comprised of the following at December 31, 2012 and 2011:

	2012	2011

Noninterest-bearing demand	$138,269	$123,936
Interest-bearing demand	259,220	218,915
Savings	110,211	98,122
Money market savings	98,366	85,069
Certificates and other time deposits of $100,000 or more	224,984	235,943
Other certificates	352,959	406,372

Total deposits	$1,184,009	$1,168,357

Certificates, including other time deposits of $100,000 or more, maturing in years ending December 31 are as follows:

2013	$286,769
2014	111,834
2015	80,493
2016	45,258
2017	47,185
Thereafter	6,404

$577,943

Note 11:	Federal Home Loan Bank Advances

FHLB advances maturing in years ending December 31 are as follows:

2013	$13,247
2014	105
2015	5,113
2016	1,619
2017	34,028
Thereafter	20,563

$74,675

At December 31, 2012, the Company had pledged $444,100,000 in qualifying first mortgage loans as collateral for advances and outstanding letters of credit. Advances, at interest rates from 0.49 to 7.33 percent at December 31, 2012, were subject to restrictions or penalties in the event of prepayment.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 12:	Other Borrowings

Other borrowings consisted of the following components as of December 31:

	2012	2011

Note payable	$7,589	$8,436
Subordinated debentures	4,017	3,974

Total	$11,606	$12,410

In 2009, the Company borrowed $10,000,000 from First Tennessee Bank, N.A. The Company borrowed these funds at a fixed rate of 5.90%, with principal and interest payments made quarterly. The loan is collateralized by the Bank’s stock. The loan matures in December 2014.

The maturity of the First Tennessee note is as follows:

Principal Payments Due in Years Ending December 31:

2013	$901
2014	6,688

Total note payable	$7,589

The Company refinanced the First Tennessee note on January 4, 2013 at a new fixed rate of 3.915% and a term expiring December 2017.

The Company assumed $5,000,000 in debentures as the result of an acquisition of MFB Corp. in 2008. In 2005, MFB Corp. had formed MFBC Statutory Trust (MFBC), as a wholly owned business trust, to sell trust preferred securities. The proceeds from the sale of these trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from the acquired company. The junior subordinated debentures are the sole assets of MFBC and are fully and unconditionally guaranteed by the Company. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The securities bore a fixed rate of interest of 6.22% for the first five years, and the rate resets quarterly at the prevailing three-month LIBOR rate plus 170 basis points. In 2009, the Company entered into a forward interest rate swap that fixed the variable rate portion for five years at 5.15%. The Company may redeem the trust preferred securities, in whole or in part, without penalty, on or after September 15, 2010. These securities mature on September 15, 2035. The net balance of the note as of December 31, 2012 was $4,017,000 due to the fair value adjustment of the note made at the time of the acquisition.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 13:	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans consist of the following:

	2012	2011
Loans serviced for
Freddie Mac	$304,831	$368,518
Fannie Mae	29,196	44,948
FHLB	11,578	16,241
Other investors	1,753	1,926

	$347,358	$431,633

The aggregate fair value of capitalized mortgage servicing rights is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates. The approximate fair value of mortgage-servicing rights at December 31, 2012 was $1,731,000. The amount of servicing fees collected during 2012, 2011 and 2010 totaled approximately $986,000, $1,080,000 and $955,000.

	2012	2011	2010
Mortgage-servicing rights
Balances, January 1	$3,101	$3,674	$3,984
Servicing rights capitalized	294	430	682
Amortization of servicing rights	(999)	(1,003)	(992)
	2,396	3,101	3,674
Valuation allowance	(665)	(475)	(325)

Balances, December 31,	$1,731	$2,626	$3,349

The fair value of servicing rights subsequently measured using the amortization method was as follows:

	2012	2011
Mortgage-servicing rights
Fair value, beginning of period	$2,626	$3,350
Fair value, end of period	1,731	2,626

Activity in the valuation allowance for mortgage servicing rights was as follows:

	2012	2011	2010

Balance, beginning of year	$475	$325	$500
Additions	190	355	—
Reductions	—	(205)	(175)

Balance, end of year	$665	$475	$325

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 14:	Income Tax

The provision for income taxes includes these components:

	2012	2011	2010
Income tax expense
Currently payable
Federal	$1,745	$423	$707
State	305	(6)	540
Deferred
Federal	887	(94)	969
State	(305)	6	(540)

Total income tax expense	$2,632	$329	$1,676

A reconciliation of income tax expense at the federal statutory rate to actual tax expense is shown below:

	2012	2011	2010
Federal statutory income tax at 34%	$3,359	$1,297	$2,797
Low income housing credits	(283)	(445)	(592)
Tax-exempt income	(587)	(615)	(723)
Other	143	92	194

Actual tax expense	$2,632	$329	$1,676

Effective tax rate	26.64%	8.63%	20.37%

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The components of the deferred asset included on the consolidated balance sheets were as follows:

	2012	2011
Assets
Allowance for loan losses	$6,816	$7,245
Deferred compensation	3,170	3,090
Business tax and AMT credit carryovers	7,593	7,841
Capital loss carryover	557	832
Net operating loss carryover	2,822	2,582
Goodwill impairment	3,598	4,012
Other	2,063	2,150
Total assets	26,619	27,752

Liabilities
Unrealized gain on securities available for sale	(1,600)	(886)
Depreciation and amortization	(1,197)	(1,554)
FHLB stock	(566)	(564)
State income tax	(1,547)	(1,351)
Loan fees	(672)	(511)
Investments in limited partnerships	(2,301)	(2,258)
Mortgage servicing rights	(650)	(1,073)
Other	(338)	(334)
Total liabilities	(8,871)	(8,531)

Valuation Allowance
Beginning balance	(1,835)	(1,335)
Increase during period	—	(500)
Ending balance	(1,835)	(1,835)

Net deferred tax asset	$15,913	$17,386

The Company has unused business income tax credits of $6,242,000 that will begin to expire in 2024 and a state net operating loss of $2,822,000 that will begin to expire in 2022. In addition, the Company has an AMT credit carryover of $1,351,000 with an unlimited carryover period.

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

The Company’s federal and state income tax returns have been closed without audit by the IRS through the year ended December 31, 2008.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 15:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2012	2011

Net unrealized gain (loss) on securities available-for-sale	$8,616	$6,669
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(3,745)	(3,791)
Net unrealized loss on derivative used for cash flow hedges	(416)	(472)
Net unrealized loss relating to defined benefit plan liability	(49)	(448)
	4,406	1,958
Tax expense (benefit)	1,603	755

Net of tax amount	$2,803	$1,203

Note 16:	Commitments and Contingent Liabilities

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

Financial instruments whose contract amount represents credit risk as of December 31:

	2012	2011

Loan commitments	$156,338	$151,350
Standby letters of credit	3,298	2,174

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
December 31, 2012, 2011 and 2010
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

Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days, and which are primarily intended for sale to investors in the secondary market. Total mortgage loans in the process of origination amounted to $7,845,000 and $9,008,000, and mortgage loans held for sale amounted to $5,106,000 and $1,441,000, at December 31, 2012 and 2011, respectively.

Note 17:	Stockholders’ Equity

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding retained net income for the previous two calendar years and the current year. In the event the Bank becomes unable to pay dividends to the Company, the Company may not be able to service its debt, pay its other obligations or pay dividends on its common stock. At December 31, 2012, the Bank had the ability to pay dividends up to $3.6 million the Company.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The SBLF Preferred Stock qualifies as Tier 1 capital.  The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QBSL” (as defined in the Purchase Agreement) by the Bank.  The initial dividend rate through December 31, 2012 has been 5%.  Based on the Bank’s level of QBSL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the first quarter of 2013 will be 5.0%.  For the fourth through ninth calendar quarters after the closing, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QBSL.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

Effective in 2012, the Company was subject to new holding company capital requirements due to the transition to a bank holding company.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2012 and 2011, the Company and Bank meet all capital adequacy requirements to which it is subject.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The Company’s and Bank’s actual capital amounts and ratios are presented in the table below.

	December 31, 2012
	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio

Leverage Capital Level(1):
MutualFirst Consolidated	$125,770	8.8%	$57,137	4.0%	$	N/A	N/A
MutualBank	132,254	9.3	57,121	4.0		71,401	5.0

Tier 1 Risk-Based Capital Level (2) :
MutualFirst Consolidated	$125,770	13.2%	$38,248	4.0%		$57,372	6.0%
MutualBank	132,254	13.8	38,217	4.0		57,326	6.0

Total Risk-Based Capital Level (3) :
MutualFirst Consolidated	$137,764	14.4%	$76,496	8.0%		$95,620	10.0%
MutualBank	144,247	15.1	76,434	8.0		95,543	10.0

(1)	Tier 1 Capital to Average Total Assets of $1.4 billion for the Bank and $1.4 billion for the Company at December 31, 2012
(2)	Tier 1 Capital to Risk-Weighted Assets of $955.4 million for the Bank and $956.2 million for the Company at December 31, 2012.
(3)	Total Capital to Risk-Weighted Assets.

The Bank’s capital amounts and ratios are presented in the table below.

	December 31, 2011
	Actual		Required for Adequate Capital		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011
Total Risk-Based Capital Level	$130,450	14.3%	$72,905	8.0%	$91,131	10.0%
Tier 1 Risk-Based Capital Level	125,782	13.1	36,452	4.0	54,679	6.0
Core Capital (to adjusted total assets)	125,782	9.0	56,200	4.0	70,250	5.0
Core Capital (to adjusted tangible assets)	125,782	9.0	28,100	2.0	N/A	N/A
Tangible Capital (to adjusted total assets)	125,782	9.0	21,075	1.5	N/A	N/A

Note 20:	Employee Benefits

The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The contributions are discretionary and determined annually. The Company matches employees' contributions at the following rates: 100 percent of participant contributions up to 3% and 50 percent of participant contributions from 3-5%, not to exceed a maximum of 4% of their compensation. The Company’s expense for the plan was $537,000, $524,000 and $539,000 for 2012, 2011 and 2010, respectively.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The Company has a supplemental retirement plan and deferred compensation arrangements for the benefit of certain officers. The Company also has deferred compensation arrangements with certain directors whereby, in lieu of currently receiving fees, the directors or their beneficiaries will be paid benefits for an established period following the director’s retirement or death. These arrangements are informally funded by life insurance contracts which have been purchased by the Company. The Company records a liability for these vested benefits based on the present value of future payments. The Company’s expense for the plan was $675,000, $693,000 and $823,000 for 2012, 2011 and 2010, respectively.

The Company has an ESOP covering substantially all of its employees. At December 31, 2012, 2011 and 2010, the Company had 31,785, 63,570 and 95,354 unearned ESOP shares with a fair value of $363,000, $449,000 and $887,000. Shares are released to participants proportionately as ESOP debt is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares are used to repay the loan. Compensation expense is recorded equal to the fair market value of the stock committed-to-be-released when contributions, which are determined annually by the Board of Directors of the Company and Bank, are made to the ESOP. Expense under the ESOP for 2012, 2011 and 2010 was $328,000, $268,000 and $233,000, respectively. The following table provides information on ESOP shares at December 31:

	2012	2011	2010

Allocated shares	397,176	379,704	361,195
Suspense shares	31,785	63,570	95,354
Committed-to-be released shares	31,783	31,783	31,783

Note 21:	Stock Option Plans

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
December 31, 2012, 2011 and 2010
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

The following is a summary of the status of the Company’s stock option plans and changes in these plans during 2012.

	2012
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, beginning of year	817,815	$11.09
Granted	58,000	11.37
Exercised	67,916	8.12
Forfeited/expired	19,540	14.76

Outstanding, end of year	788,359	$11.27	7.3 years	$1,753

Options exercisable at year end	770,959	$11.31

There were 67,916, 2,832 and 0 options exercised during the years ended December 31, 2012, 2011 and 2010. The weighted-average grant-date fair value of options granted during 2012 and 2011 was $2.01 and $1.33. No options were granted in 2010. The Company will fulfill options with authorized but unissued shares of stock from the 934,702 shares the Company has authorized under the shareholder approved equity compensation plans. There were 62,003 shares remaining to be granted under the current plans. As of December 31, 2012, there was approximately $31,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of one year.

The incentive stock options were granted with the exercise price equal to market price on the day of the grant. The following assumptions were used to determine the fair value of options granted in 2012 and 2011:

	2012	2011

Risk-free interest rate	1.70%	1.96%

Expected option life	10.0 yrs	9.3 yrs

Dividend yield	3.45%	3.55%

Expected volatility of stock price	31.50%	32.05%

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Cash received from options exercised under all share-based payment arrangements for years ended December 31, 2012, 2011 and 2010 was $551,000, $17,000 and $0, respectively. The intrinsic value on options exercised during the years ended December 31, 2012 and 2011 was $287,000 and $7,000, respectively.

Note 22:	Earnings Per Share

Earnings per share were computed as follows:

	2012
	Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$7,246	6,951,727
Dividends and accretion on preferred stock	(1,446)
Income available to common stockholders	5,800	6,951,727	$0.83
Effect of Dilutive Securities
Stock options		103,957
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$5,800	7,055,684	$0.82

	2011
	Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$3,484	6,907,015
Dividends and accretion on preferred stock	(2,115)
Income available to common stockholders	1,369	6,907,015	$0.20
Effect of Dilutive Securities
Stock options		69,619
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$1,369	6,976,634	$0.20

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	2010
	Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$6,552	6,873,508
Dividends and accretion on preferred stock	(1,803)
Income available to common stockholders	4,749	6,873,508	$0.69
Effect of Dilutive Securities
Stock options		22,599
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$4,749	6,896,107	$0.69

Options to purchase 246,815, 509,975, and 500,788 shares of common stock were outstanding at December 31, 2012, 2011 and 2010, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Warrants to purchase 625,135 shares of common stock at $7.77 per share were outstanding at December 31, 2010, but were not included in the computation of diluted EPS because the exercise price for these options was greater than the average market price of the underlying shares. As of December 31, 2012 and 2011, there were no warrants outstanding.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and level within the ASC 820 fair value hierarchy in which the fair value measurements fall:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2012
Mortgage-backed securities
Government sponsored agencies	$126,375	$—	$126,375	$—
Collateralized mortgage obligations
Government sponsored agencies	118,235	—	118,235	—
Federal agencies	13,006	—	13,006	—
Municipals	3,264	—	3,264	—
Small Business Administration	8	—	8	—
Corporate obligations	20,309	—	17,834	2,475

Available-for-sale securities	$281,197	$—	$278,772	$2,475

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

December 31, 2011
Mortgage-backed securities
Government sponsored agencies	$202,846	$—	$202,846	$—
Collateralized mortgage obligations
Government sponsored agencies	100,061	—	100,061	—
Federal agencies	2,002	—	2,002	—
Municipals	3,558	—	3,558	—
Small Business Administration	12	—	12	—
Corporate obligations	22,399	—	19,945	2,454

Available-for-sale securities	$330,878	$—	$328,424	$2,454

The following is a reconciliation of the beginning and ending balances for the years ended December 31, 2012, 2011 and 2010 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	2012	2011	2010

Beginning balance	$2,454	$2,645	$2,539

Total realized and unrealized gains (losses)
Included in net income	—	(193)	(416)
Included in other comprehensive income (loss)	30	(56)	540
Purchases, issuances and settlements	(9)	58	(18)

Ending balance	$2,475	$2,454	$2,645

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$—	$(193)	$(416)

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
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
December 31, 2012, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2012
Impaired loans	$8,032	$—	$—	$8,032
Other real estate owned	355	—	—	355
Mortgage-servicing rights	1,731	—	—	1,731

December 31, 2011
Impaired loans	$16,511	$—	$—	$16,511
Other real estate owned	202	—	—	202
Mortgage-servicing rights	2,626	—	—	2,626

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

December 31, 2012	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,475	Discounted cash flow	Discount rate	9.0% - 17.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.5%-2.2%
			Projected cures given deferral	0%-15.0%
			Loss severity	58.0% – 79.4%

Impaired loans (collateral dependent)	$8,032	Third party valuations	Discount to reflect realizable value	0%-40%

Foreclosed real estate	$355	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%-25%

Mortgage servicing rights	$1,731	Third party valuations	Prepayment speeds Discount rates Servicing fee	100%-700% 10.1% 0.25%

The following methods and assumptions were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value:

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Cash and Cash Equivalents - The fair value of cash and cash-equivalents approximates carrying value.

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

FHLB Advances - The fair value of these borrowings is estimated using a discounted cash flow calculation, based on current rates for similar debt for periods comparable to the remaining terms to maturity of these advances.

Other Borrowings - The fair value of these borrowings is estimated using discounted cash flow analyses using interest rates for similar financial instruments.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Off-Balance Sheet Commitments - Commitments include commitments to purchase and originate mortgage loans, commitments to sell mortgage loans, and standby letters of credit and are generally of a short-term nature. The fair values of such commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these instruments is insignificant.

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated balance sheets as of the dates noted below are as follows:

			Fair Value Measurements Using
December 31, 2012	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$32,778	$32,778	$32,778	$—	$—
Loans held for sale	5,106	5,235	—	5,235	—
Loans, net	969,545	993,539	—	—	993,539
FHLB stock	14,391	14,391	—	14,391	—
Interest receivable	3,846	3,846	—	3,846	—

Liabilities
Deposits	1,184,009	1,195,825	606,066	—	589,759
FHLB advances	74,675	75,688	—	75,688	—
Other borrowings	11,606	12,648	—	12,648	—
Interest payable	236	236	—	236	—

December 31, 2011	Carrying Amount	Fair Value

Assets
Cash and cash equivalents	$55,223	$55,223
Interest-bearing deposits	1,415	1,415
Loans held for sale	1,441	1,459
Loans	900,460	921,212
FHLB stock	14,391	14,391
Interest receivable	4,248	4,248

Liabilities
Deposits	1,168,357	1,133,751
FHLB advances	101,451	103,980
Other borrowings	12,410	13,083
Interest payable	340	340

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 24:     Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2012	2011
Assets
Cash on deposit with Bank	$1,946	$494
Cash on deposit with others	1,008	1,181
Total cash	2,954	1,675
Investment in common stock of Bank	148,484	143,971
Deferred and current income tax	483	239

Total assets	$151,921	$145,885

Liabilities
Other borrowings	$11,606	$12,410
Other liabilities	822	848
Total liabilities	12,428	13,258

Stockholders' Equity	139,493	132,627

Total liabilities and stockholders' equity	$151,921	$145,885

Condensed Statements of Income

	2012	2011	2010
Income
Interest income from Bank	$12	$10	$13
Dividends from Bank	5,200	7,904	3,600
Other income	17	—	1
Total income	5,229	7,914	3,614

Expenses	1,520	1,587	1,334

Income before income tax and equity in undistributed income of the Bank	3,709	6,327	2,280

Income tax benefit	(451)	(478)	(440)

Income before equity in undistributed income (distributions in excess of income) of the Bank	4,160	6,805	2,720

Equity in undistributed income (distributions in excess of income) of the Bank	3,086	(3,321)	3,832

Net income	7,246	3,484	6,552

Preferred stock dividends and accretion	1,446	2,115	1,803

Net Income Available to Common Shareholders	$5,800	$1,369	$4,749

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed Statements of Comprehensive Income

	2012	2011	2010
Net income	$7,246	$3,484	$6,552
Other comprehensive income:

Net unrealized holding gain (loss) on securities available-for-sale	4,782	10,267	(2,600)

Net unrealized gain (loss) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	43	(56)	(1,307)

Less: Reclassification adjustment for realized (gains) losses included in net income	(2,831)	(1,855)	894

Net unrealized gain (loss) on derivative used for cash flow hedges	56	(133)	(383)

Net unrealized gain (loss) relating to defined benefit plan	399	(197)	186
	2,449	8,026	(3,210)
Income tax (expense) benefit related to other comprehensive income	(849)	(2,835)	1,079

Other comprehensive income (loss)	1,600	5,191	(2,131)

Comprehensive income	$8,846	$8,675	$4,421

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed Statements of Cash Flows

	2012	2011	2010
Operating Activities
Net income	$7,246	$3,484	$6,552
Item not requiring cash
ESOP shares earned	329	268	233
Deferred income tax benefit	(263)	46	5
(Equity in undistributed income) distributions in excess of income of subsidiary	(3,086)	3,321	(3,832)
Other	462	893	380
Net cash provided by operating activities	4,688	8,012	3,338
Financing Activities
Repayment of other borrowings	(847)	(800)	(764)
Proceeds from issuance of preferred stock	—	28,923	—
Stock repurchased	—	(33,282)	—
Cash dividends	(3,113)	(3,420)	(3,265)
Proceeds from stock options exercised	551	17	—
Net cash used in financing activities	(3,409)	(8,562)	(4,029)

Net Change in Cash	1,279	(550)	(691)

Cash, Beginning of Year	1,675	2,225	2,916

Cash, End of Year	$2,954	$1,675	$2,225

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and (as defined in sec Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures as of December 31, 2012, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

The management of MutualFirst Financial, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in sec Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

Date: March 22, 2013	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Information concerning the Company’s directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2013, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company who are directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2013, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

The business experience of each of our other current executive officers for at least the past five years is set forth below.

Christopher D. Cook. Age 39 years. Mr. Cook, a certified public accountant, has served as Senior Vice President, Treasurer and Chief Financial Officer of MutualFirst Financial and MutualBank since May 2010.  Mr. Cook began his career with MutualBank in 1996. Since that time he has served as Profitability Analyst, Assistant Treasurer, Controller and Director of Finance.

Sharon L. Ferguson.  Age 57 years.  Ms. Ferguson has served as Senior Vice President of Risk Management of the Bank since February 2009.  From April 2008 until February 2009, she served as Senior Vice President of Consumer Banking.  From September 2007 to April 2008 she served as Vice President of Retail Products. From October 2005 until September 2007 she served as Assistant Vice President, Retail Products Manager. Prior to October 2005 she served as Assistant Vice President, Consumer Lending and Deposits Manager. She has been with the Bank since March 1998.

Christopher L. Caldwell. Age 47 years. Mr. Caldwell has served as Senior Vice President of Business Banking of MutualBank since December 2012.  Beginning in 2008, he served as Vice President/Senior Business Banker for the Central Region of MutualBank.  From 2006 to 2008, he served as Regional Head of Commercial Lending for Delaware and Randolph counties.  He became a Vice President of Commercial Lending in 2005.  Mr. Caldwell is a graduate of the ABA Stonier Graduate School of Banking and serves as Secretary of the MutualBank Charitable Foundation.

Two of our executive officers who served during all or part of 2012 retired before the date of this Form 10-K Annual Report:

John H. Bowles.  Age 67 years.  Mr. Bowles served as Senior Vice President and Manager of Consumer Banking from January 2009 until his retirement in June 2012.  From November 2004 until January 2009, he served as Senior Vice President and Manager of Investment and Private Banking.  Prior to 2004, he was president of Star Financial Bank/NewCastle Region from 1987 to 2004.

Donald R. Kyle. Age 65 years. Mr. Kyle served as Senior Vice President of the Business Banking Division of the Bank from July 2008 until his retirement in March 2013. Prior to joining the Bank, he had served as Executive Vice President and Chief Operating Officer of MFB Financial since July 1999. Previously, he served as Regional President of National City Bank.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Linn A. Crull (Chairman), Wilbur R. Davis, Jerry D. McVicker, Edward J. Levy and Jonathan C. Kintner, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Crull and Mr. Levy are both considered to be an “audit committee financial expert” as defined in applicable SEC rules. Additional information concerning the audit committee of the Company’s Board of Directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2013, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

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

A Form 4 filed by Edward C. Levy, a Director, on March 21, 2012 to report the purchase of 4,000 and 201 shares on March 7th and 8th, respectively, was not timely filed due to a communication error. Another Form 4 filed by Mr. Levy on March 27, 2012, to report the purchase of 224 shares on March 1, 2012 was not timely filed due to a communication error; however, it was later determined that this purchase had not actually occurred, and a correcting amendment was filed. A Form 4 filed by John H. Bowles, former Senior Vice President, on July 2, 2012, to report the exercise of stock options for 1,000 shares on June 13, 2012, was not timely filed due to an administration error. A Form 4 filed by Charles J. Viater, Senior Vice President and Director on September 28, 2012 to report the sale of 5,000 shares on September 25, 2012 was not timely filed due to a communication error. To the Company’s knowledge, based solely on its review of the Section 16 reports filed by its directors and executive officers and written representations from those directors and executive officers, all Section 16(a) filing requirements applicable to the Company’s executive officers and directors during the fiscal year ended December 31, 2012, were met, except for the late filings described above.

Code of Ethics

The Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act. The Code of Ethics applies to all of the Company’s directors, officers and employees. A copy of the Company’s Code of Ethics was filed with the SEC as Exhibit 14 to the Annual Report on Form 10-K for the year ended December 31, 2003. You may obtain a copy of the Code of Ethics on our website at www.bankwithmutual.com at “About Us – Investor Relations – Governance Documents - Code of Ethics,” or free of charge from the Company by writing to our Corporate Secretary at MutualFirst Financial, Inc., 110 E. Charles Street, Muncie, Indiana 47305-2419 or by calling (765) 747-2800.

Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2012, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2013, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	788,359	$11.27	62,003	(1)
Equity compensation plans not approved by security holders	—	—	—

(1)  These shares are available for future grants under the Company’s 2008 stock option plan.

Item 13. Certain Relationships and Related Transactions

Information required by this item concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2013, which will be filed no later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2013, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8 of this Form 10-K:

Annual Report Section
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2012 and 2011
Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements, December 31, 2012, 2011 and 2010

(a)(2) Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) Exhibits:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Articles of Incorporation	b
3.2	Articles Supplementary for the Series A Preferred Stock	c
3.3	Articles Supplementary for the SBLF Preferred Stock	a
3.4	Amended Bylaws	k
3.5	Articles Supplementary to the Company’s Charter re: term of appointed directors	l
4.1	Form of Common Stock Certificate	b
4.2	Form of Certificate for the Series A Preferred Stock	c
4.3	Form of Certificate for the SBLF Preferred Stock	a
9	Voting Trust Agreement	None
10.1	Employment Agreement with David W. Heeter	e
10.2	Employment Agreement with Patrick C. Botts	e
10.3	Form of Supplemental Retirement Plan Income Agreements for Patrick C. Botts and David W. Heeter	f
10.4	Named Executive Officer Salaries and Bonus Arrangements for 2013	n
10.5	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker	g
10.6	Form of Agreements for Executive Deferred Compensation Plan for Patrick C. Botts and David W. Heeter	f
10.7	Registrant’s 2001 Stock Option and Incentive Plan	h
10.8	Registrant’s 2001 Recognition and Retention Plan	h
10.9	Director Fee Arrangements for 2013	10.9
10.10	Director Deferred Compensation Plan	i
10.11	MutualFirst Financial, Inc. 2008 Stock Option and Incentive Plan	d
10.12	MFB Corp. 2002 Stock Option Plan	d

10.13	MFB Corp. 1997 Stock Option Plan	d
10.14	Employment Agreement with Charles J. Viater	e
10.15	Salary Continuation Agreement with Charles J. Viater	d
10.16	Loan Agreement with First Tennessee Bank National Association dated December 21, 2009.	m
10.17	Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.18	Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.19	Small Business Lending Fund - Securities Purchase Agreement, dated August 25, 2011, between MutualFirst Financial, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock	a
10.20	Repurchase Agreement dated August 25, 2011, between MutualFirst Financial, Inc. and the United States Department of the Treasury, with respect to the repurchase and redemption of the TARP Preferred Stock	a
10.21	Employment Agreement with Christopher D. Cook.	e
11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
14	Code of Ethics	o
16	Letter re change in certifying accountant	None
18	Letter re change in accounting principles	None
21	Subsidiaries of the registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of experts and counsel	23
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32
101	Financial Statements from the Company’s Form 10-K for the year ended December 31, 2012, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of December 31, 2012 and 2011; (ii) Consolidated Condensed Statements of Income for the Years Ended December 31, 2012, 2011 and 2010; (iii) Consolidated Condensed Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010; (iv) Consolidated Condensed Statement of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010; (v) Consolidated Condensed Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements, December 31, 2012, 2011 and 2010, as follows:
	101.INS XBRL Instance Document	101.INS
	101.SCH XBRL Taxonomy Extension Schema Document	101.SCH
	101.CAL XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL
	101.DEF XBRL Taxonomy Extension Definition Linkbase Document	101.DEF
	101.LAB XBRL Taxonomy Extension Labels Linkbase Document	101.LAB
	101.PRE XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE

a	Filed as an exhibit to the Company’s Form 8-K filed on August 26, 2011 and incorporated herein by reference.
b	Filed as an exhibit to the Company’s Form S-1 registration statement filed on September 16, 1999 and incorporated herein by reference.
c	Filed as an exhibit to the Company’s Form 8-K filed on December 23, 2008 and incorporated herein by reference.
d	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference.
e	Filed as an exhibit to the Company’s Form 10-Q filed on November 14, 2012 and incorporated herein by reference.

f	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2001 and incorporated herein by reference.
g	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2002 and incorporated herein by reference.
h	Filed as an Appendix to the Company’s Form S-4/A Registration Statement filed on October 19, 2001 and incorporated herein by reference.
i	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2007 and incorporated herein by reference.
j	Filed as an exhibit to the Company’s Form 10-K filed on March 23, 2010 and incorporated herein by reference.
k	Filed as an exhibit to the Company’s Form 8-K filed on October 15, 2007 and incorporated herein by reference.
l	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.
m	Filed as an exhibit to the Company’s Form 8-K filed on December 24, 2009 and incorporated herein by reference.
n	Filed as an exhibit to the Company’s Form 8-K filed on February 15, 2012 and incorporated herein by reference.
o	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

(b) Exhibits - See list in (a)(3) and the Exhibit Index following the signature page.

(c) Financial Statements Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MutualFirst Financial, Inc.

Date: March 22, 2013	By:	/s/David W. Heeter
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

/s/David W. Heeter	/s/Wilbur R. Davis
David W. Heeter, President and Director	Wilbur R. Davis, Chairman of the Board
(Principal Executive Officer)	Date: March 22, 2013
Date: March 22, 2013

/s/Patrick C. Botts	/s/Linn A. Crull
Patrick C. Botts, Director	Linn A. Crull, Director
Date: March 22, 2013	Date: March 22, 2013

/s/James D. Rosema	/s/William V. Hughes
James D. Rosema, Director	William V. Hughes, Director
Date: March 22, 2013	Date: March 22, 2013

/s/Jerry D. McVicker	/s/James R. Schrecongost
Jerry D. McVicker, Director	James R. Schrecongost
Date: March 22, 2013	Date: March 22, 2013

/s/Jonathan E. Kintner, O.D.	/s/Edward C. Levy
Jonathan E. Kintner, O.D., Director	Edward C. Levy, Director
Date: March 22, 2013	Date: March 22, 2013

/s/Michael J. Marien	/s/Charles J. Viater
Michael J. Marien, Director	Charles J. Viater, Director
Date: March 22, 2013	Date: March 22, 2013

/s/ Christopher D. Cook
Christopher D. Cook, Senior Vice President
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 22, 2013

INDEX TO EXHIBITS

Number	Description

10.9	Director Fee Arrangements for 2013

21	Subsidiaries of the Registrant

23	Consent of Accountants

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

