Form 10-Q
period 2013-03-31
MUTUALFIRST FINANCIAL INC
filed 2013-05-15
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2013

or

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
  Yes ☐   No ☒

As of May 10, 2013, there were 7,095,227 shares of the registrant’s common stock outstanding.

FORM 10-Q

MutualFirst Financial, Inc.

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY

Consolidated Condensed Balance Sheets

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash	$7,461	$8,899
Interest-bearing demand deposits	26,935	23,879
Cash and cash equivalents	34,396	32,778
Investment securities available for sale	284,271	281,197
Loans held for sale	6,765	5,106
Loans	971,867	985,583
Allowance for loan losses	(15,991)	(16,038)
Net loans	955,876	969,545
Premises and equipment	31,878	32,240
Federal Home Loan Bank of Indianapolis stock, at cost	14,391	14,391
Investment in limited partnerships	2,475	2,603
Deferred income tax benefit	16,413	15,913
Cash surrender value of life insurance	48,727	48,410
Prepaid FDIC premium	1,344	1,647
Core deposit and other intangibles	2,200	2,411
Other assets	14,964	16,217
Total assets	$1,413,700	$1,422,458

Liabilities
Deposits
Non-interest-bearing	$142,926	$138,269
Interest-bearing	1,024,801	1,045,740
Total deposits	1,167,727	1,184,009
Federal Home Loan Bank advances	81,525	74,675
Other borrowings	11,427	11,606
Other liabilities	12,842	12,675
Total liabilities	1,273,521	1,282,965

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.01 par value
Authorized - 5,000,000 shares Issued and outstanding - 28,923 shares; liquidation preference $1,000 per share	1	1
Common stock, $.01 par value
Authorized - 20,000,000 shares Issued and outstanding – 7,081,327 and 7,055,502 shares	71	71
Additional paid-in capital - preferred stock	28,923	28,923
Additional paid-in capital - common stock	72,839	72,610
Retained earnings	36,594	35,403
Accumulated other comprehensive income	1,989	2,803
Unearned employee stock ownership plan (ESOP) shares	(238)	(318)
Total stockholders' equity	140,179	139,493
Total liabilities and stockholders' equity	$1,413,700	$1,422,458

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY

Consolidated Condensed Statements of Income

(Unaudited)

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended
	March 31,
	2013	2012
Interest Income
Loans receivable, including fees	$11,023	$11,579
Investment securities	1,745	2,200
Federal Home Loan Bank stock	127	109
Deposits with financial institutions	6	10
Total interest income	12,901	13,898

Interest Expense
Deposits	2,510	3,226
Federal Home Loan Bank advances	263	603
Other interest expense	149	200
Total interest expense	2,922	4,029

Net Interest Income	9,979	9,869
Provision for losses on loans	950	1,350
Net Interest Income After Provision for Loan Losses	9,029	8,519

Other Income
Service fee income	1,571	1,653
Net realized gain on sale of securities (includes $339 and $197 for the three months ended March 31, 2013 and 2012, respectively, related to accumulated other comprehensive earnings reclassification)	339	197
Equity in losses of limited partnerships	(126)	(120)
Commissions	982	1,019
Net gains on sales of loans	436	132
Net servicing fees (expenses)	(28)	32
Increase in cash surrender value of life insurance	317	340
Gain (loss) on sale of other real estate and repossessed assets	19	(393)
Other income	127	68
Total other income	3,637	2,928

Other Expenses
Salaries and employee benefits	5,551	5,343
Net occupancy expenses	694	576
Equipment expenses	466	399
Data processing fees	384	430
Automated teller machine	241	229
Deposit insurance	324	314
Professional fees	336	341
Advertising and promotion	270	353
Software subscriptions and maintenance	369	367
Other real estate and repossessed assets	173	163
Other expenses	1,105	1,079
Total other expenses	9,913	9,594

Income Before Income Tax	2,753	1,853
Income tax expense (includes $115 and $67 for the three months ended March 31, 2013 and 2012, respectively, related to income tax expense from reclassification items)	777	427

Net Income	1,976	1,426
Preferred stock dividends and amortization	362	362
Net Income Available to Common Shareholders	$1,614	$1,064

Basic earnings per common share	$0.23	$0.15

Diluted earnings per common share	$0.22	$0.15

Dividends per common share	$0.06	$0.06

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended
	March 31,
	2013	2012

Net income	$1,976	$1,426
Other comprehensive income:
Net unrealized holding gain (loss) on securities available-for-sale	(940)	2,051
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(10)	(13)
Less: Reclassification adjustment for realized gains included in net income	(339)	(197)
Net unrealized gain on derivative used for cash flow hedges	37	13
	(1,252)	1,854
Income taxes related to other comprehensive income (loss)	438	(637)

Other comprehensive income (loss)	(814)	1,217

Comprehensive income	$1,162	$2,643

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY

Consolidated Condensed Statement of Stockholders' Equity

For the Period Ended March 31, 2013

(Unaudited)

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	Common Stock			Preferred Stock				Accumulated
			Additional			Additional		Other	Unearned
	Shares		paid-in	Shares		paid-in	Retained	Comprehensive	ESOP
	Outstanding	Amount	capital	Outstanding	Amount	capital	Earnings	Income	shares	Total
Balances, January 1, 2013	7,055,502	$71	$72,610	28,923	$1	$28,923	$35,403	$2,803	$(318)	$139,493

Net income for the period							1,976			1,976

Other comprehensive loss, net of tax								(814)		(814)

ESOP shares earned			24						80	104

Stock options vested			8							8

Stock options exercised	25,825	-	197							197

Cash dividends ($.06 per common share)							(423)			(423)

Cash dividends - preferred stock							(362)			(362)

Balances, March 31, 2013	7,081,327	$71	$72,839	28,923	$1	$28,923	$36,594	$1,989	$(238)	$140,179

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended
	March 31,
	2013	2012
Operating Activities
Net income	$1,976	$1,426
Items not requiring (providing) cash
Provision for loan losses	950	1,350
Depreciation and amortization	1,231	1,519
Deferred income tax	(62)	(149)
Loans originated for sale	(27,664)	(6,182)
Proceeds from sales of loans held for sale	26,287	4,644
Gains on sales of loans held for sale	(436)	(132)
Gains on sale of securities-available-for sale	(339)	(197)
(Gains) losses on other real estate and repossessed assets	(19)	393
Other equity adjustments	112	103
Change in
Prepaid FDIC premium	303	292
Interest receivable and other assets	862	610
Interest payable and other liabilities	167	302
Cash value of life insurance	(317)	(341)
Other adjustments	140	131
Net cash provided by operating activities	3,191	3,769

Investing Activities
Net change in interest earning assets	-	1,415
Purchases of securities available-for-sale	(39,922)	(45,230)
Proceeds from maturities and paydowns of securities available-for-sale	18,169	14,819
Proceeds from sale of securities-available for sale	17,429	6,659
Net change in loans	11,957	(19,596)
Purchases of premises and equipment	(102)	(118)
Proceeds from real estate owned sales	1,106	337
Other investing activities	-	14
Net cash provided by (used in) investing activities	8,637	(41,700)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	14,115	43,568
Certificates of deposit	(30,397)	(20,105)
Proceeds from FHLB advances	60,000	64,000
Repayment of FHLB advances	(53,150)	(78,409)
Repayment of other borrowings	(190)	(208)
Cash dividends paid	(785)	(781)
Other financing activities	197	1,216
Net cash provided by (used in) financing activities	(10,210)	9,281

Net Change in Cash and Cash Equivalents	1,618	(28,651)

Cash and Cash Equivalents, Beginning of Period	32,778	55,223

Cash and Cash Equivalents, End of Period	$34,396	$26,572

Additional Cash Flows Information
Interest paid	$2,934	$4,055
Income tax paid	500	-
Transfers from loans to foreclosed real estate	506	1,518
Mortgage servicing rights capitalized	154	34

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for year ended December 31, 2012, filed with the Securities and Exchange Commission on March 22, 2013.

The interim consolidated financial statements at March 31, 2013, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2012 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings per share

Earnings per share were computed as follows:

	Three Months Ended March 31,
	2013			2012
		Weighted-			Weighted-
	Net	Average	Per-Share	Net	Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings Per Share
Net income	$1,976	7,037,166		$1,426	6,928,238
Dividends and accretion on preferred stock	(362)			(362)
Income available to common stockholders	1,614	7,037,166	$0.23	1,064	6,928,238	$0.15
Effect of Dilutive securities
Stock options and RRP grants		157,926			61,227
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$1,614	7,195,092	$0.22	$1,064	6,989,465	$0.15

Options to purchase 240,312 and 429,897 shares of common stock were outstanding at March 31, 2013 and 2012, respectively, but were not included in the computation of diluted EPS above, because the average exercise price of the options was greater than the average market price of the common shares.

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

On February 28, 2013, FASB issued ASU 2013-04, Liabilities (Topic 405).  The amendments in this Update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The Company does not believe the adoption of ASU No. 2013-04 will have a material impact on the Company’s financial statements.

Note 4: Investments

The amortized cost and approximate fair values of securities as of March 31, 2013 and December 31, 2012 are as follows.

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale Securities
Mortgage-backed securities
Government-sponsored agencies	$123,496	$4,441	$-	$127,937
Collateralized mortgage obligations
Government-sponsored agencies	119,739	3,199	(94)	122,844
Federal agencies	10,000	-	(8)	9,992
Municipals	3,068	136	(13)	3,191
Small Business Administration	6	-	-	6
Corporate obligations	24,380	224	(4,303)	20,301
Total	$280,689	$8,000	$(4,418)	$284,271

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale Securities
Mortgage-backed securities
Government-sponsored agencies	$121,260	$5,115	$-	$126,375
Collateralized mortgage obligations
Government-sponsored agencies	114,782	3,463	(10)	118,235
Federal agencies	13,000	8	(2)	13,006
Municipals	3,129	208	(16)	3,264
Small Business Administration	8	-	-	8
Corporate obligations	27,488	431	(4,269)	20,309
Total	$276,326	$9,168	$(4,297)	$281,197

The amortized cost and fair value of available-for-sale securities at March 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
Description Securities	Cost	Value
Security obligations due
One to five years	$18,135	$18,342
Five to ten years	11,386	11,382
After ten years	7,927	3,760
	37,448	33,384
Mortgage-backed securities	123,496	127,937
Collateralized mortgage obligations	119,739	122,844
Small Business Administration	6	6
Totals	$280,689	$284,271

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $2.8 million at March 31, 2013.

Gross gains of $339,000 and $197,000 on proceeds from sales of securities of $17.4 million and $6.7 million were realized for the three months ended March 31, 2013 and 2012, respectively. There were no losses recognized on the sale of securities for the three months ended March 31, 2013 or 2012.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at March 31, 2013, was $34.6 million, an increase from $13.3 million at December 31, 2012, which is approximately 12% and 5%, respectively, of the Bank's portfolio.

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

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
Collateralized mortgage obligations
Government-sponsored agencies	$12,849	$(94)	$-	$-	$12,849	$(94)
Federal agencies	4,992	(8)			4,992	(8)
Municipals	878	(13)	-	-	878	(13)
Corporate obligations	13,397	(24)	2,465	(4,279)	15,862	(4,303)
Total temporarily impaired securities	$32,116	$(139)	$2,465	$(4,279)	$34,581	$(4,418)

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
Collateralized mortgage obligations
Government-sponsored agencies	$4,962	$(10)	$-	$-	$5,076	$(10)
Federal agencies	4,998	(2)			4,998	(2)
Municipals	874	(16)	-	-	874	(16)
Corporate obligations	-	-	2,475	(4,269)	2,475	(4,269)
Total temporarily impaired securities	$10,834	$(28)	$2,475	$(4,269)	$13,309	$(4,297)

Mortgage-Backed Securities (MBS), Collateralized Mortgage Obligations (CMO) and Federal Agencies

The unrealized losses on the Company’s investment in MBSs and CMOs were caused by interest rate changes.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013.

Municipals

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  The Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.  The Corporation does not consider the investment securities to be other-than-temporarily impaired at March 31, 2013.

Corporate Obligations

The Company’s unrealized loss on investments in corporate obligations primarily relates to investments in pooled trust preferred securities. The unrealized losses were primarily caused by (a) a decrease in performance and regulatory capital at the underlying banks resulting from exposure to subprime mortgages and (b) a sector downgrade by several industry analysts. The Company currently expects some of the trust preferred securities to settle at a price less than the amortized cost basis of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security). The Company has recognized a loss equal to the credit loss for these securities, establishing a new, and lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell the investments and it is likely the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investments to be other-than-temporarily impaired at March 31, 2013.

Mutual evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis. During the quarter ended March 31, 2013, the Bank’s evaluation indicated that there was no other-than-temporary impairment of securities. Impairment on securities is determined after analyzing the estimated cash flows to be received, underlying collateral and determining the amount of additional losses needed in the individual pools to create a shortfall in interest or principal payments. All trust preferred securities were valued using a discounted cash flow analysis as of March 31, 2013.

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

Pooled Trust Preferred Securities

At March 31, 2013, MutualFirst had an amortized cost in pooled trust preferred securities of $6.7 million, which had an original par value of $8.0 million.  These securities had a fair value of $2.5 million at March 31, 2013.  The following table provides additional information related to the Bank’s investment in trust preferred securities as of March 31, 2013:

Deal	Class	Original Par	Book Value	Fair Value	Unrealized Loss	Recognized Losses 2013	Lowest Rating	Number of Banks/Insurance Companies Currently Performing	Actual Deferrals/Defaults (as % of original collateral)	Total Projected Defaults (as a % of performing collateral)[a]	Excess Subordination (after taking into account best estimate of future deferrals/defaults)[b]

Alesco Preferred Funding IX	A2A	$1,000	$904	$379	$525	$-	B+	44	16.64%	15.38%	44.11%
Preferred Term Securities XIII	B1	1,000	823	230	593	-	Ca	40	34.94%	27.67%	0.84%
Preferred Term Securities XVIII	C	1,000	917	219	698	-	Ca	48	29.43%	16.14%	1.73%
Preferred Term Securities XXVII	C1	1,000	710	208	502	-	C	34	26.61%	22.84%	6.09%
U.S. Capital Funding I	B1	3,000	2,890	1,223	1,667	-	Caa1	30	15.90%	14.84%	1.55%
U.S. Capital Funding III	B1	1,000	500	206	294	-	Ca	28	27.94%	16.86%	0.00%

Total		$8,000	$6,744	$2,465	$4,279	$-

____________________________________________

(a)	A 10% recovery is applied to all projected defaults. A 15% recovery is applied to all projected insurance defaults. No recovery is applied to current defaults.

(b)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

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

	Accumulated Credit Losses Three Months Ended March 31,
	2013	2012
Credit losses on debt securities held
Beginning of period	$1,205	$3,567
Reductions related to actual losses incurred	-	(2,362)

As of March 31,	$1,205	$1,205

Note 5: Accumulated Other Comprehensive Income

The following table represents the components of accumulated other comprehensive income:

	March 31,	December 31,
	2013	2012
Net unrealized gain on securities available-for-sale	$7,861	$8,616
Net unrealized loss on securities available-for-sale for which a portion of other-than-temporary impairment has been recognized in income	(4,279)	(3,745)
Net unrealized loss on derivative used for cash flow hedges	(379)	(416)
Net unrealized loss relating to defined benefit plan liability	(49)	(49)
	3,154	4,406
Tax expense	1,165	1,603

Net-of-tax amount	$1,989	$2,803

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

The following table presents the fair value measurement of assets measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy used for such fair value measurements:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2013
Mortgage-backed securities
Government sponsored agencies	$127,937	$-	$127,937	$-
Collateralized mortgage obligations
Government sponsored agencies	122,844	-	122,844	-
Federal agencies	9,992	-	9,992	-
Municipals	3,191	-	3,191	-
Small Business Administration	6	-	6	-
Corporate obligations	20,301	-	17,836	2,465
Available-for-sale securities	$284,271	$-	$281,806	$2,465

December 31, 2012
Mortgage-backed securities
Government sponsored agencies	$126,375	$-	$126,375	$-
Collateralized mortgage obligations
Government sponsored agencies	118,235	-	118,235	-
Federal agencies	13,006	-	13,006	-
Municipals	3,264	-	3,264	-
Small Business Administration	8	-	8	-
Corporate obligations	20,309	-	17,834	2,475
Available-for-sale securities	$281,197	$-	$278,772	$2,475

The following is a reconciliation of the beginning and ending balances for the three months ended March 31, 2013 and 2012 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	2013	2012

Beginning balance	$2,475	$2,454

Total realized and unrealized gains and losses
Included in net income	-	-
Included in other comprehensive loss	(10)	11
Purchases, issuances and settlements	-	-

Ending balance	$2,465	$2,465

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$-	$-

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

The estimated fair value of other real estate owned is based on current appraisal, less discount to reflect realizable value and estimated cost to sell.  Other real estate owned is classified within Level 3 of the fair value hierarchy.  Appraisals of other real estate owned are obtained when the real estate is acquired and subsequently as deemed necessary by the asset classification committee.  The Risk Management division reviews the appraisals for accuracy and consistency.  Appraisals are selected from the list of approved appraisers maintained by the Board.  The reductions in fair value of other real estate owned were $44,000 and $264,000 for the three months ended March 31, 2013 and 2012, respectively. The changes were recorded as adjustments to current earnings through other real estate owned related expenses.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2013
Impaired loans (collateral dependent)	$1,015	$-	$-	$1,015
Foreclosed real estate	246	-	-	246

December 31, 2012
Impaired loans (collateral dependent)	$8,032	$-	$-	$8,032
Foreclosed real estate	355	-	-	355
Mortgage-servicing rights	1,731	-	-	1,731

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

March 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,465	Discounted cash flow	Discount rate	9.0% - 17.0%
			Constant prepayment rate	2.0%
			Cumulative projected
			prepayments	40.0%
			Probability of default	1.5%-2.2%
			Projected cures given deferral	0%-15.0%
			Loss severity	58.0% – 79.4%

Impaired loans (collateral dependent)	$1,015	Third party valuations	Discount to reflect realizable value	0%-40%

Foreclosed real estate	$246	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%-25%

December 31, 2012	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,475	Discounted cash flow	Discount rate	9.0% - 17.0%
			Constant prepayment rate	2.0%
			Cumulative projected
			prepayments	40.0%
			Probability of default	1.5%-2.2%
			Projected cures given deferral	0%-15.0%
			Loss severity	58.0% – 79.4%

Impaired loans (collateral dependent)	$8,032	Third party valuations	Discount to reflect realizable value	0%-40%

Foreclosed real estate	$355	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%-25%

Mortgage servicing rights	$1,731	Third party valuations	Prepayment speeds	100%-700%
			Discount rates	10.1%
			Servicing fee	0.25%

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated condensed balance sheets as of dates noted below are as follows:

			Fair Value Measurements Using
March 31, 2013	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$34,396	$34,396	$34,396	$-	$-
Loans held for sale	6,765	6,883	-	6,883	-
Loans	955,876	978,047	-	-	978,047
FHLB stock	14,391	14,391	-	14,391	-
Interest receivable	3,635	3,635	-	3,635	-

Liabilities
Deposits	1,167,727	1,166,770	619,218	-	547,552
FHLB advances	81,525	82,289	-	82,289	-
Other borrowings	11,427	12,341	-	12,341	-
Interest payable	247	247	-	247	-

			Fair Value Measurements Using
December 31, 2012	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$32,778	$32,778	$32,778	$—	$—
Loans held for sale	5,106	5,235	—	5,235	—
Loans, net	969,545	993,539	—	—	993,539
FHLB stock	14,391	14,391	—	14,391	—
Interest receivable	3,846	3,846	—	3,846	—

Liabilities
Deposits	1,184,009	1,195,825	606,066	—	589,759
FHLB advances	74,675	75,688	—	75,688	—
Other borrowings	11,606	12,648	—	12,648	—
Interest payable	236	236	—	236	—

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

Note 7: Loans

Categories of loans at March 31, 2013 and December 31, 2012 include:

	March 31,	December 31,
	2013	2012
Commercial
Real estate	$202,046	$203,613
Construction and development	17,061	17,462
Other	68,276	67,773
	287,383	288,848

Residential Mortgage
One- to four- family	491,133	502,619

Consumer loans
Real estate	100,461	100,516
Auto	15,082	15,572
Boat/RVs	75,205	76,416
Other	6,293	6,598
	197,041	199,102
Total loans	975,557	990,569

Undisbursed loans in process	(6,015)	(7,418)
Unamortized deferred loan costs, net	2,325	2,432
Allowance for loan losses	(15,991)	(16,038)
Net loans	$955,876	$969,545

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

Non-accrual loans, segregated by class of loans, as of March 31, 2013 and December 31, 2012 are as follows:

	March 31,	December 31,
	2013	2012
Commercial
Real Estate	$2,686	$2,450
Construction and development	5,532	5,989
Other	1,712	1,315
Residential Mortgage	10,765	10,791
Consumer
Real estate	1,795	1,656
Auto	27	37
Boat/RV	1,249	1,076
Other	62	96

	$23,828	$23,410

An age analysis of Company’s past due loans, segregated by class of loans, as of March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Commercial
Real Estate	$1,969	$-	$2,686	$4,655	$197,391	$202,046	$-
Construction and development	520	-	4,702	5,222	11,839	17,061	-
Other	1,191	-	729	1,920	66,356	68,276	-
Residential Mortgage	7,522	2,226	6,295	16,043	475,090	491,133	813
Consumer
Real estate	875	358	1,183	2,416	98,045	100,461	-
Auto	49	28	1	78	15,004	15,082	-
Boat/RV	1,291	751	352	2,394	72,811	75,205	-
Other	153	25	49	227	6,066	6,293	-

	$13,570	$3,388	$15,997	$32,955	$942,602	$975,557	$813

	December 31, 2012
							Total Loans
			Greater			Total	> 90 Days
	30-59 Days	60-89 Days	Than 90	Total Past		Loans	and
	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
Commercial
Real Estate	$1,097	$992	$2,350	$4,439	$199,174	$203,613	$-
Construction and development	192	-	4,912	5,104	12,358	17,462	-
Other	259	223	735	1,217	66,556	67,773	-
Residential Mortgage	12,487	2,732	8,356	23,575	479,044	502,619	177
Consumer
Real estate	1,302	358	1,119	2,779	97,737	100,516	-
Auto	47	18	15	80	15,492	15,572	-
Boat/RV	1,508	756	497	2,761	73,655	76,416	-
Other	234	21	95	350	6,248	6,598	96

	$17,126	$5,100	$18,079	$40,305	$950,264	$990,569	$273

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

The following tables present impaired loans for the three month periods ended March 31, 2013 and 2012 and the year ended December 31, 2012.

	March 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial
Real estate	$3,992	$5,056	$-	$4,136	$41
Construction and development	2,667	4,842	-	2,804	8
Other	936	936	-	954	3
Residential Mortgage	2,341	3,280	-	2,463	13

Loans with a specific valuation allowance
Commercial
Real estate	208	208	100	208	3
Construction and development	5,265	7,879	1,159	5,297	6
Other	634	634	380	773	6
Residential Mortgage	833	833	57	833	9

Total
Commercial
Real estate	$4,200	$5,264	$100	$4,344	$44
Construction and development	$7,932	$12,721	$1,159	$8,101	$14
Other	$1,570	$1,570	$380	$1,727	$9
Residential Mortgage	$3,174	$4,113	$57	$3,296	$22

	December 31, 2012
				Average
		Unpaid		Investment in	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without a specific valuation allowance
Commercial
Real estate	$5,341	$6,354	$-	$5,384	$248
Construction and development	3,632	7,078	-	4,884	30
Other	972	972	-	2,828	117
Residential Mortgage	2,583	3,522	-	3,755	58

Loans with a specific valuation allowance
Commercial
Real estate	208	947	100	211	12
Construction and development	4,639	5,157	959	5,230	78
Other	912	912	257	921	30
Residential Mortgage	834	834	57	654	-

Total
Commercial
Real estate	$5,549	$7,301	$100	$5,595	$260
Construction and development	$8,271	$12,235	$959	$10,114	$108
Other	$1,884	$1,884	$257	$3,749	$147
Residential Mortgage	$3,417	$4,356	$57	$4,409	$58

	March 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial
Real estate	$4,840	$5,690	$-	$5,158	$13
Construction and development	4,216	9,152	-	5,044	10
Other	3,292	3,292	-	3,609	2
Residential Mortgage	3,892	5,383	-	4,635	22

Loans with a specific valuation allowance
Commercial
Real estate	1,092	1,592	144	1,342	-
Construction and development	7,071	7,281	1,437	7,071	-
Other	1,470	1,470	543	1,470	-
Residential Mortgage	533	533	37	535	-

Total
Commercial
Real estate	$5,932	$7,282	$144	$6,500	$13
Construction and development	$11,287	$16,433	$1,437	$12,115	$10
Other	$4,762	$4,762	$543	$5,079	$2
Residential Mortgage	$4,425	$5,916	$37	$5,170	$22

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

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2013 and December 31, 2012.

March 31, 2013
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real estate	Construction and Development	Other

Pass	$185,917	$9,320	$65,626
Special Mention	6,383	150	202
Substandard	9,746	7,591	1,838
Doubtful	-	-	610

Total	$202,046	$17,061	$68,276

Retail Credit Exposure Credit Risk Profile
	Mortgage	Consumer
	Residential	Real Estate	Auto	Boat/RV	Other

Pass	$474,762	$98,107	$15,050	$73,723	$6,152
Special Mention	1,991	-	-	-	-
Substandard	14,380	2,354	32	1,482	141

Total	$491,133	$100,461	$15,082	$75,205	$6,293

December 31, 2012
Commercial Credit Exposure Credit Risk Profile
		Construction
		and
Internal Rating	Real estate	Development	Other

Pass	$185,794	$9,314	$63,413
Special Mention	6,692	172	255
Substandard	11,127	7,976	3,281
Doubtful	-	-	824

Total	$203,613	$17,462	$67,773

Retail Credit Exposure Credit Risk Profile
	Mortgage	Consumer
	Residential	Real Estate	Auto	Boat/RV	Other

Pass	$486,027	$97,972	$15,533	$75,026	$6,434
Special Mention	2,012	-	-	-	-
Substandard	14,580	2,544	39	1,390	164

Total	$502,619	$100,516	$15,572	$76,416	$6,598

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 and 2012 and year ended December 31, 2012.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other segments.

	Three Months Ended March 31, 2013
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$9,908	$3,394	$2,736	$16,038
Provision charged to expense	200	500	250	950
Losses charged off	(237)	(383)	(480)	(1,100)
Recoveries	2	23	78	103
Balance, end of period	$9,873	$3,534	$2,584	$15,991

Ending balance:
Individually evaluated for impairment	$1,639	$57	$-	$1,696
Collectively evaluated for impairment	8,234	3,477	2,584	14,295
Total allowance for loan losses	$9,873	$3,534	$2,584	$15,991

Loans:
Ending balance
Individually evaluated for impairment	$13,702	$3,174	$-	$16,876
Collectively evaluated for impairment	273,681	487,959	197,041	958,681
Total loans	$287,383	$491,133	$197,041	$975,557

	Year Ended December 31, 2012
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$10,602	3,444	2,769	16,815
Provision charged to expense	3,213	1,612	1,200	6,025
Losses charged off	(4,493)	(1,901)	(1,608)	(8,002)
Recoveries	586	239	375	1,200
Balance, end of period	$9,908	3,394	2,736	16,038

Ending balance:
Individually evaluated for impairment	$1,316	57	-	1,373
Collectively evaluated for impairment	8,592	3,337	2,736	14,665
Total allowance for loan losses	$9,908	$3,394	$2,736	$16,038

Loans:
Ending balance
Individually evaluated for impairment	$15,704	3,417	-	19,121
Collectively evaluated for impairment	273,144	499,202	199,102	971,448
Total loans	$288,848	$502,619	$199,102	$990,569

	Three Months Ended March 31, 2012
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$10,602	$3,444	$2,769	$16,815
Provision charged to expense	390	465	495	1,350
Losses charged off	(901)	(441)	(525)	(1,867)
Recoveries	153	3	180	336
Balance, end of period	$10,244	$3,471	$2,919	$16,634

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

The following tables provide detail regarding troubled debts restructured in the three month period ended March 31, 2013 and 2012.

Three Months Ended March 31, 2013
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	No. of Loans	Recorded Balance	Recorded Balance
Commercial
Real Estate	1	$50	$50
Other	2	1,009	723
Residential Mortgage	11	750	1,056
Consumer
Real estate	4	220	229
Auto	2	22	22
Boat/RV	1	30	30
Other	1	11	11

Three Months Ended March 31, 2012
		Pre- Modification	Post- Modification
		Outstanding	Outstanding
	No. of Loans	Recorded Balance	Recorded Balance
Commercial
Real Estate	1	$403	$403
Other	1	97	97
Residential Mortgage	9	839	863
Consumer
Real estate	7	325	326
Auto
Boat/RV	1	10	10

The impact to the allowance for loan losses due to these modifications was insignificant.

Newly restructured loans by types are as follows:

	Three Months Ended March 31, 2013
	Interest Only	Term	Combination	Total Modification
Commercial
Real Estate	$-	$-	$50	$50
Other	-	88	635	723
Residential Mortgage	-	-	1,057	1,057
Consumer
Real estate	-	213	16	229
Auto	-	4	18	22
Boat/RV	-	30	-	30
Other	-	-	11	11

	Three Months Ended March 31, 2012
	Interest Only	Term	Combination	Total Modification
Commercial
Real Estate	$-	$403	$1,117	$1,520
Construction and development	-	-	172	172
Other	-	143	181	324
Residential Mortgage	320	169	2,107	2,596
Consumer
Real estate	-	55	775	830
Auto	-	11	4	15
Boat/RV	-	153	-	153
Other	-	8	44	52

The following tables provide detail regarding troubled debts restructured in the last twelve months that have defaulted in the quarter ended March 31, 2013.

Three Months Ended March 31, 2013
		Post-Modification
		Outstanding
	No. of Loans	Recorded Balance
Commercial
Real Estate	1	$518
Other	1	109

We had no defaults of any loans modified as troubled debt restructurings made for the three months ended March 31, 2012. Default is defined as any loan that becomes more than 90 days past due.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Significant Events in the Three Months Ended March 31, 2013

The following should be read in conjunction with the Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 22, 2013.

The Company is a Maryland corporation and a bank holding company headquartered in Muncie, Indiana, with operations in Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana. It owns MutualBank, an Indiana commercial bank with 31 bank branches in Indiana, trust offices in Carmel and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. The Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“FRB”), and the Bank is subject to regulation, supervision and examination by the Indiana Department of Financial Institutions (“IDFI”) and the Federal Deposit Insurance Corporation (“FDIC”).

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

First Quarter Highlights. At March 31, 2013, we had $1.4 billion in assets, $971.9 million in loans, $1.2 billion in deposits and $140.2 million in stockholders’ equity. The Company’s total risk-based capital ratio at March 31, 2013 was 14.90%, exceeding the 10.00% requirement for a well-capitalized institution. The ratio of tangible common equity was 7.72% as of March 31, 2013, an increase from 7.62% at December 31, 2012. For the quarter ended March 31, 2013, net income available to common shareholders totaled $1.6 million, or $.23 per basic and $.22 per diluted share, compared with net income of $1.1 million available to common shareholders, or $.15 per basic and diluted share for the quarter ended March 31, 2012.

Key aspects of our operations in the first quarter of 2013, include the following:

•	Gross loan balances decreased $13.7 million in the first quarter of 2013 primarily due to normal paydown and the selling of current mortgage production.
•	Core transactional deposit accounts increased $14.1 million.
•	Allowance for loan losses to non-performing loans as of March 31, 2013 was 64.90% compared to 67.72% as of December 31, 2012. Allowance for loan losses to loans receivable was 1.65% as of March 31, 2013 compared to 1.63% as of December 31, 2012.
•	Net charge offs on an annualized basis were 0.41% in the first quarter of 2013 compared to 0.67% in the same period in 2012.
•	Net interest margin increased to 3.07% for the first quarter of 2013 compared to 3.03% for the first quarter of 2012.
•	Provision for loan losses decreased $400,000 in the first quarter of 2013 compared to the first quarter of 2012.
•	Non-interest income for the quarter ended March 31, 2013 increased $710,000 compared to the first quarter of 2012 due to gains on sale of loans in mortgage banking activity, a reduction in losses on sales of REO and gains on sale of investments.
•	Non-interest expense for the first quarter of 2013 increased $319,000 over the first quarter of 2012. The increase is primarily due to increased salary and benefit expenses and occupancy expenses.

The Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, contains a summary of our management strategy. The financial highlights of our strategy during the quarter include: increasing core deposits by 1.9% during the quarter to 53.1% of total deposits and maintaining increased capital ratios from year-end levels.

Critical Accounting Policies

Note 1 to the Notes to the Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2012 contains a summary of MutualFirst ’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets, mortgage servicing rights and intangible assets.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (i) the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; (ii) changes in general economic conditions, either nationally or in our market areas; (iii) changes in the levels of general interest rates and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources; (v) fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; (vi) decreases in the secondary market for the sale of loans that we originate; (vii) results of examinations of us by the IDFI, FDIC, FRB or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, require us to increase our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; (viii) legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act”), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes that increase our capital requirements; (ix) the uncertainties arising from our participation in the SBLF or any future redemption of the SBLF shares issued to Treasury; (x) our ability to attract and retain deposits; (xi) increases in premiums for deposit insurance; (xii) management’s assumptions in determining the adequacy of the allowance for loan losses; (xiii) our ability to control operating costs and expenses; (xiv) the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; (xv) difficulties in reducing risks associated with the loans on our balance sheet; (xvi) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; (xvii) a failure or security breach in the computer systems on which we depend; (xviii) our ability to retain key members of our senior management team; (xix) costs and effects of litigation, including settlements and judgments; (xx) our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; (xxi) increased competitive pressures among financial services companies; (xxii) changes in consumer spending, borrowing and savings habits; (xxiii) the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; (xxiv) adverse changes in the securities markets; (xv) inability of key third-party providers to perform their obligations to us; (xvi) changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and (xvii) other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this report.

The Company wishes to advise readers that these factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Financial Condition

General. Total assets at March 31, 2013 were $1.4 billion, a decrease of $8.8 million since December 31, 2012, primarily as a result of a 1.4% decrease in gross loans, excluding loans held for sale, and a 7.7% decrease in other assets, which were partially offset by an increase in cash and cash equivalents and loans held for sale. Average interest-earning assets decreased $30.6 million or 2.3% to $1.30 billion at March 31, 2013 from $1.34 billion at December 31, 2012, reflecting a decrease in average investments. Average interest-bearing liabilities decreased by $40.8 million or 3.5% to $1.12 billion at March 31, 2013, from $1.16 billion at December 31, 2012, reflecting a decrease in average borrowings. Stockholders’ equity increased by $686,000 or 0.5% during the three months ended March 31, 2013.

Loans. Our gross loan portfolio, excluding loans held for sale, decreased $15.0 million or 1.5% to $975.6 million at March 31, 2013 from $990.6 million at December 31, 2012.

The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during the period:

	At
	March 31, 2013	December 31, 2012	Amount Change	Percent Change

Commercial Loans:
Real Estate	$202,046	$203,613	$(1,567)	(0.77)%
Construction and Development	17,061	17,462	(401)	(2.30)
Other	68,276	67,773	503	0.74
Total Commercial	287,383	288,848	(1,465)	(0.51)

Residential Mortgages	491,133	502,619	(11,486)	(2.29)

Consumer Loans:
Real estate	100,461	100,516	(55)	(0.05)
Auto	15,082	15,572	(490)	(3.15)
Boat/RV	75,205	76,416	(1,211)	(1.58)
Other	6,293	6,598	(305)	(4.62)
Total Consumer	197,041	199,102	(2,061)	(1.04)
Total Loans	$975,557	$990,569	$(15,012)	(1.52)%

Although the Bank has an overall strategy to increase commercial and consumer loans, the strategy has been hindered by depressed economic conditions in Indiana as a result of the recent recession. Due to increased unemployment and decreased real estate values, loan demand, especially for business loans, has remained sluggish. We are seeking opportunities to refinance sound commercial borrowers from other financial institutions. The decrease in the commercial real estate loans was partially offset by an increase in other commercial loans of $503,000 during the period. Currently the Bank is selling 30-year and 15-year fixed-rate mortgage loans which helps reduce risk. This has also contributed to the reduction in our residential mortgage loan portfolio.

Delinquencies and Non-performing Assets. As of March 31, 2013, our total loans delinquent 30-to-89 days were $17.0 million or 1.7% of total loans compared to $22.2 million or 2.2% at December 31, 2012.

At March 31, 2013, our non-performing assets totaled $31.8 million or 2.25% of total assets, compared to $31.4 million or 2.21% of total assets at December 31, 2012. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.

	At
	March 31, 2013	December 31,2012	Amount Change	Percent Change

Non-accruing loans	$23,828	$23,410	$418	1.79%
Accruing loans delinquent 90 days or more	813	273	540	197.80
Foreclosed assets	7,117	7,700	(583)	(7.57)
Total	$31,758	$31,383	$375	1.19%

Although there was a slight increase in our non-performing assets during the quarter, non-performing assets have decreased dramatically over the past year and have seen continued improvement in the economic environment and our ability to work through problem credits. The Bank is diligently monitoring and writing down loans that appear to have irreversible weakness. In addition to the stabilization of the non-performing assets, the Company has seen significant recent improvement in total classified assets. Total classified assets decreased 7.7% from $56.4 million at December 31, 2012 to $52.0 million at March 31, 2013. The Bank works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral, when necessary.

At March 31, 2013, foreclosed commercial real estate totaled $1.3 million and consisted of 8 commercial buildings in our existing lending footprint. In addition, 44 residential properties with a book value of $5.1 million remained as foreclosed assets at March 31, 2013. Of the total foreclosed assets, one property held in real estate owned totaled $2.4 million. At March 31, 2013, the Bank had $681,000 in other repossessed assets. During the quarter, non-accruing loans remained fairly consistent, only increasing by $418,000. Management continues to monitor these loans aggressively and it is management’s opinion that the non-accruing loans are sufficiently reserved as of March 31, 2013.

Allowance For Loan Loss. Allowance for loan losses decreased $643,000 to $16.0 million at March 31, 2013 when compared to March 31, 2012 as reflected below.

	At and For the Three Months Ended March 31,
	2013	2012

Balance at beginning of period	$16,038	$16,815
Charge-offs	1,100	1,867
Recoveries	103	336
Net charge-offs	997	1,531
Provisions charged to operations	950	1,350
Balance at end of period	$15,991	$16,634

Ratio of net charge-offs during the period to average loans outstanding during the period	0.41%	0.67%

Allowance as a percentage of non-performing loans	64.90%	56.21%
Allowance as a percentage of total loans (end of period)	1.65%	1.78%

Net charge offs for the first three months of 2013 were $997,000, or 0.41% of average loans on an annualized basis, compared to $1.5 million, or 0.67% of average loans for the first three months of 2012. The decrease was due to what management believes is a stabilization of the loan portfolio. As of March 31, 2013, the allowance for loan losses as a percentage of loans receivable and non-performing loans was 1.65% and 64.90%, respectively, compared to 1.63% and 67.72% respectively, at December 31, 2012. Allowance for loan losses as a percentage of loans receivable decreased due to a decrease in the net loan portfolio of $13.7 million since year-end. Allowance for loan losses as a percentage of non-performing loans decreased due to the increase in non-performing loans of $958,000 in the first three months of 2013.

Deposits. Total deposits decreased $16.3 million to $1.17 billion at March 31, 2013, primarily due to a reduction in brokered funds of $10.0 million and other certificates of deposit, which was partially offset by an increase in transaction accounts as reflected in the table below. These changes are consistent with the Bank’s strategy to grow and strengthen core deposit relationships.

	At
	March 31, 2013		December 31, 2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Type of Account
Non-interest Checking	$142,926	0.00%	$138,269	0.00%
Interest-bearing NOW	261,121	0.27	259,220	0.27
Savings	117,957	0.01	110,211	0.01
Money Market	98,170	0.26	98,366	0.23
Certificates of Deposit	547,553	1.65	577,943	1.66
Total	$1,167,727	0.86%	$1,184,009	0.89%

Borrowings. Total borrowings increased $6.7 million, or 7.6%, to $93.0 million at March 31, 2013 primarily due to a $6.9 million increase in FHLB advances to $81.5 million at the end of the period. Other borrowings, consisting of a bank loan and a subordinated debenture, decreased $179,000 to $11.4 million at March 31, 2013 due to regular loan payments.

On January 4, 2013, the Company refinanced the $7.6 million term loan with First Tennessee Bank, N.A.. The loan bears a 3.915% fixed interest rate, has a term expiring in December 2017 and is secured by Bank stock. The balance of that loan was $7.4 million at March 31, 2013.

The Company assumed $5.0 million in debentures as the result of an acquisition of MFB Corp. in 2008. In 2005, MFB Corp. had formed MFBC Statutory Trust (MFBC), as a wholly owned business trust, to sell trust preferred securities. The proceeds from the sale of these trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from the acquired company. The junior subordinated debentures are the sole assets of MFBC and are fully and unconditionally guaranteed by the Company. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The securities bore a fixed rate of interest of 6.22% for the first five years, and the rate resets quarterly at the prevailing three-month LIBOR rate plus 170 basis points. In 2009, the Company entered into a forward interest rate swap that fixed the variable rate portion for five years at 5.15%. The Company may redeem the trust preferred securities, in whole or in part, without penalty, on or after September 15, 2010. These securities mature on September 15, 2035. The net balance of the note as of March 31, 2013 was $4.0 million due to the fair value adjustment of the note made at the time of the acquisition.

Stockholders’ Equity. Stockholders’ equity was $140.2 million at March 31, 2013, an increase of $686,000 from December 31, 2012. The increase was due primarily to net income of $2.0 million. The increase was offset by other comprehensive loss of $814,000 and dividend payments of $785,000 to common and preferred shareholders. The Company’s tangible book value per share as of March 31, 2013 increased to $15.40 compared to $15.33 as of December 31, 2012 and the tangible common equity ratio was 7.72% as of March 31, 2013 compared to 7.62% as of December 31, 2012.

On April 8, 2013, the Company redeemed 25% of the preferred stock, $7.2 million, originally issued to the Secretary of the Treasury under the Small Business Lending Fund.

Comparison of Results of Operations for the Three Months Ended March 31, 2013 and 2012

General. Net income available to common shareholders for the three months ended March 31, 2013 was $1.6 million or $0.23 per basic and $0.22 per diluted earnings per common share compared to net income of $1.1 million or $0.15 basic and diluted earnings per common share for the three months ended March 31, 2012. The primary reasons for this increase was an increase in gain on sale of mortgage loans of $304,000 and a reduction in the provision for loan loss of $400,000 compared to the same period last year. Annualized return on assets was 0.56% and return on average tangible common equity was 5.95% for the first quarter of 2013 compared to 0.40% and 4.17% respectively, for the same period last year.

Interest Income. Total interest income decreased $997,000, or 7.2%, to $12.9 million during the three months ended March 31, 2013 from $13.9 million during the three months ended March 31, 2012. The decrease was a result of a decline in net interest yield on interest-earning assets of 30 basis points in conjunction with a decrease in average earning assets of $3.4 million comparing the first quarter of 2013 with the same period in 2012. The decline in yield was primarily due to the decline in national and local prevailing interest rates and the mix of interest-earning assets. Interest income on loans in the first quarter of 2013 was $11.0 million compared to $11.6 million for same period in 2012, reflecting an increase in the average balance of the loan portfolio at March 31, 2013 of $64.4 million and a 56 basis point decrease in the weighted average yield on loans for the three months ended March 31, 2013 to 4.48%. Interest income on investment securities for the first quarter 2013 was $1.7 million compared to $2.2 million for the same period in 2012, reflecting a $60.0 million decrease in our average investment securities portfolio to $279.0 million as of March 31, 2013.

Interest Expense. Interest expense decreased $1.1 million, or 27.5%, to $2.9 million during the three months ended March 31, 2013 compared to $4.0 million during the three months ended March 31, 2012. The primary reason for this decrease was a decline of 37 basis points in the average cost of interest-bearing liabilities from 1.41% in the 2012 period to 1.04% in the 2013 period, which was primarily due to continued re-pricing of deposit accounts and reduction of higher rate FHLB advances. Interest expense on deposits decreased $716,000, due to a 27 basis point decline in average rates. Interest expense on borrowings decreased $391,000 as a result of a 134 basis point decline in average rates.

Net Interest Income. Net interest income before the provision for loan losses increased $110,000 for the quarter ended March 31, 2013 compared to the same period in 2012. The increase was a result of an increase in the net interest margin from 3.03% in the first quarter of 2012 to 3.07% in the first quarter of 2013, which was offset slightly by a decline in average earning assets of $2.0 million. On a linked quarter basis, net interest income before the provision for loan losses decreased $131,000 as average earning assets declined by $25.6 million; however net interest margin increased by 3 basis points. For more information on our asset/liability management, especially as it relates to interest rate risk, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk” on Form 10-K for the period ended December 31, 2012.

Provision for Loan Losses. The provision for loan losses for the first quarter of 2013 decreased to $950,000 compared to $1.4 million during last year’s comparable period. The decrease was due to management’s ongoing evaluation of the adequacy of the allowance for loan losses and was impacted by a decrease in net charge offs to $1.0 million for the first quarter of 2013 compared to net charge offs of $1.5 million in the first quarter of 2012. Non-performing loans to total loans at March 31, 2013 were 2.54% compared to 2.40% at December 31, 2012. The increase in the non-performing ratio was primarily due to the reduction in gross loan balances in the first quarter of 2013. Non-performing assets to total assets were 2.25% at March 31, 2013 compared to 2.21% at December 31, 2012.

Other Income. Other (non-interest) income increased by $709,000 to $3.6 million in the first quarter of 2013 compared to $2.9 million in the same period in 2012.

	Three Months Ended		Amount	Percent
Non-Interest Income	3/31/13	3/31/12	Change	Change

Service fee income	$1,571	$1,653	$(82)	-5.0%
Net realized gain on sale of securities	339	197	142	72.1%
Equity in losses of limited partnerships	(126)	(120)	(6)	5.0%
Commissions	982	1,019	(37)	-3.6%
Net gains on sales of loans	436	132	304	230.3%
Net servicing fees (costs)	(28)	32	(60)	-187.5%
Increase in cash surrender value of life insurance	317	340	(23)	-6.8%
Loss on sale of other real estate and repossessed assets	19	(393)	412	-104.8%
Other income	127	68	60	86.8%

Total Non-Interest Income	$3,637	$2,928	$709	24.2%

The increase in non-interest income is primarily due to the increase in gain on sale of loans as mortgage banking activity increased by $21 million in the first quarter of 2013 compared to the same period in 2012. Gain on sale of investments also increased $142,000 as a small portion of the investment portfolio was restructured to mitigate interest rate risk. Loss on sale of other real estate and repossess assets increased $412,000 as current housing values have stabilized and further fair value reductions in real estate owned have decreased. These increases were partially offset by a decline in service fees on deposit accounts by $82,000 as the number of overdraft transactions continues to decline. On a linked quarter basis, non-interest income declined $872,000 primarily due to a decrease in gain on sale of investments due to a balance sheet restructuring in the fourth quarter of 2012, which was not repeated in the first quarter of 2013.

Other Expense. Other (non-interest) expense increased by $319,000 to $9.9 million in the first quarter of 2013 compared to $9.6 million in the same period in 2012.

	Three Months Ended		Amount	Percent
Non-Interest Expense	3/31/13	3/31/12	Change	Change

Salaries and employee benefits	$5,551	$5,343	$208	3.9%
Net occupancy expenses	694	576	118	20.5%
Equipment expenses	466	399	67	16.8%
Data processing fees	384	430	(46)	-10.7%
Automated teller machine	241	229	12	5.2%
Deposit insurance	324	314	10	3.2%
Professional fees	336	341	(5)	-1.5%
Advertising and promotion	270	353	(83)	-23.5%
Software subscriptions and publications	369	367	2	0.5%
Intangible amortization	211	261	(50)	-19.2%
Other real estate and repossessed assets	173	164	9	5.5%
Other expenses	894	817	77	9.4%

Total Non-Interest Expense	$9,913	$9,594	$319	3.3%

The increase in non-interest expense is primarily the result of increases in salaries and benefits of $208,000 and occupancy expense of $118,000. The increase in salaries and benefits was a result of the increased health insurance premiums and increased retirement benefit expense due to the Company’s employee stock ownership plan expense, which is directly tied to the Company’s increasing stock price. The increase in occupancy expense was a result of higher branch operating costs due to weather conditions and increased depreciation expense. These increases were partially offset by a reduction in marketing expense and intangible amortization in the first quarter of 2013 compared to the same period in 2012.

Income Tax Expense. Income tax expense for the quarter ended March 31, 2013 increased $350,000 compared to the same period in 2012 primarily because of increased earnings. The Company’s effective tax rate increased to 28.2% in the 2013 period from 23.0% in the 2012 period because of increased net income and decreased low income housing credits as a percentage of net income.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. During the quarter ended March 31, 2013, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At March 31, 2013, the Bank had $69.5 million in commitments to make loans, $5.9 million in undisbursed portions of closed loans, $82.9 million in unused lines of credit and $3.5 million in standby letters of credit.

Liquidity

Information about the Company’s liquidity needs and management is included in Item 7 of the Form 10-K for the year ended December 31, 2012, filed with the SEC on March 22, 2013, under the heading “Liquidity.”

During the first quarter of 2013, our liquidity levels stayed fairly consistent with that of the prior quarter. The Board of Directors requires the Bank to maintain a minimum liquidity ratio of 10% of deposits. At March 31, 2013, our ratio was 28.3%.

At March 31, 2013, the Company on a consolidated basis, had $318.7 million in cash and investment securities available for sale and $6.8 million in loans held for sale generally available for its cash needs. At March 31, 2013, the Bank had the ability to borrow an additional $203.1 million in FHLB advances and other available funding sources, if needed.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying SBLF dividends to the Treasury, amounts owed on its trust preferred securities, any dividends declared to its common shareholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, which are subject to regulatory limits. At March 31, 2013, the Company, on an unconsolidated basis, had $2.5 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

At March 31, 2013, the approved outstanding loan commitments, including unused lines of credit, amounted to $161.8 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2013, totaled $269.7 million; however, due to our competitive rates, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. At March 31, 2013, the Bank’s regulatory capital exceeded these regulatory requirements, and the Bank was well-capitalized under regulatory prompt corrective action standards, consistent with our goals to operate a sound and profitable organization. The FDIC may require the Bank to have additional capital above specific regulatory levels if it believes the Bank is subject to increased risk due to asset problems, high interest rate risk and other risks. The FDIC has not required such additional capital.

At March 31, 2013, the Company’s capital levels exceeded the bank holding company capital requirements and it was considered well-capitalized under FRB guidelines, consistent with our goals to operate a sound and profitable organization.

The Company’s and Bank’s relevant capital ratios at March 31, 2013, are reflected below:

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage Capital Level(1):
MutualFirst (Consolidated)	$128,245	9.15%	$56,204	4.0%	$70,255	N/A
MutualBank	134,620	9.59	56,170	4.0	70,213	5.0
Tier 1 Risk-Based Capital Level (2) :
MutualFirst (Consolidated)	$128,245	13.64%	$37,606	4.0%	$56,409	6.0%
MutualBank	134,620	14.33	37,584	4.0	56,377	6.0
Total Risk-Based Capital Level (3) :
MutualFirst (Consolidated)	$140,043	14.90%	$75,212	8.0%	$94,015	10.0%
MutualBank	146,418	15.58	75,169	8.0	93,961	10.0

_____________________________________

1. Tier 1 Capital to Average Total Assets of $1.4 billion for the Bank and Company, respectively.

2. Tier 1 Capital to Risk-Weighted Assets of $939.6 million and $940.1 for the Bank and Company, respectively.

3. Total Capital to Risk-Weighted Assets of $939.6 million and $940.1 for the Bank and Company, respectively.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Information about the Company’s asset and liability management and market and interest-rate risks is included in Item 7A of the Form 10-K for the year ended December 31, 2012, filed with the SEC on March 22, 2013.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term fixed-rate loans in our portfolio, during the quarter ended March 31, 2013, we sold in the secondary market $26.0 million of fixed rate, one- to four-family mortgage loans with terms to maturity of 15 years or more.

The following chart indicates the Bank’s percentage change in net income and capital assuming the most severe movement in interest rates as an immediate parallel rate shock in a range from down 100 basis points to up 400 basis points as of March 31, 2013.

Rate Shock	Net Interest Income (% Change)	Capital (% Change)

Up 400 bp	(31,2)%	(19.5)%
Up 300 bp	(22.3)	(16.3)
Up 200 bp	(14.0)	(7.9)
Up 100 bp	(6.6)	(0.1)
Down 100 bp	(5.6)	(5.5)

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

Item - 4 Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 31, 2013, was carried out under the supervision of and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management since that date. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that have materially affected, or are likely to materially affect our internal control over financial reporting.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Articles of Incorporation	b
3.2	Articles Supplementary for the Series A Preferred Stock	c
3.3	Articles Supplementary for the SBLF Preferred Stock	a
3.4	Amended Bylaws	k
3.5	Articles Supplementary to the Company’s Charter re: term of appointed directors	l
4.1	Form of Common Stock Certificate	b
4.2	Warrant for Purchase of Shares of Common Stock	c
4.3	Form of Certificate for the Series A Preferred Stock	d
4.4	Form of Certificate for the SBLF Preferred Stock	a
10.1	Employment Agreement with David W. Heeter	p
10.2	Employment Agreement with Patrick C. Botts	p
10.3	Form of Supplemental Retirement Plan Income Agreements for Patrick C. Botts	f
and David W. Heeter
10.4	Named Executive Officer Salaries and Bonus Arrangements for 2012	n
10.5	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker	g
10.6	Form of Agreements for Executive Deferred Compensation Plan for Patrick C. Botts and David W. Heeter	f
10.7	Registrant’s 2001 Stock Option and Incentive Plan	h
10.8	Registrant’s 2001 Recognition and Retention Plan	h
10.9	Director Fee Arrangements for 2012	o
10.10	Director Deferred Compensation Plan	i
10.11	MutualFirst Financial, Inc. 2008 Stock Option and Incentive Plan	d
10.12	MFB Corp. 2002 Stock Option Plan	d
10.13	MFB Corp. 1997 Stock Option Plan	d
10.14	Employment Agreement with Charles J. Viater	p
10.15	Salary Continuation Agreement with Charles J. Viater	d
10.16	Letter Agreement (including Schedule A, Securities Purchase Agreement, dated December 23, 2008 between MutualFirst Financial, Inc. and United States Department of the Treasury with respect to the issuance and sale of the Series A Preferred Stock and Warrant	c
10.17	Loan Agreement with First Tennessee Bank National Association dated December 21, 2009.	m
10.18	Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.19	Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.20	Small Business Lending Fund - Securities Purchase Agreement, dated August 25, 2011, between MutualFirst Financial, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock	a
10.21	Repurchase Agreement dated August 25, 2011, between MutualFirst Financial, Inc. and the United States Department of the Treasury, with respect to the repurchase and redemption of the TARP Preferred Stock	a
10.22	Employment Agreement with Christopher D. Cook	p

11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
18	Letter re change in accounting principles	None
19	Report furnished to security holders	None
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of Experts and Counsel	None
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32
101	Financial Statements from the Company’s Form 10-Q for the period ended March 31, 2013, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Consolidated Condensed Statements of Income for the Three Months Ended March 31, 2013 and 2012; (iii) Consolidated Condensed Statement of Stockholders’ Equity for the Period Ended March 31, 2013; (iv) Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2013 and 2012, as follows:	101

101.INS	XBRL Instance Document	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101.DEF
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE

a	Filed as an exhibit to the Company’s Form 8-K filed on August 26, 2011 and incorporated herein by reference.
b	Filed as an exhibit to the Company’s Form S-1 registration statement filed on September 16, 1999 (File No. 333-87239) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.
c	Filed as an exhibit to the Company’s Form 8-K filed on December 23, 2008 (File No. 000-27905) and incorporated herein by reference.
d	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference.
e	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2004. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
f	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2001. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
g	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2002. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
h	Filed as an Appendix to the Company’s Form S-4/A Registration Statement filed on October 19, 2001 (File No. 333-46510). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
i	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2007. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
j	Filed as an exhibit to the Company’s Form 10-K filed on March 23, 2010 and incorporated herein by reference.
k	Filed as an exhibit to the Company’s Form 8-K filed on October 15, 2007 (File No. 000-27905). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
l	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.
m	Filed as an exhibit to the Company’s Form 8-K filed on December 24, 2009 and incorporated herein by reference.
n	Filed as an exhibit to the Company’s Form 8-K filed on February 15, 2012 and incorporated herein by reference.
o	Filed as an exhibit to the Company’s Form 10-K filed on March 16, 2012 and incorporated herein by reference.
p	Filed as an exhibit to the Company’s Form 10-Q filed on November 14, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2013	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: May 15, 2013	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

101	Financial Statements from the Company’s Form 10-Q for the period ended March 31, 2013, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Consolidated Condensed Statements of Income for the Three Months Ended March 31, 2013 and 2012; (iii) Consolidated Condensed Statement of Stockholders’ Equity for the Period Ended March 31, 2013; (iv) Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements Three Months Ended March 31, 2013 and 2012, as follows:
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

