Form 10-Q
period 2013-06-30
MUTUALFIRST FINANCIAL INC
filed 2013-08-09
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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
  Yes ☐   No ☒

As of August 8, 2013, there were 7,099,779 shares of the registrant’s common stock outstanding.

FORM 10-Q

MutualFirst Financial, Inc.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY

Consolidated Condensed Balance Sheets

(Table Dollar Amounts in Thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash	$8,133	$8,899
Interest-bearing demand deposits	24,751	23,879
Cash and cash equivalents	32,884	32,778
Investment securities available for sale	277,104	281,197
Loans held for sale	8,312	5,106
Loans	974,253	985,583
Allowance for loan losses	(15,701)	(16,038)
Net loans	958,552	969,545
Premises and equipment	31,657	32,240
Federal Home Loan Bank of Indianapolis stock, at cost	14,391	14,391
Investment in limited partnerships	2,347	2,603
Deferred income tax benefit	18,020	15,913
Income tax receivable	149	-
Cash surrender value of life insurance	49,068	48,410
Prepaid FDIC premium	-	1,647
Core deposit and other intangibles	1,989	2,411
Other assets	13,788	16,217
Total assets	$1,408,261	$1,422,458

Liabilities
Deposits
Non-interest-bearing	$137,974	$138,269
Interest-bearing	1,016,452	1,045,740
Total deposits	1,154,426	1,184,009
Federal Home Loan Bank advances	96,749	74,675
Other borrowings	11,248	11,606
Other liabilities	14,638	12,675
Total liabilities	1,277,061	1,282,965

Stockholders' Equity
Preferred stock, $.01 par value
Authorized - 5,000,000 shares Issued and outstanding - 21,692 and 28,923 shares, respectively; liquidation preference $1,000 per share	1	1
Common stock, $.01 par value
Authorized - 20,000,000 shares Issued and outstanding – 7,099,779 and 7,055,502 shares, respectively	71	71
Additional paid-in capital - preferred stock	21,692	28,923
Additional paid-in capital - common stock	73,051	72,610
Retained earnings	38,002	35,403
Accumulated other comprehensive income (loss)	(1,458)	2,803
Unearned employee stock ownership plan (ESOP) shares	(159)	(318)
Total stockholders' equity	131,200	139,493
Total liabilities and stockholders' equity	$1,408,261	$1,422,458

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY

Consolidated Condensed Statements of Income

(Unaudited)

(Table Dollar Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest Income
Loans receivable, including fees	$11,040	$11,648	$22,063	$23,228
Investment securities:
Mortgage-backed securities	1,540	2,123	3,105	4,107
Federal Home Loan Bank stock	125	107	252	216
Other investments	165	216	345	433
Deposits with financial institutions	7	6	14	15
Total interest income	12,877	14,100	25,779	27,999

Interest Expense
Passbook savings	3	13	6	26
Certificates of deposit	2,187	2,624	4,464	5,509
Daily Money Market accounts	60	92	121	200
Demand and NOW accounts	160	227	329	448
Federal Home Loan Bank advances	299	597	562	1,200
Other interest expense	148	197	298	397
Total interest expense	2,857	3,750	5,780	7,780

Net Interest Income	10,020	10,350	19,999	20,219
Provision for losses on loans	550	1,850	1,500	3,200
Net Interest Income After Provision for Loan Losses	9,470	8,500	18,499	17,019

Other Income
Service fee income	1,364	1,752	2,935	3,405
Net realized gain on sale of securities	43	283	382	480
Equity in losses of limited partnerships	(128)	(128)	(254)	(248)
Commissions	1,174	1,036	2,156	2,054
Net gains on sales of loans	134	715	569	847
Net servicing fees (loss)	435	(142)	407	(110)
Increase in cash surrender value of life insurance	304	336	621	677
Gain (loss) on sale of other real estate and repossessed assets	37	(160)	56	(553)
Other income	97	13	225	81
Total other income	3,460	3,705	7,097	6,633

Other Expenses
Salaries and employee benefits	5,532	5,293	11,083	10,637
Net occupancy expenses	534	527	1,229	1,103
Equipment expenses	457	493	923	891
Data processing fees	371	387	755	818
Automated teller machine	270	257	511	485
Deposit insurance	316	314	640	627
Professional fees	319	426	655	768
Advertising and promotion	438	372	709	725
Software subscriptions and maintenance	311	395	679	762
Intangible amortization	211	255	421	516
Other real estate and repossessed assets	176	281	349	444
Other expenses	967	933	1,861	1,750
Total other expenses	9,902	9,933	19,815	19,526

Income Before Income Tax	3,028	2,272	5,781	4,126
Income tax expense	916	628	1,693	1,056

Net Income	2,112	1,644	4,088	3,070
Preferred stock dividends and amortization	278	362	640	723
Net Income Available to Common Shareholders	$1,834	$1,282	$3,448	$2,347

Basic earnings per common share	$0.26	$0.18	$0.49	$0.34

Diluted earnings per common share	$0.25	$0.18	$0.48	$0.33

Dividends per common share	$0.06	$0.06	$0.12	$0.12

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY

Consolidated Condensed Statements of Comprehensive Income (Loss)

(Unaudited)

(Table Dollar Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$2,112	$1,644	$4,088	$3,070
Other comprehensive income (loss):
Net unrealized holding gain (loss) on securities available-for-sale	(5,771)	2,030	(6,711)	4,081
Net unrealized gain (loss) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	475	(139)	465	(152)
Less: Reclassification adjustment for realized gains included in net income	(43)	(283)	(382)	(480)
Net unrealized gain on derivative used for cash flow hedges	54	-	91	14
	(5,285)	1,608	(6,537)	3,463
Income taxes related to other comprehensive income	1,838	(570)	2,276	(1,207)

Other comprehensive income (loss)	(3,447)	1,038	(4,261)	2,256

Comprehensive income (loss)	$(1,335)	$2,682	$(173)	$5,326

 See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY

Consolidated Condensed Statement of Stockholders' Equity

For the Period Ended June 30, 2013

(Unaudited)

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	Common Stock			Preferred Stock				Accumulated
			Additional			Additional		Other	Unearned
	Shares		paid-in	Shares		paid-in	Retained	Comprehensive	ESOP
	Outstanding	Amount	capital	Outstanding	Amount	capital	Earnings	Loss	shares	Total

Balances, January 1, 2013	7,055,502	$71	$72,610	28,923	$1	$28,923	$35,403	$2,803	$(318)	$139,493

Net income for the period							4,088			4,088

Other comprehensive loss, net of tax								(4,261)		(4,261)

Stock repurchased				(7,231)		(7,231)				(7,231)

ESOP shares earned			64						159	223

Stock options vested			16							16

Stock options exercised	44,277		361							361

Cash dividends ($.12 per common share)							(849)			(849)

Cash dividends - preferred stock							(640)			(640)

Balances, June 30, 2013	7,099,779	71	$73,051	21,692	1	21,692	38,002	(1,458)	(159)	131,200

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(Table Dollar Amounts in Thousands)

	Six Months Ended
	June 30,
	2013	2012
Operating Activities
Net income	$4,088	$3,070
Items not requiring (providing) cash
Provision for loan losses	1,500	3,200
Depreciation and amortization	2,503	2,966
Deferred income tax	169	72
Loans originated for sale	(45,529)	(15,199)
Proceeds from sales of loans held for sale	42,633	12,269
Gains on sales of loans held for sale	(569)	(847)
Gain on sale of securities-available-for sale	(382)	(480)
Gain (loss) on other real estate and repossessed assets	(56)	553
Other equity adjustments	223	218
Change in
Prepaid FDIC premium	1,647	585
Interest receivable and other assets	1,164	1,237
Interest payable and other liabilities	267	293
Cash value of life insurance	(621)	(677)
Other adjustments	277	291
Net cash provided by operating activities	7,314	7,551

Investing Activities
Net change in interest earning assets	-	1,415
Purchases of securities available-for-sale	(65,623)	(76,553)
Proceeds from maturities and paydowns of securities available-for-sale	33,017	31,809
Proceeds from sale of securities-available for sale	31,539	13,184
Net change in loans	8,154	(52,165)
Proceeds from sales of loans transferred to held for sale	-	3,669
Purchases of premises and equipment	(332)	(921)
Proceeds from real estate owned sales	2,305	2,019
Other investing activities	(37)	(22)
Net cash provided by (used in) investing activities	9,023	(77,565)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	(1,543)	51,245
Certificates of deposit	(28,040)	(46,381)
Proceeds from FHLB advances	144,500	237,451
Repayment of FHLB advances	(122,426)	(202,279)
Repayment of other borrowings	(379)	(418)
Redemption of preferred stock	(7,231)	-
Cash dividends paid	(1,489)	(1,561)
Other financing activities	377	324
Net cash provided by (used in) financing activities	(16,231)	38,381

Net Change in Cash and Cash Equivalents	106	(31,633)

Cash and Cash Equivalents, Beginning of Period	32,778	55,223

Cash and Cash Equivalents, End of Period	$32,884	$23,590

Additional Cash Flows Information
Interest paid	$5,825	$7,845
Income tax paid	1,800	-
Transfers from loans to foreclosed real estate	788	3,617
Mortgage servicing rights capitalized	259	114

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for year ended December 31, 2012, filed with the Securities and Exchange Commission on March 22, 2013.

The interim consolidated financial statements at June 30, 2013, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2012 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings per share

Earnings per share were computed as follows:

	Three Months Ended June 30,
	2013			2012
		Weighted-			Weighted-
	Net	Average	Per-Share	Net	Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings Per Share
Net income	$2,112	7,073,792		$1,644	6,933,255
Dividends and accretion on preferred stock	(278)			(362)
Income available to common stockholders	1,834	7,073,792	$0.26	1,282	6,933,255	$0.18
Effect of Dilutive securities
Stock options and RRP grants		182,248			55,624
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$1,834	7,256,040	$0.25	$1,282	6,988,879	$0.18

	Six Months Ended June 30,
	2013			2012
		Weighted-			Weighted-
	Net	Average	Per-Share	Net	Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings Per Share
Net income	$4,088	7,041,139		$3,070	6,933,255
Dividends and accretion on preferred stock	(640)			(723)
Income available to common stockholders	3,448	7,041,139	$0.49	2,347	6,933,255	$0.34
Effect of Dilutive securities
Stock options and RRP grants		170,087			83,738
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$3,448	7,211,226	$0.48	$2,347	7,016,993	$0.33

Options to purchase 82,000 and 266,185 shares of common stock were outstanding at June 30, 2013 and 2012, respectively, but were not included in the computation of diluted EPS above, because the average exercise price of the options was greater than the average market price of the common shares.

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

Note 4: Investments

The amortized cost and approximate fair values of securities as of June 30, 2013 and December 31, 2012 are as follows.

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale Securities
Mortgage-backed securities
Government sponsored agencies	$113,687	$2,112	$(1,090)	$114,709
Collateralized mortgage obligations
Government sponsored agencies	120,710	2,185	(1,081)	121,814
Federal agencies	5,000	-	(198)	4,802
Municipals	10,556	81	(135)	10,502
Small Business Administration	6	-	-	6
Corporate obligations	28,902	194	(3,825)	25,271
Total	$278,861	$4,572	$(6,329)	$277,104

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale Securities
Mortgage-backed securities
Government sponsored agencies	$121,260	$5,115	$-	$126,375
Collateralized mortgage obligations
Government sponsored agencies	114,782	3,463	(10)	118,235
Federal agencies	13,000	8	(2)	13,006
Municipals	3,129	208	(16)	3,264
Small Business Administration	8	-	-	8
Corporate obligations	27,488	431	(4,269)	20,309
Total	$276,326	$9,168	$(4,297)	$281,197

The amortized cost and fair value of available-for-sale securities at June 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
Description Securities	Cost	Value
Security obligations due
One to five years	$13,930	$14,054
Five to ten years	15,221	14,985
After ten years	15,307	11,536
	44,458	40,575
Mortgage-backed securities	113,687	114,709
Collateralized mortgage obligations	120,710	121,814
Small Business Administration	6	6
Totals	$278,861	277,104

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $2.5 million at June 30, 2013.

Gross gains of $445,000 and $480,000 on proceeds from sales of securities of $31.5 million and $13.2 million were realized for the six months ended June 30, 2013 and 2012, respectively.  Losses recognized on the sale of securities for the six months ended June 30, 2013 and 2012 were $63,000 and $0, respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2013, was $129.9 million, a increase from $13.3 million at December 31, 2012, which is approximately 47% and 9%, respectively, of the Bank's portfolio.

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

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
Mortgage-backed securities
Government sponsored agencies	$51,834	$(1,090)	$-	$-	$51,834	$(1,090)
Collateralized mortgage obligations
Government sponsored agencies	45,629	(1,081)	-	-	45,629	(1,081)
Federal agencies	4,802	(198)	-	-	4,802	(198)
Municipals	6,060	(104)	742	(31)	6,802	(135)
Corporate obligations	17,847	(80)	3,000	(3,745)	20,847	(3,825)
Total temporarily impaired securities	$126,172	$(2,553)	$3,742	$(3,776)	$129,914	$(6,329)

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
Mortgage-backed securities
Government sponsored agencies	$4,962	$(10)	$-	$-	$5,076	$(10)
Federal Agencies	4,998	(2)			4,998	(2)
Municipals	874	(16)	-	-	874	(16)
Corporate obligations	-	-	2,475	(4,269)	2,475	(4,269)
Total temporarily impaired securities	$10,834	$(28)	$2,475	$(4,269)	$13,309	$(4,297)

Mortgage-Backed Securities (MBS), Collateralized Mortgage Obligations (CMO) and Federal Agencies

The increase in unrealized losses on the Company’s investment in MBSs and CMOs and the increase in the amount of such investments subject to unrealized losses were caused by interest rate changes.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

Municipals

The increase in unrealized losses on the Company’s investments in securities of state and political subdivisions and the increase in the amount of such investments subject to unrealized losses were caused by changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  The Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.  The Corporation does not consider the investment securities to be other-than-temporarily impaired at June 30, 2013.

Corporate Obligations

The Company’s unrealized loss on investments in corporate obligations primarily relates to investments in pooled trust preferred securities. The increase in investments subject to unrealized losses less than 12 months were caused by interest rate changes. The unrealized losses were primarily caused by (a) a decrease in performance and regulatory capital at the underlying banks resulting from exposure to subprime mortgages and (b) a sector downgrade by several industry analysts. The Company currently expects some of the securities to settle at a price less than the amortized cost basis of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security). The Company has recognized a loss equal to the credit loss for these securities, establishing a new, and lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell the investments and it is likely the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investments to be other-than-temporarily impaired at June 30, 2013.

Mutual evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis. During the quarter ended June 30, 2013, the Bank’s evaluation indicated that there was no other-than-temporary impairment of securities. Impairment on securities is determined after analyzing the estimated cash flows to be received, underlying collateral and determining the amount of additional losses needed in the individual pools to create a shortfall in interest or principal payments. All trust preferred securities were valued using a discounted cash flow analysis as of June 30, 2013.

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

Pooled Trust Preferred Securities

At June 30, 2013, MutualFirst had an amortized cost in pooled trust preferred securities of $6.7 million, which had an original par value of $8.0 million.  These securities had a fair value of $3.0 million at June 30, 2013.  The following table provides additional information related to the Bank’s investment in trust preferred securities as of June 30, 2013:

Deal	Class	Original Par	Book Value	Fair Value	Unrealized Loss	Recognized Losses 2013	Lowest Rating	Number of Banks/Insurance Companies Currently Performing	Actual Deferrals/Defaults (as % of original collateral)	Total Projected Defaults (as a % of performing collateral)[a]	Excess Subordination (after taking into account best estimate of future deferrals/defaults)[b]

Alesco Preferred Funding IX	A2A	$1,000	$905	$439	$466	$-	CCC-	41	16.04%	15.02%	48.07%
Preferred Term Securities XIII	B1	1,000	822	382	440	-	Ca	44	25.56%	20.84%	5.30%
Preferred Term Securities XVIII	C	1,000	917	277	640	-	Ca	48	28.69%	14.93%	1.40%
Preferred Term Securities XXVII	C1	1,000	710	252	458	-	Ca	32	25.08%	18.83%	5.99%
U.S. Capital Funding I	B1	3,000	2,891	1,412	1,479	-	Caa1	29	12.92%	9.79%	4.52%
U.S. Capital Funding III	B1	1,000	500	238	262	-	Ca	28	21.94%	14.74%	0.00%

Total		$8,000	$6,745	$3,000	$3,745	$-

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

	Accumulated Credit Losses Three Months Ended June 30,
	2013	2012
Credit losses on debt securities held
Beginning of period	$1,205	$1,205
Reductions related to actual losses incurred	-	-

As of June 30,	$1,205	$1,205

	Accumulated Credit Losses Six Months Ended June 30,
	2013	2012
Credit losses on debt securities held
Beginning of year	$1,205	$3,567
Reductions related to actual losses incurred	-	(2,362)

As of June 30,	$1,205	$1,205

Note 5: Accumulated Other Comprehensive Income

The following table represents the components of accumulated other comprehensive income:

	June 30,	December 31,
	2013	2012
Net unrealized gain on securities available-for-sale	$1,522	$8,616
Net unrealized loss on securities available-for-sale for which a portion of other-than-temporary impairment has been recognized in income	(3,279)	(3,745)
Net unrealized loss on derivative used for cash flow hedges	(325)	(416)
Net unrealized loss relating to defined benefit plan liability	(49)	(49)
	(2,131)	4,406
Tax (expense) benefit	673	(1,603)

Net-of-tax amount	$(1,458)	$2,803

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

The following table presents the fair value measurement of assets measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy used for such fair value measurements:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2013
Mortgage-backed securities
Government sponsored agencies	$114,709	$-	$114,709	$-
Collateralized mortgage obligations
Government sponsored agencies	121,814	-	121,814	-
Federal agencies	4,802	-	4,802	-
Municipals	10,502	-	10,502	-
Small Business Administration	6	-	6	-
Corporate obligations	25,271	-	22,271	3,000
Available-for-sale securities	$277,104	$-	$274,104	$3,000

December 31, 2012
Mortgage-backed securities
Government sponsored agencies	$126,375	$-	$126,375	$-
Collateralized mortgage obligations
Government sponsored agencies	118,235	-	118,235	-
Federal agencies	13,006	-	13,006	-
Municipals	3,264	-	3,264	-
Small Business Administration	8	-	8	-
Corporate obligations	20,309	-	17,834	2,475
Available-for-sale securities	$281,197	$-	$278,772	$2,475

The following is a reconciliation of the beginning and ending balances for the three months ended June 30, 2013 and 2012 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	2013	2012

Beginning balance	$2,464	$2,465

Total realized and unrealized gains and losses
Included in net income	-	-
Included in other comprehensive loss	536	(201)
Purchases, issuances and settlements	-	-

Ending balance	$3,000	$2,264

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$-	$-

The following is a reconciliation of the beginning and ending balances for the six months ended June 30, 2013 and 2012 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	2013	2012

Beginning balance	$2,475	$2,454

Total realized and unrealized gains and losses
Included in net income	-	-
Included in other comprehensive loss	525	(178)
Purchases, issuances and settlements	-	(12)

Ending balance	$3,000	$2,264

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$-	$-

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

The estimated fair value of other real estate owned is based on current appraisal, less discount to reflect realizable value and estimated cost to sell.  Other real estate owned is classified within Level 3 of the fair value hierarchy.  Appraisals of other real estate owned are obtained when the real estate is acquired and subsequently as deemed necessary by the asset classification committee.  The Risk Management division reviews the appraisals for accuracy and consistency.  Appraisals are selected from the list of approved appraisers maintained by the Board.  The reductions in fair value of other real estate owned was $46,000 and $413,000 for the six months ended June 30, 2013 and 2012, respectively. The changes were recorded as adjustments to current earnings through other real estate owned related expenses.

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2013
Impaired loans (collateral dependent)	$1,880	$-	$-	$1,880
Foreclosed real estate	227	-	-	227
Mortgage-servicing rights	1,938	-	-	1,938

December 31, 2012
Impaired loans (collateral dependent)	$8,032	$-	$-	$8,032
Foreclosed real estate	355	-	-	355
Mortgage-servicing rights	1,731	-	-	1,731

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

June 30, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$3,000	Discounted cash flow	Discount rate Constant prepayment rate Cumulative projected prepayments Probability of default Projected cures given deferral Loss severity	9.0% - 16.0% 2.0% 40.0% 1.6% - 2.4% 0.0% - 15.0% 51.5% - 76.2%
Impaired loans (collateral dependent)	$1,880	Third party valuations	Discount to reflect realizable value	0% - 40%
Foreclosed real estate	$227	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 25%
Mortgage servicing rights	$1,938	Third party valuations	Prepayment speeds Discount rates Servicing fee	125%- 700% 10.1% 0.35%

December 31, 2012	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,475	Discounted cash flow	Discount rate Constant prepayment rate Cumulative projected prepayments Probability of default Projected cures given deferral Loss severity	9.0% - 17.0% 2.0% 40.0% 1.5%- 2.2% 0%- 15.0% 58.0% – 79.4%
Impaired loans (collateral dependent)	$8,032	Third party valuations	Discount to reflect realizable value	0%- 40%
Foreclosed real estate	$355	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%- 25%
Mortgage servicing rights	$1,731	Third party valuations	Prepayment speeds Discount rates Servicing fee	100%- 700% 10.1% 0.25%

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated condensed balance sheets as of dates noted below are as follows:

		Fair Value Measurements Using
June 30, 2013	Carrying Amount	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$32,884	$32,884	$-	$-
Loans held for sale	8,312	-	8,590	-
Loans	958,552	-	-	974,529
FHLB stock	14,391	-	14,391	-
Interest receivable	3,533	-	3,533	-

Liabilities
Deposits	1,154,426	559,219	-	556,070
FHLB advances	96,749	-	95,096	-
Other borrowings	11,248	-	9,687	-
Interest payable	289	-	289	-

		Fair Value Measurements Using
December 31, 2012	Carrying Amount	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$32,778	$32,778	$—	$—
Loans held for sale	5,106	—	5,235	—
Loans, net	969,545	—	—	993,539
FHLB stock	14,391	—	14,391	—
Interest receivable	3,846	—	3,846	—

Liabilities
Deposits	1,184,009	606,066	—	589,759
FHLB advances	74,675	—	75,688	—
Other borrowings	11,606	—	12,648	—
Interest payable	236	—	236	—

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

Note 7: Loans

Categories of loans at June 30, 2013 and December 31, 2012 include:

	June 30,	December 31,
	2013	2012
Commercial
Real estate	$197,675	$203,613
Construction and development	15,115	17,462
Other	74,075	67,773
	286,865	288,848

Residential mortgage
One- to four- family	490,415	502,619

Consumer loans
Real estate	102,025	100,516
Auto	15,277	15,572
Boat/RVs	77,559	76,416
Other	5,972	6,598
	200,833	199,102
Total loans	978,113	990,569

Undisbursed loans in process	(6,291)	(7,418)
Unamortized deferred loan costs, net	2,431	2,432
Allowance for loan losses	(15,701)	(16,038)
Net loans	$958,552	$969,545

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

Non-accrual loans, segregated by class of loans, as of June 30, 2013 and December 31, 2012 are as follows:

	June 30,	December 31,
	2013	2012
Commercial
Real estate	$2,571	$2,450
Construction and development	4,960	5,989
Other	1,452	1,315
Residential Mortgage	7,520	10,791
Consumer
Real estate	1,338	1,656
Auto	25	37
Boat/RV	713	1,076
Other	68	96

	$18,647	$23,410

An age analysis of Company’s past due loans, segregated by class of loans, as of June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Commercial
Real estate	$1,897	$144	$2,499	$4,540	$193,135	$197,675	$-
Construction and development	245	-	4,346	4,591	10,524	15,115	-
Other	911	140	800	1,851	72,224	74,075	-
Residential Mortgage	7,394	1,608	7,074	16,076	474,339	490,415	236
Consumer
Real estate	682	92	951	1,725	100,300	102,025	-
Auto	25	-	4	29	15,248	15,277	-
Boat/RV	1,368	372	179	1,919	75,640	77,559	-
Other	175	8	54	237	5,735	5,972	-

	$12,697	$2,364	$15,907	$30,968	$947,145	$978,113	$236

	December 31, 2012
							Total Loans
			Greater			Total	> 90 Days
	30-59 Days	60-89 Days	Than 90	Total Past		Loans	and
	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
Commercial
Real Estate	$1,097	$992	$2,350	$4,439	$199,174	$203,613	$-
Construction and development	192	-	4,912	5,104	12,358	17,462	-
Other	259	223	735	1,217	66,556	67,773	-
Residential Mortgage	12,487	2,732	8,356	23,575	479,044	502,619	177
Consumer
Real estate	1,302	358	1,119	2,779	97,737	100,516	-
Auto	47	18	15	80	15,492	15,572	-
Boat/RV	1,508	756	497	2,761	73,655	76,416	-
Other	234	21	95	350	6,248	6,598	96

	$17,126	$5,100	$18,079	$40,305	$950,264	$990,569	$273

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

The following tables present impaired loans for the three and six month periods ended June 30, 2013 and 2012 and the year ended December 31, 2012.

	June 30, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans - Quarter	Average Investment in Impaired Loans - YTD	Interest Income Recognized - Quarter	Interest Income Recognized - YTD
Loans without a specific valuation allowance
Commercial
Real estate	$3,011	$4,075	$-	$3,503	$3,762	$29	$69
Construction and development	2,890	5,618	-	3,418	3,685	26	34
Other	916	1,216	-	926	942	5	8
Residential Mortgage	2,578	3,517	-	2,722	2,851	19	38

Loans with a specific valuation allowance
Commercial
Real estate	206	206	100	206	207	3	6
Construction and development	3,966	6,127	690	3,975	4,001	2	8
Other	434	634	235	534	660	3	9
Residential Mortgage	306	306	21	307	307	-	3

Total
Commercial
Real estate	$3,217	$4,281	$100	$3,709	$3,969	$32	$75
Construction and development	$6,856	$11,745	$690	$7,393	$7,686	$28	$42
Other	$1,350	$1,850	$235	$1,460	$1,602	$8	$17
Residential Mortgage	$2,884	$3,823	$21	$3,029	$3,158	$19	$41

	December 31, 2012
				Average
				Investment
		Unpaid		in	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without a specific valuation allowance
Commercial
Real estate	$5,341	$6,354	$-	$5,384	$248
Construction and development	3,632	7,078	-	4,884	30
Other	972	972	-	2,828	117
Residential Mortgage	2,583	3,522	-	3,755	58

Loans with a specific valuation allowance
Commercial
Real estate	208	947	100	211	12
Construction and development	4,639	5,157	959	5,230	78
Other	912	912	257	921	30
Residential Mortgage	834	834	57	654	-

Total
Commercial
Real estate	$5,549	$7,301	$100	$5,595	$260
Construction and development	$8,271	$12,235	$959	$10,114	$108
Other	$1,884	$1,884	$257	$3,749	$147
Residential Mortgage	$3,417	$4,356	$57	$4,409	$58

	June 30, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans - Quarter	Average Investment in Impaired Loans - YTD	Interest Income Recognized - Quarter	Interest Income Recognized - YTD
Loans without a specific valuation allowance
Commercial
Real estate	$5,005	$7,224	$-	$5,765	$6,165	$61	$109
Construction and development	3,082	5,992	-	3,755	4,531	17	33
Other	3,119	3,119	-	3,380	3,679	42	83
Residential Mortgage	3,267	4,355	-	3,579	4,179	20	51

Loans with a specific valuation allowance
Commercial
Real estate	518	518	43	259	173	-	-
Construction and development	6,509	7,050	1,296	6,684	6,742	16	27
Other	1,204	1,204	318	1,212	1,215	13	25
Residential Mortgage	531	531	36	532	534	-	-

Total
Commercial
Real estate	$5,523	$7,742	$43	$6,024	$6,338	$61	$109
Construction and development	$9,591	$13,042	$1,296	$10,439	$11,273	$33	$60
Other	$4,323	$4,323	$318	$4,592	$4,894	$55	$108
Residential Mortgage	$3,798	$4,886	$36	$4,111	$4,713	$20	$51

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

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2013 and December 31, 2012.

June 30, 2013
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real estate	Construction and Development	Other

Pass	$185,175	$7,663	$71,812
Special Mention	3,890	1,679	180
Substandard	8,610	5,773	1,476
Doubtful	-	-	607

Total	$197,675	$15,115	$74,075

Retail Credit Exposure Credit Risk Profile
	Mortgage	Consumer
	Residential	Real Estate	Auto	Boat/RV	Other

Pass	$478,150	$99,984	$15,267	$76,545	$5,842
Special Mention	1,824	-	-	-	-
Substandard	10,441	2,041	10	1,014	130

Total	$490,415	$102,025	$15,277	$77,559	$5,972

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2013 and 2012 and year ended December 31, 2012.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other segments.

	Three Months Ended June 30, 2013
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$9,873	$3,534	$2,584	$15,991
Provision charged to expense	471	184	(105)	550
Losses charged off	(731)	(59)	(180)	(970
Recoveries	20	3	107	130

Balance, end of period	$9,633	$3,662	$2,406	$15,701

	Six Months Ended June 30, 2013
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$9,908	$3,394	$2,736	$16,038
Provision charged to expense	671	684	145	1,500
Losses charged off	(968)	(442)	(660)	(2,070)
Recoveries	22	26	185	233

Balance, end of period	$9,633	$3,662	$2,406	$15,701

Ending balance:
Individually evaluated for impairment	$1,025	$21	$-	$1,046
Collectively evaluated for impairment	$8,608	$3,641	$2,406	$14,655

Loans:
Ending balance
Individually evaluated for impairment	$11,423	$2,884	$-	$14,307
Collectively evaluated for impairment	$275,442	$487,531	$200,833	$963,806

	Year Ended December 31, 2012
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$10,602	3,444	2,769	16,815
Provision charged to expense	3,213	1,612	1,200	6,025
Losses charged off	(4,493)	(1,901)	(1,608)	(8,002)
Recoveries	586	239	375	1,200
Balance, end of period	$9,908	3,394	2,736	16,038

Ending balance:
Individually evaluated for impairment	$1,316	57	-	1,373
Collectively evaluated for impairment	8,592	3,337	2,736	14,665
Total allowance for loan losses	$9,908	$3,394	$2,736	$16,038

Loans:
Ending balance
Individually evaluated for impairment	$15,704	3,417	-	19,121
Collectively evaluated for impairment	273,144	499,202	199,102	971,448
Total loans	$288,848	$502,619	$199,102	$990,569

	Three Months Ended June 30, 2012
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$10,244	$3,471	$2,919	$16,634
Provision charged to expense	1,035	625	190	1,850
Losses charged off	(1,649)	(706)	(561)	(2,916)
Recoveries	374	2	59	435

Balance, end of period	$10,004	$3,392	$2,607	$16,003

	Six Months Ended June 30, 2012
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$10,602	$3,444	$2,769	$16,815
Provision charged to expense	1,425	1,091	684	3,200
Losses charged off	(2,550)	(1,147)	(1,086)	(4,783)
Recoveries	527	4	240	771

Balance, end of period	$10,004	$3,392	$2,607	$16,003

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

Information on non-performing assets, excluding performing restructured loans, is provided below:

	June 30,
	2013	2012
Non-performing assets
Non-accrual loans	$18,647	$24,575
Accruing loans 90 days + past due	236	290
Total non-performing loans	18,883	24,865
Foreclosed real estate	5,603	7,364
Other repossessed assets	456	601
Total non-performing assets	$24,942	$32,830

Troubled Debt Restructurings

Included in certain loan categories of impaired loans are loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced financial difficulties.  These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances.

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

The following tables provide detail regarding troubled debts restructured for the last three and six month periods ended June 30, 2013 and 2012.

Three Months Ended June 30, 2013
		Pre- Modification	Post- Modification
		Outstanding	Outstanding
	No. of Loans	Recorded Balance	Recorded Balance
Commercial
Real estate	1	$1,290	$1,284
Other	1	113	112
Residential Mortgage	4	185	193
Consumer
Real estate	16	518	524
Boat/RV	3	97	96

Three Months Ended June 30, 2012
		Pre- Modification	Post- Modification
		Outstanding	Outstanding
	No. of Loans	Recorded Balance	Recorded Balance
Commercial
Real estate	2	$518	$678
Other	2	119	181
Residential Mortgage	10	1,008	1,110
Consumer
Real estate	3	66	67
Auto	1	8	8
Boat/RV	2	48	48
Other	2	15	14

Six Months Ended June 30, 2013
		Pre- Modification	Post- Modification
		Outstanding	Outstanding
	No. of Loans	Recorded Balance	Recorded Balance
Commercial
Real estate	2	$518	$678
Other	2	119	181
Residential Mortgage	10	1,008	1,110
Consumer
Real estate	3	66	67
Auto	1	8	8
Boat/RV	2	48	48
Other	2	15	14

Six Months Ended June 30, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	No. of Loans	Recorded Balance	Recorded Balance
Commercial
Real estate	3	$921	$1,081
Other	3	216	277
Residential Mortgage	19	1,846	1,972
Consumer
Real estate	10	391	393
Auto	1	8	8
Boat/RV	3	58	58
Other	2	16	15

The impact to the allowance for loan losses due to these modifications was insignificant.

Newly restructured loans by types are as follows:

	Three Months Ended June 30, 2013
	Interest Only	Term	Combination	Total Modification
Commercial
Real estate	$-	$-	$1,284	$1.284
Other	-	112	-	112
Residential Mortgage	-	-	193	193
Consumer
Real estate	250	81	193	524
Boat/RV	-	91	5	96

	Three Months Ended June 30, 2012
	Interest Only	Term	Combination	Total Modification
Commercial
Real estate	$-	$-	$678	$678
Other	-	181	-	181
Residential Mortgage	-	71	1,039	1,110
Consumer
Real estate	-	22	45	67
Auto	-	8	-	8
Boat/RV	-	48	-	48
Other	-	8	6	14

Six Months Ended June 30, 2013
	Interest Only	Term	Combination	Total Modification
Commercial
Real estate	$-	$-	$1,334	$1,334
Other	-	200	635	835
Residential Mortgage	-	-	1,250	1,250
Consumer
Real estate	250	294	209	753
Auto	-	4	18	22
Boat/RV	-	121	5	126
Other	-	-	11	11

Six Months Ended June 30, 2012
	Interest Only	Term	Combination	Total Modification
Commercial
Real estate	$-	$403	$678	$1,081
Other	-	97	80	277
Residential Mortgage	320	133	1,408	1,861
Consumer
Real estate	-	335	58	393
Auto	-	7	-	7
Boat/RV	-	58	-	58
Other	-	8	7	15

The following table provides detail regarding troubled debts restructured in the last twelve months that have defaulted in the six months ended June 30, 2013. We had not defaults of any loans modified as troubled debt restructurings made for the three months ended June 30, 2013.

Six Months Ended March 31, 2013
		Post- Modification
		Outstanding
	No. of Loans	Recorded Balance
Commercial
Real estate	1	$518
Other	1	109

We had no defaults of any loans modified as troubled debt restructurings made for the three and six months ended June 30, 2012. Default is defined as any loan that becomes more than 90 days past due.

Note 8: Borrowings

Other borrowings decreased $358,000 in the first half of 2013.  These other borrowings consisted of a note from First Tennessee Bank, N.A. of $7.2 million and a subordinated debenture of $4.0 million.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Significant Events in the Three and Six Months Ended June 30, 2013

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

Second Quarter Highlights. At June 30, 2013, we had $1.4 billion in assets, $958.6 million in loans and $131.2 million in stockholders’ equity. The Bank’s total risk-based capital ratio at June 30, 2013 was 14.88%, exceeding the 10.00% requirement for a well-capitalized institution. The ratio of tangible common equity was 7.65% as of June 30, 2013, a decrease from 7.62% at December 31, 2012 and remaining consistent compared to June 30, 2012. For the quarter ended June 30, 2013, net income available to common shareholders totaled $1.8 million, or $.26 per basic and $.25 per diluted share, compared with net income of $1.3 million available to common shareholders, or $.18 per basic and diluted share for the quarter ended June 30, 2012.

Key aspects of our operations in the second quarter of 2013 include the following:

•	Redeemed $7.2 million of preferred stock held by the United States Treasury as part of the Small Business Lending Fund.
•	Gross loan balances increased by $2.4 million in the second quarter of 2013.
•	Deposits decreased $13.3 million in the second quarter of 2013.
•	Asset quality continues to improve as non-performing loans to total loans were 1.94% as of June 30, 2013 compared to 2.54% as of March 31, 2013 and non-performing assets to total assets were 1.77% as of June 30, 2013 compared to 2.25% as of March 31, 2013.
•	Classified loans decreased approximately 17% in the second quarter of 2013 and 24% since December 31, 2012.

•	Foreclosed real estate decreased $833,000 compared to March 31, 2013 and $1.3 million compared to December 31, 2012.
•	Net charge offs on an annualized basis were .34% in the second quarter 2013 compared to .41% in the first quarter of 2013.
•	Tangible common equity to total assets is 7.65% and tangible book value per share is $15.14 as of June 30, 2013.
•	Net interest margin was 3.10% for the second quarter 2013 compared to 3.07% in the first quarter 2013.

The Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, contains a summary of our management strategy. The financial highlights of our strategy during the quarter include: decreasing non-performing assets to total assets from 2.21% at year-end 2012 to 1.77% at the end of the quarter.

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

Financial Condition

General. Total assets at June 30, 2013 were $1.4 billion a decrease of $14.2 million since December 31, 2012, primarily as a result of a 1.1% decrease in gross loans, excluding loans held for sale. The decrease in the gross loan portfolio was primarily due to a decline in one-to four- family mortgage loans of $12.2 million and a decline in our commercial portfolio of $2.0 million, partially offset by an increase in consumer loans of $1.7 million. Average interest-earning assets decreased $35.5 million or 2.7% to $1.30 billion at June 30, 2013 from $1.33 billion at December 31, 2012, reflecting a decrease in average investments. Average interest-bearing liabilities decreased by $46.9 million or 4.0% to $1.12 billion at June 30, 2013, from $1.17 billion at December 31, 2012, reflecting a decrease in average term deposits and borrowings. Stockholders’ equity increased by $8.3 million or 6.0% during the six months ended June 30, 2013.

Loans. Our gross loan portfolio, excluding loans held for sale, decreased $12.5 million or 1.3% to $978.1 million at June 30, 2013 from $990.6 million at December 31, 2012.

The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during the quarter:

	At
	June 30, 2013	December 31, 2012	Amount Change	Percent Change

Commercial Loans:
Real estate	$197,675	$203,613	$(5,938)	(2.9)%
Construction and Development	15,115	17,462	(2,347)	(13.4)
Other	74,075	67,773	6,302	9.3
Total Commercial	286,865	288,848	(1,983)	(0.7)

Residential mortgages	490,415	502,619	(12,204)	(2.4)

Consumer Loans:
Real estate	102,025	100,516	1,509	1.5
Auto	15,277	15,572	(295)	(1.9)
Boat/RV	77,559	76,416	1,143	1.5
Other	5,972	6,598	(626)	(9.5)
Total Consumer	200,833	199,102	1,731	0.9
Total Loans	$978,113	$990,569	$(12,456)	(1.3)%

Although the Bank has an overall strategy to increase commercial and consumer loans, the strategy has been hindered by depressed economic conditions in Indiana as a result of the recent recession. Due to increased unemployment and decreased real estate values, loan demand, especially for business loans, has remained sluggish. We are seeking opportunities to refinance sound commercial borrowers from other financial institutions. Although there has been a decrease in gross loans since year-end December 31, 2012, we have seen growth in consumer lending during the second quarter 2013 as consumer loans increased by $3.8 million, which was partially offset by a decline in commercial loans of $500,000. The Bank often sells 30-year and 15-year fixed-rate mortgage loans which helps reduce risk. This has also contributed to the reduction in our residential mortgage loan portfolio.

Delinquencies and Non-performing Assets. As of June 30, 2013, our total loans delinquent 30-to-89 days were $15.1 million or 1.5% of total loans compared to $22.2 million or 2.2% at December 31, 2012.

At June 30, 2013, our non-performing assets totaled $24.9 million or 1.77% of total assets, compared to $31.4 million or 2.21% of total assets at December 31, 2012. This $6.4 million, or 20.5% decrease was the result of a decrease of non-performing mortgage and consumer loans. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.

	At
	June 30, 2013	December 31, 2012	Amount Change	Percent Change

Non-accruing loans	$18,647	$23,410	$(4,763)	(20.3)%
Accruing loans delinquent 90 days or more	236	273	(37)	(13.6)
Foreclosed assets	6,059	7,700	(1,641)	(21.3)
Total	$24,942	$31,383	$(6,441)	(20.5)%

The Bank is diligently monitoring and writing down loans that appear to have irreversible weakness. In addition to the decrease in total non-performing assets, the Company has seen significant recent improvement in total classified assets. Total classified assets decreased 23.9% from $56.4 million at December 31, 2012 to $42.9 million at June 30, 2013. The Bank works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral, when necessary.

At June 30, 2013, foreclosed commercial real estate totaled $1.3 million and consisted of 8 commercial buildings in our existing lending footprint. In addition, 32 residential properties with a book value of $4.3 million remained as foreclosed assets at June 30, 2013. Of the total foreclosed assets, one property held in real estate owned totaled $2.4 million. At June 30, 2013, the Bank had $456,000 in other repossessed assets. During the first half of 2013, non-accruing loans decreased by $4.8 million. Management continues to monitor these loans aggressively and it is management’s opinion that the non-accruing loans are sufficiently reserved as of June 30, 2013.

Allowance For Loan Loss. Allowance for loan losses decreased $302,000 to $15.7 million at June 30, 2013 when compared to June 30, 2012 as reflected below.

	At and For the Six Months Ended June 30,
	2013	2012

Balance at beginning of period	$16,038	$16,815
Charge-offs	2,070	4,823
Recoveries	233	811
Net charge-offs	1,837	4,012
Provisions charged to operations	1,500	3,200
Balance at end of period	$15,701	$16,003

Ratio of net charge-offs during the period to average loans outstanding during the period	0.37%	0.86%

Allowance as a percentage of non-performing loans	83.15%	64.36%
Allowance as a percentage of total loans (end of period)	1.61%	1.68%

Net charge offs for the six months ended June 30, 2013 were $1.8 million, or 0.37% of average loans on an annualized basis, compared to $4.0 million, or 0.76% of average loans for the same period of 2012. The decrease was due to what management believes is a stabilization of the loan portfolio. As of June 30, 2013, the allowance for loan losses as a percentage of loans receivable and non-performing loans was 1.61% and 83.15%, respectively, compared to 1.63% and 67.72% respectively, at December 31, 2012. Allowance for loan losses as a percentage of loans receivable decreased due to a decrease in the allowance for loan loss of $302,000 since year-end. Allowance for loan losses as a percentage of non-performing loans increased due to the decrease in non-performing loans of $4.8 million in the first six months of 2013.

Deposits. Total deposits decreased $29.6 million in the first half of 2013. The decrease in deposits has been primarily in certificates of deposit which decreased $28.0 million while core transactional deposits decreased $1.6 million in the first half of 2013. Core transactional deposits increased to 52% of the Bank’s total deposits as of June 30, 2013 compared to 51% as of December 31, 2012.

	At
	June 30, 2013		December 31, 2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Type of Account
Non-interest Checking	$137,974	0.00%	$138,269	0.00%
Interest-bearing NOW	254,301	0.27	259,220	0.27
Savings	114,534	0.01	110,211	0.01
Money Market	97,701	0.26	98,366	0.23
Certificates of Deposit	549,916	1.65	577,943	1.66
Total	$1,154,426	0.85%	$1,184,009	0.89%

Borrowings. Total borrowings increased $21.7 million, or 25.2%, to $108.0 million at June 30, 2013 primarily due to a $22.1 million increase in FHLB advances to $96.7 million at the end of the quarter. The increase in advances was necessary to meet current loan demand. Other borrowings, consisting of a bank loan and a subordinated debenture, decreased $358,000 to $11.6 million at June 30, 2013 due to regular loan payments.

On January 4, 2013, the Company refinanced the $7.6 million term loan with First Tennessee Bank, N.A.. The loan bears a 3.915% fixed interest rate, has a term expiring in December 2017 and is secured by Bank stock. The balance of that loan was $7.2 million at June 30, 2013.

The Company assumed $5.0 million in debentures as the result of an acquisition of MFB Corp. in 2008. In 2005, MFB Corp. had formed MFBC Statutory Trust (MFBC), as a wholly owned business trust, to sell trust preferred securities. The proceeds from the sale of these trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from the acquired company. The junior subordinated debentures are the sole assets of MFBC and are fully and unconditionally guaranteed by the Company. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The securities bore a fixed rate of interest of 6.22% for the first five years, and the rate resets quarterly at the prevailing three-month LIBOR rate plus 170 basis points. In 2009, the Company entered into a forward interest rate swap that fixed the variable rate portion for five years at 5.15%. The Company may redeem the trust preferred securities, in whole or in part, without penalty, on or after September 15, 2010. These securities mature on September 15, 2035. The net balance of the note as of June 30, 2013 was $4.0 million due to the fair value adjustment of the note made at the time of the acquisition.

Stockholders’ Equity. Stockholders’ equity was $131.2 million at June 30, 2013, a decrease of $8.3 million from December 31, 2012. The decrease was due primarily to redemption of $7.2 million of preferred stock held by the United States Treasury as part of the Small Business Lending Fund, a decline in other comprehensive income of $4.3 million primarily due to changes in market rates and a reduction in unrealized gains on the investment portfolio. Other declines resulted from dividend payments of $849,000 to common shareholders and $633,000 to preferred shareholders. These declines were partially offset by net income of $4.1 million. The Company’s tangible book value per share as of June 30, 2013 decreased to $15.14 compared to $15.33 as of December 31, 2012 and its tangible common equity ratio increased to 7.65% as of June 30, 2013 compared to 7.62% as of December 31, 2012. MFSF and the Bank’s risk-based capital ratios were well in excess of “well-capitalized” levels as defined by all regulatory standards as of June 30, 2013.

Comparison of Results of Operations for the Three Months Ended June 30, 2013 and 2012

General. Net income available to common shareholders for the three months ended June 30, 2013 was $1.8 million or $0.26 per basic and $0.25 per diluted earnings per common share compared to net income of $1.3 million or $0.18 basic and diluted earnings per common share for the three months ended June 30, 2012. The primary reasons for this increase was an increase in net servicing fees of $456,000 due to a recovery of the valuation allowance on mortgage servicing rights as we have continued to see an increase in market rates and a reduction in the provision for loan loss of $1.3 million compared to the same period last year. Annualized return on assets was 0.60% and return on average tangible common equity was 6.59% for the quarter ended June 30, 2013 compared to 0.45% and 4.97% respectively, for the same period last year.

Interest Income. Total interest income decreased $1.2 million, or 8.7%, to $12.9 million during the three months ended June 30, 2013 from $14.1 million during the three months ended June 30, 2012. Although the net interest margin was consistent at June 30, 2013 and 2012 at 3.10%, the decline in the total interest income was due to a decrease in average earning assets of $44.5 million. Interest income on loans in the second quarter of 2013 was $11.0 million compared to $11.6 million for same period in 2012, reflecting a 36 basis point decrease in the weighted average yield on loans for the three months ended June 30, 2013 to 4.53%. Interest income on investment securities for the second quarter 2013 was $1.8 million compared to $2.5 million for the same period in 2012, reflecting a $66.7 million decrease in our average investment securities portfolio to $277.1 million as of June 30, 2013. Average investments decreased during this time period in part due to the sale of investments to prepay Federal Home Loan Bank advances in the fourth quarter of 2012.

Interest Expense. Interest expense decreased $893,000, or 23.8%, to $2.9 million during the three months ended June 30, 2013 compared to $3.8 million during the three months ended June 30, 2012. The primary reason for this decrease was a decline of 25 basis points in the average cost of interest-bearing liabilities from 1.27% in the 2012 period to 1.03% in the 2013 period, which was primarily due to continued re-pricing of deposit accounts and reduction of higher rate FHLB advances. Interest expense on deposits decreased $546,000, due to a 17 basis point decline in average rates. Interest expense on borrowings decreased $347,000 as a result of a 77 basis point decline in average rates.

Net Interest Income. Net interest income before the provision for loan losses decreased $330,000 for the quarter ended June 30, 2013 compared to the same period in 2012. The decrease was a result of a $44.5 million decline in average earning assets, while the net interest margin remained at 3.10%. The decline in average earning assets was primarily due to a decline of $71.2 million in the investment portfolio, partially offset by a $22.2 million increase in the loan portfolio. On a linked quarter basis, net interest income before the provision for loan losses increased $42,000 as net interest margin increased by 3 basis points, partially offset by a decline of $9.6 million in average earning assets. For more information on our asset/liability management, especially as it relates to interest rate risk, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk” on Form 10-K for the period ended December 31, 2012.

Provision for Loan Losses. The provision for loan losses for the second quarter of 2013 decreased to $550,000 compared to $1.9 million during last year’s comparable period. The decrease was due to management’s ongoing evaluation of the adequacy of the allowance for loan losses, which was partially attributable to decreased net charge offs of $840,000, or .34% of loans on an annualized basis in the second quarter of 2013 compared to charge offs of $2.5 million, or 1.04% of loans on an annualized basis in the second quarter of 2012. Non-performing loans to total loans at June 30, 2013 was 1.94% compared to 2.61% at June 30, 2012. Non-performing assets to total assets were 1.77% at June 30, 2013 compared to 2.23% at June 30, 2012.

Other Income. Other (non-interest) income decreased by $245,000 to $3.5 million in the second quarter of 2013 compared to $3.7 million in the same period in 2012.

	Three Months Ended		Amount	Percent
Non-Interest Income	6/30/2013	6/30/2012	Change	Change

Service fee income	$1,364	$1,752	$(388)	(22.1)%
Net realized gain on sale of securities	43	283	(240)	(84.8)
Equity in losses of limited partnerships	(128)	(128)	-	-
Commissions	1,174	1,036	138	13.3
Net gains on sales of loans	134	715	(581)	(81.3)
Net servicing fees (costs)	435	(142)	577	406.3
Increase in cash surrender value of life insurance	304	336	(32)	(9.5)
Loss on sale of other real estate and repossessed assets	37	(160)	197	123.1
Other income	97	13	84	646.2

Total Non-Interest Income	$3,460	$3,705	$(245)	(6.6)%

Decreases in non-interest income include declines in service fee income on deposit accounts which is primarily due to declining overdraft income, and in net gain on sale of investments due to decreased sale activity. Gain on loan sales declined primarily due to loans held for sale at quarter end being valued for less than par as market rates increased late in the quarter. This decline was offset by a recovery of the valuation in mortgage servicing rights of $456,000 due to the increase in market rates. An increase in gain on sale of other real estate and repossessed assets also offset declines in non-interest income for the quarter as activity on foreclosed assets has continued to be strong and current real estate values are improving. On a linked quarter basis, non-interest income decreased $179,000, primarily due to decreased gain on sale of investments, service charge income and gain on loan sales, partially offset by increased commission income and servicing gain on serviced mortgage loans.

Other Expense. Other (non-interest) expense decreased by $31,000 to $9.90 million in the second quarter of 2013 compared to $9.93 million in the same period in 2012.

	Three Months Ended		Amount	Percent
Non-Interest Expense	6/30/2013	6/30/2012	Change	Change

Salaries and employee benefits	$5,532	$5,293	$239	4.5%
Net occupancy expenses	534	527	7	1.3
Equipment expenses	457	493	(36)	(7.3)
Data processing fees	371	387	(16)	(4.1)
Automated teller machine	270	257	13	5.1
Deposit insurance	316	314	2	0.6
Professional fees	319	426	(107)	(25.1)
Advertising and promotion	438	372	66	17.7
Software subscriptions and publications	311	395	(84)	(21.3)
Intangible amortization	211	255	(44)	(17.3)
Other real estate and repossessed assets	176	281	(105)	(37.4)
Other expenses	967	933	34	3.6

Total Non-Interest Expense	$9,902	$9,933	$(31)	(0.3)%

Professional fees and real estate expenses have declined as asset quality continues to improve. Other declines in expenses were related to software subscriptions and maintenance and core deposit intangible amortization. These declines were mainly offset by an increase in salaries and benefits primarily due to increased benefit expense and in marketing expense. On a linked quarter basis, non-interest expense decreased $11,000 primarily due to decreased occupancy and equipment expense of $140,000 and software subscriptions and maintenance of $58,000, partially offset by increases in marketing of $169,000.

Income Tax Expense. Income tax expense for the quarter ended June 30, 2013 increased $288,000 compared to the same period in 2012 because of increased earnings. The Company’s effective tax rate increased to 30.3% in the 2013 period from 27.6% in the 2012 period because of increased net income and decreased low income housing credits as a percentage of net income.

Comparison of Results of Operations for the Six Months Ended June 30, 2013 and 2012

General. Net income available to common stockholders for the six months ended June 30, 2013 was $3.4 million or $0.49 basic and $0.48 diluted earnings per common share compared to net income of $2.3 million or $0.34 basic and $0.33 diluted earnings per common share for the six months ended June 30, 2012. The primary reason for this increase was a decrease in provision for loan loss due to stabilization of the loan portfolio. Our return on assets and on average tangible equity on an annualized basis were 0.58% and 6.27%, respectively in the 2013 period compared to 0.43% and 4.58% in the 2012 period.

Interest Income. Total interest income decreased $2.2 million, or 7.9%, to $25.8 million during the six months ended June 30, 2013 from $28.0 million during the same period ended June 30, 2012, reflecting the decrease in our average yield on interest-earning assets by 26 basis points to 3.98% at June 30, 2013 compared to 4.24% at June 30, 2012 as national and local prevailing interest rates continued to decline and the mix of interest-earning assets shifted towards lower yielding investment securities. During the period, average earning assets have declined by $23.9 million. Interest income on loans in the first half of 2013 was $22.1 million compared to $23.2 million for same period in 2012, reflecting a 46 basis point decrease in the weighted average yield on loans for the six months ended June 30, 2013 to 4.50%. Interest income on investment securities for the first half of 2013 was $3.7 million compared to $4.8 million for the same period in 2012, reflecting a $67.2 million decrease in our average investment securities portfolio and a 77 basis point decrease in the weighted average yield on investments for the period.

Interest Expense. Interest expense decreased $2.0 million, or 25.7%, to $5.8 million during the six months ended June 30, 2013 compared to $7.8 million during the six months ended June 30, 2012. The primary reason for this decrease was a decline of 31 basis points on interest-bearing liabilities from 1.34% in 2012 to 1.03% in 2013, which was primarily due to continued re-pricing of deposit accounts and reduction of higher rate FHLB advances. Interest expense on deposits decreased $1.3 million, due to a 22 basis point decline in average rates. Interest expense on borrowings decreased $737,000 as a result of a 102 basis point decline in average rates and a $17.9 million decrease in average borrowings in the first half of 2013, as excess cash from deposits and proceeds from loan repayments was used to pay off maturing FHLB advances.

Net Interest Income. Net interest income before the provision for loan losses decreased $220,000 for the first half of 2013 compared to the same period in 2012. The decrease was a result of a $23.9 million decline in average earnings assets, partially offset by the net interest margin increasing from 3.06% in the first half of 2012 to 3.08% in the first half of 2013. For more information on our asset/liability management, especially as it relates to interest rate risk, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk” on Form 10-K for the period ended December 31, 2012

Provision for Loan Losses. The provision for loan losses for the first half of 2013 decreased to $1.5 million compared to $3.2 million during last year’s comparable period. The decrease was primarily due to a decline in net charge offs and improving asset quality. Non-performing loans to total loans at June 30, 2013 were 1.94% compared to 2.40% at December 31, 2012. This decrease in non-performing loans was primarily in one-to four-family mortgage and commercial real estate loans. Non-performing assets to total assets were 1.77% at June 30, 2013 compared to 2.21% at December 31, 2012.

Other Income. Other (non-interest) income increased by $464,000 to $7.1 million in the first half of 2013 compared to $6.6 million in the same period in 2012.

	Six Months Ended		Amount	Percent
Non-Interest Income	6/30/2013	6/30/2012	Change	Change

Service fee income	$2,935	$3,405	$(470)	(13.8)%
Net realized gain on sale of securities	382	480	(98)	(20.4)
Equity in losses of limited partnerships	(254)	(248)	(6)	(2.4)
Commissions	2,156	2,054	102	5.0
Net gains on sales of loans	569	847	(278)	(32.8)
Net servicing fees (costs)	407	(110)	517	104.3
Increase in cash surrender value of life insurance	621	677	(56)	(8.3)
(Gain) loss on sale of other real estate and repossessed assets	56	(553)	609	110.1
Other income	225	81	144	177.8

Total Non-Interest Income	$7,097	$6,633	$464	7.0%

The increase was primarily due to increased gains on sales of real estate owned and other repossessed assets and an increase in servicing fees on mortgage loans of $517,000 due to the recovery of the valuation allowance in mortgage servicing rights of $456,000 in the second quarter. These increases were offset by declines in service fee income on deposit accounts due to reasons mentioned above and in gain on sale of mortgage loans as the volume of loan sales has decreased compared to this period last year.

Other Expense. Other (non-interest) expense increased by $289,000 to $19.8 million in the first half of 2013 compared to $19.5 million in the same period in 2012.

	Six Months Ended		Amount	Percent
Non-Interest Expense	6/30/2013	6/30/2012	Change	Change

Salaries and employee benefits	$11,083	$10,637	$446	4.2%
Net occupancy expenses	1,229	1,103	126	11.4
Equipment expenses	923	891	32	3.6
Data processing fees	755	818	(63)	(7.7)
Automated teller machine	511	485	26	5.4
Deposit insurance	640	627	13	2.1
Professional fees	655	768	(113)	(14.7)
Advertising and promotion	709	725	(16)	(2.2)
Software subscriptions and publications	679	762	(83)	(10.9)
Intangible amortization	421	516	(95)	(18.4)
Other real estate and repossessed assets	349	444	(95)	(20.4)
Other expenses	1,861	1,750	111	6.3

Total Non-Interest Expense	$19,815	$19,526	$289	1.5%

Non-interest expense increased primarily as a result of increases in salaries and benefits due to increased employee benefit costs and increases in occupancy and equipment expense due to a harsher winter in the first quarter of 2013. These increases were partially offset by reductions in professional fees, repossessed asset expense, intangible expense and software subscriptions and maintenance.

Income Tax Expense. Income tax expense for the six months ended June 30, 2013 increased $637,000 compared to the same period in 2012 because of increased net income. The Company’s effective tax rate increased to 29.3% in the 2013 period from 25.6% in the 2012 period because of increased net income and decreased low income housing credits as a percentage of net income.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. During the quarter ended June 30, 2013, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At June 30, 2013, the Bank had $20.5 million in commitments to make loans, $8.9 million in undisbursed portions of closed loans, $130.5 million in unused lines of credit and $3.1 million in standby letters of credit.

Liquidity

Information about the Company’s liquidity needs and management is included in Item 7 of the Form 10-K for the year ended December 31, 2012, filed with the SEC on March 22, 2013, under the heading “Liquidity.”

During the second quarter of 2013, our liquidity levels maintained fairly consistent with that of the prior quarter. We have seen an increase in loan demand. The Board of Directors requires the Bank to maintain a minimum liquidity ratio of 10% of deposits. At June 30, 2013, our ratio was 30.4%, which includes our investment portfolio.

At June 30, 2013, the Company on a consolidated basis, had $310.0 million in cash and investment securities available for sale and $8.3 million in loans held for sale generally available for its cash needs. At June 30, 2013, the Bank had the ability to borrow an additional $188.5 million in FHLB advances.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying SBLF dividends to the Treasury, amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, which are subject to regulatory limits. At June 30, 2013, the Company, on an unconsolidated basis, had $1.7 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

At June 30, 2013, the approved outstanding loan commitments, including unused lines of credit, amounted to $163.0 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2013, totaled $241.9 million; however, due to our competitive rates, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. At June 30, 2013, the Bank’s regulatory capital exceeded these regulatory requirements, and the Bank was well-capitalized under regulatory prompt corrective action standards, consistent with our goals to operate a sound and profitable organization. The FDIC may require the Bank to have additional capital above specific regulatory levels if it believes the Bank is subject to increased risk due to asset problems, high interest rate risk and other risks. The FDIC has not required such additional capital.

At June 30, 2013, the Company’s capital levels exceeded the bank holding company capital requirements and it was considered well-capitalized under FRB guidelines, consistent with our goals to operate a sound and profitable organization.

The Company’s and Bank’s relevant capital ratios at June 30, 2013, are reflected below:

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage Capital Level(1):
MutualFirst (Consolidated)	$123,570	8.90%	$55,560	4.0%	$69,451	N/A
MutualBank	129,105	9.29	55,589	4.0	69,487	5.0
Tier 1 Risk-Based Capital Level (2) :
MutualFirst (Consolidated)	$123,570	13.02%	$37,973	4.0%	$56,959	6.0%
MutualBank	129,105	13.63	37,894	4.0	56,842	6.0
Total Risk-Based Capital Level (3) :
MutualFirst (Consolidated)	$135,460	14.27%	$75,946	8.0%	$94,932	10.0%
MutualBank	140,995	14.88	75,789	8.0	94,736	10.0

1. Tier 1 Capital to Average Total Assets of $1.4 billion for the Bank and Company, respectively.

2. Tier 1 Capital to Risk-Weighted Assets of $947.4 million and $949.3 for the Bank and Company, respectively.

3. Total Capital to Risk-Weighted Assets of $947.4 million and $949.3 for the Bank and Company, respectively.

Impact of Inflation

The effects of price changes and inflation can vary substantially for most financial institutions.  While management believes that inflation affects the economic value of total assets, it believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of changes in the consumer price index coincides with changes in interest rates or asset values.  For example, the price of one or more of the components of the consumer price index may fluctuate considerably, influencing composite consumer price index, without having a corresponding effect on interest rates, asset values, or the cost of those goods and services normally purchased by us.  In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans.  In addition, higher short-term interest rates tend to increase the cost of funds.  In other years, the opposite may occur.

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

How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk. In monitoring interest rate risk, we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to actual or potential changes in market interest rates. In order to minimize the potential for adverse effects of material and prolonged changes in interest rates on our results of operations, we adopted asset and liability management policies to better match the maturities and re-pricing terms of our interest-earning assets and interest-bearing liabilities.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term fixed-rate loans in our portfolio, during the six months ended June 30, 2013, we sold in the secondary market $43.2 million of fixed rate, one- to four-family mortgage loans with a term to maturity of 15 years or more.

The following chart indicates the Bank’s percentage change in net income and capital assuming the most severe movement in interest rates as an immediate parallel rate shock in a range from down 100 basis points to up 400 basis points as of June 30, 2013.

Rate Shock	Net Interest Income (% Change)	Capital (% Change)

Up 400 bp	(37.1)%	(28.3)%
Up 300 bp	(26.8)	(24.0)
Up 200 bp	(17.1)	(15.2)
Up 100 bp	(8.1)	(6.6)
Down 100 bp	(4.9)	(10.6)

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

Item - 4 Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2013, was carried out under the supervision of and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management since that date. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that have materially affected, or are likely to materially affect our internal control over financial reporting.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Articles of Incorporation	b
3.2	Articles Supplementary for the Series A Preferred Stock	c
3.3	Articles Supplementary for the SBLF Preferred Stock	a
3.4	Amended Bylaws	k
3.5	Articles Supplementary to the Company’s Charter re: term of appointed directors	l
4.1	Form of Common Stock Certificate	b
4.2	Warrant for Purchase of Shares of Common Stock	c
4.3	Form of Certificate for the Series A Preferred Stock	d
4.4	Form of Certificate for the SBLF Preferred Stock	a
10.1	Employment Agreement with David W. Heeter	e
10.2	Employment Agreement with Patrick C. Botts	e
10.3	Form of Supplemental Retirement Plan Income Agreements for Patrick C. Botts	f
and David W. Heeter
10.4	Named Executive Officer Salaries and Bonus Arrangements for 2012	n
10.5	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker	g
10.6	Form of Agreements for Executive Deferred Compensation Plan for Patrick C. Botts and David W. Heeter	f
10.7	Registrant’s 2001 Stock Option and Incentive Plan	h
10.8	Registrant’s 2001 Recognition and Retention Plan	h
10.9	Director Fee Arrangements for 2012	o
10.10	Director Deferred Compensation Plan	i
10.11	MutualFirst Financial, Inc. 2008 Stock Option and Incentive Plan	d
10.12	MFB Corp. 2002 Stock Option Plan	d
10.13	MFB Corp. 1997 Stock Option Plan	d
10.14	Employment Agreement with Charles J. Viater	d
10.15	Salary Continuation Agreement with Charles J. Viater	d
10.16	Letter Agreement (including Schedule A, Securities Purchase Agreement, dated December 23, 2008 between MutualFirst Financial, Inc. and United States Department of the Treasury with respect to the issuance and sale of the Series A Preferred Stock and Warrant	c
10.17	Loan Agreement with First Tennessee Bank National Association dated December 21, 2009.	m
10.18	Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.19	Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.20	Small Business Lending Fund - Securities Purchase Agreement, dated August 25, 2011, between MutualFirst Financial, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock	a
10.21	Repurchase Agreement dated August 25, 2011, between MutualFirst Financial, Inc. and the United States Department of the Treasury, with respect to the repurchase and redemption of the TARP Preferred Stock	a
11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
18	Letter re change in accounting principles	None
19	Report furnished to security holders	None

22	Published report regarding matters submitted to vote of security holders	None
23	Consents of Experts and Counsel	None
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32
101	Financial Statements from the Company’s Form 10-Q for the period ended June 30, 2013, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) Consolidated Condensed Statements of Income for the Three and Six Months Ended June 30, 2013 and 2012; (iii) Consolidated Condensed Statement of Stockholders’ Equity for the Period Ended June 30, 2013; (iv) Consolidated Condensed Statements of Cash Flows for the Three and Six Months Ended June 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements for the Three and Six Months Ended June 30, 2013 and 2012, as follows:	101
	101.INS XBRL Instance Document	101.INS
	101.SCH XBRL Taxonomy Extension Schema Document	101.SCH
	101.CAL XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL
	101.DEF XBRL Taxonomy Extension Definition Linkbase Document	101.DEF
	101.LAB XBRL Taxonomy Extension Labels Linkbase Document	101.LAB
	101.PRE XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE

a	Filed as an exhibit to the Company’s Form 8-K filed on August 26, 2011 and incorporated herein by reference.
b	Filed as an exhibit to the Company’s Form S-1 registration statement filed on September 16, 1999 (File No. 333-87239) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.
c	Filed as an exhibit to the Company’s Form 8-K filed on December 23, 2008 (File No. 000-27905) and incorporated herein by reference.
d	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference.
e	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2004. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
f	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2001. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
g	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2002. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
h	Filed as an Appendix to the Company’s Form S-4/A Registration Statement filed on October 19, 2001 (File No. 333-46510). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
i	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2007. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
j	Filed as an exhibit to the Company’s Form 10-K filed on March 23, 2010 and incorporated herein by reference.
k	Filed as an exhibit to the Company’s Form 8-K filed on October 15, 2007 (File No. 000-27905). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
l	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.
m	Filed as an exhibit to the Company’s Form 8-K filed on December 24, 2009 and incorporated herein by reference.
n	Filed as an exhibit to the Company’s Form 8-K filed on February 15, 2012 and incorporated herein by reference.
o	Filed as an exhibit to the Company’s Form 10-K filed on March 16, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2013	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: August 9, 2013	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

101	Financial Statements from the Company’s Form 10-Q for the year ended June 30, 2013, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) Consolidated Condensed Statements of Income for the Three and Six Months Ended June 30, 2013 and 2011; (iii) Consolidated Condensed Statement of Stockholders’ Equity for the Period Ended June 30, 2013; (iv) Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2011; and (vi) Notes to Consolidated Financial Statements Three and Six Months Ended June 30, 2013 and 2011, as follows:
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

