Form 10-Q
period 2013-09-30
MUTUALFIRST FINANCIAL INC
filed 2013-11-12
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2013

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☐   No ☒

As of November 6, 2013, there were 7,112,179 shares of the registrant’s common stock outstanding.

FORM 10-Q

MutualFirst Financial, Inc.

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY

Consolidated Condensed Balance Sheets

(Table Dollar Amounts in Thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash	$7,126	$8,899
Interest-bearing demand deposits	24,814	23,879
Cash and cash equivalents	31,940	32,778
Investment securities available for sale	274,534	281,197
Loans held for sale	993	5,106
Loans	978,958	985,583
Allowance for loan losses	(14,454)	(16,038)
Net loans	964,504	969,545
Premises and equipment	31,646	32,240
Federal Home Loan Bank of Indianapolis stock, at cost	14,391	14,391
Investment in limited partnerships	2,220	2,603
Deferred income tax benefit	17,739	15,913
Cash surrender value of life insurance	49,389	48,410
Prepaid FDIC premium	-	1,647
Core deposit and other intangibles	1,803	2,411
Other assets	15,847	16,217
Total assets	$1,405,006	$1,422,458

Liabilities
Deposits
Non-interest-bearing	$140,938	$138,269
Interest-bearing	1,008,779	1,045,740
Total deposits	1,149,717	1,184,009
Federal Home Loan Bank advances	96,728	74,675
Other borrowings	11,069	11,606
Other liabilities	14,921	12,675
Total liabilities	1,272,435	1,282,965

Stockholders' Equity
Preferred stock, $.01 par value
Authorized - 5,000,000 shares Issued and outstanding - 21,692 and 28,923 shares, respectively; liquidation preference $1,000 per share	1	1
Common stock, $.01 par value
Authorized - 20,000,000 shares Issued and outstanding – 7,102,372 and 7,055,502 shares, respectively	71	71
Additional paid-in capital - preferred stock	21,692	28,923
Additional paid-in capital - common stock	73,122	72,610
Retained earnings	39,776	35,403
Accumulated other comprehensive income (loss)	(2,012)	2,803
Unearned employee stock ownership plan (ESOP) shares	(79)	(318)
Total stockholders' equity	132,571	139,493
Total liabilities and stockholders' equity	$1,405,006	$1,422,458

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY

Consolidated Condensed Statements of Income

(Unaudited)

(Table Dollar Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest Income
Loans receivable, including fees	$11,080	$11,532	$33,142	$34,760
Investment securities:
Mortgage-backed securities	1,534	2,054	4,647	6,161
Federal Home Loan Bank stock	124	107	377	323
Other investments	299	201	636	634
Deposits with financial institutions	4	14	18	29
Total interest income	13,041	13,908	38,820	41,907

Interest Expense
Passbook savings	3	13	9	39
Certificates of deposit	2,106	2,523	6,570	8,032
Daily Money Market accounts	68	102	189	302
Demand and NOW accounts	156	226	485	674
Federal Home Loan Bank advances	320	533	882	1,733
Other interest expense	148	196	446	593
Total interest expense	2,801	3,593	8,581	11,373

Net Interest Income	10,240	10,315	30,239	30,534
Provision for losses on loans	750	1,475	2,250	4,675
Net Interest Income After Provision for Loan Losses	9,490	8,840	27,989	25,859

Other Income
Service fee income	1,447	1,644	4,382	5,049
Net realized gain on sale of securities	453	1,095	835	1,575
Equity in losses of limited partnerships	(84)	(124)	(338)	(372)
Commissions	1,041	859	3,196	2,914
Net gains on sales of loans	84	541	654	1,388
Net servicing fees (loss)	63	(16)	471	(126)
Increase in cash surrender value of life insurance	321	340	942	1,017
Gain (loss) on sale of other real estate and repossessed assets	(108)	30	(53)	(523)
Other income	57	12	282	93
Total other income	3,274	4,381	10,371	11,015

Other Expenses
Salaries and employee benefits	5,282	5,273	16,365	15,910
Net occupancy expenses	244	641	1,472	1,744
Equipment expenses	453	454	1,377	1,346
Data processing fees	326	361	1,081	1,178
Automated teller machine	296	258	806	743
Deposit insurance	251	312	891	939
Professional fees	318	420	973	1,188
Advertising and promotion	386	488	1,095	1,214
Software subscriptions and maintenance	391	384	1,070	1,145
Intangible amortization	186	229	608	745
Other real estate and repossessed assets	180	247	529	691
Other expenses	887	1,066	2,747	2,816
Total other expenses	9,200	10,133	29,014	29,659

Income Before Income Tax	3,564	3,088	9,346	7,215
Income tax expense	1,092	915	2,786	1,971

Net Income	2,472	2,173	6,560	5,244
Preferred stock dividends and amortization	271	362	911	1,085
Net Income Available to Common Shareholders	$2,201	$1,811	$5,649	$4,159

Basic earnings per common share	$0.31	$0.26	$0.80	$0.60

Diluted earnings per common share	$0.30	$0.26	$0.78	$0.59

Dividends per common share	$0.06	$0.06	$0.18	$0.18

See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

(Table Dollar Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$2,472	$2,173	$6,560	$5,244
Other comprehensive income (loss):
Net unrealized holding gain (loss) on securities available-for-sale	(397)	2,643	(7,108)	6,724
Net unrealized gain (loss) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	2	132	467	(20)
Less: Reclassification adjustment for realized gains included in net income	(453)	(1,095)	(835)	(1,575)
Net unrealized gain on derivative used for cash flow hedges	14	2	105	16
	(834)	1,682	(7,371)	5,145
Income taxes related to other comprehensive income	280	(578)	2,556	(1,785)

Other comprehensive income (loss)	(554)	1,104	(4,815)	3,360

Comprehensive income	$1,918	$3,277	$1,745	$8,604

 See notes to consolidated condensed financial statements.

MUTUALFIRST FINANCIAL, INC. AND SUBSIDIARY

Consolidated Condensed Statement of Stockholders' Equity

For the Period Ended September 30, 2013

(Unaudited)

(Table Dollar Amounts in Thousands)

	Common Stock			Preferred Stock				Accumulated
			Additional			Additional		Other	Unearned
	Shares		paid-in	Shares		paid-in	Retained	Comprehensive	ESOP
	Outstanding	Amount	capital	Outstanding	Amount	capital	Earnings	Loss	shares	Total

Balances, January 1, 2013	7,055,502	$71	$72,610	28,923	$1	$28,923	$35,403	$2,803	$(318)	$139,493

Net income for the period							6,560			6,560

Other comprehensive loss, net of tax								(4,815)		(4,815)

Stock repurchased				(7,231)		(7,231)				(7,231)

ESOP shares earned			102						239	341

Stock options vested			23							23

Stock options exercised	46,870		387							387

Cash dividends ($.18 per common share)							(1,276)			(1,276)

Cash dividends - preferred stock							(911)			(911)

Balances, September 30, 2013	7,102,372	$71	$73,122	21,692	$1	$21,692	$39,776	$(2,012)	$(79)	$132,571

See notes to consolidated condensed financial statements.

 MutualFirst Financial, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(Table Dollar Amounts in Thousands)

	Nine Months Ended
	September 30,
	2013	2012
Operating Activities
Net income	$6,560	$5,244
Items not requiring (providing) cash
Provision for loan losses	2,250	4,675
Depreciation and amortization	3,683	4,337
Deferred income tax	730	705
Loans originated for sale	(55,250)	(30,184)
Proceeds from sales of loans held for sale	59,623	32,203
Gains on sales of loans held for sale	(654)	(1,388)
Gain on sale of securities-available-for sale	(835)	(1,575)
Gain on other real estate and repossessed assets	53	523
Other equity adjustments	341	340
Change in
Prepaid FDIC premium	1,647	874
Interest receivable and other assets	368	588
Interest payable and other liabilities	1,751	(46)
Cash value of life insurance	(942)	(1,017)
Other adjustments	415	468
Net cash provided by operating activities	19,740	15,747

Investing Activities
Net change in interest earning assets	-	1,415
Purchases of securities available-for-sale	(99,166)	(104,448)
Proceeds from maturities and paydowns of securities available-for-sale	45,748	50,641
Proceeds from sale of securities-available for sale	53,179	47,141
Net change in loans	(845)	(63,700)
Proceeds from sales of loans transferred to held for sale	-	3,669
Purchases of premises and equipment	(754)	(1,702)
Proceeds from real estate owned sales	3,113	4,132
Other investing activities	(37)	(22)
Net cash provided by (used in) investing activities	1,238	(62,874)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	36,918	81,587
Certificates of deposit	(71,210)	(55,193)
Proceeds from FHLB advances	220,675	382,250
Repayment of FHLB advances	(198,622)	(370,450)
Repayment of other borrowings	(569)	(630)
Redemption of preferred stock	(7,231)	-
Cash dividends paid	(2,187)	(2,343)
Other financing activities	410	1,002
Net cash provided by (used in) financing activities	(21,816)	36,223

Net Change in Cash and Cash Equivalents	(838)	(10,904)

Cash and Cash Equivalents, Beginning of Period	32,778	55,223

Cash and Cash Equivalents, End of Period	$31,940	$44,319

Additional Cash Flows Information
Interest paid	$8,579	$11,480
Income tax paid	1,800	200
Transfers from loans to foreclosed real estate	2,770	4,102
Mortgage servicing rights capitalized	394	231

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

The interim consolidated condensed financial statements at September 30, 2013, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2012 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings per share

Earnings per share were computed as follows:

	Three Months Ended September 30,
	2013			2012
		Weighted-			Weighted-
	Net	Average	Per-Share	Net	Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings Per Share
Net income	$2,472	7,088,660		$2,173	6,992,831
Dividends and accretion on preferred stock	(271)			(362)
Income available to common stockholders	2,201	7,088,660	$0.31	1,811	6,992,831	$0.26
Effect of Dilutive securities
Stock options and RRP grants		176,447			82,065
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$2,201	7,265,107	$0.30	$1,811	7,074,896	$0.26

	Nine Months Ended September 30,
	2013			2012
		Weighted-			Weighted-
	Net	Average	Per-Share	Net	Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings Per Share
Net income	$6,560	7,066,670		$5,244	6,937,229
Dividends and accretion on preferred stock	(911)			(1,085)
Income available to common stockholders	5,649	7,066,670	$0.80	4,159	6,937,229	$0.60
Effect of Dilutive securities
Stock options and RRP grants		172,205			94,803
Diluted Earnings Per Share

Income available to common stockholders and assumed conversions	$5,649	7,238,875	$0.78	$4,159	7,032,032	$0.59

Options to purchase 82,000 and 250,681 shares of common stock were outstanding at September 30, 2013 and 2012, respectively, but were not included in the computation of diluted EPS above, because the average exercise price of the options was greater than the average market price of the common shares.

Note 3:  Impact of Accounting Pronouncements

On February 28, 2013, FASB issued ASU 2013-04, Liabilities (Topic 405).  The amendments in this Update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.

The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF12D – Liabilities (Topic 405) which has been deleted.

The amendments in this Update are effective for fiscal years beginning after December 31, 2013. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

On April 22, 2013, FASB issued ASU 2013-07 – Presentation of Financial Statements (Topic 205). The objective of this Update is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2012-210 – Presentation of Financial Statements (Topic 205), which has been deleted.

The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In July 2013, FASB issued ASU 2013-10- Derivatives and Hedging (Topic 815). The objective of this Update is to provide for the inclusion of the Fed Funds Effective Swap Rate - Overnight Index Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. Treasury (UST) or London Interbank Offered Rate (LIBOR) indices. The Update also removes a restriction stating that entities must use the same rates for similar hedges, offering greater flexibility in hedge accounting.

The amendments in this Update are effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The Company has adopted the applicable methodologies prescribed by this ASU and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In July 2013, FASB issued ASU 2013-11- Income Taxes (Topic 740). This update pertains to the unrecognized tax benefit when a net operating loss carry forward, a similar tax loss or a tax credit carry forward exists. The ASU is intended to end the varying ways that entities present these situations since GAAP is non-specific and leads to diversity in practice.  The new standard deems that any unrecognized tax benefit or portion of an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward except for certain defined situations.

The amendments in this Update are effective for fiscal years beginning after December 15, 2013. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Note 4: Investments

The amortized cost and approximate fair values of securities as of September 30, 2013 and December 31, 2012 are as follows.

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale Securities
Mortgage-backed securities
Government sponsored agencies	$107,250	$2,253	$(1,419)	$108,084
Collateralized mortgage obligations
Government sponsored agencies	112,862	1,709	(1,307)	113,264
Federal agencies	5,000	-	(187)	4,813
Municipals	27,373	341	(216)	27,498
Small Business Administration	6	-	-	6
Corporate obligations	24,648	-	(3,779)	20,869
Total	$277,139	$4,303	$(6,908)	$274,534

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale Securities
Mortgage-backed securities
Government sponsored agencies	$121,260	$5,115	$-	$126,375
Collateralized mortgage obligations
Government sponsored agencies	114,782	3,463	(10)	118,235
Federal agencies	13,000	8	(2)	13,006
Municipals	3,129	151	(16)	3,264
Small Business Administration	8	-	-	8
Corporate obligations	24,147	431	(4,269)	20,309
Total	$276,326	$9,168	$(4,297)	$281,197

The amortized cost and fair value of available-for-sale securities at September 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
Description Securities	Cost	Value
Security obligations due
One to five years	$9,706	$9,664
Five to ten years	15,670	15,505
After ten years	31,645	28,011
	57,021	53,180
Mortgage-backed securities	107,250	108,084
Collateralized mortgage obligations	112,862	113,264
Small Business Administration	6	6
Totals	$277,139	274,534

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $2.3 million at September 30, 2013.

Gross gains of $898,000 and $1.6 million on proceeds from sales of securities of $53.2 million and $47.1 million were realized for the nine months ended September 30, 2013 and 2012, respectively.  Losses recognized on the sale of securities for the nine months ended September 30, 2013 and 2012 were $63,000 and $0, respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at September 30, 2013, was $128.3 million, a increase from $13.3 million at December 31, 2012, which is approximately 46% and 5%, respectively, of the Bank's portfolio.

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

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
Mortgage-backed securities
Government sponsored agencies	$42,851	$(1,419)	$-	$-	$42,851	$(1,419)
Collateralized mortgage obligations
Government sponsored agencies	48,999	(1,307)	-	-	48,999	(1,307)
Federal agencies	4,813	(187)	-	-	4,813	(187)
Municipals	10,030	(187)	744	(29)	10,774	(216)
Corporate obligations	17,898	(35)	2,971	(3,744)	20,869	(3,779)
Total temporarily impaired securities	$124,591	$(3,135)	$3,715	$(3,773)	$128,306	$(6,908)

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
Collateralized mortgage obligations
Government sponsored agencies	$4,962	$(10)	$-	$-	$4,962	$(10)
Federal Agencies	4,998	(2)			4,998	(2)
Municipals	874	(16)	-	-	874	(16)
Corporate obligations	-	-	2,475	(4,269)	2,475	(4,269)
Total temporarily impaired securities	$10,834	$(28)	$2,475	$(4,269)	$13,309	$(4,297)

Mortgage-Backed Securities (MBS), Collateralized Mortgage Obligations (CMO) and Federal Agencies

The increase in unrealized losses on the Company’s investment in MBSs and CMOs and the increase in the amount of such investments subject to unrealized losses were caused by interest rate changes.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013.

Municipals

The increase in unrealized losses on the Company’s investments in securities of state and political subdivisions and the increase in the amount of such investments subject to unrealized losses were caused by changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  The Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.  The Corporation does not consider the investment securities to be other-than-temporarily impaired at September 30, 2013.

Corporate Obligations

The Company’s unrealized loss on investments in corporate obligations primarily relates to investments in pooled trust preferred securities. The increase in investments subject to unrealized losses less than 12 months were caused by interest rate changes. The unrealized losses were primarily caused by (a) a decrease in performance and regulatory capital at the underlying banks resulting from exposure to subprime mortgages and (b) a sector downgrade by several industry analysts. The Company currently expects some of the securities to settle at a price less than the amortized cost basis of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security). The Company has recognized a loss equal to the credit loss for these securities, establishing a new, and lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell the investments and it is likely the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investments to be other-than-temporarily impaired at September 30, 2013.

Mutual evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis. During the quarter ended September 30, 2013, the Bank’s evaluation indicated that there was no other-than-temporary impairment of securities. Impairment on securities is determined after analyzing the estimated cash flows to be received, underlying collateral and determining the amount of additional losses needed in the individual pools to create a shortfall in interest or principal payments. All trust preferred securities were valued using a discounted cash flow analysis as of September 30, 2013.

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

Pooled Trust Preferred Securities

At September 30, 2013, MutualFirst had an amortized cost in pooled trust preferred securities of $6.7 million, which had an original par value of $8.0 million.  These securities had a fair value of $3.0 million at September 30, 2013.  The following table provides additional information related to the Bank’s investment in trust preferred securities as of September 30, 2013:

Deal	Class	Original Par	Book Value	Fair Value	Unrealized Loss	Recognized Losses 2013	Lowest Rating	Number of Banks/Insurance Companies Currently Performing	Actual Deferrals/Defaults (as % of original collateral)	Total Projected Defaults (as a % of performing collateral)[a]	Excess Subordination (after taking into account best estimate of future deferrals/defaults)[b]

Alesco Preferred Funding IX	A2A	$1,000	$906	$439	$467	$-	CCC-	41	16.04%	15.02%	48.07%
Preferred Term Securities XIII	B1	1,000	791	359	432	-	Ca	44	25.56%	20.84%	5.30%
Preferred Term Securities XVIII	C	1,000	917	273	644	-	Ca	48	28.69%	14.93%	1.40%
Preferred Term Securities XXVII	C1	1,000	710	250	460	-	Ca	32	25.08%	18.83%	5.99%
U.S. Capital Funding I	B1	3,000	2,891	1,412	1,479	-	Caa1	29	12.92%	9.79%	4.52%
U.S. Capital Funding III	B1	1,000	500	238	262	-	Ca	28	21.94%	14.74%	0.00%

Total		$8,000	$6,715	$2,971	$3,744	$-

(a) A 10% recovery is applied to all projected bank defaults.  A 15% recovery is applied to all projected insurance defaults.  No recovery is applied to current defaults.

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

	Accumulated Credit Losses Three Months Ended September 30,
	2013	2012
Credit losses on debt securities held
Beginning of period	$1,205	$1,205
Reductions related to actual losses incurred	-	-

As of September 30,	$1,205	$1,205

	Accumulated Credit Losses Nine Months Ended September 30,
	2013	2012
Credit losses on debt securities held
Beginning of year	$1,205	$1,205
Reductions related to actual losses incurred	-	-

As of September 30,	$1,205	$1,205

Note 5: Accumulated Other Comprehensive Income (Loss)

The following table represents the components of accumulated other comprehensive income (loss):

	September 30,	December 31,
	2013	2012
Net unrealized gain on securities available-for-sale	$672	$8,616
Net unrealized loss on securities available-for-sale for which a portion of other-than-temporary impairment has been recognized in income	(3,277)	(3,745)
Net unrealized loss on derivative used for cash flow hedges	(311)	(416)
Net unrealized loss relating to defined benefit plan liability	(49)	(49)
	(2,965)	4,406
Tax (expense) benefit	953	(1,603)

Net-of-tax amount	$(2,012)	$2,803

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  The Company uses a third-party provider to obtain market prices on its securities.  Level 1 securities include the marketable equity securities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include mortgage-backed, collateralized mortgage obligations, small business administration, marketable equity, municipal, federal agency and certain corporate obligation securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain corporate obligation securities.

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

The following table presents the fair value measurement of assets measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy used for such fair value measurements:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2013
Mortgage-backed securities
Government sponsored agencies	$108,084	$-	$108,084	$-
Collateralized mortgage obligations
Government sponsored agencies	113,264	-	113,264	-
Federal agencies	4,813	-	4,813	-
Municipals	27,498	-	27,498	-
Small Business Administration	6	-	6	-
Corporate obligations	20,869	-	17,898	2,971
Available-for-sale securities	$274,534	$-	$271,563	$2,971

December 31, 2012
Mortgage-backed securities
Government sponsored agencies	$126,375	$-	$126,375	$-
Collateralized mortgage obligations
Government sponsored agencies	118,235	-	118,235	-
Federal agencies	13,006	-	13,006	-
Municipals	3,264	-	3,264	-
Small Business Administration	8	-	8	-
Corporate obligations	20,309	-	17,834	2,475
Available-for-sale securities	$281,197	$-	$278,772	$2,475

The following is a reconciliation of the beginning and ending balances for the three months ended September 30, 2013 and 2012 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	2013	2012

Beginning balance	$3,000	$2,264

Total realized and unrealized gains and losses
Included in net income	-	-
Included in other comprehensive loss	1	144
Purchases, issuances and settlements	(30)	-

Ending balance	$2,971	$2,408

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$-	$-

The following is a reconciliation of the beginning and ending balances for the nine months ended September 30, 2013 and 2012 of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	2013	2012

Beginning balance	$2,475	$2,454

Total realized and unrealized gains and losses
Included in net income	-	-
Included in other comprehensive loss	526	(36)
Purchases, issuances and settlements	(30)	(10)

Ending balance	$2,971	$2,408

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$-	$-

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

The estimated fair value of other real estate owned is based on a current appraisal, less discount to reflect realizable value and estimated cost to sell.  Other real estate owned is classified within Level 3 of the fair value hierarchy.  Appraisals of other real estate owned are obtained when the real estate is acquired and subsequently as deemed necessary by the asset classification committee.  The Risk Management division reviews the appraisals for accuracy and consistency.  Appraisals are selected from the list of approved appraisers maintained by the Board.  The reduction in fair value of other real estate owned was $46,000 and $456,000 for the nine months ended September 30, 2013 and 2012, respectively. The changes were recorded as adjustments to current earnings through other real estate owned related expenses.

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2013
Impaired loans (collateral dependent)	$5,588	$-	$-	$5,588
Foreclosed real estate	227	-	-	227
Mortgage-servicing rights	1,916	-	-	1,916

December 31, 2012
Impaired loans (collateral dependent)	$8,032	$-	$-	$8,032
Foreclosed real estate	355	-	-	355
Mortgage-servicing rights	1,731	-	-	1,731

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

September 30, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,971	Discounted cash flow	Discount rate Constant prepayment rate Cumulative projected prepayments Probability of default Projected cures given deferral Loss severity	9.0% - 16.0% 2.0% 40.0% 1.6% - 2.4% 0.0% - 15.0% 51.5% - 76.2%

Impaired loans (collateral dependent)	$5,588	Third party valuations	Discount to reflect realizable value	0% - 40%

Foreclosed real estate	$227	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 25%

Mortgage servicing rights	$1,916	Third party valuations	Prepayment speeds Discount rates Servicing fee	125%- 700% 10.1% 0.25%

December 31, 2012	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,475	Discounted cash flow	Discount rate Constant prepayment rate Cumulative projected prepayments Probability of default Projected cures given deferral Loss severity	9.0% - 17.0% 2.0% 40.0% 1.5%- 2.2% 0%- 15.0% 58.0% – 79.4%

Impaired loans (collateral dependent)	$8,032	Third party valuations	Discount to reflect realizable value	0%- 40%

Foreclosed real estate	$355	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%- 25%

Mortgage servicing rights	$1,731	Third party valuations	Prepayment speeds Discount rates Servicing fee	100%- 700% 10.1% 0.25%

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated condensed balance sheets as of dates noted below are as follows:

		Fair Value Measurements Using
September 30, 2013	Carrying Amount	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$31,940	$31,940	$-	$-
Loans held for sale	993	-	1,001	-
Loans, net	964,504	-	-	964,623
FHLB stock	14,391	-	14,391	-
Interest receivable	3,593	-	3,593	-

Liabilities
Deposits	1,149,717	602,009	-	511,876
FHLB advances	96,728	-	95,508	-
Other borrowings	11,069	-	11,067	-
Interest payable	234	-	234	-

		Fair Value Measurements Using
December 31, 2012	Carrying Amount	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$32,778	$32,778	$—	$—
Loans held for sale	5,106	—	5,235	—
Loans, net	969,545	—	—	993,539
FHLB stock	14,391	—	14,391	—
Interest receivable	3,846	—	3,846	—

Liabilities
Deposits	1,184,009	606,066	—	589,759
FHLB advances	74,675	—	75,688	—
Other borrowings	11,606	—	12,648	—
Interest payable	236	—	236	—

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

Note 7: Loans

Categories of loans at September 30, 2013 and December 31, 2012 include:

	September 30,	December 31,
	2013	2012
Commercial
Real estate	$198,405	$203,613
Construction and development	15,092	17,462
Other	72,310	67,773
	285,807	288,848

Residential mortgage	495,712	502,619

Consumer loans
Real estate	106,293	100,516
Auto	15,343	15,572
Boat/RVs	80,648	76,416
Other	5,977	6,598
	208,261	199,102
Total loans	989,780	990,569

Undisbursed loans in process	(13,446)	(7,418)
Unamortized deferred loan costs, net	2,624	2,432
Allowance for loan losses	(14,454)	(16,038)
Net loans	$964,504	$969,545

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

Mortgage and Consumer

With respect to residential loans that are secured by 1-4 family residences and are primarily owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires PMI if that ratio is exceeded. Consumer real estate loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

Non-accrual loans, segregated by class of loans, as of September 30, 2013 and December 31, 2012 are as follows:

	September 30,	December 31,
	2013	2012
Commercial
Real estate	$1,883	$2,450
Construction and development	3,252	5,989
Other	1,270	1,315
Residential mortgage	5,508	10,791
Consumer
Real estate	682	1,656
Auto	-	37
Boat/RV	383	1,076
Other	134	96

	$13,112	$23,410

An age analysis of Company’s past due loans, segregated by class of loans, as of September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Commercial
Real estate	$1,434	$12	$1,883	$3,329	$195,076	$198,405	$-
Construction and development	348	-	3,077	3,425	11,667	15,092	-
Other	567	-	550	1,117	71,193	72,310	-
Residential mortgage	8,247	862	4,124	13,233	482,479	495,712	390
Consumer
Real estate	500	164	653	1,317	104,976	106,293	-
Auto	46	11	-	57	15,286	15,343	-
Boat/RV	1,216	219	169	1,604	79,044	80,648	-
Other	74	2	67	143	5,834	5,977	-

	$12,432	$1,270	$10,523	$24,225	$965,555	$989,780	$390

	December 31, 2012
							Total Loans
			Greater			Total	> 90 Days
	30-59 Days	60-89 Days	Than 90	Total Past		Loans	and
	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
Commercial
Real estate	$1,097	$992	$2,350	$4,439	$199,174	$203,613	$-
Construction and development	192	-	4,912	5,104	12,358	17,462	-
Other	259	223	735	1,217	66,556	67,773	-
Residential mortgage	12,487	2,732	8,356	23,575	479,044	502,619	177
Consumer
Real estate	1,302	358	1,119	2,779	97,737	100,516	-
Auto	47	18	15	80	15,492	15,572	-
Boat/RV	1,508	756	497	2,761	73,655	76,416	-
Other	234	21	95	350	6,248	6,598	96

	$17,126	$5,100	$18,079	$40,305	$950,264	$990,569	$273

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

The following tables present impaired loans for the three and nine month periods ended September 30, 2013 and 2012 and the year ended December 31, 2012.

	September 30, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans - Quarter	Average Investment in Impaired Loans - YTD	Interest Income Recognized - Quarter	Interest Income Recognized - YTD
Loans without a specific valuation allowance
Commercial
Real estate	$2,894	$3,958	$-	$2,953	$3,545	$40	$109
Construction and development	3,331	7,332	-	4,782	6,112	23	57
Other	679	679	-	798	876	10	18
Residential mortgage	1,950	2,889	-	2,417	2,857	12	48

Loans with a specific valuation allowance
Commercial
Real estate	204	204	100	205	206	3	9
Construction and development	622	2,020	200	622	640	-	-
Other	424	624	235	429	601	6	15

Total
Commercial
Real estate	$3,098	$4,162	$100	$3,158	$3,751	$43	$118
Construction and development	$3,953	$9,352	$200	$5,404	$6,752	$23	$57
Other	$1,103	$1,303	$235	$1,227	$1,477	$16	$33
Residential mortgage	$1,950	$2,889	$-	$2,417	$2,857	$12	$48

	December 31, 2012
				Average
				Investment
		Unpaid		in	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without a specific valuation allowance
Commercial
Real estate	$5,341	$6,354	$-	$5,384	$248
Construction and development	3,632	7,078	-	4,884	30
Other	972	972	-	2,828	117
Residential mortgage	2,583	3,522	-	3,755	58

Loans with a specific valuation allowance
Commercial
Real estate	208	947	100	211	12
Construction and development	4,639	5,157	959	5,230	78
Other	912	912	257	921	30
Residential mortgage	834	834	57	654	-

Total
Commercial
Real estate	$5,549	$7,301	$100	$5,595	$260
Construction and development	$8,271	$12,235	$959	$10,114	$108
Other	$1,884	$1,884	$257	$3,749	$147
Residential mortgage	$3,417	$4,356	$57	$4,409	$58

	September 30, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans - Quarter	Average Investment in Impaired Loans - YTD	Interest Income Recognized - Quarter	Interest Income Recognized - YTD
Loans without a specific valuation allowance
Commercial
Real estate	$3,570	$4,122	$-	$4,546	$5,646	$37	$147
Construction and development	7,111	9,101	-	7,669	9,092	11	35
Other	1,076	1,076	-	2,098	3,028	5	28
Residential mortgage	3,960	5,048	-	3,613	4,124	19	58

Loans with a specific valuation allowance
Commercial
Construction and development	1,364	4,337	375	1,364	1,482	18	55
Other	1,178	1,178	357	1,191	1,206	9	35
Residential mortgage	529	529	37	530	532	18	35

Total
Commercial
Real estate	$3,570	$4,122	$-	$4,546	$5,646	$37	$147
Construction and development	$8,475	$13,438	$375	$9,033	$10,574	$29	$90
Other	$2,254	$2,254	$357	$3,289	$4,234	$14	$63
Residential mortgage	$4,489	$5,577	$37	$4,143	$4,656	$37	$93

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

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2013 and December 31, 2012.

September 30, 2013
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real estate	Construction and development	Other

Pass	$188,018	$8,886	$70,473
Special Mention	3,355	2,211	235
Substandard	7,006	3,995	1,052
Doubtful	26	-	550

Total	$198,405	$15,092	$72,310

Retail Credit Exposure Credit Risk Profile
	Residential	Consumer
	mortgage	Real estate	Auto	Boat/RV	Other

Pass	$485,690	$104,464	$15,327	$80,005	$5,876
Special Mention	1,804	-	-	-	-
Substandard	8,218	1,829	16	643	101

Total	$495,712	$106,293	$15,343	$80,648	$5,977

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2013 and 2012 and year ended December 31, 2012.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other segments.

	Three Months Ended September 30, 2013
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$9,633	$3,662	$2,406	$15,701
Provision charged to expense	1,004	(215)	(39)	750
Losses charged off	(1,713)	(274)	(104)	(2,091)
Recoveries	10	30	54	94

Balance, end of period	$8,934	$3,203	$2,317	$14,454

	Nine Months Ended September 30, 2013
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$9,908	$3,394	$2,736	$16,038
Provision charged to expense	1,675	469	106	2,250
Losses charged off	(2,681)	(716)	(764)	(4,161)
Recoveries	32	56	239	327

Balance, end of period	$8,934	$3,203	$2,317	$14,454

Ending balance:
Individually evaluated for impairment	$535	$-	$-	$535
Collectively evaluated for impairment	$8,399	$3,203	$2,317	$13,919

Loans:
Ending balance
Individually evaluated for impairment	$8,154	$1,950	$-	$10,104
Collectively evaluated for impairment	$277,653	$493,762	$208,261	$979,676

	Year Ended December 31, 2012
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$10,602	3,444	2,769	16,815
Provision charged to expense	3,213	1,612	1,200	6,025
Losses charged off	(4,493)	(1,901)	(1,608)	(8,002)
Recoveries	586	239	375	1,200
Balance, end of period	$9,908	3,394	2,736	16,038

Ending balance:
Individually evaluated for impairment	$1,316	57	-	1,373
Collectively evaluated for impairment	8,592	3,337	2,736	14,665
Total allowance for loan losses	$9,908	$3,394	$2,736	$16,038

Loans:
Ending balance
Individually evaluated for impairment	$15,704	3,417	-	19,121
Collectively evaluated for impairment	273,144	499,202	199,102	971,448
Total loans	$288,848	$502,619	$199,102	$990,569

	Three Months Ended September 30, 2012
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$10,004	$3,392	$2,607	$16,003
Provision charged to expense	985	480	10	1,475
Losses charged off	(1,484)	(505)	(268)	(2,257)
Recoveries	16	196	103	315

Balance, end of period	$9,521	$3,563	$2,452	$15,536

	Nine Months Ended September 30, 2012
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$10,602	$3,444	$2,769	$16,815
Provision charged to expense	2,410	1,571	694	4,675
Losses charged off	(4,034)	(1,652)	(1,354)	(7,040)
Recoveries	543	200	343	1,086

Balance, end of period	$9,521	$3,563	$2,452	$15,536

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

Information on non-performing assets, excluding performing restructured loans, is provided below:

	September 30,
	2013	2012
Non-performing assets
Non-accrual loans	$13,112	$23,112
Accruing loans 90 days + past due	390	757
Total non-performing loans	13,502	23,869
Foreclosed real estate	6,750	6,184
Other repossessed assets	312	573
Total non-performing assets	$20,564	$30,626

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

The following tables provide detail regarding troubled debts restructured in the last three and nine month periods.

Three Months Ended September 30, 2013
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	No. of	Recorded	Recorded
	Loans	Balance	Balance
Commercial
Real estate	1	$192	$260
Residential mortgage	4	460	492
Consumer
Real estate	8	274	272
Boat/RV	2	45	45

Three Months Ended September 30, 2012
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	No. of	Recorded	Recorded
	Loans	Balance	Balance
Commercial
Real estate	1	$439	$439
Construction and development	1	172	172
Other	2	46	46
Residential mortgage	10	719	734
Consumer
Real estate	14	439	438
Auto	2	9	8
Boat/RV	4	96	95
Other	2	36	36

Nine Months Ended September 30, 2013
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	No. of	Recorded	Recorded
	Loans	Balance	Balance
Commercial
Real estate	3	$1,532	$1,593
Other	3	1,122	834
Residential mortgage	17	1,395	1,742
Consumer
Real estate	30	1,012	1,025
Auto	2	22	22
Boat/RV	6	172	171
Other	1	11	11

Nine Months Ended September 30, 2012
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	No. of	Recorded	Recorded
	Loans	Balance	Balance
Commercial
Real estate	4	$1,359	$1,520
Construction and development	1	172	172
Other	5	262	324
Residential mortgage	28	2,455	2,596
Consumer
Real estate	24	830	830
Auto	3	16	15
Boat/RV	7	154	153
Other	4	53	52

The impact to the allowance for loan losses due to these modifications was insignificant.

Newly restructured loans by types are as follows:

	Three Months Ended September 30, 2013
	Interest Only	Term	Combination	Total Modification
Commercial
Real estate	$-	$-	$260	$260
Residential mortgage	-	-	492	492
Consumer
Real estate	-	128	144	272
Boat/RV	-	14	31	45

	Three Months Ended September 30, 2012
	Interest Only	Term	Combination	Total Modification
Commercial
Real estate	$-	$-	$439	$439
Construction and development	-	-	172	172
Other	-	46	-	46
Residential mortgage	-	36	698	734
Consumer
Real estate	-	22	416	438
Auto	-	4	4	8
Boat/RV	-	95	-	95
Other	-	-	36	36

Nine Months Ended September 30, 2013
	Interest Only	Term	Combination	Total Modification
Commercial
Real estate	$-	$-	$1,593	$1,593
Other	-	200	634	834
Residential mortgage	-	-	1,742	1,742
Consumer
Real estate	250	422	353	1,025
Auto	-	4	18	22
Boat/RV	-	135	36	171
Other	-	-	11	11

Nine Months Ended September 30, 2012
	Interest Only	Term	Combination	Total Modification
Commercial
Real estate	$-	$403	$1,117	$1,520
Construction and development	-	-	172	172
Other	-	143	181	324
Residential mortgage	320	169	2,107	2,596
Consumer
Real estate	-	55	775	830
Auto	-	11	4	15
Boat/RV	-	153	-	153
Other	-	8	44	52

The following tables provide detail regarding troubled debts restructured in the last twelve months that have defaulted in the three and nine months ended September 30, 2013.

Three Months Ended September 30, 2013
		Post-Modification
		Outstanding
	No. of Loans	Recorded Balance
Residential mortgage	2	$187

Nine Months Ended September 30, 2013
		Post-Modification
		Outstanding
	No. of Loans	Recorded Balance
Residential mortgage	2	$187
Consumer real estate	1	8

We had no defaults of any loans modified as troubled debt restructurings made for the three and nine months ended September 30, 2012. Default is defined as any loan that becomes more than 90 days past due.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Significant Events in the Three and Nine Months Ended September 30, 2013

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

Third Quarter Highlights. At September 30, 2013, we had $1.4 billion in assets, $964.5 million in loans and $132.6 million in stockholders’ equity. The Bank’s total risk-based capital ratio at September 30, 2013 was 15.16%, exceeding the 10.00% requirement for a well-capitalized institution. The percentage of tangible common equity to total assets was 7.78% as of September 30, 2013, an increase from 7.62% and 7.33% at December 31, 2012 and September 30, 2012, respectively. For the quarter ended September 30, 2013, net income available to common shareholders totaled $2.2 million, or $.31 per basic and $.30 per diluted share, compared with net income of $1.8 million available to common shareholders, or $.26 per basic and diluted share for the quarter ended September 30, 2012.

Key aspects of our operations in the third quarter of 2013 include the following:

•	Gross loan balances increased by $4.7 million in the third quarter of 2013.
•	Deposits decreased $4.7 million in the third quarter of 2013.
•	Asset quality continued to improve; as non-performing loans to total loans were 1.38% as of September 30, 2013 compared to 1.94% as of June 30, 2013 and non-performing assets to total assets were 1.46% as of September 30, 2013 compared to 1.77% as of June 30, 2013.
•	Classified loans decreased approximately 22% in the third quarter of 2013 and 44% since December 31, 2012.
•	Foreclosed real estate and other repossessed assets increased $1.0 million as of September 30, 2013 compared to June 30, 2013 and decreased $637,000 compared to December 31, 2012.

•	Net charge offs on an annualized basis were .82% in the third quarter 2013, primarily due to a charge off of $1.2 million on a previously identified impaired loan, compared to .34% in the second quarter of 2013. Without the one large charge off, net charge offs would have been .33%.
•	Tangible common equity to total assets is 7.78% and tangible book value per share is $15.36 as of September 30, 2013.
•	Net interest margin was 3.17% for the third quarter 2013 compared to 3.10% in the second quarter 2013.
•	Non-interest expense decreased on a comparative and linked quarter basis by $933,000 and $702,000, respectively.

The Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, contains a summary of our management strategy. The financial highlights of our strategy during the quarter include: decreasing non-performing assets to total assets from 2.21% at year-end 2012 to 1.46% at the end of the quarter, increasing core deposits to 56%, up from 51% at year-end 2012.

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

Financial Condition

General. Total assets at September 30, 2013 were $1.4 billion a decrease of $17.5 million since December 31, 2012, primarily due to the decrease in investment securities of $6.7 million and a decrease in loans held for sale of $4.1 million, as refinances have slowed in the last few months. The Bank has been selling most fixed rate loans originated in 2013 to mitigate interest rate risk. In the third quarter of 2013, gross loans increased $11.7 million as consumer loans increased by $7.4 million and one-to four- family mortgage loans increased by of $5.4 million which were partially offset by a decline in commercial loans of $1.1 million. Average interest-earning assets decreased $37.6 million, or 2.8% to $1.29 billion at September 30, 2013 from $1.33 billion at December 31, 2012, reflecting a decrease in average investments. Average interest-bearing liabilities decreased by $48.8 million, or 4.2% to $1.12 billion at September 30, 2013, from $1.17 billion at December 31, 2012, reflecting a decrease in the average outstanding amount of term deposits and borrowings. Stockholders’ equity decreased by $6.9 million, or 5.0% during the nine months ended September 30, 2013.

Loans. Our gross loan portfolio, excluding loans held for sale, decreased $789,000, or 0.1% to $989.8 million at September 30, 2013 from $990.6 million at December 31, 2012.

The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during the quarter:

	At
	September 30, 2013	December 31, 2012	Amount Change	Percent Change

Commercial Loans:
Real estate	$198,405	$203,613	$(5,208)	(2.6)%
Construction and Development	15,092	17,462	(2,370)	(13.6)
Other	72,310	67,773	4,537	6.7
Total Commercial	285,807	288,848	(3,041)	(1.1)

Residential mortgages	495,712	502,619	(6,907)	(1.4)

Consumer Loans:
Real estate	106,293	100,516	5,777	5.7
Auto	15,343	15,572	(229)	(1.5)
Boat/RV	80,648	76,416	4,232	5.5
Other	5,977	6,598	(621)	(9.4)
Total Consumer	208,261	199,102	9,159	4.6
Total Loans	$989,780	$990,569	$(789)	(0.1)%

Although the Bank has an overall strategy to increase commercial and consumer loans, the strategy has been hindered by depressed economic conditions in Indiana as a result of the recent recession. Due to increased unemployment and decreased real estate values, loan demand, especially for business loans, has remained sluggish. We are seeking opportunities to refinance sound commercial borrowers from other financial institutions. Although there has been a decrease in gross loans since year-end December 31, 2012, we have seen growth in consumer lending during the first nine months of 2013 as consumer loans increased by $9.2 million, which was fully offset by a decline in commercial loans of $3.0 million and residential mortgage decrease of $6.9 million. The Bank often sells 30-year and 15-year fixed-rate mortgage loans which helps reduce risk. This has also contributed to the reduction in our residential mortgage loan portfolio.

Delinquencies and Non-performing Assets. As of September 30, 2013, our total loans delinquent 30-to-89 days were $13.7 million or 1.4% of total loans compared to $22.2 million or 2.2% at December 31, 2012.

At September 30, 2013, our non-performing assets totaled $20.6 million or 1.46% of total assets, compared to $31.4 million or 2.21% of total assets at December 31, 2012. This $10.8 million, or 34.5% decrease was the result of a decrease of non-performing commercial, mortgage and consumer loans. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.

	At
	September 30, 2013	December 31, 2012	Amount Change	Percent Change

Non-accruing loans	$13,112	$23,410	$(10,298)	(44.0)%
Accruing loans delinquent 90 days or more	390	273	117	42.8
Foreclosed assets	7,062	7,700	(638)	(8.3)
Total	$20,564	$31,383	$(10,819)	(34.5)%

The Bank is diligently monitoring and writing down loans that appear to have irreversible weakness. In addition to the decrease in total non-performing assets, the Company has seen significant recent improvement in total classified assets. Total classified assets decreased 33.9% from $56.4 million at December 31, 2012 to $37.3 million at September 30, 2013. The Bank works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral, when necessary.

At September 30, 2013, foreclosed commercial real estate totaled $1.7 million and consisted of ten commercial buildings in our existing lending footprint. In addition, 27 residential properties with a book value of $5.0 million remained as foreclosed assets at September 30, 2013. Of the total foreclosed assets, one property held in real estate owned totaled $2.4 million. At September 30, 2013, the Bank had $312,000 in other repossessed assets. During the first nine months of 2013, non-accruing loans decreased by $10.3 million due to decreased delinquency, charge-offs and foreclosure. Management continues to monitor these loans aggressively and it is management’s opinion that the non-accruing loans are sufficiently reserved as of September 30, 2013.

Allowance For Loan Loss. Allowance for loan losses decreased $1.1 million to $14.5 million at September 30, 2013 when compared to September 30, 2012 as reflected below.

	At and For the Nine Months Ended September 30,
	2013	2012

Balance at beginning of period	$16,038	$16,815
Charge-offs	4,161	7,040
Recoveries	327	1,086
Net charge-offs	3,834	5,954
Provisions charged to operations	2,250	4,675
Balance at end of period	$14,454	$15,536

Ratio of net charge-offs during the period to average loans outstanding during the period	0.52%	0.81%

Allowance as a percentage of non-performing loans	107.05%	65.09%
Allowance as a percentage of total loans (end of period)	1.48%	1.61%

Net charge offs for the nine months ended September 30, 2013 were $3.8 million, or 0.52% of average loans on an annualized basis, compared to $6.0 million, or 0.81% of average loans for the same period of 2012. The decrease was due to what management believes is a stabilization of the loan portfolio. As of September 30, 2013, the allowance for loan losses as a percentage of loans receivable and non-performing loans was 1.48% and 107.05%, respectively, compared to 1.63% and 67.72% respectively, at December 31, 2012. Allowance for loan losses as a percentage of loans receivable decreased due to a decrease in the allowance for loan loss of $1.1 million since year-end. Allowance for loan losses as a percentage of non-performing loans increased due to the decrease in non-performing loans of $10.2 million in the first nine months of 2013.

Deposits. Total deposits decreased $34.3 million in the first nine months of 2013. Certificates of deposit decreased $71.2 million while core transactional deposits increased $36.9 million during the nine month period ended September 30, 2013. Core transactional deposits increased to 56% of the Bank’s total deposits as of September 30, 2013 compared to 51% as of December 31, 2012.

	At
	September 30, 2013		December 31, 2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Type of Account
Non-interest Checking	$140,938	0.00%	$138,269	0.00%
Interest-bearing NOW	262,767	0.27	259,220	0.27
Savings	118,275	0.01	110,211	0.01
Money Market	120,984	0.26	98,366	0.23
Certificates of Deposit	506,753	1.65	577,943	1.66
Total	$1,149,717	0.85%	$1,184,009	0.89%

Borrowings. Total borrowings increased $21.5 million, or 24.9%, to $107.9 million at September 30, 2013 primarily due to a $22.1 million increase in FHLB advances to $96.7 million at the end of the quarter. The Bank has lengthened the duration of the FHLB advance portfolio as a way to decrease interest rate risk and fund a portion of the CD decline. Other borrowings, consisting of a bank loan and a subordinated debenture, decreased $537,000 to $11.1 million at September 30, 2013 due to regular loan payments.

On January 4, 2013, the Company refinanced the $7.6 million term loan with First Tennessee Bank, N.A.. The loan bears a 3.915% fixed interest rate, has a term expiring in December 2017 and is secured by Bank stock. The balance of that loan was $7.0 million at September 30, 2013.

The Company assumed $5.0 million in debentures as the result of an acquisition of MFB Corp. in 2008. In 2005, MFB Corp. had formed MFBC Statutory Trust (MFBC), as a wholly owned business trust, to sell trust preferred securities. The proceeds from the sale of these trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from the acquired company. The junior subordinated debentures are the sole assets of MFBC and are fully and unconditionally guaranteed by the Company. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The securities bore a fixed rate of interest of 6.22% for the first five years, and the rate resets quarterly at the prevailing three-month LIBOR rate plus 170 basis points. In 2009, the Company entered into a forward interest rate swap that fixed the variable rate portion for five years at 5.15%. The Company may redeem the trust preferred securities, in whole or in part, without penalty, on or after September 15, 2010. These securities mature on September 15, 2035. The net balance of the note as of September 30, 2013 was $4.0 million due to the fair value adjustment of the note made at the time of the acquisition.

Stockholders’ Equity. Stockholders’ equity was $132.6 million at September 30, 2013, a decrease of $6.9 million from December 31, 2012. The decrease was due primarily to a redemption of $7.2 million of preferred stock held by the United States Treasury as part of the Small Business Lending Fund (SBLF) in the second quarter of 2013 and a decline in other comprehensive income of $4.8 million, primarily due to changes in market rates and a reduction in unrealized gains on the investment portfolio. Other declines resulted from dividend payments of $1.3 million to common shareholders and $904,000 to preferred shareholders. These declines were partially offset by net income of $6.6 million. The Company’s tangible book value per share as of September 30, 2013 increased to $15.36 compared to $15.33 as of December 31, 2012 and its tangible common equity ratio increased to 7.78% as of September 30, 2013 compared to 7.62% as of December 31, 2012. The Company and the Bank’s risk-based capital ratios were well in excess of “well-capitalized” levels as defined by all regulatory standards as of September 30, 2013.

Comparison of Results of Operations for the Three Months Ended September 30, 2013 and 2012

General. Net income available to common shareholders for the three months ended September 30, 2013 was $2.2 million or $0.31 per basic and $0.30 per diluted earnings per common share compared to net income of $1.8 million or $0.26 basic and diluted earnings per common share for the three months ended September 30, 2012. The primary reasons for this increase was a decrease in the provision for loan loss of $725,000 due to the stabilization of the loan portfolio and the real estate market. Annualized return on assets was 0.71% and return on average tangible common equity was 8.17% for the quarter ended September 30, 2013 compared to 0.59% and 6.83% respectively, for the same period last year.

Interest Income. Total interest income decreased $867,000, or 6.2%, to $13.0 million during the three months ended September 30, 2013 from $13.9 million during the three months ended September 30, 2012. The decline in the total interest income was due to a decrease in average earning assets of $58.6 million. Interest income on loans in the third quarter of 2013 was $11.1 million compared to $11.5 million for same period in 2012, reflecting a 26 basis point decrease in the weighted average yield on loans for the three months ended September 30, 2013 to 4.53%. Interest income on investment securities for the third quarter 2013 was $2.0 million compared to $2.4 million for the same period in 2012, reflecting a $73.0 million decrease in our average investment securities portfolio to $295.9 million as of September 30, 2013. Average investments decreased during this time period in part due to the sale of investments to prepay Federal Home Loan Bank advances in the fourth quarter of 2012.

Interest Expense. Interest expense decreased $792,000, or 22.0%, to $2.8 million during the three months ended September 30, 2013 compared to $3.6 million during the three months ended September 30, 2012. The primary reason for this decrease was a decline of 21 basis points in the average cost of interest-bearing liabilities from 1.22% in the 2012 period to 1.01% in the 2013 period, which was primarily due to continued re-pricing of deposit accounts and reduction of higher rate FHLB advances. Interest expense on deposits decreased $531,000, due to an 18 basis point decline in average rates. Interest expense on borrowings decreased $261,000 as a result of a 23 basis point decline in average rates.

Net Interest Income. Net interest income before the provision for loan losses decreased $75,000 for the quarter ended September 30, 2013 compared to the same period in 2012. The decrease was a result of a $58.6 million decline in average earning assets, mostly offset by an increase of 12 basis points in the net interest margin that increased to 3.17%. The decline in average earning assets was primarily due to a decline of $88.3 million in the average outstanding investment portfolio, partially offset by a $14.3 million increase in the average outstanding loan portfolio. On a linked quarter basis, net interest income before the provision for loan losses increased $220,000 as net interest margin increased by 7 basis points and average earnings asset increased by $794,000. For more information on our asset/liability management, especially as it relates to interest rate risk, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk” on Form 10-K for the period ended December 31, 2012.

Provision for Loan Losses. The provision for loan losses for the third quarter of 2013 decreased to $750,000 compared to $1.5 million during last year’s comparable period. The decrease was due to management’s ongoing evaluation of the adequacy of the allowance for loan losses, and partially attributable to improving credit quality. Non-performing loans to total loans at September 30, 2013 was 1.38% compared to 2.48% at September 30, 2012. Non-performing assets to total assets was 1.46% at September 30, 2013 compared to 2.08% at September 30, 2012.

Other Income. Other (non-interest) income decreased by $1.1 million to $3.3 million in the third quarter of 2013 compared to $4.4 million in the same period in 2012.

	Three Months Ended		Amount	Percent
Non-Interest Income	9/30/2013	9/30/2012	Change	Change

Service fee income	$1,447	$1,644	$(197)	(12.0)%
Net realized gain on sale of securities	453	1,095	(642)	(58.6)
Equity in losses of limited partnerships	(84)	(124)	40	(32.3)
Commissions	1,041	859	182	21.2
Net gains on sales of loans	84	541	(457)	(84.5)
Net servicing fees (costs)	63	(16)	79	(493.8)
Increase in cash surrender value of life insurance	321	340	(19)	(5.6)
Loss on sale of other real estate and repossessed assets	(108)	30	(138)	(460.0)
Other income	57	12	45	375.0

Total Non-Interest Income	$3,274	$4,381	$(1,107)	(25.3)%

Decreases in non-interest income include declines in service fee income on deposit accounts which is primarily due to declining overdraft income, and in net gain on sale of investments. Gain on loan sales declined primarily due to increasing rates, which reduced the gains on the loans held for sale at the beginning of the quarter. This decline was partially offset by a recovery of the valuation in mortgage servicing rights of $100,000 due to the increase in market rates and a reduction in prepayments on serviced mortgage loans. Increases in commission income of $182,000 partially offset the declines mentioned above. On a linked quarter basis, non-interest income decreased primarily due to a $356,000 reduction in a recovery of a valuation on mortgage servicing rights, partially offset by increases in gain on sale of investments and service fee income on transaction accounts.

Other Expense. Other (non-interest) expense decreased by $933,000 to $9.2 million in the third quarter of 2013 compared to $10.1 million in the same period in 2012.

	Three Months Ended		Amount	Percent
Non-Interest Expense	9/30/2013	9/30/2012	Change	Change

Salaries and employee benefits	$5,282	$5,273	$9	0.2%
Net occupancy expenses	244	641	(397)	(62.1)
Equipment expenses	453	454	(1)	(0.2)
Data processing fees	326	361	(35)	(9.7)
Automated teller machine	296	258	38	14.7
Deposit insurance	251	312	(61)	(19.6)
Professional fees	318	420	(102)	(24.3)
Advertising and promotion	386	488	(102)	(20.9)
Software subscriptions and publications	391	384	7	1.8
Intangible amortization	186	229	(43)	(18.8)
Other real estate and repossessed assets	180	247	(67)	(27.1)
Other expenses	887	1,066	(179)	(16.8)

Total Non-Interest Expense	$9,200	$10,133	$(933)	(9.2)%

Occupancy and equipment expenses declined in the third quarter primarily due to property tax refunds and reductions after an assessment of all bank-owned properties. Professional fees have reduced primarily due to improving asset quality and a reduction in investment management fees. Other declines in expenses were related to repossessed asset expense of $67,000, deposit insurance of $61,000 and core deposit intangible amortization of $43,000. On a linked quarter basis, non-interest expense decreased $702,000 primarily due to decreased occupancy and equipment expense of $268,000 as described above and decreased salaries and employee benefits of $249,000 primarily due to reduced expense on the self-funded health insurance plan.

Income Tax Expense. The effective tax rate for the third quarter of 2013 was 30.6% compared to 29.6% in the third quarter of 2012. The increase was due to an increase in taxable income and a change in the State of Indiana tax code. The State of Indiana will lower the Financial Institution Tax over the next four years from 8.5% to 6.5%. During this change, the Bank will be required to calculate the deferred tax asset at the lower phased in rate, which will increase our tax expense over this time period.

Comparison of Results of Operations for the Nine Months Ended September 30, 2013 and 2012

General. Net income available to common stockholders for the nine months ended September 30, 2013 was $5.6 million, or $0.80 basic and $0.78 diluted earnings per common share compared to net income of $4.2 million, or $0.60 basic and $0.59 diluted earnings per common share for the nine months ended September 30, 2012. The primary reason for this increase was a decrease in provision for loan loss due to stabilization of the loan portfolio. Our return on assets and on average tangible equity on an annualized basis were 0.62% and 7.00%, respectively in the 2013 period compared to 0.48% and 5.31% in the 2012 period.

Interest Income. Total interest income decreased $3.1 million, or 7.4%, to $38.8 million during the nine months ended September 30, 2013 from $41.9 million during the same period ended September 30, 2012, reflecting the decrease in our average yield on interest-earning assets by 18 basis points to 4.00% at September 30, 2013 compared to 4.18% at September 30, 2012 as national and local prevailing interest rates continued to decline and the mix of interest-earning assets shifted towards lower yielding investment securities. During the period, average earning assets have declined by $41.3 million. Interest income on loans in the first nine months of 2013 was $33.1 million compared to $34.8 million for same period in 2012, reflecting a 37 basis point decrease in the weighted average yield on loans for the nine months ended September 30, 2013 to 4.51%. Interest income on investment securities for the first nine months of 2013 was $5.7 million compared to $7.1 million for the same period in 2012, reflecting a $67.3 million decrease in our average investment securities portfolio.

Interest Expense. Interest expense decreased $2.8 million, or 24.5%, to $8.6 million during the nine months ended September 30, 2013 compared to $11.4 million during the nine months ended September 30, 2012. The primary reason for this decrease was a decline of 27 basis points on interest-bearing liabilities from 1.29% in 2012 to 1.02% in 2013, which was primarily due to continued re-pricing of deposit accounts and reduction of higher rate FHLB advances. Interest expense on deposits decreased $1.8 million, due to a 20 basis point decline in average rates. Interest expense on borrowings decreased $998,000 as a result of a 64 basis point decline in average rates and a $28.69 million decrease in average borrowings in the first nine months of 2013, as excess cash from deposits and proceeds from loan repayments were used to pay off maturing FHLB advances.

Net Interest Income. Net interest income before the provision for loan losses decreased $295,000 for the first nine months of 2013 compared to the same period in 2012. The decrease was a result of a $41.2 million decline in average earnings assets, partially offset by the net interest margin increasing from 3.05% in the first nine months of 2012 to 3.11% in the first nine months of 2013. For more information on our asset/liability management, especially as it relates to interest rate risk, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk” on Form 10-K for the period ended December 31, 2012

Provision for Loan Losses. The provision for loan losses for the first nine months of 2013 decreased to $2.3 million compared to $4.7 million during last year’s comparable period. The decrease was primarily due to a decline in net charge offs and improving asset quality. Non-performing loans to total loans at September 30, 2013 were 1.38% compared to 2.40% at December 31, 2012. This decrease in non-performing loans was primarily in one-to four-family mortgage loans and commercial real estate loans.

Other Income. Other (non-interest) income decreased by $644,000 to $10.4 million in the first nine months of 2013 compared to $11.0 million in the same period in 2012.

	Nine Months Ended		Amount	Percent
Non-Interest Income	9/30/2013	9/30/2012	Change	Change

Service fee income	$4,382	$5,049	$(667)	(13.2)%
Net realized gain on sale of securities	835	1,575	(740)	(47.0)
Equity in losses of limited partnerships	(338)	(372)	34	9.1
Commissions	3,196	2,914	282	9.7
Net gains on sales of loans	654	1,388	(734)	(52.9)
Net servicing fees (costs)	471	(126)	597	473.8
Increase in cash surrender value of life insurance	942	1,017	(75)	(7.4)
(Gain) loss on sale of other real estate and repossessed assets	(53)	(523)	470	89.9
Other income	282	93	189	202.2

Total Non-Interest Income	$10,371	$11,015	$(644)	(5.8)%

Decreases in non-interest income include declines in service fee income on deposit accounts which is primarily due to declining overdraft income, and in net gain on sale of investments. Gain on loan sales declined primarily due to increasing rates, which reduced the gains on the loans held for sale in the second and third quarters. This decline was partially offset by a recovery of the valuation in mortgage servicing rights of $656,000 due to the increase in market rates and a reduction in prepayments on serviced mortgage loans. Increases in commission income of $282,000 and decreases in losses of sale of other real estate and repossessed assets partially offset the declines mentioned above.

Other Expense. Other (non-interest) expense decreased by $645,000 to $29.0 million in the first nine months of 2013 compared to $29.7 million in the same period in 2012.

	Nine Months Ended		Amount	Percent
Non-Interest Expense	9/30/2013	9/30/2012	Change	Change

Salaries and employee benefits	$16,365	$15,910	$455	2.9%
Net occupancy expenses	1,472	1,744	(272)	(15.6)
Equipment expenses	1,377	1,346	31	2.2
Data processing fees	1,081	1,178	(97)	(8.2)
Automated teller machine	806	743	63	8.5
Deposit insurance	891	939	(48)	(5.1)
Professional fees	973	1,188	(215)	(18.1)
Advertising and promotion	1,095	1,214	(119)	(9.8)
Software subscriptions and publications	1,070	1,145	(75)	(6.6)
Intangible amortization	608	745	(137)	(18.4)
Other real estate and repossessed assets	529	691	(162)	(23.4)
Other expenses	2,747	2,816	(69)	(2.4)

Total Non-Interest Expense	$29,014	$29,659	$(645)	(2.2)%

Non-interest expense declines were a result of reductions of $215,000 in professional fees, $178,000 in occupancy and equipment expense and $162,000 in repossessed asset expense for the reasons stated earlier. Other declines were in core deposit intangible expense of $137,000 and a $119,000 reduction in marketing expenses. These declines were partially offset by salaries and benefits increasing by $455,000, primarily due to increases in employee benefit costs compared to the same time period in 2012.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2013 increased $814,000 compared to the same period in 2012 because of increased net income. The Company’s effective tax rate increased to 29.9% in the 2013 period from 27.3% in the 2012 period. The increase was due to an increase in taxable income and a change in the State of Indiana tax code. The State of Indiana will lower the Financial Institution Tax over the next four years from 8.5% to 6.5%. During this change, the Bank will be required to calculate the deferred tax asset at the lower phased in rate, which will increase our tax expense over this time period.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. During the quarter ended September 30, 2013, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At September 30, 2013, the Bank had $15.5 million in commitments to make loans, $14.4 million in undisbursed portions of closed loans, $135.8 million in unused lines of credit and $3.8 million in standby letters of credit.

Liquidity

Information about the Company’s liquidity needs and management is included in Item 7 of the Form 10-K for the year ended December 31, 2012, filed with the SEC on March 22, 2013, under the heading “Liquidity.”

During the third quarter of 2013, our liquidity levels maintained fairly consistent with that of the prior quarter. We have seen an increase in loan demand. The Board of Directors requires the Bank to maintain a minimum liquidity ratio of 10% of deposits. At September 30, 2013, our ratio was 27.9%, which includes our investment portfolio.

At September 30, 2013, the Company on a consolidated basis, had $306.5 million in cash and investment securities available for sale and $979,000 in loans held for sale generally available for its cash needs. At September 30, 2013, the Bank had the ability to borrow an additional $188.5 million in FHLB advances.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying SBLF dividends to the Treasury, amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, which are subject to regulatory limits. At September 30, 2013, the Company, on an unconsolidated basis, had $1.1 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

At September 30, 2013, the approved outstanding loan commitments, including unused lines of credit, amounted to $169.5 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2013, totaled $263.9 million; however, due to our competitive rates, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. At September 30, 2013, the Bank’s regulatory capital exceeded these regulatory requirements, and the Bank was well-capitalized under regulatory prompt corrective action standards, consistent with our goals to operate a sound and profitable organization. The FDIC may require the Bank to have additional capital above specific regulatory levels if it believes the Bank is subject to increased risk due to asset problems, high interest rate risk and other risks. The FDIC has not required such additional capital.

At September 30, 2013, the Company’s capital levels exceeded the bank holding company capital requirements and it was considered well-capitalized under FRB guidelines, consistent with our goals to operate a sound and profitable organization.

The Company’s and Bank’s relevant capital ratios at September 30, 2013, are reflected below:

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage Capital Level(1):
MutualFirst (Consolidated)	$128,308	9.23%	$55,617	4.0%	$69,521	N/A
MutualBank	133,803	9.63	55,606	4.0	69,507	5.0
Tier 1 Risk-Based Capital Level (2) :
MutualFirst (Consolidated)	$128,308	13.32%	$38,539	4.0%	$57,808	6.0%
MutualBank	133,803	13.90	38,493	4.0	57,740	6.0
Total Risk-Based Capital Level (3) :
MutualFirst (Consolidated)	$140,367	14.57%	$77,077	8.0%	$96,347	10.0%
MutualBank	145,862	15.16	76,986	8.0	96,233	10.0

_____________________________________

1. Tier 1 Capital to Average Total Assets of $1.4 billion for the Bank and Company, respectively.

2. Tier 1 Capital to Risk-Weighted Assets of $962.3 million and $963.5 for the Bank and Company, respectively.

3. Total Capital to Risk-Weighted Assets of $962.3 million and $963.5 for the Bank and Company, respectively.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term fixed-rate loans in our portfolio, during the nine months ended September 30, 2013, we sold in the secondary market $59.4 million of fixed rate, one- to four-family mortgage loans with a term to maturity of 15 years or more.

The following chart indicates the Company’s percentage change in net interest income and capital assuming the most severe movement in interest rates as an immediate parallel rate shock in a range from down 100 basis points to up 400 basis points as of June 30, 2013.

Rate Shock	Net Interest Income (% Change)	Capital (% Change)

Up 400 bp	(37.3)%	(34.0)%
Up 300 bp	(27.1)	(29.6)
Up 200 bp	(17.3)	(19.4)
Up 100 bp	(8.3)	(9.4)
Down 100 bp	(4.2)	(8.5)

The above chart assumes instantaneous rate shocks that reprice all loans and deposits that can reprice at the same amount as the rate shock. If past rate movements are an indication of future changes, they usually are neither instantaneous nor do a majority of core deposits reprice at the same level as rates change. The following chart indicates the Company’s percentage change in net interest income and capital assuming rate movements that are not instantaneous, but change over a period of time, and a majority of core deposits changing at a percentage of the rate shock instead of the full amount of the rate shock.

Rate Shock	Net Interest Income (% Change)	Capital (% Change)

Up 400 bp	(1.8)%	5.7%
Up 300 bp	(1.6)	1.4
Up 200 bp	(0.8)	2.7
Up 100 bp	0.6	3.3
Down 100 bp	(5.4)	(10.4)

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

Item - 4 Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2013, was carried out under the supervision of and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management since that date. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that have materially affected, or are likely to materially affect our internal control over financial reporting.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Articles of Incorporation	b
3.2	Articles Supplementary for the Series A Preferred Stock	c
3.3	Articles Supplementary for the SBLF Preferred Stock	a
3.4	Amended Bylaws	k
3.5	Articles Supplementary to the Company’s Charter re: term of appointed directors	l
4.1	Form of Common Stock Certificate	b
4.2	Warrant for Purchase of Shares of Common Stock	c
4.3	Form of Certificate for the Series A Preferred Stock	d
4.4	Form of Certificate for the SBLF Preferred Stock	a
10.1	Employment Agreement with David W. Heeter	e
10.2	Employment Agreement with Patrick C. Botts	e
10.3	Form of Supplemental Retirement Plan Income Agreements for Patrick C. Botts	f
and David W. Heeter
10.4	Named Executive Officer Salaries and Bonus Arrangements for 2012	n
10.5	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker	g
10.6	Form of Agreements for Executive Deferred Compensation Plan for Patrick C. Botts and David W. Heeter	f
10.7	Registrant’s 2001 Stock Option and Incentive Plan	h
10.8	Registrant’s 2001 Recognition and Retention Plan	h
10.9	Director Fee Arrangements for 2012	o
10.10	Director Deferred Compensation Plan	i
10.11	MutualFirst Financial, Inc. 2008 Stock Option and Incentive Plan	d
10.12	MFB Corp. 2002 Stock Option Plan	d
10.13	MFB Corp. 1997 Stock Option Plan	d
10.14	Employment Agreement with Charles J. Viater	d
10.15	Salary Continuation Agreement with Charles J. Viater	d
10.16	Letter Agreement (including Schedule A, Securities Purchase Agreement, dated December 23, 2008 between MutualFirst Financial, Inc. and United States Department of the Treasury with respect to the issuance and sale of the Series A Preferred Stock and Warrant	c
10.17	Loan Agreement with First Tennessee Bank National Association dated December 21, 2009.	m
10.18	Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.19	Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.20	Small Business Lending Fund - Securities Purchase Agreement, dated August 25, 2011, between MutualFirst Financial, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock	a
10.21	Repurchase Agreement dated August 25, 2011, between MutualFirst Financial, Inc. and the United States Department of the Treasury, with respect to the repurchase and redemption of the TARP Preferred Stock	a
11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
18	Letter re change in accounting principles	None

19	Report furnished to security holders	None
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of Experts and Counsel	None
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32
101	Financial Statements from the Company’s Form 10-Q for the period ended September 30, 2013, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Consolidated Condensed Statements of Income for the Three and Nine Months Ended September 30, 2013 and 2012; (iii) Consolidated Condensed Statement of Stockholders’ Equity for the Period Ended September 30, 2013; (iv) Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2013 and 2012, as follows:	101
	101.INS XBRL Instance Document	101.INS
	101.SCH XBRL Taxonomy Extension Schema Document	101.SCH
	101.CAL XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL
	101.DEF XBRL Taxonomy Extension Definition Linkbase Document	101.DEF
	101.LAB XBRL Taxonomy Extension Labels Linkbase Document	101.LAB
	101.PRE XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE

a	Filed as an exhibit to the Company’s Form 8-K filed on August 26, 2011 and incorporated herein by reference.
b	Filed as an exhibit to the Company’s Form S-1 registration statement filed on September 16, 1999 (File No. 333-87239) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.
c	Filed as an exhibit to the Company’s Form 8-K filed on December 23, 2008 (File No. 000-27905) and incorporated herein by reference.
d	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference.
e	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2004. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
f	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2001. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
g	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2002. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
h	Filed as an Appendix to the Company’s Form S-4/A Registration Statement filed on October 19, 2001 (File No. 333-46510). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
i	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2007. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
j	Filed as an exhibit to the Company’s Form 10-K filed on March 23, 2010 and incorporated herein by reference.
k	Filed as an exhibit to the Company’s Form 8-K filed on October 15, 2007 (File No. 000-27905). Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
l	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.
m	Filed as an exhibit to the Company’s Form 8-K filed on December 24, 2009 and incorporated herein by reference.
n	Filed as an exhibit to the Company’s Form 8-K filed on February 15, 2012 and incorporated herein by reference.
o	Filed as an exhibit to the Company’s Form 10-K filed on March 16, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2013	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: November 12, 2013	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

101	Financial Statements from the Company’s Form 10-Q for the year ended September 30, 2013, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Consolidated Condensed Statements of Income for the Three and Nine Months Ended September 30, 2013 and 2011; (iii) Consolidated Condensed Statement of Stockholders’ Equity for the Period Ended September 30, 2013; (iv) Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2011; and (vi) Notes to Consolidated Financial Statements Three and Nine Months Ended September 30, 2013 and 2011, as follows:
101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Labels Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

