Form 10-K
period 2013-12-31
MUTUALFIRST FINANCIAL INC
filed 2014-03-14
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock on the Nasdaq Global Market as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $81.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of March 11, 2014, there were 7,119,518 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 PART III of Form 10-K-Portions of registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders.

MutualFirst Financial, Inc.

Form 10-K Annual Report for the Year Ended December 31, 2013

PART I

Item 1.   Business

General

MutualFirst Financial, Inc., a Maryland corporation (“MutualFirst” or the “Company”), is the sole owner of MutualBank (“MutualBank” or the “Bank”). The Bank is an Indiana commercial bank regulated by the Indiana Department of Financial Institutions (“IDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). MutualFirst is a bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (“FRB”). The words “we,” “our” and “us” in this Form 10-K refer to MutualFirst and MutualBank on a consolidated basis, unless indicated otherwise herein.

At December 31, 2013, we had total assets of $1.4 billion, loans of $967.9 million, deposits of $1.1 billion and stockholders’ equity of $111.6 million. Our executive offices are located at 110 E. Charles Street, Muncie, Indiana 47305-2400. Our common stock is traded on the Nasdaq Global Market under the symbol “MFSF.” For more general information about our business, and other 2013 material transactions and results, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Overview and Significant Events in 2013.”

Forward-Looking Statements

This Form 10-K contains, and our future filings with the SEC, Company press releases, other public pronouncements, stockholder communications and oral statements made by or with the approval of an authorized executive officer will contain, “forward-looking statements” through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements include, but are not limited to:

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets;

•	changes in general economic conditions, either nationally or in our market areas;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the Treasury and the FRB;

•	changes in the levels of general interest rates and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources;

•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;

•	decreases in the secondary market for the sale of loans that we originate;

•	results of examinations of us by the IDFI, FDIC, FRB or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•	legislative or regulatory changes that adversely affect our business, including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), changes in regulatory policies and principles, changes in regulatory capital requirements or the interpretation of regulatory capital or other rules;

•	our ability to attract and retain deposits;

•	increases in premiums for deposit insurance;

•	management’s assumptions in determining the adequacy of the allowance for loan losses;

•	our ability to control operating costs and expenses;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risks associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	a failure or security breach in the computer systems on which we depend;

•	our ability to retain members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	adverse changes in the securities markets;

•	changes in our ability to access the capital markets;

•	inability of key third-party providers to perform their obligations to us;

•	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this Form 10-K.

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

Market Area

We are a community-oriented bank offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Muncie, Indiana and offer our financial services through 30 full service retail financial center offices in Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties. MutualBank also has trust offices in Carmel and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. We originate residential mortgage and commercial loans in the counties contiguous to those counties. We also originate indirect consumer loans throughout Indiana and contiguous states as described in “Lending Activities - Other Consumer Lending.”

The market areas where MutualBank operates in Indiana have experienced an unemployment rate that has exceeded the federal and state unemployment rates, though that difference was reduced in 2013. At the end of 2013, the unemployment rate (not seasonally adjusted) was 6.5% at the federal level and 6.3% at the state level, compared to 7.6% and 8.5% at the end of 2012 at the federal and state level, respectively. Our footprint had an unemployment rate of 6.9% and 9.2% at year-end 2013 and 2012, respectively. Our markets are experiencing new jobs in the aerospace industry, and jobs in the auto and recreational vehicles industry have improved since the beginning of the recession. During 2013, improvements in local home values, unemployment and the local economy resulted in increasing levels of home sales and residential mortgage activity. Economic forecasts for 2014 include continuing, but not significant, improvement in unemployment and the overall economy in our footprint markets. Commercial real estate and commercial and industrial lending has been weak since the economic downturn in 2008.

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

Lending Activities

General. Our loans carry either a fixed- or an adjustable-rate of interest. At December 31, 2013, our net loan portfolio totaled $967.9 million, which constituted 69.6% of our total assets. Our loan portfolio decreased by 0.7% in 2013, primarily due to decreased commercial real estate, including construction and development, and open end and junior consumer loans; however, that decrease was slightly offset by an increase in commercial and industrial and boat/RV lending while the mortgage portfolio remained flat.

Loans up to $600,000 may be approved by certain individual loan officers. Loans in excess of $600,000, but not in excess of $1.2 million, may be approved by one Executive Loan Committee member along with one other loan officer to the total of their combined individual lending authority. Loans up to $3.0 million or to a borrower whose aggregate debt is no more than $5.0 million, may be approved by a majority vote of the Executive Loan Committee. All loans in excess of $3.0 million and loans of any amount to a borrower whose aggregate debt will exceed $5.0 million must be approved by the Board of Directors. Business Banking Officers may advance additional credit exposure for a commercial loan relationship requiring Board approval up to the lesser of: 10% of the existing previously approved credit exposure to the client, or $100,000. Any additional exposure approved under the 10% Rule must be approved by the Senior Vice President of Business Banking or his designate, and reported to the appropriate Loan Committee during the next meeting.

Major loan customers. At December 31, 2013, the maximum amount that we could lend to any one borrower and the borrower’s related entities was approximately $19.0 million. At December 31, 2013, our five largest lending relationships were with commercial borrowers and constituted an aggregate of $24.6 million in loans outstanding and $41.9 million, or 4.2%, of our $992.1 million gross loan portfolio in loans and commitments. As of December 31, 2013, our largest lending relationship to a single borrower or group of related borrowers consisted of one loan with a total commitment of $11.0 million, with no outstanding balance at year-end. The loan in this relationship is secured by construction and development real estate and a guarantee from the business principal.

Our next four largest relationships consist of $8.5 million in loans and commitments with $5.6 million outstanding which is secured primarily by commercial business assets; $8.4 million in loans and commitments with $7.0 million outstanding which is secured by commercial real estate; $7.2 million in loans and commitments with $5.4 million outstanding which is secured primarily by commercial business assets; and $6.8 million in loans and commitments with $6.6 million outstanding which is secured primarily by commercial real estate. As of December 31, 2013, all loans within these relationships were performing as agreed.

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate
Commercial	$200,817	20.24%	$203,613	20.45%	$197,390	21.42%	$199,517	19.75%	$206,944	19.19%
Commercial construction and development	13,321	1.34	17,462	1.75	20,831	2.26	49,803	4.92	53,045	4.92
Consumer closed end first mortgage	533,160 (1)	53.74	533,527 (2)	53.58	451,117 (3)	48.95	481,789 (4)	47.69	494,976 (5)	45.92
Consumer open end and junior liens	69,354	6.99	74,714	7.50	82,164	8.91	90,279	8.94	92,902	8.62
Total real estate loans	816,652	82.31	829,316	83.28	751,502	81.54	821,388	81.30	847,867	78.65

Other loans
Consumer loans
Auto	14,856	1.50	15,572	1.57	15,203	1.65	16,047	1.59	18,848	1.75
Boat/RV	79,419	8.01	76,416	7.68	83,557	9.07	102,015	10.10	127,244	11.80
Other	5,766	0.58	6,598	0.66	6,760	0.73	6,157	0.61	6,650	0.62
Total consumer other	100,041	10.09	98,586	9.91	105,520	11.45	124,219	12.30	152,742	14.17
Commercial and industrial	75,402	7.60	67,773	6.81	64,628	7.01	64,611	6.40	77,384	7.18
Total other loans	175,443	17.69	166,359	16.72	170,148	18.46	188,830	18.70	230,126	21.35

Total loans receivable, gross	992,095	100.00%	995,675	100.00%	921,650	100.00%	1,010,218	100.00%	1,077,993	100.00%

Undisbursed loans in process	(13,346)		(7,418)		(5,352)		(7,212)		(2,546)
Unamortized deferred loan costs, net	2,517		2,432		2,418		2,750		3,182
Allowance for loan losses	(13,412)		(16,038)		(16,815)		(16,372)		(16,414)
Total loans receivable, net	$967,854		$974,651		$901,901		$989,384		$1,062,215

(1) Includes loans held for sale of $1.9 million.

(2) Includes loans held for sale of $5.1 million.

(3) Includes loans held for sale of $1.4 million.

(4) Includes loans held for sale of $10.5 million.

(5) Includes loans held for sale of $2.5 million.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-Rate Loans
Real estate
Commercial	$88,031	8.87%	$118,828	11.93%	$114,615	12.44%	$114,806	11.36%	$117,108	10.86%
Commercial construction and development	2,833	0.29	3,673	0.37	2,518	0.27	11,982	1.19	14,528	1.35
Consumer closed end first mortgage	398,541 (1)	40.17	387,353 (2)	38.90	272,988 (3)	29.62	284,069 (4)	28.12	271,188 (5)	25.16
Consumer open end and junior liens	22,990	2.32	27,832	2.80	36,661	3.97	45,161	4.47	50,521	4.68
Total real estate loans	512,395	51.65	537,686	54.00	426,782	46.30	456,018	45.14	453,345	42.05

Consumer	97,422	9.82	95,448	9.59	103,356	11.22	122,301	12.11	150,769	13.99
Commercial and industrial	32,369	3.26	30,321	3.04	24,195	2.63	27,999	2.77	40,025	3.71
Total fixed-rate loans	642,186	64.73	663,455	66.63	554,333	60.15	606,318	60.02	644,139	59.75

Adjustable-Rate Loans
Real estate
Commercial	112,786	11.37	84,785	8.52	82,775	8.98	84,711	8.39	89,836	8.33
Commercial construction and development	10,488	1.06	13,789	1.38	18,313	1.99	37,821	3.74	38,517	3.57
Consumer closed end first mortgage	134,619	13.57	146,174	14.68	178,129	19.33	197,720	19.57	223,788	20.76
Consumer open end and junior liens	46,364	4.67	46,882	4.71	45,503	4.94	45,118	4.47	42,381	3.94
Total real estate loans	304,257	30.67	291,630	29.29	324,720	35.24	365,370	36.17	394,522	36.60

Consumer	2,619	0.26	3,138	0.32	2,164	0.23	1,918	0.19	1,973	0.18
Commercial and industrial	43,033	4.34	37,452	3.76	40,433	4.38	36,612	3.62	37,359	3.47
Total adjustable-rate loans	349,909	35.27	332,220	33.37	367,317	39.85	403,900	39.98	433,854	40.25

Total loans receivable, gross	992,095	100.00%	995,675	100.00%	921,650	100.00%	1,010,218	100.00%	1,077,993	100.00%

Undisbursed loans in process	(13,346)		(7,418)		(5,352)		(7,212)		(2,546)
Unamortized deferred loan costs, net	2,517		2,432		2,418		2,750		3,182
Allowance for loan losses	(13,412)		(16,038)		(16,815)		(16,372)		(16,414)
Total loans receivable, net	$967,854		$974,651		$901,901		$989,384		$1,062,215

(1) Includes loans held for sale of $1.9 million.

(2) Includes loans held for sale of $5.1 million.

(3) Includes loans held for sale of $1.4 million.

(4) Includes loans held for sale of $10.5 million.

(5) Includes loans held for sale of $2.5 million.

The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2013. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The total amount of loans due after December 31, 2014 that have predetermined interest rates is $622.7 million, and the total amount of loans due after such date which have floating or adjustable interest rates is $288.8 million. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Consumer Closed End First Mortgage(1)		Consumer Open End and Junior Liens		Commercial		Construction and Development		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During Years Ending December 31,
2014(2)	$1,541	6.49%	$1,957	6.06%	$28,896	5.38%	$6,231	3.95%	$2,985	7.26%	$37,173	3.70%	$78,783	4.58%
2015	841	5.78	1,369	5.74	12,642	6.05	1,443	3.80	2,797	6.73	7,120	2.95	26,212	5.13
2016	1,677	5.97	1,515	5.60	18,622	6.27	412	5.12	4,818	6.12	3,347	4.92	30,391	6.03
2017 and 2018	11,475	5.26	2,374	6.82	42,655	5.09	1,194	4.83	16,528	5.44	18,704	4.57	92,930	5.11
2019 and 2020	17,611	4.47	2,058	6.47	13,592	5.33	81	4.61	11,783	6.88	3,923	4.59	49,048	5.38
2021 to 2035	328,438	3.72	60,081	4.37	82,570	5.20	3,960	4.84	61,130	6.83	5,135	4.78	541,314	4.39
2036 and following	169,689	4.55			1,840	4.44							171,529	4.55
Total	$531,272	4.06%	$69,354	4.62%	$200,817	5.36%	$13,321	4.32%	$100,041	6.58%	$75,402	4.02%	$990,207	4.62%

(1) Does not include mortgage loans held for sale.

(2) Includes demand loans, loans having no stated maturity and overdraft loans.

Consumer Closed End First Mortgages. We originate loans secured by first mortgages on owner-occupied, one- to four-family residences in our market areas for purchase, refinance, home equity and construction purposes. At December 31, 2013, these loans totaled $533.2 million, or 53.7% of our gross loan portfolio.

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

We generally underwrite and document our one- to four-family first lien position home equity loans based on the loan applicant's employment, credit history and the appraised value of the subject property, consistent with prudent underwriting guidelines.  Nearly all first lien home equity loans have a loan-to-value maximum of 80%.  Exceptions would be limited to work-out loan circumstances.  Properties securing our one- to four-family loans are appraised or evalutated consistent with regulatory requirements and prudent lending principles. Our origination and servicing practices ensure perfection of our lien position and appropriate monitoring of insurance coverage.

We originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, and generally maintain a tax or insurance escrow account for these loans. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with the secondary market and other local financial institutions and are consistent with our internal needs. Adjustable-rate mortgage or ARM loans are offered with initial fixed rate terms between one and 10 years. After the initial period, the interest rate for each ARM loan adjusts annually for the remainder of the term of the loan using a margin over the standard one-year treasury index. During fiscal 2013, we originated $15.9 million of one- to four-family ARM loans and $140.9 million of one- to four-family fixed-rate mortgage loans. By way of comparison, during fiscal 2012, we originated $5.5 million of one- to four-family ARM loans and $209.7 million of one- to four-family fixed-rate mortgage loans.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years and are generally fully amortizing, with payments due monthly. A majority of loans with fixed-rate maturities in excess of 15 years are sold on the secondary market. Some loans are retained if their terms meet current portfolio needs consistent with balance sheet objectives. These retained loans normally remain outstanding, however, for a substantially shorter period of time because of home sales, refinancing and other prepayments. A significant change in interest rates could alter considerably the average life of a residential loan in our portfolio. Our one- to four-family loans are generally not assumable, do not contain prepayment penalties and do not permit negative amortization of principal. Most are written using underwriting guidelines that make them readily saleable in the secondary market. At December 31, 2013, our fixed-rate one- to four-family mortgage loan portfolio totaled $398.5 million, or 40.2% of our gross loan portfolio.

Our one- to four-family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years, with payments due monthly. Our ARM loans generally provide for specific minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment on the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds. In order to remain competitive in our market areas, we sometimes originate ARM loans at initial rates below the fully indexed rate. ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s required payments increase, which may increase the potential for default. Our payment history for ARM loans has not been substantially different from fixed rate loans. See “Asset Quality - Non-performing Assets” and “Classified Assets.” At December 31, 2013, our one- to four-family ARM loan portfolio totaled $134.6 million, or 13.6% of our gross loan portfolio.

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

Consumer Open End and Junior Liens. At December 31, 2013, our consumer loans on residential properties, including home equity lines of credit and subordinate home improvement loans, totaled $69.4 million, or 7.0% of our gross loan portfolio. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. The term to maturity on our home equity and home improvement loans may be up to 15 years. Most home equity lines of credit have a maximum term to maturity of 20 years and require a minimum monthly payment based on the outstanding loan balance per month, which amount may be re-borrowed at any time. A limited number of home equity lines of credit are approved with monthly payments of accrued interest only. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate (CRE) loans for acquisition and renovation. These loans are secured by the real estate and improvements financed, and the collateral ranges from industrial and commercial buildings to churches, office buildings and multi-family housing complexes. We also have a limited amount of farm loans. At December 31, 2013, multi-family and commercial real estate loans totaled $200.8 million, or 20.2% of our gross loan portfolio.

Our loans secured by multi-family and commercial real estate are originated with either a fixed or adjustable interest rate. The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower. Loan-to-value ratios on our multi-family and commercial real estate loans typically do not exceed 80% of the current appraised value of the property securing the loan. These loans typically require monthly payments, may not be fully amortizing and generally have maximum amortizations of 25 years.

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

Construction and Development Lending. MutualBank makes a variety of commercial loans for the purpose of construction or development of commercial real estate. At the present time, there is very little new activity in this type of lending, due to economic and housing environments.

Existing residential development loans are typically located within our market areas and are granted to developers and builders with previous borrowing experience with MutualBank. Financing of a development may include funding of land acquisition and development costs for lots as well as individual construction loans for speculative or pre-sold homes. We also provide construction-permanent financing for owner-occupied commercial properties for our business customers in our market areas as well as some income-producing property to established borrowers. We have a limited number of commercial real estate development loans. At December 31, 2013, we had $13.3 million in construction and development loans outstanding, representing 1.3% of our gross loan portfolio.

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

Other Consumer Lending. Consumer loans generally have shorter terms to maturity and carry higher rates of interest than residential mortgage loans. This reduces our exposure to interest rate risk on those loans. In addition, consumer loan products help to expand and create stronger ties to our customer base by increasing the number of customer relationships and providing cross-marketing opportunities. We offer a variety of secured consumer loans, including auto, boat and recreational vehicle loans, and loans secured by savings deposits. We also offer a limited amount of credit card and unsecured consumer loans. We originate consumer loans both in our market area through our financial centers and throughout Indiana as well as making consumer loans to customers residing in contiguous states through our indirect lending program. We employ credit scoring models for all consumer loan applications. These models evaluate credit and application attributes, with a review of the borrower’s employment and credit history and an assessment of the borrower’s ability to repay the loan. Consumer loans may entail greater risk than one- to four-family residential mortgage loans, especially consumer loans secured by rapidly depreciable assets, such as automobiles, boats and recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by economic downturn, job loss, divorce, illness or personal bankruptcy. At December 31, 2013, our consumer loan portfolio totaled $100.0 million, or 10.1% of our gross loan portfolio.

At December 31, 2013, auto loans totaled $14.9 million, or 1.5% of our gross loan portfolio. Auto loans may be written for up to six years and usually have a fixed rate of interest. Loan-to-value ratios are up to 100% of the MSRP or 120% of invoice for new autos and 110% of value on used cars, based on valuation from official used car guides. Loans for boats and recreational vehicles totaled $79.4 million at December 31, 2013, or 8.0% of our gross loan portfolio. Approximately $75.2 million of our auto, boat and recreational vehicle loans at December 31, 2013 had been originated indirectly through dealers and retailers. We generally buy indirect auto loans on a rate basis, paying the dealer a cash payment for loans with an interest rate in excess of the rate we require. This premium is amortized over the remaining life of the loan. As specified in written agreements with these dealers, prepayments or delinquencies are charged to future amounts owed to that dealer, with no dealer reserve or other guarantee of payment if the dealer stops doing business with us.

Commercial Business Lending. At December 31, 2013, commercial business loans totaled $75.4 million, or 7.6% of our gross loan portfolio. Most of our commercial business loans have been extended to finance businesses in our market area. Credit accommodations extended include lines of credit for working capital needs, term loans to purchase capital goods and real estate, development lending to foster residential, business and community growth and agricultural lending for inventory and equipment financing.

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

The terms of loans extended on the security of machinery and equipment are based on the projected useful life of the machinery and equipment, generally not to exceed seven years. Lines of credit generally are available to borrowers for up to 12 months, and may be renewed by us after an annual review of current financial information.

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

During the year ended December 31, 2013, we sold $70.5 million of one- to four-family mortgage loans on the secondary market to FHLMC and FHLBI. As part of our interest rate risk management, the Company chose to sell these loans and recognized a gain on sale of $852,000.

The following table shows our loan origination, purchase, sale and repayment activities for the years indicated. There were no loan purchases during the years ended December 31, 2013, 2012 or 2011.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Originations by type:
Adjustable rate:
Real estate
Commercial	$13,980	15,823	5,836
Commercial construction and development	-	1,146	619
Consumer closed end first mortgage	15,876	5,475	8,291
Consumer open end and junior liens	11,861	11,291	11,159
Non-real-estate
Consumer	271	312	192
Commercial and industrial	3,602	2,964	1,008
Total adjustable-rate	45,590	37,011	27,105
Fixed Rate
Real estate
Commercial	8,454	22,215	4,979
Commercial construction and development	931	1,438	488
Consumer closed end first mortgage	140,863	209,695	117,824
Consumer open end and junior liens	4,023	4,783	5,191
Non-real-estate
Consumer	36,091	27,765	17,210
Commercial and industrial	6,677	10,664	5,556
Total fixed-rate	197,039	276,560	151,248
Total loans originated	242,629	313,571	178,353

Sales and Repayments:
Sales:
Real estate
Consumer closed end first mortgage	70,541	45,264	80,226
Total loans sold	70,541	45,264	80,226
Principal repayments	177,426	191,541	178,485
Total reductions	247,967	236,805	258,711
Increase (decrease) in other items, net	1,758	(7,681)	1,917
Net increase (decrease)	$(3,580)	$69,085	$(78,441)

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

Commercial loan relationships exceeding $250,000 are reviewed on a regular basis by the commercial credit department.  Larger relationships are monitored through a system of internal and external loan review.  All relationships that are deemed to warrant special attention are monitored at least quarterly.  Individual commercial officers maintain communication with borrowers and recommend action plans to a Loan Quality Review committee which meets monthly to discuss credits graded Special Mention or worse.  The Asset Classification committee meets quarterly and establishes specific allocations, based on appraisals or discounted cash flow analysis, for relationships that are deemed to be under-collateralized and at risk of non-payment.  Collection and loss mitigation efforts are a cooperative effort between the Commercial Loan Department and the Risk Management Division.

Delinquent Loans. The following table sets forth, as of December 31, 2013, the amounts and categories of delinquent loans that were still accruing interest.

	Accruing Loans Delinquent For
	30 to 59 Days	60 to 89 Days
	(Dollars in thousands)
Real estate
Commercial	$763	$196
Commercial construction and development	333	-
Consumer closed end first mortgage	11,680	2,122
Consumer open end and junior liens	609	185
Consumer loans	1,525	273
Commercial and industrial	67	393
Total	$14,977	$3,169
Total as a percent of total loans	1.5%	0.3%

Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated. Generally, loans are placed on non-accrual status when the loan becomes more than 90 days delinquent or sooner when collection of interest becomes doubtful. At December 31, 2013, we had troubled debt restructurings totaling $11.9 million, $1.9 million of which were included in non-accruing loans. Troubled debt restructurings involve forgiving a portion of interest or principal or making other adjustments to assist a borrower who is unable to meet the original terms of the loan. These restructurings are included in non-accruing loans until they perform according to the modified terms for six months. Then, if continued payments under the modified terms are deemed probable, and it is anticipated all principal will be recovered, they are removed from non-accrual status. Foreclosed assets owned include assets acquired in settlement of loans.

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accruing loans(1):
Commercial real estate	$1,349	$2,450	$7,592	$6,040	$9,057
Commercial construction and development	1,103	5,989	9,314	7,399	-
Consumer closed end first mortgage	4,057	11,030	10,433	12,781	16,390
Consumer open end and junior liens	421	1,396	1,087	1,862	1,597
Total real estate loans	6,930	20,865	28,426	28,082	27,044

Other loans:
Total consumer other	361	1,230	1,125	1,082	1,732
Commercial and industrial	1,109	1,315	1,160	1,019	1,873
Total other loans	1,470	2,545	2,285	2,101	3,605
Total non-accruing loans	8,400	23,410	30,711	30,183	30,649

Accruing loans delinquent 90 days or more:
Consumer closed end first mortgage	175	177	1,127	1,449	1,861
Consumer open end and junior liens	13	96	-	97	73
Total	188	273	1,127	1,546	1,934

Total nonperforming loans	8,588	23,683	31,838	31,729	32,583

Foreclosed assets:
Real estate:
Commercial real estate	2,477	1,138	2,003	2,288	1,941
Construction and development	1,699	50	97	97	-
Consumer closed end first mortgage	3,974	5,757	4,426	2,645	3,483
Other loans:
Other consumer	283	755	849	1,078	1,927
Commercial business	-	-	17	19	-
Total foreclosed assets	8,433	7,700	7,392	6,127	7,351

Non-performing investments	-	-	-	-	100

Total non-performing assets	$17,021	$31,383	$39,230	$37,856	$40,034
Total as a percentage of total assets	1.22%	2.21%	2.75%	2.69%	2.86%

(1) Includes non-performing troubled debt restructurings.

 For the year ended December 31, 2013, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $530,000. The amount included in interest income on these loans for the year ended December 31, 2013, was $390,000.

See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition at December 31, 2013 Compared to December 31, 2012 - Delinquencies and Non-performing Assets” for more information on our nonperforming assets.

Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 2013, there was an aggregate of $4.6 million of loans with respect to which known information about the possible credit problems of the borrowers has caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the non-performing asset categories. Due to stabilized economic conditions, we have seen a decrease in the amount of these loans during 2013, primarily in commercial loans. These loans have been considered in management’s determination of the adequacy of our allowance for loan losses. Management reviews each of these relationships at least quarterly to determine if further downgrades and specific loan allocations are prudent. Included in the $4.6 million above are five commercial real estate loans totaling $2.9 million, three construction and development loans totaling $1.1 million, three commercial business loans totaling $454,000 and one residential mortgage loan totaling $250,000. Loans totaling $769,000 million had corresponding specific loan loss allocations established of $335,000, and the majority of these loans were current as of December 31, 2013.

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

In connection with the filing of the Bank’s periodic reports with the FDIC and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review, at December 31, 2013, we had classified $35.1 million of the Bank’s assets as substandard or doubtful; including $6.7 million in substandard investments, $8.4 million in other real estate owned and repossessed assets, $19.2 million in substandard loans, and $531,000 in doubtful loans. The total amount classified represented 31.4% of our stockholders’ equity and 2.5% of our assets at December 31, 2013, compared to 40.5% and 4.0%, respectively, at December 31, 2012.

Provision for Loan Losses. We recorded a provision for loan losses during the year ended December 31, 2013 of $1.3 million, compared to $6.0 million for the year ended December 31, 2012 and $13.1 million for the year ended December 31, 2011. The provision for loan losses decreased in 2013 due to decreases in our non-performing and troubled loans, which warranted a decrease in our allowance for loan losses. Net charge-offs decreased to $3.9 million in 2013 compared to $6.8 million in 2012. The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Allowance for Loan Losses.”

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

The allowance for loan losses is based on estimates of losses inherent in the loan portfolio. Actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the general allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the probable incurred losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. Although the economy is stabilizing in the communities we serve and unemployment rates have improved compared to recent years, management has concluded that our allowance for loan losses should be greater than historical loss experience and specifically identified losses would otherwise indicate. This is while we continue to wait for the market to fully recover and partially due to the increase in higher risk loans like consumer and commercial, as a percentage of total loans.

At December 31, 2013, our allowance for loan losses was $13.4 million, or 1.4% of the total loan portfolio, and approximately 156.2% of total non-performing loans. Our allowance for loan losses balance decreased 16.4% December 31, 2012. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that are susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.

The following table sets forth an analysis of our allowance for loan losses.

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$16,038	$16,815	$16,372	$16,414	$15,107

Charge-offs:
Commercial	2,713	4,493	8,260	1,752	1,374
Mortgage	886	1,901	3,432	3,345	1,728
Consumer	940	1,608	2,126	3,195	3,154
Total charge-offs	4,539	8,002	13,818	8,292	6,256

Recoveries:
Commercial	69	586	146	93	186
Mortgage	273	239	274	298	110
Consumer	271	375	741	809	767
Total recoveries	613	1,200	1,161	1,200	1,063

Net charge-offs	3,926	6,802	12,657	7,092	5,193
Provisions charged to operations	1,300	6,025	13,100	7,050	6,500
Balance at end of period	$13,412	$16,038	$16,815	$16,372	$16,414

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.40%	0.71%	1.31%	0.69%	0.47%

Allowance as a percentage of non-performing loans	156.15%	67.72%	52.81%	51.60%	50.38%

Allowance as a percentage of total loans (end
of period)	1.37%	1.63%	1.83%	1.64%	1.53%

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

In the past, we also have maintained a trading portfolio of U.S. Government securities. We are permitted by the Board of Directors to have a portfolio of up to $5.0 million and to trade up to $2.0 million in these securities at any one time. At December 31, 2013, however, we did not have a trading portfolio. See Note 4 of the Notes to Consolidated Financial Statements contained in Item 8.

A majority of MutualBank’s investment portfolio is under the management of its wholly owned subsidiary, Mutual Federal Investment Company. Mutual Federal Investment Company, a Nevada corporation, holds, services, manages and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to Mutual Federal Investment Company. Mutual Federal Investment Company’s investment policy, for the most part, mirrors that of the Bank. Mutual Federal Investment Company has hired a third party investment advisor to manage its securities portfolio, subject to the oversight of their Board of Directors. At December 31, 2013, MutualBank had $264.3 million in consolidated investment securities. The portfolio is comprised of available for sale securities. At that date, Mutual Federal Investment Company managed $234.6 million of the total available for sale portfolio.

The following table sets forth the composition of our investment and mortgage-related securities portfolio and our other investments at the dates indicated. As of December 31, 2013, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$104,006	$103,517	$121,260	$126,375	$198,039	$202,846
Collateralized mortgage obligations	108,305	107,578	114,782	118,235	97,098	100,061
Federal agencies	5,005	4,774	13,008	13,014	2,012	2,014
Municipal obligations	27,357	27,338	3,129	3,264	3,364	3,558
Corporate obligations	24,648	21,141	24,147	20,309	27,488	22,399
Total investment securities held for sale	269,321	264,348	276,326	281,197	328,001	330,878

Investment in limited partnerships	2,092	N/A	2,603	N/A	3,113	N/A
Federal Home Loan Bank stock	14,391	N/A	14,391	N/A	14,391	N/A
Total investments	$285,804	$264,348	$293,320	$281,197	$345,505	$330,878

The following table indicates, as of December 31, 2013, the composition and maturities of our investment securities, excluding Federal Home Loan Bank (“FHLB”) stock.

	Due In
	Less Than 1 year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Amortized	Amortized	Amortized	Amortized	Amortized	Fair
	Cost	Cost	Cost	Cost	Cost	Value
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$4	$10	$7,197	$96,795	$104,006	$103,517
Collateralized mortgage obligations	-	-	-	108,305	108,305	107,578
Federal agencies	-	-	5,005	-	5,005	4,774
Municipal obligations	-	773	1,669	24,915	27,357	27,338
Corporate obligations	-	8,938	9,000	6,710	24,648	21,141
	$4	$9,721	$22,871	$236,725	$269,321	$264,348

Weighted average yield	2.96%	1.30%	2.11%	2.79%	2.68%

MutualBank routinely conducts reviews to identify and evaluate each investment security to determine if any other-than-temporary impairment (“OTTI”) has occurred. During the years ended December 31, 2013 and 2012, we did not have any OTTI on our investments compared to the $193,000 OTTI we recorded in 2011 on three pooled trust preferred securities that were deemed to be impaired after analyzing the underlying collateral and determining the amount of additional losses needed in the individual pools to create a shortfall in interest or principal payments. Those securities continue to be deemed impaired as of December 31, 2013. All trust preferred securities were priced using a discounted cash flow analysis as of December 31, 2013.

Pooled Trust Preferred Securities. The Company has invested in pooled trust preferred securities. At December 31, 2013, the current par balance of our pooled trust preferred securities was $8.2 million. The original par value of these securities was $10.3 million prior to the OTTI write-downs in 2011 and earlier, based on valuations by a third party. OTTI taken on trust preferred securities prior to 2013 was the result of deterioration in the performance of the underlying collateral. The deterioration was the result of increased defaults and deferrals of dividend payments in the current year, creating credit impairment along with weakening financial performance of performing collateral, increasing the risk of future deferrals of dividends and defaults. No additional OTTI was determined in 2013. All pooled trust preferred securities owned by the Bank are exempt from the Volcker Rule.

The following table provides additional information related to the Bank’s investment in trust preferred securities as of December 31, 2013.

Deal Name	Class	Original Par	Book Value	Fair Value	Unrealized gain/loss	Realized Losses 2013	Lowest Ratings	Number of Banks / Insurance Cos. Currently Performing	Total Number of Banks and Insurance Cos. In Issuance (Unique)	Actual Deferrals/ Defaults (as a % of original collateral)	Total Projected Defaults (as a % of performing collateral) (1)	Excess subordination (after taking into account best estimate of future deferrals/ defaults) (2)
	(Dollars in Thousands)
Alesco Preferred Funding IX	B+	$1,000	$907	$477	$430	$-	B2	40	53	16.04%	15.90%	51.83%
Preferred Term Securities XIII	Ca	1,000	785	368	417	-	Ca	43	61	28.68%	22.81%	4.22%
Preferred Term Securities XVIII	Ca	1,000	917	330	587	-	Ca	50	73	27.10%	13.30%	1.75%
Preferred Term Securities XXVII	C	1,000	710	304	406	-	C	32	46	25.08%	18.29%	6.39%
U.S. Capital Funding I	Caa1	3,000	2,891	1,594	1,297	-	Caa1	28	33	9.44%	8.90%	8.47%
U.S. Capital Funding III	Ca	1,000	500	263	237	-	Ca	28	38	21.94%	14.49%	-%
		$8,000	$6,710	$3,336	$3,374	$-

(1)	A 10% recovery is applied to all projected defaults by depository institutions. A 15% recovery is applied to all projected defaults by insurance companies. No recovery is applied to current defaults.
(2)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

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

A low-and-moderate income housing project qualifies for certain federal income tax credits if it is a residential rental property, the units are used on a non-transient basis, and at least 20% of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% or less of the area median gross income. Qualified low-income housing projects generally must comply with these and other rules for 15 years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitation for use as a general business credit, but no basis reduction is required for any portion of the tax credit claimed. As of December 31, 2013, at least 89% of the units in the Pedcor Projects were occupied, and all of the tenants met the income test required for the tax credits. Three of the eight projects continue to provide tax credits to the Bank.

We received tax credits totaling $159,000 for the year ended December 31, 2013, $283,000 for the year ended December 31, 2012 and $445,000 for the year ended December 31, 2011 from the Pedcor Projects. The Pedcor Projects continue to incur operating losses. We have accounted for our investments in the Pedcor Projects on the equity method. Accordingly, we have recorded our share of these losses as reductions to MutualBank’s investments in the Pedcor Projects. Of the eight investments in Pedcor projects, the Bank has written three projects down to zero and received tax credits on three projects.

The following summarizes MutualBank’s equity in the Pedcor Projects’ losses and tax credits recognized in our consolidated financial statements.

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Investments in Pedcor low income housing projects	$2,092	$2,603	$3,113

Equity in income (losses), net of income tax effect	$(299)	$(329)	$(253)
Tax credit	159	283	445
Increase (decrease) in after-tax income from Pedcor Investments	$(140)	$(46)	$192

See Note 8 of the Notes to Consolidated Financial Statements contained in Item 8 for additional information regarding our limited partnership investments.

Sources of Funds

General. Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits. We offer deposit accounts to consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market areas as well as online through our internet banking product. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. Occasionally we will accept brokered deposits from a broker but only if no fee is paid. At December 31, 2013, our brokered deposits totaled $33.1 million, or 3.0% of total deposits, with an average interest rate of 1.07% and a two-year weighted-average maturity.

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

The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2013, we were in compliance with these reserve requirements.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	December 31,
	2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transactions and savings deposits:
Noninterest bearing accounts	$144,195	12.95%	$138,269	11.68%	$123,936	10.61%
Savings accounts	119,380	10.73	110,211	9.31	98,122	8.40
Interest-bearing NOW and demand accounts	262,114	23.55	259,220	21.89	218,915	18.74
Money market accounts	115,600	10.39	98,366	8.31	85,069	7.28
Total non-certificates	641,289	57.62	606,066	51.19	526,042	45.03

Certificates:
0.00 -1.99%	346,430	31.12	359,631	30.37	371,929	31.83
2.00 -3.99%	119,678	10.75	184,403	15.57	210,060	17.98
4.00 -5.99%	5,687	0.51	33,909	2.86	60,316	5.16
6.00 -7.99%	-	-	-	-	10	-
Total certificates	471,795	42.38	577,943	48.81	642,315	54.97
Total deposits	$1,113,084	100.00%	$1,184,009	100.00%	$1,168,357	100.00%

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2013.

	0.00 - 1.99%	2.00 - 3.99%	4.00 - 5.99%	6.00- 7.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2014	$63,234	$25,428	$5,606	$-	$94,268	19.98%
June 30, 2014	55,067	14,332	11	-	69,410	14.71
September 30, 2014	28,516	6,637	-	-	35,153	7.45
December 31, 2014	18,866	6,649	-	-	25,515	5.41
March 31, 2015	7,185	9,737	-	-	16,922	3.59
June 30, 2015	14,419	15,490	-	-	29,909	6.34
September 30, 2015	22,347	16,973	-	-	39,320	8.33
December 31, 2015	8,034	1,898	-	-	9,932	2.11
March 31, 2016	9,854	3,536	-	-	13,390	2.84
June 30, 2016	23,335	4,025	-	-	27,360	5.80
September 30, 2016	3,726	3,916	51	-	7,693	1.63
December 31, 2016	5,439	277	-	-	5,716	1.21
Thereafter	86,408	10,780	19	-	97,207	20.60
Total	$346,430	$119,678	$5,687	$-	$471,795	100.00%

Percent of total	73.43%	25.37%	1.20%	-%	100.00%

The following table indicates, as of December 31, 2013, the amount of our certificates of deposit and other deposits by time remaining until maturity.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates of deposit less than $100,000	$56,916	$46,936	$39,247	$146,693	$289,792
Certificates of deposit of $100,000 or more	37,323	21,387	20,533	99,877	179,120
Public Funds (1)	29	1,087	888	879	2,883
Total Certificates of deposit	$94,268	$69,410	$60,668	$247,449	$471,795

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

We may obtain advances from the FHLB of Indianapolis upon the pledging of certain collateral. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2013 we had $142.9 million in FHLB advances outstanding. Based on current collateral levels, we could borrow an additional $155.1 million from the FHLB at prevailing interest rates. In order to have access to FHLB advances, we are required to own stock in the FHLB of Indianapolis. At December 31, 2013, we had $14.4 million in that stock.

In 2013, the Company refinanced $7.6 million from First Tennessee Bank, N.A. in existing long-term debt. The loan was originated at a variable rate of LIBOR plus 2.80%; however the Company entered into an interest rate swap that fixed the rate of the note at 3.915%. The balance of the loan at December 31, 2013 was $6.8 million and matures in December 2017.

We also are authorized to borrow from the Federal Reserve Bank of Chicago’s “discount window.” We have never borrowed from the Federal Reserve Bank and currently do not have any assets pledged to them for borrowing.

The Company acquired $5.0 million of issuer trust preferred securities in the 2008 acquisition of another financial institution. The net balance of these securities as of December 31, 2013 was $4.1 million due to the purchase accounting adjustment made at the time of the acquisition. The securities mature 30 years from the date of issuance, July 29, 2005. The securities bore a fixed rate of interest of 6.22% for the first five years, resetting quarterly thereafter at the prevailing three-month LIBOR rate plus 170 basis points. In December 2009, the Company entered into a cash flow hedge with FTN Financial to fix the floating portion of the issued trust preferred security at 5.15% for the next five years starting on September 15, 2010. The Company has had the right to redeem the trust preferred securities, in whole or in part, without penalty, since September 15, 2010. These securities mature on September 15, 2035.

The following table sets forth, for the years indicated, the maximum month-end balance and average balance of FHLB advances and other borrowings.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Maximum Balance:
FHLB advances	$142,928	$136,671	$128,328
Other borrowings	12,589	12,417	13,174

Average Balance:
FHLB advances	$95,654	$107,580	$105,391
Other borrowings	12,268	12,077	12,853

The following table sets forth certain information as to our borrowings at the dates indicated.

	December 31,
	2013	2012	2011
	(Dollars in thousands)
FHLB advances	$142,928	$74,675	$101,451
Other borrowings	10,890	11,606	12,410
Total borrowings	$153,818	$86,281	$113,861

Weighted average interest rate of FHLB advances	1.25%	1.30%	2.55%
Weighted average interest rate of other borrowings(1)	4.38%	5.64%	5.66%

(1)	Our other borrowings include a term loan and a subordinated debt as of December 31, 2013.

Trust and Financial Services

MutualWealth and MutualFinancial Advisors are the wealth management and brokerage divisions of the Bank that provide a variety of fee-based financial services, including trust, investment, insurance, broker advisory, retirement plan and private banking services, in our market areas. Trust services are provided to both individual and corporate customers, including personal trust and agency accounts, employee benefit plans and corporate bond trustee accounts. These activities provide a significant source of fee income to the Company and in 2013 constituted 32.1% of the Company’s non-interest income.

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

At December 31, 2013, MutualBank had one other active subsidiary, Mutual Federal Investment Company, which is a Nevada corporation that holds and manages a portion of MutualBank’s investment portfolio. As of December 31, 2013, the market value of securities managed was $234.6 million. Mutual Federal Investment Company has one active subsidiary, Mutual Federal REIT, Inc., which is a Maryland corporation holding approximately $44.6 million in consumer closed end first mortgage loans.

Employees

At December 31, 2013, we had a total of 360 full-time and 52 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

How We Are Regulated

MutualBank is an Indiana commercial bank subject to regulation by the IDFI and the FDIC, and the Company is a bank holding company subject to FRB regulation. The Dodd Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which has authority to promulgate regulations intended to protect consumers with respect to financial products and services, including those provided by the Bank, and to restrict unfair, deceptive or abusive conduct by providers of consumer financial products and services. The FDIC regulates the Bank under these regulations. As a public company, the Company is subject to the regulation and reporting requirements of the SEC.

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

MutualFirst. MutualFirst is a bank holding company subject to regulatory oversight by the FRB. MutualFirst is required to register and file reports with the FRB and is subject to regulation and examination by the FRB, including regulations requiring that the Company serve as a source of financial and managerial strength for the Bank, particularly if the Bank is in financial distress. In addition, the FRB has enforcement authority over the Company and any of its non-bank subsidiaries. The Company’s direct activities and those of non-bank subsidiaries are subject to FRB regulation and must be closely related to banking, as determined by the FRB. The Company must obtain FRB approval to acquire substantially all the assets of another bank or bank holding company or to merge with another bank holding company. In addition, the Company must obtain FRB authorization to control more than 5% of the shares of any other bank or bank holding company and may not own more than 5% of any other entity engaged in activities not permitted for the Company. The IDFI also has oversight authority over the Company including acquisitions of other Indiana banks or bank holding companies and transactions with the Bank. The FRB imposes consolidated capital requirements on the Company. See “- Regulatory Capital Requirements” and “New Capital Regulations.”

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

The Bank’s primary federal regulator is the FDIC. See “- FDIC Regulation and Insurance of Accounts.”

FDIC Regulation and Insurance of Accounts. As a state-chartered, non-member bank, MutualBank is subject to regulation, examination and supervision by the FDIC. The FDIC does not assess fees for its examination and supervision of the Bank. The FDIC oversees the Bank’s operations under federal law, regulations and policies, including consumer compliance laws, and ensures that the Bank operates in a safe and sound manner. It regulates the Bank’s branching, transactions with affiliates (including the Company) and loans to insiders. Under FDIC regulations, the Bank generally is prohibited from acquiring or owning any equity investments impermissible for national banks and from engaging as principal in activities that are not permitted for national banks without FDIC approval. During examinations, the FDIC may require the Bank to establish additional reserves for loan losses, which would decrease the Company’s net income. The FDIC has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan.

The Bank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. The basic deposit insurance level is $250,000 per each separately insured depositor, as defined in FDIC regulations. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended December 31, 2013 were $1.1 million. Those premiums may increase due to strains on the FDIC deposit insurance fund due to the cost of bank failures. Also, if the Bank’s regulatory capital or supervisory ratings deteriorate, these deposit premiums may increase.

In accordance with the Dodd Frank Act, the FDIC has issued regulations setting insurance premium assessments based on an institution's total assets minus its Tier 1 capital instead of its deposits. The Bank’s FDIC premiums are based on its assignment under one of four risk categories based on the Bank’s capital, supervisory ratings and other factors. In order to improve the FDIC deposit insurance fund’s reserve ratio (the ratio of the net worth of the deposit insurance fund to estimated insured deposits) and address anticipated strains on the fund, the FDIC required each insured institution to prepay at the end of 2009 the estimated amount of its assessments through the end of 2012. We began paying regular deposit insurance premiums in 2013. Federal law requires that the reserve ratio of the FDIC deposit insurance fund be at least 1.35% by September 2020, and the FDIC has established a plan to meet that requirement.

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

Any bank that has a Tier 1 risk-based or leverage capital ratio of less than 3.0% or a risk-based capital ratio of less than 6.0% is considered “significantly undercapitalized” and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution. A bank that becomes “critically undercapitalized” because it has a tangible equity capital ratio of 2.0% or less is subject to further restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, a receiver or conservator must be appointed, with certain limited exceptions, within 90 days after a bank becomes critically undercapitalized.

To be considered well-capitalized under the current prompt corrective action standards, a bank must have at least a 5% leverage capital ratio, a 6% Tier 1 risk-based capital ratio and a 10% total risk-based capital ratio and no enforceable individualized capital requirement. Banks that are not well-capitalized are adequately capitalized under these standards until capital ratios fall to the under capitalized level. Once a bank is not well-capitalized it generally may not accept brokered deposits and is subject to limits on the rates it offers on deposits. See “New Capital Rules.”

The FRB has established similar capital ratio requirements that apply to bank holding companies, including the Company, on a consolidated basis. To be considered well-capitalized a bank holding company must have, on a consolidated basis, at least a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 10% and not a higher enforceable individualized capital requirement.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Company and the Bank will be subject to new capital regulations adopted by the FRB and the FDIC, which create a new required ratio for common equity Tier 1 (“CET1”) capital, increase the minimum leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios, and change what qualifies as capital for purposes of meeting the capital requirements.

Under the new capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) unless we elect to exclude AOCI from regulatory capital, as discussed below; and certain minority interests; all subject to applicable regulatory adjustments and deductions.

There are a number of changes in what constitutes regulatory capital, subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. Mortgage servicing and deferred tax assets over designated percentages of CET1 will be deducted from capital. In addition, Tier 1 capital will include AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities. Because of our asset size, we have the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations. We are considering whether to elect this option.

The new requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Company and the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The new capital conservation buffer requirement is to be phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets will be required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019.

The FDIC’s prompt corrective action standards change when these new capital regulations become effective. Under the new standards, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5% (new), a ratio of Tier 1 capital to risk-weighted assets of 8% (increased from 6%), a ratio of total capital to risk-weighted assets of 10% (unchanged), and a leverage ratio of 5% (unchanged); and in order to be considered adequately capitalized, it must have the minimum capital ratios described above.

Although we continue to evaluate the impact that the new capital rules will have on the Company and the Bank, we anticipate that the Company and the Bank will remain well-capitalized under the new capital rules, and will meet the capital conservation buffer requirement.

Limitations on Dividends and Other Capital Distributions. The Company’s major source of funds consists of dividends from the Bank. The ability of the Bank to pay dividends depends on its earnings and capital levels and may be limited by FDIC or IDFI directives or orders. In addition, under Indiana law, the Bank may pay dividends from undivided profits; however, in some circumstances it may be required to obtain IDFI approval of a dividend if the total dividends declared during the current year, including the proposed dividend, exceeds net income for the current year and retained net income for the prior two years, which excludes dividends paid during those years. The approval from IDFI is not required if the Bank meets exemption guidelines that mandate minimums for examination ratings and the Tier 1 leverage capital ratio, and the Bank is not subject to corrective action or supervisory order agreements. Since the Bank became regulated by the IDFI, they have been exempt from the pre-approval requirements but are still required to notify the IDFI of any proposed dividend. It is the Bank’s policy to maintain a strong capital position, so, in times of financial or economic distress, the Bank will be less likely to pay dividends to the Company.

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

Volcker Rule Regulations. Regulations were recently adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of banks and their holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds, and certain other investments, including certain CMOs, CDOs, CLOs and others. The regulations will become effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015. We have reviewed our investment portfolio and all currently owned trust preferred securities are exempt from the Volcker Rule regulations.

Federal Taxation

General. We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to us. MutualBank’s federal income tax returns have been closed without audit by the IRS through its year ended December 31, 2009. MutualFirst and MutualBank will file a consolidated federal income tax return for fiscal year 2013.

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

State Taxation

MutualBank is subject to Indiana’s financial institutions tax, which is imposed at a flat rate of 8.5% on “adjusted gross income” apportioned to Indiana. “Adjusted gross income,” for purposes of the financial institutions tax, begins with taxable income as defined by Section 63 of the Internal Revenue Code and incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications including only considering members of the combined group which have Indiana nexus. Indiana legislature has reduced the financial institutions tax from 8.5% to 6.5% in 0.5% increments over the next four years. The full change will be effective at the end of 2017.

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

The recent economic recession was severe in our primary market area of northern and east central Indiana, which is not a high growth market. If those local economic conditions do not continue to improve, our results of operations and financial condition could be impacted adversely as borrowers’ ability to repay loans declines and the value of the collateral securing loans decreases. A return of recessionary conditions could result in further increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions are impacted by changes to short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular. The economy continues to recover from the recent severe recession, which caused high unemployment levels, declining real estate values and eroded consumer confidence. The recession also reduced demand for commercial business and real estate loans in our local market. Declines in real estate values and other effects of the recession impacted household and corporate incomes, impairing the ability of our borrowers to repay their loans in accordance with their terms and increasing our non-performing loans, loan charge-offs, provisions for loan losses and foreclosures.

Substantially all of our loans are located in northern and east central Indiana, which was impacted by the recession more severely than the national average. Our primary market area, which consists of Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana and Berrien county in Michigan, has experienced limited population growth of 0.64% from 2000 through 2010. This data from the census bureau reflects population increases in our northern region market of 2.02% compared to the reduction in population of our central region of (3.04%). Unemployment levels in our Indiana market area are higher than the national levels. According to data published by the Bureau of Labor Statistics of the United States Department of Labor, the national unemployment rate for the United States at December 31, 2013 was 6.7% (seasonally adjusted) compared to an average rate of 6.9% (not seasonally adjusted) for our market areas in Indiana. See “Item 1 - Business - Market Area.”

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

Loan Secured by Residential Property. At December 31, 2013, $602.5 million, or 60.7% of our total loan portfolio, was secured by one- to four-family mortgage loans, including loans held for sale and home equity loans and home equity lines of credit. This type of lending is generally sensitive to regional and local economic conditions that impact the ability of borrowers to meet their loan payment obligations. The decline in residential real estate values as a result of the downturn in the Indiana housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. In addition, borrowers seeking to sell their homes may find that they cannot sell their properties for an amount equal to or greater than the unpaid principal loan balance. Though the housing market in Indiana continued to experience some improvement in 2013, a return to declines in real estate sales and the home values coupled with continued high unemployment may result in higher than expected residential loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

Commercial Real Estate, Construction and Development and Commercial Business Loans. At December 31, 2013, 29.2% of our total loan portfolio consisted of commercial real estate, construction and development and commercial business loans to small and mid-sized businesses in our primary market areas, which are the types of businesses that have a heightened vulnerability to local economic conditions. Though the recent recession has slowed our growth in this lending area since 2008, the Company did have growth it the commercial portfolio in 2013. At December 31, 2013, our loan portfolio included $13.3 million of commercial construction and development loans, $200.8 million of commercial real estate loans and $75.4 million of commercial business loans compared to $17.5 million, $203.6 million and $67.8 million for construction and development, commercial real estate and business loans, respectively, at December 31, 2012. Although we have seen a stabilization in the portfolio in 2013 and a reduction in non-performing loans, a decline in property values and other market impacts could lead to an increase in non-performing loans. See “Item 1 - Business of MutualBank - Asset Quality - Non-Performing Assets.”

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

Consumer Loans. At December 31, 2013, $100.0 million, or 10.1% of our total loan portfolio consisted of consumer loans, of which $14.9 million consisted of automobile loans, $79.4 million consisted of boat/RV loans and $5.8 million consisted of home equity loans, including lines of credit. Generally, we consider these types of loans to involve a higher degree of risk compared to mortgage loans on one- to four-family, owner-occupied residential properties, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Although our indirect loans, which totaled $75.2 million at December 31, 2013, were underwritten by a third party using our guidelines, they were originated to customers outside of our normal lending area which present greater risks than other types of lending activities. As a result of this portfolio of consumer loans, it may become necessary to increase the level of our provision for loan losses, which could hurt our profits.

Adjustable Rate Loans. At December 31, 2013, $349.9 million, or 35.3% of our total loan portfolio consisted of adjustable rate loans. Borrowers with adjustable rate loans are exposed to increased monthly payments when the related interest rate adjusts upward under the terms of the loan to the rate computed in accordance with the applicable index and margin. Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable-rate loans, increasing the possibility of default. Borrowers seeking to avoid these increased monthly payments by refinancing their loans may no longer be able to find available replacement loans at comparably lower interest rates. In addition, declining real estate prices may prevent refinancing or a sale of the property, because borrowers have insufficient equity in the real estate. These events, alone or in combination, may contribute to higher delinquency rates and negatively impact our earnings.

If our allowance for loan losses is not sufficient to cover actual loan losses or our non-performing assets increase, our earnings will suffer. Increases in our provision for loan losses adversely impact our earnings and operations.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience and evaluate current economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance. Additions to our allowance decrease our net income. Our regulators periodically review our allowance for loan losses and may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their review. These increases in our allowance for loan losses or loan charge-offs may have a material adverse effect on our financial condition and results of operations. Our allowance for loan losses was 1.37% of gross loans and 156.15% of non-performing loans at December 31, 2013, compared to 1.63% of gross loans and 67.72% of non-performing loans at December 31, 2012 and 1.83% of gross loans and 52.81% of non-performing loans at December 31, 2011.

At December 31, 2013, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, non-accrual troubled debt restructurings and foreclosed real estate assets) totaled $17.0 million, which was a decrease of $14.4 million, or 45.8% reduction in non-performing assets at December 31, 2012. This decrease reflects improved economic conditions within our market areas. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, we must write down the value of properties in our REO portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs including taxes, insurance and maintenance related to our REO. Further, the resolution of non-performing assets requires the active involvement of management, potentially distracting them from the overall supervision of our operations and other income-producing activities.

During the 2013 fiscal year, we recorded a provision for loan losses of $1.3 million compared to $6.0 million for the 2012 fiscal year and $13.1 million for the 2011 fiscal year. We also recorded net loan charge-offs of $3.9 million in 2013, compared to $6.8 million in 2012 and $12.7 million in 2011. During 2013, we experienced less loan delinquencies and credit losses than in 2012 and 2011, due to improved economic conditions. If declining trends in the housing, real estate and local business markets return, we would expect increased levels of delinquencies and credit losses to return, which would adversely impact our financial condition and results of operations.

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

Changes in interest rates also may affect the average life of loans and mortgage-related securities. Decreases in interest rates or continuing low interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we have been and continue to be subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable-rate loans. Also, increases in interest rates may extend the life of fixed-rate assets, which could limit the funds we have available to reinvest in higher-yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the interest they could receive as a result of the higher market interest rates.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2013, the fair value of our portfolio of available-for-sale securities totaled $264.3 million. Gross unrealized gains on these securities totaled $3.2 million, while gross unrealized losses on these securities totaled $8.2 million, resulting in a net unrealized loss of $5.0 million at December 31, 2013.

At December 31, 2013, our interest rate risk analysis indicated that our net portfolio value would decrease by 23.4% if there was an instantaneous parallel 200 basis point increase in market interest rates. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Asset/Liability Management.”

Our strategies to modify our interest rate risk profile may be difficult to implement.

Our asset/liability management strategies are designed to decrease our interest rate risk sensitivity. One such strategy is to increase the amount of adjustable rate and/or short-term assets. The Bank offers adjustable rate loan products as a means to achieve this strategy. The availability of lower rates on fixed-rate loans has generally created a decrease in borrower demand for adjustable rate assets. Additionally, these adjustable-rate assets may prepay. At December 31, 2013, 35.3% of our loan portfolio consisted of adjustable-rate loans, compared to 33.4% at December 31, 2012.

We also are managing our liabilities to moderate our interest rate risk sensitivity. Customer demand is primarily for short-term certificates of deposit and transaction accounts. Using short-term liabilities to fund long-term, fixed-rate assets will increase the interest rate sensitivity of any financial institution. When needed, we are utilizing FHLB advances and repurchase agreements to mitigate the impact of customer demand by lengthening the maturities of these advances or entering into longer term repurchase agreements, depending on liquidity or investment opportunities.

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

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings, which may materially adversely affect our stockholders’ equity, regulatory capital and continuing operations. Fluctuations in market value may be caused by decreases in interest rates, lower market prices for securities and limited investor demand, as well as the default rates of specific financial institutions whose securities provide the underlying collateral for these securities and changes in credit risk based on the condition of the issuer. The valuation of our investment securities also is influenced by the implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting, which requires us to report our available-for-sale securities at their estimated fair value. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. At December 31, 2013, the change in net unrealized losses on securities available for sale from the level at December 31, 2012 was a decrease of $9.8 million. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them.

Our securities portfolio is evaluated for OTTI on at least a quarterly basis. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. We did not record any OTTI in 2013 or 2012; however, during the year ended December 31, 2011, we recognized a $723,000 OTTI charge on available-for-sale securities we hold for investment. During 2011, management concluded that the decline of the estimated fair value below the cost of the security was not a temporary impairment and recorded a credit loss of $193,000 through non-interest income. We determined the remaining decline in value was not related to specific credit deterioration. We do not intend to sell these securities before their maturity; however, we may not recover the remaining amortized cost basis.

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

Our agreements with investors to sell our loans generally contain covenants that require us to repurchase loans under certain circumstances, including some delinquencies, or to return premiums paid by those investors if the loans are paid off early. If we are required to repurchase sold loans under these covenants, they may be deemed troubled loans, with the potential for charge-offs and/or loss provision changes, which could impact our earnings and asset quality ratios adversely. The Bank was required to repurchase three loans from investors during 2012 and two loans in 2013.

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

We sell a portion of our one- to four-family loans in the secondary market. We generally retain the right to service these loans. At December 31, 2013, our MSRs totaled $1.9 million. We use a financial model that uses, wherever possible, quoted market prices to value our MSRs. This model is complex and also uses assumptions related to interest and discount rates, prepayment speeds, delinquency and foreclosure rates and ancillary fee income. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the model. The primary risk associated with MSRs is that they will lose a substantial portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. If prepayment speeds increase more than estimated or delinquency and default levels are higher than anticipated we may be required to write down the value of our MSRs which could have a material adverse effect on our net income and capital levels. The Company obtains independent valuations at least semi-annually to determine if impairment in the asset exists.

Declining economic conditions may adversely impact the fees generated by our asset management and trust business.

To the extent our asset management and trust clients and their assets become adversely impacted by weak economic and stock market conditions, they may choose to withdraw the assets managed by us and the value of their assets may decline. Our asset management revenues are based on the value of the assets we manage. If our clients withdraw assets or the value of their assets decline, our revenues from these activities may be adversely affected. These fees totaled $3.0 million and $2.7 million in 2013 and 2012, respectively.

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

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have national name recognition, greater resources and lending limits than we do and may offer certain services or prices for services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our market.

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

At December 31, 2013, we had a core deposit premium of $1.4 million, due mainly to our 2008 acquisition of another financial institution. Under GAAP, we are required to periodically assess the value of this intangible asset based on a number of factors to determine if there is partial or full impairment. The factors taken into consideration include the market price of our stock, the net present value of our assets and liabilities and valuation information for similar financial institutions. This evaluation involves a substantial amount of judgment. If actual conditions underlying the factors differ from our assessment, the core deposit intangible could be subjected to faster amortization or partial or complete impairment, which would reduce the value of this asset and reduce our earnings, perhaps materially.

We currently hold a significant amount of bank-owned life insurance.

At December 31, 2013, we held $95.1 million of bank-owned life insurance or BOLI on key employees and executives, with a cash surrender value of $49.8 million. These policies are maintained to fund amounts owed under executive supplemental retirement plans. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

We may not be able to fully realize our deferred tax asset.

At December 31, 2013, we had a $17.0 million deferred income tax benefit based on differences between the financial statement amounts and tax bases of assets and liabilities and reflecting mainly an allowance for loan loss timing difference and business tax and AMT carryover. The value of our deferred income tax benefit is reviewed regularly under various forecasts and assumptions, including anticipated levels of taxable net income, to determine the likelihood of realizing the benefit. If actual results or subsequent forecasts differ from our current judgments, to the extent that it becomes more likely than not that this benefit will not be fully realized, we would have to write down this asset, which would negatively impact results of operations and reduce our asset size.

If our investment in the FHLB of Indianapolis becomes impaired, our earnings and stockholders’ equity could decrease.

At December 31, 2013, we owned $14.4 million in FHLB of Indianapolis stock. We are required to own this stock to be a member of and to obtain advances from our FHLB. This stock is not marketable and can only be redeemed by our FHLB. The most recent stock buyback initiated by FHLB was in 2011 to repurchase some excess member stock, and we reduced our holdings by $2.3 million at that time. Our FHLB’s financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB stock to be deemed impaired, resulting in a decrease in our earnings and assets.

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

In response to the recent financial crisis, Congress took actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the FDIC has taken actions to increase insurance coverage on deposit accounts. The Dodd-Frank Act created the CFPB which has broad authority to issue regulations governing the services and products we provide consumers. This additional regulation could increase our compliance costs and otherwise adversely impact our operations. That legislation also contains provisions that, over time, could result in the need for more regulatory capital requirements and loan loss provisions for the Company and the Bank and may increase interest expense due to the ability to pay interest on all demand deposits.

In the recent economic downturn, federal and state banking regulators have been active in responding to concerns and trends identified in examinations and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. The FDIC and IDFI govern the activities in which the Bank may engage, primarily for the protection of depositors and not for the protection or benefit of stockholders. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability. Recent regulatory changes regarding card interchange fee income does not currently apply to us but could change in the future. Prior year changes in overdraft protection programs decreased the amount of fees we receive for those services. During 2013, overdraft protection and nonsufficient fund fees totaled $2.2 million. Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

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

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution's total assets minus its tangible equity instead of its deposits. The cost of our deposit insurance was $1.1 million in 2013, compared to $1.3 million in 2012, primarily due to changes in the premium computation methods. Our future deposit insurance premiums may increase if the FDIC determines that it will not meet the required or anticipated minimum reserve ratios discussed, which could have a negative impact on our earnings.

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

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise more capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital in response to a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock. The issuance of additional shares of common stock or convertible securities to new stockholders would be dilutive to our current stockholders.

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

MutualFirst’s primary source of revenue is dividends from the Bank. The IDFI must be notified of dividends made from the Bank to the Company and may choose to limit Bank dividends. If the Bank is unable to pay dividends, MutualFirst may not be able to service its debt, pay its other obligations or pay dividends on the Company’s common stock, which could have a material adverse impact on our financial condition or the value of your investment in our common stock.

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

As of December 31, 2013, our directors and executive officers as a group beneficially owned 1,211,977 shares, or 17.0%, of our common stock (including immediately exercisable options for 83,000 shares). In addition, our employee stock ownership plan and charitable foundation controlled, respectively, 6.6% and 3.1% of our common stock on that date. In addition, as of December 31, 2013, 62,003 shares were reserved under various stock benefit plans for future awards for our directors, officers and employees. Due to this significant collective ownership of or control over our common stock, our directors and executive officers may be able to influence the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other stockholders and could prevent any stockholder action requiring a supermajority vote under our articles of incorporation.

Item 1B. Unresolved Staff Comments

Not applicable.

 Item 2. Properties

At December 31, 2013 we had 30 full service offices. Our offices are located within east central and northern Indiana. At December 31, 2013, we owned our home office in Muncie, Indiana and all of our financial center offices. We lease offices in central Indiana for our trust services and a loan origination office in southwest Michigan. The net book value of our investment in premises and leaseholds was approximately $29.0 million at December 31, 2013. We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.

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

	Stock Price		Dividends
	High	Low	per Share
2013 Quarters:
First Quarter (ended 03/31/13)	$14.35	$11.75	$0.06
Second Quarter (ended 06/30/13)	$16.47	$14.00	$0.06
Third Quarter (ended 09/30/13)	$15.46	$14.30	$0.06
Fourth Quarter (ended 12/31/13)	$17.39	$15.44	$0.06

2012 Quarters:
First Quarter (ended 03/31/12)	$9.95	$7.15	$0.06
Second Quarter (ended 06/30/12)	$11.40	$9.80	$0.06
Third Quarter (ended 09/30/12)	$11.58	$10.36	$0.06
Fourth Quarter (ended 12/31/12)	$12.55	$11.29	$0.06

At December 31, 2013, there were 7,117,179 shares of common stock outstanding and approximately 1,205 common stockholders of record.

Our common stock cash dividend payout policy is continually reviewed by management and the Board of Directors. During 2013, the Company paid annual common stock dividends of $0.24. The Company intends to continue its policy of paying quarterly dividends and hopes to continue to pay dividends at least at the same level as in 2013. However, future common stock dividend payments will depend upon a number of factors, including capital requirements, regulatory limitations, the Company’s financial condition, results of operations and the Bank’s ability to pay dividends to the Company. The Company relies significantly upon dividends from the Bank to accumulate earnings for payment of cash dividends to Treasury and our common stockholders.

The Company did not adopt any common stock repurchase plan in 2013 and currently has no common stock repurchase plan in place for 2014. No shares of the Company’s stock were repurchased during 2013.

Information regarding our equity compensation plans is included in Item 12 of this Form 10-K.

Item 6. Selected Financial Data

 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following information is only a summary and you should read it in conjunction with our consolidated financial statements and accompanying notes contained in Item 8 of this Form 10-K.

	At or For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,391,405	$1,422,458	$1,427,193	$1,406,902	$1,400,885
Cash and cash equivalents	25,285	32,778	55,223	26,821	46,341
Loans, net	965,966	969,545	900,460	978,901	1,059,694
Investment securities
Available-for-sale, at fair value	264,348	281,197	330,878	245,165	130,914
Held to maturity	-	-	-	-	8,147
Total deposits	1,113,084	1,184,009	1,168,357	1,121,569	1,045,196
Total borrowings	153,818	86,281	113,861	141,705	212,074
Total stockholders' equity	111,641	139,493	132,627	131,140	129,727

Selected Operations Data:
Total interest income	$51,667	$55,348	$61,353	$67,398	$71,852
Total interest expense	11,224	14,704	20,034	25,195	30,624
Net interest income	40,443	40,644	41,319	42,203	41,228
Provision for loan losses	1,300	6,025	13,100	7,050	6,500
Net interest income after provision for loan losses	39,143	34,619	28,219	35,153	34,728

Service fee income	5,989	6,492	6,987	7,229	7,458
Gain (loss) on sale of loans and investment securities	1,687	4,701	4,771	2,222	3,132
Other-than-temporary impairment, securities	-	-	(193)	(841)	(2,555)
Other non-interest income	5,876	4,331	4,445	4,469	3,937
Total non-interest income	13,552	15,524	16,010	13,079	11,972

Salaries and employee benefits	22,492	21,335	21,690	21,078	23,047
Other expenses	17,195	18,930	18,726	18,927	20,279
Total non-interest expense	39,687	40,265	40,416	40,005	43,326
Income (loss) before taxes	13,008	9,878	3,813	8,227	3,374
Income tax expense (benefit)	3,808	2,632	329	1,676	211
Net income (loss)	9,200	7,246	3,484	6,551	3,163
Preferred stock dividends and accretion	1,257	1,446	2,115	1,803	1,803
Net income (loss) available to common stockholders	$7,943	$5,800	$1,369	$4,748	$1,360

Quarter Ended	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income (Loss)	Net Income (Loss) Available to Common Shareholders	Basic Earnings Per Common Share	Diluted Earnings Per Common Share

2013
March 31	$12,901	$2,922	$9,979	$950	$1,976	$1,614	$0.23	$0.22
June 30	12,877	2,857	10,020	550	2,112	1,834	0.26	0.25
September 30	13,041	2,801	10,240	750	2,472	2,201	0.31	0.30
December 31	12,848	2,643	10,205	(950)	2,641	2,295	0.32	0.31

Total	$51,667	$11,223	$40,444	$1,300	$9,201	$7,944	$1.12	$1.09

2012
March 31	$13,909	$4,041	$9,868	$1,350	$1,426	$1,066	$0.16	$0.15
June 30	14,100	3,750	10,350	1,850	1,644	1,282	0.18	0.18
September 30	13,908	3,593	10,315	1,475	2,173	1,811	0.26	0.26
December 31	13,431	3,320	10,111	1,350	2,003	1,641	0.23	0.23

Total	$55,348	$14,704	$40,644	$6,025	$7,246	$5,800	$0.83	$0.82

2011
March 31	$15,683	$5,368	$10,315	$4,200	$(693)	$(1,144)	$(0.17)	$(0.17)
June 30	15,807	5,253	10,554	1,700	1,681	1,230	0.18	0.18
September 30	15,249	4,854	10,395	3,200	1,448	596	0.09	0.09
December 31	14,614	4,559	10,055	4,000	1,048	687	0.10	0.10

Total	$61,353	$20,034	$41,319	$13,100	$3,484	$1,369	$0.20	$0.20

	At or For the Year Ended December 31,
	2013	2012	2011	2010	2009
Selected Financial Ratios and Other Financial Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.66%	0.50%	0.24%	0.45%	0.23%
Return on average tangible equity (ratio of net income to average tangible equity)	7.42%	5.47%	1.39%	4.96%	1.49%
Interest rate spread information:
Average during the period	2.99%	2.89%	2.97%	2.97%	2.98%
Net interest margin(1)	3.13%	3.05%	3.16%	3.19%	3.22%
Ratio of operating expense to average total assets	2.83%	2.78%	2.83%	2.76%	3.17%
Ratio of average interest-earning assets to average interest-bearing liabilities	115.79%	114.33%	112.66%	111.25%	110.67%
Efficiency ratio(2)	73.50%	71.69%	70.50%	72.86%	81.84%

Asset Quality Ratios:(3)
Non-performing assets to total assets	1.22%	2.21%	2.75%	2.69%	2.86%
Non-performing loans to total loans	0.88%	2.40%	3.47%	3.19%	3.03%
Allowance for loan losses to non-performing loans	156.15%	67.72%	52.81%	51.60%	50.38%
Allowance for loan losses to loans receivable, net	1.37%	1.63%	1.83%	1.64%	1.53%

Capital Ratios:
Equity to total assets(3)	8.02%	9.81%	9.29%	9.32%	9.27%
Average equity to average assets	9.24%	9.64%	9.34%	9.24%	9.29%

Share and Per Share Data:
Average common shares outstanding:
Basic	7,076,877	6,951,727	6,907,015	6,873,508	6,840,659
Diluted	7,287,818	7,055,684	6,976,634	6,896,107	6,840,748
Per share:
Basic earnings available to common stockholders	$1.12	$0.83	$0.20	$0.69	$0.20
Diluted earnings available to common stockholders	$1.09	$0.82	$0.20	$0.69	$0.20
Dividends-common stock	$0.24	$0.24	$0.24	$0.24	$0.42
Dividend payout ratio(4)	22.02%	29.27%	120.00%	34.78%	210.00%

Other Data:
Number of full-service offices	30	31	32	33	33

 (1) Net interest income dividend by average interest earning assets.

(2) Total non-interest expense divided by net interest income plus total non-interest income.

(3) At the end of the period.

(4) Dividends per share divided by diluted earnings per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview and Significant Events in 2013

MutualFirst is a Maryland corporation and a bank holding company headquartered in Muncie, Indiana, with operations in Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana. It owns MutualBank, an Indiana commercial bank with 30 bank branches in Indiana, trust offices in Carmel and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. The Company is subject to regulation, supervision and regulation by the FRB, and the Bank is subject to regulation, supervision and examination by the IDFI and the FDIC.

MutualBank is an Indiana commercial bank regulated by the IDFI and the FDIC. MutualFirst is a bank holding company regulated by the FRB, which is subjected to regulatory capital requirements similar to those imposed on the Bank. For more details on these regulations see “Item 1. Business – How We Are Regulated.”

At December 31, 2013, we had $1.4 billion in assets, $967.9 million in loans, $1.1 billion in deposits and $111.6 million in stockholders’ equity. The Company’s total risk-based capital ratio at December 31, 2013 was 12.6%, exceeding the 10.0% requirement for a well-capitalized institution. The ratio of tangible common equity increased to 7.9% as of year-end 2013 compared to 7.6% at year-end 2012. For the year ended December 31, 2013, net income available to common shareholders was $7.9 million, or $1.12 per basic and $1.09 per diluted share, compared with net income available to common shareholders of $5.8 million, or $0.83 per basic and $0.82 per diluted share for 2012. The details of our 2013 performance are below and in our Consolidated Audited Financial Statements contained in Item 8 of this Form 10-K.

Key aspects of our 2013 operations include:

•	Return on assets of 0.66% in 2013 compared to 0.50% in 2012.

•	Return on average tangible common equity of 7.42% in 2013 compared to 5.47% in 2012.

•	A $14.4 million, or 45.8%, decrease in non-performing assets and a $21.3 million, or 37.8%, decrease in classified assets.

•	Net charge-offs to total loans of 0.40% in 2013 compared to 0.71% in 2012.

•	A $1.3 million provision for loan losses in 2013 compared to $6.0 million in 2012.

•	MutualFirst fully redeemed the preferred shares held by the United States Treasury as part of the Small Business Lending Fund (SBLF) with no dilution to common shareholders.

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

MutualWealth is the wealth management division of the Bank providing a variety of fee-based financial services, including trust, investment, insurance, broker advisory, retirement plan and private banking services, in the Bank’s market area. MutualWealth produces non-interest income for the Bank that is tied primarily to the market value of the portfolios being managed. As of December 31, 2013, MutualWealth had $378.9 million of assets under management and generated $3.0 million in commission income during 2013. Decreases in market value could have a negative impact on the non-interest income generated by this division of the Bank.

MutualFinancial Services is the brokerage division of the Bank providing a variety of fee-based financial services related to securities and investment transactions. MutualFinancial Services produces non-interest income for the Bank that is tied primarily to the volume of the transactions being processed. During 2013, MutualFinancial Services generated $1.2 million in commission income.

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

The Federal Funds rate set by the FRB decreased to a range of 0 to 25 basis points as of December 31, 2008 and was the same as of December 31, 2013. The Federal Funds rate remaining at this level decreases the ability to reprice deposits lower in future months due to the extended time of low interest rates. Certificates of deposit and borrowings may, however, still reprice to lower rates at their maturities in future time periods, which could reduce the amount of interest expense assuming rates stay low. Interest income is expected to decrease without any changes in the current rate environment primarily due to the rates on newly originated interest-earning assets being lower than the rates on maturing interest-earning assets.

The Company continues to reduce the impact of interest rate changes on its net interest income by shortening the term of its interest-earning assets to better match the terms of our interest-bearing liabilities and by selling long-term fixed rate loans and increasing the term of certain liabilities. See “Item 7A - Quantitative and Qualitative Disclosures About Market Risk - Asset and Liability Management and Market Risk” in this Form 10-K. It has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of consumer and commercial loans to total loans has increased from 38.9% at the end of 2012 to 39.3% as of December 31, 2013. The economic conditions within our market area since 2008 have reduced growth opportunities, kept this area of lending relatively flat and been a hindrance in achieving our objective. On the liability side of the balance sheet, the Company is employing strategies intended to increase the balance of core deposit accounts, such as low cost checking and money market accounts. The percentage of core deposits to total deposits was 57.6% at December 31, 2013 compared to 51.2% at the end of 2012. The remaining total deposits are mostly retail certificates of deposit, which continue to provide stable funding for the Company. These are ongoing strategies that are dependent on current market conditions and competition. The Company lengthens the term to maturity of FHLB advances when advantageous to lengthen repricing of the liability side of the balance sheet in order to reduce interest rate risk exposure.

During 2013, in keeping with our strategic objective to reduce interest rate risk exposure, the Company also sold $70.5 million of long-term fixed rate loans that had been held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $852,000.

Results of operations also are dependent upon the level of the Company’s non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses. Regulatory changes continued to have an impact on non-interest income in 2013 as the Company continued to see a decrease in overdraft fee income due to regulatory changes implemented in 2010. New regulatory requirements regarding interchange income could have an impact on the Company in the future; however, at this time these requirements are limited to larger institutions.

Another factor that may lead to changes in net interest income is the level of non-performing assets. An increase in non-performing assets (i.e., loans, repossessed assets, or securities) would also decrease interest income and may decrease overall net interest income without additional decreases in interest-bearing liabilities. The recent recession, had a negative impact on our financial condition, operations, net income and stock price. We have seen some recovery; however, there is still slow economic growth in our market footprint and current troubled loans and securities may continue to incur losses during this recovery.

In 2011, the Company became a participant in the Small Business Lending Fund (“SBLF”) of the United States Department of the Treasury (“Treasury”), pursuant to which it sold 28,923 shares of SBLF preferred stock to Treasury for $28.9 million. The SBLF preferred stock qualified as Tier 1 capital and was entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1. The initial dividend rate of 5% remained in place based on the Bank’s level of Qualified Small Business Lending and was expected to increase to 7% in 2014 and 9% in 2016.

The terms of the SBLF Preferred Stock imposed limits on the ability of the Company to pay dividends on and repurchase shares of its common stock.

On December 23, 2013, the Company redeemed its outstanding SBLF preferred stock.

 Recent Accounting Standards

For discussion of recent accounting standards, please see Item 8 - Note 2: Impact of Accounting Pronouncements to our Consolidated Financial Statements in Item 8 of this Form 10-K.

Critical Accounting Policies

The Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets, mortgage servicing rights, valuation of intangible assets and securities, deferred tax asset and income tax accounting.

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

Deferred Tax Asset. The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future. The Company’s most recent evaluation indicated that it is more likely than not that the asset will be fully utilized. The Company has generated average positive pre-tax pre-provision earnings of $14.5 million, or 1.0% of pre-tax pre-provision ROA over the previous five years. These earnings would be sufficient to utilize the net operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The valuation allowances established from 2009 through 2013 were the result of capital losses sustained in those years with no tax benefit recorded. The analysis supports no additional valuation allowance is necessary.

At the end of 2013, the Company had $548,000 in capital losses, a decrease from $557,000 in capital losses in 2012 as capital gains from the sale of available for sale securities were generated. The Company has avoided and will continue to avoid taking any book tax benefit on future capital losses without capital gains to offset the current capital losses. See Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Management Strategy

Our strategy is to operate as an independent, retail-oriented financial institution dedicated to serving customers in our market area. Our commitment is to provide a broad range of products and services to meet the needs of our customers. As part of this commitment, we are looking to increase our emphasis on commercial business products and services. We also operate a fully interactive transactional website that also allows consumers to open accounts. In addition, we are continually looking at cost-effective ways to expand our market area. Financial highlights of our strategy have included:

Continuing as a Diversified Lender. We continue to work toward diversifying our loan portfolio to reduce our reliance on any one type of loan. Approximately 38.9% of our loan portfolio consisted of loans other than consumer real estate loans at the end of 2012. At the end of 2013, that percentage has increased to 39.3%.

Continuing as a Leading One- to Four-Family Lender in Indiana. We are one of the largest originators of one- to four-family residential loans in our market area. During 2013, we originated $156.7 million of one- to four-family residential first mortgage loans. While the current economic environment has decreased real estate values, refinancing activity has still been steady.

Continuing To Focus On Asset Quality. Non-performing assets to total assets was 1.22% at December 31, 2013 compared to 2.21% at December 31, 2012. We have continued to see an improvement in the market and local economy, which has reduced delinquencies and non-performing assets in our footprint.

Increasing Market Share and Mix of Deposits. We continue to be successful in the growth of core deposits. Over the last five years, we have increased core deposits by 18.4%, from 39.2% at the end of 2008 to 57.6% at the end of 2013. This includes an increase in non-interest bearing deposits of 54.4% during the same time period.

Continuing Our Strong Capital Position. As a result of our consistent operating profitability, we historically have maintained a strong capital position. At December 31, 2013, our ratio of stockholders’ equity to total assets was 8.0%, compared to 9.8% at December 31, 2012. The Bank decreased total risk-based capital to 13.2% at year-end 2013 from 15.1% at year-end 2012. These decreases were due primarily to the redemption of SBLF preferred stock of $28.9 million in 2013.

Decreasing Interest Rate Risk. It has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities and thereby reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. When possible, extending liabilities may also be utilized to decrease interest rate risk.

Financial Condition at December 31, 2013 Compared to December 31, 2012

General. Total assets at year-end 2013 were $1.4 billion, reflecting a $31.1 million decrease during the year, primarily as a result of a $16.8 decrease in investment securities and a $7.5 million decrease in cash and cash-equivalents to fund the redemption of the preferred stock issued to participate in SBLF. Average interest-earning assets decreased $39.0 million, or 2.9%, to $1.29 billion at December 31, 2013 from $1.33 billion at December 31, 2012. Average interest-bearing liabilities decreased by $49.3 million, or 4.2% to $1.11 billion at year-end 2013 from $1.17 billion at year-end 2012 reflecting a decrease in term deposits. Average stockholders’ equity decreased by $5.7 million or 4.1% during 2013.

Cash and Securities. Although our cash and securities (including our bank deposits) decreased from $314.0 million at year-end 2012 compared to $289.6 million at year-end 2013 we still maintained a high liquidity position. The details of our cash and securities are as follows:

	At December 31,		Amount	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Cash	$8,013	$8,899	$(886)	(9.96)%
Interest-bearing demand deposits	17,272	23,879	(6,607)	(27.67)
Securities available for sale (fair value)	264,348	281,197	(16,849)	(5.99)
Total	$289,633	$313,975	$(24,342)	(7.75)%

The decrease in investment securities reflects the decision to sell available for sale securities to fund the redemption of preferred stock issued through the SBLF.

At December 31, 2013, our securities portfolio consisted of $211.1 million in government-sponsored agency mortgage-backed securities and collateralized mortgage obligations, $4.8 million in federal agency and Small Business Administration securities, $27.3 million in municipal securities and $21.1 million in corporate obligations. At December 31, 2013, these securities had gross unrealized gains of $3.2 million and gross unrealized losses of $8.2 million, the net unrealized losses of $5.0 million, are primarily due to unrealized losses on trust preferred securities of $3.4 million. We have the ability to hold the trust preferred securities until maturity and believe that we will be able to collect the adjusted amortized cost basis of the securities. See Note 4 of the Notes to Consolidated Financial Statements in Item 8 for additional information about our investment securities.

We expect to maintain a similar level of liquid assets in 2014. We believe it is prudent to maintain higher liquidity while our local markets continue to experience uncertain economic times. In addition, until loan demand increases in our market, we expect to have more securities investments.

Loans. Our gross loan portfolio, excluding loans held for sale, decreased slightly to $990.2 million at year-end 2013 from $990.6 million at year-end 2012. The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during 2013:

	At December 31,		Amount	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Real estate
Commercial	$200,817	$203,613	$(2,796)	(1.37)%
Commercial construction and development	13,321	17,462	(4,141)	(23.71)
Consumer closed end first mortgage	531,272	528,421	2,851	0.54
Consumer open end and junior liens	69,354	74,714	(5,360)	(7.17)
Total real estate loans	814,764	824,210	(9,446)	(1.15)

Consumer loans
Auto	14,856	15,572	(716)	(4.60)
Boat/RV	79,419	76,416	3,003	3.93
Other	5,766	6,598	(832)	(12.61)
Total consumer other	100,041	98,586	1,455	1.48
Commercial and industrial	75,402	67,773	7,629	11.26
Total other loans	175,443	166,359	9,084	5.46

Total Loans	$990,207	$990,569	$(362)	(0.04)%

Although the Bank’s strategy to increase commercial and consumer loans has been hindered by depressed economic conditions in Indiana as a result of the slow recovery from the recent recession, 2013 did show growth in these areas. We continue to seek opportunities to provide refinancing opportunities to sound commercial borrowers currently served by other financial institutions. The increase in the commercial and consumer portfolios was offset by the decrease in the one- to four-family loans during the period. Lower rates have allowed consumers to refinance their mortgage loans; however we are starting to see those activities slow down. The Bank continues to sell longer term fixed-rate mortgage loans to reduce related interest rate.

Delinquencies and Non-performing Assets. As of December 31, 2013, our total loans delinquent 30-to-89 days was $18.1 million or 1.8% of total loans, compared to $22.2 million or 2.2% of total loans at the end of 2012.

At December 31, 2013, our non-performing assets totaled $17.0 million or 1.22% of total assets, compared to $31.4 million or 2.21% of total assets at December 31, 2012. This $14.4 million, or 45.8% decrease was due to a decrease in non-performing loans in all portfolios as the Company’s footprint has seen an economic and market stabilization throughout the year. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.

	At December 31,		Amount	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Non-accruing loans	$8,400	$23,410	$(15,010)	(64.12)%
Accruing loans delinquent 90 days or more	188	273	(85)	(31.14)
Foreclosed assets	8,433	7,700	733	9.52
Total	$17,021	$31,383	$(14,362)	(45.76)%

Our non-performing assets decreased in 2013 as local economic conditions improved. The Bank continues to diligently monitor and write down loans that appear to have irreversible weakness. The Bank works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral. In addition to the decrease in non-performing assets, the Company has seen significant improvement during the year in total classified assets. Total classified assets decreased by 37.8% from $56.4 million at December 31, 2012 to $35.1 million at December 31, 2013.

At December 31, 2013, foreclosed commercial real estate totaled $4.2 million and consisted of 11 commercial properties in our existing lending footprint. The Bank has seen an increase in this area due primarily to two foreclosures; one construction and development property with a value of $1.7 million and a commercial real estate loan with a value of $950,000. At December 31, 2013, the Bank had 20 residential properties with a book value of $3.9 million. All foreclosed real estate is currently for sale. At the end of 2013, the Bank also held $283,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Non-accruing commercial real estate loans, including construction and development loans, decreased from $8.4 million at December 31, 2012, to $2.5 million at December 31, 2013. Non-accruing commercial business loans as well as one- to four-family mortgage loans also decreased from $1.3 million and $12.4 million, respectively, at the end of 2012 to $1.1 million and $4.5 million, respectively, at the end of 2013. Management continues to monitor these non-accruing loans aggressively and it is management’s opinion that the non-accruing loans are sufficiently reserved as of December 31, 2013.

In addition to the non-performing assets set forth in the table above, as of December 31, 2013, there was an aggregate of $4.6 million in loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Due to improving economic conditions, we have seen a decrease in the amount of these loans during 2013. These loans have been considered in management’s determination of the adequacy of our allowance for loan losses. Management reviews each of these relationships at least quarterly to determine if further downgrades and specific loan allocations are prudent.

Allowance for Loan Loss. Allowance for loan losses decreased $2.6 million from $16.0 million at December 31, 2012 to $13.4 million December 31, 2013 as reflected below:

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$16,038	$16,815
Charge-offs	4,539	8,002
Recoveries	613	1,200
Net charge-offs	3,926	6,802
Provisions charged to operations	1,300	6,025
Balance at end of period	$13,412	$16,038

Ratio of net charge-offs during the period to average loans outstanding during the period	0.40%	0.71%

Allowance as a percentage of non-performing loans	156.15%	67.72%
Allowance as a percentage of total loans (end of period)	1.37%	1.63%

Specific loan loss allocation related to loans that have been individually evaluated for impairment decreased $1.0 million, and general loan loss reserves have decreased $1.6 million as the non-performing loans and classified assets have improved. Net charge offs for the year 2013 were $3.9 million, or 0.40% of average loans on an annualized basis, compared to $6.8 million, or 0.71% of average loans for 2012. The decrease was primarily due to management’s ongoing evaluation of the loan portfolio conditions in our market areas. As of December 31, 2013, the allowance for loan losses as a percentage of loans receivable and non-performing loans was 1.37% and 156.15%, respectively, compared to 1.63% and 67.72%, respectively, at December 31, 2012. Allowance for loan losses as a percentage of loans receivable decreased primarily due to a decrease in the allowance for loan loss of $2.6 million. Allowance for loan losses as a percentage of non-performing loans increased due to the decrease in non-performing loans in the 2013.

Our non-accrual loans include two commercial loan relationships totaling $941,000, or 11.2% of the non-accrual loan total. These loans are commercial and industrial loans and had a specific allocation of $225,000.

Other Assets. Other material changes in our assets during 2013 include: a reduction of $1.6 million in prepaid FDIC premiums; a $1.4 million increase in cash surrender value of BOLI; and a $782,000 reduction in our core deposit and other intangible assets reflecting current amortization.

Deposits. Total deposits decreased $70.9 million to $1.11 billion at year-end 2013 compared to $1.18 billion at year-end 2012, primarily due to decreased term deposits, as reflected in the table below, with corresponding weighted average rates, partially offset by an increase in core transaction accounts. These changes are consistent with the Bank’s strategy to grow and strengthen core deposit relationships.

	At December 31,
	2013		2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Type of Account:
Non-interest Checking	$144,195	0.00%	$138,269	0.00%
Interest-bearing NOW	262,114	0.23	259,220	0.27
Savings	119,380	0.01	110,211	0.01
Money Market	115,600	0.24	98,366	0.23
Certificates of Deposit	471,795	1.39	577,943	1.66
Total	$1,113,084	0.67%	$1,184,009	0.89%

Borrowings. Total borrowings increased $67.5 million, or 78.3%, to $153.8 million at year-end 2013 primarily due to a $68.3 million increase in FHLB advances. Other borrowings, consisting of a bank loan and trust preferred securities, decreased $716,000 to $10.9 million at year-end 2013 due to regular loan payments.

In 2013, the Company borrowed $7.6 million from First Tennessee Bank, N.A. to refinance existing long-term debt. The loan was originated at a variable rate of LIBOR plus 2.80%; however the Company entered into a forward interest rate swap that fixed the rate of the note at 3.915%. The balance of the loan at December 31, 2013 was $507 million and matures in December 2017.

The Company acquired $5.0 million of issuer trust preferred securities in a 2008 acquisition of another financial institution, which had a net balance of $4.1 million December 31, 2013 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance or September 15, 2035. The securities bore a fixed rate of interest of 6.22% through July 2010 and thereafter were to reset quarterly at the prevailing three-month LIBOR rate plus 170 basis points. In December 2009, the Company entered into a cash flow hedge with FTN Financial to fix the floating portion of the issued trust preferred security at 5.15% for the next five years starting on September 15, 2010. The Company has had the right to redeem the trust preferred securities, in whole or in part, without penalty, since establishing the cash flow hedge.

Stockholders’ Equity. Stockholders’ equity was $111.6 million at December 31, 2013, a decrease of $27.9 million from December 31, 2012. This decrease was due primarily to the redemption of the preferred stock in the SBLF of $28.9 million. Other reductions in stockholders’ equity included unrealized losses of $6.2 million on the investment portfolio and dividend payments of $1.7 million to common shareholders and $1.3 million to preferred shareholders. These decreases were partially offset by net income of $9.2 million. The Company’s tangible book value per share as of December 31, 2013 increased to $15.46 compared to $15.33 as of December 31, 2012 and the tangible common equity ratio was 7.91% as of December 31, 2013 compared to 7.62% as of December 31, 2012.

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

	Year ended December 31,
	2013			2012			2011
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Interest -bearing deposits	$21,718	$29	0.13%	$21,115	$52	0.25%	$37,894	$91	0.24%
Mortgage-backed securities available-for-sale (1)	226,675	6,106	2.69	296,877	7,929	2.67	263,298	7,475	2.84
Investment securities available for sale (1)	50,774	1,001	1.97	36,591	822	2.25	26,480	653	2.47
Investment securities held-to-maturity	-	-	-	-	-		-	-	-
Loans (2)	978,495	44,028	4.50	963,215	46,095	4.79	963,947	52,728	5.47
Stock in FHLB of Indianapolis	14,391	503	3.50	14,391	450	3.13	14,897	406	2.73
Total interest-earning assets	1,292,053	51,667	4.00	1,332,189	55,348	4.15	1,306,516	61,353	4.70

Non-Interest Earning Assets (net of allowance for loan losses and unrealized gain (loss)	110,705			117,086			120,554
Total Assets	$1,402,758			$1,449,275			$1,427,070

Interest-Bearing Liabilities:
Demand and NOW accounts	$264,033	$648	0.25	$251,999	$879	0.35	$214,062	$1,177	0.55
Savings deposits	117,609	12	0.01	107,207	45	0.04	96,847	111	0.11
Money market accounts	110,013	267	0.24	91,561	396	0.43	74,594	504	0.68
Certificate accounts	514,427	8,410	1.63	595,810	10,480	1.76	663,453	14,223	2.14
Total deposits	1,006,082	9,337	0.93	1,046,577	11,800	1.13	1,048,956	16,015	1.53
Borrowings	109,791	1,887	1.72	118,626	2,904	2.45	110,740	4,019	3.63
Total interest-bearing accounts	1,115,873	11,224	1.01	1,165,203	14,704	1.26	1,159,696	20,034	1.73
Non-Interest Bearing Accounts	140,926			131,115			121,623
Other Liabilities	13,989			15,296			12,432
Total Liabilities	1,270,788			1,311,614			1,293,751
Stockholders' Equity	131,970			137,661			133,319
Total liabilities and stockholders' equity	$1,402,758			$1,149,275			$1,447,070
Net Earning Assets	$176,180			$166,986			$146,820
Net Interest Income		$40,443			$40,644			$41,319
Net Interest Rate Spread (3)			2.99%			2.89%			2.97%
Net Yield on Average Interest-Earning Assets (4)			3.13%			3.05%			3.16%
Average Interest-Earning Assets to Average
Interest- Bearing Liabilities	115.79%			114.33%			112.66%

(1)	Average balances were calculated using amortized cost, which excludes FASB 115 valuation allowances.
(2)	Calculated net of deferred loan fees, loan discounts and loans in process.
(3)	Interest rate spread is calculated by subtracting weighted average interest rate cost form weighted average interest rate yield for the period indicated.
(4)	The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.

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

	Year Ended December 31,
	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-Earning Assets:
Interest -bearing deposits	$1	$(24)	$(23)	$(41)	$2	$(39)
Investment securities available for sale	(1,556)	(88)	(1,644)	1,146	(524)	622
Loans receivable	732	(2,799)	(2,067)	(40)	(6,593)	(6,633)
Stock in FHLB of Indianapolis	-	53	53	(14)	59	45

Total interest-earning assets	$(823)	$(2,858)	$(3,681)	$1,051	$(7,056)	$(6,005)

Interest-Bearing Liabilities:
Savings deposits	$4	$(37)	$(33)	$184	$(484)	$(300)
Money market accounts	79	(208)	(129)	11	(77)	(66)
Demand and NOW accounts	42	(270)	(228)	99	(207)	(108)
Certificate accounts	(1,432)	(641)	(2,073)	(1,356)	(2,387)	(3,743)
Borrowings	(216)	(801)	(1,017)	269	(1,382)	(1,113)
			-
Total interest-bearing liabilities	$(1,523)	$(1,957)	$(3,480)	$(793)	$(4,537)	$(5,330)

Change in net interest income			$(201)			$(675)

Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012.

General. Net income available to common shareholders for the year ended December 31, 2013 was $7.9 million or $1.12 basic and $1.09 diluted earnings per common share compared to net income available to common shareholders of $5.8 million, or $0.83 basic and $0.82 diluted earnings per common share for the year ended December 31, 2012. The primary reason for this increase is a decrease in the provision for loan losses of $4.7 million. Our return on assets and on average tangible equity was 0.66% and 7.42%, respectively in 2013 compared to 0.50% and 5.47% in 2012.

Interest Income. Total interest income decreased $3.6 million, or 6.7%, to $51.7 million during the year ended December 31, 2013 from $55.3 million during the year ended December 31, 2012, reflecting the $40.1 million decline in average interest-earning assets to $1.29 billion at year end 2013, primarily due to the decrease in our mortgage-backed securities portfolio. In addition, our average yield on interest-earning assets decreased 15 basis points to 4.00% in 2013 compared to 4.15% in 2012 as interest earning assets continue to reprice lower. Interest income on loans in 2013 was $44.0 million compared to $46.1 million in 2012, reflecting a 29 basis point decrease in the weighted average yield on loans in 2013 to 4.50%. Interest income on investment securities in 2013 was $7.6 million compared to $9.2 million in 2012, reflecting a $56.0 million decrease in our average investment securities portfolio to $277.4 million in 2013 in combination with a four basis point decrease in the weighted average yield on investment securities in 2013 to 2.61%.

Interest Expense. Interest expense decreased $3.5 million, or 23.7%, to $11.2 million during the year ended December 31, 2013 compared to $14.7 million during the year ended December 31, 2012. The primary reason for this decrease was a decline of 25 basis points on interest-bearing liabilities from 1.26% during 2012 to 1.01% during 2013, which was primarily due to continued re-pricing of deposit accounts. Interest expense on deposits decreased $2.5 million, due to a 20 basis point decline in average rates also in part due to a $40.5 million decrease in average interest-bearing deposits. Interest expense on borrowings decreased $1.0 million as a result of a 73 basis point decline in average rates and an $8.8 million decrease in average borrowing during 2013.

Net Interest Income. Net interest income before the provision for loan losses remained fairly stable at $40.4 million in 2013 compared to $40.6 million in 2012; a reduction of 0.5%, primarily due to the decline in average earning assets of $40.1 million, partially offset by an increase in net interest margin of 11 basis points. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

Provision for Loan Losses. The provision for loan losses for 2013 decreased to $1.3 million compared to $6.0 million during 2012. The decrease was primarily due to a reduction in net charge offs to $3.9 million in 2013 compared to net charge offs of $6.8 million in 2012. Non-performing loans decreased $15.1 million, or 64% as of December 31, 2013 compared to December 31, 2012.

Other Income. Other (non-interest) income decreased in 2013 by $2.0 million from $15.5 million in 2012.

	Year Ended		Amount	Percent
	12/31/2013	12/31/2012	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$5,989	$6,492	$(503)	(7.70)%
Net realized gain (loss) on sale of securities	835	2,831	(1,996)	(70.50)
Equity in losses of limited partnerships	(453)	(498)	45	(9.00)
Commissions	4,354	3,894	460	11.80
Net gains on sales of loans	852	1,870	(1,018)	(54.40)
Net servicing fees	556	(203)	759	(373.90)
Increase in cash surrender value of life insurance	1,396	1,351	45	3.30
Loss on sale of other real estate and repossessed assets	(320)	(564)	244	(43.30)
Other income	343	351	(8)	(2.30)
Total	$13,552	$15,524	$(1,972)	(12.70)%

Gain on sale of investments decreased due to fewer sales during the year. Although more mortgage loans were sold in 2013 compared to 2012, rates increased throughout the year reducing the gains in the portfolio. Service fees on deposit accounts declined primarily due to reduced overdraft fee income. These decreases were partially offset by increases in commission income, a reduction in losses on sale of other real estate and the recovery of mortgage servicing rights of $665,000 (reflected in the net servicing fees above).

Other Expense. Other (non-interest) expense decreased in 2013 by $578,000 to $39.7 million in 2013.

	Year Ended		Amount	Percent
	12/31/2013	12/31/2012	Change	Change
	(Dollars in thousands)
Non-Interest Expense:
Salaries and employee benefits	$22,492	$21,335	$1,157	5.40%
Net occupancy expenses	2,087	2,339	(252)	(10.80)
Equipment expenses	1,837	1,846	(9)	(0.50)
Data processing fees	1,431	1,539	(108)	(7.00)
Advertising and promotion	1,464	1,602	(138)	(8.60)
ATM expense	1,132	977	155	15.90
Deposit insurance	1,145	1,260	(115)	(9.10)
Professional fees	1,394	1,616	(222)	(13.70)
Software subscriptions and publications	1,452	1,471	(19)	(1.30)
Other real estate and repossessed assets	773	881	(108)	(12.30)
Other expenses	4,480	5,399	(919)	(15.90)
Total	$39,687	$40,265	$(578)	(1.40)%

Other expenses decreased due to the one-time penalty of $804,000 on FHLB advances pre-paid in the fourth quarter of 2012 which was not repeated in 2013. Salaries and employee benefit expenses increased due to increased salaries and incentives in combination with a reduction in deferred compensation because of decreased loan production

Income Tax Expense. Income tax expense in 2013 increased $1.2 million compared to 2012. The Company’s effective tax rate increased to 29.3% in 2013 from 26.6% in 2012 because of the increase in pre-tax income and the decrease in low income housing credits as a percentage of net income.

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

Other Income. Other (non-interest) income decreased from 2012 compared to the levels earned in 2011 by $486,000, or 3.0%, to $15.5 million in 2012 compared to $16.0 million in 2011 as reflected below:

	Year Ended		Amount	Percent
	12/31/2012	12/31/2011	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$6,492	$6,987	$(495)	(7.08)%
Net realized gain (loss) on sale of securities	2,831	2,048	783	38.16
Equity in losses of limited partnerships	(498)	(384)	(114)	(29.69)
Commissions	3,894	3,691	203	5.50
Net gains on sales of loans	1,870	2,723	(853)	(31.33)
Net servicing fees	(203)	(73)	(130)	(178.08)
Increase in cash surrender value of life insurance	1,351	1,420	(69)	(4.86)
Loss on sale of other real estate and repossessed assets	(564)	(426)	(138)	(32.39)
Net other-than-temporary losses on securities	-	(193)	193	100.00
Other income	351	217	134	(62.50)
Total	$15,524	$16,010	$(486)	(3.04)%

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

	Year Ended		Amount	Percent
	12/31/2012	12/31/2011	Change	Change
	(Dollars in thousands)
Non-Interest Expense:
Salaries and employee benefits	$21,335	$21,690	$(355)	(1.64)%
Net occupancy expenses	2,339	2,385	(46)	(1.93)
Equipment expenses	1,846	1,889	(43)	(2.28)
Data processing fees	1,539	1,529	10	0.65
Advertising and promotion	1,602	1,458	144	9.88
ATM expense	977	1,014	(37)	(3.65)
Deposit insurance	1,260	1,491	(231)	(15.49)
Professional fees	1,616	1,641	(25)	(1.52)
Software subscriptions and publications	1,471	1,301	170	13.07
Other real estate and repossessed assets	881	942	(61)	(6.48)
Other expenses	5,399	5,076	323	13.30
Total	$40,265	$40,416	$(151)	(0.37)%

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

Liquidity

We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Since 2011, we have maintained higher levels of liquidity as we grew our deposits and marketable equity securities and received paydowns within our loan portfolio.

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

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. It is overseen by the Asset and Liability Management Committee. The Board of Directors required the Bank to maintain a minimum liquidity ratio of 10% of deposits. At December 31, 2013, our ratio was 27.1%. The Company is currently in excess of the minimum liquidity ratio set by the Board due to a larger than historical investment portfolio. Management continues to seek to utilize liquidity off of the investment portfolio to fund loan growth over the next few years as demand for loans increase. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). At December 31, 2013, on a consolidated basis, the Company had $289.6 million in cash and investment securities available for sale and $1.9 million in loans held for sale generally available for its cash needs. We can also generate funds from borrowings, primarily FHLB advances, and, to a lesser degree, third party loans. At December 31, 2013, the Bank had the ability to borrow an additional $155.1 million in FHLB advances.  In addition, we have historically sold 15- and 30-year long-term, fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity. The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, the payment of which is subject to regulatory limits. At December 31, 2013, the Company, on an unconsolidated basis, had $1.1 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2013, the approved outstanding loan commitments, including unused lines of credit, amounted to $188.6 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2013, totaled $224.3 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. For the year ended December 31, 2013, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At December 31, 2013, the Bank had $86.8 million in commitments to make loans, $13.3 million in undisbursed portions of closed loans, $85.4 million in unused lines of credit and $2.9 million in standby letters of credit. In addition, on a consolidated basis, at December 31, 2013, the Company had $153.8 million in outstanding non-deposit borrowings, of which $38.4 million is due during 2014.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. See ‘Item 1 - Business- How We Are Regulated - Regulatory Capital Requirements.” The FDIC may require the Bank to have additional capital above the specific regulatory levels if it believes the Bank is subject to increased risk due to asset problems, high interest rate risk and other risks. The Company is subject to minimum capital requirements imposed by the FRB, which are substantially similar to those imposed on the Bank, including guidelines for bank holding companies to be considered well-capitalized. The FDIC and FRB have issued proposals to revise these capital requirements, which would increase the levels required, particularly if the Bank and the Company want to continue paying dividends or executive bonuses.

In December 2013, the Company redeemed $28.9 million in preferred shares issued to Treasury in the SBLF. The Company did not repurchase any common stock in 2013.

At December 31, 2013, the Bank’s regulatory capital exceeded the FDIC regulatory requirements, and the Bank was well-capitalized under regulatory prompt corrective action standards. In addition, at December 31, 2013, the Company’s capital levels exceeded the FRB’s requirements, and the Company was considered well-capitalized under FRB guidelines. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain well-capitalized status.

Our capital ratios at December 31, 2013 are reflected below:

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage Capital Level(1):
MutualFirst Consolidated	$109,771	7.9%	$55,652	4.0%	N/A	N/A
MutualBank	115,174	8.3	55,621	4.0	69,526	5.0
Tier 1 Risk-Based Capital Level (2) :
MutualFirst Consolidated	$109,771	11.3%	$38,754	4.0%	$58,131	6.0%
MutualBank	115,174	11.9	38,733	4.0	58,099	6.0
Total Risk-Based Capital Level (3) :
MutualFirst Consolidated	$121,891	12.6%	$77,507	8.0%	$96,884	10.0%
MutualBank	127,294	13.2	77,466	8.0	96,832	10.0

(1)	Tier 1 Capital to Average Total Assets of $1.4 billion for the Bank and $1.4 billion for the Company at December 31, 2013.
(2)	Tier 1 Capital to Risk-Weighted Assets of $968.3 million for the Bank and $968.8 million for the Company at December 31, 2013.
(3)	Total Capital to Risk-Weighted Assets.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin and improve earnings. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term, fixed-rate loans in our portfolio, during 2013 we sold in the secondary market $70.5 million of fixed rate, one- to four-family mortgage loans with a term to maturity of 15 years or greater, which was 29.1% of all such loans originated by the Bank during the year.

The following chart reflects the Bank’s percentage change in net income and capital assuming the most severe movement in interest rates as an immediate parallel rate shock in a range from down 100 basis points to up 400 basis points as of December 31, 2013

	Percentage Change in
	Net Interest Income	Capital
Rate Shock:
Up 400 basis points	(37.2)%	(40.5)%
Up 300 basis points	(27.0)%	(35.1)%
Up 200 basis points	(17.3)%	(23.4)%
Up 100 basis points	(8.3)%	(12.0)%
Down 100 basis points	(4.4)%	(15.3)%

The above chart assumes instantaneous rate shocks that reprice all loans and deposits that can reprice at the same amount as the rate shock. If past rate movements are an indication of future changes, they usually are neither instantaneous nor do a majority of core deposits reprice at the same level as rates change. The following chart indicates the Company’s percentage change in net interest income and capital assuming rate movements that are not instantaneous, but change over a period of time, and a majority of core deposits changing at a percentage of the rate shock instead of the full amount of the rate shock. Table below to be updated.

	Percentage Change in
	Net Interest Income	Capital
Rate Shock:
Up 400 basis points	(1.9)%	10.5%
Up 300 basis points	(1.6)%	5.4%
Up 200 basis points	(0.7)%	5.9%
Up 100 basis points	0.7%	4.8%
Down 100 basis points	(5.5)%	(18.0)%

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

Item 8. Financial Statements and Supplementary Data

MutualFirst Financial, Inc.

Report of Independent Registered Public Accounting Firm and

Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

MutualFirst Financial, Inc.

Muncie, Indiana

We have audited the accompanying consolidated balance sheets of MutualFirst Financial, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MutualFirst Financial, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MutualFirst Financial, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2014, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

BKD, LLP

Indianapolis, Indiana

March 14, 2014

MutualFirst Financial, Inc.

Consolidated Balance Sheets

December 31, 2013 and 2012

(In Thousands, Except Share and Per Share Data)

	2013	2012
Assets
Cash and due from banks	$8,013	$8,899
Interest-bearing demand deposits	17,272	23,879
Cash and cash equivalents	25,285	32,778
Investment securities available for sale	264,348	281,197
Loans held for sale	1,888	5,106
Loans, net of allowance for loan losses of $13,412 and $16,038, at December 31, 2013 and 2012, respectively	965,966	969,545
Premises and equipment, net	31,471	32,240
Federal Home Loan Bank stock	14,391	14,391
Investment in limited partnerships	2,092	2,603
Deferred tax asset	17,002	15,913
Cash value of life insurance	49,843	48,410
Prepaid FDIC premiums	-	1,647
Core deposit and other intangibles	1,629	2,411
Other assets	17,490	16,217
Total assets	$1,391,405	$1,422,458

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$144,195	$138,269
Interest-bearing	968,889	1,045,740
Total deposits	1,113,084	1,184,009
Federal Home Loan Bank advances	142,928	74,675
Other borrowings	10,890	11,606
Other liabilities	12,861	12,675
Total liabilities	1,279,763	1,282,965

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value
Authorized - 5,000,000 shares
Issued and outstanding - 0 and 28,923 shares; liquidation preference $1,000 per share	-	1
Common stock, $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 7,117,179 and 7,055,502 shares	71	71
Additional paid-in capital - preferred stock	-	28,923
Additional paid-in capital - common stock	73,336	72,610
Retained earnings	41,650	35,403
Accumulated other comprehensive income (loss)	(3,415)	2,803
Unearned benefit plan shares	-	(318)
Total stockholders' equity	111,642	139,493
Total liabilities and stockholders' equity	$1,391,405	$1,422,458

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Income

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Share and Per Share Data)

	2013	2012	2011
Interest and Dividend Income
Loans receivable	$44,028	$46,095	$52,728
Investment securities	7,107	8,751	8,127
Federal Home Loan Bank stock	503	450	406
Deposits with financial institutions	29	52	92
Total interest and dividend income	51,667	55,348	61,353

Interest Expense
Deposits	9,337	11,800	16,015
Federal Home Loan Bank advances	1,284	2,119	3,186
Other interest expense	603	785	833
Total interest expense	11,224	14,704	20,034

Net Interest Income	40,443	40,644	41,319
Provision for loan losses	1,300	6,025	13,100
Net Interest Income After Provision for Loan Losses	39,143	34,619	28,219

Other Income
Service fee income	5,989	6,492	6,987
Net realized gain on sales of available-for-sale securities	835	2,831	2,048
Commissions	4,354	3,894	3,691
Equity in losses of limited partnerships	(453)	(498)	(384)
Net gains on sales of loans	852	1,870	2,723
Net servicing fees (expenses)	556	(203)	(73)
Increase in cash value of life insurance	1,396	1,351	1,420
Loss on sale of other real estate and repossessed assets	(320)	(564)	(426)
Other-than-temporary losses on securities
Total other-than-temporary losses	-	-	(723)
Portion of loss recognized in other comprehensive income (before taxes)	-	-	530
Net impairment losses recognized in earnings	-	-	(193)
Other income	343	351	217
Total other income	13,552	15,524	16,010

Other Expenses
Salaries and employee benefits	22,492	21,335	21,690
Net occupancy expenses	2,087	2,339	2,385
Equipment expenses	1,837	1,846	1,889
Data processing fees	1,431	1,539	1,529
Advertising and promotion	1,464	1,602	1,458
ATM expense	1,132	977	1,014
Deposit insurance	1,145	1,260	1,491
Professional fees	1,394	1,616	1,641
Software subscriptions and maintenance	1,452	1,471	1,301
Other real estate and repossessed assets	773	881	942
Other expenses	4,480	5,399	5,076
Total other expenses	39,687	40,265	40,416

Income Before Income Tax	13,008	9,878	3,813
Income tax expense	3,808	2,632	329

Net Income	9,200	7,246	3,484
Preferred stock dividends and accretion	1,257	1,446	2,115

Net Income Available to Common Shareholders	$7,943	$5,800	$1,369

Earnings Per Share
Basic	$1.12	$0.83	$0.20
Diluted	$1.09	$0.82	$0.20

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2013, 2012 and 2011

(In Thousands)

	2013	2012	2011
Net Income	$9,200	$7,246	$3,484
Other Comprehensive Income
Net unrealized holding gain (loss) on securities available-for-sale	(9,810)	4,782	10,267
Net unrealized gain (loss) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	800	43	(56)
Less: Reclassification adjustment for realized (gains) losses included in net income	(835)	(2,831)	(1,855)
Net unrealized gain (loss) on derivative used for cash flow hedges	157	56	(133)
Net unrealized gain (loss) relating to defined benefit plan	149	399	(197)
	(9,539)	2,449	8,026
Income tax (expense) benefit related to other comprehensive income	3,321	(849)	(2,835)
Other comprehensive income (loss)	(6,218)	1,600	5,191

Comprehensive Income	$2,982	$8,846	$8,675

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Share and Per Share Data)

	Preferred Stock	Paid-in Capital Preferred	Common Stock	Paid-in Capital Common	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Benefit Plan Shares	Total
Balances January 1, 2011	$1	$31,830	$70	$72,424	$31,757	$(3,988)	$(954)	$131,140
Net income					3,484			3,484
Other comprehensive income, net of taxes						5,191		5,191
Stock options, exercised				17				17
Stock options, vested				305				305
Preferred stock issued		28,923						28,923
Stock and warrants repurchased and retired		(32,382)		(900)				(33,282)
Cash dividends, common stock ($.24 per share)					(1,654)			(1,654)
Cash dividends, preferred stock (5%)					(1,765)			(1,765)
ESOP shares earned				(50)			318	268
Accretion of discount on preferred stock		552			(552)
Balances December 31, 2011	1	28,923	70	71,796	31,270	1,203	(636)	132,627
Net income					7,246			7,246
Other comprehensive income, net of taxes						1,600		1,600
Stock options, exercised			1	550				551
Stock options, vested				253				253
Cash dividends, common stock ($.24 per share)					(1,667)			(1,667)
Cash dividends, preferred stock (5%)					(1,446)			(1,446)
ESOP shares earned				11			318	329
Balances December 31, 2012	1	28,923	71	72,610	35,403	2,803	(318)	139,493
Net income					9,200			9,200
Other comprehensive loss, net of taxes						(6,218)		(6,218)
Stock options, exercised				538				538
Stock options, vested				32				32
Stock repurchased and retired	(1)	(28,923)						(28,924)
Cash dividends, common stock ($.24 per share)					(1,696)			(1,696)
Cash dividends, preferred stock (5%)					(1,257)			(1,257)
ESOP shares earned				156			318	474
Balances December 31, 2013	$-	$-	$71	$73,336	$41,650	$(3,415)	$-	$111,642

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Share and Per Share Data)

	2013	2012	2011
Operating Activities
Net income	$9,200	$7,246	$3,484
Items not requiring (providing) cash
Provision for loan losses	1,300	6,025	13,100
Depreciation and amortization	5,756	6,736	6,142
Deferred income tax	2,213	582	915
Loans originated for sale	(67,787)	(42,060)	(27,091)
Proceeds from sales of loans held for sale	70,926	43,171	36,048
Gain on sale of loans held for sale	(385)	(1,576)	(2,293)
Gain on sale of securities - available for sale	(835)	(2,831)	(2,048)
Loss on sale of other real estate and repossessed assets	320	564	426
Loss on impairment of securities	-	-	193
Loss on sale of premises and equipment	4	26	44
Prepaid FDIC premium	1,647	1,174	1,387
Change in
Interest receivable and other assets	(879)	907	688
Interest payable and other liabilities	507	726	1,325
Cash value of life insurance	(1,396)	(1,351)	(1,420)
Other equity adjustments	474	624	335
Other adjustments	554	498	655
Net cash provided by operating activities	21,619	20,461	31,890

Investing Activities
Net change in interest earning deposits	-	1,415	2,008
Purchases of securities, available for sale	(99,766)	(114,448)	(201,578)
Proceeds from maturities and paydowns of securities, available for sale	53,348	68,847	47,574
Proceeds from sales of securities, available for sale	53,179	98,326	76,547
Redemption of Federal Home Loan Bank stock	-	-	2,292
Net change in loans	(3,863)	(88,639)	13,698
Proceeds from sales of loans transferred to held for sale	-	3,669	46,471
Proceeds from sale of premises and equipment	-	15	-
Purchases of premises and equipment	(1,025)	(2,139)	(1,117)
Proceeds from real estate owned sales	3,753	4,524	4,426
Net cash provided by (used in) investing activities	5,626	(28,430)	(9,679)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	35,215	79,986	74,542
Certificates of deposit	(106,140)	(64,334)	(29,474)
Proceeds from FHLB advances	355,375	496,650	76,000
Repayment of FHLB advances	(287,122)	(523,369)	(102,933)
Repayment of other borrowings	(759)	(847)	(800)
Proceeds from issuance of preferred stock	-	-	28,923
Redemption of preferred stock	(28,924)	-	(33,282)
Cash dividends	(2,953)	(3,113)	(3,419)
Other financing activities	570	551	57
Net cash provided by (used in) financing activities	(34,738)	(14,476)	9,614

Net Change in Cash and Cash Equivalents	(7,493)	(22,445)	31,825

Cash and Cash Equivalents, Beginning of Year	32,778	55,223	23,398

Cash and Cash Equivalents, End of Year	$25,285	$32,778	$55,223

Additional Cash Flows Information
Interest paid	$11,145	$14,808	$19,380
Income tax paid	1,800	600	450
Transfers from loans to foreclosed real estate	5,038	5,254	6,107
Mortgage servicing rights capitalized	464	294	430

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

Cash Equivalents - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2013 and 2012, cash equivalents consisted primarily of money market accounts with brokers and checking accounts with government sponsored entities.

At December 31, 2013, the Company’s cash accounts exceeded federally insured limits by approximately $6.7 million. Included in this amount are uninsured accounts of approximately $3.9 million at the Federal Reserve Bank of Chicago and Federal Home Loan Bank of Indianapolis. The majority of the remaining funds, $2.2 million, were held in a money market account for investment purchases.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Investment Securities - Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. At December 31, 2013 and 2012, no securities were classified as held to maturity. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. When the Company does not intend to sell a debt security, and it is more likely than not that, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

December 31, 2013, 2012 and 2011

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

The accrual of interest on mortgage, consumer and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Discounts and premiums on purchased residential real estate and commercial loans is amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Allowance for loan losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the inability to collect a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

December 31, 2013, 2012 and 2011

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

December 31, 2013, 2012 and 2011

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

Mortgage-servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Under the servicing assets and liabilities accounting guidance, servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. The Company subsequently measures each class of servicing asset using the amortization method. Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortized assets are assessed for impairment based on fair value at each reporting date.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

Income taxes are accounted for in accordance with income tax accounting guidance. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

Reclassifications of certain amounts in the 2012 and 2011 consolidated financial statements have been made to conform to the 2013 presentation.

Stock options. The Company has stock-based employee compensation plans, which are described more fully in Note 21.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 2: Impact of Accounting Pronouncements

On February 28, 2013, FASB issued ASU 2013-04, Liabilities (Topic 405).  The amendments in this Update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. Adoption of the ASU did not have a significant effect on the Company’s consolidated financial statements.

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to require presentation in the financial statements of an unrecognized tax benefit or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward, except as follows. When an  NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or when the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” to allow the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the current benchmark rates of direct Treasury obligations of the U.S. government and LIBOR (London Interbank Offered Rate). The amendments were effective on a prospective basis for new or newly-designated hedging relationships on July 17, 2013. Adoption did not have a significant effect on the Company's consolidated financial statements.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to amend Topic 220, Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments require an entity to present, either in the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU was effective for annual and interim periods beginning January 1, 2013. Adoption of the ASU did not have a significant effect on the Company's consolidated financial statements.

Note 3: Restriction on Cash

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank of Chicago. The reserve required at December 31, 2013 was $1.8 million.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 4: Investment Securities

The amortized costs and approximate fair values, together with gross unrealized gains and losses on securities, are as follows:

	2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities
Government-sponsored agencies	$104,006	$1,700	$(2,189)	$103,517
Collateralized mortgage obligations
Government-sponsored agencies	108,305	1,207	(1,934)	107,578
Federal agencies	5,005	-	(231)	4,774
Municipal obligations	27,357	257	(276)	27,338
Corporate obligations	24,648	18	(3,525)	21,141
Total investment securities	$269,321	$3,182	$(8,155)	$264,348

	2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities
Government-sponsored agencies	$121,260	$5,115	$-	$126,375
Collateralized mortgage obligations
Government-sponsored agencies	114,782	3,463	(10)	118,235
Federal agencies	13,008	8	(2)	13,014
Municipal obligations	3,129	151	(16)	3,264
Corporate obligations	24,147	431	(4,269)	20,309
Total investment securities	$276,326	$9,168	$(4,297)	$281,197

All mortgage-backed securities and collateralized-mortgage obligations held by the Company as of December 31, 2013 were in government-sponsored and federal agency securities.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2013 and 2012 was $147.8 million and $13.3 million, which is approximately 55.9 percent and 5 percent of the Company’s investment portfolio at those dates.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

During 2013 and 2012, the Bank determined that its holdings in trust preferred securities were not other than temporarily impaired. In 2011, the amount of the impairment due to credit quality totaled $193,000, and is reflected in the statement of income.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012:

	2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities
Government-sponsored agencies	$67,130	$(2,189)	$-	$-	$67,130	$(2,189)
Collateralized mortgage obligations					-	-
Government-sponsored agencies	51,753	(1,934)	-	-	51,753	(1,934)
Federal agencies	4,769	(231)			4,769	(231)
Municipal obligations	11,264	(245)	741	(31)	12,005	(276)
Corporate obligations	8,849	(151)	3,336	(3,374)	12,185	(3,525)
Total temporarily impaired securities	$143,765	$(4,750)	$4,077	$(3,405)	$147,842	$(8,155)

	2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Collateralized mortgage obligations
Government-sponsored agencies	$4,962	$(10)	$-	$-	$4,962	$(10)
Federal agencies	4,998	(2)			4,998	(2)
Municipal obligations	874	(16)	-	-	874	(16)
Corporate obligations	-	-	2,475	(4,269)	2,475	(4,269)
Total temporarily impaired securities	$10,834	$(28)	$2,475	$(4,269)	$13,309	$(4,297)

Collateralized Mortgage Obligations (CMO) and Mortgage-Backed Securities (MBS)

The unrealized losses on the Company’s investment in CMOs and MBSs were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because (1) the decline in market value is attributable to changes in interest rates and not credit quality, (2) the Company does not intend to sell the investments and (3) it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Corporate Obligations

The Company’s unrealized loss on investments in corporate obligations primarily relates to investments in pooled trust preferred securities. The unrealized losses were primarily caused by (1) a decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (2) a sector downgrade by several industry analysts. The Company currently expects some of the securities to settle at a price less than the amortized cost basis of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security). The Company has recognized a loss equal to the credit loss for these securities, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell these investments and it is likely that the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be at maturity, it does not consider the remainder of the investments to be other-than-temporarily impaired at December 31, 2013.

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
December 31, 2013, 2012 and 2011
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

	Accumulated Credit Losses
	2013	2012	2011
Credit losses on debt securities held
Beginning of year	$1,205	$3,567	$3,374
Reductions related to actual losses incurred	-	(2,362)	-
Additions related to increases in previously recognized other-than-temporary losses	-	-	193
As of December 31,	$1,205	$1,205	$3,567

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The amortized cost and fair value of securities available for sale at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
One to five years	$9,711	$9,698
Five to ten years	15,674	15,321
After ten years	31,625	28,234
	57,010	53,253
Mortgage-backed securities
Government-sponsored agencies	104,006	103,517
Collateralized mortgage obligations
Government-sponsored agencies	108,305	107,578
Totals	$269,321	$264,348

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $2,140,000 and $3,211,000 at December 31, 2013 and 2012.

Proceeds from sales of securities available for sale during 2013, 2012 and 2011 were $53,179,000, $98,326,000 and $76,547,000, respectively. Gross gains of $898,000, $2,831,000 and $2,075,000 in 2013, 2012 and 2011 were recognized on those sales. Gross losses of $63,000, $0 and $27,000 in 2013, 2012 and 2011 were recognized on those sales.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 5: Loans and Allowance

Classes of loans at December 31, 2013 and 2012 include:

	2013	2012
Real estate
Commercial	$200,817	$203,613
Commercial construction and development	13,321	17,462
Consumer closed end first mortgage	531,272	528,420
Consumer open end and junior liens	69,354	74,714
	814,764	824,209
Other loans
Consumer loans
Auto	14,856	15,572
Boat/RVs	79,419	76,416
Other	5,766	6,598
Commercial and industrial	75,402	67,774
	175,443	166,360
Total loans	990,207	990,569
Undisbursed loans in process	(13,346)	(7,418)
Unamortized deferred loan costs, net	2,517	2,432
Allowance for loan losses	(13,412)	(16,038)
Net loans	$965,966	$969,545

Year-end non-accrual loans, segregated by class of loans, were as follows:

	2013	2012
Real estate
Commercial	$1,349	$2,450
Commercial construction and development	1,103	5,989
Consumer closed end first mortgage	4,057	11,030
Consumer open end and junior liens	421	1,396
Consumer loans
Auto	10	37
Boat/RVs	339	1,076
Other	12	117
Commercial and industrial	1,109	1,315
	$8,400	$23,410

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
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

An age analysis of the Company’s past due loans, segregated by class of loans, as of December 31, 2013 and 2012 are as follows:

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Real estate
Commercial	$763	$196	$1,196	$2,155	$198,662	$200,817	$-
Commercial construction and development	333	-	915	1,248	12,073	13,321	-
Consumer closed end first mortgage	11,680	2,122	3,515	17,317	513,955	531,272	175
Consumer open end and junior liens	609	185	394	1,188	68,166	69,354	-
Consumer loans
Auto	54	8	9	71	14,785	14,856	-
Boat/RVs	1,410	262	202	1,874	77,545	79,419	13
Other	61	3	-	64	5,702	5,766	-
Commercial and industrial	67	393	531	991	74,411	75,402	-
	$14,977	$3,169	$6,762	$24,908	$965,299	$990,207	$188

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
Real estate
Commercial	$1,097	$992	$2,350	$4,439	$199,174	$203,613	$-
Commercial construction and development	192	-	4,912	5,104	12,358	17,462	-
Consumer closed end first mortgage	12,672	2,775	8,557	24,004	504,416	528,420	-
Consumer open end and junior liens	1,117	315	918	2,350	72,364	74,714	177
Consumer loans
Auto	47	18	15	80	15,492	15,572	-
Boat/RVs	1,508	756	497	2,761	73,655	76,416	-
Other	234	21	95	350	6,248	6,598	-
Commercial and industrial	259	223	735	1,217	66,557	67,774	96
	$17,126	$5,100	$18,079	$40,305	$950,264	$990,569	$273

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following tables present impaired loans for the years ended December 31, 2013, 2012 and 2011:

	December 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$3,148	$3,660	$-	$3,894	$160
Commercial construction and development	1,294	3,218	-	5,386	46
Consumer closed end first mortgage	1,483	2,071	-	2,582	33
Commercial and industrial	764	764	-	897	2

Loans with a specific valuation allowance
Real estate
Commercial construction and development	344	371	100	344	-
Commercial and industrial	424	624	235	566	20

Total
Real estate
Commercial	$3,148	$3,660	$-	$3,894	$160
Commercial construction and development	$1,638	$3,589	$100	$5,730	$46
Consumer closed end first mortgage	$1,483	$2,071	$-	$2,582	$33
Commercial and industrial	$1,188	$1,388	$235	$1,463	$22

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$5,341	$6,354	$-	$5,384	$248
Commercial construction and development	3,632	7,078	-	4,884	30
Consumer closed end first mortgage	2,583	3,522	-	3,755	58
Commercial and industrial	972	972	-	2,828	117

Loans with a specific valuation allowance
Real estate
Commercial	208	947	100	211	12
Commercial construction and development	4,639	5,157	959	5,230	78
Consumer closed end first mortgage	834	834	57	654	-
Commercial and industrial	912	912	257	921	30

Total
Real estate
Commercial	$5,549	$7,301	$100	$5,595	$260
Commercial construction and development	$8,271	$12,235	$959	$10,114	$108
Consumer closed end first mortgage	$3,417	$4,356	$57	$4,409	$58
Commercial and industrial	$1,884	$1,884	$257	$3,749	$147

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2011
	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$4,221	$137
Commercial construction and development	9,451	348
Consumer closed end first mortgage	5,532	142
Commercial and industrial	1,480	211

Loans with a specific valuation allowance
Real estate
Commercial	1,086	74
Commercial construction and development	3,775	233
Consumer closed end first mortgage	67	36
Commercial and industrial	246	60

Total
Real estate
Commercial	$5,307	$211
Commercial construction and development	$13,226	$581
Consumer closed end first mortgage	$5,599	$178
Commercial and industrial	$1,726	$271

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

December 31, 2013
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real Estate	Construction and Development	Commercial and Industrial
Pass	$190,041	$9,910	$73,648
Special Mention	3,308	1,659	223
Substandard	7,468	1,752	1,000
Doubtful	-	-	531
Total	$200,817	$13,321	$75,402

Retail Credit Exposure Credit Risk Profile
Internal Rating	Closed End First Mortgage	Real Estate Open End and Junior Liens	Auto	Boat/RV	Other
Pass	$522,352	$68,445	$14,834	$78,863	$5,415
Special Mention	1,783	-	-	-	-
Substandard	7,137	909	22	556	351
Total	$531,272	$69,354	$14,856	$79,419	$5,766

December 31, 2012
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real Estate	Construction and Development	Commercial and Industrial
Pass	$185,794	$9,314	$63,414
Special Mention	6,692	172	255
Substandard	11,127	7,976	3,281
Doubtful	-	-	824
Total	$203,613	$17,462	$67,774

Retail Credit Exposure Credit Risk Profile
Internal Rating	Closed End First Mortgage	Real Estate Open End and Junior Liens	Auto	Boat/RV	Other
Pass	$511,620	$72,378	$15,533	$75,026	$6,434
Special Mention	2,012	-	-	-	-
Substandard	14,788	2,336	39	1,390	164
Total	$528,420	$74,714	$15,572	$76,416	$6,598

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
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
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2013, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses on other segments.

	December 31, 2013
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$9,908	$3,394	$2,736	$16,038
Provision charged to expense	884	343	73	1,300
Losses charged off	(2,713)	(886)	(940)	(4,539)
Recoveries	69	273	271	613
Balance, end of period	$8,148	$3,124	$2,140	$13,412
Ending balance:
Individually evaluated for impairment	$335	$-	$-	$335
Collectively evaluated for impairment	$7,813	$3,124	$2,140	$13,077
Loans:
Ending balance
Individually evaluated for impairment	$5,974	$1,483	$-	$7,457
Collectively evaluated for impairment	$283,566	$529,789	$169,395	$982,750

	December 31, 2012
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$10,602	$3,444	$2,769	$16,815
Provision charged to expense	3,213	1,612	1,200	6,025
Losses charged off	(4,493)	(1,901)	(1,608)	(8,002)
Recoveries	586	239	375	1,200
Balance, end of period	$9,908	$3,394	$2,736	$16,038
Ending balance:
Individually evaluated for impairment	$1,316	$57	$-	$1,373
Collectively evaluated for impairment	$8,592	$3,337	$2,736	$14,665
Loans:
Ending balance
Individually evaluated for impairment	$15,704	$3,417	$-	$19,121
Collectively evaluated for impairment	$273,144	$499,202	$199,102	$971,448

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
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

At December 31, 2013, the Company had a number of loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following tables describe troubled debts restructured during the years ended December 31, 2013 and 2012.

	December 31, 2013
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	3	$1,532	$1,601
Commercial construction and development	-	-	-
Consumer closed end first mortgage	24	1,706	1,884
Consumer open end and junior liens	30	1,236	1,249
Consumer loans
Auto	2	22	22
Boat/RVs	6	172	171
Other	1	11	11
Commercial and industrial	3	1,122	843

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The impact on the allowance for loan losses was insignificant as a result of these modifications.

Newly restructured loans by type for the years ended December 31, 2013 and 2012 are as follows:

	December 31, 2013
	Interest Only	Term	Combination	Total Modification
Real Estate
Commercial	$-	$-	$1,601	$1,601
Commercial construction and development	-	-	-	-
Consumer closed end first mortgage	-	36	1,848	1,884
Consumer open end junior lien	250	402	597	1,249
Consumer Loans
Auto	-	4	18	22
Boat/RVs	-	135	36	171
Other	-	-	11	11
Commercial and industrial	-	209	634	843

	December 31, 2012
	Interest Only	Term	Combination	Total Modification
Real Estate
Commercial	$-	$1,281	$1,118	$2,399
Commercial construction and development	-	961	172	1,133
Consumer closed end first mortgage	320	189	3,589	4,098
Consumer open end junior lien	-	97	493	590
Consumer Loans
Auto	-	29	4	33
Boat/RVs	-	153	-	153
Other	-	8	44	52
Commercial and industrial	-	143	243	386

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Defaults of any loans modified as troubled debt restructurings made in the years ended December 31, 2013 and 2012, respectively, are listed in the table below. Defaults are defined as any loans that become 90 days past due. We have included one other commercial loan in the default category due to a large subsequent charge-off after modification.

	December 31, 2013
	No. of Loans	Post-Modification Outstanding Recorded Balance
Real Estate
Consumer closed end first mortgage	3	$210
Commercial and industrial	1	634

	December 31, 2012
	No. of Loans	Post-Modification Outstanding Recorded Balance
Real Estate
Commercial	1	$109
Consumer closed end first mortgage	2	61
Consumer Loans
Other	1	14
Commercial and industrial	1	518

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

The aggregate amount of loans, as defined, to such related parties was as follows:

Balances, January 1, 2013	$8,023
Change in composition	(19)
New loans, including renewals	3,343
Payments, etc., including renewals	(4,563)
Balances, December 31, 2013	$6,784

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 7: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2013	2012
Cost
Land	$12,842	$12,842
Buildings and land improvements	26,005	25,910
Equipment	13,548	13,626
Total cost	52,395	52,378
Accumulated depreciation and amortization	(20,924)	(20,138)
Net	$31,471	$32,240

Note 8: Investment In Limited Partnerships

The investments in limited partnerships are as follows:

	2013	2012
Pedcor Investments 1997-XXVIII (99.00 percent ownership)	$849	$1,132
Pedcor Investments 1987-XXXI (49.50 percent ownership)	63	125
Pedcor Investments 2000-XLI (50.00 percent ownership)	412	495
Pedcor Investments 2001-LI (9.90 percent ownership)	107	130
Pedcor Investments 2008-CIII (21.50 percent ownership)	661	721
	$2,092	$2,603

These limited partnerships build, own and operate apartment complexes. The Company records its equity in the net income or loss of the limited partnerships based on the Company’s interest in the partnerships. The Company recorded losses from these limited partnerships of $453,000, $498,000 and $384,000 for 2013, 2012 and 2011, respectively. In addition, the Company has recorded the benefit of low income housing tax credits of $159,000, $283,000 and $445,000 for 2013, 2012 and 2011, respectively. Combined financial statements for the limited partnerships recorded under the equity method of accounting are as follows:

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Combined Condensed Balance Sheets
	2013	2012
Assets
Cash	$474	$367
Land and property	48,722	50,361
Other assets	2,258	2,485
Total assets	$51,454	$53,213

Liabilities
Notes payable	$42,376	$43,764
Other liabilities	1,375	1,394
Total liabilities	43,751	45,158
Partners' equity
General partners	(3,652)	(3,649)
Limited partners	11,355	11,704
Total partners’ equity	7,703	8,055
Total liabilities and partners' equity	$51,454	$53,213

	2013	2012	2011
Combined condensed statements of operations
Total revenue	$6,786	$6,606	$6,603
Total expenses	(7,472)	(6,905)	(7,518)

Net loss	$(686)	$(299)	$(915)

Note 9: Core Deposit and Other Intangibles

The carrying basis of recognized intangible assets at December 31, 2013 and 2012, were:

	2013	2012
Core deposits	$1,396	$2,118
Other intangibles	233	293
	$1,629	$2,411

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Amortization expense for the years ended December 31, 2013, 2012 and 2011, was $782,000, $962,000 and $1,160,000, respectively. Estimated amortization expense for each of the next five years is:

2014	$616
2015	458
2016	304
2017	179
2018	58
Thereafter	14
$1,629

Note 10: Deposits

Deposits were comprised of the following at December 31, 2013 and 2012:

	2013	2012
Noninterest-bearing demand	$144,195	$138,269
Interest-bearing demand	262,114	259,220
Savings	119,380	110,211
Money market savings	115,600	98,366
Certificates and other time deposits of $100,000 or more	182,003	224,984
Other certificates	289,792	352,959
Total deposits	$1,113,084	$1,184,009

Certificates, including other time deposits of $100,000 or more, maturing in years ending December 31 are as follows:

2014	$224,344
2015	96,083
2016	54,160
2017	51,384
2018	31,290
Thereafter	14,534
$471,795

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 11: Federal Home Loan Bank Advances

FHLB advances maturing in years ending December 31 are as follows:

2014	$37,605
2015	5,113
2016	1,619
2017	37,028
2018	30,030
Thereafter	31,533
$142,928

At December 31, 2013, the Company had pledged $411,937,000 in qualifying first mortgage loans as collateral for advances and outstanding letters of credit. Advances, at interest rates from 0.50 to 7.33 percent at December 31, 2013, were subject to restrictions or penalties in the event of prepayment.

Note 12: Other Borrowings

Other borrowings consisted of the following components as of December 31:

	2013	2012
Note payable	$6,830	$7,589
Subordinated debenture	4,060	4,017
Total	$10,890	$11,606

The Company borrowed $7,589,000 from First Tennessee Bank, N.A. at a variable rate of LIBOR plus 2.80%, with principal and interest payments made quarterly. Company also has a forward interest rate swap that fixed the variable rate portion of this loan for the term of the note at 3.915%. The loan is collateralized by the Bank’s stock and matures in December 2017.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The maturity of the First Tennessee note is as follows:

Principal Payments Due in Years Ending December 31:
2014	$759
2015	759
2016	759
2017	4,553
Total note payable	$6,830

The Company assumed $5,000,000 in debentures as the result of an acquisition of MFB Corp. in 2008. In 2005, MFB Corp. had formed MFBC Statutory Trust (MFBC), as a wholly owned business trust, to sell trust preferred securities. The proceeds from the sale of these trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from the acquired company. The junior subordinated debentures are the sole assets of MFBC and are fully and unconditionally guaranteed by the Company. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The securities bore a fixed rate of interest of 6.22% for the first five years, and the rate resets quarterly at the prevailing three-month LIBOR rate plus 170 basis points. In 2009, the Company entered into a forward interest rate swap that fixed the variable rate portion for five years at 5.15%. The Company may redeem the trust preferred securities, in whole or in part, without penalty, on or after September 15, 2010. These securities mature on September 15, 2035. The net balance of the note as of December 31, 2013 was $4,060,000 due to the fair value adjustment of the note made at the time of the acquisition.

Note 13: Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans consist of the following:

	2013	2012
Loans serviced for
Freddie Mac	$303,313	$304,831
Fannie Mae	20,881	29,196
FHLB	10,958	11,578
Other investors	1,811	1,753
	$336,963	$347,358

The aggregate fair value of capitalized mortgage servicing rights is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates. The amount of servicing fees collected during 2013, 2012 and 2011 totaled approximately $896,000, $986,000, and $1,080,000.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	2013	2012	2011
Mortgage-servicing rights
Balances, January 1	$2,396	$3,101	$3,674
Servicing rights capitalized	464	294	430
Amortization of servicing rights	(1,002)	(999)	(1,003)
	1,858	2,396	3,101
Valuation allowance	-	(665)	(475)
Balances, December 31,	$1,858	$1,731	$2,626

The fair value of servicing rights subsequently measured using the amortization method was as follows:

	2013	2012
Mortgage-servicing rights
Fair value, beginning of period	$1,731	$2,626
Fair value, end of period	2,106	1,731

Activity in the valuation allowance for mortgage servicing rights was as follows:

	2013	2012	2011
Balance, beginning of year	$665	$475	$325
Additions	-	190	355
Reductions	(665)	-	(205)
Balance, end of year	$-	$665	$475

Note 14: Income Tax

The provision for income taxes includes these components:

	2013	2012	2011
Income tax expense
Currently payable
Federal	$2,272	$1,745	$423
State	(677)	305	(6)
Deferred
Federal	1,372	887	(94)
State	841	(305)	6
Total income tax expense	$3,808	$2,632	$329

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

A reconciliation of income tax expense at the federal statutory rate to actual tax expense is shown below:

	2013	2012	2011
Federal statutory income tax at 34%	$4,423	$3,359	$1,297
State taxes	109	-	-
Low income housing credits	(159)	(283)	(445)
Tax-exempt income	(725)	(587)	(615)
Other	160	143	92
Actual tax expense	$3,808	$2,632	$329
Effective tax rate	29.28%	26.64%	8.63%

The components of the deferred asset included on the consolidated balance sheets were as follows:

	2013	2012
Assets
Unrealized loss on securities available for sale	$1,762	$-
Allowance for loan losses	5,439	6,816
Deferred compensation	2,970	3,170
Business tax and AMT credit carryovers	7,140	7,593
Capital loss carryover	548	557
Net operating loss carryover	2,684	2,822
Goodwill impairment	3,032	3,598
Other	2,081	2,063
Total assets	25,656	26,619

Liabilities
Unrealized gain on securities available for sale	-	(1,600)
Depreciation and amortization	(833)	(1,197)
FHLB stock	(541)	(566)
State income tax	(1,011)	(1,547)
Loan fees	(770)	(672)
Investments in limited partnerships	(2,596)	(2,301)
Mortgage servicing rights	(732)	(650)
Other	(336)	(338)
Total liabilities	(6,819)	(8,871)

Valuation Allowance
Beginning balance	(1,835)	(1,835)
Increase during period	-	-
Ending balance	(1,835)	(1,835)
Net deferred tax asset	$17,002	$15,913

The Company has unused business income tax credits of $5,789,000 that will begin to expire in 2025 and a state net operating loss of $33,553,000 that will begin to expire in 2022. In addition, the Company has an AMT credit carryover of $1,351,000 with an unlimited carryover period.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
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

The Company’s federal and state income tax returns have been closed without audit by the IRS through the year ended December 31, 2009.

Note 15: Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2013	2012
Net unrealized gain (loss) on securities available-for-sale	$(2,029)	$8,616
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(2,945)	(3,745)
Net unrealized loss on derivative used for cash flow hedges	(259)	(416)
Net unrealized loss relating to defined benefit plan liability	100	(49)
	(5,133)	4,406
Tax expense (benefit)	(1,718)	1,603
Net of tax amount	$(3,415)	$2,803

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Statement of Income for the years ended December 31, 2013, 2012 and 2011.

	Amount Reclassified from Accumulated Other Comprehensive Income For the Year Ended December 31,
Details about Accumulated Other Comprehensive Income Components	2013	2012	2011	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available-for-sale securities
Realized securities gains reclassified into income	$835	$2,831	$1,855	Other income - net realized gains on sale of available-for-sale securities
Related income tax expense	(284)	(963)	(631)	Income tax expense

Total reclassifications for the period, net of tax	$551	$1,868	$1,224
124

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
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

Financial instruments whose contract amount represents credit risk as of December 31:

	2013	2012
Loan commitments	$185,702	$156,338
Standby letters of credit	2,909	3,298

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

Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days, and which are primarily intended for sale to investors in the secondary market. Total mortgage loans in the process of origination amounted to $1,301,000 and $7,845,000, and mortgage loans held for sale amounted to $1,888,000 and $5,106,000, at December 31, 2013 and 2012, respectively.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 17: Stockholders’ Equity

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding retained net income for the previous two calendar years and the current year. In the event the Bank becomes unable to pay dividends to the Company, the Company may not be able to service its debt, pay its other obligations or pay dividends on its common stock. At December 31, 2013, due to the payoff of SBLF, the Bank is unable to pay dividends without prior regulatory notification.

Note 18: Preferred Stock

As of December 31, 2013, the Company has repurchased all of the preferred stock issued to the Treasury under the Small Business Lending Fund (SBLF).

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2013 and 2012, the Company and Bank meet all capital adequacy requirements to which it is subject.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The Company’s and Bank’s actual capital amounts and ratios are presented in the table below.

	December 31, 2013
	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Leverage Capital Level(1):
MutualFirst Consolidated	$109,771	7.9%	$55,652	4.0%	$	N/A	N/A
MutualBank	115,174	8.3	55,621	4.0		69,526	5.0%
Tier 1 Risk-Based Capital Level (2) :
MutualFirst Consolidated	$109,771	11.3%	$38,754	4.0%		$58,131	6.0%
MutualBank	115,174	11.9	38,733	4.0		58,099	6.0
Total Risk-Based Capital Level (3) :
MutualFirst Consolidated	$121,891	12.6%	$77,507	8.0%		$96,884	10.0%
MutualBank	127,294	13.2	77,466	8.0		96,832	10.0

(1) Tier 1 Capital to Average Total Assets of $1.4 billion for the Bank and $1.4 billion for the Company at December 31, 2013

(2) Tier 1 Capital to Risk-Weighted Assets of $968.3 million for the Bank and $968.8 million for the Company at December 31, 2013.

(3) Total Capital to Risk-Weighted Assets.

	December 31, 2012
	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Leverage Capital Level(1):
MutualFirst Consolidated	$125,770	8.8%	$57,137	4.0%	$	N/A	N/A
MutualBank	132,254	9.3	57,121	4.0		71,401	5.0%
Tier 1 Risk-Based Capital Level (2) :
MutualFirst Consolidated	$125,770	13.2%	$38,248	4.0%		$57,372	6.0%
MutualBank	132,254	13.8	38,217	4.0		57,326	6.0
Total Risk-Based Capital Level (3) :
MutualFirst Consolidated	$137,764	14.4%	$76,496	8.0%		$95,620	10.0%
MutualBank	144,247	15.1	76,434	8.0		95,543	10.0

(1) Tier 1 Capital to Average Total Assets of $1.4 billion for the Bank and $1.4 billion for the Company at December 31, 2012

(2) Tier 1 Capital to Risk-Weighted Assets of $955.4 million for the Bank and $956.2 million for the Company at December 31, 2012.

(3) Total Capital to Risk-Weighted Assets.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 20: Employee Benefits

The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The contributions are discretionary and determined annually. The Company matches employees' contributions at the following rates: 100 percent of participant contributions up to 3% and 50 percent of participant contributions from 3-5%, not to exceed a maximum of 4% of their compensation. The Company’s expense for the plan was $552,000, $537,000 and $524,000 for 2013, 2012 and 2011, respectively.

The Company has a supplemental retirement plan and deferred compensation arrangements for the benefit of certain officers. The Company also has deferred compensation arrangements with certain directors whereby, in lieu of currently receiving fees, the directors or their beneficiaries will be paid benefits for an established period following the director’s retirement or death. These arrangements are informally funded by life insurance contracts which have been purchased by the Company. The Company records a liability for these vested benefits based on the present value of future payments. The Company’s expense for the plan was $748,000, $675,000 and $693,000 for 2013, 2012 and 2011, respectively.

The Company has an ESOP covering substantially all of its employees. At December 31, 2013, 2012 and 2011, the Company had 0, 31,785 and 63,570 unearned ESOP shares with a fair value of $0, $363,000 and $449,000. Shares are released to participants proportionately as ESOP debt is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares are used to repay the loan. Compensation expense is recorded equal to the fair market value of the stock committed-to-be-released when contributions, which are determined annually by the Board of Directors of the Company and Bank, are made to the ESOP. Expense under the ESOP for 2013, 2012 and 2011 was $474,000, $328,000 and $268,000, respectively. The following table provides information on ESOP shares at December 31:

	2013	2012	2011
Allocated shares	414,896	397,176	379,704
Suspense shares	-	31,785	63,570
Committed-to-be released shares	31,785	31,783	31,783

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
December 31, 2013, 2012 and 2011
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

The following is a summary of the status of the Company’s stock option plans and changes in these plans during 2013.

	2013
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	788,359	$11.27
Granted	-	-
Exercised	61,677	8.73
Forfeited/expired	39,639	25.15
Outstanding, end of year	687,043	$10.70	6.7 years	$17,473
Options exercisable at year end	687,043	$10.70

There were 61,677, 67,916 and 2,832 options exercised during the years ended December 31, 2013, 2012 and 2011. The weighted-average grant-date fair value of options granted during 2012 was $2.01. There were no options granted during 2013. The Company will fulfill options with authorized but unissued shares of stock from the 934,702 shares the Company has authorized under the shareholder approved equity compensation plans. There were 101,642 shares remaining to be granted under the current plans.

The incentive stock options were granted with the exercise price equal to market price on the day of the grant. The following assumptions were used to determine the fair value of options granted in 2012.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	2013	2012
Risk-free interest rate	-	1.7%
Expected option life	-	10.0 yrs
Dividend yield	-	3.45%
Expected volatility of stock price	-	31.5%

Cash received from options exercised under all share-based payment arrangements for years ended December 31, 2013, 2012 and 2011 was $538,000, $551,000 and $17,000, respectively. The intrinsic value on options exercised during the years ended December 31, 2013 and 2012 was $377,000 and $287,000, respectively.

Note 22: Earnings Per Share

Earnings per share were computed as follows:

	2013
	Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$9,200	7,076,877
Dividends and accretion on preferred stock	(1,257)
Income available to common stockholders	7,943	7,076,877	$1.12
Effect of Dilutive Securities
Stock options		180,941
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$7,943	7,257,818	$1.09

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

Options to purchase 75,831, 246,815, and 509,975 shares of common stock were outstanding at December 31, 2013, 2012 and 2011, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Note 23: Fair Values of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs supported by little or no market activity and are significant to the fair value of the assets or liabilities

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Mortgage-backed securities
Government sponsored agencies	$103,517	$-	$103,517	$-
Collateralized mortgage obligations
Government sponsored agencies	107,578	-	107,578	-
Federal agencies	4,774	-	4,774	-
Municipal obligations	27,338	-	27,338	-
Corporate obligations	21,141	-	17,805	3,336
Available-for-sale securities	$264,348	$-	$261,012	$3,336

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2012
Mortgage-backed securities
Government sponsored agencies	$126,375	$-	$126,375	$-
Collateralized mortgage obligations
Government sponsored agencies	118,235	-	118,235	-
Federal agencies	13,014	-	13,014	-
Municipal obligations	3,264	-	3,264	-
Corporate obligations	20,309	-	17,834	2,475
Available-for-sale securities	$281,197	$-	$278,722	$2,475

The following is a reconciliation of the beginning and ending balances for the years ended December 31, 2013, 2012 and 2011 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	2013	2012	2011
Beginning balance	$2,475	$2,454	$2,645
Total realized and unrealized gains (losses)
Included in net income	-	-	(193)
Included in other comprehensive income (loss)	897	30	(56)
Purchases, issuances and settlements	(36)	(9)	58
Ending balance	$3,336	$2,475	$2,454
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$0	$(193)

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
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
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Impaired loans	$925	$-	$-	$925
Other real estate owned	1,677	-	-	1,677
Mortgage-servicing rights	2,106	-	-	2,106

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2012
Impaired loans	$8,032	$-	$-	$8,032
Other real estate owned	355	-	-	355
Mortgage-servicing rights	1,731	-	-	1,731

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

December 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$3,336	Discounted cash flow	Discount rate	10.0-17.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.5-2.7%
			Projected cures given deferral	0-15.0%
			Loss severity	46.9-73.7%
Impaired loans (collateral dependent)	$925	Third party valuations	Discount to reflect realizable value	7.3-78.3%
Other real estate owned	$1,677	Third party valuations	Discount to reflect realizable value less estimated selling costs	0-25.0%
Mortgage-servicing rights	$2,106	Third party valuations	Prepayment speeds	105-700%
			Discount rates	10.0%
			Servicing fee	0.25%

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

December 31, 2012	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,475	Discounted cash flow	Discount rate	9.0-17.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.5-2.2%
			Projected cures given deferral	0-15.0%
			Loss severity	58.0-79.4%
Impaired loans (collateral dependent)	$8,032	Third party valuations	Discount to reflect realizable value	0-40.0%
Other real estate owned	$355	Third party valuations	Discount to reflect realizable value less estimated selling costs	0-25.0%
Mortgage-servicing rights	$1,731	Third party valuations	Prepayment speeds	100-700%
			Discount rates	10.1%
			Servicing fee	0.25%

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
December 31, 2013, 2012 and 2011
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

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated balance sheets as of the dates noted below are as follows:

			Fair Value Measurements Using
December 31, 2013	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$25,285	$25,285	$25,285	$-	$-
Loans held for sale	1,888	1,905	-	1,905	-
Loans, net	965,966	935,414	-	-	935,414
FHLB stock	14,391	14,391	-	14,391	-
Interest receivable	3,775	3,775	-	3,775	-
Liabilities
Deposits	1,113,084	1,068,422	593,457	-	474,965
FHLB advances	142,928	141,526	-	141,526	-
Other borrowings	10,890	10,890	-	10,890	-
Interest payable	157	157	-	157	-

			Fair Value Measurements Using
December 31, 2012	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$32,778	$32,778	$32,778	$-	$-
Loans held for sale	5,106	5,235	-	5,235	-
Loans, net	969,545	993,539	-	-	993,539
FHLB stock	14,391	14,391	-	14,391	-
Interest receivable	3,846	3,846	-	3,846	-
Liabilities
Deposits	1,184,009	1,195,825	606,066	-	589,759
FHLB advances	74,675	75,688	-	75,688	-
Other borrowings	11,606	12,648	-	12,648	-
Interest payable	236	236	-	236	-

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 24: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets
	2013	2012
Assets
Cash on deposit with Bank	$412	$1,946
Cash on deposit with others	658	1,008
Total cash	1,070	2,954
Investment in common stock of Bank	121,362	148,484
Deferred and current income tax	359	483
Other assets	10	-
Total assets	$122,801	$151,921

Liabilities
Other borrowings	$10,890	$11,606
Other liabilities	269	822
Total liabilities	11,159	12,428

Stockholders' Equity	111,642	139,493
Total liabilities and stockholders' equity	$122,801	$151,921

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed Statements of Income
	2013	2012	2011
Income
Interest income from Bank	$4	$12	$10
Dividends from Bank	30,692	5,200	7,904
Other income	-	17	-
Total income	30,696	5,229	7,914
Expenses	1,036	1,520	1,587
Income before income tax and equity in undistributed income of the Bank	29,660	3,709	6,327
Income tax benefit	(342)	(451)	(478)
Income before equity in undistributed income (distributions in excess of income) of the Bank	30,002	4,160	6,805
Equity in undistributed income (distributions in excess of income) of the Bank	(20,802)	3,086	(3,321)
Net income	9,200	7,246	3,484
Preferred stock dividends and accretion	1,257	1,446	2,115
Net Income Available to Common Shareholders	$7,943	$5,800	$1,369

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed Statements of Comprehensive Income
	2013	2012	2011
Net income	$9,200	$7,246	$3,484
Other comprehensive income:
Net unrealized holding gain (loss) on securities available-for-sale	(9,810)	4,782	10,267
Net unrealized gain (loss) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	800	43	(56)
Less: Reclassification adjustment for realized (gains) losses included in net income	(835)	(2,831)	(1,855)
Net unrealized gain (loss) on derivative used for cash flow hedges	157	56	(133)
Net unrealized gain (loss) relating to defined benefit plan	149	399	(197)
	(9,539)	2,449	8,026
Income tax (expense) benefit related to other comprehensive income	3,321	(849)	(2,835)
Other comprehensive income (loss)	(6,218)	1,600	5,191
Comprehensive income	$2,982	$8,846	$8,675

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed Statements of Cash Flows
	2013	2012	2011

Operating Activities
Net income	$9,200	$7,246	$3,484
Item not requiring cash
ESOP shares earned	474	329	268
Deferred income tax benefit	71	(263)	46
(Equity in undistributed income) distributions in excess of income of subsidiary	20,802	(3,086)	3,321
Other	(365)	462	893
Net cash provided by operating activities	30,182	4,688	8,012

Financing Activities
Repayment of other borrowings	(759)	(847)	(800)
Proceeds from issuance of preferred stock	-	-	28,923
Stock repurchased	(28,924)	-	(33,282)
Cash dividends	(2,953)	(3,113)	(3,420)
Proceeds from stock options exercised	570	551	17
Net cash used in financing activities	(32,066)	(3,409)	(8,562)
Net Change in Cash	(1,884)	1,279	(550)
Cash, Beginning of Year	2,954	1,675	2,225
Cash, End of Year	$1,070	$2,954	$1,675

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and (as defined in sec Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures as of December 31, 2013, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on our assessment, we believe that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

Date: March 14, 2014	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

MutualFirst Financial, Inc.

Muncie, Indiana

We have audited MutualFirst Financial, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, MutualFirst Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of MutualFirst Financial, Inc. and our report dated March 14, 2014, expressed an unqualified opinion thereon.

BKD, LLP

Indianapolis, Indiana

March 14, 2014

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Information concerning the Company’s directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2014, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company who are directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2014, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

The business experience of each of our other current executive officers for at least the past five years is set forth below.

Christopher D. Cook. Age 40 years. Mr. Cook, a certified public accountant, has served as Senior Vice President, Treasurer and Chief Financial Officer of MutualFirst and MutualBank since May 2010.  Mr. Cook began his career with MutualBank in 1996. Since that time he has served as Profitability Analyst, Assistant Treasurer, Controller and Director of Finance.

Sharon L. Ferguson.  Age 58 years.  Ms. Ferguson has served as Senior Vice President of Risk Management of the Bank since February 2009.  From April 2008 until February 2009, she served as Senior Vice President of Consumer Banking.  From September 2007 to April 2008 she served as Vice President of Retail Products. From October 2005 until September 2007 she served as Assistant Vice President, Retail Products Manager. Prior to October 2005 she served as Assistant Vice President, Consumer Lending and Deposits Manager. She has been with the Bank since March 1998.

Christopher L. Caldwell. Age 48 years. Mr. Caldwell has served as Senior Vice President of Business Banking of MutualBank since December 2012.  Beginning in 2008, he served as Vice President/Senior Business Banker for the Central Region of MutualBank.  From 2006 to 2008, he served as Regional Head of Commercial Lending for Delaware and Randolph counties.  He became a Vice President of Commercial Lending in 2005.  Mr. Caldwell is a graduate of the ABA Stonier Graduate School of Banking and serves as Secretary of the MutualBank Charitable Foundation.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Linn A. Crull (Chairman), Wilbur R. Davis, Jerry D. McVicker, Edward J. Levy and Jonathan C. Kintner, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Crull and Mr. Levy are each considered to be an “audit committee financial expert” as defined in applicable SEC rules. Additional information concerning the audit committee of the Company’s Board of Directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2014, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

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

To the Company’s knowledge, based solely on its review of the Section 16 reports filed by its directors and executive officers and written representations from those directors and executive officers, all Section 16(a) filing requirements applicable to the Company’s executive officers and directors during the fiscal year ended December 31, 2013, were met, except for a form 4 filed by Christopher L. Caldwell covering 667 shares which was filed late due to a communication error.

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

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2014, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2014, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	687,043	$10.70	62,003	(1)
Equity compensation plans not approved by security holders	-	-	-

(1) These shares are available for future grants under the Company’s 2000 and 2008 stock option plans.

Item 13. Certain Relationships and Related Transactions

Information required by this item concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2014, which will be filed no later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2014, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8 of this Form 10-K:

Annual Report Section
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2013 and 2012
Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, December 31, 2013, 2012 and 2011

(a)(2) Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) Exhibits:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Articles of Incorporation	b
3.2	Articles Supplementary for the Series A Preferred Stock	c
3.3	Articles Supplementary for the SBLF Preferred Stock	a
3.4	Amended Bylaws	k
3.5	Articles Supplementary to the Company’s Charter re: term of appointed directors	l
4.1	Form of Common Stock Certificate	b
4.2	Form of Certificate for the Series A Preferred Stock	c
4.3	Form of Certificate for the SBLF Preferred Stock	a
9	Voting Trust Agreement	None
10.1	Employment Agreement with David W. Heeter	e
10.2	Employment Agreement with Patrick C. Botts	e

10.3	Form of Supplemental Retirement Plan Income Agreements for Patrick C. Botts and David W. Heeter	f
10.4	Named Executive Officer Salaries and Bonus Arrangements for 2013	n
10.5	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker	g
10.6	Form of Agreements for Executive Deferred Compensation Plan for Patrick C. Botts and David W. Heeter	f
10.7	Registrant’s 2001 Stock Option and Incentive Plan	h
10.8	Registrant’s 2001 Recognition and Retention Plan	h
10.9	Director Fee Arrangements for 2013	10.9
10.10	Director Deferred Compensation Plan	i
10.11	MutualFirst Financial, Inc. 2008 Stock Option and Incentive Plan	d
10.12	MFB Corp. 2002 Stock Option Plan	d
10.13	MFB Corp. 1997 Stock Option Plan	d
10.14	Employment Agreement with Charles J. Viater	e
10.15	Salary Continuation Agreement with Charles J. Viater	d
10.16	Loan Agreement with First Tennessee Bank National Association dated December 21, 2009.	m
10.17	Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.18	Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.19	Small Business Lending Fund - Securities Purchase Agreement, dated August 25, 2011, between MutualFirst Financial, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock	a
10.20	Repurchase Agreement dated August 25, 2011, between MutualFirst Financial, Inc. and the United States Department of the Treasury, with respect to the repurchase and redemption of the TARP Preferred Stock	a
10.21	Employment Agreement with Christopher D. Cook.	e
11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
14	Code of Ethics	o
16	Letter re change in certifying accountant	None
18	Letter re change in accounting principles	None
21	Subsidiaries of the registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of experts and counsel	23
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32

101	Financial Statements from the Company’s Form 10-K for the year ended December 31, 2013, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Condensed Statements of Income for the Years Ended December 31, 2013, 2012 and 2011; (iii) Consolidated Condensed Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011; (iv) Consolidated Condensed Statement of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011 (v) Consolidated Condensed Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements, December 31, 2013, 2012 and 2011, as follows:
	101.INS XBRL Instance Document	101.INS
	101.SCH XBRL Taxonomy Extension Schema Document	101.SCH
	101.CAL XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL
	101.DEF XBRL Taxonomy Extension Definition Linkbase Document	101.DEF
	101.LAB XBRL Taxonomy Extension Labels Linkbase Document	101.LAB
	101.PRE XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE

a	Filed as an exhibit to the Company’s Form 8-K filed on August 26, 2011 and incorporated herein by reference.

b	Filed as an exhibit to the Company’s Form S-1 registration statement filed on September 16, 1999 and incorporated herein by reference.

c	Filed as an exhibit to the Company’s Form 8-K filed on December 23, 2008 and incorporated herein by reference.

d	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference.

e	Filed as an exhibit to the Company’s Form 10-Q filed on November 14, 2012 and incorporated herein by reference.

f	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2001 and incorporated herein by reference.

g	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2002 and incorporated herein by reference.

h	Filed as an Appendix to the Company’s Form S-4/A Registration Statement filed on October 19, 2001 and incorporated herein by reference.

i	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2007 and incorporated herein by reference.

j	Filed as an exhibit to the Company’s Form 10-K filed on March 23, 2010 and incorporated herein by reference.

k	Filed as an exhibit to the Company’s Form 8-K filed on October 15, 2007 and incorporated herein by reference.

l	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.

m	Filed as an exhibit to the Company’s Form 8-K filed on December 24, 2009 and incorporated herein by reference.

n	Filed as an exhibit to the Company’s Form 8-K filed on February 15, 2012 and incorporated herein by reference.

o	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

(b) Exhibits - See list in (a)(3) and the Exhibit Index following the signature page.

(c) Financial Statements Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MutualFirst Financial, Inc.

Date: March 14, 2014	By:	/s/David W. Heeter
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

/s/David W. Heeter	/s/Wilbur R. Davis
David W. Heeter, President and Director	Wilbur R. Davis, Chairman of the Board
(Principal Executive Officer)	Date: March 14, 2014
Date: March 14, 2014

/s/Patrick C. Botts	/s/Linn A. Crull
Patrick C. Botts, Director	Linn A. Crull, Director
Date: March 14, 2014	Date: March 14, 2014

/s/James D. Rosema	/s/William V. Hughes
James D. Rosema, Director	William V. Hughes, Director
Date: March 14, 2014	Date: March 14, 2014

/s/Jerry D. McVicker	/s/James R. Schrecongost
Jerry D. McVicker, Director	James R. Schrecongost
Date: March 14, 2014	Date: March 14, 2014

/s/Jonathan E. Kintner, O.D.	/s/Edward C. Levy
Jonathan E. Kintner, O.D., Director	Edward C. Levy, Director
Date: March 14, 2014	Date: March 14, 2014

/s/Michael J. Marien	/s/Charles J. Viater
Michael J. Marien, Director	Charles J. Viater, Director
Date: March 14, 2014	Date: March 14, 2014

/s/ Christopher D. Cook
Christopher D. Cook, Senior Vice President
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 14, 2014

INDEX TO EXHIBITS

Number	Description

10.9	Director Fee Arrangements for 2014

21	Subsidiaries of the Registrant

23	Consent of Accountants

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

