Form 10-Q
period 2014-03-31
MUTUALFIRST FINANCIAL INC
filed 2014-05-09
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of May 6, 2014, there were 7,128,549 shares of the registrant’s common stock outstanding.

MutualFirst Financial, Inc.

Form 10-Q Quarterly Report for the Period Ended March 31, 2014

MutualFirst Financial, Inc.

Consolidated Condensed Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$7,317	$8,013
Interest-bearing demand deposits	14,805	17,272
Cash and cash equivalents	22,122	25,285
Investment securities available for sale	269,106	264,348
Loans held for sale	1,542	1,888
Loans, net of allowance for loan losses of $13,370 and $13,412,
at March 31, 2014 and December 31, 2013, respectively	964,479	965,966
Premises and equipment, net	31,419	31,471
Federal Home Loan Bank stock	14,391	14,391
Investment in limited partnerships	1,965	2,092
Deferred tax asset	15,468	17,002
Cash value of life insurance	50,110	49,843
Core deposit and other intangibles	1,461	1,629
Other assets	16,479	17,490
Total assets	$1,388,542	$1,391,405

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$148,856	$144,195
Interest-bearing	956,105	968,889
Total deposits	1,104,961	1,113,084
Federal Home Loan Bank advances	144,128	142,928
Other borrowings	10,711	10,890
Other liabilities	13,431	12,861
Total liabilities	1,273,231	1,279,763

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 7,122,249 and 7,117,179 shares	71	71
Additional paid-in capital	73,370	73,336
Retained earnings	43,186	41,650
Accumulated other comprehensive loss	(1,316)	(3,415)
Total stockholders' equity	115,311	111,642
Total liabilities and stockholders' equity	$1,388,542	$1,391,405

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Income
(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended
	March 31,
	2014	2013
Interest and Dividend Income
Loans receivable	$10,766	$11,023
Investment securities	1,767	1,745
Federal Home Loan Bank stock	200	127
Deposits with financial institutions	5	6
Total interest and dividend income	12,738	12,901

Interest Expense
Deposits	1,701	2,510
Federal Home Loan Bank advances	474	263
Other interest expense	144	149
Total interest expense	2,319	2,922

Net Interest Income	10,419	9,979
Provision for loan losses	350	950
Net Interest Income After Provision for Loan Losses	10,069	9,029

Other Income
Service fee income	1,341	1,571
Net realized gain on sales of available-for-sale securities	150	339
Commissions	1,082	982
Equity in losses of limited partnerships	(93)	(126)
Net gains on sales of loans	104	436
Net servicing expenses	(24)	(28)
Increase in cash value of life insurance	267	317
Gain (loss) on sale of other real estate and repossessed assets	(62)	19
Other income	108	127
Total other income	2,873	3,637

Other Expenses
Salaries and employee benefits	5,873	5,551
Net occupancy expenses	670	694
Equipment expenses	458	466
Data processing fees	406	384
Advertising and promotion	301	270
ATM expense	290	241
Deposit insurance	270	324
Professional fees	438	336
Software subscriptions and maintenance	416	369
Other real estate and repossessed assets	135	173
Other expenses	990	1,105
Total other expenses	10,247	9,913

Income Before Income Tax	2,695	2,753
Income tax expense	732	777

Net Income	1,963	1,976
Preferred stock dividends and accretion	-	362

Net Income Available to Common Shareholders	$1,963	$1,614

Earnings Per Share
Basic	$0.28	$0.23
Diluted	$0.27	$0.22

Dividends per common share	$0.06	$0.06

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2014	2013
Net Income	$1,963	$1,976
Other Comprehensive Income
Net unrealized holding gain (loss) on securities available-for-sale	2,681	(940)
Net unrealized gain (loss) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	634	(10)
Reclassification adjustment for realized gains included in net income	(150)	(339)
Net unrealized gain on derivative used for cash flow hedges	32	37
	3,197	(1,252)
Income tax (expense) benefit related to other comprehensive income	(1,098)	438
Other comprehensive income (loss)	2,099	(814)

Comprehensive Income	$4,062	$1,162

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Stockholders’ Equity
For the Period Ended March 31, 2014

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Common Stock	Paid-in Capital Common	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances December 31, 2013	$71	$73,336	$41,650	$(3,415)	$111,642
Net income			1,963		1,963
Other comprehensive income, net of taxes				2,099	2,099
Stock options, exercised		34			34
Cash dividends, common stock ($.06 per share)			(427)		(427)
Balances March 31, 2014	$71	$73,370	$43,186	$(1,316)	$115,311

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended
	March 31,
	2014	2013
Operating Activities
Net income	$1,963	$1,976
Items not requiring (providing) cash
Provision for loan losses	350	950
Depreciation and amortization	1,030	1,231
Deferred income tax	435	(62)
Loans originated for sale	(2,650)	(27,664)
Proceeds from sales of loans held for sale	3,061	26,287
Gain on sale of loans held for sale	(104)	(436)
Gain on sale of securities - available for sale	(150)	(339)
(Gain) loss on sale of other real estate and repossessed assets	62	(19)
Loss on sale of premises and equipment	8	-
Prepaid FDIC premium	-	303
Change in
Interest receivable and other assets	70	862
Interest payable and other liabilities	602	167
Cash value of life insurance	(267)	(317)
Other equity adjustments	138	112
Other adjustments	-	140
Net cash provided by operating activities	4,548	3,191

Investing Activities
Purchases of securities, available for sale	(24,119)	(39,922)
Proceeds from maturities and paydowns of securities, available for sale	6,967	18,169
Proceeds from sales of securities, available for sale	15,508	17,429
Net change in loans	544	11,957
Purchases of premises and equipment	(383)	(102)
Proceeds from real estate owned sales	1,278	1,106
Net cash provided by (used in) investing activities	(205)	8,637

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	16,334	14,115
Certificates of deposit	(24,457)	(30,397)
Proceeds from FHLB advances	117,800	60,000
Repayment of FHLB advances	(116,600)	(53,150)
Repayment of other borrowings	(190)	(190)
Cash dividends	(427)	(785)
Other financing activities	34	197
Net cash used in financing activities	(7,506)	(10,210)

Net Change in Cash and Cash Equivalents	(3,163)	1,618

Cash and Cash Equivalents, Beginning of Period	25,285	32,778

Cash and Cash Equivalents, End of Period	$22,122	$34,396

Additional Cash Flows Information
Interest paid	$2,275	$2,934
Income tax paid	500	500
Transfers from loans to foreclosed real estate	360	506
Mortgage servicing rights capitalized	39	154

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In Thousands, Except Share and Per Share Data)

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for year ended December 31, 2013, filed with the Securities and Exchange Commission on March 14, 2014.

The interim consolidated condensed financial statements at March 31, 2014, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2013 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings Per Share

Earnings per share were computed as follows:

	Three Months Ended March 31,
	2014			2013
	Income	Weighted- Average Shares	Per- Share Amount	Income	Weighted- Average Shares	Per- Share Amount
Basic Earnings Per Share
Net income	$1,963	7,118,853		$1,976	7,037,166
Dividends and accretion on preferred stock	-			(362)
Income available to common stockholders	1,963	7,118,853	$0.28	1,614	7,037,166	$0.23
Effect of Dilutive Securities
Stock options		234,191			157,926
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$1,963	7,353,044	$0.27	$1,614	7,195,092	$0.22

Options to purchase 44,161 and 240,312 shares of common stock were outstanding at March 31, 2014 and 2013, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

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

Note 4: Investment Securities

The amortized costs and approximate fair values, together with gross unrealized gains and losses on securities, are as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities
Government-sponsored agencies	$110,919	$1,821	$(1,397)	$111,343
Collateralized mortgage obligations
Government-sponsored agencies	107,074	1,277	(1,646)	106,705
Federal agencies	5	-	-	5
Municipal obligations	28,270	922	(33)	29,159
Corporate obligations	24,646	32	(2,784)	21,894
Total investment securities	$270,914	$4,052	$(5,860)	$269,106

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities
Government-sponsored agencies	$104,006	$1,700	$(2,189)	$103,517
Collateralized mortgage obligations
Government-sponsored agencies	108,305	1,207	(1,934)	107,578
Federal agencies	5,005	-	(231)	4,774
Municipal obligations	27,357	257	(276)	27,338
Corporate obligations	24,648	18	(3,525)	21,141
Total investment securities	$269,321	$3,182	$(8,155)	$264,348

The amortized cost and fair value of securities available for sale at March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
Description Securities	Amortized Cost	Fair Value
Security obligations due
One to five years	$9,722	$9,729
Five to ten years	10,614	10,537
After ten years	32,585	30,792
	52,921	51,058
Mortgage-backed securities
Government-sponsored agencies	110,919	111,343
Collateralized mortgage obligations
Government-sponsored agencies	107,074	106,705
Totals	$270,914	$269,106

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $2.0 million and $2.1 million at March 31, 2014 and December 31, 2013, respectively.

Proceeds from sales of securities available for sale during the three months ended March 31, 2014 and 2013 were $15.5 million and $17.4 million, respectively. Gross gains of $315,000 and $339,000 for the quarter ended March 31, 2014 and 2013, respectively, were recognized on those sales. Gross losses of $165,000 and $0 for the three months ended March 31, 2014 and 2013, respectively, were recognized on those sales.

All mortgage-backed securities and collateralized-mortgage obligations held by the Company as of March 31, 2014 were in government-sponsored or federal agency securities.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2014 and December 31, 2013 was $123.0 million and $147.8 million, which is approximately 45.7 percent and 55.9 percent of the Company’s investment portfolio at those dates.

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

During the first quarter of 2014 and 2013, the Bank determined that its holdings in trust preferred securities had no further other than temporary impairment.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities
Government-sponsored agencies	$53,895	$(1,397)	$-	$-	$53,895	$(1,397)
Collateralized mortgage obligations
Government-sponsored agencies	48,246	(1,394)	4,442	(252)	52,688	(1,646)
Municipal obligations	2,764	(8)	748	(25)	3,512	(33)
Corporate obligations	4,487	(13)	8,432	(2,771)	12,919	(2,784)
Total temporarily impaired securities	$109,392	$(2,812)	$13,622	$(3,048)	$123,014	$(5,860)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities
Government-sponsored agencies	$67,130	$(2,189)	$-	$-	$67,130	$(2,189)
Collateralized mortgage obligations
Government-sponsored agencies	51,753	(1,934)	-	-	$51,753	$(1,934)
Federal agencies	4,769	(231)			4,769	(231)
Municipal obligations	11,264	(245)	741	(31)	12,005	(276)
Corporate obligations	8,849	(151)	3,336	(3,374)	12,185	(3,525)
Total temporarily impaired securities	$143,765	$(4,750)	$4,077	$(3,405)	$147,842	$(8,155)

Mortgage-Backed Securities (MBS), Collateralized Mortgage Obligations (CMO) and Federal Agencies

The unrealized losses on the Company’s investment in MBSs, CMOs and Federal Agencies were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because (1) the decline in market value is attributable to changes in interest rates and not credit quality, (2) the Company does not intend to sell the investments and (3) it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014.

Corporate Obligations

The Company’s unrealized loss on investments in corporate obligations primarily relates to investments in pooled trust preferred securities. The unrealized losses were primarily caused by (1) a decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (2) a sector downgrade by several industry analysts. The Company currently expects some of the securities to settle at a price less than the amortized cost basis of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security). The Company has recognized a loss equal to the credit loss for these securities, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell these investments and it is likely that the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be at maturity, it does not consider the remainder of the investments to be other-than-temporarily impaired at March 31, 2014.

Other-Than-Temporary Impairment (OTTI)

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

	Accumulated Credit Losses
	Three Months Ended
	March 31,
	2014	2013
Credit losses on debt securities held
Beginning of year	$1,205	$1,205
Reductions related to actual losses incurred	-	-
As of March 31,	$1,205	$1,205
12

Pooled Trust Preferred Securities. The Company has invested in pooled trust preferred securities. At March 31, 2014, the current par balance of our pooled trust preferred securities was $8.2 million. The original par value of these securities was $10.3 million prior to the OTTI write-downs in 2011 and earlier, based on valuations by a third party. OTTI taken on trust preferred securities previously was the result of deterioration in the performance of the underlying collateral. The deterioration was the result of increased defaults and deferrals of dividend payments in that year, creating credit impairment along with weakening financial performance of performing collateral, increasing the risk of future deferrals of dividends and defaults. No additional OTTI was determined in the first quarter of 2014. All pooled trust preferred securities owned by the Bank are exempt from the Volcker Rule.

The following table provides additional information related to the Bank’s investment in trust preferred securities as of March 31, 2014.

Deal Name	Class	Original Par	Book Value	Fair Value	Unrealized gain (loss)	Realized Losses YTD	Lowest Ratings	Number of Banks / Insurance Cos. Currently Performing	Total Number of Banks and Insurance Cos. In Issuance (Unique)	Actual Deferrals/ Defaults (as a % of original collateral)	Total Projected Defaults (as a % of performing collateral) (1)	Excess subordination (after taking into account best estimate of future deferrals/ defaults) (2)
	(Dollars in Thousands)
Alesco Preferred Funding IX	B+	$1,000	$908	$559	$(349)	$-	B2	41	52	14.69%	15.78%	54.50%
Preferred Term Securities XIII	Ca	1,000	777	427	(350)	-	Ca	44	61	25.75%	20.21%	4.36%
Preferred Term Securities XVIII	Ca	1,000	917	435	(482)	-	Ca	52	72	22.51%	10.03%	6.43%
Preferred Term Securities XXVII	C	1,000	710	390	(320)	-	C	33	46	22.62%	16.29%	10.02%
U.S. Capital Funding I	Caa1	3,000	2,890	1,936	(954)	-	Caa1	28	33	9.44%	8.60%	8.90%
U.S. Capital Funding III	Ca	1,000	500	296	(204)	-	Ca	29	37	18.01%	11.61%	-%
		$8,000	$6,702	$4,043	$(2,659)	$-

(1)	A 10% recovery is applied to all projected defaults by depository institutions. A 15% recovery is applied to all projected defaults by insurance companies.

No recovery is applied to current defaults.

(2)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.
(1)	A 10% recovery is applied to all projected defaults by depository institutions. A 15% recovery is applied to all projected defaults by insurance companies. No recovery is applied to current defaults.
(2)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

Note 5: Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	March 31,	December 31,
	2014	2013
Net unrealized gain (loss) on securities available-for-sale	$502	$(2,029)
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(2,311)	(2,945)
Net unrealized loss on derivative used for cash flow hedges	(227)	(259)
Net unrealized loss relating to defined benefit plan liability	100	100
	(1,936)	(5,133)
Tax benefit	(620)	(1,718)
Net of tax amount	$(1,316)	$(3,415)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Statements of Income for the three months ended March 31, 2014 and 2013.

	Amount Reclassified from Accumulated Other Comprehensive Income For the Period Ended March 31,
Details about Accumulated Other Comprehensive Income Components	2014	2013	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available-for-sale securities
Realized securities gains reclassified into income	$150	$339	Other income - net realized gains on sale of available-for-sale securities
Related income tax expense	(51)	(115)	Income tax expense

Total reclassifications for the period, net of tax	$99	$224

Note 6: Fair Values of Financial Instruments

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and level within the ASC 820 fair value hierarchy in which the fair value measurements fall:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2014
Mortgage-backed securities
Government sponsored agencies	$111,343	$-	$111,343	$-
Collateralized mortgage obligations
Government sponsored agencies	106,705	-	106,705	-
Federal agencies	5	-	5	-
Municipal obligations	29,159	-	29,159	-
Corporate obligations	21,894	-	17,851	4,043
Available-for-sale securities	$269,106	$-	$265,063	$4,043

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Mortgage-backed securities
Government sponsored agencies	$103,517	$-	$103,517	$-
Collateralized mortgage obligations
Government sponsored agencies	107,578	-	107,578	-
Federal agencies	4,774	-	4,774	-
Municipal obligations	27,338	-	27,338	-
Corporate obligations	21,141	-	17,805	3,336
Available-for-sale securities	$264,348	$-	$261,012	$3,336

The following is a reconciliation of the beginning and ending balances for the three months ended March 31, 2014 and 2013 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	2014	2013
Beginning balance	$3,336	$2,475
Total realized and unrealized gains (losses)
Included in net income	-	-
Included in other comprehensive income (loss)	714	(10)
Purchases, issuances and settlements	(7)	-
Ending balance	$4,	$2,465
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$0

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2014
Impaired loans	$434	$-	$-	$434
Other real estate owned	160	-	-	160
Mortgage-servicing rights	1,659	-	-	1,659

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Impaired loans	$925	$-	$-	$925
Other real estate owned	1,677	-	-	1,677
Mortgage-servicing rights	2,106	-	-	2,106

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

March 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$4,043	Discounted cash flow	Discount rate	8.0-14.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.8-2.8%
			Projected cures given deferral	0-15.0%
			Loss severity	35.4-70.4%
Impaired loans (collateral dependent)	$434	Third party valuations	Discount to reflect realizable value	7.8-32.0%
Other real estate owned	$160	Third party valuations	Discount to reflect realizable value less estimated selling costs	3.8-16.2%
Mortgage-servicing rights	$1,659	Third party valuations	Prepayment speeds	105-700%
			Discount rates	10.0%
			Servicing fee	0.25%

December 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$3,336	Discounted cash flow	Discount rate	10.0-17.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.5-2.7%
			Projected cures given deferral	0-15.0%
			Loss severity	46.9-73.7%
Impaired loans (collateral dependent)	$925	Third party valuations	Discount to reflect realizable value	7.3-78.3%
Other real estate owned	$1,677	Third party valuations	Discount to reflect realizable value less estimated selling costs	0-25.0%
Mortgage-servicing rights	$2,106	Third party valuations	Prepayment speeds	105-700%
			Discount rates	10.0%
			Servicing fee	0.25%

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

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated balance sheets as of the dates noted below are as follows:

			Fair Value Measurements Using
March 31, 2014	Carrying Amount	Fair Value	Level 1	Level 2		Level 3
Assets
Cash and cash equivalents	$22,122	$22,122	$22,122	$		$
Loans held for sale	1,542	1,579			1,579
Loans, net	964,479	939,868					939,868
FHLB stock	14,391	14,391			14,391
Interest receivable	3,570	3,570			3,570
Liabilities
Deposits	1,104,961	1,064,483	609,342				455,141
FHLB advances	144,128	143,147			143,147
Other borrowings	10,711	10,711			10,711
Interest payable	201	201			201

			Fair Value Measurements Using
December 31, 2013	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$25,285	$25,285	$25,285	$-	$-
Loans held for sale	1,888	1,905	-	1,905	-
Loans, net	965,966	935,414	-	-	935,414
FHLB stock	14,391	14,391	-	14,391	-
Interest receivable	3,775	3,775	-	3,775	-
Liabilities
Deposits	1,113,084	1,068,422	593,457	-	474,965
FHLB advances	142,928	141,526	-	141,526	-
Other borrowings	10,890	10,890	-	10,890	-
Interest payable	157	157	-	157	-

Note 7 Loans and Allowance

Classes of loans at March 31, 2014 and December 31, 2013 include:

	March 31,	December 31,
	2014	2013
Real estate
Commercial	$197,327	$200,817
Commercial construction and development	16,304	13,321
Consumer closed end first mortgage	524,220	531,272
Consumer open end and junior liens	68,917	69,354
	806,768	814,764
Other loans
Consumer loans
Auto	14,476	14,856
Boat/RVs	81,826	79,419
Other	5,404	5,766
Commercial and industrial	77,776	75,402
	179,482	175,443
Total loans	986,250	990,207
Undisbursed loans in process	(10,974)	(13,346)
Unamortized deferred loan costs, net	2,573	2,517
Allowance for loan losses	(13,370)	(13,412)
Net loans	$964,479	$965,966

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

Commercial and Industrial

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

Consumer Real Estate and Other Consumer Loans

With respect to residential loans that are secured by consumer closed end first mortgages and are primarily owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires PMI if that ratio is exceeded. Consumer open end and junior lien loans are typically secured by a subordinate interest in 1-4 family residences, and other consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Nonaccrual Loans and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in managements’ opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions, but never greater than 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Nonaccrual loans, segregated by class of loans, as of March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
	2014	2013
Real estate
Commercial	$1,085	$1,349
Commercial construction and development	1,003	1,103
Consumer closed end first mortgage	3,743	4,057
Consumer open end and junior liens	325	421
Consumer loans
Auto	9	10
Boat/RVs	302	339
Other	22	12
Commercial and industrial	1,157	1,109
	$7,646	$8,400

An age analysis of the Company’s past due loans, segregated by class of loans, as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90Days	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days and Accruing
Real estate
Commercial	$3,874	$-	$828	$4,702	$192,625	$197,327	$-
Commercial construction and development	-	-	813	813	15,491	16,304	-
Consumer closed end first mortgage	7,064	1,272	3,230	11,566	512,654	524,220	206
Consumer open end and junior liens	298	70	308	676	68,241	68,917	-
Consumer loans
Auto	4	1	9	14	14,462	14,476	-
Boat/RVs	979	164	255	1,398	80,428	81,826	-
Other	55	4	10	69	5,335	5,404	-
Commercial and industrial	1,314	-	591	1,905	75,871	77,776	-
	$13,588	$1,511	$6,044	$21,143	$965,107	$986,250	$206

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90Days	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days and Accruing
Real estate
Commercial	$763	$196	$1,196	$2,155	$198,662	$200,817	$-
Commercial construction and development	333	-	915	1,248	12,073	13,321	-
Consumer closed end first mortgage	11,680	2,122	3,515	17,317	513,955	531,272	175
Consumer open end and junior liens	609	185	394	1,188	68,166	69,354	-
Consumer loans
Auto	54	8	9	71	14,785	14,856	-
Boat/RVs	1,410	262	202	1,874	77,545	79,419	13
Other	61	3	-	64	5,702	5,766	-
Commercial and industrial	67	393	531	991	74,411	75,402	-
	$14,977	$3,169	$6,762	$24,908	$965,299	$990,207	$188

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

The following tables present impaired loans for the three months ended March 31, 2014 and 2013 and the year ended December 31, 2013:

	March 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$2,952	$2,952	$-	$3,050	$32
Commercial construction and development	1,230	3,154	-	1,262	8
Consumer closed end first mortgage	856	856	-	1,045	2
Consumer open end and junior liens	250	250	-	250	1
Commercial and industrial	736	736	-	750	-

Loans with a specific valuation allowance
Real estate
Commercial construction and development	344	371	165	344	-
Commercial and industrial	424	624	170	424	5

Total
Real estate
Commercial	$2,952	$2,952	$-	$3,050	$32
Commercial construction and development	$1,574	$3,525	$165	$1,606	$8
Consumer closed end first mortgage	$856	$856	$-	$1,045	$2
Consumer open end and junior liens	$250	$250	$-	$250	$1
Commercial and industrial	$1,160	$1,360	$170	$1,174	$5

	December 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$3,148	$3,660	$-	$3,894	$160
Commercial construction and development	1,294	3,218	-	5,386	46
Consumer closed end first mortgage	1,483	2,071	-	2,582	33
Commercial and industrial	764	764	-	897	2

Loans with a specific valuation allowance
Real estate
Commercial construction and development	344	371	100	344	-
Commercial and industrial	424	624	235	566	20

Total
Real estate
Commercial	$3,148	$3,660	$-	$3,894	$160
Commercial construction and development	$1,638	$3,589	$100	$5,730	$46
Consumer closed end first mortgage	$1,483	$2,071	$-	$2,582	$33
Commercial and industrial	$1,188	$1,388	$235	$1,463	$22

	March 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$3,992	$5,056	$-	$4,136	$41
Commercial construction and development	2,667	4,842	-	2,804	8
Consumer closed end first mortgage	2,341	3,280	-	2,463	13
Commercial and industrial	936	936	-	954	3

Loans with a specific valuation allowance
Real estate
Commercial	208	208	100	208	3
Commercial construction and development	5,265	7,879	1,159	5,297	6
Consumer closed end first mortgage	833	833	57	833	9
Commercial and industrial	634	634	380	773	6

Total
Real estate
Commercial	$4,200	$5,264	$100	$4,344	$44
Commercial construction and development	$7,932	$12,721	$1,159	$8,101	$14
Consumer closed end first mortgage	$3,174	$4,113	$57	$3,296	$22
Commercial and industrial	$1,570	$1,570	$380	$1,727	$9

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2014.

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

March 31, 2014
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real Estate	Construction and Development	Commercial and Industrial
Pass	$186,797	$13,005	76,082
Special Mention	3,335	1,653	212
Substandard	7,195	1,646	974
Doubtful	-	-	508
Total	$197,327	$16,304	$77,776

Retail Credit Exposure Credit Risk Profile
Internal Rating	Closed End First Mortgage	Real Estate Open End and Junior Liens	Auto	Boat/RV	Other
Pass	$515,339	$68,033	$14,466	81,273	$5,344
Special Mention	1,762	-	-	-	-
Substandard	7,119	884	10	553	60
Total	$524,220	$68,917	$14,476	$81,826	$5,404

December 31, 2013
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real Estate	Construction and Development	Commercial and Industrial
Pass	$190,041	$9,910	$73,648
Special Mention	3,308	1,659	223
Substandard	7,468	1,752	1,000
Doubtful	-	-	531
Total	$200,817	$13,321	$75,402

Retail Credit Exposure Credit Risk Profile
Internal Rating	Closed End First Mortgage	Real Estate Open End and Junior Liens	Auto	Boat/RV	Other
Pass	$522,352	$68,445	$14,834	$78,863	$5,415
Special Mention	1,783	-	-	-	-
Substandard	7,137	909	22	556	351
Total	$531,272	$69,354	$14,856	$79,419	$5,766

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014 and 2013 and year ended December 31, 2013.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other segments.

	Three Months Ended March 31, 2014
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$8,148	$3,124	$2,140	$13,412
Provision charged to expense	(265)	257	358	350
Losses charged off	-	(80)	(367)	(447)
Recoveries	16	4	35	55
Balance, end of period	$7,899	$3,305	$2,166	$13,370
Ending balance:
Individually evaluated for impairment	$335	$-	$-	$335
Collectively evaluated for impairment	7,564	3,305	2,166	13,035
Total allowance for loan losses	$7,899	$3,305	$2,166	$13,370

Loans:
Ending balance
Individually evaluated for impairment	$5,686	$856	$250	$6,792
Collectively evaluated for impairment	285,721	523,364	170,373	979,458
Total Loans	$291,407	$524,220	$170,623	$986,250

	Three Months Ended March 31, 2013
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$9,908	$3,394	$2,736	$16,038
Provision charged to expense	200	500	250	950
Losses charged off	(237)	(383)	(480)	(1,100)
Recoveries	2	23	78	103
Balance, end of period	$9,873	$3,534	$2,584	$15,991

	Year Ended December 31, 2013
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$9,908	$3,394	$2,736	$16,038
Provision charged to expense	884	343	73	1,300
Losses charged off	(2,713)	(886)	(940)	(4,539)
Recoveries	69	273	271	613
Balance, end of period	$8,148	$3,124	$2,140	$13,412
Ending balance:
Individually evaluated for impairment	$335	$-	$-	$335
Collectively evaluated for impairment	7,813	3,124	2,140	13,077
Total allowance for loan losses	$8,148	$3,124	$2,140	$13,412

Loans:
Ending balance
Individually evaluated for impairment	$5,974	$1,483	$-	$7,457
Collectively evaluated for impairment	283,566	529,789	169,395	982,750
Total Loans	$289,540	$531,272	$169,395	$990,207

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral.

For all loan portfolio segments except consumer real estate and other consumer loans, the Company promptly charges-off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

The Company charges-off consumer real estate and other consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down of 1-4 family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 180 days past due, charge-off of unsecured open-end loans when the loan is 180 days past due, and charge-down to the net realizable value when other secured loans are 120 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged-off.

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

At March 31, 2014, the Company had a number of loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following tables describe troubled debts restructured during the three month periods ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Consumer closed end first mortgage	3	381	394

	Three Months Ended March 31, 2013
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	1	$50	$50
Consumer closed end first mortgage	11	750	1,056
Consumer open end and junior liens	4	220	229
Consumer loans
Auto	2	22	22
Boat/RVs	1	30	30
Other	1	11	11
Commercial and industrial	2	1,009	723

The impact on the allowance for loan losses was insignificant as a result of these modifications.

Newly restructured loans by type for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31, 2014
	Interest Only	Term	Combination	Total Modification
Real Estate
Consumer closed end first mortgage	-	-	394	394

	Three Months Ended March 31, 2013
	Interest Only	Term	Combination	Total Modification
Real Estate
Commercial	$-	$-	$50	$50
Consumer closed end first mortgage	-	-	1,057	1,057
Consumer open end junior lien	-	213	16	229
Consumer Loans
Auto	-	4	18	22
Boat/RVs	-	30	-	30
Other	-	-	11	11
Commercial and industrial	-	88	635	723

Defaults of any loans modified as troubled debt restructurings made in the three months ended March 31, 2014 and 2013, respectively, are listed in the table below. Defaults are defined as any loans that become 90 days past due.

	Three Months Ended March 31, 2014
	No. of Loans	Post-Modification Outstanding Recorded Balance
Real Estate
Consumer closed end first mortgage	2	$92
Consumer open end and junior liens	1	23

	Three Months Ended March 31, 2013
	No. of Loans	Post-Modification Outstanding Recorded Balance
Real Estate
Commercial	1	$518
Commercial and industrial	1	109

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following should be read in conjunction with the Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 14, 2014.

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

Our principal business consists of attracting retail deposits from the general public, including some brokered deposits, and investing those funds primarily in loans secured by consumer closed end first mortgages and consumer open end and junior liens on owner-occupied, one- to four-family residences, a variety of other consumer loans, loans secured by commercial real estate, commercial construction and development and commercial and industrial loans. Funds not invested in loans generally are invested in investment securities, including mortgage-backed and mortgage-related securities. We also obtain funds from FHLB advances and other borrowings.

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

First Quarter Highlights. At March 31, 2014, we had $1.4 billion in assets, $964.5 million in loans, $1.1 billion in deposits and $115.3 million in stockholders’ equity. The Company’s total risk-based capital ratio at March 31, 2014 was 12.9%, exceeding the 10.0% requirement for a well-capitalized institution. Tangible common equity increased to 8.2% as of March 31, 2014 compared to 7.9% and 7.7% at December 31, 2013 and March 31, 2013, respectively. For the quarter ended March 31, 2014, net income available to common shareholders was $2.0 million, or $.28 per basic and $.27 per diluted share, compared with net income available to common shareholders of $1.6 million, or $0.23 per basic and $0.22 per diluted share for the quarter ended March 31, 2013.

Financial highlights for the first quarter ended March 31, 2014 included:

•	Core transactional deposit accounts increased $16.3 million.
•	Allowance for loan losses to non-performing loans as of March 31, 2014 was 170.28% compared to 156.15% as of December 31, 2013. Allowance for loan losses to loans receivable was unchanged at 1.37% as of March 31, 2014 compared to December 31, 2013.

•	Net charge offs on an annualized basis were 0.16% in the first quarter of 2014 compared to 0.41% in the same period in 2013.
•	Net interest margin increased to 3.26% for the first quarter of 2014 compared to 3.07% for the first quarter of 2013.
•	Provision for loan losses decreased $600,000 in the first quarter of 2014 compared to the first quarter of 2013.
•	Non-interest income for the quarter ended March 31, 2014 decreased $764,000 compared to the first quarter of 2013 primarily due to a reduction in gains on sale of loans and investments.
•	Non-interest expense for the first quarter of 2014 increased $334,000 over the first quarter of 2013. The increase is primarily due to increased salary and benefit expenses.

The Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, contains a summary of our management strategy. The financial highlights of our strategy during the quarter include: increasing commercial and non-real estate consumer lending by $3.5 million since year-end 2013; core deposits increased to 60%, from 58% at year-end 2013, and decreasing non-performing assets to total assets from 1.22% at year-end 2013 to 1.12% at the end of the quarter.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2013 contains a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets, mortgage servicing rights, valuation of intangible assets and securities, deferred tax asset and income tax accounting.

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

Deferred Tax Asset. The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future. The Company’s most recent evaluation indicated that it is more likely than not that the asset will be fully utilized. The Company has generated average positive pre-tax pre-provision earnings of $14.5 million, or 1.0% of pre-tax pre-provision ROA over the previous five calendar years. These earnings would be sufficient to utilize the net operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The valuation allowances established from 2009 through 2013 were the result of capital losses sustained in those years with no tax benefit recorded. The analyses at March 31, 2014 and December 31, 2013 supported no additional valuation allowance was necessary.

At the end of 2013, the Company had $548,000 in capital losses, a decrease from $557,000 in capital losses in 2012 as capital gains from the sale of available for sale securities were generated. The Company has avoided and will continue to avoid taking any book tax benefit on future capital losses without capital gains to offset the current capital losses. See Note 14 to the Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2013.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (i) the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; (ii) changes in general economic conditions, either nationally or in our market areas; (iii) changes in the levels of general interest rates and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources; (v) fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; (vi) decreases in the secondary market for the sale of loans that we originate; (vii) results of examinations of us by the IDFI, FDIC, FRB or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; (viii) legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act”), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes that increase our capital requirements; (ix) our ability to attract and retain deposits; (x) increases in premiums for deposit insurance; (xi) management’s assumptions in determining the adequacy of the allowance for loan losses; (xii) our ability to control operating costs and expenses; (xiii) the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; (xiv) difficulties in reducing risks associated with the loans on our balance sheet; (xv) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; (xvi) a failure or security breach in the computer systems on which we depend; (xvii) our ability to retain key members of our senior management team; (xviii) costs and effects of litigation, including settlements and judgments; (xix) our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; (xx) increased competitive pressures among financial services companies; (xxi) changes in consumer spending, borrowing and savings habits; (xxii) the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; (xxiii) adverse changes in the securities markets; (xxiv) inability of key third-party providers to perform their obligations to us; (xv) changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and (xvi) other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this report.

The Company wishes to advise readers that these factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Financial Condition

General. Total assets at March 31, 2014 were $1.4 billion, reflecting a $2.9 million decrease during the quarter, primarily as a result of a $1.5 million decrease in loans. Average interest-earning assets decreased $14.4 million, or 1.1%, to $1.28 billion at March 31, 2014 from $1.29 billion at December 31, 2013. Average interest-bearing liabilities decreased by $4.4 million, or 0.4% to $1.11 billion at March 31, 2014 reflecting a decrease in term deposits. Average stockholders’ equity decreased by $17.8 million or 13.5% at March 31, 2014 due to the redemption of the preferred stock associated with the United State Treasury’s Small Business Lending Fund program.

Loans. Our gross loan portfolio, excluding loans held for sale, decreased to $986.3 million at March 31, 2014 from $990.2 million at December 31, 2013. The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during the quarter:

	At
	March 31,	December 31,	Amount	Percent
	2014	2013	Change	Change
	(Dollars in thousands)
Real estate
Commercial	$197,327	$200,817	$(3,490)	(1.74)%
Commercial construction and development	16,304	13,321	2,983	22.39
Consumer closed end first mortgage	524,220	531,272	(7,052)	(1.33)
Consumer open end and junior liens	68,917	69,354	(437)	(0.63)
Total real estate loans	806,768	814,764	(7,996)	(0.98)

Consumer loans
Auto	14,476	14,856	(380)	(2.56)
Boat/RV	81,826	79,419	2,407	3.03
Other	5,404	5,766	(362)	(6.28)
Total consumer other	101,706	100,041	1,665	1.66
Commercial and industrial	77,776	75,402	2,374	3.15
Total other loans	179,482	175,443	4,039	2.30

Total Loans	$986,250	$990,207	$(3,957)	(0.40)%

The Bank’s strategy to increase commercial and consumer loans remains a primary focus as we continued to see growth in these areas during the first quarter of 2014 as commercial and non-real estate consumer loans grew by $3.5 million. We continue to seek opportunities to provide refinancing opportunities to sound commercial borrowers currently served by other financial institutions and building relationships with commercial clients in our footprint. The increase in the commercial and other consumer portfolios was offset by the decrease in the consumer real estate portfolios during the period. Lower rates have allowed consumers to refinance their mortgage loans; however we have seen a significant decrease in those activities. The Bank continues to sell longer term fixed-rate mortgage loans to reduce related interest rate risk.

Delinquencies and Non-performing Assets. As of March 31, 2014, our total loans delinquent 30-to-89 days were $15.1 million or 1.6% of total loans, compared to $18.1 million or 1.8% of total loans at the end of 2013.

At March 31, 2014, our non-performing assets totaled $15.5 million or 1.12% of total assets, compared to $17.0 million or 1.22% of total assets at December 31, 2013. This $1.5 million, or 8.9% decrease was due to a decrease in non-performing commercial and consumer first mortgage loans as well as a reduction in foreclosed assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.

	At
	March 31,	December 31,	Amount	Percent
	2014	2013	Change	Change
	(Dollars in thousands)
Non-accruing loans	$7,646	$8,400	$(754)	(8.98)%
Accruing loans delinquent 90 days	206	188	18	9.57
Foreclosed assets	7,647	8,433	(786)	(9.32)
Total	$15,499	$17,021	$(1,522)	(8.94)%

Our non-performing assets continued to decrease in the first quarter of 2014 as local economic conditions improved. The Bank continues to diligently monitor and write down loans that appear to have irreversible weaknesses. The Bank works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral. In addition to the decrease in non-performing assets, the Company saw improvement during the quarter in total classified assets. Total classified assets decreased by 4.4% from $35.1 million at December 31, 2013 to $33.5 million at March 31, 2014.

At March 31, 2014 foreclosed commercial real estate totaled $3.0 million and consisted of eight commercial properties in our existing lending footprint. The Bank has seen a decrease in this area as overall real estate owned sales volumes are up. At March 31, 2014, the Bank had 21 residential properties with a book value of $4.2 million. Two properties, one commercial construction and development and the other is residential real estate, account for $4.1 million of the total REO balance. All foreclosed real estate is currently for sale. As of March 31, 2014, the Bank also held $454,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Allowance for Loan Loss. Allowance for loan losses decreased $2.6 million from $16.0 million at March 31, 2013 to $13.4 million at March 31, 2014 as reflected below:

	At and For the Three Month Ended
	March 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$13,412	$16,038
Charge-offs	447	1,100
Recoveries	55	103
Net charge-offs	392	997
Provisions charged to operations	350	950
Balance at end of period	$13,370	$15,991

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.16%	0.41%

Allowance as a percentage of non-performing loans	170.28%	64.90%
Allowance as a percentage of total loans (end of period)	1.37%	1.65%

Specific loan loss allocation related to loans that have been individually evaluated for impairment decreased $1.4 million, and general loan loss reserves have decreased $1.2 million as the non-performing loans and classified assets have improved. Net charge offs for the first quarter of 2014 were $392,000, or 0.16% of loans on an annualized basis, compared to $997,000, or 0.41% of loans on an annualized basis, for the first quarter of 2013. The allowance for loan losses to non-performing loans as of March 31, 2014 increased to 170.3% compared to 156.2% as of December 31, 2013. The allowance for loan losses to total loans as of March 31, 2014 was 1.37%, the same as of December 31, 2013.

Deposits. Deposits decreased by $8.1 million as the Bank allowed wholesale deposits to run off, which was partly responsible for a $24.4 million decline in certificates of deposit. This decrease was partially offset by increases in core transactional accounts, which increased $16.3 million in the first quarter of 2014. Core transactional deposits increased to 60% of the Bank’s total deposits as of March 31, 2014 compared to 58% as of December 31, 2013 and 53% as of March 31, 2013. These changes are consistent with the Bank’s strategy to grow and strengthen core deposit relationships.

	At
	March 31, 2014		December 31, 2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Type of Account:
Non-interest Checking	$148,856	0.00%	$144,195	0.00%
Interest-bearing NOW	252,456	0.22	262,114	0.23
Savings	126,794	0.01	119,380	0.01
Money Market	129,509	0.23	115,600	0.24
Certificates of Deposit	447,346	1.25	471,795	1.39
Total	$1,104,961	0.58%	$1,113,084	0.67%

Borrowings. Total borrowings increased slightly to $154.8 million at March 31, 2014, up $1.0 million, or 0.7%, since year-end 2013 primarily due to a $1.2 million increase in FHLB advances. Other borrowings, consisting of a bank loan and subordinate debenture, decreased $179,000 to $10.7 million at March 31, 2014 due to regular loan payments.

The Company borrowed $7.6 million from First Tennessee Bank, N.A. to refinance existing long-term debt. The loan was originated at a variable rate of LIBOR plus 2.80%; however the Company entered into a forward interest rate swap that fixed the rate of the note at 3.915%. The balance of the loan at March 31, 2014 was $6.6 million and it matures in December 2017.

The Company acquired $5.0 million of issuer trust preferred securities in a 2008 acquisition of another financial institution, which had a net balance of $4.1 million at March 31, 2014 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance, or September 15, 2035. The securities bore a fixed rate of interest of 6.22% through July 2010 and thereafter were to reset quarterly at the prevailing three-month LIBOR rate plus 170 basis points. In December 2009, the Company entered into a cash flow hedge with FTN Financial to fix the floating portion of the issued trust preferred security at 5.15% for the next five years starting on September 15, 2010. The Company has had the right to redeem the trust preferred securities, in whole or in part, without penalty, since establishing the cash flow hedge.

Stockholders’ Equity. Stockholders’ equity was $115.3 million at March 31, 2014, an increase of $3.7 million from December 31, 2013. The increase was a result of net income of $2.0 million and an increase in unrealized gains on the investment portfolio of $2.1 million. This increase was partially offset by dividend payments of $427,000 to common shareholders. The Company’s tangible book value per share as of March 31, 2014 increased to $15.99 compared to $15.46 as of December 31, 2013 and tangible common equity ratio was 8.21% as of March 31, 2014 compared to 7.92% as of December 31, 2013. Stockholders’ equity declined $24.9 million compared to March 31, 2013 as the Company redeemed all $28.9 million of its preferred shares purchased by the United States Treasury in the Small Business Lending Fund in the second and fourth quarters of 2013. The Company’s and the Bank’s risk-based capital ratios were well in excess of “well-capitalized” levels as defined by all regulatory standards as of March 31, 2014.

Comparison of Results of Operations for the Three Months Ended March 31, 2014 and 2013.

General. Net income available to common shareholders for the three months ended March 31, 2014 was $2.0 million or $.28 basic and $.27 diluted earnings per common share compared to net income available to common shareholders of $1.6 million, or $.23 basic and $.22 diluted earnings per common share for the three months ended March 31, 2013. The primary reason for this increase was a decrease in the provision for loan loss of $600,000 due to the stabilization of the loan portfolio and the real estate market and an increase in net interest income. Our return on assets and on average tangible equity was 0.57% and 6.98%, respectively for the quarter ended March 31, 2014 compared to 0.56% and 5.95% for the quarter ended March 31, 2013.

Interest Income. Total interest income decreased $163,000, or 1.3%, to $12.7 million during the three months ended March 31, 2014 from $12.9 million during the same period in 2013, reflecting the $23.9 million decline in average interest-earning assets during the quarter ended March 31, 2014, primarily due to the decrease in our mortgage-backed securities and consumer real estate loan portfolios. The impact of the decrease in average earning assets was partially offset by the increase in net interest margin from 3.07% in the first quarter of 2013 to 3.26% in the first quarter of 2014.

Interest Expense. Interest expense decreased $603,000, or 20.6%, to $2.3 million during the three months ended March 31, 2014 compared to $2.9 million during the three months ended March 31, 2013. The primary reason for this decrease was a decline of 21 basis points on interest-bearing liabilities from 1.04% as of March 31, 2013 to 0.83% at March 31, 2014, which was primarily due to continued re-pricing of deposit accounts and a changing mix of the deposits or a larger amount of transaction accounts as a percentage of interest bearing liabilities.

Net Interest Income. Net interest income before the provision for loan losses increased $440,000 for the quarter ended March 31, 2014 compared to the same period in 2013 for the reasons discussed above. On a linked quarter basis, net interest income before the provision for loan losses increased $214,000 as net interest margin increased 9 basis points. A decline in average earning assets of $11.9 million partially offset the increase of the net interest margin. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

Provision for Loan Losses. The provision for loan losses for the first quarter of 2014 decreased to $350,000 compared to $950,000 during last year’s comparable period. The decrease was due to management’s ongoing evaluation of the adequacy of the allowance for loan losses and was impacted by a decrease in net charge offs to $392,000 for the first quarter of 2014 compared to net charge offs of $997,000 in the first quarter of 2013. Non-performing loans to total loans at March 31, 2014 were 0.80% compared to 0.88% at December 31, 2013. Non-performing assets to total assets were 1.12% at March 31, 2014 compared to 1.22% at December 31, 2013.

Other Income. Other (non-interest) income decreased by $764,000 to $2.9 million in the first quarter of 2014 compared to $3.6 million in the first quarter of 2013.

	Three Months Ended		Amount	Percent
	3/31/2014	3/31/2013	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$1,341	$1,571	$(230)	(14.64)%
Net realized gain on sale of securities	150	339	(189)	(55.75)
Equity in losses of limited partnerships	(93)	(126)	33	(26.19)
Commissions	1,082	982	100	10.18
Net gains on sales of loans	104	436	(332)	(76.15)
Net servicing costs	(24)	(28)	4	(14.29)
Increase in cash surrender value of life insurance	267	317	(50)	(15.77)
Gain (loss) on sale of other real estate and repossessed assets	(62)	19	(81)	(426.32)
Other income	108	127	(19)	(14.96)
Total	$2,873	$3,637	$(764)	(21.01)%

Non-interest income decreased because gains on sales of loans declined as sold loans declined by approximately $21 million in the first quarter of 2014 compared to the first quarter of 2013. Service fee income on deposit accounts decreased primarily due to an annual incentive payment received for card services in the 2013 period which was not repeated in the 2014 period. Typically this incentive payment is received in the fourth quarter. Gain on sale of investments declined in the first quarter of 2014 compared to the first quarter of 2013 as fewer opportunities exist within the investment portfolio for gains as market rates increased in late 2013. These declines were partially offset by an increase in commission income from trust, wealth management, and brokerage business lines.

On a linked quarter basis, non-interest income declined $308,000 as a result of a decline in service fee income primarily due to seasonality and the reason described above. Gain on sale of loans and net servicing gains also declined as mortgage production slowed which resulted in fewer loans being sold and a mortgage servicing rights recovery in the fourth quarter of 2013 was not repeated in the first quarter of 2014.

Other Expense. Other (non-interest) expense increased $334,000 to $10.2 million for the first quarter 2014 compared to $9.9 million for the first quarter 2013.

	Three Months Ended		Amount	Percent
	3/31/2014	3/31/2013	Change	Change
	(Dollars in thousands)
Non-Interest Expense:
Salaries and employee benefits	$5,873	$5,551	$322	5.80%
Net occupancy expenses	670	694	(24)	(3.46)
Equipment expenses	458	466	(8)	(1.72)
Data processing fees	406	384	22	5.73
Advertising and promotion	301	270	31	11.48
ATM expense	290	241	49	20.33
Deposit insurance	270	324	(54)	(16.67)
Professional fees	438	336	102	30.36
Software subscriptions and publications	416	369	47	12.74
Other real estate and repossessed assets	135	173	(38)	(21.97)
Other expenses	990	1,105	(115)	(10.41)
Total	$10,247	$9,913	$334	3.37%

The increase in salaries and benefits was a result of annual salary increases and a reduction of $105,000 on compensation deferred due to fewer loan originations when compared to the first quarter of 2013. The increase in professional fees was primarily a result of a revenue enhancement consulting engagement. On a linked quarter basis, non-interest expense decreased $425,000 primarily due to a reduction in salaries and benefits primarily due to year-end incentive accruals, a reduction in repossessed asset expenses, and a reduction in other operating expenses.

Income Tax Expense. Income tax expense for the first quarter 2014 decreased by $45,000 compared to the same period in 2013. The Company’s effective tax rate decreased to 27.2% for the three months ended March 31, 2014 compared to 28.2% for the three months ended March 31, 2013 because of the additional non-taxable income.

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

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. It is overseen by the Asset and Liability Management Committee. The Board of Directors required the Bank to maintain a minimum liquidity ratio of 10% of deposits. At March 31, 2014, our ratio was 27.1%. The Company is currently in excess of the minimum liquidity ratio set by the Board due to a larger than historical investment portfolio. Management continues to seek to utilize liquidity off of the investment portfolio to fund loan growth over the next few years as demand for loans increase. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). At March 31, 2014, on a consolidated basis, the Company had $291.2 million in cash and investment securities available for sale and $1.5 million in loans held for sale generally available for its cash needs. We can also generate funds from borrowings, primarily FHLB advances, and, to a lesser degree, third party loans. At March 31, 2014, the Bank had the ability to borrow an additional $138.5 million in FHLB advances. In addition, we have historically sold 15- and 30-year long-term, fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity. The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, the payment of which is subject to regulatory limits. At March 31, 2014, the Company, on an unconsolidated basis, had $1.2 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2014, the approved outstanding loan commitments, including unused lines of credit, amounted to $191.2 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2014, totaled $200.5 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. For the quarter ended March 31, 2014, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At March 31, 2014, the Bank had $88.7 million in commitments to make loans, $11.6 million in undisbursed portions of closed loans, $88.1 million in unused lines of credit and $2.8 million in standby letters of credit. In addition, on a consolidated basis, at March 31, 2014, the Company had $154.8 million in outstanding non-deposit borrowings, of which $32.1 million is due in the next twelve months.

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

At March 31, 2014, the Bank’s regulatory capital exceeded the FDIC regulatory requirements, and the Bank was well-capitalized under regulatory prompt corrective action standards. In addition, at March 31, 2014, the Company’s capital levels exceeded the FRB’s requirements, and the Company was considered well-capitalized under FRB guidelines. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain well-capitalized status.

Our capital ratios at March 31, 2014 are reflected below:

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level(1):
MutualFirst Consolidated	$112,817	8.2%	$55,543	4.0%	$69,429	5.0%
MutualBank	118,028	8.5	55,290	4.0	69,112	5.0
Tier 1 Risk-Based Capital Level (2) :
MutualFirst Consolidated	$112,817	11.6%	$38,823	4.0%	$58,234	6.0%
MutualBank	118,028	12.2	38,807	4.0	58,210	6.0
Total Risk-Based Capital Level (3) :
MutualFirst Consolidated	$124,959	12.9%	$77,645	8.0%	$97,057	10.0%
MutualBank	130,170	13.4	77,614	8.0	97,017	10.0

(1) Tier 1 Capital to Average Total Assets of $1.4 billion for the Bank and $1.4 billion for the Company at March 31, 2014

(2) Tier 1 Capital to Risk-Weighted Assets of $970.2 million for the Bank and $970.6 million for the Company at March 31, 2014.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Information about the Company’s asset and liability management and market and interest-rate risks is included in Item 7A of the Form 10-K for the year ended December 31, 2013, filed with the SEC on March 14, 2014.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin and improve earnings. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term, fixed-rate loans in our portfolio, during the first quarter of 2014 we sold in the secondary market $5.8 million of fixed rate, one- to four-family mortgage loans with a term to maturity of 15 years or greater.

The following chart reflects the Bank’s percentage change in net income and capital assuming the most severe movement in interest rates as an immediate parallel rate shock in a range from down 100 basis points to up 400 basis points as of March 31, 2014.

	Percentage Change in
	Net Interest Income	Capital
Rate Shock:
Up 400 basis points	(34.5)%	(43.7)%
Up 300 basis points	(24.9)%	(35.7)%
Up 200 basis points	(15.7)%	(23.0)%
Up 100 basis points	(7.4)%	(11.0)%
Down 100 basis points	1.0%	(5.0)%

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

	Percentage Change in
	Net Interest Income	Capital
Rate Shock:
Up 400 basis points	(8.3)%	6.6%
Up 300 basis points	(4.5)%	3.9%
Up 200 basis points	(1.2)%	5.5%
Up 100 basis points	1.2%	5.2%
Down 100 basis points	-%	(7.1)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and (as defined in sec Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures as of March 31, 2014, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on our assessment, we believe that, as of March 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

Date: May 9, 2014	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Articles of Incorporation	b
3.2	Articles Supplementary for the Series A Preferred Stock	c
3.3	Articles Supplementary for the SBLF Preferred Stock	a
3.4	Amended Bylaws	k
3.5	Articles Supplementary to the Company’s Charter re: term of appointed directors	l
4.1	Form of Common Stock Certificate	b
4.2	Form of Certificate for the Series A Preferred Stock	c
4.3	Form of Certificate for the SBLF Preferred Stock	a
9	Voting Trust Agreement	None
10.1	Employment Agreement with David W. Heeter	e
10.2	Employment Agreement with Patrick C. Botts	e
10.3	Form of Supplemental Retirement Plan Income Agreements for Patrick C. Botts and David W. Heeter	f
10.4	Named Executive Officer Salaries and Bonus Arrangements for 2013	n
10.5	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker	g
10.6	Form of Agreements for Executive Deferred Compensation Plan for Patrick C. Botts and David W. Heeter	f
10.7	Registrant’s 2001 Stock Option and Incentive Plan	h
10.8	Registrant’s 2001 Recognition and Retention Plan	h
10.9	Director Fee Arrangements for 2013	10.9
10.10	Director Deferred Compensation Plan	i
10.11	MutualFirst Financial, Inc. 2008 Stock Option and Incentive Plan	d
10.12	MFB Corp. 2002 Stock Option Plan	d
10.13	MFB Corp. 1997 Stock Option Plan	d
10.14	Employment Agreement with Charles J. Viater	e
10.15	Salary Continuation Agreement with Charles J. Viater	d
10.16	Loan Agreement with First Tennessee Bank National Association dated January 4, 2013.	10.16
10.17	Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.18	Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.21	Employment Agreement with Christopher D. Cook.	e
11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
14	Code of Ethics	o
16	Letter re change in certifying accountant	None
18	Letter re change in accounting principles	None

21	Subsidiaries of the registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of experts and counsel	23
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32
101	Financial Statements from the Company’s Form 10-K for the year ended December 31, 2013, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Condensed Statements of Income for the Years Ended December 31, 2013, 2012 and 2011; (iii) Consolidated Condensed Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011; (iv) Consolidated Condensed Statement of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011 (v) Consolidated Condensed Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements, December 31, 2013, 2012 and 2011, as follows:
	101.INS XBRL Instance Document	101.INS
	101.SCH XBRL Taxonomy Extension Schema Document	101.SCH
	101.CAL XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL
	101.DEF XBRL Taxonomy Extension Definition Linkbase Document	101.DEF
	101.LAB XBRL Taxonomy Extension Labels Linkbase Document	101.LAB
	101.PRE XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE

a	Filed as an exhibit to the Company’s Form 8-K filed on August 26, 2011 and incorporated herein by reference.
b	Filed as an exhibit to the Company’s Form S-1 registration statement filed on September 16, 1999 and incorporated herein by reference.
c	Filed as an exhibit to the Company’s Form 8-K filed on December 23, 2008 and incorporated herein by reference.
d	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference.
e	Filed as an exhibit to the Company’s Form 10-Q filed on November 14, 2012 and incorporated herein by reference.
f	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2001 and incorporated herein by reference.
g	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2002 and incorporated herein by reference.
h	Filed as an Appendix to the Company’s Form S-4/A Registration Statement filed on October 19, 2001 and incorporated herein by reference.
i	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2007 and incorporated herein by reference.
j	Filed as an exhibit to the Company’s Form 10-K filed on March 23, 2010 and incorporated herein by reference.
k	Filed as an exhibit to the Company’s Form 8-K filed on October 15, 2007 and incorporated herein by reference.
l	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.
m	Filed as an exhibit to the Company’s Form 8-K filed on December 24, 2009 and incorporated herein by reference.
n	Filed as an exhibit to the Company’s Form 8-K filed on February 15, 2012 and incorporated herein by reference.
o	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

(b) Exhibits - See list in (a)(3) and the Exhibit Index following the signature page.

(c) Financial Statements Schedules – None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2013	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: May 9, 2013	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

10.16	Loan Agreement with First Tennessee Bank, N.A.

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

101	Financial Statements from the Company’s Form 10-Q for the three months ended March 31, 2014 and year ended December 31, 2013, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of March 31, 2014 and 2013; (ii) Consolidated Condensed Statements of Income for the Three Months Ended March 31, 2014 and 2013; (iii) Consolidated Condensed Statement of Stockholders’ Equity for the Period Ended March 31, 2014; (iv) Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements Three Months Ended March 31, 2014 and 2013, as follows:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

