Form 10-Q
period 2014-06-30
MUTUALFIRST FINANCIAL INC
filed 2014-08-04
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of July 29, 2014, there were 7,170,979 shares of the registrant’s common stock outstanding.

MutualFirst Financial, Inc.

Form 10-Q Quarterly Report for the Period Ended June 30, 2014

MutualFirst Financial, Inc.

Consolidated Condensed Balance Sheets
(In Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$6,911	$8,013
Interest-bearing demand deposits	21,823	17,272
Cash and cash equivalents	28,734	25,285
Investment securities available for sale	267,225	264,348
Loans held for sale	5,482	1,888
Loans, net of allowance for loan losses of $13,243 and $13,412, at June 30, 2014 and December 31, 2013, respectively	981,063	965,966
Premises and equipment, net	31,104	31,471
Federal Home Loan Bank stock	14,391	14,391
Investment in limited partnerships	1,837	2,092
Deferred tax asset	13,543	17,002
Cash value of life insurance	50,414	49,843
Core deposit and other intangibles	1,406	1,629
Other assets	15,323	17,490
Total assets	$1,410,522	$1,391,405

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$149,940	$144,195
Interest-bearing	929,360	968,889
Total deposits	1,079,300	1,113,084
Federal Home Loan Bank advances	187,046	142,928
Other borrowings	10,532	10,890
Other liabilities	13,857	12,861
Total liabilities	1,290,735	1,279,763

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 7,157,979 and 7,117,179 shares	72	71
Additional paid-in capital	73,785	73,336
Retained earnings	45,172	41,650
Accumulated other comprehensive income (loss)	758	(3,415)
Total stockholders’ equity	119,787	111,642
Total liabilities and stockholders’ equity	$1,410,522	$1,391,405

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Income
(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest and Dividend Income
Loans receivable	$10,817	$11,040	$21,584	$22,063
Investment securities	1,793	1,705	3,560	3,450
Federal Home Loan Bank stock	131	125	331	252
Deposits with financial institutions	3	7	7	14
Total interest and dividend income	12,744	12,877	25,482	25,779

Interest Expense
Deposits	1,527	2,410	3,227	4,920
Federal Home Loan Bank advances	516	299	990	562
Other	143	148	288	298
Total interest expense	2,186	2,857	4,505	5,780

Net Interest Income	10,558	10,020	20,977	19,999
Provision for loan losses	500	550	850	1,500
Net Interest Income After Provision for Loan Losses	10,058	9,470	20,127	18,499

Other Income
Service fee income	1,538	1,364	2,879	2,935
Net realized gain on sales of available-for-sale securities	211	43	362	382
Commissions	1,178	1,174	2,260	2,156
Equity in losses of limited partnerships	(92)	(128)	(184)	(254)
Net gains on sales of loans	382	134	486	569
Net servicing fees (costs)	3	435	(22)	407
Increase in cash value of life insurance	304	304	571	621
Gain (loss) on sale of other real estate and repossessed assets	(178)	37	(240)	56
Other income	68	97	175	225
Total other income	3,414	3,460	6,287	7,097

Other Expenses
Salaries and employee benefits	5,500	5,532	11,372	11,083
Net occupancy expenses	600	534	1,269	1,229
Equipment expenses	435	457	894	923
Data processing fees	402	371	807	755
Advertising and promotion	306	438	607	709
ATM expense	316	270	606	511
Deposit insurance	270	316	540	640
Professional fees	439	319	878	655
Software subscriptions and maintenance	386	311	802	679
Other real estate and repossessed assets	151	176	286	349
Other expenses	1,048	1,178	2,038	2,282
Total other expenses	9,853	9,902	20,099	19,815

Income Before Income Tax	3,619	3,028	6,315	5,781
Income tax expense	1,062	916	1,794	1,693

Net Income	2,557	2,112	4,521	4,088
Preferred stock dividends and accretion	-	278	-	640

Net Income Available to Common Shareholders	$2,557	$1,834	$4,521	$3,448

Earnings Per Share
Basic	$0.36	$0.26	$0.63	$0.49
Diluted	$0.35	$0.25	$0.61	$0.48

Dividends per common share	$0.08	$0.06	$0.14	$0.12

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Income	$2,557	$2,112	$4,521	$4,088
Other Comprehensive Income
Net unrealized holding gain (loss) on securities available-for-sale	3,164	(5,771)	5,846	(6,711)
Net unrealized gain on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	205	475	839	465
Reclassification adjustment for realized gains included in net income	(211)	(43)	(362)	(382)
Net unrealized gain on derivative used for cash flow hedges	17	54	49	91
	3,175	(5,285)	6,372	(6,537)
Income tax (expense) benefit related to other comprehensive income	(1,100)	1,838	(2,199)	2,276
Other comprehensive income (loss)	2,075	(3,447)	4,173	(4,261)

Comprehensive Income (Loss)	$4,632	$(1,335)	$8,694	$(173)

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Stockholders’ Equity
For the Period Ended June 30, 2014

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Common Stock	Paid-in Capital Common	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances December 31, 2013	$71	$73,336	$41,650	$(3,415)	$111,642
Net income			4,521		4,521
Other comprehensive income, net of taxes				4,173	4,173
Stock options, exercised	1	449			450
Cash dividends, common stock ($.14 per share)			(999)		(999)
Balances June 30, 2014	$72	$73,785	$45,172	$758	$119,787

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Six Months Ended
	June 30,
	2014	2013
Operating Activities
Net income	$4,521	$4,088
Items not requiring (providing) cash
Provision for loan losses	850	1,500
Depreciation and amortization	962	2,503
Deferred income tax	1,260	169
Loans originated for sale	(18,990)	(45,529)
Proceeds from sales of loans held for sale	15,770	42,633
Gain on sale of loans held for sale	(486)	(569)
Gain on sale of securities - available for sale	(362)	(382)
(Gain) loss on sale of other real estate and repossessed assets	240	(56)
Loss on sale of premises and equipment	8	-
Prepaid FDIC premium	-	1,647
Change in
Interest receivable and other assets	774	1,164
Interest payable and other liabilities	1,045	267
Cash value of life insurance	(571)	(621)
Other equity adjustments	275	223
Other adjustments	-	240
Net cash provided by operating activities	5,296	7,277

Investing Activities
Purchases of securities, available for sale	(34,623)	(65,623)
Proceeds from maturities and paydowns of securities, available for sale	14,800	33,017
Proceeds from sales of securities, available for sale	23,226	31,539
Net change in loans	(16,589)	8,154
Purchases of premises and equipment	(481)	(332)
Proceeds from real estate owned sales	2,414	2,305
Net cash provided by (used in) investing activities	(11,253)	9,060

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	16,512	(1,543)
Certificates of deposit	(50,296)	(28,040)
Proceeds from FHLB advances	320,200	144,500
Repayment of FHLB advances	(276,082)	(122,426)
Repayment of other borrowings	(379)	(379)
Redemption of preferred stock	-	(7,231)
Cash dividends	(999)	(1,489)
Other financing activities	450	377
Net cash provided by (used in) financing activities	9,406	(16,231)

Net Change in Cash and Cash Equivalents	3,449	106

Cash and Cash Equivalents, Beginning of Period	25,285	32,778

Cash and Cash Equivalents, End of Period	$28,734	$32,884

Additional Cash Flows Information
Interest paid	$4,432	$5,825
Income tax paid	500	1,800
Transfers from loans to foreclosed real estate	1,148	788
Mortgage servicing rights capitalized	113	259

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 14, 2014.

The interim consolidated condensed financial statements at June 30, 2014, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2013 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings Per Share

Earnings per share were computed as follows:

	Three Months Ended June 30,
	2014			2013
	Income	Weighted- Average Shares	Per- Share Amount	Income	Weighted- Average Shares	Per- Share Amount
Basic Earnings Per Share
Net income	$2,557	7,133,233		$2,112	7,073,792
Dividends and accretion on preferred stock	-			(278)
Income available to common stockholders	2,557	7,133,233	$0.36	1,834	7,073,792	$0.26
Effect of Dilutive Securities
Stock options	-	227,167		-	182,248
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$2,557	7,360,400	$0.35	$1,834	7,256,040	$0.25

	Six Months Ended June 30,
	2014			2013
	Income	Weighted- Average Shares	Per- Share Amount	Income	Weighted- Average Shares	Per- Share Amount
Basic Earnings Per Share
Net income	$4,521	7,126,082		$4,088	7,041,139
Dividends and accretion on preferred stock	-			(640)
Income available to common stockholders	4,521	7,126,082	$0.63	3,448	7,041,139	$0.49
Effect of Dilutive Securities
Stock options	-	230,680		-	170,087
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$4,521	7,356,762	$0.61	$3,448	7,211,226	$0.48

Options to purchase 44,161 and 82,000 shares of common stock were outstanding at June 30, 2014 and 2013, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Note 3: Impact of Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) 2014-12 “Compensation – Stock Compensation”. This update defines the accounting treatment for share-based payments and “resolves the diverse accounting treatment of those awards in practice.” The new requirement mandates that “a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.” Compensation cost will now be recognized in the period in which it becomes likely that the performance target will be met.

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In June 2014, FASB, issued ASU 2014-11 “Transfers and Servicing”. This update addresses the concerns of stakeholders’ by changing the accounting practices surrounding repurchase agreements. The new guidance changes the “accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.”

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is prohibited. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In May 2014, FASB, in joint cooperation with IASB, issued ASU 2014-09 “Revenue from Contracts with Customers”. The topic of Revenue Recognition had become broad, with several other regulatory agencies issuing standards which lacked cohesion. The new guidance establishes a “common framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements.

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In April 2014, FASB issued ASU 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This update seeks to better define the groups of assets which qualify for discontinued operations, in order to ease the burden and cost for prepares and stakeholders. This issue changed “the criteria for reporting discontinued operations” and related reporting requirements, including the provision for disclosures about the “disposal of and individually significant component of an entity that does not qualify for discontinued operations presentation.”

The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted only for disposals or classifications as held for sale. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In January 2014, FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

Note 4: Investment Securities

The amortized costs and approximate fair values, together with gross unrealized gains and losses on securities, are as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities
Government-sponsored agencies	$115,083	$2,704	$(560)	$117,227
Collateralized mortgage obligations
Government-sponsored agencies	100,289	1,511	(1,145)	100,655
Federal agencies	5	-	-	5
Municipal obligations	26,355	1,329	(17)	27,667
Corporate obligations	24,143	56	(2,528)	21,671
Total investment securities	$265,875	$5,600	$(4,250)	$267,225

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities
Government-sponsored agencies	$104,006	$1,700	$(2,189)	$103,517
Collateralized mortgage obligations
Government-sponsored agencies	108,305	1,207	(1,934)	107,578
Federal agencies	5,005	-	(231)	4,774
Municipal obligations	27,357	257	(276)	27,338
Corporate obligations	24,648	18	(3,525)	21,141
Total investment securities	$269,321	$3,182	$(8,155)	$264,348

The amortized cost and fair value of securities available for sale at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
Description Securities	Amortized Cost	Fair Value
Security obligations due
One to five years	$9,593	$9,621
Five to ten years	10,838	10,847
After ten years	30,072	28,875
	50,503	49,343
Mortgage-backed securities
Government-sponsored agencies	115,083	117,227
Collateralized mortgage obligations
Government-sponsored agencies	100,289	100,655
Totals	$265,875	$267,225

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $2.0 million and $2.5 million at June 30, 2014 and December 31, 2013, respectively.

Proceeds from sales of securities available for sale for the three and six months ended June 30, 2014 and 2013 were $7.7 million and $23.2 million compared to $14.1 million and $31.5 million, respectively. Gross gains of $253,000 and $569,000 compared to $106,000 and $445,000 for the three and six months ended June 30, 2014 and 2013, respectively, were recognized on those sales. Gross losses of $42,000 and $207,000 compared to $63,000 and $0 for the three and six months ended June 30, 2014 and 2013, respectively, were recognized on those sales.

All mortgage-backed securities and collateralized-mortgage obligations held by the Company as of June 30, 2014 were in government-sponsored or federal agency securities.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2014 and December 31, 2013 was $100.7 million and $147.8 million, which is approximately 37.7 percent and 55.9 percent of the Company’s investment portfolio at those dates.

Based on our evaluation of available evidence, including recent changes in market interest rates, management believes the declines in fair value for these securities, for the periods presented, are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

During the first half of 2014 and 2013, the Bank determined that its holdings in trust preferred securities had no further other than temporary impairment.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities
Government-sponsored agencies	$2,818	$(26)	$37,835	$(534)	$40,653	$(560)
Collateralized mortgage obligations
Government-sponsored agencies	18,731	(62)	32,484	(1,083)	51,215	(1,145)
Municipal obligations	-	-	621	(17)	621	(17)
Corporate obligations	-	-	8,165	(2,528)	8,165	(2,528)
Total temporarily impaired securities	$21,549	$(88)	$79,105	$(4,162)	$100,654	$(4,250)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities
Government-sponsored agencies	$67,130	$(2,189)	$-	$-	$67,130	$(2,189)
Collateralized mortgage obligations
Government-sponsored agencies	51,753	(1,934)	-	-	$51,753	$(1,934)
Federal agencies	4,769	(231)			4,769	(231)
Municipal obligations	11,264	(245)	741	(31)	12,005	(276)
Corporate obligations	8,849	(151)	3,336	(3,374)	12,185	(3,525)
Total temporarily impaired securities	$143,765	$(4,750)	$4,077	$(3,405)	$147,842	$(8,155)

Mortgage-Backed Securities (MBS), Collateralized Mortgage Obligations (CMO) and Federal Agencies

The unrealized losses on the Company’s investment in MBSs, CMOs and Federal Agencies were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because (1) the decline in market value is attributable to changes in interest rates and not credit quality, (2) the Company does not intend to sell the investments and (3) it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

Corporate Obligations

The Company’s unrealized loss on investments in corporate obligations primarily relates to investments in pooled trust preferred securities. The unrealized losses were primarily caused by (1) a decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (2) a sector downgrade by several industry analysts. The Company currently expects some of the securities to settle at a price less than the amortized cost basis of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security). The Company has recognized a loss equal to the credit loss for these securities, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell these investments and it is likely that the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be at maturity, it does not consider the remainder of the investments to be other-than-temporarily impaired at June 30, 2014.

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

	Accumulated Credit Losses
	Three Months Ended
	June 30,
	2014	2013
Credit losses on debt securities held
Beginning of year	$1,205	$1,205
Reductions related to actual losses incurred	(500)	-
As of June 30,	$705	$1,205

	Accumulated Credit Losses
	Six Months Ended
	June 30,
	2014	2013
Credit losses on debt securities held
Beginning of year	$1,205	$1,205
Reductions related to actual losses incurred	(500)	-
As of June 30,	$705	$1,205

Pooled Trust Preferred Securities. The Company has invested in pooled trust preferred securities. At June 30, 2014, the current book balance of our pooled trust preferred securities was $6.2 million. The original par value of these securities was $7.0 million prior to the OTTI write-downs in 2011 and earlier, based on valuations by a third party. OTTI taken on trust preferred securities previously was the result of deterioration in the performance of the underlying collateral. The deterioration was the result of increased defaults and deferrals of dividend payments in that year, creating credit impairment along with weakening financial performance of performing collateral, increasing the risk of future deferrals of dividends and defaults. No additional OTTI was determined in the first quarter of 2014. All pooled trust preferred securities owned by the Bank are exempt from the Volcker Rule.

The following table provides additional information related to the Bank’s investment in trust preferred securities as of June 30, 2014.

Deal Name	Class	Original Par	Book Value	Fair Value	Unrealized gain (loss)	Realized Losses YTD	Lowest Ratings	Number of Banks / Insurance Cos. Currently Performing	Total Number of Banks and Insurance Cos. In Issuance (Unique)	Actual Deferrals/ Defaults (as a % of original collateral)	Total Projected Defaults (as a % of performing collateral) (1)	Excess subordination (after taking into account best estimate of future deferrals/ defaults) (2)
	(Dollars in Thousands)
Alesco Preferred Funding IX	B+	$1,000	$909	$559	$(350)	$-	B2	41	52	14.69%	15.78%	54.50%
Preferred Term Securities XIII	Caa3	1,000	766	422	(344)	-	Ca	44	61	25.75%	20.21%	4.36%
Preferred Term Securities XVIII	Caa3	1,000	917	433	(484)	-	Ca	52	72	22.51%	10.03%	6.43%
Preferred Term Securities XXVII	C	1,000	710	388	(322)	-	Ca	33	46	22.62%	16.29%	10.02%
U.S. Capital Funding I	Caa1	3,000	2,891	1,936	(955)	-	Caa1	28	33	9.44%	8.60%	8.90%
		$7,000	$6,193	$3,738	$(2,455)	$-

(1)	A 10% recovery is applied to all projected defaults by depository institutions. A 15% recovery is applied to all projected defaults by insurance companies. No recovery is applied to current defaults.
(2)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.
(1)	A 10% recovery is applied to all projected defaults by depository institutions. A 15% recovery is applied to all projected defaults by insurance companies. No recovery is applied to current defaults.
(2)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

Note 5: Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	June 30,	December 31,
	2014	2013
Net unrealized gain (loss) on securities available-for-sale	$3,455	$(2,029)
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(2,105)	(2,945)
Net unrealized loss on derivative used for cash flow hedges	(259)	(259)
Net unrealized loss relating to defined benefit plan liability	100	100
	1,191	(5,133)
Tax benefit	433	(1,718)
Net of tax amount	$758	$(3,415)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Statements of Income for the three months ended June 30, 2014 and 2013.

	Amount Reclassified from Accumulated Other Comprehensive Income For the Three Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	2014	2013	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available-for-sale securities
Realized securities gains reclassified into income	$211	$43	Other income - net realized gains on sale of available-for-sale securities
Related income tax expense	(72)	(15)	Income tax expense

Total reclassifications for the period, net of tax	$139	$28

	Amount Reclassified from Accumulated Other Comprehensive Income For the Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	2014	2013	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available-for-sale securities
Realized securities gains reclassified into income	$362	$382	Other income - net realized gains on sale of available-for-sale securities
Related income tax expense	(123)	(130)	Income tax expense

Total reclassifications for the period, net of tax	$239	$252

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and level within the ASC 820 fair value hierarchy in which the fair value measurements fall:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2014
Mortgage-backed securities
Government sponsored agencies	$117,227	$-	$117,227	$-
Collateralized mortgage obligations
Government sponsored agencies	100,655	-	100,655	-
Federal agencies	5	-	5	-
Municipal obligations	27,667	-	27,667	-
Corporate obligations	21,671	-	17,933	3,738
Available-for-sale securities	$267,225	$-	$263,487	$3,738

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Mortgage-backed securities
Government sponsored agencies	$103,517	$-	$103,517	$-
Collateralized mortgage obligations
Government sponsored agencies	107,578	-	107,578	-
Federal agencies	4,774	-	4,774	-
Municipal obligations	27,338	-	27,338	-
Corporate obligations	21,141	-	17,805	3,336
Available-for-sale securities	$264,348	$-	$261,012	$3,336

The following is a reconciliation of the beginning and ending balances for the three months ended June 30, 2014 and 2013 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	2014	2013
Beginning balance	$4,043	$2,464
Total realized and unrealized gains (losses)
Included in net income	56	-
Included in other comprehensive income (loss)	205	536
Purchases, sales, issuances and settlements	(566)	-
Ending balance	$3,738	$3,000
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$0

The following is a reconciliation of the beginning and ending balances for the six months ended June 30, 2014 and 2013 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

17

	2014	2013
Beginning balance	$3,336	$2,475
Total realized and unrealized gains (losses)
Included in net income	56	-
Included in other comprehensive income (loss)	920	525
Purchases, issuances and settlements	(574)	-
Ending balance	$3,738	$3,000
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$0

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2014
Other real estate owned	$614	$-	$-	$614

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Impaired loans	$925	$-	$-	$925
Other real estate owned	1,677	-	-	1,677
Mortgage-servicing rights	2,106	-	-	2,106

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

June 30, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$3,738	Discounted cash flow	Discount rate	8.0-14.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.8-2.8%
			Projected cures given deferral	0-15.0%
			Loss severity	35.4-70.4%
Impaired loans (collateral dependent)	$-	Third party valuations	Discount to reflect realizable value	0.0-0.00%
Other real estate owned	$614	Third party valuations	Discount to reflect realizable value less estimated selling costs	10.0-36.7%
Mortgage-servicing rights	$1,530	Third party valuations	Prepayment speeds	105-700%
			Discount rates	10.0%
			Servicing fee	0.25%

December 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$3,336	Discounted cash flow	Discount rate	10.0-17.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.5-2.7%
			Projected cures given deferral	0-15.0%
			Loss severity	46.9-73.7%
Impaired loans (collateral dependent)	$925	Third party valuations	Discount to reflect realizable value	7.3-78.3%
Other real estate owned	$1,677	Third party valuations	Discount to reflect realizable value less estimated selling costs	0-25.0%
Mortgage-servicing rights	$2,106	Third party valuations	Prepayment speeds	105-700%
			Discount rates	10.0%
			Servicing fee	0.25%

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

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated balance sheets as of the dates noted below are as follows:

			Fair Value Measurements Using
June 30, 2014	Carrying Amount	Fair Value	Level 1	Level 2		Level 3
Assets
Cash and cash equivalents	$28,734	$28,734	$28,734	$		$
Loans held for sale	5,482	5,675			5,675
Loans, net	981,063	961,172					961,172
FHLB stock	14,391	14,391			14,391
Interest receivable	3,617	3,617			3,617
Liabilities
Deposits	1,079,300	1,047,390	619,666				427,724
FHLB advances	187,046	185,565			185,565
Other borrowings	10,532	10,532			10,532
Interest payable	230	230			230

			Fair Value Measurements Using
December 31, 2013	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$25,285	$25,285	$25,285	$-	$-
Loans held for sale	1,888	1,905	-	1,905	-
Loans, net	965,966	935,414	-	-	935,414
FHLB stock	14,391	14,391	-	14,391	-
Interest receivable	3,775	3,775	-	3,775	-
Liabilities
Deposits	1,113,084	1,068,422	593,457	-	474,965
FHLB advances	142,928	141,526	-	141,526	-
Other borrowings	10,890	10,890	-	10,890	-
Interest payable	157	157	-	157	-

Note 7: Loans and Allowance

Classes of loans at June 30, 2014 and December 31, 2013 include:

	June 30,	December 31,
	2014	2013
Real estate
Commercial	$198,019	$200,817
Commercial construction and development	21,600	13,321
Consumer closed end first mortgage	518,492	531,272
Consumer open end and junior liens	69,593	69,354
	807,704	814,764
Other loans
Consumer loans
Auto	14,277	14,856
Boat/RVs	89,308	79,419
Other	5,540	5,766
Commercial and industrial	84,141	75,402
	193,266	175,443
Total loans	1,000,970	990,207
Undisbursed loans in process	(9,724)	(13,346)
Unamortized deferred loan costs, net	3,060	2,517
Allowance for loan losses	(13,243)	(13,412)
Net loans	$981,063	$965,966

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

Nonaccrual loans, segregated by class of loans, as of June 30, 2014 and December 31, 2013 are as follows:

	June 30,	December 31,
	2014	2013
Real estate
Commercial	$1,154	$1,349
Commercial construction and development	711	1,103
Consumer closed end first mortgage	2,891	4,057
Consumer open end and junior liens	141	421
Consumer loans
Auto	-	10
Boat/RVs	142	339
Other	40	12
Commercial and industrial	683	1,109
	$5,762	$8,400

An age analysis of the Company’s past due loans, segregated by class of loans, as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days or More and Accruing
Real estate
Commercial	$4,486	$337	$654	$5,477	$192,542	$198,019	$-
Commercial construction and development	198	-	549	747	20,853	21,600	-
Consumer closed end first mortgage	7,781	1,164	2,564	11,509	506,983	518,492	348
Consumer open end and junior liens	494	85	113	692	68,901	69,593	-
Consumer loans
Auto	39	1	-	40	14,237	14,277	-
Boat/RVs	873	51	142	1,066	88,242	89,308	-
Other	55	8	29	92	5,448	5,540	-
Commercial and industrial	276	-	494	770	83,371	84,141	-
	$14,202	$1,646	$4,545	$20,393	$980,577	$1,000,970	$348

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days or More and Accruing
Real estate
Commercial	$763	$196	$1,196	$2,155	$198,662	$200,817	$-
Commercial construction and development	333	-	915	1,248	12,073	13,321	-
Consumer closed end first mortgage	11,680	2,122	3,515	17,317	513,955	531,272	175
Consumer open end and junior liens	609	185	394	1,188	68,166	69,354	-
Consumer loans
Auto	54	8	9	71	14,785	14,856	-
Boat/RVs	1,410	262	202	1,874	77,545	79,419	13
Other	61	3	-	64	5,702	5,766	-
Commercial and industrial	67	393	531	991	74,411	75,402	-
	$14,977	$3,169	$6,762	$24,908	$965,299	$990,207	$188

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

The following tables present impaired loans as of June 30, 2014 and 2013 and the year ended December 31, 2013:

	June 30, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans - Quarter	Average Investment in Impaired Loans - YTD	Interest Income Recognized - Quarter	Interest Income Recognized - YTD
Loans without a specific valuation allowance
Real estate
Commercial	$2,863	$2,863	$-	$2,907	$2,988	$33	$65
Commercial construction and development	1,272	2,643	-	1,424	1,495	8	15
Consumer closed end first mortgage	847	847	-	851	978	3	5
Consumer open end and junior liens	-	-	-	125	167	1	3
Commercial and industrial	748	922	-	954	1,032	5	11

Total
Real estate
Commercial	$2,863	$2,863	$-	$2,907	$2,988	$33	$65
Commercial construction and development	$1,272	$2,643	$-	$1,424	$1,495	$8	$15
Consumer closed end first mortgage	$847	$847	$-	$851	$978	$3	$5
Consumer open end and junior liens	$-	$-	$-	$125	$167	$1	$3
Commercial and industrial	$748	$922	$-	$954	$1,032	$5	$11

There were no loans with a specific valuation allowance as of June 30, 2014.

	December 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$3,148	$3,660	$-	$3,894	$160
Commercial construction and development	1,294	3,218	-	5,386	46
Consumer closed end first mortgage	1,483	2,071	-	2,582	33
Commercial and industrial	764	764	-	897	2

Loans with a specific valuation allowance
Real estate
Commercial construction and development	344	371	100	344	-
Commercial and industrial	424	624	235	566	20

Total
Real estate
Commercial	$3,148	$3,660	$-	$3,894	$160
Commercial construction and development	$1,638	$3,589	$100	$5,730	$46
Consumer closed end first mortgage	$1,483	$2,071	$-	$2,582	$33
Commercial and industrial	$1,188	$1,388	$235	$1,463	$22

	June 30, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans - Quarter	Average Investment in Impaired Loans - YTD	Interest Income Recognized - Quarter	Interest Income Recognized - YTD
Loans without a specific valuation allowance
Real estate
Commercial	$3,011	$4,075	$-	$3,503	$3,762	$29	$69
Commercial construction and development	2,890	5,618	-	3,418	3,685	26	34
Consumer closed end first mortgage	2,328	3,267	-	2,597	2,768	18	37
Consumer open end first mortgage	250	250	-	125	83	1	1
Commercial and industrial	916	1,216	-	926	942	5	8

Loans with a specific valuation allowance
Real estate
Commercial	206	206	100	206	207	3	6
Commercial construction and development	3,966	6,127	690	3,975	4,001	2	8
Consumer closed end first mortgage	306	306	21	307	307	-	3
Commercial and industrial	434	634	235	534	660	3	9

Total
Real estate
Commercial	$3,217	$4,281	$100	$3,709	$3,969	$32	$75
Commercial construction and development	$6,856	$11,745	$690	$7,393	$7,686	$28	$42
Consumer closed end first mortgage	$2,634	$3,573	$21	$2,904	$3,075	$18	$40
Consumer open end first mortgage	$250	$250	$-	$125	$83	$1	$1
Commercial and industrial	$1,350	$1,850	$235	$1,460	$1,602	$8	$17

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2014.

Commercial Loan Grades

Definition of Loan Grades. Loan grades are numbered 1 through 8. Grades 1-4 are “pass” credits, grade 5 [Special Mention] loans are “criticized” assets, and grades 6 [Substandard], 7 [Doubtful] and 8 [Loss] are “classified” assets. The use and application of these grades by the Bank conform to the Bank’s policy and regulatory definitions.

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

June 30, 2014
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real Estate	Construction and Development	Commercial and Industrial
Pass	$187,615	$18,411	$82,654
Special Mention	3,471	1,788	394
Substandard	6,933	1,401	599
Doubtful	-	-	494
Total	$198,019	$21,600	$84,141

Consumer Credit Exposure Credit Risk Profile
Internal Rating	Closed End First Mortgage	Real Estate Open End and Junior Liens	Auto	Boat/RV	Other
Pass	$511,183	$69,311	$14,277	$88,894	$5,471
Special Mention	1,741	-	-	-	-
Substandard	5,568	282	-	414	69
Total	$518,492	$69,593	$14,277	$89,308	$5,540

December 31, 2013
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real Estate	Construction and Development	Commercial and Industrial
Pass	$190,041	$9,910	$73,648
Special Mention	3,308	1,659	223
Substandard	7,468	1,752	1,000
Doubtful	-	-	531
Total	$200,817	$13,321	$75,402

Consumer Credit Exposure Credit Risk Profile
Internal Rating	Closed End First Mortgage	Real Estate Open End and Junior Liens	Auto	Boat/RV	Other
Pass	$522,352	$68,445	$14,834	$78,863	$5,415
Special Mention	1,783	-	-	-	-
Substandard	7,137	909	22	556	351
Total	$531,272	$69,354	$14,856	$79,419	$5,766

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2014 and 2013 and year ended December 31, 2013.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other segments.

	Three Months Ended June 30, 2014
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$7,899	$3,305	$2,166	$13,370
Provision charged to expense	78	208	214	500
Losses charged off	(244)	(170)	(351)	(765)
Recoveries	30	1	107	138
Balance, end of period	$7,763	$3,344	$2,136	$13,243

	Six Months Ended June 30, 2014
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$8,148	$3,124	$2,140	$13,412
Provision charged to expense	(187)	465	572	850
Losses charged off	(244)	(250)	(718)	(1,212)
Recoveries	46	5	142	193
Balance, end of period	$7,763	$3,344	$2,136	$13,243
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	7,763	3,344	2,136	13,243
Total allowance for loan losses	$7,763	$3,344	$2,136	$13,243

Loans:
Ending balance
Individually evaluated for impairment	$4,883	$847	$-	$5,730
Collectively evaluated for impairment	298,877	517,645	178,718	995,240
Total Loans	$303,760	$518,492	$178,718	$1,000,970

	Year Ended December 31, 2013
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$9,908	$3,394	$2,736	$16,038
Provision charged to expense	884	343	73	1,300
Losses charged off	(2,713)	(886)	(940)	(4,539)
Recoveries	69	273	271	613
Balance, end of period	$8,148	$3,124	$2,140	$13,412
Ending balance:
Individually evaluated for impairment	$335	$-	$-	$335
Collectively evaluated for impairment	7,813	3,124	2,140	13,077
Total allowance for loan losses	$8,148	$3,124	$2,140	$13,412

Loans:
Ending balance
Individually evaluated for impairment	$5,974	$1,483	$-	$7,457
Collectively evaluated for impairment	283,566	529,789	169,395	982,750
Total Loans	$289,540	$531,272	$169,395	$990,207

	Three Months Ended June 30, 2013
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$9,873	$3,534	$2,584	$15,991
Provision charged to expense	471	184	(105)	550
Losses charged off	(731)	(59)	(180)	(970)
Recoveries	20	3	107	130
Balance, end of period	$9,633	$3,662	$2,406	$15,701

	Six Months Ended June 30, 2013
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$9,908	$3,394	$2,736	$16,038
Provision charged to expense	671	684	145	1,500
Losses charged off	(968)	(442)	(660)	(2,070)
Recoveries	22	26	185	233
Balance, end of period	$9,633	$3,662	$2,406	$15,701

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

Information on non-performing assets, excluding performing restructured loans, is provided below:

	June 30,
	2014	2013
Non-performing assets
Non-accrual loans	$5,762	$18,647
Accruing loans delinquent 90 days or more and past due	348	236
Total non-performing loans	6,110	18,883
Foreclosed real estate	6,719	5,603
Other repossessed assets	379	456
Total non-performing assets	$13,208	$24,942

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

At June 30, 2014, the Company had a number of loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following tables describe troubled debts restructured during the three and six month periods ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	1	$250	$250
Consumer closed end first mortgage	7	367	380
Commercial and industrial	2	193	223

	Three Months Ended June 30, 2013
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	1	$1,290	$1,284
Consumer closed end first mortgage	8	253	264
Consumer open end and junior liens	14	451	453
Consumer loans
Boat/RVs	3	97	96
Commercial and industrial	1	113	112

	Six Months Ended June 30, 2014
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	1	$250	$250
Consumer closed end first mortgage	10	748	774
Commercial and industrial	2	193	223

	Six Months Ended June 30, 2013
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	2	$1,340	$1,334
Consumer closed end first mortgage	19	1,003	1,321
Consumer open end and junior liens	18	671	682
Consumer loans
Auto	2	22	22
Boat/RVs	4	127	126
Other	1	11	11
Commercial and industrial	3	1,122	835

The impact on the allowance for loan losses was insignificant as a result of these modifications.

Newly restructured loans by type for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30, 2014
	Interest Only	Term	Combination	Total Modification
Real Estate
Commercial	$-	$-	$250	$250
Consumer closed end first mortgage	-	18	362	380
Commercial and industrial	-	223	-	223

	Three Months Ended June 30, 2013
	Interest Only	Term	Combination	Total Modification
Real Estate
Commercial	$-	$-	$1,284	$1,284
Consumer closed end first mortgage	-	29	235	264
Consumer open end junior lien	250	52	151	453
Consumer Loans
Boat/RVs	-	91	5	96
Commercial and industrial	-	112	-	112

	Six Months Ended June 30, 2014
	Interest Only	Term	Combination	Total Modification
Real Estate
Commercial	$-	$-	$250	$250
Consumer closed end first mortgage	-	18	756	774
Commercial and industrial	-	223	-	223

	Six Months Ended June 30, 2013
	Interest Only	Term	Combination	Total Modification
Real Estate
Commercial	$-	$-	$1,334	$1,334
Consumer closed end first mortgage	-	29	1,292	1,321
Consumer open end junior lien	250	265	167	682
Consumer Loans
Auto	-	4	18	22
Boat/RVs	-	121	5	126
Other	-	-	11	11
Commercial and industrial	-	200	635	835

Defaults of any loans modified as troubled debt restructurings made in the three and six months ended June 30, 2014 and 2013, respectively, are listed in the table below. Defaults are defined as any loans that become 90 days past due.

	Three Months Ended June 30, 2014
	No. of Loans	Post-Modification Outstanding Recorded Balance
Real Estate
Consumer closed end first mortgage	1	$340

	Six Months Ended June 30, 2014
	No. of Loans	Post-Modification Outstanding Recorded Balance
Real Estate
Consumer closed end first mortgage	3	$432
Consumer open end and junior liens	1	23

	Six Months Ended June 30, 2013
	No. of Loans	Post-Modification Outstanding Recorded Balance
Real Estate
Commercial	1	$518
Commercial and industrial	1	109

There were no modified loans that defaulted during the second quarter of 2013.

Note 7: Subsequent Events

On July 2, 2014, MutualBank announced that it had entered into a definitive agreement with Summit Mortgage, Inc., a mortgage banking company headquartered in Ft. Wayne, Indiana. The transaction has received all regulatory approval and closed on August 1, 2014. The acquisition of Summit Mortgage, Inc. will not have a material impact on the operations or financial statements of the company.

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

Our principal business consists of attracting retail and commercial deposits from the general public and businesses, including some brokered deposits, and investing those funds primarily in loans secured by consumer closed end first mortgages and consumer open end and junior liens on owner-occupied, one- to four-family residences, a variety of other consumer loans, loans secured by commercial real estate, commercial construction and development and commercial and industrial loans. Funds not invested in loans generally are invested in investment securities, including mortgage-backed and mortgage-related securities. We also obtain funds from FHLB advances and other borrowings.

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

Second Quarter Highlights. At June 30, 2014, we had $1.4 billion in assets, $981.1 million in loans, $1.1 billion in deposits and $119.8 million in stockholders’ equity. The Company’s total risk-based capital ratio at June 30, 2014 was 12.9%, exceeding the 10.0% requirement for a well-capitalized institution. Tangible common equity increased to 8.4% as of June 30, 2014 compared to 7.9% and 7.7% at December 31, 2013 and June 30, 2013, respectively. For the quarter ended June 30, 2014, net income available to common shareholders was $2.6 million, or $.36 per basic and $.35 per diluted share, compared with net income available to common shareholders of $1.8 million, or $0.26 per basic and $0.25 per diluted share for the quarter ended June 30, 2013.

Financial highlights for the second quarter ended June 30, 2014 included:

•	Gross loan balances increased by $16.5 million, or 6.7% on an annualized basis in the second quarter of 2014.
•	Asset quality continues to improve as non-performing loans to total loans were 0.61% as of June 30, 2014 compared to 0.80% as of March 31, 2014 and non-performing assets to total assets were 0.94% as of June 30, 2014 compared to 1.12% as of March 31, 2014.
39

•	Classified loans decreased approximately 17% in the second quarter of 2014 and 20% since December 31, 2013.
•	Deposits decreased $25.7 million in the second quarter of 2014 primarily due to a decrease in certificates of deposit of $25.8 million.
•	Tangible common equity to total assets is 8.40% and tangible book value per share is $16.54 as of June 30, 2014 compared to tangible common equity to total assets of 7.91% and tangible book value per share of $15.46 as of December 31, 2013.
•	Cash dividend on common stock increased by 33%.
•	Net interest income for the second quarter of 2014 increased by $139,000 on a linked quarter basis and $538,000 compared to the second quarter of 2013.
•	Net interest margin was 3.28% for the second quarter 2014 compared to 3.10% in the second quarter 2013.
•	Non-interest income in the second quarter of 2014 increased by $541,000 on a linked quarter basis and decreased by $46,000 when compared to the second quarter of 2013.
•	Non-interest expense decreased in the second quarter of 2014 by $394,000 on a linked quarter basis and $49,000 when compared to the second quarter of 2013.

The Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, contains a summary of our management strategy. The financial highlights of our strategy during the quarter include: increasing commercial and non-real estate consumer lending by $23.3 million since year-end 2013; core deposits increased to 61%, from 58% at year-end 2013, and decreasing non-performing assets to total assets from 1.22% at year-end 2013 to .94% at the end of the quarter.

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

Deferred Tax Asset. The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future. The Company’s most recent evaluation indicated that it is more likely than not that the asset will be fully utilized. The Company has generated average positive pre-tax pre-provision earnings of $14.5 million, or 1.0% of pre-tax pre-provision ROA over the previous five calendar years. These earnings would be sufficient to utilize the net operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The valuation allowances established from 2009 through 2013 were the result of capital losses sustained in those years with no tax benefit recorded. The analyses at June 30, 2014 and December 31, 2013 supported no additional valuation allowance was necessary.

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

The Company wishes to advise readers that these factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Financial Condition

General. Total assets at June 30, 2014 were $1.4 billion, reflecting a $19.1 million increase since December 31, 2013, primarily as a result of a $15.1 million increase in net loans. Average interest-earning assets decreased $9.0 million, or .7%, to $1.28 billion for the six months ended June 30, 2014 from $1.29 billion compared to the year ended December 31, 2013. Average interest-bearing liabilities decreased by $1.0 million, or .1% to $1.11 billion for the six months ended June 30, 2014 reflecting a decrease in term deposits. Average stockholders’ equity decreased by $16.1 million or 12.2% for the six months ended June 30, 2014 due to the redemption of the preferred stock associated with the United State Treasury’s Small Business Lending Fund program.

Loans. Our gross loan portfolio, excluding loans held for sale, increased to $1.0 billion at June 30, 2014 from $990.2 million at December 31, 2013. The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during the six month period:

	At
	June 30,	December 31,	Amount	Percent
	2014	2013	Change	Change
	(Dollars in thousands)
Real estate
Commercial	$198,019	$200,817	$(2,798)	(1.39)%
Commercial construction and development	21,600	13,321	8,279	62.15
Consumer closed end first mortgage	518,492	531,272	(12,780)	(2.41)
Consumer open end and junior liens	69,593	69,354	239	0.34
Total real estate loans	807,704	814,764	(7,060)	(0.87)

Consumer loans
Auto	14,277	14,856	(579)	(3.90)
Boat/RV	89,308	79,419	9,889	12.45
Other	5,540	5,766	(226)	(3.92)
Total consumer other	109,125	100,041	9,084	9.08
Commercial and industrial	84,141	75,402	8,739	11.59
Total other loans	193,266	175,443	17,823	10.16

Total Loans	$1,000,970	$990,207	$10,763	1.09%

The Bank’s strategy to increase commercial and consumer loans remains a primary focus as we continued to see growth in these areas during the first half of 2014 as commercial and non-real estate consumer loans grew by $23.3 million. We continue to seek opportunities to provide sound commercial borrowers opportunities for new loans to meet their growing demands, refinance loans currently served by other financial institutions and building relationships with commercial clients in our footprint. The increase in the commercial and other consumer portfolios was offset by the decrease in the consumer real estate portfolios during the period of $12.5 million. Lower rates have allowed consumers to refinance their mortgage loans; however we have seen a significant decrease in those activities. The Bank continues to sell longer term fixed-rate mortgage loans to reduce related interest rate risk.

Delinquencies and Non-performing Assets. As of June 30, 2014, our total loans delinquent 30-to-89 days were $15.8 million or 1.6% of total loans, compared to $18.1 million or 1.8% of total loans at the end of 2013.

At June 30, 2014, our non-performing assets totaled $13.2 million or .94% of total assets, compared to $17.0 million or 1.22% of total assets at December 31, 2013. This $3.8 million, or 22.4% decrease was primarily due to a decrease in non-performing consumer first mortgage and commercial real estate loans as well as a reduction in foreclosed assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.

	At
	June 30,	December 31,	Amount	Percent
	2014	2013	Change	Change
	(Dollars in thousands)
Non-accruing loans	$5,762	$8,400	$(2,638)	(31.40)%
Accruing loans delinquent 90 days	348	188	160	85.11
Foreclosed assets	7,098	8,433	(1,335)	(15.83)
Total	$13,208	$17,021	$(3,813)	(22.40)%

Our non-performing assets continued to decrease in the second quarter of 2014 as local economic conditions continued to improve. The Bank diligently monitors and writes down loans that appear to have irreversible weaknesses. The Bank works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral. In addition to the decrease in non-performing assets, the Company saw improvement during the quarter in total classified assets. Total classified assets decreased by 16.6% from $35.1 million at December 31, 2013 to $29.2 million at June 30, 2014.

At June 30, 2014 foreclosed commercial real estate totaled $2.5 million and consisted of seven commercial properties in our existing lending footprint. The Bank has seen a decrease in this area as overall real estate owned sales volumes are up. At June 30, 2014, the Bank had 26 residential properties with a book value of $4.2 million. Two properties, one commercial construction and development and the other is residential real estate, account for $4.1 million of the total REO balance. As of June 30, 2014, the Bank also held $379,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Allowance for Loan Loss. Allowance for loan losses decreased $2.5 million from $15.7 million at June 30, 2013 to $13.2 million at June 30, 2014 as reflected below:

	At and For the Six Months Ended
	June 30,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$13,412	$16,038
Charge-offs	1,212	2,070
Recoveries	193	233
Net charge-offs	1,019	1,837
Provisions charged to operations	850	1,500
Balance at end of period	$13,243	$15,701

Ratio of net charge-offs during the period to average loans outstanding during the period	0.21%	0.37%

Allowance as a percentage of non-performing loans	216.74%	83.15%
Allowance as a percentage of total loans (end of period)	1.33%	1.61%

Net charge offs for the first half of 2014 were $1.0 million, or 0.21% of loans on an annualized basis, compared to $1.8 million, or 0.37% of loans on an annualized basis, for the first half of 2013. The allowance for loan losses to non-performing loans as of June 30, 2014 increased to 216.7% compared to 156.2% as of December 31, 2013. The allowance for loan losses to total loans as of June 30, 2014 was 1.33%, down from 1.37% as of December 31, 2013 due to the increase in our total loan portfolio.

Deposits. Deposits decreased by $33.8 million in the first half of 2014. The decrease in deposits has been primarily in certificates of deposit, which decreased $50.3 million, while core transactional deposits increased $16.5 million in the first half of 2014. Core transactional deposits increased to 61% of the Bank’s total deposits as of June 30, 2014 compared to 58% as of December 31, 2013. These changes are consistent with the Bank’s strategy to grow and strengthen core deposit relationships.

	At
	June 30, 2014		December 31, 2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Type of Account:
Non-interest Checking	$149,940	0.00%	$144,195	0.00%
Interest-bearing NOW	250,037	0.23	262,114	0.23
Savings	125,981	0.01	119,380	0.01
Money Market	131,825	0.23	115,600	0.24
Certificates of Deposit	421,517	1.16	471,795	1.39
Total	$1,079,300	0.54%	$1,113,084	0.67%

Borrowings. Total borrowings increased to $197.6 million at June 30, 2014, up $43.8 million, or 28.4%, since year-end 2013 primarily due to a $44.1 million increase in FHLB advances to help fund increasing loan demand. Other borrowings, consisting of a bank loan and subordinate debenture, decreased $358,000 to $10.5 million at June 30, 2014 due to regular loan payments.

In 2013, the Company borrowed $7.6 million from First Tennessee Bank, N.A. to refinance existing long-term debt. The loan was originated at a variable rate of LIBOR plus 2.80%; however the Company entered into an interest rate swap that fixed the rate of the note at 3.915% for the term of the note. The balance of the loan at June 30, 2014 was $6.5 million and it matures in December 2017.

The Company acquired $5.0 million of issuer trust preferred securities in a 2008 acquisition of another financial institution, which had a net balance of $4.1 million at June 30, 2014 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance, or September 15, 2035. The securities bore a fixed rate of interest of 6.22% through July 2010 and thereafter were to reset quarterly at the prevailing three-month LIBOR rate plus 170 basis points. In December 2009, the Company entered into a cash flow hedge with FTN Financial to fix the floating portion of the issued trust preferred security at 5.15% for the next five years starting on September 15, 2010. The Company has had the right to redeem the trust preferred securities, in whole or in part, without penalty, since establishing the cash flow hedge.

Stockholders’ Equity. Stockholders’ equity was $119.8 million at June 30, 2014, an increase of $8.1 million from December 31, 2013. The increase was primarily due to net income to common shareholders of $4.5 million and an increase in other comprehensive income of $4.2 million due to favorable movement in market interest rates, which created greater unrealized gains in the securities portfolio. These increases were partially offset by common stock dividends of $999,000. The Company’s tangible book value per share as of June 30, 2014 increased to $16.54 compared to $15.46 as of December 31, 2013 and the tangible common equity ratio increased to 8.40% as of June 30, 2014 compared to 7.91% as of December 31, 2013. The Company’s and the Bank’s risk-based capital ratios were well in excess of “well-capitalized” levels as defined by all regulatory standards as of June 30, 2014.

Comparison of Results of Operations for the Three Months Ended June 30, 2014 and 2013.

General. Net income available to common shareholders for the three months ended June 30, 2014 was $2.6 million, or $.36 basic and $.35 diluted earnings per common share compared to net income available to common shareholders of $1.8 million, or $.26 basic and $.25 diluted earnings per common share for the three months ended June 30, 2013. Annualized return on assets was .73% and return on average tangible common equity was 8.81% for the second quarter of 2014 compared to .60% and 6.59% respectively, for the same period of last year.

Interest Income. Total interest income decreased $133,000, or 1.0%, to $12.7 million during the three months ended June 30, 2014 from $12.9 million during the same period in 2013, reflecting the $3.4 million decline in average interest-earning assets during the quarter ended June 30, 2014, primarily due to the decrease in our mortgage-backed securities.

Interest Expense. Interest expense decreased $671,000, or 23.5%, to $2.2 million during the three months ended June 30, 2014 compared to $2.9 million during the three months ended June 30, 2013. The primary reason for this decrease was a decline of 25 basis points on interest-bearing liabilities from 1.03% as of June 30, 2013 to 0.78% at June 30, 2014, which was primarily due to continued re-pricing of deposit accounts and a changing mix of the deposits to a larger amount of transaction accounts as a percentage of interest bearing liabilities.

Net Interest Income. Net interest income before the provision for loan losses increased $538,000 for the quarter ended June 30, 2014 compared to the same period in 2013. The increase in net interest income was as a result of an 18 basis point increase in net interest margin to 3.28%. The increase in the margin was the result of interest bearing liabilities repricing downward faster than earning assets. Average earning assets declined $3.4 million primarily due to a decline of $14.7 million in the investment portfolio, mainly offset by a $12.9 million increase in the loan portfolio. The impact of the decrease in average earning assets was partially offset by the increase in net interest margin from 3.10% in the second quarter of 2013 to 3.28% in the second quarter of 2014. On a linked quarter basis, net interest income before the provision for loan losses increased $139,000 as net interest margin increased by 2 basis points and average earning assets increased by $10.9 million primarily due to increases in the loan portfolio. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

Provision for Loan Losses. The provision for loan losses for the second quarter of 2014 decreased to $500,000 compared to $550,000 during last year’s comparable period. The decrease was due to management’s ongoing evaluation of the adequacy of the allowance for loan losses, which was partially attributable to decreased net charge offs of $627,000, or .25% of loans on an annualized basis in the second quarter of 2014 compared to charge offs of $840,000, or .34% of loans on an annualized basis in the second quarter of 2013. Non-performing loans to total loans at June 30, 2014 was .61% compared to .88% at December 31, 2013. Non-performing assets to total assets were .94% at June 30, 2014 compared to 1.22% at December 31, 2013.

Other Income. Other (non-interest) income decreased slightly by $46,000 to $3.4 million in the second quarter of 2014 compared to $3.5 million in the second quarter of 2013.

	Three Months Ended		Amount	Percent
	6/30/2014	6/30/2013	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$1,538	$1,364	$174	12.76%
Net realized gain on sale of available-for-sale securities	211	43	168	390.70
Commissions	1,178	1,174	4	0.34
Equity in losses of limited partnerships	(92)	(128)	36	28.13
Net gains on sales of loans	382	134	248	185.07
Net servicing fees	3	435	(432)	(99.31)
Increase in cash value of life insurance	304	304	-	0.00
Gain (loss) on sale of other real estate and repossessed assets	(178)	37	(215)	(581.08)
Other income	68	97	(29)	(29.90)
Total	$3,414	$3,460	$(46)	(1.33)%

Decreases in non-interest income include declines in net servicing fees of $432,000 primarily due to a $456,000 mortgage servicing rights recovery in the second quarter of 2013 not repeated in 2014. Another reason for the decrease was an increase in losses on sale of other real estate by $215,000 in the second quarter of 2014 compared to the same time period in 2013. This decrease was mainly offset by increases in gain on sale of loans of $248,000 primarily due to a less volatile rate environment as compared to the second quarter of 2013, increases in fees and service charges on deposit accounts of $174,000 primarily due to income on debit card transactions and increases in gain on sale of investments of $168,000. On a linked quarter basis, non-interest income increased $541,000, due to increases in gain on sale of mortgage loans primarily due to an increase in mortgage activity and increases in fees and service charges on deposit accounts primarily due to seasonality in fee income.

Other Expense. Other (non-interest) expense decreased $49,000 to $9.9 million for the second quarter 2014.

	Three Months Ended		Amount	Percent
	6/30/2014	6/30/2013	Change	Change
	(Dollars in thousands)
Non-Interest Expense:
Salaries and employee benefits	$5,500	$5,532	$(32)	(0.58)%
Net occupancy expenses	600	534	66	12.36
Equipment expenses	435	457	(22)	(4.81)
Data processing fees	402	371	31	8.36
Advertising and promotion	306	438	(132)	(30.14)
ATM expense	316	270	46	17.04
Deposit insurance	270	316	(46)	(14.56)
Professional fees	439	319	120	37.62
Software subscriptions and maintenance	386	311	75	24.12
Other real estate and repossessed assets	151	176	(25)	(14.20)
Other expenses	1,048	1,178	(130)	(11.04)
Total	$9,853	$9,902	$(49)	(0.49)%

The decrease was primarily due to declines in advertising and promotion expenses by $132,000 and other expenses of $130,000. The declines were partially offset by increases in professional fees of $120,000 primarily due to revenue enhancement and acquisition activity, which included the acquisition of a trust business and a mortgage company, in the second quarter of 2014 and software subscription and maintenance of $75,000 primarily due to technological improvements. On a linked quarter basis, non-interest expense decreased $394,000 primarily due to decreases in salaries and benefit expenses of $373,000 due in part to a reduction in payroll taxes that are seasonally higher in the first quarter and other benefit expense management.

Income Tax Expense. Income tax expense for the second quarter 2014 increased by $146,000 due to an increase in taxable income compared to the same period in 2013. The Company’s effective tax rate decreased to 29.3% for the three months ended June 30, 2014 compared to 30.3% for the three months ended June 30, 2013 because of an increase in non-taxable income.

Comparison of Results of Operations for the Six Months Ended June 30, 2014 and 2013.

General. Net income available to common shareholders for the six months ended June 30, 2014 was $4.5 million or $.63 basic and $.61 diluted earnings per common share compared to net income available to common shareholders of $3.4 million, or $.49 basic and $.48 diluted earnings per common share for the six months ended June 30, 2013. Annualized return on assets was .65% and return on average tangible common equity was 7.91% for the first half of 2014 compared to .58% and 6.27% respectively, for the same period of last year.

Interest Income. Total interest income decreased $297,000, or 1.2%, to $25.5 million during the six months ended June 30, 2014 from $25.8 million during the same period in 2013, reflecting the $13.7 million decline in average interest-earning assets during the six months ended June 30, 2014, primarily due to the decrease in our mortgage-backed securities.

Interest Expense. Interest expense decreased $1.3 million, or 22.1%, to $4.5 million during the six months ended June 30, 2014 compared to $5.8 million during the six months ended June 30, 2013. The primary reason for this decrease was a decline of 22 basis points on interest-bearing liabilities from 1.03% as of June 30, 2013 to 0.81% at June 30, 2014, which was primarily due to continued re-pricing of deposit accounts and a changing mix of the deposits to a larger amount of transaction accounts as a percentage of interest bearing liabilities.

Net Interest Income. Net interest income before the provision for loan losses increased $978,000 for the first half of 2014 compared to the same period in 2013. The increase was a result of the net interest margin increasing to 3.27% in the first half of 2014 compared to 3.08% in the first half of 2013. This increase was partially offset by a decrease of $13.7 million in average earning assets due to a decline in the average investment portfolio of $14.4 million. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

Provision for Loan Losses. The provision for loan losses for the first half of 2014 decreased to $850,000 compared to $1.5 million during last year’s comparable period. The decrease was primarily due to a decline in net charge offs and improving asset quality. Net charge offs for the first half of 2014 equaled $1.0 million, or .21% of loans on an annualized basis compared to $1.8 million, or .37% in the same period of 2013.

Other Income. Non-interest income for the first half of 2014 was $6.3 million, a decrease of $810,000 compared to the first half of 2013.

	Six Months Ended		Amount	Percent
	6/30/2014	6/30/2013	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$2,879	$2,935	$(56)	(1.91)%
Net realized gain on sale of available-for-sale securities	362	382	(20)	(5.24)
Commissions	2,260	2,156	104	4.82
Equity in losses of limited partnerships	(184)	(254)	70	27.56
Net gains on sales of loans	486	569	(83)	(14.59)
Net servicing fees (costs)	(22)	407	(429)	(105.41)
Increase in cash value of life insurance	571	621	(50)	(8.05)
Gain (loss) on sale of other real estate and repossessed assets	(240)	56	(296)	(528.57)
Other income	175	225	(50)	(22.22)
Total	$6,287	$7,097	$(810)	(11.41)%

The decrease was primarily due to a $429,000 change in servicing fee income due to mortgage valuation reserves released in the second quarter of 2013 that was not repeated in 2014. Excluding the reserves released, servicing fee income was up $373,000 during the six months ended June 30, 2014. Increase in losses on sale of other real estate of $296,000 was another reason for the decline, primarily attributable to larger write-downs of certain real estate owned properties compared to the first half of 2013 when there were several large gains on sale of real estate owned properties.

Other Expense. Non-interest expense increased $284,000 when comparing the first half of 2014 with the same period in 2013.

	Six Months Ended		Amount	Percent
	6/30/2014	6/30/2013	Change	Change
	(Dollars in thousands)
Non-Interest Expense:
Salaries and employee benefits	$11,372	$11,083	$289	2.61%
Net occupancy expenses	1,269	1,229	40	3.25
Equipment expenses	894	923	(29)	(3.14)
Data processing fees	807	755	52	6.89
Advertising and promotion	607	709	(102)	(14.39)
ATM expense	606	511	95	18.59
Deposit insurance	540	640	(100)	(15.63)
Professional fees	878	655	223	34.05
Software subscriptions and maintenance	802	679	123	18.11
Other real estate and repossessed assets	286	349	(63)	(18.05)
Other expenses	2,038	2,282	(244)	(10.69)
Total	$20,099	$19,815	$284	1.43%

Increases were primarily a result of salaries and employee benefits increasing by $289,000, primarily due to increases in employee benefit costs, increases in professional fees of $223,000, primarily due to revenue enhancement and acquisition opportunities. These increases were partially offset by reductions in other expenses of $244,000, in marketing expense of $102,000, and deposit insurance of $100,000.

Income Tax Expense. Income tax expense for the first half of 2014 increased by $101,000 compared to the same period in 2013. The Company’s effective tax rate decreased to 28.4% for the six months ended June 30, 2014 compared to 29.3% for the six months ended June 30, 2013 because of the increase in non-taxable income.

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

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. It is overseen by the Asset and Liability Management Committee. The Board of Directors required the Bank to maintain a minimum liquidity ratio of 10% of deposits. At June 30, 2014, our ratio was 27.2%. The Company is currently in excess of the minimum liquidity ratio set by the Board due to a larger than historical investment portfolio. Management continues to seek to utilize liquidity off of the investment portfolio to fund loan growth over the next few years as demand for loans increase. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). At June 30, 2014, on a consolidated basis, the Company had $296.0 million in cash and investment securities available for sale and $5.5 million in loans held for sale generally available for its cash needs. We can also generate funds from borrowings, primarily FHLB advances, and, to a lesser degree, third party loans. At June 30, 2014, the Bank had the ability to borrow an additional $90.0 million in FHLB advances. In addition, we have historically sold 15- and 30-year long-term, fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity. The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, the payment of which is subject to regulatory limits. At June 30, 2014, the Company, on an unconsolidated basis, had $1.4 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2014, the approved outstanding loan commitments, including unused lines of credit, amounted to $186.8 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2014, totaled $184.4 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. For the quarter ended June 30, 2014, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At June 30, 2014, the Bank had $88.2 million in commitments to make loans, $10.5 million in undisbursed portions of closed loans, $85.2 million in unused lines of credit and $2.8 million in standby letters of credit. In addition, on a consolidated basis, at June 30, 2014, the Company had $197.6 million in outstanding non-deposit borrowings, of which $59.8 million is due in the next twelve months.

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

At June 30, 2014, the Bank’s regulatory capital exceeded the FDIC regulatory requirements, and the Bank was well-capitalized under regulatory prompt corrective action standards. In addition, at June 30, 2014, the Company’s capital levels exceeded the FRB’s requirements, and the Company was considered well-capitalized under FRB guidelines. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain well-capitalized status.

Our capital ratios at June 30, 2014 are reflected below:

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level(1):
MutualFirst Consolidated	$115,359	8.3%	$55,558	4.0%	$69,447	5.0%
MutualBank	120,140	8.5	56,008	4.0	70,011	5.0
Tier 1 Risk-Based Capital Level (2) :
MutualFirst Consolidated	$115,359	11.6%	$39,729	4.0%	$59,593	6.0%
MutualBank	120,140	12.1	39,710	4.0	59,565	6.0
Total Risk-Based Capital Level (3) :
MutualFirst Consolidated	$127,798	12.9%	$79,458	8.0%	$99,322	10.0%
MutualBank	132,579	13.3	79,420	8.0	99,275	10.0

(1) Tier 1 Capital to Average Total Assets of $1.4 billion for the Bank and $1.4 billion for the Company at June 30, 2014

(2) Tier 1 Capital to Risk-Weighted Assets of $992.7 million for the Bank and $993.2 million for the Company at June 30, 2014.
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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin and improve earnings. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term, fixed-rate loans in our portfolio, during the first half of 2014 we sold in the secondary market $15.8 million of fixed rate, one- to four-family mortgage loans with a term to maturity of 15 years or greater.

The following chart reflects the Bank’s percentage change in net income and capital assuming the most severe movement in interest rates as an immediate parallel rate shock in a range from down 100 basis points to up 400 basis points as of June 30, 2014.

	Percentage Change in
	Net Interest Income	Capital
Rate Shock:
Up 400 basis points	(32.9)%	(37.9)%
Up 300 basis points	(23.8)%	(29.2)%
Up 200 basis points	(15.1)%	(17.8)%
Up 100 basis points	(7.1)%	(7.1)%
Down 100 basis points	1.3%	(4.7)%

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

	Percentage Change in
	Net Interest Income	Capital
Rate Shock:
Up 400 basis points	(6.6)%	13.2%
Up 300 basis points	(3.3)%	11.2%
Up 200 basis points	(0.5)%	11.2%
Up 100 basis points	1.6%	9.4%
Down 100 basis points	(0.1)%	(7.3)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and (as defined in sec Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures as of June 30, 2014, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6. Exhibits.

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Articles of Incorporation	b
3.2	Articles Supplementary for the Series A Preferred Stock	c
3.3	Articles Supplementary for the SBLF Preferred Stock	a
3.4	Amended Bylaws	k
3.5	Articles Supplementary to the Company’s Charter re: term of appointed directors	l
4.1	Form of Common Stock Certificate	b
4.2	Form of Certificate for the Series A Preferred Stock	c
4.3	Form of Certificate for the SBLF Preferred Stock	a
9	Voting Trust Agreement	None
10.1	Employment Agreement with David W. Heeter	e
10.2	Employment Agreement with Patrick C. Botts	e
10.3	Form of Supplemental Retirement Plan Income Agreements for Patrick C. Botts and David W. Heeter	f
10.4	Named Executive Officer Salaries and Bonus Arrangements for 2013	n
10.5	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker	g
10.6	Form of Agreements for Executive Deferred Compensation Plan for Patrick C. Botts and David W. Heeter	f
10.7	Registrant’s 2001 Stock Option and Incentive Plan	h
10.8	Registrant’s 2001 Recognition and Retention Plan	h
10.9	Director Fee Arrangements for 2013	o
10.10	Director Deferred Compensation Plan	i
10.11	MutualFirst Financial, Inc. 2008 Stock Option and Incentive Plan	d
10.12	MFB Corp. 2002 Stock Option Plan	d
10.13	MFB Corp. 1997 Stock Option Plan	d
10.14	Employment Agreement with Charles J. Viater	e
10.15	Salary Continuation Agreement with Charles J. Viater	d
10.16	Loan Agreement with First Tennessee Bank National Association dated January 4, 2013.	m
10.17	Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.18	Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.21	Employment Agreement with Christopher D. Cook.	e
11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
14	Code of Ethics	o
16	Letter re change in certifying accountant	None
18	Letter re change in accounting principles	None

22	Published report regarding matters submitted to vote of security holders	None
23	Consents of experts and counsel	None
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32
101	Financial Statements from the Company’s Form 10-K for the year ended December 31, 2013, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Condensed Statements of Income for the Years Ended December 31, 2013, 2012 and 2011; (iii) Consolidated Condensed Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011; (iv) Consolidated Condensed Statement of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011 (v) Consolidated Condensed Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements, December 31, 2013, 2012 and 2011, as follows:
	101.INS XBRL Instance Document	101.INS
	101.SCH XBRL Taxonomy Extension Schema Document	101.SCH
	101.CAL XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL
	101.DEF XBRL Taxonomy Extension Definition Linkbase Document	101.DEF
	101.LAB XBRL Taxonomy Extension Labels Linkbase Document	101.LAB
	101.PRE XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE

a	Filed as an exhibit to the Company’s Form 8-K filed on August 26, 2011 and incorporated herein by reference.
b	Filed as an exhibit to the Company’s Form S-1 registration statement filed on September 16, 1999 and incorporated herein by reference.
c	Filed as an exhibit to the Company’s Form 8-K filed on December 23, 2008 and incorporated herein by reference.
d	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference.
e	Filed as an exhibit to the Company’s Form 10-Q filed on November 14, 2012 and incorporated herein by reference.
f	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2001 and incorporated herein by reference.
g	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2002 and incorporated herein by reference.
h	Filed as an Appendix to the Company’s Form S-4/A Registration Statement filed on October 19, 2001 and incorporated herein by reference.
i	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2007 and incorporated herein by reference.
j	Filed as an exhibit to the Company’s Form 10-K filed on March 23, 2010 and incorporated herein by reference.
k	Filed as an exhibit to the Company’s Form 8-K filed on October 15, 2007 and incorporated herein by reference.
l	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.

m	Filed as an exhibit to the Company’s Form 10-Q filed on May 9, 2014 and incorporated herein by reference.
n	Filed as an exhibit to the Company’s Form 8-K filed on February 15, 2012 and incorporated herein by reference.
o	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 14, 2014 and incorporated herein by reference.

(b) Exhibits - See list in (a)(3) and the Exhibit Index following the signature page.

(c) Financial Statements Schedules - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2014	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: August 4, 2014	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

101	Financial Statements from the Company’s Form 10-Q for the three months ended June 30, 2014 and year ended December 31, 2013, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of June 30, 2014 and 2013; (ii) Consolidated Condensed Statements of Income for the Three Months Ended June 30, 2014 and 2013; (iii) Consolidated Condensed Statement of Stockholders’ Equity for the Period Ended June 30, 2014; (iv) Consolidated Condensed Statements of Cash Flows for the Three Months Ended June 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements Three Months Ended June 30, 2014 and 2013, as follows:
101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Labels Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

