Form 10-Q
period 2014-09-30
MUTUALFIRST FINANCIAL INC
filed 2014-11-10
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of November 6, 2014, there were 7,198,991 shares of the registrant’s common stock outstanding.

MutualFirst Financial, Inc.

Form 10-Q Quarterly Report for the Period Ended September 30, 2014

MutualFirst Financial, Inc.

Consolidated Condensed Balance Sheets
(In Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$7,814	$8,013
Interest-bearing demand deposits	12,685	17,272
Cash and cash equivalents	20,499	25,285
Investment securities available for sale	264,056	264,348
Loans held for sale	6,440	1,888
Loans, net of allowance for loan losses of $13,249 and $13,412, at September 30, 2014 and December 31, 2013, respectively	995,468	965,966
Premises and equipment, net	30,765	31,471
Federal Home Loan Bank stock	14,391	14,391
Investment in limited partnerships	1,709	2,092
Deferred tax asset	14,114	17,002
Cash value of life insurance	50,709	49,843
Goodwill	1,800	-
Core deposit and other intangibles	1,250	1,629
Other assets	15,439	17,490
Total assets	$1,416,640	$1,391,405

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$157,464	$144,195
Interest-bearing	941,385	968,889
Total deposits	1,098,849	1,113,084
Federal Home Loan Bank advances	168,523	142,928
Other borrowings	10,353	10,890
Other liabilities	16,773	12,861
Total liabilities	1,294,498	1,279,763

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 7,197,891 and 7,117,179 shares	72	71
Additional paid-in capital	74,286	73,336
Retained earnings	47,290	41,650
Accumulated other comprehensive income (loss)	494	(3,415)
Total stockholders' equity	122,142	111,642
Total liabilities and stockholders' equity	$1,416,640	$1,391,405

See notes to consolidated condensed financial statements.

 MutualFirst Financial, Inc.

Consolidated Condensed Statements of Income
(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest and Dividend Income
Loans receivable	$10,904	$11,080	$32,488	$33,142
Investment securities	1,760	1,833	5,320	5,283
Federal Home Loan Bank stock	134	124	464	377
Deposits with financial institutions	5	4	13	18
Total interest and dividend income	12,803	13,041	38,285	38,820

Interest Expense
Deposits	1,450	2,333	4,677	7,253
Federal Home Loan Bank advances	571	320	1,562	882
Other	142	148	430	446
Total interest expense	2,163	2,801	6,669	8,581

Net Interest Income	10,640	10,240	31,616	30,239
Provision for loan losses	-	750	850	2,250
Net Interest Income After Provision for Loan Losses	10,640	9,490	30,766	27,989

Other Income
Service fee income	1,518	1,447	4,398	4,382
Net realized gain on sales of available-for-sale securities	75	453	436	835
Commissions	1,228	1,041	3,488	3,196
Equity in losses of limited partnerships	(124)	(84)	(309)	(338)
Net gains on sales of loans	444	84	929	654
Net servicing fees	66	63	45	471
Increase in cash value of life insurance	295	321	866	942
Loss on sale of other real estate and repossessed assets	(81)	(108)	(321)	(53)
Other income	153	57	329	282
Total other income	3,574	3,274	9,861	10,371

Other Expenses
Salaries and employee benefits	6,088	5,282	17,461	16,365
Net occupancy expenses	494	244	1,763	1,472
Equipment expenses	450	453	1,344	1,377
Data processing fees	373	326	1,180	1,081
Advertising and promotion	387	386	993	1,095
ATM expense	370	296	976	806
Deposit insurance	239	251	779	891
Professional fees	376	318	1,254	973
Software subscriptions and maintenance	418	391	1,220	1,070
Other real estate and repossessed assets	161	180	447	529
Other expenses	1,052	1,073	3,090	3,355
Total other expenses	10,408	9,200	30,507	29,014

Income Before Income Tax	3,806	3,564	10,120	9,346
Income tax expense	1,112	1,092	2,906	2,786

Net Income	2,694	2,472	7,214	6,560
Preferred stock dividends and accretion	-	271	-	911

Net Income Available to Common Shareholders	$2,694	$2,201	$7,214	$5,649

Earnings Per Share
Basic	$0.38	$0.31	$1.01	$0.80
Diluted	$0.36	$0.30	$0.98	$0.78

Dividends per common share	$0.08	$0.06	$0.22	$0.18

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Income	$2,694	$2,472	$7,214	$6,560
Other Comprehensive Income
Net unrealized holding gain (loss) on securities available-for-sale	(415)	(397)	5,430	(7,108)
Net unrealized gain (loss) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(4)	2	835	467
Reclassification adjustment for realized gains included in net income	(75)	(453)	(436)	(835)
Net unrealized gain on derivative used for cash flow hedges	78	14	127	105
	(416)	(834)	5,956	(7,371)
Income tax (expense) benefit related to other comprehensive income	152	280	(2,047)	2,556
Other comprehensive income (loss)	(264)	(554)	3,909	(4,815)

Comprehensive Income	$2,430	$1,918	$11,123	$1,745

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Stockholders’ Equity
For the Period Ended September 30, 2014

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Common Stock	Paid-in Capital Common	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances December 31, 2013	$71	$73,336	$41,650	$(3,415)	$111,642
Net income			7,214		7,214
Other comprehensive income, net of taxes				3,909	3,909
Stock options, exercised	1	950			951
Cash dividends, common stock ($.22 per share)			(1,574)		(1,574)
Balances September 30, 2014	$72	$74,286	$47,290	$494	$122,142

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Nine Months Ended
	September 30,
	2014	2013
Operating Activities
Net income	$7,214	$6,560
Items not requiring cash
Provision for loan losses	850	2,250
Depreciation and amortization	3,162	3,683
Deferred income tax	840	730
Loans originated for sale	(41,260)	(55,250)
Proceeds from sales of loans held for sale	37,424	59,623
Gain on sale of loans held for sale	(929)	(654)
Gain on sale of securities - available for sale	(436)	(835)
Loss on sale of other real estate and repossessed assets	321	53
Loss on sale and disposal of premises and equipment	127	-
Prepaid FDIC premium	-	1,647
Change in
Interest receivable and other assets	318	368
Interest payable and other liabilities	3,015	1,751
Cash value of life insurance	(866)	(942)
Other equity adjustments	(1)	341
Other adjustments	415	378
Net cash provided by operating activities	10,194	19,703

Investing Activities
Purchases of securities, available for sale	(43,844)	(99,166)
Proceeds from maturities and paydowns of securities, available for sale	23,743	45,748
Proceeds from sales of securities, available for sale	26,047	53,179
Net change in loans	(32,771)	(845)
Purchases of premises and equipment	(669)	(754)
Cash paid in acquisition, net	(900)	-
Proceeds from real estate owned sales	3,246	3,113
Net cash provided by (used in) investing activities	(25,148)	1,275

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	40,014	36,918
Certificates of deposit	(54,249)	(71,210)
Proceeds from FHLB advances	403,300	220,675
Repayment of FHLB advances	(377,705)	(198,622)
Repayment of other borrowings	(569)	(569)
Redemption of preferred stock	-	(7,231)
Cash dividends	(1,574)	(2,187)
Other financing activities	951	410
Net cash provided by (used in) financing activities	10,168	(21,816)
Net Change in Cash and Cash Equivalents	(4,786)	(838)
Cash and Cash Equivalents, Beginning of Period	25,285	32,778
Cash and Cash Equivalents, End of Period	$20,499	$31,940

Additional Cash Flows Information
Interest paid	$6,548	$8,579
Income tax paid	1,200	1,800
Transfers from loans to foreclosed real estate	1,620	2,770
Mortgage servicing rights capitalized	213	394

See notes to consolidated condensed financial statements.

MutualFirst Financial, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In Thousands, Except Share and Per Share Data)

Note 1:  Basis of Presentation

The consolidated condensed financial statements include the accounts of MutualFirst Financial, Inc. (MutualFirst or the “Company”), its wholly owned subsidiary MutualBank, an Indiana commercial bank (“Mutual” or the “Bank”), Mutual’s wholly owned subsidiaries, First MFSB Corporation, Mishawaka Financial Services, Summit Mortgage, Inc. (“Summit”), Mutual Federal Investment Company (“MFIC”), and MFIC majority owned subsidiary, Mutual Federal REIT, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The interim consolidated condensed financial statements at September 30, 2014, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2013 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings Per Share

Earnings per share were computed as follows:

	Three Months Ended September 30,
	2014			2013
	Income	Weighted- Average Shares	Per- Share Amount	Income	Weighted- Average Shares	Per- Share Amount
Basic Earnings Per Share
Net income	$2,694	7,178,055		$2,472	7,088,660
Dividends and accretion on preferred stock	-			(271)
Income available to common stockholders	2,694	7,178,055	$0.38	2,201	7,088,660	$0.31
Effect of Dilutive Securities
Stock options	-	229,089		-	176,447
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$2,694	7,407,144	$0.36	$2,201	7,265,107	$0.30

	Nine Months Ended September 30,
	2014			2013
	Income	Weighted- Average Shares	Per- Share Amount	Income	Weighted- Average Shares	Per- Share Amount
Basic Earnings Per Share
Net income	$7,214	7,143,597		$6,560	7,066,670
Dividends and accretion on preferred stock	-			(911)
Income available to common stockholders	7,214	7,143,597	$1.01	5,649	7,066,670	$0.80
Effect of Dilutive Securities
Stock options	-	230,147		-	172,205
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$7,214	7,373,744	$0.98	$5,649	7,238,875	$0.78

Options to purchase 44,161 and 82,000 shares of common stock were outstanding at September 30, 2014 and 2013, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Note 3: Impact of Accounting Pronouncements

In August 2014, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.

The amendments in this Update are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In August 2014, FASB, issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The objective of this Update is to reduce diversity in practice by addressing the classification of foreclosed mortgage loans that are fully or partially guaranteed under government programs. Currently, some creditors reclassify those loans to real estate as with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA.

The amendments in this Update are effective for annual reporting periods ending after December 15, 2015 and interim periods beginning after December 15, 2015. An entity should adopt the amendments in this Update using either a prospective transition method or a modified retrospective transition method. For prospective transition, an entity should apply the amendments in this Update to foreclosures that occur after the date of adoption. For the modified retrospective transition, an entity should apply the amendments in the Update by means of a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption. Prior periods should not be adjusted. However, a reporting entity must apply the same method of transition as elected under ASU No. 2014-04. Early adoption, including adoption in an interim period, is permitted if the entity already has adopted Update 2014-04. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In June 2014, (FASB) issued (ASU) 2014-12 “Compensation – Stock Compensation”. This update defines the accounting treatment for share-based payments and “resolves the diverse accounting treatment of those awards in practice.” The new requirement mandates that “a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.” Compensation cost will now be recognized in the period in which it becomes likely that the performance target will be met.

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

In January 2014, FASB issued ASU 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

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

Recently the FASB and the Internal Accounting Standards Board (IASB) (the Boards) have published for public comment revised Exposure Drafts outlining proposed changes to the accounting for leases. The proposals aim to improve the quality and comparability of financial reporting by providing greater transparency about leverage, the assets an organization uses in its operations and the risks to which it is exposed from entering into leasing transactions. Under existing accounting standards, a majority of leases are not reported on a lessee’s balance sheet. The amounts involved can be substantial. Additionally, the existing accounting models for leases require lessees and lessors to classify their leases as either capital leases (e.g., a lease of equipment for nearly all of its economic life) or operating leases (e.g., a lease of office space for 10 years) and to account for those leases differently.

For capital leases, a lessee recognizes lease assets and liabilities on the balance sheet. For operating leases, a lessee does not recognize lease assets or liabilities on the balance sheet. The existing standards have been criticized for failing to meet the needs of users of financial statements because they do not always provide a complete representation of leasing transactions. In response to this criticism, in 2006 the Boards initiated a joint project to improve the financial reporting of leasing activities under International Financial Reporting Standards (IFRSs) and U.S. GAAP. The Boards have developed an approach to lease accounting that would require a lessee to recognize assets and liabilities for the rights and obligations created by leases. A lessee would recognize assets and liabilities for leases of more than 12 months.

Stakeholders have informed the Boards that there are a wide variety of lease transactions with different economics. To better reflect those differing economics, the revised Exposure Drafts propose a dual approach to the recognition, measurement, and presentation of expenses and cash flows arising from a lease. For most real estate leases, a lessee would report a straight-line lease expense in its income statement. For most other leases, such as equipment or vehicles, a lessee would report amortization of the asset separately from interest on the lease liability. The Boards are also proposing disclosures that should enable investors and other users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases.

The leases project is a converged effort between the Boards. The revised Exposure Drafts for both organizations are nearly identical. The differences between the two proposals are primarily related to existing differences between U.S. GAAP and IFRS and decisions the FASB made related to nonpublic entities.

The Boards are also proposing changes to how equipment and vehicle lessors would account for leases that are off balance sheet. Those changes would provide greater transparency about such lessors’ exposure to credit risk and asset risk.

Comments were due by September 13, 2013.

Note 4: Investment Securities

The amortized costs and approximate fair values, together with gross unrealized gains and losses on securities, are as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities
Government-sponsored agencies	$113,082	$2,269	$(598)	$114,753
Collateralized mortgage obligations
Government-sponsored agencies	98,705	1,199	(1,298)	98,606
Federal agencies	4	-	-	4
Municipal obligations	27,259	1,711	(15)	28,955
Corporate obligations	24,150	94	(2,506)	21,738
Total investment securities	$263,200	$5,273	$(4,417)	$264,056

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities
Government-sponsored agencies	$104,006	$1,700	$(2,189)	$103,517
Collateralized mortgage obligations
Government-sponsored agencies	108,305	1,207	(1,934)	107,578
Federal agencies	5,005	-	(231)	4,774
Municipal obligations	27,357	257	(276)	27,338
Corporate obligations	24,648	18	(3,525)	21,141
Total investment securities	$269,321	$3,182	$(8,155)	$264,348

The amortized cost and fair value of securities available for sale at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
Description Securities	Amortized Cost	Fair Value
Security obligations due
One to five years	$9,598	$9,634
Five to ten years	10,778	10,864
After ten years	31,037	30,199
	51,413	50,697
Mortgage-backed securities
Government-sponsored agencies	113,082	114,753
Collateralized mortgage obligations
Government-sponsored agencies	98,705	98,606
Totals	$263,200	$264,056

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $0 and $2.5 million at September 30, 2014 and December 31, 2013, respectively.

Proceeds from sales of securities available for sale for the three and nine months ended September 30, 2014 and 2013 were $2.8 million and $26.0 million compared to $21.7 million and $53.2 million, respectively. Gross gains of $75,000 and $643,000 compared to $436,000 and $898,000 for the three and nine months ended September 30, 2014 and 2013, respectively, were recognized on those sales. Gross losses of $0 and $207,000 compared to $0 and $63,000 for the three and nine months ended September 30, 2014 and 2013, respectively, were recognized on those sales.

All mortgage-backed securities and collateralized-mortgage obligations held by the Company as of September 30, 2014 were in government-sponsored or federal agency securities.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2014 and December 31, 2013 was $96.4 million and $147.8 million, which is approximately 36.5 percent and 55.9 percent of the Company’s investment portfolio at those dates.

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

During the first nine months of 2014 and 2013, the Bank determined that its holdings in trust preferred securities had no further other-than-temporary impairment.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities
Government-sponsored agencies	$10,387	$(98)	$29,284	$(500)	$39,671	$(598)
Collateralized mortgage obligations
Government-sponsored agencies	12,910	(168)	34,981	(1,130)	47,891	(1,298)
Federal agencies	4	-	-	-	4	-
Municipal obligations	-	-	623	(15)	623	(15)
Corporate obligations	-	-	8,188	(2,506)	8,188	(2,506)
Total temporarily impaired securities	$23,301	$(266)	$73,076	$(4,151)	$96,377	$(4,417)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities
Government-sponsored agencies	$67,130	$(2,189)	$-	$-	$67,130	$(2,189)
Collateralized mortgage obligations
Government-sponsored agencies	51,753	(1,934)	-	-	$51,753	$(1,934)
Federal agencies	4,769	(231)			4,769	(231)
Municipal obligations	11,264	(245)	741	(31)	12,005	(276)
Corporate obligations	8,849	(151)	3,336	(3,374)	12,185	(3,525)
Total temporarily impaired securities	$143,765	$(4,750)	$4,077	$(3,405)	$147,842	$(8,155)

Mortgage-Backed Securities (MBS), Collateralized Mortgage Obligations (CMO) and Federal Agencies

The unrealized losses on the Company’s investment in MBSs, CMOs and Federal Agencies were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because (1) the decline in market value is attributable to changes in interest rates and not credit quality, (2) the Company does not intend to sell the investments and (3) it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

Corporate Obligations

The Company’s unrealized loss on investments in corporate obligations primarily relates to investments in pooled trust preferred securities. The unrealized losses were primarily caused by (1) a decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (2) a sector downgrade by several industry analysts. The Company currently expects some of the securities to settle at a price less than the amortized cost basis of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security). The Company has recognized a loss equal to the credit loss for these securities, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell these investments and it is likely that the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be at maturity, it does not consider the remainder of the investments to be other-than-temporarily impaired at September 30, 2014.

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

	Accumulated Credit Losses
	Three Months Ended
	September 30,
	2014	2013
Credit losses on debt securities held
Beginning of period	$705	$1,205
Reductions related to actual losses incurred	-	-
As of September 30,	$705	$1,205

	Accumulated Credit Losses
	Nine Months Ended
	September 30,
	2014	2013
Credit losses on debt securities held
Beginning of year	$1,205	$1,205
Reductions related to actual losses incurred	(500)	-
As of September 30,	$705	$1,205

Pooled Trust Preferred Securities. The Company has invested in pooled trust preferred securities. At September 30, 2014, the current book balance of our pooled trust preferred securities was $6.2 million. The original par value of these securities was $7.0 million prior to the OTTI write-downs in 2011 and earlier, based on valuations by a third party. OTTI taken on trust preferred securities previously was the result of deterioration in the performance of the underlying collateral. The deterioration was the result of increased defaults and deferrals of dividend payments in that year, creating credit impairment along with weakening financial performance of performing collateral, increasing the risk of future deferrals of dividends and defaults. No additional OTTI was determined in the first nine months of 2014. All pooled trust preferred securities owned by the Bank are exempt from the Volcker Rule.

The following table provides additional information related to the Bank’s investment in trust preferred securities as of September 30, 2014.

Deal Name	Class	Original Par	Book Value	Fair Value	Unrealized gain (loss)	Realized Losses YTD	Lowest Ratings	Number of Banks / Insurance Cos. Currently Performing	Total Number of Banks and Insurance Cos. In Issuance (Unique)	Actual Deferrals/ Defaults (as a % of original collateral)	Total Projected Defaults (as a % of performing collateral) (1)	Excess subordination (after taking into account best estimate of future deferrals/ defaults) (2)
	(Dollars in Thousands)
Alesco Preferred Funding IX	B+	1,000	909	559	(350)	-	B2	41	52	14.69%	15.78%	54.50%
Preferred Term Securities XIII	Caa1	1,000	767	423	(344)	-	Ca	44	61	25.75%	20.21%	4.36%
Preferred Term Securities XVIII	Ca	1,000	917	430	(487)	-	Ca	52	72	22.51%	10.03%	6.43%
Preferred Term Securities XXVII	Caa3	1,000	710	386	(324)	-	C	33	46	22.62%	16.29%	10.02%
U.S. Capital Funding I	B3	3,000	2,891	1,936	(955)	-	Caa1	28	33	9.44%	8.60%	8.90%
		$7,000	$6,194	$3,734	$(2,460)	$-

(1)	A 10% recovery is applied to all projected defaults by depository institutions. A 15% recovery is applied to all projected defaults by insurance companies. No recovery is applied to current defaults.
(2)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

Note 5: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	September 30,	December 31,
	2014	2013
Net unrealized gain (loss) on securities available-for-sale	$2,966	$(2,029)
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(2,110)	(2,945)
Net unrealized loss on derivative used for cash flow hedges	(132)	(259)
Net unrealized gain relating to defined benefit plan liability	100	100
	824	(5,133)
Tax expense (benefit)	330	(1,718)
Net of tax amount	$494	$(3,415)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Statements of Income for the three months ended September 30, 2014 and 2013.

	Amount Reclassified from Accumulated Other Comprehensive Income For the Three Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2014	2013	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available-for-sale securities
Realized securities gains reclassified into income	$75	$453	Other income - net realized gains on sale of available-for-sale securities
Related income tax expense	(26)	(154)	Income tax expense

Total reclassifications for the period, net of tax	$49	$299

	Amount Reclassified from Accumulated Other Comprehensive Income For the Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2014	2013	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available-for-sale securities
Realized securities gains reclassified into income	$436	$835	Other income - net realized gains on sale of available-for-sale securities
Related income tax expense	(148)	(284)	Income tax expense

Total reclassifications for the period, net of tax	$288	$551

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and level within the ASC 820 fair value hierarchy in which the fair value measurements fall:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2014
Mortgage-backed securities
Government sponsored agencies	$114,753	$-	$114,753	$-
Collateralized mortgage obligations
Government sponsored agencies	98,606	-	98,606	-
Federal agencies	4	-	4	-
Municipal obligations	28,955	-	28,955	-
Corporate obligations	21,738	-	18,004	3,734
Available-for-sale securities	$264,056	$-	$260,322	$3,734

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Mortgage-backed securities
Government sponsored agencies	$103,517	$-	$103,517	$-
Collateralized mortgage obligations
Government sponsored agencies	107,578	-	107,578	-
Federal agencies	4,774	-	4,774	-
Municipal obligations	27,338	-	27,338	-
Corporate obligations	21,141	-	17,805	3,336
Available-for-sale securities	$264,348	$-	$261,012	$3,336

The following is a reconciliation of the beginning and ending balances for the three months ended September 30, 2014 and 2013 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	2014	2013
Beginning balance	$3,738	$3,000
Total realized and unrealized gains (losses)
Included in net income	-	-
Included in other comprehensive income (loss)	(4)	1
Purchases, sales, issuances and settlements	-	(30)
Ending balance	$3,734	$2,971
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$0

The following is a reconciliation of the beginning and ending balances for the nine months ended September 30, 2014 and 2013 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

19

	2014	2013
Beginning balance	$3,336	$2,475
Total realized and unrealized gains (losses)
Included in net income	56	-
Included in other comprehensive income (loss)	916	526
Purchases, issuances and settlements	(574)	(30)
Ending balance	$3,734	$2,971
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$0

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2014
Other real estate owned	$251	$-	$-	$251

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Impaired loans	$925	$-	$-	$925
Other real estate owned	1,677	-	-	1,677
Mortgage-servicing rights	2,106	-	-	2,106

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

September 30, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$3,734	Discounted cash flow	Discount rate	8.0-14.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.8-2.8%
			Projected cures given deferral	0-15.0%
			Loss severity	35.4-70.4%
Other real estate owned	$251	Third party valuations	Discount to reflect realizable value less estimated selling costs	10.0-36.7%

December 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$3,336	Discounted cash flow	Discount rate	10.0-17.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.5-2.7%
			Projected cures given deferral	0-15.0%
			Loss severity	46.9-73.7%
Impaired loans (collateral dependent)	$925	Third party valuations	Discount to reflect realizable value	7.3-78.3%
Other real estate owned	$1,677	Third party valuations	Discount to reflect realizable value less estimated selling costs	0-25.0%
Mortgage-servicing rights	$2,106	Third party valuations	Prepayment speeds	105-700%
			Discount rates	10.0%
			Servicing fee	0.25%

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

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated balance sheets as of the dates noted below are as follows:

			Fair Value Measurements Using
September 30, 2014	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$20,499	$20,499	$20,499	$-	$-
Loans held for sale	6,440	6,523	-	6,523	-
Loans, net	995,468	993,302	-	-	993,302
FHLB stock	14,391	14,391	-	14,391	-
Interest receivable	3,665	3,665	-	3,665	-
Liabilities
Deposits	1,098,849	1,061,159	636,955	-	424,204
FHLB advances	168,523	167,425	-	167,425	-
Other borrowings	10,353	10,353	-	10,353	-
Interest payable	278	278	-	278	-

			Fair Value Measurements Using
December 31, 2013	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$25,285	$25,285	$25,285	$-	$-
Loans held for sale	1,888	1,905	-	1,905	-
Loans, net	965,966	935,414	-	-	935,414
FHLB stock	14,391	14,391	-	14,391	-
Interest receivable	3,775	3,775	-	3,775	-
Liabilities
Deposits	1,113,084	1,068,422	593,457	-	474,965
FHLB advances	142,928	141,526	-	141,526	-
Other borrowings	10,890	10,890	-	10,890	-
Interest payable	157	157	-	157	-

Note 7: Loans and Allowance

Classes of loans at September 30, 2014 and December 31, 2013 include:

	September 30,	December 31,
	2014	2013
Real estate
Commercial	$192,534	$200,817
Commercial construction and development	29,267	13,321
Consumer closed end first mortgage	519,312	531,272
Consumer open end and junior liens	71,001	69,354
	812,114	814,764
Other loans
Consumer loans
Auto	14,464	14,856
Boat/RVs	95,093	79,419
Other	5,363	5,766
Commercial and industrial	87,663	75,402
	202,583	175,443
Total loans	1,014,697	990,207
Undisbursed loans in process	(9,425)	(13,346)
Unamortized deferred loan costs, net	3,445	2,517
Allowance for loan losses	(13,249)	(13,412)
Net loans	$995,468	$965,966

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured and generally only after nine months of satisfactory performance.

Nonaccrual loans, segregated by class of loans, as of September 30, 2014 and December 31, 2013 are as follows:

	September 30,	December 31,
	2014	2013
Real estate
Commercial	$2,073	$1,349
Commercial construction and development	613	1,103
Consumer closed end first mortgage	4,334	4,057
Consumer open end and junior liens	199	421
Consumer loans
Auto	1	10
Boat/RVs	289	339
Other	51	12
Commercial and industrial	637	1,109
	$8,197	$8,400

Nonaccrual commercial and consumer closed end first mortgage loans increased due to three new loans that went on non-accrual during the quarter. Management continues to monitor these and all other nonaccrual loans.

An age analysis of the Company’s past due loans, segregated by class of loans, as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days or More and Accruing
Real estate
Commercial	$1,294	$8	$1,541	$2,843	$189,691	$192,534	$-
Commercial construction and development	-	-	457	457	28,810	29,267	-
Consumer closed end first mortgage	6,260	1,217	2,971	10,448	508,864	519,312	217
Consumer open end and junior liens	257	563	129	949	70,052	71,001	-
Consumer loans
Auto	49	-	-	49	14,415	14,464	-
Boat/RVs	1,004	115	169	1,288	93,805	95,093	-
Other	31	28	5	64	5,299	5,363	-
Commercial and industrial	207	202	464	873	86,790	87,663	-
	$9,102	$2,133	$5,736	$16,971	$997,726	$1,014,697	$217

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days or More and Accruing
Real estate
Commercial	$763	$196	$1,196	$2,155	$198,662	$200,817	$-
Commercial construction and development	333	-	915	1,248	12,073	13,321	-
Consumer closed end first mortgage	11,680	2,122	3,515	17,317	513,955	531,272	175
Consumer open end and junior liens	609	185	394	1,188	68,166	69,354	-
Consumer loans
Auto	54	8	9	71	14,785	14,856	-
Boat/RVs	1,410	262	202	1,874	77,545	79,419	13
Other	61	3	-	64	5,702	5,766	-
Commercial and industrial	67	393	531	991	74,411	75,402	-
	$14,977	$3,169	$6,762	$24,908	$965,299	$990,207	$188

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

The following tables present impaired loans as of September 30, 2014 and 2013 and the year ended December 31, 2013:

	September 30, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans - Quarter	Average Investment in Impaired Loans - YTD	Interest Income Recognized - Quarter	Interest Income Recognized - YTD
Loans without a specific valuation allowance
Real estate
Commercial	$4,088	$4,088	$-	$3,475	$3,262	$38	$102
Commercial construction and development	$1,196	$2,567	$-	$1,235	$1,421	$7	$23
Consumer closed end first mortgage	$1,639	$1,639	$-	$1,243	$1,144	$1	$6
Consumer open end and junior liens	$-	$-	$-	$-	$125	$-	$3
Commercial and industrial	$1,659	$1,659	$-	$1,203	$1,189	$-	$11

There were no loans with a specific valuation allowance as of September 30, 2014.

	December 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$3,148	$3,660	$-	$3,894	$160
Commercial construction and development	1,294	3,218	-	5,386	46
Consumer closed end first mortgage	1,483	2,071	-	2,582	33
Commercial and industrial	764	764	-	897	2

Loans with a specific valuation allowance
Real estate
Commercial construction and development	344	371	100	344	-
Commercial and industrial	424	624	235	566	20

Total
Real estate
Commercial	$3,148	$3,660	$-	$3,894	$160
Commercial construction and development	$1,638	$3,589	$100	$5,730	$46
Consumer closed end first mortgage	$1,483	$2,071	$-	$2,582	$33
Commercial and industrial	$1,188	$1,388	$235	$1,463	$22

	September 30, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans - Quarter	Average Investment in Impaired Loans - YTD	Interest Income Recognized - Quarter	Interest Income Recognized - YTD
Loans without a specific valuation allowance
Real estate
Commercial	$2,894	$3,958	$-	$2,953	$3,545	$40	$109
Commercial construction and development	3,331	7,332	-	4,782	6,112	23	57
Consumer closed end first mortgage	1,700	2,639	-	2,167	2,732	11	45
Consumer open end and junior liens	250	250	-	250	125	1	3
Commercial and industrial	679	679	-	798	876	10	18

Loans with a specific valuation allowance
Real estate
Commercial	204	204	100	205	206	3	9
Commercial construction and development	622	2,020	200	622	640	-	-
Commercial and industrial	424	624	235	429	601	6	15

Total
Real estate
Commercial	$3,098	$4,162	$100	$3,158	$3,751	$43	$118
Commercial construction and development	$3,953	$9,352	$200	$5,404	$6,752	$23	$57
Consumer closed end first mortgage	$1,700	$2,639	$-	$2,167	$2,732	$11	$45
Consumer open end and junior liens	$250	$250	$-	$250	$125	$1	$3
Commercial and industrial	$1,103	$1,303	$235	$1,227	$1,477	$16	$33

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2014.

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

September 30, 2014
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real Estate	Construction and Development	Commercial and Industrial
Pass	$181,595	$25,890	$82,821
Special Mention	3,329	1,728	368
Substandard	7,610	1,649	4,010
Doubtful	-	-	464
Total	$192,534	$29,267	$87,663

Consumer Credit Exposure Credit Risk Profile
Internal Rating	Closed End First Mortgage	Real Estate Open End and Junior Liens	Auto	Boat/RV	Other
Pass	$510,555	$70,683	$14,454	$94,598	$5,280
Special Mention	1,719	-	-	-	-
Substandard	7,038	318	10	495	83
Total	$519,312	$71,001	$14,464	$95,093	$5,363

December 31, 2013
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real Estate	Construction and Development	Commercial and Industrial
Pass	$190,041	$9,910	$73,648
Special Mention	3,308	1,659	223
Substandard	7,468	1,752	1,000
Doubtful	-	-	531
Total	$200,817	$13,321	$75,402

Consumer Credit Exposure Credit Risk Profile
Internal Rating	Closed End First Mortgage	Real Estate Open End and Junior Liens	Auto	Boat/RV	Other
Pass	$522,352	$68,445	$14,834	$78,863	$5,415
Special Mention	1,783	-	-	-	-
Substandard	7,137	909	22	556	351
Total	$531,272	$69,354	$14,856	$79,419	$5,766

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine month periods ended September 30, 2014 and 2013 and year ended December 31, 2013.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other segments.

	Three Months Ended September 30, 2014
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$7,763	$3,344	$2,136	$13,243
Provision charged to expense	(914)	935	(21)	-
Losses charged off	-	(141)	(49)	(190)
Recoveries	105	23	68	196
Balance, end of period	$6,954	$4,161	$2,134	$13,249

	Nine Months Ended September 30, 2014
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$8,148	$3,124	$2,140	$13,412
Provision charged to expense	(1,101)	1,400	551	850
Losses charged off	(244)	(391)	(767)	(1,402)
Recoveries	151	28	210	389
Balance, end of period	$6,954	$4,161	$2,134	$13,249
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	6,954	4,161	2,134	13,249
Total allowance for loan losses	$6,954	$4,161	$2,134	$13,249

Loans:
Ending balance
Individually evaluated for impairment	$6,943	$1,639	$-	$8,582
Collectively evaluated for impairment	302,521	517,673	185,921	1,006,115
Total Loans	$309,464	$519,312	$185,921	$1,014,697

	Year Ended December 31, 2013
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$9,908	$3,394	$2,736	$16,038
Provision charged to expense	884	343	73	1,300
Losses charged off	(2,713)	(886)	(940)	(4,539)
Recoveries	69	273	271	613
Balance, end of period	$8,148	$3,124	$2,140	$13,412
Ending balance:
Individually evaluated for impairment	$335	$-	$-	$335
Collectively evaluated for impairment	7,813	3,124	2,140	13,077
Total allowance for loan losses	$8,148	$3,124	$2,140	$13,412

Loans:
Ending balance
Individually evaluated for impairment	$5,974	$1,483	$-	$7,457
Collectively evaluated for impairment	283,566	529,789	169,395	982,750
Total Loans	$289,540	$531,272	$169,395	$990,207

	Three Months Ended September 30, 2013
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$9,633	$3,662	$2,406	$15,701
Provision charged to expense	1,004	(215)	(39)	750
Losses charged off	(1,713)	(274)	(104)	(2,091)
Recoveries	10	30	54	94
Balance, end of period	$8,934	$3,203	$2,317	$14,454

	Nine Months Ended September 30, 2013
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$9,908	$3,394	$2,736	$16,038
Provision charged to expense	1,675	469	106	2,250
Losses charged off	(2,681)	(716)	(764)	(4,161)
Recoveries	32	56	239	327
Balance, end of period	$8,934	$3,203	$2,317	$14,454

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

Information on non-performing assets, excluding performing restructured loans, is provided below:

	September 30,
	2014	2013
Non-performing assets
Non-accrual loans	$8,197	$13,112
Accruing loans delinquent 90 days or more and past due	217	390
Total non-performing loans	8,414	13,502
Foreclosed real estate	6,334	6,750
Other repossessed assets	504	312
Total non-performing assets	$15,252	$20,564

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

Loans retain their accrual status at the time of their modification. As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual until a period of satisfactory performance, generally nine months, is obtained. If a loan is on accrual at the time of the modification, the loan is evaluated to determine the collection of principal and interest is reasonably assured and generally stays on accrual.

At September 30, 2014, the Company had a number of loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following tables describe troubled debts restructured during the three and nine month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	4	$968	$987
Consumer closed end first mortgage	4	665	285
Consumer open end and junior liens	1	14	15

	Three Months Ended September 30, 2013
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	1	$192	$260
Consumer closed end first mortgage	4	460	492
Consumer open end and junior liens	8	274	272
Consumer loans
Boat/RVs	2	45	45

	Nine Months Ended September 30, 2014
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	5	$1,218	$1,237
Consumer closed end first mortgage	11	1,379	1,026
Consumer open end and junior liens	4	48	49
Commercial and industrial	2	193	223

	Nine Months Ended September 30, 2013
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	3	$1,532	$1,593
Consumer closed end first mortgage	21	1,462	1,812
Consumer open end and junior liens	26	945	955
Consumer loans
Auto	2	22	22
Boat/RVs	6	172	171
Other	1	11	11
Commercial and industrial	3	1,122	834

The impact on the allowance for loan losses was insignificant as a result of these modifications.

Newly restructured loans by type for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30, 2014
	Interest Only	Term	Combination	Total Modification
Real Estate
Commercial	$-	$689	$298	$987
Consumer closed end first mortgage	101	-	184	285
Consumer open end junior lien	-	-	15	15

	Three Months Ended September 30, 2013
	Interest Only	Term	Combination	Total Modification
Real Estate
Commercial	$-	$-	$260	$260
Consumer closed end first mortgage	-	-	492	492
Consumer open end junior lien	-	128	144	272
Consumer Loans
Boat/RVs	-	14	31	45

	Nine Months Ended September 30, 2014
	Interest Only	Term	Combination	Total Modification
Real Estate
Commercial	$-	$689	$548	$1,237
Consumer closed end first mortgage	101	-	925	1,026
Consumer open end junior lien	-	19	30	49
Commercial and industrial	-	223	-	223

	Nine Months Ended September 30, 2013
	Interest Only	Term	Combination	Total Modification
Real Estate
Commercial	$-	$-	$1,593	$1,593
Consumer closed end first mortgage	-	-	1,812	1,812
Consumer open end junior lien	250	402	303	955
Consumer Loans
Auto	-	4	18	22
Boat/RVs	-	135	36	171
Other	-	-	11	11
Commercial and industrial	-	200	634	834

Defaults of any loans modified as troubled debt restructurings made in the three and nine months ended September 30, 2014 and 2013, respectively, are listed in the table below. Defaults are defined as any loans that become 90 days past due.

	Three Months Ended September 30, 2014
	No. of Loans	Post-Modification Outstanding Recorded Balance
Real Estate
Consumer closed end first mortgage	1	$231

	Three Months Ended September 30, 2013
	No. of Loans	Post-Modification Outstanding Recorded Balance
Real Estate
Consumer closed end first mortgage	2	$187

	Nine Months Ended September 30, 2014
	No. of Loans	Post-Modification Outstanding Recorded Balance
Real Estate
Consumer closed end first mortgage	4	$663
Consumer open end and junior liens	1	23

	Nine Months Ended September 30, 2013
	No. of Loans	Post-Modification Outstanding Recorded Balance
Real Estate
Consumer closed end first mortgage	3	$196

There were no modified loans that defaulted during the third quarter of 2013.

Note 8: Acquisition

On August 1, 2014, the Company acquired Summit Mortgage, Inc., a mortgage broker in Ft. Wayne, Indiana. The acquisition of Summit resulted in the acquisition of insignificant assets, generated goodwill of $1.8 million and no additional material intangible assets. This acquisition allows the Bank to enter a new market and look at more efficient methods of increasing non-interest income and is not expected to have a material impact on the operations of the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following should be read in conjunction with the Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 14, 2014.

The Company is a Maryland corporation and a bank holding company headquartered in Muncie, Indiana, with operations in Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana. It owns MutualBank, an Indiana commercial bank with 30 bank branches in Indiana, trust offices in Carmel and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. MutualBank also operates a wholly owned subsidiary of Summit Mortgage which operates out of Fort Wayne, Indiana. The Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“FRB”), and the Bank is subject to regulation, supervision and examination by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation.

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

Third Quarter Highlights. At September 30, 2014, we had $1.4 billion in assets, $995.5 million in loans, $1.1 billion in deposits and $122.1 million in stockholders’ equity. The Company’s total risk-based capital ratio at September 30, 2014 was 12.8%, exceeding the 10.0% requirement for a well-capitalized institution. Tangible common equity increased to 8.4% as of September 30, 2014 compared to 7.9% and 7.8% at December 31, 2013 and September 30, 2013, respectively. For the quarter ended September 30, 2014, net income available to common shareholders was $2.7 million, or $.38 per basic and $.36 per diluted share, compared with net income available to common shareholders of $2.2 million, or $0.31 per basic and $0.30 per diluted share for the quarter ended September 30, 2013.

Other highlights for the third quarter ended September 30, 2014 included:

•	MutualBank completed the acquisition of Summit Mortgage, Inc. in the third quarter.
•	Gross loan balances increased by $14.4 million, or 5.8% on an annualized basis in the third quarter of 2014.
40

•	Deposits increased $19.5 million in the third quarter of 2014.
•	Tangible common equity to total assets is 8.42% and tangible book value per share is $16.55 as of September 30, 2014 compared to tangible common equity to total assets of 7.92% and tangible book value per share of $15.46 as of December 31, 2013.
•	Net interest income increased $400,000 compared to the third quarter of 2013 and increased $82,000 on a linked quarter basis.
•	Non-interest income increased $300,000 compared to the third quarter of 2013 and $160,000 on a linked quarter basis.
•	Non-interest expense increased $1.2 million compared to the third quarter of 2013 and $555,000 on a linked quarter basis.

The Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, contains a summary of our management strategy. The financial highlights of our strategy during the quarter include: increasing commercial and non-real estate consumer lending by $34.8 million since year-end 2013; core deposits increased to 62%, from 58% at year-end 2013, and decreasing non-performing assets to total assets from 1.22% at year-end 2013 to 1.08% at the end of the quarter.

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

Deferred Tax Asset. The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future. The Company’s most recent evaluation indicated that it is more likely than not that the asset will be fully utilized. The Company has generated average positive pre-tax pre-provision earnings of $14.5 million, or 1.0% of pre-tax pre-provision ROA over the previous five calendar years. These earnings would be sufficient to utilize the net operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The valuation allowances established from 2009 through 2013 were the result of capital losses sustained in those years with no tax benefit recorded. The analyses at September 30, 2014 and December 31, 2013 supported no additional valuation allowance was necessary.

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

Financial Condition

General. Total assets at September 30, 2014 were $1.4 billion, reflecting a $25.2 million increase since December 31, 2013, primarily as a result of a $29.5 million increase in net loans. Average interest-earning assets decreased $4.6 million, or .4%, to $1.29 billion for the nine months ended September 30, 2014 reflecting a decrease in available-for-sale securities. Average interest-bearing liabilities decreased by $2.6 million, or ..2% to $1.11 billion for the nine months ended September 30, 2014 reflecting a decrease in term deposits. Average stockholders’ equity decreased by $17.2 million or 12.8% for the nine months ended September 30, 2014 due to the redemption of the preferred stock associated with the United State Treasury’s Small Business Lending Fund program near the end of 2013.

Loans. Our gross loan portfolio, excluding loans held for sale, increased to $1.0 billion at September 30, 2014 from $990.2 million at December 31, 2013. The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during the nine month period:

	At
	September 30,	December 31,	Amount	Percent
	2014	2013	Change	Change
	(Dollars in thousands)
Real estate
Commercial	$192,534	$200,817	$(8,283)	(4.12)%
Commercial construction and development	29,267	13,321	15,946	119.71
Consumer closed end first mortgage	519,312	531,272	(11,960)	(2.25)
Consumer open end and junior liens	71,001	69,354	1,647	2.37
Total real estate loans	812,114	814,764	(2,650)	(0.33)

Consumer loans
Auto	14,464	14,856	(392)	(2.64)
Boat/RV	95,093	79,419	15,674	19.74
Other	5,363	5,766	(403)	(6.99)
Total consumer other	114,920	100,041	14,879	14.87
Commercial and industrial	87,663	75,402	12,261	16.26
Total other loans	202,583	175,443	27,140	15.47

Total Loans	$1,014,697	$990,207	$24,490	2.47%

The Bank’s strategy to increase commercial and consumer loans remains a primary focus as we continued to see growth in these areas during the first nine months of 2014 as commercial and non-real estate consumer loans grew by $34.8 million. We continue to seek opportunities to provide sound commercial borrowers opportunities for new loans to meet their growing demands, refinance loans currently served by other financial institutions and build relationships with commercial clients in our footprint. The increase in the commercial and other consumer portfolios was partially offset by the 10.3 million decrease in the consumer real estate portfolios during the period. Lower rates have allowed consumers to refinance their mortgage loans; however recently we have seen a significant decrease in those activities. The Bank continues to sell longer term fixed-rate mortgage loans to reduce related interest rate risk.

Delinquencies and Non-performing Assets. As of September 30, 2014, our total loans delinquent 30-to-89 days were $11.2 million or 1.1% of total loans, compared to $18.1 million or 1.8% of total loans at the end of 2013.

At September 30, 2014, our non-performing assets totaled $15.3 million or 1.08% of total assets, compared to $17.0 million or 1.22% of total assets at December 31, 2013. This $2.3 million, or 13.4% decrease was primarily due to a reduction in foreclosed assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.

	At
	September 30,	December 31,	Amount	Percent
	2014	2013	Change	Change
	(Dollars in thousands)
Non-accruing loans	$8,197	$8,400	$(203)	(2.45)%
Accruing loans delinquent 90 days	217	188	29	15.43
Foreclosed assets	6,838	8,433	(1,595)	(24.89)
Total	$15,252	$17,021	$(1,769)	(13.37)%

Our non-performing assets experienced an increase during the third quarter of 2014 due to performance issues related to one significant commercial real estate loan and two consumer closed-end first mortgage loans totaling $2.4 million. The Bank diligently monitors and writes down loans that appear to have irreversible weaknesses. The Bank works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral. In addition to the decrease in non-performing assets since year-end, the Company saw improvement in total classified assets. Total classified assets decreased by 2.8% from $35.1 million at December 31, 2013 to $34.1 million at September 30, 2014.

At September 30, 2014, foreclosed commercial real estate totaled $2.2 million and consisted of nine commercial properties in our existing lending footprint. The Bank has seen a decrease in this area as overall real estate owned sales volumes are up. At September 30, 2014, the Bank had 27 residential properties with a book value of $4.1 million. Two properties, one commercial construction and development and the other is residential real estate, account for $4.1 million of the total REO balance. As of September 30, 2014, the Bank also held $504,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Allowance for Loan Loss. Allowance for loan losses decreased $1.2 million from $14.5 million at September 30, 2013 to $13.2 million at September 30, 2014 as reflected below:

	At and For the Nine Months Ended
	September 30,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$13,412	$16,038
Charge-offs	1,402	4,161
Recoveries	389	327
Net charge-offs	1,013	3,834
Provisions charged to operations	850	2,250
Balance at end of period	$13,249	$14,454

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.14%	0.52%

Allowance as a percentage of non-performing loans	157.46%	107.05%
Allowance as a percentage of total loans (end of period)	1.31%	1.48%

Allowance for loan losses was $13.2 million as of September 30, 2014 compared to $13.4 million as of December 31, 2013. Net recoveries in the third quarter were $6,000 and net charge offs for the first nine months of 2014 were $1.0 million, or .14% of total loans on an annualized basis. The allowance for loan losses to non-performing loans as of September 30, 2014 was 157.5% compared to 216.7% as of June 30, 2014 and 156.2% as of December 31, 2013. Non-performing loans increased $2.3 million on a linked quarter basis primarily due to three loans totaling $2.2 million. The allowance for loan losses to total loans as of September 30, 2014 was 1.31% compared to 1.33% as of June 30, 2014 and 1.37% as of December 31, 2013.

Deposits. Deposits decreased by $14.2 million in the first nine months of 2014. The decrease in deposits has been primarily in certificates of deposit, which decreased $54.2 million, while core transactional deposits increased $40.0 million in the first nine months of 2014. Core transactional deposits increased to 62% of the Bank’s total deposits as of September 30, 2014 compared to 58% as of December 31, 2013. These changes are consistent with the Bank’s strategy to grow and strengthen core deposit relationships.

	At
	September 30, 2014		December 31, 2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Type of Account:
Non-interest Checking	$157,465	0.00%	$144,195	0.00%
Interest-bearing NOW	252,964	0.23	262,114	0.23
Savings	123,525	0.01	119,380	0.01
Money Market	147,320	0.23	115,600	0.24
Certificates of Deposit	417,575	1.14	471,795	1.39
Total	$1,098,849	0.52%	$1,113,084	0.67%

Borrowings. Total borrowings increased to $178.9 million at September 30, 2014, up $25.1 million, or 16.3%, since year-end 2013 primarily due to a $25.6 million increase in FHLB advances to help fund increasing loan demand. Other borrowings, consisting of a bank loan and subordinate debenture, decreased $537,000 to $10.4 million at September 30, 2014 due to regular loan payments.

The Company has a $1.0 million revolving line of credit expiring in December 2017. At September 30, 2014, there were no amounts borrowed against this line. The line is collateralized by the Bank’s stock. The rate on this line of credit is the three month LIBOR plus 2.75%.

In 2013, the Company borrowed $7.6 million from First Tennessee Bank, N.A. to refinance existing long-term debt. The loan was originated at a variable rate of LIBOR plus 2.80%; however the Company entered into an interest rate swap that fixed the rate of the note at 3.915% for the term of the note. The balance of the loan at September 30, 2014 was $6.3 million and it matures in December 2017.

The Company acquired $5.0 million of issuer trust preferred securities in a 2008 acquisition of another financial institution, which had a net balance of $4.1 million at September 30, 2014 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance, or September 15, 2035. The securities bore a fixed rate of interest of 6.22% through July 2010 and thereafter were to reset quarterly at the prevailing three-month LIBOR rate plus 170 basis points. In December 2009, the Company entered into a cash flow hedge with FTN Financial to fix the floating portion of the issued trust preferred security at 5.15% for the next five years starting on September 15, 2010. The Company has had the right to redeem the trust preferred securities, in whole or in part, without penalty, since establishing the cash flow hedge.

Stockholders’ Equity. Stockholders’ equity was $122.1 million at September 30, 2014, an increase of $10.5 million from December 31, 2013. The increase was primarily a result of net income of $7.2 million, an increase in other comprehensive income of $3.9 million and $951,000 from exercised stock options. These increases were partially offset by $1.6 million of common stock dividends returned to shareholders. The Company’s tangible book value per share as of September 30, 2014 increased to $16.55 compared to $15.46 as of December 31, 2013 and its tangible common equity ratio increased to 8.42% as of September 30, 2014 compared to 7.91% as of December 31, 2013.

Comparison of Results of Operations for the Three Months Ended September 30, 2014 and 2013.

General. Net income available to common shareholders for the three months ended September 30, 2014 was $2.7 million, or $.38 basic and $.36 diluted earnings per common share compared to net income available to common shareholders of $2.2 million, or $.31 basic and $.30 diluted earnings per common share for the three months ended September 30, 2013. Annualized return on assets was .76% and return on average tangible common equity was 9.07% for the third quarter of 2014 compared to .71% and 8.17% respectively, for the same period of last year.

Interest Income. Total interest income decreased $238,000, or 1.8%, to $12.8 million during the three months ended September 30, 2014 from $13.0 million during the same period in 2013, reflecting an 11 basis point decrease in the average yield on interest-earning assets during the quarter ended September 30, 2014, primarily due to the decrease in rates in our loan portfolio.

Interest Expense. Interest expense decreased $638,000, or 22.8%, to $2.2 million during the three months ended September 30, 2014 compared to $2.8 million during the three months ended September 30, 2013. The primary reason for this decrease was a decline of 24 basis points in the average rate paid on interest-bearing liabilities from 1.01% as of September 30, 2013 to 0.77% at September 30, 2014, which was primarily due to continued re-pricing of deposit accounts and a changing mix of the deposits to a larger amount of transaction accounts as a percentage of interest-bearing liabilities.

Net Interest Income. Net interest income before the provision for loan losses increased $400,000 for the quarter ended September 30, 2014 compared to the same period in 2013. The increase was a result of an $11.5 million increase in average earning assets and an increase of 9 basis points in the net interest margin to 3.26%. The increase in average earning assets was primarily an increase of $26.2 million in loans, partially funded by a $16.6 million decline in investments On a linked quarter basis, net interest income before the provision for loan losses increased $82,000 as average earning assets increased by $15.4 million, partially offset by a 2 basis point reduction in net interest margin. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

Provision for Loan Losses. No provision for loan loss was recorded for the third quarter of 2014 compared to $750,000 during last year’s comparable period. The decrease was due to management’s ongoing evaluation of the adequacy of the allowance for loan losses, which was partially attributable to improving credit quality and declining net charge offs. Recoveries exceeded charge offs by $6,000 in the third quarter of 2014 compared to net charge offs of $2.0 million in the third quarter of 2013. Non-performing loans to total loans at September 30, 2014 were .83% compared to 1.38% at September 30, 2013. Non-performing assets to total assets was 1.08% at September 30, 2014 compared to 1.46% at September 30, 2013.

Other Income. Other (non-interest) income increased by $300,000 to $3.6 million in the third quarter of 2014 compared to $3.3 million in the third quarter of 2013.

	Three Months Ended		Amount	Percent
	9/30/2014	9/30/2013	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$1,518	$1,447	$71	4.91%
Net realized gain on sale of available-for-sale securities	75	453	(378)	(83.44)
Commissions	1,228	1,041	187	17.96
Equity in losses of limited partnerships	(124)	(84)	(40)	(47.62)
Net gains on sales of loans	444	84	360	428.57
Net servicing fees	66	63	3	4.76
Increase in cash value of life insurance	295	321	(26)	(8.10)
Gain (loss) on sale of other real estate and repossessed assets	(81)	(108)	27	(25.00)
Other income	153	57	96	168.42
Total	$3,574	$3,274	$300	9.16%

Increases in non-interest income included increased gain on sale of loans of $360,000 and increased other income of $96,000 partially as a result of the acquisition of Summit Mortgage, Inc. Service fee income on deposit accounts also increased $71,000, which was primarily due to increased interchange income. Commission income also increased by $187,000 mainly due to increases in wealth management, trust and brokerage lines of business. These increases were offset primarily by a decline in gain on sale of investments of $378,000. On a linked quarter basis, non-interest income increased $160,000, primarily due to the income from Summit Mortgage, Inc. which was partially offset by a decline in gain on sale of investments.

Other Expense. Other (non-interest) expense increased $1.2 million to $10.4 million for the third quarter 2014.

	Three Months Ended		Amount	Percent
	9/30/2014	9/30/2013	Change	Change
	(Dollars in thousands)
Non-Interest Expense:
Salaries and employee benefits	$6,088	$5,282	$806	15.26%
Net occupancy expenses	494	244	250	102.46
Equipment expenses	450	453	(3)	(0.66)
Data processing fees	373	326	47	14.42
Advertising and promotion	387	386	1	0.26
ATM expense	370	296	74	25.00
Deposit insurance	239	251	(12)	(4.78)
Professional fees	376	318	58	18.24
Software subscriptions and maintenance	418	391	27	6.91
Other real estate and repossessed assets	161	180	(19)	(10.56)
Other expenses	1,052	1,073	(21)	(1.96)
Total	$10,408	$9,200	$1,208	13.13%

This increase was partially due to one-time expense reductions in the third quarter of 2013 that were not repeated in 2014. These included a reduction in health insurance expense of $300,000 and property tax refunds of $350,000. The increase in non-interest expense excluding the one-time reductions in 2013 was $558,000. Salaries and benefits increased by $506,000, without the health insurance expense reduction in 2013, primarily due to the acquisition of Summit Mortgage, Inc. and increases in accrual for commission and incentive expenses. On a linked quarter basis, non-interest expense increased $555,000 primarily due to an increase of $588,000 in salaries and benefits resulting from the acquisition of Summit Mortgage, Inc. and increases in commission and incentive expenses during the third quarter of 2014.

Income Tax Expense. Income tax expense for the third quarter 2014 increased by $20,000 due to an increase in taxable income compared to the same period in 2013. The Company’s effective tax rate decreased to 29.2% for the three months ended September 30, 2014 compared to 30.6% for the three months ended September 30, 2013 because of an increase in non-taxable income.

Comparison of Results of Operations for the Nine months Ended September 30, 2014 and 2013.

General. Net income available to common shareholders for the nine months ended September 30, 2014 was $7.2 million or $1.01 basic and $.98 diluted earnings per common share compared to net income available to common shareholders of $5.6 million, or $.80 basic and $.78 diluted earnings per common share for the nine months ended September 30, 2013. Annualized return on assets was .69% and return on average tangible common equity was 8.30% for the first nine months of 2014 compared to .62% and 7.00% respectively, for the same period of last year.

Interest Income. Total interest income decreased $535,000, or 1.4%, to $38.3 million during the nine months ended September 30, 2014 from $38.8 million during the same period in 2013, reflecting the $4.6 million decline in average interest-earning assets during the nine months ended September 30, 2014, primarily due to the decrease in our mortgage-backed securities.

Interest Expense. Interest expense decreased $1.9 million, or 22.3%, to $6.7 million during the nine months ended September 30, 2014 compared to $8.6 million during the nine months ended September 30, 2013. The primary reason for this decrease was a decline of 22 basis points in the average rate paid on interest-bearing liabilities from 1.02% as of September 30, 2013 to 0.80% at September 30, 2014, which was primarily due to continued re-pricing of deposit accounts and a changing mix of deposits to a larger amount of transaction accounts as a percentage of interest-bearing liabilities.

Net Interest Income. Net interest income before the provision for loan losses increased $1.4 million for the first nine months of 2014 compared to the same period in 2013. The increase was a result of a 16 basis point increase in net interest margin. The increase was partially offset by a $4.6 million decline in average earning assets due to a decrease in average investments of $15.2 million primarily offset by average loan growth of $11.2 million. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

Provision for Loan Losses. The provision for loan losses for the first nine months of 2014 decreased to $850,000 compared to $2.3 million during last year’s comparable period. The decrease was primarily due to a decline in net charge offs and improving asset quality. Net charge offs through the first nine months of 2014 have been $1.0 million compared to $3.8 million over the comparable period in 2013. Non-performing loans to total loans at September 30, 2014 were .83% compared to .88% at December 31, 2013. This decrease in non-performing loans was primarily in commercial business loans.

Other Income. Non-interest income for the first nine months of 2014 was $9.9 million, a decrease of $510,000 compared to the first nine months of 2013.

	Nine Months Ended		Amount	Percent
	9/30/2014	9/30/2013	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$4,398	$4,382	$16	0.37%
Net realized gain on sale of available-for-sale securities	436	835	(399)	(47.78)
Commissions	3,488	3,196	292	9.14
Equity in losses of limited partnerships	(309)	(338)	29	8.58
Net gains on sales of loans	929	654	275	42.05
Net servicing fees	45	471	(426)	(90.45)
Increase in cash value of life insurance	866	942	(76)	(8.07)
Loss on sale of other real estate and repossessed assets	(321)	(53)	(268)	505.66
Other income	329	282	47	16.67
Total	$9,861	$10,371	$(510)	(4.92)%

The decrease was primarily due to a reduction of $426,000 in net servicing fees primarily due to mortgage servicing right valuation recoveries in 2013 that were not repeated in 2014. Other declines were in gain on sale of investments of $399,000 and increased loss on real estate owned sales of $268,000. These declines were offset by increased commission income of $292,000 from wealth management, trust and brokerage services and gain on sale of loans of $275,000 from increased loan production as a result of the acquisition of Summit Mortgage, Inc.

Other Expense. Non-interest expense increased $1.5 million when comparing the first nine months of 2014 with the same period in 2013.

	Nine Months Ended		Amount	Percent
	9/30/2014	9/30/2013	Change	Change
	(Dollars in thousands)
Non-Interest Expense:
Salaries and employee benefits	$17,461	$16,365	$1,096	6.70%
Net occupancy expenses	1,763	1,472	291	19.77
Equipment expenses	1,344	1,377	(33)	(2.40)
Data processing fees	1,180	1,081	99	9.16
Advertising and promotion	993	1,095	(102)	(9.32)
ATM expense	976	806	170	21.09
Deposit insurance	779	891	(112)	(12.57)
Professional fees	1,254	973	281	28.88
Software subscriptions and maintenance	1,220	1,070	150	14.02
Other real estate and repossessed assets	447	529	(82)	(15.50)
Other expenses	3,090	3,355	(265)	(7.90)
Total	$30,507	$29,014	$1,493	5.15%

Non-interest expense increased $1.5 million when comparing the first nine months of 2014 with the same period in 2013. This increase was partially due to one-time expense reductions in the third quarter of 2013 that were not repeated in 2014. These included a reduction in health insurance expense of $300,000 and property tax refunds of $350,000. The increase in non-interest expense excluding the one-time reductions in 2013 was $850,000. Salaries and benefits increased by $1.1 million without the health insurance expense reduction in 2013, primarily due to the acquisition of Summit, increases in accrual for commissions, incentive expenses and general salary and benefit increases.

Income Tax Expense. Income tax expense for the first nine months of 2014 increased by $120,000 compared to the same period in 2013 primarily due to an increase in income before income tax expense. The Company’s effective tax rate decreased to 28.7% for the nine months ended September 30, 2014 compared to 29.8% for the nine months ended September 30, 2013 because of the increase in non-taxable income.

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

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. It is overseen by the Asset and Liability Management Committee. The Board of Directors required the Bank to maintain a minimum liquidity ratio of 10% of deposits. At September 30, 2014, our ratio was 26.5%. The Company is currently in excess of the minimum liquidity ratio set by the Board due to a larger than historical investment portfolio. Management continues to seek to utilize liquidity off of the investment portfolio to fund loan growth over the next few years as demand for loans increase. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). At September 30, 2014, on a consolidated basis, the Company had $284.6 million in cash and investment securities available for sale and $6.4 million in loans held for sale generally available for its cash needs. We can also generate funds from borrowings, primarily FHLB advances, and, to a lesser degree, third party loans. At September 30, 2014, the Bank had the ability to borrow an additional $103.7 million in FHLB advances. In addition, we have historically sold 15- and 30-year long-term, fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity. The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, the payment of which is subject to regulatory limits. At September 30, 2014, the Company, on an unconsolidated basis, had $2.0 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At September 30, 2014, the approved outstanding loan commitments, including unused lines of credit, amounted to $195.9 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2014, totaled $198.5 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. For the quarter ended September 30, 2014, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At September 30, 2014, the Bank had $95.2 million in commitments to make loans, $11.1 million in undisbursed portions of closed loans, $87.4 million in unused lines of credit and $2.3 million in standby letters of credit. In addition, on a consolidated basis, at September 30, 2014, the Company had $178.9 million in outstanding non-deposit borrowings, of which $42.1 million is due in the next twelve months.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. See ‘Item 1 - Business- How We Are Regulated - Regulatory Capital Requirements.” The FDIC may require the Bank to have additional capital above the specific regulatory levels if it believes the Bank is subject to increased risk due to asset problems, high interest rate risk and other risks. The Company is subject to minimum capital requirements imposed by the FRB, which are substantially similar to those imposed on the Bank, including guidelines for bank holding companies to be considered well-capitalized. The FDIC and FRB have issued revisions to these capital requirements, which would increase the levels required, particularly if the Bank and the Company want to continue paying dividends or executive bonuses. These new rules will be phased in starting January 2015.

At September 30, 2014, the Bank’s regulatory capital exceeded the FDIC regulatory requirements, and the Bank was well-capitalized under regulatory prompt corrective action standards. In addition, at September 30, 2014, the Company’s capital levels exceeded the FRB’s requirements, and the Company was considered well-capitalized under FRB guidelines. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain well-capitalized status.

Our capital ratios at September 30, 2014 are reflected below:

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level(1):
MutualFirst Consolidated	$116,239	8.3%	$56,105	4.0%	$70,132	5.0%
MutualBank	120,266	8.6	56,123	4.0	70,153	5.0
Tier 1 Risk-Based Capital Level (2) :
MutualFirst Consolidated	$116,239	11.8%	$39,468	4.0%	$59,201	6.0%
MutualBank	120,266	12.2	39,431	4.0	59,147	6.0
Total Risk-Based Capital Level (3) :
MutualFirst Consolidated	$128,867	13.0%	$78,935	8.0%	$98,669	10.0%
MutualBank	132,600	13.5	78,863	8.0	98,578	10.0

(1) Tier 1 Capital to Average Total Assets of $1.4 billion for the Bank and $1.4 billion for the Company at September 30, 2014

(2) Tier 1 Capital to Risk-Weighted Assets of $986 million for the Bank and $987 million for the Company at September 30, 2014.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin and improve earnings. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term, fixed-rate loans in our portfolio, during the first nine months of 2014 we sold in the secondary market $36.5 million of fixed rate mortgages, primarily one- to four-family mortgage loans with a term to maturity of 15 years or greater.

The following chart reflects the Bank’s percentage change in net income and capital assuming the most severe movement in interest rates as an immediate parallel rate shock in a range from down 100 basis points to up 400 basis points as of September 30, 2014.

	Percentage Change in
	Net Interest Income	Capital
Rate Shock:
Up 400 basis points	(34.3)%	(32.2)%
Up 300 basis points	(24.8)%	(23.6)%
Up 200 basis points	(15.7)%	(13.9)%
Up 100 basis points	(7.4)%	(4.8)%
Down 100 basis points	1.5%	(2.9)%

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

	Percentage Change in
	Net Interest Income	Capital
Rate Shock:
Up 400 basis points	(10.5)%	6.8%
Up 300 basis points	(6.9)%	6.9%
Up 200 basis points	(3.6)%	7.5%
Up 100 basis points	(1.1)%	6.6%
Down 100 basis points	(0.4)%	(5.3)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and (as defined in sec Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures as of September 30, 2014, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 10, 2014	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: November 10, 2014	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

101	Financial Statements from the Company’s Form 10-Q for the three months ended September 30, 2014 and year ended December 31, 2013, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of September 30, 2014 and 2013; (ii) Consolidated Condensed Statements of Income for the Three Months Ended September 30, 2014 and 2013; (iii) Consolidated Condensed Statement of Stockholders’ Equity for the Period Ended September 30, 2014; (iv) Consolidated Condensed Statements of Cash Flows for the Three Months Ended September 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements Three Months Ended September 30, 2014 and 2013, as follows:
101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Labels Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

