Form 10-K
period 2014-12-31
MUTUALFIRST FINANCIAL INC
filed 2015-03-13
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock on the Nasdaq Global Market as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $109.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of March 11, 2015, there were 7,347,702 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 PART III of Form 10-K-Portions of registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders.

MutualFirst Financial, Inc.

Form 10-K Annual Report for the Year Ended December 31, 2014

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

At December 31, 2014, we had total assets of $1.4 billion, loans of $1.0 billion, deposits of $1.1 billion and stockholders’ equity of $127.5 million. Our executive offices are located at 110 E. Charles Street, Muncie, Indiana 47305-2400. Our common stock is traded on the Nasdaq Global Market under the symbol “MFSF.” For more general information about our business, and other 2014 material transactions and results, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Overview and Significant Events in 2014.”

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

Market Area

We are a community-oriented bank offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Muncie, Indiana and offer our financial services through 30 full service retail financial center offices in Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties. MutualBank also has trust offices in Carmel and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. Mutual has a subsidiary, Summit Mortgage, Inc., that operates a mortgage banking firm in Ft. Wayne, Indiana. In addition, we originate residential mortgage and commercial loans in the counties contiguous to those counties. We also originate indirect consumer loans throughout Indiana and contiguous states as described in “Lending Activities - Other Consumer Lending.”

The market areas where MutualBank operates in Indiana have historically experienced an unemployment rate that has exceeded the federal and state unemployment rates, though that difference was reduced in 2014 to below the state rates. At the end of 2014, the unemployment rate (not seasonally adjusted) was 5.4% at the federal level and 5.8% at the state level, compared to 6.5% and 6.3% at the end of 2013 at the federal and state level, respectively. Our footprint had an unemployment rate of 5.7% and 6.9% at year-end 2014 and 2013, respectively. Our markets are experiencing new jobs in the aerospace industry, and jobs in the auto and recreational vehicles industry have improved since the beginning of the recession. During 2014, improvements in local home values, unemployment and the local economy resulted in increasing levels of home sales and residential mortgage activity. Economic forecasts for 2015 include continuing, but not significant, improvement in unemployment and the overall economy in our footprint markets.

Competition

We face strong competition from other banks, credit unions, mortgage bankers and finance companies in originating commercial, real estate and other loans and in attracting deposits. Our wealth management division faces strong competition from other banks, brokerage firms, financial advisers and trust companies. We attract deposits primarily through our branch network. Competition for deposits comes principally from local banks and credit unions, but also comes from the availability of other investment opportunities, including mutual funds. We compete for deposits by offering superior service and a variety of deposit accounts at competitive rates. We also offer alternative investment products through a broker/dealer.

Internet Website and Information

The Company maintains a website at www.bankwithmutual.com - “About Us – Investor Relations.” The information contained on that website is not included as part of or incorporated by reference into this Form 10-K. The Company’s filings with the SEC are available on that website and also are available on the SEC website at sec.gov - “Search for Company Filings.”

Lending Activities

General. Our loans carry either a fixed- or an adjustable-rate of interest. At December 31, 2014, our net loan portfolio totaled $1.0 billion, which constituted 70.9% of our total assets. Our loan portfolio increased by 4.3% in 2014, primarily due to increased commercial construction and development, commercial and industrial, and consumer loans including open end and junior loans; however, that increase was slightly offset by a decrease in commercial real estate and consumer first mortgage loans.

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

Major loan customers. At December 31, 2014, the maximum amount that we could lend to any one borrower and the borrower’s related entities was approximately $20.5 million. At December 31, 2014, our five largest lending relationships were with commercial borrowers and public entities and constituted an aggregate of $24.9 million in loans outstanding and $50.9 million, or 4.9%, of our $1.0 billion gross loan portfolio in loans and commitments. As of December 31, 2014, our largest lending relationship to a single borrower or group of related borrowers consisted of one loan with a total commitment of $12.2 million, with no outstanding balance at year-end. The loan in this relationship is secured by commercial real estate.

Our next four largest relationships consist of $11.3 million in loans and commitments with $2.7 million outstanding which is secured primarily by bonds; $11.0 million in loans and commitments with $7.9 million outstanding which is secured by commercial real estate; $9.7 million in loans and commitments with $7.6 million outstanding which is secured primarily by commercial business assets; and $6.7 million in loans and commitments issued and outstanding which is secured primarily by commercial real estate. As of December 31, 2014, all loans within these relationships were performing as agreed.

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate
Commercial	$198,019	19.25%	$200,817	20.24%	$203,613	20.45%	$197,390	21.42%	$199,517	19.75%
Commercial construction and development	33,102	3.22	13,321	1.34	17,462	1.75	20,831	2.26	49,803	4.92
Consumer closed end first mortgage	523,203 (1)	50.87	533,160 (2)	53.74	533,527 (3)	53.58	451,117 (4)	48.95	481,789 (5)	47.69
Consumer open end and junior liens	71,073	6.91	69,354	6.99	74,714	7.50	82,164	8.91	90,279	8.94
Total real estate loans	825,397	80.25	816,652	82.31	829,316	83.28	751,502	81.54	821,388	81.30

Other loans
Consumer loans
Auto	14,712	1.43	14,856	1.50	15,572	1.57	15,203	1.65	16,047	1.59
Boat/RV	94,761	9.21	79,419	8.01	76,416	7.68	83,557	9.07	102,015	10.10
Other	5,184	0.51	5,766	0.58	6,598	0.66	6,760	0.73	6,157	0.61
Total consumer other	114,657	11.15	100,041	10.09	98,586	9.91	105,520	11.45	124,219	12.30
Commercial and industrial	88,474	8.60	75,402	7.60	67,773	6.81	64,628	7.01	64,611	6.40
Total other loans	203,131	19.75	175,443	17.69	166,359	16.72	170,148	18.46	188,830	18.70

Total loans receivable, gross	1,028,528	100.00%	992,095	100.00%	995,675	100.00%	921,650	100.00%	1,010,218	100.00%

Undisbursed loans in process	(9,285)		(13,346)		(7,418)		(5,352)		(7,212)
Unamortized deferred loan costs, net	3,583		2,517		2,432		2,418		2,750
Allowance for loan losses	(13,168)		(13,412)		(16,038)		(16,815)		(16,372)
Total loans receivable, net	$1,009,658		$967,854		$974,651		$901,901		$989,384

(1) Includes loans held for sale of $6.1 million.

(2) Includes loans held for sale of $1.9 million.

(3) Includes loans held for sale of $5.1 million.

(4) Includes loans held for sale of $1.4 million.

(5) Includes loans held for sale of $10.5 million.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-Rate Loans
Real estate
Commercial	$85,230	8.29%	$88,031	8.87%	$118,828	11.93%	$114,615	12.44%	$114,806	11.36%
Commercial construction and development	3,941	0.38	2,833	0.29	3,673	0.37	2,518	0.27	11,982	1.19
Consumer closed end first mortgage	392,441 (1)	38.16	398,541 (2)	40.17	387,353 (3)	38.90	272,988 (4)	29.62	284,069 (5)	28.12
Consumer open end and junior liens	19,479	1.89	22,990	2.32	27,832	2.80	36,661	3.97	45,161	4.47
Total real estate loans	501,091	48.72	512,395	51.65	537,686	54.00	426,782	46.30	456,018	45.14

Consumer	112,295	10.92	97,422	9.82	95,448	9.59	103,356	11.22	122,301	12.11
Commercial and industrial	43,378	4.22	32,369	3.26	30,321	3.04	24,195	2.63	27,999	2.77
Total fixed-rate loans	656,764	63.86	642,186	64.73	663,455	66.63	554,333	60.15	606,318	60.02

Adjustable-Rate Loans
Real estate
Commercial	112,789	10.97	112,786	11.37	84,785	8.52	82,775	8.98	84,711	8.39
Commercial construction and development	29,161	2.83	10,488	1.06	13,789	1.38	18,313	1.99	37,821	3.74
Consumer closed end first mortgage	130,762	12.71	134,619	13.57	146,174	14.68	178,129	19.33	197,720	19.57
Consumer open end and junior liens	51,594	5.02	46,364	4.67	46,882	4.71	45,503	4.94	45,118	4.47
Total real estate loans	324,306	31.53	304,257	30.67	291,630	29.29	324,720	35.24	365,370	36.17

Consumer	2,362	0.23	2,619	0.26	3,138	0.32	2,164	0.23	1,918	0.19
Commercial and industrial	45,096	4.38	43,033	4.34	37,452	3.76	40,433	4.38	36,612	3.62
Total adjustable-rate loans	371,764	36.14	349,909	35.27	332,220	33.37	367,317	39.85	403,900	39.98

Total loans receivable, gross	1,028,528	100.00%	992,095	100.00%	995,675	100.00%	921,650	100.00%	1,010,218	100.00%

Undisbursed loans in process	(9,285)		(13,346)		(7,418)		(5,352)		(7,212)
Unamortized deferred loan costs, net	3,583		2,517		2,432		2,418		2,750
Allowance for loan losses	(13,168)		(13,412)		(16,038)		(16,815)		(16,372)
Total loans receivable, net	$1,009,658		$967,854		$974,651		$901,901		$989,384

(1) Includes loans held for sale of $6.1 million.

(2) Includes loans held for sale of $1.9 million.

(3) Includes loans held for sale of $5.1 million.

(4) Includes loans held for sale of $1.4 million.

(5) Includes loans held for sale of $10.5 million.

The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2014. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The total amount of loans due after December 31, 2015 that have predetermined interest rates is $629.2 million, and the total amount of loans due after such date which have floating or adjustable interest rates is $310.6 million. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Consumer Closed End First Mortgage(1)		Consumer Open End and Junior Liens		Commercial		Construction and Development		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During Years
Ending December 31,
2015(2)	$2,737	4.42%	$839	6.00%	$18,818	5.13%	$15,849	0.98%	$2,883	6.90%	$41,438	3.49%	$82,564	3.56%
2016	825	5.56	998	6.08	15,466	4.81	616	3.65	2,542	6.61	3,366	4.84	23,813	5.06
2017	2,262	4.62	837	6.76	18,661	4.76	505	1.22	4,934	5.74	5,236	4.69	32,435	4.88
2018 and 2019	9,153	4.48	2,536	6.49	37,674	4.62	1,149	9.48	15,773	5.42	25,767	4.20	92,052	4.74
2020 and 2021	17,111	3.85	3,400	6.69	6,537	5.27	1,237	8.81	12,514	6.76	5,828	4.40	46,627	5.24
2022 to 2036	322,752	3.67	62,463	4.02	98,980	4.54	13,746	3.41	76,011	6.14	6,789	4.59	580,741	4.18
2037 and following	162,223	4.19	-	-	1,883	4.65	-	-	-	-	50	3.25	164,156	4.19
Total	$517,063	3.86%	$71,073	4.32%	$198,019	4.68%	$33,102	2.63%	$114,657	6.12%	$88,474	3.96%	$1,022,388	4.28%

(1) Does not include mortgage loans held for sale.

(2) Includes demand loans, loans having no stated maturity and overdraft loans.

Consumer Closed End First Mortgages. We originate loans secured by first mortgages on owner-occupied, one- to four-family residences in our market areas for purchase, refinance, home equity and construction purposes. At December 31, 2014, these loans totaled $523.2 million, or 50.9% of our gross loan portfolio.

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

We originate consumer first mortgage one- to four-family loans on either a fixed- or adjustable-rate basis, and generally maintain a tax or insurance escrow account for these loans. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with the secondary market and other local financial institutions and are consistent with our internal needs. Adjustable-rate mortgage or ARM loans are offered with initial fixed rate terms between one and 10 years. After the initial period, the interest rate for each ARM loan adjusts annually for the remainder of the term of the loan using a margin over the standard one-year treasury index. During fiscal 2014, we originated $17.7 million of one- to four-family ARM loans and $86.8 million of one- to four-family fixed-rate mortgage loans. By way of comparison, during fiscal 2013, we originated $15.9 million of one- to four-family ARM loans and $140.9 million of one- to four-family fixed-rate mortgage loans.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years and are generally fully amortizing, with payments due monthly. A majority of loans with fixed-rate maturities in excess of 15 years are sold on the secondary market. Some loans are retained if their terms meet current portfolio needs consistent with balance sheet objectives. These retained loans normally remain outstanding, however, for a substantially shorter period of time because of home sales, refinancing and other prepayments. A significant change in interest rates could alter considerably the average life of a residential loan in our portfolio. Our one- to four-family loans are generally not assumable, do not contain prepayment penalties and do not permit negative amortization of principal. Most are written using underwriting guidelines that make them readily saleable in the secondary market. At December 31, 2014, our fixed-rate one- to four-family mortgage loan portfolio totaled $392.4 million, or 38.2% of our gross loan portfolio.

Our one- to four-family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years, with payments due monthly. Our ARM loans generally provide for specific minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment on the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds. In order to remain competitive in our market areas, we sometimes originate ARM loans at initial rates below the fully indexed rate. ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s required payments increase, which may increase the potential for default. Our payment history for ARM loans has not been substantially different from fixed rate loans. See “Asset Quality - Non-performing Assets” and “Classified Assets.” At December 31, 2014, our one- to four-family ARM loan portfolio totaled $130.8 million, or 12.7% of our gross loan portfolio.

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

Consumer Open End and Junior Liens. At December 31, 2014, our consumer loans on residential properties, including home equity lines of credit and subordinate home improvement loans, totaled $71.1 million, or 6.9% of our gross loan portfolio. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. The term to maturity on our home equity and home improvement loans may be up to 15 years. Most home equity lines of credit have a maximum term to maturity of 20 years and require a minimum monthly payment based on the outstanding loan balance per month, which amount may be re-borrowed at any time. A limited number of home equity lines of credit are approved with monthly payments of accrued interest only. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate (CRE) loans for acquisition and renovation. These loans are secured by the real estate and improvements financed, and the collateral ranges from industrial and commercial buildings to churches, office buildings and multi-family housing complexes. We also have a limited amount of farm loans. At December 31, 2014, multi-family and commercial real estate loans totaled $198.0 million, or 19.3% of our gross loan portfolio.

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

Existing residential development loans are typically provided on property located within our market areas and are granted to developers and builders with previous borrowing experience with MutualBank. Financing of a development may include funding of land acquisition and development costs for lots as well as individual construction loans for speculative or pre-sold homes. New activity in residential development and construction lending has been limited by economic conditions for the past several years. We also provide construction-permanent financing for owner-occupied commercial properties for our business customers in our market areas as well as some income-producing property to established borrowers. We have a limited number of commercial real estate development loans. At December 31, 2014, we had $33.1 million in construction and development loans outstanding, representing 3.2% of our gross loan portfolio.

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

Because of the uncertainties inherent in estimating construction and development costs and the market for the project upon completion, there is risk inherent in the accuracy of estimated total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. These loans also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. Economic conditions in our market areas over the past few years could cause borrowers to be unable to repay development loans due to reduced ability to market the properties consistent with original pro-forma estimates. However, we have seen stabilization in our markets in 2014 which is reflected in the decrease in non-performing assets.

Other Consumer Lending. Consumer loans generally have shorter terms to maturity and carry higher rates of interest than residential mortgage loans. This reduces our exposure to interest rate risk on these loans. In addition, consumer loan products help to expand and create stronger ties to our customer base by increasing the number of customer relationships and providing cross-marketing opportunities. We offer a variety of secured consumer loans, including auto, boat and recreational vehicle loans, and loans secured by savings deposits. We also offer credit cards and unsecured consumer loans. We originate consumer loans both in our market area through our financial centers and throughout Indiana as well as making consumer loans to customers residing in contiguous states through our indirect lending program. We employ credit scoring models for all consumer loan applications. These models evaluate credit and application attributes, with a review of the borrower’s employment and credit history and an assessment of the borrower’s ability to repay the loan. Consumer loans may entail greater risk than one- to four-family residential mortgage loans, especially consumer loans secured by rapidly depreciable assets, such as automobiles, boats and recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by economic downturn, job loss, divorce, illness or personal bankruptcy. At December 31, 2014, our consumer loan portfolio totaled $114.7 million, or 11.2% of our gross loan portfolio.

At December 31, 2014, auto loans totaled $14.7 million, or 1.4% of our gross loan portfolio. Auto loans may be written for up to six years and usually have a fixed rate of interest. Loan-to-value ratios are up to 100% of the MSRP or 120% of invoice for new autos and 110% of value on used cars, based on valuation from official used car guides. Loans for boats and recreational vehicles totaled $94.8 million at December 31, 2014, or 9.2% of our gross loan portfolio. Approximately $90.8 million of other consumer loans at December 31, 2014 had been originated indirectly through dealers and retailers. We generally buy indirect auto loans on a rate basis, paying the dealer a cash payment for loans with an interest rate in excess of the rate we require. This premium is amortized over the remaining life of the loan. As specified in written agreements with these dealers, prepayments or delinquencies are charged to future amounts owed to that dealer, with no dealer reserve or other guarantee of payment if the dealer stops doing business with us.

Commercial Business Lending. At December 31, 2014, commercial business loans totaled $88.5 million, or 8.6% of our gross loan portfolio. Most of our commercial business loans have been extended to finance businesses in our market area. Credit accommodations extended include lines of credit for working capital needs, term loans to purchase capital goods and real estate, development lending to foster residential, business and community growth and agricultural lending for inventory and equipment financing.

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

Loan Originations, Purchases, Sales and Repayments. We originate loans through referrals from real estate brokers and builders, our marketing efforts, our existing and walk-in customers, and through our subsidiary, Summit Mortgage, Inc. Historically, we have originated many of our non-real estate consumer loans through relationships with dealerships. While we originate adjustable-rate and fixed-rate loans, our ability to originate loans depends upon customer demand for loans in our market areas. Demand is affected by local competition and the interest rate environment. During the last several years, due to low market rates of interest, our dollar volume of fixed-rate, one- to four-family loans has exceeded the dollar volume of the same type of adjustable-rate loans. As part of our interest rate risk management efforts, we have from time to time sold our fixed rate, one- to four-family residential loans. We have occasionally purchased adjustable rate one- to four-family residential and commercial real estate loans.

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

During the year ended December 31, 2014, we sold $62.8 million of one- to four-family mortgage loans on the secondary market to FHLMC and Federal Home Loan Bank of Indianapolis (“FHLBI”). As part of our interest rate risk management, the Company chose to sell these loans and recognized a gain on sale of $1.9 million.

The following table shows our loan origination, purchase, sale and repayment activities for the years indicated.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Originations by type
Adjustable rate
Real estate
Commercial	$19,047	13,980	15,823
Commercial construction and development	798	-	1,146
Consumer closed end first mortgage	18,222	15,876	5,475
Consumer open end and junior liens	14,556	11,861	11,291
Non-real-estate
Consumer	40	271	312
Commercial and industrial	2,719	3,602	2,964
Total adjustable-rate	55,382	45,590	37,011
Fixed Rate
Real estate
Commercial	9,998	8,454	22,215
Commercial construction and development	697	931	1,438
Consumer closed end first mortgage	114,212	140,863	209,695
Consumer open end and junior liens	2,884	4,023	4,783
Non-real-estate
Consumer	49,062	36,091	27,765
Commercial and industrial	15,985	6,677	10,664
Total fixed-rate	192,838	197,039	276,560
Total loans originated	248,220	242,629	313,571

Purchases
Real estate
Consumer closed end first mortgage	1,653	-	-
Total loans purchased	1,653	-	-

Total additions	249,873	242,629	313,571

Sales and Repayments
Sales
Real estate
Consumer closed end first mortgage	62,765	70,541	45,264
Total loans sold	62,765	70,541	45,264

Principal repayments	146,368	177,426	191,541

Total reductions	209,133	247,967	236,805

Increase (decrease) in other items, net	(3,188)	1,758	(7,681)

Net increase (decrease)	$37,552	$(3,580)	$69,085

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

Delinquent Loans. The following table sets forth, as of December 31, 2014, the amounts and categories of delinquent loans that were still accruing interest.

	Accruing Loans Delinquent For
	30 to 59 Days	60 to 89 Days
	(Dollars in thousands)
Real estate
Commercial	$1,308	$705
Commercial construction and development	-	-
Consumer closed end first mortgage	7,782	973
Consumer open end and junior liens	540	51
Consumer loans	910	128
Commercial and industrial	1,066	176
Total	$11,606	$2,033
Total as a percent of total loans	1.1%	0.2%

Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated. Generally, loans are placed on non-accrual status when the loan becomes more than 90 days delinquent or sooner when collection of interest becomes doubtful. At December 31, 2014, we had troubled debt restructurings totaling $6.8 million, $2.2 million of which were included in non-accruing loans. Troubled debt restructurings involve forgiving a portion of interest or principal or making other adjustments to assist a borrower who is unable to meet the original terms of the loan. These restructurings are included in non-accruing loans until they perform according to the modified terms for six months. Then, if continued payments under the modified terms are deemed probable, and it is anticipated all principal will be recovered, they are removed from non-accrual status. Foreclosed assets owned include assets acquired in settlement of loans.

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accruing loans(1):
Commercial real estate	$2,023	$1,349	$2,450	$7,592	$6,040
Commercial construction and development	209	1,103	5,989	9,314	7,399
Consumer closed end first mortgage	3,499	4,057	11,030	10,433	12,781
Consumer open end and junior liens	658	421	1,396	1,087	1,862
Total real estate loans	6,389	6,930	20,865	28,426	28,082

Other loans:
Total consumer other	218	361	1,230	1,125	1,082
Commercial and industrial	605	1,109	1,315	1,160	1,019
Total other loans	823	1,470	2,545	2,285	2,101
Total non-accruing loans	7,212	8,400	23,410	30,711	30,183

Accruing loans delinquent 90 days or more:
Consumer closed end first mortgage	226	175	177	1,127	1,449
Consumer open end and junior liens	-	13	96	-	97
Total	226	188	273	1,127	1,546

Total nonperforming loans	7,438	8,588	23,683	31,838	31,729

Foreclosed assets:
Real estate:
Commercial real estate	1,366	2,477	1,138	2,003	2,288
Construction and development	34	1,699	50	97	97
Consumer closed end first mortgage	1,429	3,974	5,757	4,426	2,645
Other loans:
Other Consumer	476	283	755	849	1,078
Commercial business	-	-	-	17	19
Total foreclosed assets	3,305	8,433	7,700	7,392	6,127

Non-performing investments	-	-	-	-	-

Total non-performing assets	$10,743	$17,021	$31,383	$39,230	$37,856
Total as a percentage of total assets	0.75%	1.22%	2.21%	2.75%	2.69%

(1) Includes non-performing troubled debt restructurings.

For the year ended December 31, 2014, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $350,000. The amount included in interest income on these loans for the year ended December 31, 2014, was $249,000.

See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition at December 31, 2014 Compared to December 31, 2013 - Delinquencies and Non-performing Assets” for more information on our nonperforming assets.

Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 2014, there was an aggregate of $5.7 million of loans with respect to which known information about the possible credit problems of the borrowers has caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the non-performing asset categories. These loans have been considered in management’s determination of the adequacy of our allowance for loan losses. Management reviews each of these relationships at least quarterly to determine if further downgrades and specific loan allocations are prudent. Included in the $5.7 million above are 13 commercial real estate loans totaling $4.9 million, two construction and development loans totaling $659,000, and six commercial business loans totaling $91,000.

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

On the basis of management’s review, at December 31, 2014, we had classified $26.2 million of the Bank’s assets as substandard or doubtful; including $2.9 million in substandard investments, $3.3 million in other real estate owned and repossessed assets, $19.6 million in substandard loans, and $441,000 in doubtful loans. The total amount classified represented 20.6% of our stockholders’ equity and 1.8% of our assets at December 31, 2014, compared to 31.4% and 2.5%, respectively, at December 31, 2013.

Provision for Loan Losses. We recorded a provision for loan losses during the year ended December 31, 2014 of $850,000, compared to $1.3 million for the year ended December 31, 2013 and $6.0 million for the year ended December 31, 2012. The provision for loan losses decreased in 2014 due to decreases in our non-performing and troubled loans, which warranted a decrease in our allowance for loan losses. Net charge-offs decreased to $1.1 million in 2014 compared to $3.9 million in 2013. The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Allowance for Loan Losses.”

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

At December 31, 2014, our allowance for loan losses was $13.2 million, or 1.3% of the total loan portfolio, and approximately 177.0% of total non-performing loans. Our allowance for loan losses balance decreased 1.8% from December 31, 2013. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that are susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.

The following table sets forth an analysis of our allowance for loan losses.

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$13,412	$16,038	$16,815	$16,372	$16,414

Charge-offs:
Commercial	289	2,713	4,493	8,260	1,752
Mortgage	572	886	1,901	3,432	3,345
Consumer	1,021	940	1,608	2,126	3,195
Total charge-offs	1,882	4,539	8,002	13,818	8,292

Recoveries:
Commercial	499	69	586	146	93
Mortgage	31	273	239	274	298
Consumer	258	271	375	741	809
Total recoveries	788	613	1,200	1,161	1,200

Net charge-offs	1,094	3,926	6,802	12,657	7,092
Provisions charged to operations	850	1,300	6,025	13,100	7,050
Balance at end of period	$13,168	$13,412	$16,038	$16,815	$16,372

Ratio of net charge-offs during the period to average loans outstanding during the period	0.11%	0.40%	0.71%	1.31%	0.69%

Allowance as a percentage of non-performing loans	177.04%	156.15%	67.72%	52.81%	51.60%

Allowance as a percentage of total loans (end of period)	1.30%	1.37%	1.63%	1.83%	1.64%

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

Although the Bank has not had a trading portfolio in recent history, we are permitted by the Board of Directors to have a trading portfolio of up to $5.0 million and to trade up to $2.0 million in these securities at any one time. At December 31, 2014, however, we did not have a trading portfolio. See Note 4 of the Notes to Consolidated Financial Statements contained in Item 8.

A majority of MutualBank’s investment portfolio is under the management of its wholly owned subsidiary, Mutual Federal Investment Company. Mutual Federal Investment Company, a Nevada corporation, holds, services, manages and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to Mutual Federal Investment Company. Mutual Federal Investment Company’s investment policy, for the most part, mirrors that of the Bank. Mutual Federal Investment Company has hired a third party investment advisor to manage its securities portfolio, subject to the oversight of their Board of Directors. At December 31, 2014, MutualBank had $260.8 million in consolidated investment securities. The portfolio is comprised of available for sale securities. At that date, Mutual Federal Investment Company managed $231.8 million of the total available for sale portfolio.

The following table sets forth the composition of our investment and mortgage-related securities portfolio and our other investments at the dates indicated. As of December 31, 2014, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$110,452	$113,290	$104,006	$103,517	$121,260	$126,375
Collateralized mortgage obligations	97,325	97,759	108,305	107,578	114,782	118,235
Federal agencies	4	4	5,005	4,774	13,008	13,014
Municipal obligations	27,246	29,252	27,357	27,338	3,129	3,264
Corporate obligations	21,763	20,501	24,648	21,141	24,147	20,309
Total investment securities held for sale	256,790	260,806	269,321	264,348	276,326	281,197

Investment in limited partnerships	1,582	N/A	2,092	N/A	2,603	N/A
Federal Home Loan Bank stock	11,964	N/A	14,391	N/A	14,391	N/A
Total investments	$270,336	$260,806	$285,804	$264,348	$293,320	$281,197

The following table indicates, as of December 31, 2014, the composition and maturities of our investment securities, excluding Federal Home Loan Bank (“FHLB”) stock.

	Due In
	Less Than 1 year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Amortized	Amortized	Amortized	Amortized	Amortized	Fair
	Cost	Cost	Cost	Cost	Cost	Value
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$-	$7	$9,637	$100,808	$110,452	$113,290
Collateralized mortgage obligations	-	-	-	97,325	97,325	97,759
Federal agencies	-	4	-	-	4	4
Municipal obligations	-	638	1,777	24,831	27,246	29,252
Corporate obligations	-	8,962	9,000	3,801	21,763	20,501
	$-	$9,611	$20,414	$226,765	$256,790	$260,806

Weighted average yield	-%	1.21%	2.54%	2.70%	2.63%

MutualBank routinely conducts reviews to identify and evaluate each investment security to determine if any other-than-temporary impairment (“OTTI”) has occurred. During the years ended December 31, 2014, 2013 and 2012 we did not recognize any OTTI on our investments. In 2014, the Bank sold six of the securities with previously recorded OTTI. Only one security in the portfolio continues to be deemed impaired as of December 31, 2014. The remaining two trust preferred securities were priced using a discounted cash flow analysis as of December 31, 2014.

Pooled Trust Preferred Securities. The Company has invested in pooled trust preferred securities. At December 31, 2014, the current par balance of our pooled trust preferred securities was $3.8 million. The original par value of these securities was $4.0 million prior to the OTTI write-downs in 2011 and earlier, based on valuations by a third party. OTTI taken on trust preferred securities prior to 2014 was the result of deterioration in the performance of the underlying collateral. The deterioration was the result of increased defaults and deferrals of dividend payments in the current year, creating credit impairment along with weakening financial performance of performing collateral, increasing the risk of future deferrals of dividends and defaults. No additional OTTI was determined in 2014. All pooled trust preferred securities owned by the Bank are exempt from the Volcker Rule.

The following table provides additional information related to the Bank’s investment in trust preferred securities as of December 31, 2014.

Deal Name	Class	Original Par	Book Value	Fair Value	Unrealized gain (loss)	Realized Losses 2014	Lowest Ratings	Number of Banks / Insurance Cos. Currently Performing	Total Number of Banks and Insurance Cos. In Issuance (Unique)	Actual Deferrals/ Defaults (as a % of original collateral)	Total Projected Defaults (as a % of performing collateral) (1)	Excess subordination (after taking into account best estimate of future deferrals/ defaults) (2)
	(Dollars in Thousands)
Alesco Preferred Funding IX	BB+	$1,000	$910	$547	$(363)	$-	CCC-	42	51	10.04%	12.95%	55.14%
U.S. Capital Funding I	B3	3,000	2,891	1,975	(916)	-	Caa1	28	33	9.44%	7.02%	10.33%
		$4,000	$3,801	$2,522	$(1,279)	$-

(1)	A 10% recovery is applied to all projected defaults by depository institutions. A 15% recovery is applied to all projected defaults by insurance companies. No recovery is applied to current defaults.
(2)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

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

A low-and-moderate income housing project qualifies for certain federal income tax credits if it is a residential rental property, the units are used on a non-transient basis, and at least 20% of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% or less of the area median gross income. Qualified low-income housing projects generally must comply with these and other rules for 15 years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitation for use as a general business credit, but no basis reduction is required for any portion of the tax credit claimed. As of December 31, 2014, at least 91.7% of the units in the Pedcor Projects were occupied, and all of the tenants met the income test required for the tax credits. One of the eight projects continues to provide tax credits to the Bank.

We received tax credits totaling $107,000 for the year ended December 31, 2014, $159,000 for the year ended December 31, 2013 and $283,000 for the year ended December 31, 2012 from the Pedcor Projects. The Pedcor Projects continue to incur operating losses. We have accounted for our investments in the Pedcor Projects on the equity method. Accordingly, we have recorded our share of these losses as reductions to MutualBank’s investments in the Pedcor Projects. Of the eight investments in Pedcor projects, the Bank has written three projects down to zero and received tax credits on three projects.

The following summarizes MutualBank’s equity in the Pedcor Projects’ losses and tax credits recognized in our consolidated financial statements.

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Investments in Pedcor low income housing projects	$1,582	$2,092	$2,603

Equity in income (losses), net of income tax effect	$(337)	$(299)	$(329)
Tax credit	107	159	283
Increase (decrease) in after-tax income from Pedcor Investments	$(230)	$(140)	$(46)

See Note 8 of the Notes to Consolidated Financial Statements contained in Item 8 for additional information regarding our limited partnership investments.

Sources of Funds

General. Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits. We offer deposit accounts to consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market areas as well as online through our internet banking product. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. Occasionally we will accept brokered deposits from a broker but only if no fee is paid. At December 31, 2014, our brokered deposits totaled $27.2 million, or 2.5% of total deposits, with an average interest rate of 1.58% and a 2.6 year weighted-average maturity.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition. The variety of our deposit accounts has allowed us to be competitive in obtaining funds and to respond to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have continued to deposit in short-term products while rates remain low. We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, we believe that our deposits are relatively stable sources of funds. Our ability to attract and maintain these deposits and the rates paid on those deposits has been and will continue to be affected significantly by economic and market conditions.

The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2014, we were in compliance with these reserve requirements.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	December 31,
	2014		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transactions and savings deposits:
Noninterest bearing accounts	$154,178	14.28%	$144,195	12.95%	$138,269	11.68%
Savings accounts	124,051	11.49	119,380	10.73	110,211	9.31
Interest-bearing NOW and demand accounts	253,042	23.44	262,114	23.55	259,220	21.89
Money market accounts	146,847	13.61	115,600	10.39	98,366	8.31
Total non-certificates	678,118	62.82	641,289	57.62	606,066	51.19

Certificates:
0.00 -1.99%	331,742	30.74	346,430	31.12	359,631	30.37
2.00 -3.99%	69,406	6.43	119,678	10.75	184,403	15.57
4.00 -5.99%	54	0.01	5,687	0.51	33,909	2.86
Total certificates	401,202	37.18	471,795	42.38	577,943	48.81
Total deposits	$1,079,320	100.00%	$1,113,084	100.00%	$1,184,009	100.00%
27

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2014.

	0.00 - 1.99%	2.00 - 3.99%	4.00 - 5.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2015	$43,485	$9,052	$-	$52,537	13.08%
June 30, 2015	40,066	14,542	-	54,608	13.61
September 30, 2015	39,919	16,917	-	56,836	14.17
December 31, 2015	18,477	1,809	-	20,286	5.06
March 31, 2016	11,805	3,204	-	15,009	3.74
June 30, 2016	25,366	3,769	-	29,135	7.26
September 30, 2016	6,148	3,745	50	9,943	2.48
December 31, 2016	22,855	279	-	23,134	5.77
March 31, 2017	12,415	298	-	12,713	3.17
June 30, 2017	15,760	3,041	4	18,805	4.69
September 30, 2017	9,868	3,843	-	13,711	3.42
December 31, 2017	8,811	1,941	-	10,752	2.68
Thereafter	76,767	6,966	-	83,733	20.87
Total	$331,742	$69,406	$54	$401,202	100.00%

Percent of total	82.69%	17.30%	0.01%	100.00%

The following table indicates, as of December 31, 2014, the amount of our certificates of deposit and other deposits by time remaining until maturity.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates of deposit less than $100,000	$31,676	$34,013	$49,831	$120,750	$236,270
Certificates of deposit of $100,000 or more	20,480	12,533	26,761	94,991	154,765
Public Funds (1)	381	8,062	530	1,194	10,167
Total Certificates of deposit	$52,537	$54,608	$77,122	$216,935	$401,202

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

We may obtain advances from the FHLB of Indianapolis upon the pledging of certain collateral. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2014 we had $192.4 million in FHLB advances outstanding. Based on current collateral levels, we could borrow an additional $105.9 million from the FHLB at prevailing interest rates. In order to have access to FHLB advances, we are required to own stock in the FHLB of Indianapolis. At December 31, 2014, we had $12.0 million in that stock.

In 2013, the Company borrowed $7.6 million from First Tennessee Bank, N.A. to refinance existing long-term debt. The loan was originated at a variable rate of LIBOR plus 2.80%; however the Company entered into an interest rate swap that fixed the rate of the note at 3.92%. The balance of the loan at December 31, 2014 was $6.1 million and matures in December 2017.

We also are authorized to borrow from the Federal Reserve Bank of Chicago’s “discount window.” We have never borrowed from the Federal Reserve Bank and currently do not have any assets pledged to them for borrowing.

The Bank also has two fed fund lines totaling $15 million. There was no outstanding balance on either of these lines as of December 31, 2014.

The Company acquired $5.0 million of issuer trust preferred securities in the 2008 acquisition of another financial institution. The net balance of these securities as of December 31, 2014 was $4.1 million due to the purchase accounting adjustment made at the time of the acquisition. The securities bore a fixed rate of interest of 6.22% for the first five years, resetting quarterly thereafter at the prevailing three-month LIBOR rate plus 170 basis points. In December 2009, the Company entered into a cash flow hedge with FTN Financial to fix the floating portion of the issued trust preferred security at 5.15% for the next five years starting on September 15, 2010. The Company has had the right to redeem the trust preferred securities, in whole or in part, without penalty, since September 15, 2010. These securities mature on September 15, 2035.

The following table sets forth, for the years indicated, the maximum month-end balance and average balance of FHLB advances and other borrowings.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Maximum Balance:
FHLB advances	$192,442	$142,928	$136,671
Other borrowings	11,830	12,589	12,417

Average Balance:
FHLB advances	$164,398	$95,654	$107,580
Other borrowings	11,509	12,268	12,077

The following table sets forth certain information as to our borrowings at the dates indicated.

	December 31,
	2014	2013	2012
	(Dollars in thousands)
FHLB advances	$192,442	$142,928	$74,675
Other borrowings	10,174	10,890	11,606
Total borrowings	$202,616	$153,818	$86,281

Weighted average interest rate of FHLB advances	1.36%	1.25%	1.30%
Weighted average interest rate of other borrowings(1)	4.41%	4.38%	5.64%

(1) Our other borrowings include a term loan and a subordinated debt as of December 31, 2014.

Trust and Financial Services

MutualWealth and MutualFinancial Advisors are the wealth management and brokerage divisions of the Bank that provide a variety of fee-based financial services, including trust, investment, insurance, broker advisory, retirement plan and private banking services, in our market areas. Trust services are provided to both individual and corporate customers, including personal trust and agency accounts, employee benefit plans and corporate bond trustee accounts. These activities provide a significant source of fee income to the Company and in 2014 constituted 33.0% of the Company’s non-interest income.

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

At December 31, 2014, MutualBank had an active investment subsidiary, Mutual Federal Investment Company, which is a Nevada corporation that holds and manages a portion of MutualBank’s investment portfolio. As of December 31, 2014, the market value of securities managed was $234.6 million. Mutual Federal Investment Company has one active subsidiary, Mutual Federal REIT, Inc., which is a Maryland corporation holding approximately $44.6 million in consumer closed end first mortgage loans.

The Bank had one other active subsidiary as of December 31, 2014. Summit Service Corporation is the service corporation that controls the 100% wholly owned active subsidiary, Summit Mortgage, Inc., which is an Indiana corporation that originates and sells consumer closed end first mortgage loans. As of December 31, 2014, the corporation had $3.4 million in loans held for sale.

Employees

At December 31, 2014, we had a total of 381 full-time and 57 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

The Bank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. The basic deposit insurance level is $250,000 per each separately insured depositor, as defined in FDIC regulations. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended December 31, 2014 were $1.0 million. Those premiums may increase due to strains on the FDIC deposit insurance fund due to the cost of bank failures. Also, if the Bank’s regulatory capital or supervisory ratings deteriorate, these deposit premiums may increase.

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

Volcker Rule Regulations. Regulations were recently adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of banks and their holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds, and certain other investments, including certain CMOs, CDOs, CLOs and others. The regulations became effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015. We have reviewed our investment portfolio and all currently owned trust preferred securities are exempt from the Volcker Rule regulations.

Federal Taxation

General. We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to us. MutualBank’s federal income tax returns have been closed without audit by the IRS through its year ended December 31, 2010. MutualFirst and MutualBank will file a consolidated federal income tax return for fiscal year 2014.

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

State Taxation

MutualBank is subject to Indiana’s financial institutions tax, which is imposed at a flat rate of 8.0% on “adjusted gross income” apportioned to Indiana. “Adjusted gross income,” for purposes of the financial institutions tax, begins with taxable income as defined by Section 63 of the Internal Revenue Code and incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications including only considering members of the combined group which have Indiana nexus. Indiana legislature has reduced the financial institutions tax from 8.5% to 6.5% in 0.5% increments over the next four years. The full change will be effective at the end of 2017.

Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes. The Company is subject to a Michigan business tax on apportioned capital employed in the state of Michigan. The Company also files the Pennsylvania Bank & Trust Company shares and loans tax report.  Ultimately, this tax is based on apportioned adjusted capital in the state of Pennsylvania.

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

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions are impacted by changes to short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our primary market area in particular. The economy continues to recover from the recent severe recession, which caused high unemployment levels, declining real estate values and eroded consumer confidence. The recession also reduced demand for commercial business and real estate loans in our local market. Declines in real estate values and other effects of the recession impacted household and corporate incomes, impairing the ability of our borrowers to repay their loans in accordance with their terms and increasing our non-performing loans, loan charge-offs, provisions for loan losses and foreclosures.

Substantially all of our loans are located in northern and east central Indiana, which was impacted by the recession more severely than the national average. Our primary market area, which consists of Allen, Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana and Berrien county in Michigan, has experienced limited population growth of 0.64% from 2000 through 2010. This data from the census bureau reflects population increases in our northern region market of 2.02% compared to the reduction in population of our central region of (3.04%). Unemployment levels in our Indiana market dropped below the state level as of the end of 2014. According to data published by the Bureau of Labor Statistics of the United States Department of Labor, the national unemployment rate for the United States at December 31, 2014 was 5.6% (seasonally adjusted) compared to an average rate of 5.7% (not seasonally adjusted) for our market areas in Indiana. See “Item 1 - Business - Market Area.”

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

Loans Secured by Residential Property. At December 31, 2014, $594.3 million, or 57.8% of our total loan portfolio, was secured by one- to four-family residential property, including loans held for sale and home equity loans and home equity lines of credit. This type of lending is generally sensitive to regional and local economic conditions that impact the ability of borrowers to meet their loan payment obligations. The decline in residential real estate values as a result of the downturn in the Indiana housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. In addition, borrowers seeking to sell their homes may find that they cannot sell their properties for an amount equal to or greater than the unpaid principal loan balance. Though the housing market in Indiana continued to experience some improvement in 2014, a return to declines in real estate sales and the home values may result in higher than expected residential loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

Commercial Real Estate, Construction and Development and Commercial Business Loans. At December 31, 2014, $319.6 million of our total loan portfolio consisted of commercial real estate, construction and development and commercial business loans to small and mid-sized businesses the predominantly in our primary market area, which are the types of businesses that have a heightened vulnerability to local economic conditions. Though the recent recession has slowed our growth in this lending area since 2008, the Company did have growth in the commercial portfolio in 2014. At December 31, 2014, our loan portfolio included $33.1 million of commercial construction and development loans, $198.0 million of commercial real estate loans and $88.5 million of commercial business loans compared to $13.3 million, $200.8 million and $75.4 million for construction and development, commercial real estate and business loans, respectively, at December 31, 2013. Although we have seen a stabilization in the portfolio in 2014 and a reduction in non-performing loans, a decline in property values and other market impacts could lead to an increase in non-performing loans. See “Item 1 - Business of MutualBank - Asset Quality - Non-Performing Assets.”

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

Other Consumer Loans. At December 31, 2014, $114.7 million, or 11.2% of our total loan portfolio consisted of consumer loans, of which $14.7 million consisted of automobile loans, $94.8 million consisted of boat/RV loans and $5.2 million consisted of other consumers loans, including unsecured lines of credit. Generally, we consider these types of loans to involve a higher degree of risk compared to mortgage loans on one- to four-family, owner-occupied residential properties, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Although our indirect loans, which totaled $90.8 million at December 31, 2014, were underwritten by a third party using our guidelines, they were primarily originated to customers outside of our normal lending area which present greater risks than other types of lending activities. As a result of this portfolio of consumer loans, it may become necessary to increase the level of our provision for loan losses, which could hurt our profits.

Adjustable Rate Loans. At December 31, 2014, $371.8 million, or 36.1% of our total loan portfolio consisted of adjustable rate loans. Borrowers with adjustable rate loans are exposed to increased monthly payments when the related interest rate adjusts upward under the terms of the loan to the rate computed in accordance with the applicable index and margin. Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable-rate loans, increasing the possibility of default. Borrowers seeking to avoid these increased monthly payments by refinancing their loans may no longer be able to find available replacement loans at comparably lower interest rates. In addition, declining real estate prices may prevent refinancing or a sale of the property, because borrowers have insufficient equity in the real estate. These events, alone or in combination, may contribute to higher delinquency rates and negatively impact our earnings.

If our allowance for loan losses is not sufficient to cover actual loan losses or our non-performing assets increase, our earnings will suffer. Increases in our provision for loan losses adversely impact our earnings and operations.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience and evaluate current economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance. Additions to our allowance decrease our net income. Our regulators periodically review our allowance for loan losses and may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their review. These increases in our allowance for loan losses or loan charge-offs may have a material adverse effect on our financial condition and results of operations. Our allowance for loan losses was 1.30% of gross loans and 177.04% of non-performing loans at December 31, 2014, compared to 1.37% of gross loans and 156.15% of non-performing loans at December 31, 2013 and 1.63% of gross loans and 67.72% of non-performing loans at December 31, 2012.

At December 31, 2014, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, non-accrual troubled debt restructurings and foreclosed real estate assets) totaled $10.7 million, which was a decrease of $6.3 million, or a 36.9% reduction in non-performing assets from December 31, 2013. This decrease reflects improved economic conditions within our market areas. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, we must write down the value of properties in our REO portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs including taxes, insurance and maintenance related to our REO. Further, the resolution of non-performing assets requires the active involvement of management, potentially distracting them from the overall supervision of our operations and other income-producing activities.

During 2014, we recorded a provision for loan losses of $850,000 compared to $1.3 million in 2013 and $6.0 million for 2012. We also recorded net loan charge-offs of $1.1 million in 2014, compared to $3.9 million in 2013 and $6.8 million in 2012. During 2014, we experienced less loan delinquencies and credit losses than in 2013 and 2012, due to improved economic conditions. If declining trends in the housing, real estate and local business markets return, we would expect increased levels of delinquencies and credit losses to return, which would adversely impact our financial condition and results of operations.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2014, the fair value of our portfolio of available-for-sale securities totaled $260.8 million. Gross unrealized gains on these securities totaled $6.3 million, while gross unrealized losses on these securities totaled $2.2 million, resulting in a net unrealized gain of $4.1 million at December 31, 2014.

At December 31, 2014, our interest rate risk analysis indicated that our net portfolio value would decrease by 12.8% if there was an instantaneous parallel 200 basis point increase in market interest rates. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Asset/Liability Management.”

Our strategies to modify our interest rate risk profile may be difficult to implement.

Our asset/liability management strategies are designed to decrease our interest rate risk sensitivity. One such strategy is to increase the amount of adjustable rate and/or short-term assets. The Bank offers adjustable rate loan products as a means to achieve this strategy. The availability of lower rates on fixed-rate loans has generally created a decrease in borrower demand for adjustable rate assets. Additionally, these adjustable-rate assets may prepay. At December 31, 2014, 36.1% of our loan portfolio consisted of adjustable-rate loans, compared to 35.3% at December 31, 2013.

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

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings, which may materially adversely affect our stockholders’ equity, regulatory capital and continuing operations. Fluctuations in market value may be caused by decreases in interest rates, lower market prices for securities and limited investor demand, as well as the default rates of specific financial institutions whose securities provide the underlying collateral for these securities and changes in credit risk based on the condition of the issuer. The valuation of our investment securities also is influenced by the implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting, which requires us to report our available-for-sale securities at their estimated fair value. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. At December 31, 2014, the change in unrealized gains on securities available for sale from the level at December 31, 2013 was an increase of $9.0 million. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them.

Our securities portfolio is evaluated for OTTI on at least a quarterly basis. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. We did not record any OTTI in 2014, 2013 or 2012. In 2014, we sold six of the seven securities in which we had previously recognized OTTI. As of December 31, 2014, we only have one security remaining in our portfolio that has been deemed impaired.

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

Our agreements with investors to sell our loans generally contain covenants that require us to repurchase loans under certain circumstances, including some delinquencies, or to return premiums paid by those investors if the loans are paid off early. If we are required to repurchase sold loans under these covenants, they may be deemed troubled loans, with the potential for charge-offs and/or loss provision changes, which could impact our earnings and asset quality ratios adversely. The Bank was not required to repurchase any loans from investors during 2014 and two loans in 2013.

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

We sell a portion of our one- to four-family loans in the secondary market. We generally retain the right to service these loans. At December 31, 2014, the value of our MSRs was $1.4 million. We use a financial model that uses, wherever possible, quoted market prices to value our MSRs. This model is complex and also uses assumptions related to interest and discount rates, prepayment speeds, delinquency and foreclosure rates and ancillary fee income. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the model. The primary risk associated with MSRs is that they will lose a substantial portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. If prepayment speeds increase more than estimated or delinquency and default levels are higher than anticipated we may be required to write down the value of our MSRs which could have a material adverse effect on our net income and capital levels. The Company obtains independent valuations at least semi-annually to determine if impairment in the asset exists.

Declining economic conditions may adversely impact the fees generated by our asset management and trust business.

To the extent our asset management and trust clients and their assets become adversely impacted by weak economic and stock market conditions, they may choose to withdraw the assets managed by us and/or the value of their assets may decline. Our asset management revenues are based on the value of the assets we manage. If our clients withdraw assets or the value of their assets decline, our revenues from these activities may be adversely affected. These fees totaled $3.5 million and $3.0 million in 2014 and 2013, respectively.

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

At December 31, 2014, we had a core deposit premium of $840,000, due mainly to our 2008 acquisition of another financial institution. Under GAAP, we are required to periodically assess the value of this intangible asset based on a number of factors to determine if there is partial or full impairment. The factors taken into consideration include the market price of our stock, the net present value of our assets and liabilities and valuation information for similar financial institutions. This evaluation involves a substantial amount of judgment. If actual conditions underlying the factors differ from our assessment, the core deposit intangible could be subjected to faster amortization or partial or complete impairment, which would reduce the value of this asset and reduce our earnings, perhaps materially.

We currently hold a significant amount of bank-owned life insurance.

At December 31, 2014, we held $93.2 million of bank-owned life insurance or BOLI on key employees and executives, with a cash surrender value of $51.0 million. These policies are maintained to fund amounts owed under executive supplemental retirement plans. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

We may not be able to fully realize our deferred tax asset.

At December 31, 2014, we had a $13.3 million deferred income tax benefit based on differences between the financial statement amounts and tax bases of assets and liabilities and reflecting mainly an allowance for loan loss timing difference and business tax and AMT carryover. The value of our deferred income tax benefit is reviewed regularly under various forecasts and assumptions, including anticipated levels of taxable net income, to determine the likelihood of realizing the benefit. If actual results or subsequent forecasts differ from our current judgments, to the extent that it becomes more likely than not that this benefit will not be fully realized, we would have to write down this asset, which would negatively impact results of operations and reduce our asset size.

If our investment in the FHLB of Indianapolis becomes impaired, our earnings and stockholders’ equity could decrease.

At December 31, 2014, we owned $12.0 million in FHLB of Indianapolis stock. We are required to own this stock to be a member of and to obtain advances from our FHLB. This stock is not marketable and can only be redeemed by our FHLB. The most recent stock buyback initiated by FHLB was in 2014 to repurchase some excess member stock, and we reduced our holdings by $2.4 million at that time. Our FHLB’s financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB stock to be deemed impaired, resulting in a decrease in our earnings and assets.

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

In the recent economic downturn, federal and state banking regulators have been active in responding to concerns and trends identified in examinations and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. The FDIC and IDFI govern the activities in which the Bank may engage, primarily for the protection of depositors and not for the protection or benefit of stockholders. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability. Recent regulatory changes regarding card interchange fee income does not currently apply to us but could change in the future. Prior year changes in overdraft protection programs decreased the amount of fees we receive for those services. During 2014, overdraft protection and nonsufficient fund fees totaled $2.1 million. Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

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

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution's total assets minus its tangible equity instead of its deposits. Since the implementation of these changes, we have seen a decline in our deposit insurance premiums. The insurance costs were $1.0 million, $1.1 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our future deposit insurance premiums may increase if the FDIC determines that it will not meet the required or anticipated minimum reserve ratios discussed, which could have a negative impact on our earnings.

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

As of December 31, 2014, our directors and executive officers as a group beneficially owned 1,649,968 shares, or 22.8%, of our common stock (including immediately exercisable options for 361,520 shares). In addition, our employee stock ownership controlled 6.2% of our common stock on that date. In addition, as of December 31, 2014, 101,642 shares were reserved under various stock benefit plans for future awards for our directors, officers and employees. Due to this significant collective ownership of or control over our common stock, our directors and executive officers may be able to influence the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other stockholders and could prevent any stockholder action requiring a supermajority vote under our articles of incorporation.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2014 we had 30 full service offices. Our offices are located within east central and northern Indiana. At December 31, 2014, we owned our home office in Muncie, Indiana and all of our financial center offices. We lease offices in central and northern Indiana for our trust and brokerage services and a loan origination office in southwest Michigan. The net book value of our investment in premises and leaseholds was approximately $28.9 million at December 31, 2014. We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.

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

	Stock Price		Dividends
	High	Low	per Share
2014 Quarters:
First Quarter (ended 03/31/14)	$19.52	$17.34	$0.06
Second Quarter (ended 06/30/14)	$19.09	$18.68	$0.08
Third Quarter (ended 09/30/14)	$22.50	$18.87	$0.08
Fourth Quarter (ended 12/31/14)	$22.47	$20.80	$0.10

2013 Quarters:
First Quarter (ended 03/31/13)	$14.35	$11.75	$0.06
Second Quarter (ended 06/30/13)	$16.47	$14.00	$0.06
Third Quarter (ended 09/30/13)	$15.46	$14.30	$0.06
Fourth Quarter (ended 12/31/13)	$17.39	$15.44	$0.06

At December 31, 2014, there were 7,236,002 shares of common stock outstanding and approximately 1,131 common stockholders of record.

Our common stock cash dividend payout policy is continually reviewed by management and the Board of Directors. During 2014, the Company paid annual common stock dividends of $0.32. The Company intends to continue its policy of paying quarterly dividends and hopes to continue to pay dividends at least at the same level as in 2014. However, future common stock dividend payments will depend upon a number of factors, including capital requirements, regulatory limitations, the Company’s financial condition, results of operations and the Bank’s ability to pay dividends to the Company. The Company relies significantly upon dividends from the Bank to accumulate earnings for payment of cash dividends to Treasury and our common stockholders.

The Company did not adopt any common stock repurchase plan in 2014 and currently has no common stock repurchase plan in place for 2015. No shares of the Company’s stock were repurchased during 2014.

Information regarding our equity compensation plans is included in Item 12 of this Form 10-K.

Stock Performance Graph

The following graph and related discussion are being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed to be “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201) nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained therein, except to the extent that the Company specifically incorporates it by reference into a filing.

The following graph shows a comparison of stockholder return on MutualFirst Financial Inc.’s common stock with the cumulative total returns for: 1) the Nasdaq Composite® (U.S.) Index; and 2) the SNL Bank Peer Index, which was compiled by SNL Financial LC of Charlottesville, Virginia. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is historical only and may not be indicative of possible future performance.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
MutualFirst Financial, Inc.	100.00	160.86	126.07	208.56	317.60	412.25
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL U.S. Bank and Thrift	100.00	111.64	86.81	116.57	159.61	178.18

Item 6. Selected Financial Data

 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following information is only a summary and you should read it in conjunction with our consolidated financial statements and accompanying notes contained in Item 8 of this Form 10-K.

	At or For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,424,208	$1,391,405	$1,422,458	$1,427,193	$1,406,902
Cash and cash equivalents	29,575	25,285	32,778	55,223	26,821
Loans, net	1,003,518	965,966	969,545	900,460	978,901
Investment securities
Available-for-sale, at fair value	260,806	264,348	281,197	330,878	245,165
Total deposits	1,079,320	1,113,084	1,184,009	1,168,357	1,121,569
Total borrowings	202,616	153,818	86,281	113,861	141,705
Total stockholders' equity	127,537	111,641	139,493	132,627	131,140

Selected Operations Data:
Total interest income	$51,178	$51,667	$55,348	$61,353	$67,398
Total interest expense	8,923	11,224	14,704	20,034	25,195
Net interest income	42,255	40,443	40,644	41,319	42,203
Provision for loan losses	850	1,300	6,025	13,100	7,050
Net interest income after provision for loan losses	41,405	39,143	34,619	28,219	35,153

Service fee income	5,995	5,989	6,492	6,987	7,229
Gain on sale of loans and investment securities	2,162	1,687	4,701	4,771	2,222
Other-than-temporary impairment, securities	-	-	-	(193)	(841)
Other non-interest income	6,217	5,876	4,331	4,445	4,469
Total non-interest income	14,374	13,552	15,524	16,010	13,079

Salaries and employee benefits	23,560	22,492	21,335	21,690	21,078
Other expenses	17,818	17,195	18,930	18,726	18,927
Total non-interest expense	41,378	39,687	40,265	40,416	40,005
Income before taxes	14,401	13,008	9,878	3,813	8,227
Income tax expense	3,583	3,808	2,632	329	1,676
Net income	10,818	9,200	7,246	3,484	6,551
Preferred stock dividends and accretion	-	1,257	1,446	2,115	1,803
Net income available to common stockholders	$10,818	$7,943	$5,800	$1,369	$4,748

Quarter Ended	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income	Net Income Available to Common Shareholders	Basic Earnings Per Common Share	Diluted Earnings Per Common Share

2014
March 31	$12,738	$2,319	$10,419	$350	$1,963	$1,963	$0.28	$0.27
June 30	12,744	2,186	10,558	500	2,557	2,557	0.36	0.35
September 30	12,803	2,163	10,640	-	2,694	2,694	0.38	0.36
December 31	12,893	2,255	10,638	-	3,604	3,604	0.49	0.48

Total	$51,178	$8,923	$42,255	$850	$10,818	$10,818	$1.51	$1.46

2013
March 31	$12,901	$2,922	$9,979	$950	$1,976	$1,614	$0.23	$0.22
June 30	12,877	2,857	10,020	550	2,112	1,834	0.26	0.25
September 30	13,041	2,801	10,240	750	2,472	2,201	0.31	0.30
December 31	12,848	2,644	10,204	(950)	2,640	2,294	0.32	0.32

Total	$51,667	$11,224	$40,443	$1,300	$9,200	$7,943	$1.12	$1.09

2012
March 31	$13,909	$4,041	$9,868	$1,350	$1,426	$1,066	$0.16	$0.15
June 30	14,100	3,750	10,350	1,850	1,644	1,282	0.18	0.18
September 30	13,908	3,593	10,315	1,475	2,173	1,811	0.26	0.26
December 31	13,431	3,320	10,111	1,350	2,003	1,641	0.23	0.23

Total	$55,348	$14,704	$40,644	$6,025	$7,246	$5,800	$0.83	$0.82

	At or For the Year Ended December 31,
	2014	2013	2012	2011	2010
Selected Financial Ratios and Other Financial Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.77%	0.66%	0.50%	0.24%	0.45%
Return on average tangible equity (ratio of net income to average tangible equity)	9.37%	7.42%	5.47%	1.39%	4.96%
Interest rate spread information:
Average during the period	3.15%	2.99%	2.89%	2.97%	2.97%
Net interest margin(1)	3.26%	3.13%	3.05%	3.16%	3.19%
Ratio of operating expense to average total assets	2.91%	2.83%	2.78%	2.83%	2.76%
Ratio of average interest-earning assets to average interest-bearing liabilities	115.76%	115.79%	114.33%	112.66%	111.25%
Efficiency ratio(2)	73.07%	73.50%	71.69%	70.50%	72.86%

Asset Quality Ratios:(3)
Non-performing assets to total assets	0.75%	1.22%	2.21%	2.75%	2.69%
Non-performing loans to total loans	0.73%	0.88%	2.40%	3.47%	3.19%
Allowance for loan losses to non-performing loans	177.04%	156.15%	67.72%	52.81%	51.60%
Allowance for loan losses to loans receivable, net	1.30%	1.37%	1.63%	1.83%	1.64%

Capital Ratios:
Equity to total assets(3)	8.95%	8.02%	9.81%	9.29%	9.32%
Average equity to average assets	8.73%	9.24%	9.64%	9.34%	9.24%

Share and Per Share Data:
Average common shares outstanding:
Basic	7,160,700	7,076,877	6,951,727	6,907,015	6,873,508
Diluted	7,391,831	7,257,818	7,055,684	6,976,634	6,896,107
Per share:
Basic earnings available to common stockholders	$1.51	$1.12	$0.83	$0.20	$0.69
Diluted earnings available to common stockholders	$1.46	$1.09	$0.82	$0.20	$0.69
Dividends-common stock	$0.32	$0.24	$0.24	$0.24	$0.24
Dividend payout ratio(4)	21.92%	22.02%	29.27%	120.00%	34.78%

Other Data:
Number of full-service offices	30	30	31	32	33

(1) Net interest income dividend by average interest earning assets.

(2) Total non-interest expense divided by net interest income plus total non-interest income.

(3) At the end of the period.

(4) Dividends per share divided by diluted earnings per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview and Significant Events in 2014

MutualFirst is a Maryland corporation and a bank holding company headquartered in Muncie, Indiana, with operations in Allen, Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana. It owns MutualBank, an Indiana commercial bank with 30 bank branches in Indiana, trust offices in Carmel and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. The Company is subject to examination, supervision and regulation by the FRB, and the Bank is subject to regulation, supervision and examination by the IDFI and the FDIC.

MutualBank is an Indiana commercial bank regulated by the IDFI and the FDIC. MutualFirst is a bank holding company regulated by the FRB, which is subjected to regulatory capital requirements similar to those imposed on the Bank. For more details on these regulations see “Item 1. Business – How We Are Regulated.”

At December 31, 2014, we had $1.4 billion in assets, $1.0 billion in loans, $1.1 billion in deposits and $127.5 million in stockholders’ equity. The Company’s total risk-based capital ratio at December 31, 2014 was 13.5%, exceeding the 10.0% requirement for a well-capitalized institution. The ratio of tangible common equity increased to 8.8% as of year-end 2014 compared to 7.9% at year-end 2013. For the year ended December 31, 2014, net income available to common shareholders was $10.8 million, or $1.51 per basic and $1.46 per diluted share, compared with net income available to common shareholders of $7.9 million, or $1.12 per basic and $1.09 per diluted share for 2013. The details of our 2014 performance are below and in our Consolidated Audited Financial Statements contained in Item 8 of this Form 10-K.

Key aspects of our 2014 operations include:

•	The common stock dividend to shareholders increased 67% in 2014.
•	Loan growth was led by non-real estate consumer lending growth of 14.6% and commercial loan growth of 10.4% as overall loan growth was 3.8% in 2014.
•	Asset quality improved as foreclosed real estate and other repossessed assets declined 61% for the year ended 2014.
•	Non-performing assets decreased $6.3 million, or 37% compared to December 31, 2013.
•	Net charge offs for the year ended 2014 were 0.11% compared to 0.40% for year ended 2013.
•	Stockholder’s equity increased $15.9 million in 2014. Tangible book value increased to $17.22 per share at the end of 2014 compared to $15.46 per share at the end of 2013. Tangible common equity increased to 8.77% of tangible assets in December of 2014 compared to 7.91% in December of 2013.
•	Net interest margin increased to 3.26% in 2014 compared to 3.13% in 2013.
•	The effective tax rate declined as a $600,000 deferred tax allowance was recovered in the fourth quarter of 2014 due to the sale of trust preferred securities.

•	MutualBank completed an acquisition of approximately $44 million in trust assets and the acquisition of Summit Mortgage in 2014.

Our principal business consists of attracting retail deposits from the general public, including some brokered deposits, and investing those funds primarily in loans secured by first mortgages on owner-occupied, one- to four-family residences, a variety of consumer loans, loans secured by commercial and multi-family real estate and commercial business loans. Funds not invested in loans generally are invested in investment securities, including mortgage-backed and mortgage-related securities and agency and municipal bonds. We also obtain funds from FHLB advances and other borrowings.

MutualWealth is the wealth management division of the Bank providing a variety of fee-based financial services, including trust, investment, insurance, broker advisory, retirement plan and private banking services, in the Bank’s market area. MutualWealth produces non-interest income for the Bank that is tied primarily to the market value of the portfolios being managed. As of December 31, 2014, MutualWealth had $407.7 million of assets under management and generated $3.5 million in commission income during 2014. Decreases in market value could have a negative impact on the non-interest income generated by this division of the Bank.

MutualFinancial Services is the brokerage division of the Bank providing a variety of fee-based financial services related to securities and investment transactions. MutualFinancial Services produces non-interest income for the Bank that is tied primarily to the volume of the transactions being processed. During 2014, MutualFinancial Services generated $1.3 million in commission income.

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

The Federal Funds rate set by the FRB decreased to a range of 0 to 25 basis points as of December 31, 2008 and was the same as of December 31, 2014. The Federal Funds rate remaining at this level decreases the ability to reprice deposits lower in future months due to the extended time of low interest rates. Certificates of deposit and borrowings may, however, still reprice to lower rates at their maturities in future time periods, which could reduce the amount of interest expense assuming rates stay low. Interest income is expected to decrease without any changes in the current rate environment primarily due to the rates on newly originated interest-earning assets being lower than the rates on maturing interest-earning assets.

The Company continues to reduce the impact of interest rate changes on its net interest income by shortening the term of its interest-earning assets to better match the terms of our interest-bearing liabilities and by selling long-term fixed rate loans and increasing the term of certain liabilities. See “Item 7A - Quantitative and Qualitative Disclosures About Market Risk - Asset and Liability Management and Market Risk” in this Form 10-K. It has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of consumer and commercial loans to total loans has increased from 39.3% at the end of 2013 to 42.2% as of December 31, 2014. We saw improvement in the economic conditions in some areas within our footprint during 2014 and for the first time since the downturn in 2008 were able to make strides in reaching our strategic target loan mix. On the liability side of the balance sheet, the Company is employing strategies intended to increase the balance of core deposit accounts, such as low cost checking and money market accounts. The percentage of core deposits to total deposits was 62.8% at December 31, 2014 compared to 57.6% at the end of 2013. The remaining total deposits are mostly retail certificates of deposit, which continue to provide stable funding for the Company. These are ongoing strategies that are dependent on current market conditions and competition. The Company lengthens the term to maturity of FHLB advances when advantageous to lengthen repricing of the liability side of the balance sheet in order to reduce interest rate risk exposure.

During 2014, in keeping with our strategic objective to reduce interest rate risk exposure, the Company also sold $62.8 million of long-term fixed rate loans that had been held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $1.8 million.

Results of operations also are dependent upon the level of the Company’s non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses. The Company continues to look for options to increase the level of non-interest income. In 2014, we purchased Summit Mortgage, Inc., a mortgage broker in Ft. Wayne, Indiana as well a $44 million trust portfolio from an Indiana institution. Both of these acquisitions provide additional opportunities for us to increase our non-interest expense through gain on sale of loans as well as wealth management commissions.

As we continue to work to increase our non-interest income and control non-interest expense, regulatory changes continue to have an impact. In 2014, the Company continued to see a decrease in overdraft fee income due to regulatory changes implemented in 2010, as well as had an increase in non-interest expense related to administrative costs associated with the impact of the additional regulatory burden. New regulatory requirements regarding interchange income could have an impact on the Company in the future; however, at this time these requirements are limited to larger institutions.

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

Mortgage Servicing Rights. MSRs associated with loans originated and sold, where servicing is retained, are capitalized and included in other assets in the consolidated balance sheet. The value of the capitalized servicing rights represents the fair value of the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as a reduction in loan servicing fee income.

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

The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if OTTI exists pursuant to guidelines established in ASC 320. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

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

Deferred Tax Asset. The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future. The Company’s most recent evaluation has determined that, except for the amounts represented by the valuation allowance as discussed below, the Company will more likely than not be able to utilize the remaining deferred tax asset. The Company has generated average positive pre-tax pre-provision earnings of $15.5 million, or 1.1% of pre-tax pre-provision ROA over the previous five years. These earnings would be sufficient to utilize portions of the operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The analysis supports no additional valuation reserve is needed.

The valuation allowances established are the result of net operating losses for state franchise tax purposes totaling $33,553,000 and capital losses realized on the sale of investment securities as well as the recognition of other than temporary impairment on investment securities where the loss, while recognized for financial statement purposes, has not yet been realized.

At the end of 2014, the Company had $144,000 in capital losses, a decrease of $404,000 in capital losses in 2013 as capital gains from the sale of available for sale securities were generated. The Company has avoided and will continue to avoid taking any book tax benefit on future capital losses without capital gains to offset the current capital losses. See Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Continuing as a Diversified Lender. We continue to work toward diversifying our loan portfolio to reduce our reliance on any one type of loan. Approximately 39.3% of our loan portfolio consisted of loans other than consumer real estate loans at the end of 2013. At the end of 2014, that percentage had increased to 42.2%.

Continuing as a Leading One- to Four-Family Lender in Indiana. We are one of the largest originators of one- to four-family residential loans in our market area. During 2014, we originated $104.5 million of one- to four-family residential first mortgage loans. While the recent economic environment has decreased real estate values, refinancing activity has still been steady.

Continuing To Focus On Asset Quality. Non-performing assets to total assets was 0.75% at December 31, 2014 compared to 1.22% at December 31, 2013. We have continued to see an improvement in the market and local economy, which has reduced delinquencies and non-performing assets in our footprint.

Increasing Market Share and Mix of Deposits. We continue to be successful in the growth of core deposits. Over the last five years, we have increased core deposits as a percentage of total deposits by 79.9%, changing the deposit mix from 39.2% of total deposits at the end of 2008 to 62.8% of total deposits at the end of 2014. This includes an increase in non-interest bearing deposits of 65.1% during the same time period.

Continuing Our Strong Capital Position. As a result of our consistent operating profitability, we historically have maintained a strong capital position. At December 31, 2014, our ratio of stockholders’ equity to total assets was 9.0%, compared to 8.0% at December 31, 2013. The Bank increased total risk-based capital to 13.9% at year-end 2014 from 13.2% at year-end 2013.

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

New Strategic Plan Development. Throughout 2014, MutualFirst Financial prepared a five year strategic plan for 2015 to 2019.  The Company desires to enhance shareholder value through continued earnings growth.  The earnings growth will be through a continued deliberate shift in balance sheet mix and growth non-interest income through focusing on wealth-management and retail brokerage growth and core deposit account growth throughout current and expansion markets.  The Company will also evaluate ways to be more efficient and leverage existing resources to enhance earnings.

Financial Condition at December 31, 2014 Compared to December 31, 2013

General. Total assets at year-end 2014 were $1.4 billion, reflecting a $32.8 million increase during the year, primarily due to the $37.3 million, or 4.3% increase in the gross loan portfolio. Average interest-earning assets increased $4.8 million, or 0.4%, to $1.30 billion at December 31, 2014 from $1.29 billion at December 31, 2013. Average interest-bearing liabilities increased by $4.4 million, or 0.4% to $1.12 billion at year-end 2014 from $1.11 billion at year-end 2013 reflecting a decrease in term deposits. Average stockholders’ equity decreased by $12.9 million or 9.8% during 2014.

Cash and Securities. Cash and securities (including our bank deposits) increased from $289.6 million at year-end 2013 to $290.4 million at year-end 2014. The details of our cash and securities are as follows:

	At December 31,		Amount	Percent
	2014	2013	Change	Change
	(Dollars in thousands)
Cash	$7,475	$8,013	$(538)	(6.71)%
Interest-bearing demand deposits	22,100	17,272	4,828	27.95
Securities available for sale (fair value)	260,806	264,348	(3,542)	(1.34)
Total	$290,381	$289,633	$748	0.26%

The decrease in investment securities reflects the use of investments cash flow to fund loan growth.

At December 31, 2014, our securities portfolio consisted of $211.0 million in government-sponsored agency mortgage-backed securities and collateralized mortgage obligations, $4,000 in federal agency securities, $29.3 million in municipal securities and $20.5 million in corporate obligations. At December 31, 2014, these securities had gross unrealized gains of $6.3 million and gross unrealized losses of $2.2 million, of which $1.3 million was primarily due to unrealized losses on trust preferred securities. We have the ability to hold the trust preferred securities until maturity and believe that we will be able to collect the adjusted amortized cost basis of the securities. See Note 4 of the Notes to Consolidated Financial Statements in Item 8 for additional information about our investment securities.

We expect to maintain a similar level of liquid assets in 2015. We believe it is prudent to maintain higher liquidity as we expect increasing loan demand and a possible rise in interest rates.

Loans. Our gross loan portfolio, excluding loans held for sale, increased to $1.0 billion at year-end 2014 from $990.2 million at year-end 2013. The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during 2014:

	At December 31,		Amount	Percent
	2014	2013	Change	Change
	(Dollars in thousands)
Real estate
Commercial	$198,019	$200,817	$(2,798)	(1.39)%
Commercial construction and development	33,102	13,321	19,781	148.49
Consumer closed end first mortgage	517,063	531,272	(14,209)	(2.67)
Consumer open end and junior liens	71,073	69,354	1,719	2.48
Total real estate loans	819,257	814,764	4,493	0.55

Consumer loans
Auto	14,712	14,856	(144)	(0.97)
Boat/RV	94,761	79,419	15,342	19.32
Other	5,184	5,766	(582)	(10.09)
Total consumer other	114,657	100,041	14,616	14.61
Commercial and industrial	88,474	75,402	13,072	17.34
Total other loans	203,131	175,443	27,688	15.78

Total Loans	$1,022,388	$990,207	$32,181	3.25%

The Bank made significant progress in the strategy to increase commercial and consumer loans as we increased the commercial portfolio by $30.1 million and the non-residential consumer portfolio $14.6 million during 2014. We continue to seek opportunities to provide refinancing opportunities to sound commercial borrowers currently served by other financial institutions. The increase in the commercial and consumer portfolios was offset by the decrease in the one- to four-family loans during the period. Lower rates have allowed consumers to refinance their mortgage loans; however we are starting to see those activities slow down. The Bank continues to sell longer term fixed-rate mortgage loans to reduce related interest rate risk.

Delinquencies and Non-performing Assets. As of December 31, 2014, our total loans delinquent 30-to-89 days was $14.9 million or 1.5% of total loans, compared to $18.1 million or 1.8% of total loans at the end of 2013.

At December 31, 2014, our non-performing assets totaled $10.7 million or 0.75% of total assets, compared to $17.0 million or 1.22% of total assets at December 31, 2012. This $6.3 million, or 36.9% decrease was due to a decrease in non-performing loans in all portfolios as the Company’s footprint has seen economic and market stabilization throughout the year. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.

	At December 31,		Amount	Percent
	2014	2013	Change	Change
	(Dollars in thousands)
Non-accruing loans	$7,212	$8,400	$(1,188)	(14.14)%
Accruing loans delinquent 90 days or more	226	188	38	20.21
Foreclosed assets	3,305	8,433	(5,128)	(60.81)
Total	$10,743	$17,021	$(6,278)	(36.88)%

Our non-performing assets decreased in 2014 as local economic conditions improved. The Bank continues to diligently monitor and write down loans that appear to have irreversible weakness. The Bank works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral. In addition to the decrease in non-performing assets, the Company has seen significant improvement during the year in total classified assets. Total classified assets decreased by 25.4% from $35.1 million at December 31, 2013 to $26.2 million at December 31, 2014.

At December 31, 2014, foreclosed commercial real estate totaled $1.4 million and consisted of six commercial properties in our existing lending footprint. The Bank has seen improvement in this portfolio as market values have stabilized, which has decreased the number of new foreclosures and assisted in our sale of existing properties. At December 31, 2014, the Bank had 27 residential properties with a book value of $1.5 million. All foreclosed real estate is currently for sale. At the end of 2014, the Bank also held $476,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Non-accruing commercial real estate loans, including construction and development loans, decreased from $2.5 million at December 31, 2013, to $2.2 million at December 31, 2014. Non-accruing commercial business loans as well as consumer mortgage loans also decreased from $1.1 million and $4.5 million, respectively, at the end of 2013 to $605,000 and $4.2 million, respectively, at the end of 2014. Management continues to monitor these non-accruing loans aggressively and it is management’s opinion that the non-accruing loans are sufficiently reserved as of December 31, 2014.

In addition to the non-performing assets set forth in the table above, as of December 31, 2014, there was an aggregate of $5.7 million in loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management’s determination of the adequacy of our allowance for loan losses. Management reviews each of these relationships at least quarterly to determine if further downgrades and specific loan allocations are prudent.

Allowance for Loan Loss. Allowance for loan losses decreased $244,000 from $13.4 million at December 31, 2013 to $13.2 million December 31, 2014 as reflected below:

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$13,412	$16,038
Charge-offs	1,882	4,539
Recoveries	788	613
Net charge-offs	1,094	3,926
Provisions charged to operations	850	1,300
Balance at end of period	$13,168	$13,412

Ratio of net charge-offs during the period to average loans outstanding during the period	0.11%	0.40%

Allowance as a percentage of non-performing loans	177.04%	156.15%
Allowance as a percentage of total loans (end of period)	1.30%	1.37%

Specific loan loss allocation related to loans that have been individually evaluated for impairment decreased $335,000, and general loan loss reserves have increased $91,000 as the non-performing loans and classified assets have improved. Net charge offs for the year 2014 were $1.1 million, or 0.11% of average loans on an annualized basis, compared to $3.9 million, or 0.40% of average loans for 2013. As of December 31, 2014, the allowance for loan losses as a percentage of loans receivable and non-performing loans was 1.30% and 177.0%, respectively, compared to 1.37% and 156.15%, respectively, at December 31, 2013. Allowance for loan losses as a percentage of loans receivable decreased primarily due to an increase in the total loan portfolio. Allowance for loan losses as a percentage of non-performing loans increased due to the decrease in non-performing loans in the 2014. The decrease was primarily due to management’s ongoing evaluation of the loan portfolio conditions in our market areas.

Our non-accrual loans include three loan relationships totaling $2.6 million, or 34.9% of the non-accrual loan total. This total includes one commercial real estate relationship with two outstanding loans totaling $1.3 million and two consumer mortgage relationships totaling $1.3 million in outstanding loans.

Goodwill. The Company acquired Summit Mortgage, Inc. in 2014. The acquisition of Summit generated goodwill of $1.8 million.

Other Assets. Other material changes in our assets during 2014 include: a $1.2 million increase in cash surrender value of BOLI; and a $524,000 reduction in our core deposit and other intangible assets reflecting current amortization.

Deposits. Total deposits decreased $33.8 million to $1.08 billion at year-end 2014 compared to $1.11 billion at year-end 2013, primarily due to decreased term deposits, as reflected in the table below, with corresponding weighted average rates as of the same date, partially offset by an increase in core transaction accounts. These changes are consistent with the Bank’s strategy to grow and strengthen core deposit relationships.

	At December 31,
	2014		2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Type of Account:
Non-interest Checking	$154,178	0.00%	$144,195	0.00%
Interest-bearing NOW	253,042	0.23	262,114	0.23
Savings	124,051	0.01	119,380	0.01
Money Market	146,847	0.23	115,600	0.24
Certificates of Deposit	401,202	1.17	471,795	1.39
Total	$1,079,320	0.52%	$1,113,084	0.67%

Borrowings. Total borrowings increased $48.8 million, or 31.7%, to $202.6 million at year-end 2014 primarily due to a $49.5 million increase in FHLB advances. Other borrowings, consisting of a bank loan and trust preferred securities, decreased $716,000 to $10.2 million at year-end 2014 due to regular loan payments.

In 2013, the Company borrowed $7.6 million from First Tennessee Bank, N.A. to refinance existing long-term debt. The loan was originated at a variable rate of LIBOR plus 2.80%; however the Company entered into a forward interest rate swap that fixed the rate of the note at 3.92%. The balance of the loan at December 31, 2014 was $6.1 million and matures in December 2017.

The Company acquired $5.0 million of issuer trust preferred securities in a 2008 acquisition of another financial institution, which had a net balance of $4.1 million at December 31, 2014 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance or September 15, 2035. The securities bore a fixed rate of interest of 6.22% through July 2010 and thereafter were to reset quarterly at the prevailing three-month LIBOR rate plus 170 basis points. In December 2009, the Company entered into a cash flow hedge with FTN Financial to fix the floating portion of the issued trust preferred security at 5.15% for the next five years starting on September 15, 2010. The Company has had the right to redeem the trust preferred securities, in whole or in part, without penalty, since establishing the cash flow hedge.

Stockholders’ Equity. Stockholders’ equity was $127.5 million at December 31, 2014, an increase of $15.9 million from December 31, 2013. This increase was due primarily to net income of $10.8 million, increases in other comprehensive income of $6.0 million and the exercise of stock options of $1.3 million. These increases were partially offset by common stock dividend payments of $2.3 million. The Company’s tangible book value per share as of December 31, 2014 increased to $17.22 per share compared to $15.46 per share as of December 31, 2013 and the tangible common equity ratio was 8.77% as of December 31, 2014 compared to 7.91% as of December 31, 2013. The Company’s and the Bank’s risk-based capital ratios were in excess of “well-capitalized” levels as defined by all applicable regulatory standards as of December 31, 2014.

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

				Year ended December 31,
	2014			2013			2012
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Interest -bearing deposits	$21,121	$17	0.08%	$21,718	$29	0.13%	$21,115	$52	0.25%
Mortgage-backed securities available-for-sale (1)	212,494	5,679	2.67	226,675	6,106	2.69	296,877	7,929	2.67
Investment securities available for sale (1)	51,845	1,357	2.62	50,774	1,001	1.97	36,591	822	2.25
Loans (2)	997,064	43,522	4.37	978,495	44,028	4.50	963,215	46,095	4.79
Stock in FHLB of Indianapolis	14,285	603	4.22	14,391	503	3.50	14,391	450	3.13
Total interest-earning assets	1,296,809	51,178	3.95	1,292,053	51,667	4.00	1,332,189	55,348	4.70
Non-Interest Earning Assets (net of allowance for loan losses and unrealized gain (loss)	109,221			110,705			117,086
Total Assets	$1,406,030			$1,402,758			$1,449,275

Interest-Bearing Liabilities:
Demand and NOW accounts	$257,554	$578	0.22	$264,033	$648	0.25	$251,999	$879	0.35
Savings deposits	124,795	13	0.01	117,609	12	0.01	107,207	45	0.04
Money market accounts	136,732	348	0.25	110,013	267	0.24	91,561	396	0.43
Certificate accounts	429,738	5,189	1.21	514,427	8,410	1.63	595,810	10,480	1.76
Total deposits	948,819	6,128	0.65	1,006,082	9,337	0.93	1,046,577	11,800	1.13
Borrowings	171,471	2,795	1.63	109,791	1,887	1.72	118,626	2,904	2.45
Total interest-bearing accounts	1,120,290	8,923	0.80	1,115,873	11,224	1.01	1,165,203	14,704	1.26
Non-Interest Bearing Accounts	152,057			140,926			131,115
Other Liabilities	14,586			13,989			15,296
Total Liabilities	1,286,933			1,270,788			1,311,614
Stockholders' Equity	119,097			131,970			137,661
Total liabilities and stockholders' equity	$1,406,030			$1,402,758			$1,449,275
Net Earning Assets	$176,519			$176,180			$166,986
Net Interest Income		$42,255			$40,443			$40,644
Net Interest Rate Spread (3)			3.15%			2.99%			2.89%
Net Yield on Average Interest-Earning Assets (4)			3.26%			3.13%			3.05%
Average Interest-Earning Assets to Average Interest- Bearing Liabilities	115.76%			115.79%			114.33%

(1)	Average balances were calculated using amortized cost, which excludes FASB 115 valuation allowances.
(2)	Calculated net of deferred loan fees, loan discounts and loans in process.
(3)	Interest rate spread is calculated by subtracting weighted average interest rate cost form weighted average interest rate yield for the period indicated.
(4)	The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.

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

	Year Ended December 31,
	2014 vs. 2013			2013 vs. 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
			(Dollars in thousands)
Interest-Earning Assets:
Interest -bearing deposits	$-	(12)	$(12)	$1	$(24)	$(23)
Investment securities available for sale	(361)	290	(71)	(1,556)	(88)	(1,644)
Loans receivable	836	(1,342)	(506)	732	(2,799)	(2,067)
Stock in FHLB of Indianapolis	(4)	104	100	-	53	53

Total interest-earning assets	$471	$(960)	$(489)	$(823)	$(2,858)	$(3,681)

Interest-Bearing Liabilities:
Savings deposits	$1	$-	$1	$4	$(37)	$(33)
Money market accounts	65	16	81	79	(208)	(129)
Demand and NOW accounts	(16)	(54)	(71)	42	(270)	(228)
Certificate accounts	(1,385)	(1,836)	(3,221)	(1,432)	(641)	(2,073)
Borrowings	1,060	(152)	909	(216)	(801)	(1,017)

Total interest-bearing liabilities	$(275)	$(2,026)	$(2,301)	$(1,523)	$(1,957)	$(3,480)

Change in net interest income			$1,812			$(201)

Comparison of Results of Operations for the Years Ended December 31, 2014 and 2013.

General. Net income available to common stockholders for the year ended December 31, 2014 was $10.8 million or $1.51 basic and $1.46 diluted earnings per common share compared to net income available to common stockholders of $7.9 million, or $1.12 basic and $1.09 diluted earnings per common share for the year ended December 31, 2013. The primary reason for this increase is an improvement in net interest margin of 13 basis points and an $822,000 increase in non-interest income. Our return on assets and on average tangible equity was 0.77% and 9.37%, respectively in 2014 compared to 0.66% and 7.42% in 2013.

Interest Income. Total interest income decreased $489,000, or 1.0%, to $51.2 million during the year ended December 31, 2014 from $51.7 million during the year ended December 31, 2013. The $4.8 million increase in average interest-earning assets to $1.3 billion at year end 2014 was offset by a five basis point decrease in average yield on interest-earning assets to 3.95% in 2014 compared to 4.00% in 2013 as interest earning assets continue to reprice lower. Interest income on loans in 2014 was $43.5 million compared to $44.0 million in 2013, reflecting a 13 basis point decrease in the weighted average yield on loans in 2014 to 4.37%, partially offset by an increase in average loans of $18.6 million. Interest income on investment securities increased slightly in 2014 by $29,000 to $7.6 million in combination with a 14 basis point increase in the weighted average yield on investment securities in 2014 to 2.74%, offset by the $13.2 million decrease in average securities to $278.6 in 2014.

Interest Expense. Interest expense decreased $2.3 million, or 20.5%, to $8.9 million during the year ended December 31, 2014 compared to $11.2 million during the year ended December 31, 2013. The primary reason for this decrease was a decline of 21 basis points on interest-bearing liabilities from 1.01% during 2013 to 0.80% during 2014, which was primarily due to continued re-pricing of deposit accounts. Interest expense on deposits decreased $3.2 million, due to a 28 basis point decline in average rates combined with a $57.3 million decrease in average interest-bearing deposits. Interest expense on borrowings increased $908,000 as a result of a one basis point increase in average rates and a $61.2 million increase in average borrowings during 2014.

Net Interest Income. Net interest income before the provision for loan losses increased $1.8 million for 2014 compared to 2013. The increase was a result of net interest margin improving by 13 basis points and an increase in average earning assets of $4.8 million, due to average loan growth of $18.6 million offset by a decline in average investments of $13.2 million. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

Provision for Loan Losses. The provision for loan losses for 2014 decreased to $850,000 compared to $1.3 million during 2013. The decrease was primarily due to a reduction in net charge offs to $1.1 million in 2014 compared to net charge offs of $3.9 million in 2013. Non-performing loans decreased $1.2 million, or 13% as of December 31, 2014 compared to December 31, 2013.

Other Income. Other (non-interest) income increased in 2014 by $822,000 from $13.6 million in 2013.

	Year Ended		Amount	Percent
	12/31/2014	12/31/2013	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$5,995	$5,989	$6	0.10%
Net realized gain (loss) on sale of securities	313	835	(522)	(62.51)
Commissions	4,868	4,354	514	11.81
Equity in losses of limited partnerships	(385)	(453)	68	(15.01)
Net gains on sales of loans	1,849	852	997	117.02
Net servicing fees	114	556	(442)	(79.50)
Increase in cash surrender value of life insurance	1,158	1,396	(238)	(17.05)
Loss on sale of other real estate and repossessed assets	(53)	(320)	267	(83.44)
Other income	515	343	172	50.15
Total	$14,374	$13,552	$822	6.07%

The increases were in part due to the acquisitions of Summit Mortgage and a trust portfolio in 2014 which helped increase gain on sale of loans by $997,000 and increased commission income by $514,000. These gains were partially offset by a decline in gain on sale of investments of $522,000 and a decline in servicing fees of $442,000 primarily due to valuation recoveries in 2013 that were not duplicated in 2014.

Other Expense. Other (non-interest) expense increased by $1.7 million to $41.4 million in 2014.

	Year Ended		Amount	Percent
	12/31/2014	12/31/2013	Change	Change
	(Dollars in thousands)
Non-Interest Expense:
Salaries and employee benefits	$23,560	$22,492	$1,068	4.75%
Net occupancy expenses	2,258	2,087	171	8.19
Equipment expenses	1,872	1,837	35	1.91
Data processing fees	1,558	1,431	127	8.87
Advertising and promotion	1,497	1,464	33	2.25
ATM expense	1,320	1,132	188	16.61
Deposit insurance	1,019	1,145	(126)	(11.00)
Professional fees	1,628	1,394	234	16.79
Software subscriptions and publications	1,652	1,452	200	13.77
Other real estate and repossessed assets	631	773	(142)	(18.37)
Other expenses	4,383	4,480	(97)	(2.17)
Total	$41,378	$39,687	$1,691	4.26%

These increases were related to salaries and benefits increasing by $1.1 million primarily due to the acquisition of Summit Mortgage and normal salary increases. Increases in occupancy and equipment of $206,000 were primarily due to the harsh winter at the beginning of 2014. Increases in professional fees of $234,000 were related to increased legal fees associated with certain REOs and investment management services.

Income Tax Expense. Income tax expense in 2014 decreased $225,000 compared to 2013. The Company’s effective tax rate decreased to 24.9% in 2014 from 29.3% in 2013 primarily due to the release of a $600,000 deferred tax asset valuation allowance.

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

Other Income. Other (non-interest) income decreased in 2013 by $2.0 million from $15.5 million in 2012.

	Year Ended		Amount	Percent
	12/31/2013	12/31/2012	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$5,989	$6,492	$(503)	(7.70)%
Net realized gain (loss) on sale of securities	835	2,831	(1,996)	(70.50)
Commissions	4,354	3,894	460	11.80
Equity in losses of limited partnerships	(453)	(498)	45	(9.00)
Net gains on sales of loans	852	1,870	(1,018)	(54.40)
Net servicing fees	556	(203)	759	(373.90)
Increase in cash surrender value of life insurance	1,396	1,351	45	3.30
Loss on sale of other real estate and repossessed assets	(320)	(564)	244	(43.30)
Other income	343	351	(8)	(2.30)
Total	$13,552	$15,524	$(1,972)	(12.70)%

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

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. It is overseen by the Asset and Liability Management Committee. The Board of Directors required the Bank to maintain a minimum liquidity ratio of 10% of deposits. At December 31, 2014, our ratio was 26.3%. The Company is currently in excess of the minimum liquidity ratio set by the Board due to a larger than historical investment portfolio. Management continues to seek to utilize liquidity off of the investment portfolio to fund loan growth over the next few years as demand for loans increase. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). At December 31, 2014, on a consolidated basis, the Company had $290.4 million in cash and investment securities available for sale and $6.1 million in loans held for sale generally available for its cash needs. We can also generate funds from borrowings, primarily FHLB advances, and, to a lesser degree, third party loans. At December 31, 2014, the Bank had the ability to borrow an additional $105.9 million in FHLB advances. In addition, we have historically sold 15- and 30-year long-term, fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity. The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, the payment of which is subject to regulatory limits. At December 31, 2014, the Company, on an unconsolidated basis, had $2.4 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2014, the approved outstanding loan commitments, including unused lines of credit, amounted to $201.8 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2014, totaled $184.3 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. For the year ended December 31, 2014, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At December 31, 2014, the Bank had $104.7 million in commitments to make loans, $9.3 million in undisbursed portions of closed loans, $86.2 million in unused lines of credit and $2.3 million in standby letters of credit. In addition, on a consolidated basis, at December 31, 2014, the Company had $202.6 million in outstanding non-deposit borrowings, of which $42.6 million is due during 2015.

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

The Company did not repurchase any common stock in 2014.

At December 31, 2014, the Bank’s regulatory capital exceeded the FDIC regulatory requirements, and the Bank was well-capitalized under regulatory prompt corrective action standards. In addition, at December 31, 2014, the Company’s capital levels exceeded the FRB’s requirements, and the Company was considered well-capitalized under FRB guidelines. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain well-capitalized status.

Our capital ratios at December 31, 2014 are reflected below:

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage Capital Level(1):
MutualFirst Consolidated	$120,568	8.5%	$56,687	4.0%	N/A	N/A
MutualBank	124,083	8.8	56,610	4.0	70,763	5.0
Tier 1 Risk-Based Capital Level (2) :
MutualFirst Consolidated	$120,568	12.3%	$39,269	4.0%	$58,903	6.0%
MutualBank	124,083	12.6	39,257	4.0	58,886	6.0
Total Risk-Based Capital Level (3) :
MutualFirst Consolidated	$132,847	13.5%	$78,537	8.0%	$98,171	10.0%
MutualBank	136,362	13.9	78,515	8.0	98,143	10.0

(1)	Tier 1 Capital to Average Total Assets of $1.4 billion for the Bank and $1.4 billion for the Company at December 31, 2014.
(2)	Tier 1 Capital to Risk-Weighted Assets of $981.4 million for the Bank and $981.7 million for the Company at December 31, 2014.
(3)	Total Capital to Risk-Weighted Assets.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin and improve earnings. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term, fixed-rate loans in our portfolio, during 2014 we sold in the secondary market $62.8 million of fixed rate, one- to four-family mortgage loans with a term to maturity of 15 years or greater, which was 54% of all such loans originated by the Bank during the year.

The following chart reflects the Bank’s percentage change in net income and capital assuming the most severe movement in interest rates as an immediate parallel rate shock in a range from down 100 basis points to up 400 basis points as of December 31, 2014

	Percentage Change in
	Net Interest Income	Capital
Rate Shock:
Up 400 basis points	(32.6)%	(30.7)%
Up 300 basis points	(23.1)%	(22.1)%
Up 200 basis points	(14.4)%	(12.8)%
Up 100 basis points	(6.6)%	(5.3)%
Down 100 basis points	(3.2)%	(15.7)%

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

	Percentage Change in
	Net Interest Income	Capital
Rate Shock:
Up 400 basis points	(2.5)%	7.0%
Up 300 basis points	(2.4)%	7.3%
Up 200 basis points	(1.7)%	7.7%
Up 100 basis points	(0.7)%	5.6%
Down 100 basis points	(6.1)%	(18.0)%

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

December 31, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

MutualFirst Financial, Inc.

Muncie, Indiana

We have audited the accompanying consolidated balance sheets of MutualFirst Financial, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MutualFirst Financial, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MutualFirst Financial, Inc. internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2015, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BKD, LLP

Indianapolis, Indiana

March 13, 2015

MutualFirst Financial, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	2014	2013
Assets
Cash and due from banks	$7,475	$8,013
Interest-bearing demand deposits	22,100	17,272
Cash and cash equivalents	29,575	25,285
Investment securities available for sale	260,806	264,348
Loans held for sale	6,140	1,888
Loans, net of allowance for loan losses of $13,168 and $13,412, at December 31, 2014 and 2013, respectively	1,003,518	965,966
Premises and equipment, net	30,939	31,471
Federal Home Loan Bank stock	11,964	14,391
Investment in limited partnerships	1,582	2,092
Deferred tax asset	13,305	17,002
Cash value of life insurance	51,002	49,843
Goodwill	1,800	-
Core deposit and other intangibles	1,105	1,629
Other assets	12,472	17,490
Total assets	$1,424,208	$1,391,405

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$154,178	$144,195
Interest-bearing	925,142	968,889
Total deposits	1,079,320	1,113,084
Federal Home Loan Bank advances	192,442	142,928
Other borrowings	10,174	10,890
Other liabilities	14,735	12,861
Total liabilities	1,296,671	1,279,763

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value Authorized - 20,000,000 shares Issued and outstanding - 7,236,002 and 7,117,179 shares	72	71
Additional paid-in capital	74,916	73,336
Retained earnings	50,171	41,650
Accumulated other comprehensive income (loss)	2,378	(3,415)
Total stockholders' equity	127,537	111,642
Total liabilities and stockholders' equity	$1,424,208	$1,391,405

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Income

(In Thousands, Except Share and Per Share Data)

	2014	2013	2012
Interest and Dividend Income
Loans receivable	$43,522	$44,028	$46,095
Investment securities	7,036	7,107	8,751
Federal Home Loan Bank stock	603	503	450
Deposits with financial institutions	17	29	52
Total interest and dividend income	51,178	51,667	55,348

Interest Expense
Deposits	6,128	9,337	11,800
Federal Home Loan Bank advances	2,225	1,284	2,119
Other	570	603	785
Total interest expense	8,923	11,224	14,704

Net Interest Income	42,255	40,443	40,644
Provision for loan losses	850	1,300	6,025
Net Interest Income After Provision for Loan Losses	41,405	39,143	34,619

Other Income
Service fee income	5,995	5,989	6,492
Net realized gain on sales of available-for-sale securities	313	835	2,831
Commissions	4,868	4,354	3,894
Equity in losses of limited partnerships	(385)	(453)	(498)
Net gains on sales of loans	1,849	852	1,870
Net servicing fees (expense)	114	556	(203)
Increase in cash value of life insurance	1,158	1,396	1,351
Loss on sale of other real estate and repossessed assets	(53)	(320)	(564)
Other income	515	343	351
Total other income	14,374	13,552	15,524

Other Expenses
Salaries and employee benefits	23,560	22,492	21,335
Net occupancy expenses	2,258	2,087	2,339
Equipment expenses	1,872	1,837	1,846
Data processing fees	1,558	1,431	1,539
Advertising and promotion	1,497	1,464	1,602
ATM and debit card expenses	1,320	1,132	977
Deposit insurance	1,019	1,145	1,260
Professional fees	1,628	1,394	1,616
Software subscriptions and maintenance	1,652	1,452	1,471
Other real estate and repossessed assets	631	773	881
Other expenses	4,383	4,480	5,399
Total other expenses	41,378	39,687	40,265

Income Before Income Tax	14,401	13,008	9,878
Income tax expense	3,583	3,808	2,632

Net Income	10,818	9,200	7,246
Preferred stock dividends and accretion	-	1,257	1,446

Net Income Available to Common Shareholders	$10,818	$7,943	$5,800

Earnings Per Share
Basic	$1.51	$1.12	$0.83
Diluted	$1.46	$1.09	$0.82
Dividends Per Share	$0.32	$0.24	$0.24

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Comprehensive Income
(In Thousands)

	2014	2013	2012
Net Income	$10,818	$9,200	$7,246
Other Comprehensive Income
Net unrealized holding gain (loss) on securities available-for-sale	8,921	(9,810)	4,782
Net unrealized gain on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	381	800	43
Reclassification adjustment for realized gains included in net income	(313)	(835)	(2,831)
Net unrealized gain on derivative used for cash flow hedges	150	157	56
Net unrealized gain (loss) relating to defined benefit plan	(209)	149	399
	8,930	(9,539)	2,449
Income tax (expense) benefit related to other comprehensive income	(3,137)	3,321	(849)
Other comprehensive income (loss)	5,793	(6,218)	1,600

Comprehensive Income	$16,611	$2,982	$8,846

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share and Per Share Data)

	Preferred Stock	Paid-in Capital Preferred	Common Stock	Paid-in Capital Common	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Benefit Plan Shares	Total
Balances January 1, 2012	$1	$28,923	$70	$71,796	$31,270	$1,203	$(636)	$132,627
Net income					7,246			7,246
Other comprehensive income, net of taxes						1,600		1,600
Stock options, exercised			1	550				551
Stock options, vested				253				253
Cash dividends, common stock ($.24 per share)					(1,667)			(1,667)
Cash dividends, preferred stock (5%)					(1,446)			(1,446)
ESOP shares earned				11			318	329
Balances December 31, 2012	1	28,923	71	72,610	35,403	2,803	(318)	139,493
Net income					9,200			9,200
Other comprehensive loss, net of taxes						(6,218)		(6,218)
Stock options, exercised				538				538
Stock options, vested				32				32
Stock repurchased and retired	(1)	(28,923)						(28,924)
Cash dividends, common stock ($.24 per share)					(1,696)			(1,696)
Cash dividends, preferred stock (5%)					(1,257)			(1,257)
ESOP shares earned				156			318	474
Balances December 31, 2013	-	-	71	73,336	41,650	(3,415)	-	111,642
Net income					10,818			10,818
Other comprehensive income, net of taxes						5,793		5,793
Stock options, exercised			1	1,346				1,347
Tax benefit on stock options				234				234
Cash dividends, common stock ($.32 per share)					(2,297)			(2,297)
Balances December 31, 2014	$-	$-	$72	$74,916	$50,171	$2,378	$-	$127,537

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Cash Flows
(In Thousands, Except Share and Per Share Data)

	2014	2013	2012
Operating Activities
Net income	$10,818	$9,200	$7,246
Items not requiring cash
Provision for loan losses	850	1,300	6,025
Depreciation and amortization	4,113	5,756	6,736
Deferred income tax	914	2,213	582
Loans originated for sale	(67,295)	(67,787)	(42,060)
Proceeds from sales of loans held for sale	64,614	70,926	43,171
Gain on sale of loans held for sale	(1,849)	(852)	(1,870)
Gain on sale of securities, available for sale	(313)	(835)	(2,831)
Loss on sale of other real estate and repossessed assets	53	320	564
Prepaid FDIC premium	-	1,647	1,174
Change in
Interest receivable and other assets	(213)	(412)	1,201
Interest payable and other liabilities	774	507	726
Cash value of life insurance	(1,158)	(1,396)	(1,351)
Other equity adjustments	-	474	624
Other adjustments	702	558	524
Net cash provided by operating activities	12,010	21,619	20,461

Investing Activities
Net change in interest earning deposits	-	-	1,415
Purchases of securities, available for sale	(48,001)	(99,766)	(114,448)
Proceeds from maturities and paydowns of securities, available for sale	31,709	53,348	68,847
Proceeds from sales of securities, available for sale	28,317	53,179	98,326
Redemption of Federal Home Loan Bank stock	2,427	-	-
Net change in loans	(41,611)	(3,863)	(88,639)
Proceeds from sales of loans transferred to held for sale	-	-	3,669
Purchases of premises and equipment	(1,306)	(1,025)	(2,139)
Cash paid in acquisition, net	(900)	-	-
Proceeds from real estate owned sales	7,605	3,753	4,539
Net cash provided by (used in) investing activities	(21,760)	5,626	(28,430)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	36,828	35,215	79,986
Certificates of deposit	(70,593)	(106,140)	(64,334)
Proceeds from FHLB advances	493,700	355,375	496,650
Repayment of FHLB advances	(444,186)	(287,122)	(523,369)
Repayment of other borrowings	(759)	(759)	(847)
Redemption of preferred stock	-	(28,924)	-
Cash dividends	(2,297)	(2,953)	(3,113)
Other financing activities	1,347	570	551
Net cash provided by (used in) financing activities	14,040	(34,738)	(14,476)

Net Change in Cash and Cash Equivalents	4,290	(7,493)	(22,445)

Cash and Cash Equivalents, Beginning of Period	25,285	32,778	55,223

Cash and Cash Equivalents, End of Period	$29,575	$25,285	$32,778

Additional Cash Flows Information
Interest paid	$8,857	$11,145	$14,808
Income tax paid	2,500	1,800	600
Transfers from loans to foreclosed real estate	2,129	5,038	5,254
Mortgage servicing rights capitalized	278	464	294

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of MutualFirst Financial, Inc. (Company) and its wholly owned subsidiaries, MFBC Statutory Trust and MutualBank (Bank) and the Bank’s wholly owned subsidiaries, Mishawaka Financial Services, Mutual Federal Investment Company and the wholly owned subsidiary of Mutual Federal Investment Company, Mutual Federal REIT, Inc. and Summit Service Corp. and the wholly owned subsidiary of Summit Service Corp., Summit Mortgage, Inc., conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. The more significant of the policies are described below.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, goodwill, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, loan servicing rights, valuation of deferred tax assets, other-than-temporary impairments (OTTI) and fair value of financial instruments.

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

Cash Equivalents - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2014 and 2013, cash equivalents consisted primarily of money market accounts with brokers and checking accounts with government sponsored entities.

At December 31, 2014, the Company’s cash accounts exceeded federally insured limits by approximately $12.2 million. Included in this amount are uninsured accounts of approximately $2.2 million at the Federal Reserve Bank of Chicago and Federal Home Loan Bank of Indianapolis. The majority of the remaining funds, $9.2 million, were held in a money market account for investment purchases.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Investment Securities - Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. At December 31, 2014 and 2013, no securities were classified as held to maturity. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. When the Company does not intend to sell a debt security, and it is more likely than not that, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

Stock options. The Company has stock-based employee compensation plans, which are described more fully in Note 22.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
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
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

In January 2014, the FASB issued ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

Comments were due by September 13, 2013.

Note 3: Restriction on Cash

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank of Chicago. The reserve required at December 31, 2014 was $1,911,000.

Note 4: Investment Securities

The amortized costs and approximate fair values, together with gross unrealized gains and losses on securities, are as follows:

	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities
Government-sponsored agencies	$110,452	$2,927	$(89)	$113,290
Collateralized mortgage obligations
Government-sponsored agencies	97,325	1,270	(836)	97,759
Federal agencies	4	-	-	4
Municipal obligations	27,246	2,013	(7)	29,252
Corporate obligations	21,763	44	(1,306)	20,501
Total investment securities	$256,790	$6,254	$(2,238)	$260,806

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

All mortgage-backed securities and collateralized-mortgage obligations held by the Company as of December 31, 2014 were in government-sponsored and federal agency securities.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2014 and 2013 was $67.5 million and $147.8 million, which is approximately 25.9 percent and 55.9 percent of the Company’s investment portfolio at those dates.

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

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013:

	2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities
Government-sponsored agencies	$1,069	$(9)	$19,580	$(80)	$20,649	$(89)
Collateralized mortgage obligations
Government-sponsored agencies	5,075	(40)	34,159	(796)	39,234	(836)
Municipal obligations	-	-	631	(7)	631	(7)
Corporate obligations	-	-	6,995	(1,306)	6,995	(1,306)
Total temporarily impaired securities	$6,144	$(49)	$61,365	$(2,189)	$67,509	$(2,238)

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

Collateralized Mortgage Obligations (CMO) and Mortgage-Backed Securities (MBS)

The unrealized losses on the Company’s investment in CMOs and MBSs were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because (1) the decline in market value is attributable to changes in interest rates and not credit quality, (2) the Company does not intend to sell the investments and (3) it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014.

Municipals

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the investment securities to be other-than-temporarily impaired at December 31, 2014.

Corporate Obligations

The Company’s unrealized loss on investments in corporate obligations primarily relates to investments in pooled trust preferred securities. The unrealized losses were primarily caused by (1) a decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (2) a sector downgrade by several industry analysts. The Company currently expects some of the securities to settle at a price less than the amortized cost basis of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security). The Company has recognized a loss equal to the credit loss for these securities, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell these investments and it is likely that the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be at maturity, it does not consider the remainder of the investments to be other-than-temporarily impaired at December 31, 2014.

Other-Than-Temporary Impairment

Upon acquisition of a security, the Company decides whether it is within the scope of the accounting guidance for beneficial interests in securitized financial assets or whether it will be evaluated for impairment under the accounting guidance for investments in debt and equity securities.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

	Accumulated Credit Losses
	2014	2013	2012
Credit losses on debt securities held
Beginning of period	$1,205	$1,205	$3,567
Reductions related to actual losses incurred	-	-	(2,362)
Reductions for previous credit losses realized on securities sold during the year	(1,096)	-	-
As of December 31,	$109	$1,205	$1,205

The amortized cost and fair value of securities available for sale at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
Description Securities	Amortized Cost	Fair Value
Security obligations due
One to five years	$9,604	$9,625
Five to ten years	10,777	10,891
After ten years	28,632	29,241
	49,013	49,757
Mortgage-backed securities
Government-sponsored agencies	110,452	113,290
Collateralized mortgage obligations
Government-sponsored agencies	97,325	97,759
Totals	$256,790	$260,806

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $0 and $2,140,000 at December 31, 2014 and 2013.

Proceeds from sales of securities available for sale during 2014, 2013 and 2012 were $28,317,000, $53,179,000 and $98,326,000, respectively. Gross gains of $1,176,000, $898,000 and $2,831,000 in 2014, 2013 and 2012 were recognized on those sales. Gross losses of $863,000, $63,000 and $0 in 2014, 2013 and 2012 were recognized on those sales.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 5: Loans and Allowance

Classes of loans at December 31, 2014 and 2013 include:

	2014	2013
Real estate
Commercial	$198,019	$200,817
Commercial construction and development	33,102	13,321
Consumer closed end first mortgage	517,063	531,272
Consumer open end and junior liens	71,073	69,354
	819,257	814,764
Other loans
Consumer loans
Auto	14,712	14,856
Boat/RVs	94,761	79,419
Other	5,184	5,766
Commercial and industrial	88,474	75,402
	203,131	175,443
Total loans	1,022,388	990,207
Undisbursed loans in process	(9,285)	(13,346)
Unamortized deferred loan costs, net	3,583	2,517
Allowance for loan losses	(13,168)	(13,412)
Net loans	$1,003,518	$965,966

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Year-end non-accrual loans, segregated by class of loans, were as follows:

	2014	2013
Real estate
Commercial	$2,023	$1,349
Commercial construction and development	209	1,103
Consumer closed end first mortgage	3,499	4,057
Consumer open end and junior liens	658	421
Consumer loans
Auto	-	10
Boat/RVs	191	339
Other	27	12
Commercial and industrial	605	1,109
	$7,212	$8,400

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

An age analysis of the Company’s past due loans, segregated by class of loans, as of December 31, 2014 and 2013 are as follows:

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days or More and Accruing
Real estate
Commercial	$1,308	$848	$325	$2,481	$195,538	$198,019	$-
Commercial construction and development	-	-	209	209	32,893	33,102	-
Consumer closed end first mortgage	8,144	1,220	2,160	11,524	505,539	517,063	226
Consumer open end and junior liens	969	130	27	1,126	69,947	71,073	-
Consumer loans
Auto	65	-	-	65	14,647	14,712	-
Boat/RVs	775	158	115	1,048	93,713	94,761	-
Other	92	27	14	133	5,051	5,184	-
Commercial and industrial	1,066	176	441	1,683	86,791	88,474	-
	$12,419	$2,559	$3,291	$18,269	$1,004,119	$1,022,388	$226

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days or More and Accruing
Real estate
Commercial	$763	$196	$1,196	$2,155	$198,662	$200,817	$-
Commercial construction and development	333	-	915	1,248	12,073	13,321	-
Consumer closed end first mortgage	11,680	2,122	3,515	17,317	513,955	531,272	175
Consumer open end and junior liens	609	185	394	1,188	68,166	69,354	-
Consumer loans
Auto	54	8	9	71	14,785	14,856	-
Boat/RVs	1,410	262	202	1,874	77,545	79,419	13
Other	61	3	-	64	5,702	5,766	-
Commercial and industrial	67	393	531	991	74,411	75,402	-
	$14,977	$3,169	$6,762	$24,908	$965,299	$990,207	$188

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Interest on impaired loans is recorded based on the performance of the loan. All interest received on impaired loans that are on nonaccrual is accounted for on the cash-basis method until qualifying for return to accrual. Interest is accrued per the contract for impaired loans that are performing.

The following tables present impaired loans for the years ended December 31, 2014, 2013 and 2012:

	December 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$4,933	$4,933	$-	$3,776	$161
Commercial construction and development	931	1,860	-	1,323	30
Consumer closed end first mortgage	1,138	1,138	-	1,142	8
Consumer open end and junior liens	-	-	-	100	3
Commercial and industrial	758	789	-	923	12

Total	$7,760	$8,720	$-	$7,264	$214

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

As of December 31, 2014, there were no impaired loans with a valuation allowance.

	December 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$3,148	$3,660	$-	$3,894	$160
Commercial construction and development	1,294	3,218	-	5,386	46
Consumer closed end first mortgage	1,483	2,071	-	2,582	33
Commercial and industrial	764	764	-	897	2

Loans with a specific valuation allowance
Real estate
Commercial construction and development	344	371	100	344	-
Commercial and industrial	424	624	235	566	20

Total	$7,457	$10,708	$335	$13,669	$261
115

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$5,341	$6,354	$-	$5,384	$248
Commercial construction and development	3,632	7,078	-	4,884	30
Consumer closed end first mortgage	2,583	3,522	-	3,755	58
Commercial and industrial	972	972	-	2,828	117

Loans with a specific valuation allowance
Real estate
Commercial	208	947	100	211	12
Commercial construction and development	4,639	5,157	959	5,230	78
Consumer closed end first mortgage	834	834	57	654	-
Commercial and industrial	912	912	257	921	30

Total	$19,121	$25,776	$1,373	$23,867	$573

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2014.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

December 31, 2014
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real Estate	Construction and Development	Commercial and Industrial
Pass	$187,436	$30,422	$84,746
Special Mention	3,316	1,721	439
Substandard	7,267	959	2,848
Doubtful	-	-	441
Total	$198,019	$33,102	$88,474

Consumer Credit Exposure Credit Risk Profile
Internal Rating	Closed End First Mortgage	Real Estate Open End and Junior Liens	Auto	Boat/RV	Other
Pass	$509,765	$70,299	$14,704	$94,377	$5,125
Special Mention	-	-	-	-	-
Substandard	7,298	774	8	384	59
Total	$517,063	$71,073	$14,712	$94,761	$5,184

December 31, 2013
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real Estate	Construction and Development	Commercial and Industrial
Pass	$190,041	$9,910	$73,648
Special Mention	3,308	1,659	223
Substandard	7,468	1,752	1,000
Doubtful	-	-	531
Total	$200,817	$13,321	$75,402

Consumer Credit Exposure Credit Risk Profile
Internal Rating	Closed End First Mortgage	Real Estate Open End and Junior Liens	Auto	Boat/RV	Other
Pass	$522,352	$68,445	$14,834	$78,863	$5,415
Special Mention	1,783	-	-	-	-
Substandard	7,137	909	22	556	351
Total	$531,272	$69,354	$14,856	$79,419	$5,766

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2014, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses on other segments.

	December 31, 2014
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$8,148	$3,124	$2,140	$13,412
Provision charged to expense	(1,273)	888	1,235	850
Losses charged off	(289)	(572)	(1,021)	(1,882)
Recoveries	499	31	258	788
Balance, end of period	$7,085	$3,471	$2,612	$13,168
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	7,085	3,471	2,612	13,168
Total allowance for loan losses	$7,085	$3,471	$2,612	$13,168

Loans:
Ending balance
Individually evaluated for impairment	$6,622	$1,138	$-	$7,760
Collectively evaluated for impairment	312,973	515,925	185,730	1,014,628
Total Loans	$319,595	$517,063	$185,730	$1,022,388

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
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

At December 31, 2014 and 2013, the Company had a number of loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following tables describe troubled debts restructured during the years ended December 31, 2014, 2013 and 2012.

	December 31, 2014
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	6	$1,229	$1,248
Consumer closed end first mortgage	12	1,493	1,139
Consumer open end and junior liens	5	58	59
Commercial and industrial	2	193	223

	December 31, 2013
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	3	$1,532	$1,601
Consumer closed end first mortgage	24	1,706	1,884
Consumer open end and junior liens	30	1,236	1,249
Consumer loans
Auto	2	22	22
Boat/RVs	6	172	171
Other	1	11	11
Commercial and industrial	3	1,122	843

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2012
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	10	$2,239	$2,399
Commercial construction and development	3	1,047	1,133
Consumer closed end first mortgage	57	3,857	4,098
Consumer open end and junior liens	14	592	590
Consumer loans
Auto	4	34	33
Boat/RVs	7	154	153
Other	4	53	52
Commercial and industrial	6	325	386

The impact on the allowance for loan losses was insignificant as a result of these modifications.

Newly restructured loans by type for the years ended December 31, 2014, 2013 and 2012 are as follows:

	December 31, 2014
	Interest Only	Term	Combination	Total Modification
Real Estate
Commercial	$-	$701	$547	$1,248
Consumer closed end first mortgage	101	-	1,038	1,139
Consumer open end junior lien	-	28	31	59
Commercial and industrial	-	223	-	223

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Defaults of any loans modified as troubled debt restructurings made in the years ended December 31, 2014, 2013 and 2012, respectively, are listed in the table below. Defaults are defined as any loans that become 90 days past due. We have included one other commercial loan in the default category due to a large subsequent charge-off after modification.

	December 31, 2014
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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The aggregate amount of loans, as defined, to such related parties was as follows:

2014
Balances, January 1,	$6,784
Change in composition	1,345
New loans, including renewals	4,349
Payments, etc., including renewals	(4,511)
Balances, December 31,	$7,967

Note 7: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2014	2013
Cost
Land	$13,100	$12,842
Buildings and land improvements	25,334	26,005
Equipment	12,555	13,548
Total cost	50,989	52,395
Accumulated depreciation and amortization	(20,050)	(20,924)
Net	$30,939	$31,471

Note 8: Investment In Limited Partnerships

The investments in limited partnerships are as follows:

	2014	2013
Pedcor Investments 1997-XXVIII (99.00 percent ownership)	$566	$849
Pedcor Investments 1987-XXXI (49.5 percent ownership)	-	63
Pedcor Investments 2000-XLI (50.0 percent ownership)	330	412
Pedcor Investments 2001-LI (9.90 percent ownership)	85	107
Pedcor Investments 2008-CIII (21.50 percent ownership)	601	661
	$1,582	$2,092

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

These limited partnerships build, own and operate apartment complexes. The Company records its equity in the net income or loss of the limited partnerships based on the Company’s interest in the partnerships. The Company recorded losses from these limited partnerships of $385,000, $453,000 and $498,000 for 2014, 2013 and 2012, respectively. In addition, the Company has recorded the benefit of low income housing tax credits of $107,000, $159,000 and $283,000 for 2014, 2013 and 2012, respectively. Combined financial statements for the limited partnerships recorded under the equity method of accounting are as follows:

	2014	2013
Assets
Cash	$394	$474
Land and property	47,124	48,722
Other assets	2,737	2,258
Total assets	$50,255	$51,454

Liabilities
Notes payable	$42,488	$42,376
Other liabilities	1,359	1,375
Total liabilities	$43,847	$43,751
Partners' equity
General partners	$(3,671)	$(3,652)
Limited partners	10,079	11,355
Total partners' equity	$6,408	$7,703
Total liabilities and partners' equity	$50,255	$51,454

	2014	2013	2012
Combined condensed statements of operations
Total revenue	$7,110	$6,786	$6,606
Total expenses	(7,655)	(7,472)	(6,905)
Net loss	$(545)	$(686)	$(299)

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 9: Core Deposit and Other Intangibles

The carrying basis of recognized intangible assets at December 31, 2014 and 2013, were:

	2014	2013
Core deposits	$840	$1,396
Other intangibles	265	233
	$1,105	$1,629

Amortization expense for the years ended December 31, 2014, 2013 and 2012, was $647,000, $782,000 and $962,000, respectively. Estimated amortization expense for each of the next five years is:

2015	$499
2016	345
2017	189
2018	58
2019	14
$1,105

Note 10: Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2014 was:

2014
Balance as of January 1	$-
Goodwill acquired during the year	1,800
Balance as of December 31	$1,800

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 11: Deposits

Deposits were comprised of the following at December 31, 2014 and 2013:

	2014	2013
Noninterest-bearing demand	$154,178	$144,195
Interest-bearing demand	253,042	262,114
Savings	124,051	119,380
Money market savings	146,847	115,600
Certificates and other time deposits of $100,000 or more	164,543	182,003
Other certificates	236,659	289,792
Total deposits	$1,079,320	$1,113,084

Certificates, including other time deposits of $100,000 or more, maturing in years ending December 31 are as follows:

2015	$184,267
2016	77,221
2017	55,981
2018	35,000
2019	35,060
Thereafter	13,673
$401,202

Note 12: Federal Home Loan Bank Advances

FHLB advances maturing in years ending December 31 are as follows:

2015	$41,824
2016	26
2017	39,028
2018	37,030
2019	38,533
Thereafter	36,001
$192,442

At December 31, 2014, the Company had pledged $430,878,000 in qualifying first mortgage loans as collateral for advances and outstanding letters of credit. Advances, at interest rates from 0.34% to 6.73% at December 31, 2014, were subject to restrictions or penalties in the event of prepayment.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 13: Other Borrowings

Other borrowings consisted of the following components as of December 31:

	2014	2013
Note payable	$6,071	$6,830
Subordinated debenture	4,103	4,060
Total	$10,174	$10,890

The Company borrowed $7,589,000 from First Tennessee Bank, N.A. at a variable rate of LIBOR plus 2.80%, with principal and interest payments made quarterly. Company also has an interest rate swap that fixed the variable rate portion of this loan for the term of the note at 3.92%. The loan is collateralized by the Bank’s stock and matures in December 2017.

The maturity of the First Tennessee note is as follows:

Principal Payments Due in Years Ending December 31:
2015	$759
2016	759
2017	4,553
$6,071

The Company assumed $5,000,000 in debentures as the result of an acquisition of MFB Corp. in 2008. In 2005, MFB Corp. had formed MFBC Statutory Trust (MFBC), as a wholly owned business trust, to sell trust preferred securities. The proceeds from the sale of these trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from the acquired company. The junior subordinated debentures are the sole assets of MFBC and are fully and unconditionally guaranteed by the Company. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The securities bore a fixed rate of interest of 6.22% for the first five years, and the rate resets quarterly at the prevailing three-month LIBOR rate plus 170 basis points. In 2009, the Company entered into a forward interest rate swap that fixed the variable rate portion for five years at 5.15% expiring in September 2015. The effect of the interest rate swap is not material to the financial statements and has been determined to be 100% effective. Accordingly, the impact of the cash flow hedge is recorded, net of tax, in other comprehensive income. The Company may redeem the trust preferred securities, in whole or in part, without penalty, on or after September 15, 2010. These securities mature on September 15, 2035. The net balance of the note as of December 31, 2014 was $4,103,000 due to the fair value adjustment of the note made at the time of the acquisition.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 14: Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans consist of the following:

	2014	2013
Loans serviced for
Freddie Mac	$295,589	$303,313
Fannie Mae	16,024	20,881
FHLB	12,963	10,958
Other investors	1,670	1,811
	$326,246	$336,963

The aggregate fair value of capitalized mortgage servicing rights is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates. The amount of servicing fees collected during 2014, 2013 and 2012 totaled approximately $832,000, $896,000, and $986,000.

	2014	2013	2012
Mortgage-servicing rights
Balances, January 1	$1,858	$2,396	$3,101
Servicing rights capitalized	278	464	294
Amortization of servicing rights	(719)	(1,002)	(999)
	1,417	1,858	2,396
Valuation allowance	-	-	(665)
	$1,417	$1,858	$1,731

The fair value of servicing rights subsequently measured using the amortization method was as follows:

	2014	2013	2012
Mortgage-servicing rights
Fair value, beginning of period	$2,106	$1,731	$2,626
Fair value, end of period	2,048	2,106	1,731

Activity in the valuation allowance for mortgage servicing rights was as follows:

	2014	2013	2012
Balance, beginning of year	$-	$665	$475
Additions	-	-	190
Reductions	-	(665)	-
Balance, end of year	$-	$-	$665

MutualFirst Financial, Inc.

 Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 15: Income Tax

The provision for income taxes includes these components:

	2014	2013	2012
Income tax expense
Currently payable
Federal	$2,930	$2,272	$1,745
State	(261)	(677)	305
Deferred
Federal	433	1,372	887
State	481	841	(305)
Total income tax expense	$3,583	$3,808	$2,632

A reconciliation of income tax expense at the federal statutory rate to actual tax expense is shown below:

	2014	2013	2012
Federal statutory income tax at 34%	$4,897	$4,423	$3,359
Other than temporary impairment	(615)	-	-
State taxes	145	109	-
Low income housing credits	(107)	(159)	(283)
Tax-exempt income	(818)	(725)	(587)
Other	81	160	143
Actual tax expense	$3,583	$3,808	$2,632
Effective tax rate	24.88%	29.28%	26.64%

The components of the deferred asset included on the consolidated balance sheets were as follows:

	2014	2013
Assets
Unrealized loss on securities available for sale	$-	$1,762
Allowance for loan losses	5,344	5,439
Deferred compensation	3,191	2,970
Business tax and AMT credit carryovers	5,463	7,140
Capital loss carryover	144	548
Net operating loss carryover	2,148	2,684
Goodwill impairment	2,611	3,032
Purchase accounting adjustments	1,120	1,161
Other	1,306	920
Total assets	21,327	25,656

Liabilities
Unrealized gain on securities available for sale	$(1,375)	$-
Depreciation and amortization	(532)	(833)
FHLB stock	(447)	(541)
State income tax	(757)	(1,011)
Loan fees	(245)	(770)
Investments in limited partnerships	(2,584)	(2,596)
Mortgage servicing rights	(501)	(732)
Other	(361)	(336)
Total liabilities	(6,802)	(6,819)

Valuation Allowance
Beginning balance	(1,835)	(1,835)
Decrease during period	615	-
Ending balance	(1,220)	(1,835)
Net deferred tax asset	$13,305	$17,002

MutualFirst Financial, Inc.

 Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The Company has unused business income tax credits of $4,112,000 that will begin to expire in 2027 and a state net operating loss of $28,635,000 that will begin to expire in 2022. In addition, the Company has an AMT credit carryover of $1,351,000 with an unlimited carryover period. Management believes that the Company will be able to utilize the benefits recorded for the state loss carryforwards and federal credits within the allotted time periods, except for the amount represented by the valuation allowance. The valuation allowance has been recorded for the possible inability to use a portion of the state net operating loss carryover as well as the inability to utilize the capital losses generated from realized losses and losses recognized related to other than temporary impairment.

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

The Company’s federal and state income tax returns have been closed without audit by the IRS through the year ended December 31, 2010.

Note 16: Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2014	2013
Net unrealized gain (loss) on securities available-for-sale	$4,933	$(2,029)
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(917)	(2,945)
Net unrealized loss on derivative used for cash flow hedges	(109)	(259)
Net unrealized gain relating to defined benefit plan liability	(109)	100
	3,798	(5,133)
Tax expense (benefit)	1,420	(1,718)
Net of tax amount	$2,378	$(3,415)

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Statement of Income for the years ended December 31, 2014, 2013 and 2012.

	Amount Reclassified from Accumulated Other Comprehensive Income For the Year Ended December 31,
Details about Accumulated Other Comprehensive Income Components	2014	2013	2012	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available-for-sale securities
Realized securities gains reclassified into income	$313	$835	$2,831	Net realized gains on sale of available-for-sale securities
Related income tax expense	(106)	(284)	(963)	Income tax expense

Total reclassifications for the period, net of tax	$207	$551	$1,868

Note 17: Commitments and Contingent Liabilities

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

Financial instruments whose contract amount represents credit risk as of December 31:

	2014	2013
Loan commitments	$200,189	$185,702
Standby letters of credit	2,288	2,909

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

Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days, and which are primarily intended for sale to investors in the secondary market. Total mortgage loans in the process of origination amounted to $817,000 and $1,301,000, and mortgage loans held for sale amounted to $6,140,000 and $1,888,000, at December 31, 2014 and 2013, respectively.

Note 18: Stockholders’ Equity

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding retained net income for the previous two calendar years and the current year. In the event the Bank becomes unable to pay dividends to the Company, the Company may not be able to service its debt, pay its other obligations or pay dividends on its common stock. At December 31, 2014, the Bank was not able to pay dividends without prior regulatory notification.

Note 19: Preferred Stock

As of December 31, 2013, the Company had repurchased all of the preferred stock issued to the Treasury under the Small Business Lending Fund (SBLF).

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2014 and 2013, the Company and Bank meet all capital adequacy requirements to which it is subject.

The Company’s and Bank’s actual capital amounts and ratios are presented in the table below.

	December 31, 2014
	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Leverage Capital Level(1):
MutualFirst Consolidated	$120,568	8.5%	$56,687	4.0%	$	N/A	N/A %
MutualBank	124,083	8.8	56,610	4.0		70,763	5.0
Tier 1 Risk-Based Capital Level (2) :
MutualFirst Consolidated	$120,568	12.3%	$39,269	4.0%		$58,903	6.0%
MutualBank	124,083	12.6	39,257	4.0		58,886	6.0
Total Risk-Based Capital Level (3) :
MutualFirst Consolidated	$132,847	13.5%	$78,537	8.0%		$98,171	10.0%
MutualBank	136,362	13.9	78,515	8.0		98,143	10.0

(1) Tier 1 Capital to Average Total Assets of $1.4 billion for the Bank and $1.4 billion for the Company at December 31, 2014.

(2) Tier 1 Capital to Risk-Weighted Assets of $981.4 million for the Bank and $981.7 million for the Company at December 31, 2014.

(3) Total Capital to Risk-Weighted Assets.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2013
	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Leverage Capital Level(1):
MutualFirst Consolidated	$109,771	7.9%	$55,652	4.0%	$	N/A	N/A %
MutualBank	115,174	8.3	55,621	4.0		69,526	5.0
Tier 1 Risk-Based Capital Level (2) :
MutualFirst Consolidated	$109,771	11.3%	$38,754	4.0%		$58,131	6.0%
MutualBank	115,174	11.9	38,733	4.0		58,099	6.0
Total Risk-Based Capital Level (3) :
MutualFirst Consolidated	$121,891	12.6%	$77,507	8.0%		$96,884	10.0%
MutualBank	127,294	13.2	77,466	8.0		96,832	10.0

(1) Tier 1 Capital to Average Total Assets of $1.4 billion for the Bank and $1.4 billion for the Company at December 31, 2013.

(2) Tier 1 Capital to Risk-Weighted Assets of $968.3 million for the Bank and $968.8 million for the Company at December 31, 2013.

(3) Total Capital to Risk-Weighted Assets.

Note 21: Employee Benefits

The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The contributions are discretionary and determined annually. The Company matches employees' contributions at the following rates: 100 percent of participant contributions up to 4% and 50 percent of participant contributions from 5-6%, not to exceed a maximum of 5% of their compensation. The match amounts were increased in 2014 from the prior rates: 100 percent of participant contributions up to 3% and 50 percent of participant contributions from 4-5%, not to exceed a maximum of 4% of their compensation. The Company’s expense for the plan was $739,000, $552,000 and $537,000 for 2014, 2013 and 2012, respectively.

The Company has a supplemental retirement plan and deferred compensation arrangements for the benefit of certain officers. The Company also has deferred compensation arrangements with certain directors whereby, in lieu of currently receiving fees, the directors or their beneficiaries will be paid benefits for an established period following the director’s retirement or death. These arrangements are informally funded by life insurance contracts which have been purchased by the Company. The Company records a liability for these vested benefits based on the present value of future payments. The Company’s expense for the plan was $730,000, $748,000 and $675,000 for 2014, 2013 and 2012, respectively.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The Company has an ESOP covering substantially all of its employees. During 2013 the ESOP reached maturity and the last of the shares were allocated in early 2014. At December 31, 2014 and 2013 the Company had no unearned ESOP shares. At December 31, 2012, the Company had 31,785 unearned ESOP shares with a fair value of $363,000. Shares were released to participants proportionately as ESOP debt was repaid. Dividends on allocated shares were recorded as dividends and charged to retained earnings. Dividends on unallocated shares were used to repay the loan. Compensation expense was recorded equal to the fair market value of the stock committed-to-be-released when contributions, which are determined annually by the Board of Directors of the Company and Bank, were made to the ESOP. Expense under the ESOP for 2014, 2013 and 2012 was $0, $474,000 and $328,000, respectively. The following table provides information on ESOP shares at December 31:

	2014	2013	2012
Allocated shares	426,877	414,896	397,176
Suspense shares	-	-	31,785
Committed-to-be released shares	-	31,785	31,783

Note 22: Stock Option Plans

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following is a summary of the status of the Company’s stock option plans and changes in these plans during 2014.

	2014
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	687,043	$10.70
Exercised	(118,823)	11.34
Outstanding and exercisable, end of year	568,220	$10.57	6.5 years	$6,570

There were 118,823, 61,677 and 67,916 options exercised during the years ended December 31, 2014, 2013 and 2012. There were no options granted during 2014 or 2013 and 58,000 shares granted in 2012. The weighted-average grant-date fair value of options granted during 2012 was $2.01. The Company will fulfill options with authorized but unissued shares of stock from the 934,702 shares the Company has authorized under the shareholder approved equity compensation plans. There were 101,642 shares remaining to be granted under the current plans.

The incentive stock options were granted with the exercise price equal to market price on the day of the grant. The following assumptions were used to determine the fair value of options granted in 2012.

2012
Risk-free interest rate	1.70%
Expected option life	10.0 yrs
Dividend yield	3.45%
Expected volatility of stock price	31.50%

Cash received from options exercised under all share-based payment arrangements for years ended December 31, 2014, 2013 and 2012 was $1.3 million, $538,000 and $551,000, respectively. The intrinsic value on options exercised during the years ended December 31, 2014, 2013 and 2012 was $1.0 million, $377,000 and $287,000, respectively.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 23: Earnings Per Share

Earnings per share were computed as follows:

	2014
	Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Income available to common stockholders	10,818	7,160,700	$1.51
Effect of Dilutive Securities
Stock options	-	231,131
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$10,818	7,391,831	$1.46

	2013
	Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$9,200	7,076,877
Dividends and accretion on preferred stock	(1,257)
Income available to common stockholders	7,943	7,076,877	$1.12
Effect of Dilutive Securities
Stock options	-	180,941
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$7,943	7,257,818	$1.09

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	2012
	Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$7,246	6,951,727
Dividends and accretion on preferred stock	(1,446)
Income available to common stockholders	5,800	6,951,727	$0.83
Effect of Dilutive Securities
Stock options	-	103,957
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$5,800	7,055,684	$0.82

Options to purchase 44,161, 75,831, and 246,815 shares of common stock were outstanding at December 31, 2014, 2013 and 2012, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Note 24: Fair Values of Financial Instruments

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. The Company uses a third-party provider to provide market prices on its securities. Prices are evaluated by a third party. Level 1 securities include marketable equity securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include mortgage-backed, collateralized mortgage obligations, municipal, federal agency and certain corporate obligation securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain corporate obligation securities.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and level within the ASC 820 fair value hierarchy in which the fair value measurements fall:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2014
Mortgage-backed securities
Government sponsored agencies	$113,290	$-	$113,290	$-
Collateralized mortgage obligations
Government sponsored agencies	97,759	-	97,759	-
Federal agencies	4	-	4	-
Municipal obligations	29,252	-	29,252	-
Corporate obligations	20,501	-	17,979	2,522
Available-for-sale securities	$260,806	$-	$258,284	$2,522

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
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

The following is a reconciliation of the beginning and ending balances for the years ended December 31, 2014, 2013 and 2012 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	2014	2013	2012
Beginning balance	$3,336	$2,475	$2,454
Total realized and unrealized gains (losses)
Included in net income	(68)	-	-
Included in other comprehensive income (loss)	2,098	897	30
Sales	(2,826)	-	-
Settlements	(18)	(36)	(9)
Ending balance	$2,522	$3,336	$2,475
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$0	$0

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2014
Other real estate owned	$1,280	$-	$-	$1,280

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Impaired loans	$925	$-	$-	$925
Other real estate owned	1,677	-	-	1,677
Mortgage-servicing rights	2,106	-	-	2,106

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,522	Discounted cash flow	Discount rate	8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 1.8%
			Projected cures given deferral	0 - 15.0%
			Loss severity	34.2 - 39.8%
Other real estate owned	$1,280	Third party valuations	Discount to reflect realizable value less estimated selling costs	24.4 - 36.7%

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

December 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$3,336	Discounted cash flow	Discount rate	10.0 - 17.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.5 - 2.7%
			Projected cures given deferral	0 - 15.0%
			Loss severity	46.9 - 73.7%
Impaired loans (collateral dependent)	$925	Third party valuations	Discount to reflect realizable value	7.3 - 78.3%
Other real estate owned	$1,677	Third party valuations	Discount to reflect realizable value less estimated selling costs	0 - 25.0%
Mortgage-servicing rights	$2,106	Third party valuations	Prepayment speeds	105 - 700%
			Discount rates	10.0%
			Servicing fee	0.25%

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

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

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated balance sheets as of the dates noted below are as follows:

			Fair Value Measurements Using
December 31, 2014	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$29,575	$29,575	$29,575	$-	$-
Loans held for sale	6,140	6,220	-	6,220	-
Loans, net	1,003,518	1,006,233	-	-	1,006,233
FHLB stock	11,964	11,964	-	11,964	-
Interest receivable	3,730	3,730	-	3,730	-
Liabilities
Deposits	1,079,320	1,050,295	648,314	-	401,981
FHLB advances	192,442	191,995	-	191,995	-
Other borrowings	10,174	10,283	-	10,283	-
Interest payable	223	223	-	223	-

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

			Fair Value Measurements Using
December 31, 2013	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$25,285	$25,285	$25,285	$-	$-
Loans held for sale	1,888	1,905	-	1,905	-
Loans, net	965,966	935,414	-	-	935,414
FHLB stock	14,391	14,391	-	14,391	-
Interest receivable	3,775	3,775	-	3,775	-
Liabilities
Deposits	1,113,084	1,068,422	593,457	-	474,965
FHLB advances	142,928	141,526	-	141,526	-
Other borrowings	10,890	11,148	-	11,148	-
Interest payable	157	157	-	157	-

Note 25: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2014	2013
Assets
Cash on deposit with Bank	$1,726	$412
Cash on deposit with others	657	658
Total cash	2,383	1,070
Investment in common stock of Bank	135,264	121,362
Deferred tax	149	359
Other assets	-	10
Total assets	$137,796	$122,801

Liabilities
Other borrowings	$10,174	$10,890
Other liabilities	85	269
Total liabilities	10,259	11,159

Stockholders' Equity	127,537	111,642
Total liabilities and stockholders' equity	$137,796	$122,801

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed Statements of Income

	2014	2013	2012
Income
Interest income from Bank	$1	$4	$12
Dividends from Bank	3,500	30,692	5,200
Other income	-	-	17
Total income	3,501	30,696	5,229
Expenses	994	1,036	1,520
Income before income tax and equity in undistributed income of the Bank	2,507	29,660	3,709
Income tax benefit	(337)	(342)	(451)
Income before equity in undistributed income (distributions in excess of income) of the Bank	2,844	30,002	4,160
Equity in undistributed income (distributions in excess of income) of the Bank	7,974	(20,802)	3,086
Net Income	10,818	9,200	7,246
Preferred stock dividends and accretion	-	1,257	1,446
Net Income Available to Common Shareholders	$10,818	$7,943	$5,800

Condensed Statements of Comprehensive Income

	2014	2013	2012
Net income	$10,818	$9,200	$7,246
Other comprehensive income:
Net unrealized holding gain (loss) on securities available-for-sale	8,921	(9,810)	4,782
Net unrealized gain on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	381	800	43
Less: Reclassification adjustment for realized gains included in net income	(313)	(835)	(2,831)
Net unrealized gain on derivative used for cash flow hedges	150	157	56
Net unrealized gain (loss) relating to defined benefit plan	(209)	149	399
	8,930	(9,539)	2,449
Income tax (expense) benefit related to other comprehensive income	(3,137)	3,321	(849)
Other comprehensive income (loss)	5,793	(6,218)	1,600
Comprehensive income	$16,611	$2,982	$8,846

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed Statements of Cash Flows

	2014	2013	2012
Operating Activities
Net income	$10,818	$9,200	$7,246
Item not requiring cash
ESOP shares earned	-	474	329
Deferred income tax benefit	159	71	(263)
(Equity in undistributed income) distributions in excess of income of subsidiary	(7,974)	20,802	(3,086)
Other	19	(365)	462
Net cash provided by operating activities	3,022	30,182	4,688

Financing Activities
Repayment of other borrowings	(759)	(759)	(847)
Stock repurchased	-	(28,924)	-
Cash dividends	(2,297)	(2,953)	(3,113)
Proceeds from stock options exercised	1,347	570	551
Net cash used in financing activities	(1,709)	(32,066)	(3,409)
Net Change in Cash	1,313	(1,884)	1,279
Cash, Beginning of Year	1,070	2,954	1,675
Cash, End of Year	$2,383	$1,070	$2,954

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 26: Quarterly Results of Operations (Unaudited)

Quarter Ended	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income (Loss)	Net Income (Loss) Available to Common Shareholders	Basic Earnings Per Common Share	Diluted Earnings Per Common Share

2014
March 31	$12,738	$2,319	$10,419	$350	$1,963	$1,963	$0.28	$0.27
June 30	12,744	2,186	10,558	500	2,557	2,557	0.36	0.35
September 30	12,803	2,163	10,640	-	2,694	2,694	0.38	0.36
December 31	12,893	2,255	10,638	-	3,604	3,604	0.49	0.48

Total	$51,178	$8,923	$42,255	$850	$10,818	$10,818	$1.51	$1.46

2013
March 31	$12,901	$2,922	$9,979	$950	$1,976	$1,614	$0.23	$0.22
June 30	12,877	2,857	10,020	550	2,112	1,834	0.26	0.25
September 30	13,041	2,801	10,240	750	2,472	2,201	0.31	0.30
December 31	12,848	2,644	10,204	(950)	2,640	2,294	0.32	0.32

Total	$51,667	$11,224	$40,443	$1,300	$9,200	$7,943	$1.12	$1.09

2012
March 31	$13,909	$4,041	$9,868	$1,350	$1,426	$1,066	$0.16	$0.15
June 30	14,100	3,750	10,350	1,850	1,644	1,282	0.18	0.18
September 30	13,908	3,593	10,315	1,475	2,173	1,811	0.26	0.26
December 31	13,431	3,320	10,111	1,350	2,003	1,641	0.23	0.23

Total	$55,348	$14,704	$40,644	$6,025	$7,246	$5,800	$0.83	$0.82

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and (as defined in sec Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures as of December 31, 2014, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on our assessment, we believe that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

Date: March 13, 2015	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

MutualFirst Financial, Inc.

Muncie, Indiana

We have audited MutualFirst Financial, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Financial Statement. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, MutualFirst Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of MutualFirst Financial, Inc. and our report dated March 13, 2015, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Indianapolis, Indiana

March 13, 2015

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Information concerning the Company’s directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2015, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company who are directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2015, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

The business experience of each of our other current executive officers for at least the past five years is set forth below.

Christopher D. Cook. Age 41 years. Mr. Cook, a certified public accountant, has served as Senior Vice President, Treasurer and Chief Financial Officer of MutualFirst and MutualBank since May 2010.  Mr. Cook began his career with MutualBank in 1996. Since that time he has served as Profitability Analyst, Assistant Treasurer, Controller and Director of Finance.

Sharon L. Ferguson.  Age 59 years.  Ms. Ferguson has served as Senior Vice President of Risk Management of the Bank since February 2009.  From April 2008 until February 2009, she served as Senior Vice President of Consumer Banking.  From September 2007 to April 2008 she served as Vice President of Retail Products. From October 2005 until September 2007 she served as Assistant Vice President, Retail Products Manager. Prior to October 2005 she served as Assistant Vice President, Consumer Lending and Deposits Manager. She has been with the Bank since March 1998.

Christopher L. Caldwell. Age 49 years. Mr. Caldwell has served as Senior Vice President of Business Banking of MutualBank since December 2012.  Beginning in 2008, he served as Vice President/Senior Business Banker for the Central Region of MutualBank.  From 2006 to 2008, he served as Regional Head of Commercial Lending for Delaware and Randolph counties.  He became a Vice President of Commercial Lending in 2005.  Mr. Caldwell is a graduate of the ABA Stonier Graduate School of Banking and serves as Secretary of the MutualBank Charitable Foundation.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Linn A. Crull (Chairman), Wilbur R. Davis, Jerry D. McVicker, Edward J. Levy and Jonathan C. Kintner, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Crull and Mr. Levy are each considered to be an “audit committee financial expert” as defined in applicable SEC rules. Additional information concerning the audit committee of the Company’s Board of Directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2015, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

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

To the Company’s knowledge, based solely on its review of the Section 16 reports filed by its directors and executive officers and written representations from those directors and executive officers, all Section 16(a) filing requirements applicable to the Company’s executive officers and directors during the fiscal year ended December 31, 2014, were met, except for two form 4s filed by director Viater covering 900 shares and 3,000 shares which were not timely filed due to a communicaitons error and one report filed by director Marien covering 11 shares which was not timely filed due to a communication error.

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

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2015, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2015, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2014.

Number of securities
	to be		Number of securities
	issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
Plan Category	outstanding options,	outstanding options	under equity
	warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	568,220	$10.58	101,642	(1)

Equity compensation plans not approved by security holders	-	-	-

(1) These shares are available for future grants under the Company’s 2000 and 2008 stock option plans.

Item 13. Certain Relationships and Related Transactions

Information required by this item concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2015, which will be filed no later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2015, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8 of this Form 10-K:

(a)(2) Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) Exhibits:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Articles of Incorporation	b
3.1a	Articles Supplementary to Charter	p
3.2	Articles Supplementary for the Series A Preferred Stock	c
3.3	Articles Supplementary for the SBLF Preferred Stock	a
3.4	Amended Bylaws	k
3.4a	Amended and Restated Bylaws	q
3.5	Articles Supplementary to the Company’s Charter re: term of appointed directors	l
4.1	Form of Common Stock Certificate	b
4.2	Form of Certificate for the Series A Preferred Stock	c
4.3	Form of Certificate for the SBLF Preferred Stock	a
9	Voting Trust Agreement	None

10.1	Employment Agreement with David W. Heeter	e
10.2	Employment Agreement with Patrick C. Botts	e
10.3	Form of Supplemental Retirement Plan Income Agreements for Patrick C. Botts and David W. Heeter	f
10.4	Named Executive Officer Salaries and Bonus Arrangements for 2013	n
10.5	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker	g
10.6	Form of Agreements for Executive Deferred Compensation Plan for Patrick C. Botts and David W. Heeter	f
10.7	Registrant’s 2001 Stock Option and Incentive Plan	h
10.8	Registrant’s 2001 Recognition and Retention Plan	h
10.9	Director Fee Arrangements for 2013	10.9
10.10	Director Deferred Compensation Plan	i
10.11	MutualFirst Financial, Inc. 2008 Stock Option and Incentive Plan	d
10.12	MFB Corp. 2002 Stock Option Plan	d
10.13	MFB Corp. 1997 Stock Option Plan	d
10.14	Employment Agreement with Charles J. Viater	e
10.15	Salary Continuation Agreement with Charles J. Viater	d
10.16	Loan Agreement with First Tennessee Bank National Association dated December 21, 2009.	m
10.17	Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.18	Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.19	Small Business Lending Fund - Securities Purchase Agreement, dated August 25, 2011, between MutualFirst Financial, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock	a
10.20	Repurchase Agreement dated August 25, 2011, between MutualFirst Financial, Inc. and the United States Department of the Treasury, with respect to the repurchase and redemption of the TARP Preferred Stock	a
10.21	Employment Agreement with Christopher D. Cook.	e
10.22	Agreement with Richard J. Lashley and PL Capital Group	q
11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
14	Code of Ethics	o
16	Letter re change in certifying accountant	None
18	Letter re change in accounting principles	None
21	Subsidiaries of the registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of experts and counsel	23
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32

101	Financial Statements from the Company’s Form 10-K for the year ended December 31, 2013, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Condensed Statements of Income for the Years Ended December 31, 2013, 2012 and 2011; (iii) Consolidated Condensed Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011; (iv) Consolidated Condensed Statement of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011 (v) Consolidated Condensed Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements, December 31, 2013, 2012 and 2011, as follows:
	101.INS XBRL Instance Document	101.INS
	101.SCH XBRL Taxonomy Extension Schema Document	101.SCH
	101.CAL XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL
	101.DEF XBRL Taxonomy Extension Definition Linkbase Document	101.DEF
	101.LAB XBRL Taxonomy Extension Labels Linkbase Document	101.LAB
	101.PRE XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE

a	Filed as an exhibit to the Company’s Form 8-K filed on August 26, 2011 and incorporated herein by reference.
b	Filed as an exhibit to the Company’s Form S-1 registration statement filed on September 16, 1999 and incorporated herein by reference.
c	Filed as an exhibit to the Company’s Form 8-K filed on December 23, 2008 and incorporated herein by reference.
d	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference.
e	Filed as an exhibit to the Company’s Form 10-Q filed on November 14, 2012 and incorporated herein by reference.
f	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2001 and incorporated herein by reference.
g	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2002 and incorporated herein by reference.
h	Filed as an Appendix to the Company’s Form S-4/A Registration Statement filed on October 19, 2001 and incorporated herein by reference.
i	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2007 and incorporated herein by reference.
j	Filed as an exhibit to the Company’s Form 10-K filed on March 23, 2010 and incorporated herein by reference.
k	Filed as an exhibit to the Company’s Form 8-K filed on October 15, 2007 and incorporated herein by reference.
l	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.
m	Filed as an exhibit to the Company’s Form 8-K filed on December 24, 2009 and incorporated herein by reference.
n	Filed as an exhibit to the Company’s Form 8-K filed on February 15, 2012 and incorporated herein by reference.
o	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.
p	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.
q	Filed as an exhibit to the Company’s Form 8-K filed on February 27, 2015 and incorporated herein by reference.

(b) Exhibits - See list in (a)(3) and the Exhibit Index following the signature page.

(c) Financial Statements Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MutualFirst Financial, Inc.

Date: March 13, 2015	By:	/s/David W. Heeter
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

/s/David W. Heeter	/s/Wilbur R. Davis
David W. Heeter, President and Director	Wilbur R. Davis, Chairman of the Board
(Principal Executive Officer)	Date: March 13, 2015
Date: March 13, 2015

/s/Patrick C. Botts	/s/Linn A. Crull
Patrick C. Botts, Director	Linn A. Crull, Director
Date: March 13, 2015	Date: March 13, 2015

/s/James D. Rosema	/s/William V. Hughes
James D. Rosema, Director	William V. Hughes, Director
Date: March 13, 2015	Date: March 13, 2015

/s/Jerry D. McVicker	/s/James R. Schrecongost
Jerry D. McVicker, Director	James R. Schrecongost
Date: March 13, 2015	Date: March 13, 2015

/s/Jonathan E. Kintner, O.D.	/s/Edward C. Levy
Jonathan E. Kintner, O.D., Director	Edward C. Levy, Director
Date: March 13, 2015	Date: March 13, 2015

/s/Michael J. Marien	/s/Charles J. Viater
Michael J. Marien, Director	Charles J. Viater, Director
Date: March 13, 2015	Date: March 13, 2015

/s/ Christopher D. Cook
Christopher D. Cook, Senior Vice President
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 13, 2015

INDEX TO EXHIBITS

Number	Description

10.9	Director Fee Arrangements for 2014

21	Subsidiaries of the Registrant

23	Consent of Accountants

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

