Form 10-Q
period 2015-03-31
MUTUALFIRST FINANCIAL INC
filed 2015-05-11
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of May 6, 2015, there were 7,374,702 shares of the registrant’s common stock outstanding.

MutualFirst Financial, Inc.

Form 10-Q Quarterly Report for the Period Ended March 31, 2015

MutualFirst Financial, Inc.

Consolidated Condensed Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$6,222	$7,475
Interest-bearing demand deposits	12,445	22,100
Cash and cash equivalents	18,667	29,575
Investment securities available for sale	267,503	260,806
Loans held for sale	10,771	6,140
Loans, net of allowance for loan losses of $13,217 and $13,168, at March 31, 2015 and December 31, 2014, respectively	1,010,390	1,003,518
Premises and equipment, net	31,034	30,939
Federal Home Loan Bank stock	11,964	11,964
Investment in limited partnerships	502	527
Deferred tax asset	13,259	13,575
Cash value of life insurance	51,289	51,002
Goodwill	1,800	1,800
Core deposit and other intangibles	965	1,105
Other assets	11,954	12,472
Total assets	$1,430,098	$1,423,423

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$163,435	$154,178
Interest-bearing	922,690	925,142
Total deposits	1,086,125	1,079,320
Federal Home Loan Bank advances	187,542	192,442
Other borrowings	9,995	10,174
Other liabilities	15,957	14,735
Total liabilities	1,299,619	1,296,671

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 7,369,702 and 7,236,002 shares at March 31, 2015 and December 31, 2014, respectively	74	72
Additional paid-in capital	76,510	74,916
Retained earnings	50,982	49,386
Accumulated other comprehensive income	2,913	2,378
Total stockholders' equity	130,479	126,752
Total liabilities and stockholders' equity	$1,430,098	$1,423,423

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Income
(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended
	March 31,
	2015	2014
Interest and Dividend Income
Loans receivable	$10,866	$10,766
Investment securities	1,670	1,767
Federal Home Loan Bank stock	140	200
Deposits with financial institutions	7	5
Total interest and dividend income	12,683	12,738

Interest Expense
Deposits	1,372	1,701
Federal Home Loan Bank advances	665	474
Other	128	144
Total interest expense	2,165	2,319

Net Interest Income	10,518	10,419
Provision for loan losses	-	350
Net Interest Income After Provision for Loan Losses	10,518	10,069

Non-interest Income
Service fee income	1,358	1,341
Net realized gain on sales of available-for-sale securities	240	150
Commissions	1,121	1,082
Net gains on sales of loans	906	104
Net servicing fees (expense)	68	(24)
Increase in cash value of life insurance	288	267
Loss on sale of other real estate and repossessed assets	(82)	(62)
Other income	118	143
Total non-interest income	4,017	3,001

Non-interest Expenses
Salaries and employee benefits	6,530	5,873
Net occupancy expenses	603	670
Equipment expenses	453	458
Data processing fees	444	406
Advertising and promotion	333	301
ATM and debit card expenses	335	290
Deposit insurance	232	270
Professional fees	530	438
Software subscriptions and maintenance	427	416
Other real estate and repossessed assets	127	135
Other expenses	1,004	990
Total non-interest expenses	11,018	10,247

Income Before Income Tax	3,517	2,823
Income tax expense	1,036	803

Net Income Available to Common Shareholders	$2,481	$2,020

Earnings Per Share
Basic	$0.34	$0.28
Diluted	$0.33	$0.27
Dividends Per Share	$0.12	$0.06

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2015	2014
Net Income	$2,481	$2,020
Other Comprehensive Income
Net unrealized holding gain on securities available-for-sale	1,040	2,681
Net unrealized gain on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	-	634
Reclassification adjustment for realized gains included in net income	(240)	(150)
Net unrealized gain on derivative used for cash flow hedges	15	32
	815	3,197
Income tax expense related to other comprehensive income	(280)	(1,098)
Other comprehensive income, net of tax	535	2,099

Comprehensive Income	$3,016	$4,119

See notes to consolidated financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statement of Stockholders’ Equity
For the Period Ended March 31, 2015

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital Common	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances December 31, 2014	72	74,916	50,171	2,378	127,537
Cumulative effect of change in accounting
principle for low income housing tax credits, net of tax of $270			(785)		(785)
Balance, beginning of period - as adjusted	72	74,916	49,386	2,378	126,752
Net income			2,481		2,481
Other comprehensive income, net of taxes				535	535
Stock options, exercised	2	1,309			1,311
Tax benefit on stock options		285			285
Cash dividends, common stock ($.12 per share)			(885)		(885)
Balances March 31, 2015	$74	$76,510	$50,982	$2,913	$130,479

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended
	March 31,
	2015	2014
Operating Activities
Net income	$2,481	$2,020
Items not requiring cash
Provision for loan losses	-	350
Depreciation and amortization	1,098	1,030
Deferred income tax	35	435
Loans originated for sale	(30,922)	(2,650)
Proceeds from sales of loans held for sale	27,110	3,061
Gain on sale of loans held for sale	(906)	(104)
Gain on sale of securities, available for sale	(240)	(150)
Loss on sale of other real estate and repossessed assets	82	62
Change in
Interest receivable and other assets	350	21
Interest payable and other liabilities	1,358	602
Cash value of life insurance	(288)	(267)
Other equity adjustments	-	138
Other adjustments	37	-
Net cash provided by operating activities	195	4,548

Investing Activities
Purchases of securities, available for sale	(21,510)	(24,119)
Proceeds from maturities and paydowns of securities, available for sale	8,075	6,967
Proceeds from sales of securities, available for sale	7,539	15,508
Net change in loans	(7,425)	544
Purchases of premises and equipment	(527)	(383)
Proceeds from real estate owned sales	604	1,278
Net cash used in investing activities	(13,244)	(205)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	18,073	16,334
Certificates of deposit	(11,268)	(24,457)
Proceeds from FHLB advances	85,800	117,800
Repayments of FHLB advances	(90,700)	(116,600)
Repayments of other borrowings	(190)	(190)
Cash dividends	(885)	(427)
Stock options exercised	1,311	34
Net cash provided by (used in) financing activities	2,141	(7,506)
Net Change in Cash and Cash Equivalents	(10,908)	(3,163)
Cash and Cash Equivalents, Beginning of Period	29,575	25,285
Cash and Cash Equivalents, End of Period	$18,667	$22,122

Additional Cash Flows Information
Interest paid	$2,141	$2,275
Income tax paid	800	500
Transfers from loans to foreclosed real estate	266	360
Mortgage servicing rights capitalized	87	39

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In Thousands, Except Share and Per Share Data)

Note 1:  Basis of Presentation

The consolidated condensed financial statements include the accounts of MutualFirst Financial, Inc. (MutualFirst or the “Company”), its wholly owned subsidiary MutualBank, an Indiana commercial bank (“Mutual” or the “Bank”), Mutual’s wholly owned subsidiaries, First MFSB Corporation, Mishawaka Financial Services, Summit Service Corp. and the wholly owned subsidiary of Summit Service Corp., Summit Mortgage Inc. (“Summit”), Mutual Federal Investment Company (“MFIC”), and MFIC majority owned subsidiary, Mutual Federal REIT, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 13, 2015.

The interim consolidated condensed financial statements at and for the three months ended March 31, 2015 and 2014, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2014 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings Per Share

Earnings per share were computed as follows:

	Three Months Ended March 31,
	2015			2014
	Income	Weighted- Average Shares	Per- Share Amount	Income	Weighted- Average Shares	Per- Share Amount
Basic Earnings Per Share
Net income	$2,481	7,313,725	$0.34	$2,020	7,118,853	$0.28
Effect of Dilutive Securities
Stock options	-	194,968		-	234,191
Diluted Earnings Per Share
Net income available and assumed conversions	$2,481	7,508,693	$0.33	$2,020	7,353,044	$0.27

Options to purchase 37,161 and 44,161 shares of common stock were outstanding at March 31, 2015 and 2014, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Note 3: Impact of Accounting Pronouncements

In February 2015, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-01, Income Statement – Extraordinary and Unusual Items. The objective of the update was to simplify the income statement presentation requirements by eliminating the concept of extraordinary items.

The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity may also apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. An entity that prospectively applies this ASU should disclose both the nature and the amount of an item included in income from continuing operations after adoption that adjusts an extraordinary item previously classified and presented before the date of adoption, if applicable. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In August 2014, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update provides U.S. Generally Accepted Accounting Principles (GAAP) guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.

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

In June 2014, (FASB) issued (ASU) 2014-12 “Compensation – Stock Compensation.” This update defines the accounting treatment for share-based payments and “resolves the diverse accounting treatment of those awards in practice.” The new requirement mandates that “a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.” Compensation cost will now be recognized in the period in which it becomes likely that the performance target will be met.

The amendments in this update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In June 2014, FASB, issued ASU 2014-11 “Transfers and Servicing.” This update addresses the concerns of stakeholders’ by changing the accounting practices surrounding repurchase agreements. The new guidance changes the “accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.”

The amendments in this update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is prohibited. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In May 2014, FASB, in joint cooperation with IASB, issued ASU 2014-09 “Revenue from Contracts with Customers.” The topic of Revenue Recognition had become broad, with several other regulatory agencies issuing standards which lacked cohesion. The new guidance establishes a “common framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements.

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

Comments were due by September 13, 2013.

Note 4: Investment Securities

The amortized costs and approximate fair values, together with gross unrealized gains and losses on securities, are as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities
Government-sponsored agencies	$111,487	$3,073	$(23)	$114,537
Collateralized mortgage obligations
Government-sponsored agencies	91,280	1,346	(427)	92,199
Municipal obligations	38,150	2,180	(96)	40,234
Corporate obligations	21,770	69	(1,306)	20,533
Total investment securities	$262,687	$6,668	$(1,852)	$267,503

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities
Government-sponsored agencies	$110,452	$2,927	$(89)	$113,290
Collateralized mortgage obligations
Government-sponsored agencies	97,325	1,270	(836)	97,759
Federal agencies	4	-	-	4
Municipal obligations	27,246	2,013	(7)	29,252
Corporate obligations	21,763	44	(1,306)	20,501
Total investment securities	$256,790	$6,254	$(2,238)	$260,806

The amortized cost and fair value of securities available for sale at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
Description Securities	Amortized Cost	Fair Value
Security obligations due
One to five years	$14,618	$14,670
Five to ten years	6,493	6,698
After ten years	38,809	39,399
	59,920	60,767
Mortgage-backed securities
Government-sponsored agencies	111,487	114,537
Collateralized mortgage obligations
Government-sponsored agencies	91,280	92,199
Totals	$262,687	$267,503

Proceeds from sales of securities available for sale for the three months ended March 31, 2015 and 2014 were $7.5 million and $15.5 million, respectively. Gross gains of $240,000 and $315,000, respectively, were recognized on those sales. Gross losses of $0 and $165,000, respectively, were recognized on those sales as well.

All mortgage-backed securities and collateralized-mortgage obligations held by the Company as of March 31, 2015 were in government-sponsored or federal agency securities.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2015 and December 31, 2014 was $69.8 million and $67.5 million, which is approximately 26.1 percent and 25.9 percent of the Company’s investment portfolio at those dates.

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

During the first three months of 2015 and 2014, the Bank determined that its security holdings had no other-than-temporary impairment.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities
Government-sponsored agencies	$18,351	$(23)	$-	$-	$18,351	$(23)
Collateralized mortgage obligations
Government-sponsored agencies	11,688	(26)	26,540	(401)	38,228	(427)
Municipal obligations	5,592	(92)	634	(4)	6,226	(96)
Corporate obligations	-	-	6,996	(1,306)	6,996	(1,306)
Total temporarily impaired securities	$35,631	$(141)	$34,170	$(1,711)	$69,801	$(1,852)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities
Government-sponsored agencies	$1,069	$(9)	$19,580	$(80)	$20,649	$(89)
Collateralized mortgage obligations
Government-sponsored agencies	5,075	(40)	34,159	(796)	$39,234	$(836)
Municipal obligations	-	-	631	(7)	631	(7)
Corporate obligations	-	-	6,995	(1,306)	6,995	(1,306)
Total temporarily impaired securities	$6,144	$(49)	$61,365	$(2,189)	$67,509	$(2,238)

Mortgage-Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in MBSs and CMOs were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because (1) the decline in market value is attributable to changes in interest rates and not credit quality, (2) the Company does not intend to sell the investments and (3) it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider any of these investments to be other-than-temporarily impaired at March 31, 2015.

Municipals

The decrease in unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  The Company does not intend to sell the investment and it is more likely than not that the Company will not be required to sell these investments before recovery of its new, lower amortized cost basis, which may be at maturity.  The Corporation does not consider these investment securities to be other-than-temporarily impaired at March 31, 2015.

Corporate Obligations

The Company’s unrealized losses on investments in corporate obligations primarily relates to an investment in a pooled trust preferred security. The unrealized losses were primarily caused by (1) a decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (2) a sector downgrade by several industry analysts. The Company currently expects some of the securities to settle at a price less than the amortized cost basis of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security). The Company has recognized a loss equal to the credit loss for these securities, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell these investments and it is likely that the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be at maturity, it does not consider the remainder of these investments to be other-than-temporarily impaired at March 31, 2015.

Other-Than-Temporary Impairment (OTTI)

Upon acquisition of a security, the Company decides whether it is within the scope of the accounting guidance for beneficial interests in securitized financial assets or whether it will be evaluated for impairment under the accounting guidance for investments in debt and equity securities.

The accounting guidance for beneficial interests in securitized financial assets provides incremental impairment guidance for a subset of the debt securities within the scope of the guidance for investments in debt and equity securities. For securities that are a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial asset impairment model. For securities where the security is not a beneficial interest in securitized financial assets, the Company uses debt and equity securities impairment accounting model.

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

	Accumulated Credit Losses
	Three Months Ended
	March 31,
	2015	2014
Credit losses on debt securities held
Beginning of period	$109	$1,205
Reductions related to actual losses incurred	-	-
As of March 31,	$109	$1,205

Pooled Trust Preferred Securities. The Company has invested in pooled trust preferred securities. At March 31, 2015, the current book balance of our pooled trust preferred securities was $3.8 million. The original par value of these securities was $4.0 million prior to the OTTI write-downs in 2011 and earlier, based on valuations by a third party. OTTI taken on trust preferred securities previously was the result of deterioration in the performance of the underlying collateral. The deterioration was the result of increased defaults and deferrals of dividend payments in that year, creating credit impairment along with weakening financial performance of performing collateral, increasing the risk of future deferrals of dividends and defaults. No additional OTTI was determined in the first three months of 2015. All pooled trust preferred securities owned by the Bank are exempt from the Volcker Rule.

The following table provides additional information related to the Bank’s investment in pooled trust preferred securities as of March 31, 2015:

Deal Name	Class	Original Par	Book Value	Fair Value	Unrealized gain (loss)	Realized Losses YTD	Lowest Current Rating	Number of Banks / Insurance Cos. Currently Performing	Total Number of Banks and Insurance Cos. In Issuance (Unique)	Actual Deferrals/ Defaults (as a % of original collateral)	Total Projected Defaults (as a % of performing collateral) (1)	Excess subordination (after taking into account best estimate of future deferrals/ defaults) (2)
	(Dollars in Thousands)
Alesco Preferred Funding IX	A2A	1,000	911	548	(363)	-	BB+	42	51	10.04%	12.95%	55.14%
U.S. Capital Funding I	B1	3,000	2,891	1,974	(917)	-	B3	28	33	9.44%	7.02%	10.33%
		$4,000	$3,802	$2,522	$(1,280)	$-

(1)	A 10% recovery is applied to all projected defaults by depository institutions. A 15% recovery is applied to all projected defaults by insurance companies. No recovery is applied to current defaults.
(2)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

Note 5: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	March 31,	December 31,
	2015	2014
Net unrealized gain on securities available-for-sale	$5,733	$4,933
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(917)	(917)
Net unrealized loss on derivative used for cash flow hedges	(94)	(109)
Net unrealized gain relating to defined benefit plan liability	(109)	(109)
	4,613	3,798
Tax expense	1,700	1,420
Net of tax amount	$2,913	$2,378

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Statements of Income for the three months ended March 31, 2015 and 2014.

	Amount Reclassified from Accumulated Other Comprehensive Income For the Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income Components	2015	2014	Affected Line Item in the Statements of Income
Unrealized gains on available-for-sale securities
Realized securities gains reclassified into income	$240	$150	Non-interest income - net realized gains on sale of available-for-sale securities
Related income tax expense	(82)	(51)	Income tax expense

Total reclassifications for the period, net of tax	$158	$99

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. The Company uses a third-party provider to provide market prices on its securities. Pooled trust preferred securities prices are evaluated by a third party. Level 1 securities include marketable equity securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include mortgage-backed, collateralized mortgage obligations, small business administration, marketable equity, municipal, federal agency and certain corporate obligation securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain corporate obligation securities.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and level within the ASC 820 fair value hierarchy in which the fair value measurements fall:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2015
Mortgage-backed securities
Government sponsored agencies	$114,537	$-	$114,537	$-
Collateralized mortgage obligations
Government sponsored agencies	92,199	-	92,199	-
Municipal obligations	40,234	-	40,234	-
Corporate obligations	20,533	-	18,011	2,522
Available-for-sale securities	$267,503	$-	$264,981	$2,522

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2014
Mortgage-backed securities
Government sponsored agencies	$113,290	$-	$113,290	$-
Collateralized mortgage obligations
Government sponsored agencies	97,759	-	97,759	-
Federal agencies	4	-	4	-
Municipal obligations	29,252	-	29,252	-
Corporate obligations	20,501	-	17,979	2,522
Available-for-sale securities	$260,806	$-	$258,284	$2,522

The following is a reconciliation of the beginning and ending balances for the three months ended March 31, 2015 and 2014 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	2015	2014
Beginning balance	$2,522	$3,336
Total realized and unrealized gains (losses)
Included in net income	-	-
Included in other comprehensive income (loss)	-	714
Purchases, sales, issuances and settlements	-	(7)
Ending balance	$2,522	$4,043
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$0

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall.

No assets to be measured at fair value on a nonrecurring basis per ASC 820 required a value adjustment as of March 31, 2015.

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2014
Other real estate owned	$1,280	$-	$-	$1,280

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

March 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,522	Discounted cash flow	Discount rate	8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 1.8%
			Projected cures given deferral	0 - 15.0%
			Loss severity	34.2 - 39.8%

December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,522	Discounted cash flow	Discount rate	8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 1.8%
			Projected cures given deferral	0 - 15.0%
			Loss severity	34.2 - 39.8%
Other real estate owned	$1,280	Third party valuations	Discount to reflect realizable value less estimated selling costs	24.4 - 36.7%

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

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated balance sheets as of the dates noted below are as follows:

			Fair Value Measurements Using
March 31, 2015	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$18,667	$18,667	$18,667	$-	$-
Loans held for sale	10,771	10,888	-	10,888	-
Loans, net	1,010,390	1,017,968	-	-	1,017,968
FHLB stock	11,964	11,964	-	11,964	-
Interest receivable	3,656	3,656	-	3,656	-
Liabilities
Deposits	1,086,125	1,087,595	696,191	-	391,404
FHLB advances	187,542	188,031	-	188,031	-
Other borrowings	9,995	10,090	-	10,090	-
Interest payable	247	247	-	247	-

			Fair Value Measurements Using
December 31, 2014	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$29,575	$29,575	$29,575	$-	$-
Loans held for sale	6,140	6,220	-	6,220	-
Loans, net	1,003,518	1,006,233	-	-	1,006,233
FHLB stock	11,964	11,964	-	11,964	-
Interest receivable	3,730	3,730	-	3,730	-
Liabilities
Deposits	1,079,320	1,050,295	648,314	-	401,981
FHLB advances	192,442	191,995	-	191,995	-
Other borrowings	10,174	10,283	-	10,283	-
Interest payable	223	223	-	223	-

Note 7: Loans and Allowance

Classes of loans at March 31, 2015 and December 31, 2014 include:

	March 31,	December 31,
	2015	2014
Real estate
Commercial	$202,282	$198,019
Commercial construction and development	36,119	33,102
Consumer closed end first mortgage	509,834	517,063
Consumer open end and junior liens	69,671	71,073
	817,906	819,257
Other loans
Consumer loans
Auto	14,879	14,712
Boat/RVs	100,879	94,761
Other	4,921	5,184
Commercial and industrial	88,110	88,474
	208,789	203,131
Total loans	1,026,695	1,022,388
Undisbursed loans in process	(6,720)	(9,285)
Unamortized deferred loan costs, net	3,632	3,583
Allowance for loan losses	(13,217)	(13,168)
Net loans	$1,010,390	$1,003,518

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

Nonaccrual loans, segregated by class of loans, as of March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
	2015	2014
Real estate
Commercial	$1,913	$2,023
Commercial construction and development	187	209
Consumer closed end first mortgage	3,922	3,499
Consumer open end and junior liens	593	658
Consumer loans
Auto	3	-
Boat/RVs	142	191
Other	33	27
Commercial and industrial	610	605
	$7,403	$7,212

Nonaccrual commercial and industrial and consumer closed end first mortgage loans increased due to three new loans that went on non-accrual during the quarter. Management continues to monitor these and all other nonaccrual loans.

An age analysis of the Company’s past due loans, segregated by class of loans, as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days or More and Accruing
Real estate
Commercial	$445	$-	$711	$1,156	$201,126	$202,282	$-
Commercial construction and development	-	-	53	53	36,066	36,119	-
Consumer closed end first mortgage	4,775	561	2,762	8,098	501,736	509,834	97
Consumer open end and junior liens	688	41	75	804	68,867	69,671	-
Consumer loans
Auto	8	2	3	13	14,866	14,879	-
Boat/RVs	433	136	133	702	100,177	100,879	-
Other	37	-	33	70	4,851	4,921	-
Commercial and industrial	104	-	459	563	87,547	88,110	-
	$6,490	$740	$4,229	$11,459	$1,015,236	$1,026,695	$97

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days or More and Accruing
Real estate
Commercial	$1,308	$848	$325	$2,481	$195,538	$198,019	$-
Commercial construction and development	-	-	209	209	32,893	33,102	-
Consumer closed end first mortgage	8,144	1,220	2,160	11,524	505,539	517,063	226
Consumer open end and junior liens	969	130	27	1,126	69,947	71,073	-
Consumer loans
Auto	65	-	-	65	14,647	14,712	-
Boat/RVs	775	158	115	1,048	93,713	94,761	-
Other	92	27	14	133	5,051	5,184	-
Commercial and industrial	1,066	176	441	1,683	86,791	88,474	-
	$12,419	$2,559	$3,291	$18,269	$1,004,119	$1,022,388	$226

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

The following tables present impaired loans as of and for the three month periods ended March 31, 2015 and 2014 and the year ended December 31, 2014. There were no loans with a specific valuation allowance as of March 31, 2015 and December 31, 2014.

	March 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$5,225	$5,225	$-	$5,079	$56
Commercial construction and development	851	1,628	-	891	7
Consumer closed end first mortgage	1,138	1,138	-	1,138	-
Consumer open end and junior liens	476	476	-	238	-
Commercial and industrial	702	733	-	730	1

Total	$8,392	$9,200	$-	$8,076	$64

	December 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$4,933	$4,933	$-	$3,776	$161
Commercial construction and development	931	1,860	-	1,323	30
Consumer closed end first mortgage	1,138	1,138	-	1,142	8
Consumer open end and junior liens	-	-	-	100	3
Commercial and industrial	758	789	-	923	12

Total	$7,760	$8,720	$-	$7,264	$214

	March 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$2,952	$2,952	$-	$3,050	$32
Commercial construction and development	1,230	3,154	-	1,262	8
Consumer closed end first mortgage	856	856	-	1,045	2
Consumer open end and junior liens	250	250		250	1
Commercial and industrial	736	736	-	750	-

Loans with a specific valuation allowance
Real estate
Commercial construction and development	344	371	165	344	-
Commercial and industrial	424	624	170	424	5

Total	6,792	8,943	335	7,125	48

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2015.

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

March 31, 2015
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real Estate	Construction and Development	Commercial and Industrial
Pass	$191,788	$33,611	$85,313
Special Mention	3,181	1,713	355
Substandard	7,313	795	2,023
Doubtful	-	-	419
Total	$202,282	$36,119	$88,110

Consumer Credit Exposure Credit Risk Profile
Internal Rating	Closed End First Mortgage	Real Estate Open End and Junior Liens	Auto	Boat/RV	Other
Pass	$502,729	$68,943	$14,869	$100,628	$4,881
Special Mention	-	-	-	-	-
Substandard	7,105	728	10	251	40
Total	$509,834	$69,671	$14,879	$100,879	$4,921

December 31, 2014
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real Estate	Construction and Development	Commercial and Industrial
Pass	$187,436	$30,422	$84,746
Special Mention	3,316	1,721	439
Substandard	7,267	959	2,848
Doubtful	-	-	441
Total	$198,019	$33,102	$88,474

Consumer Credit Exposure Credit Risk Profile
Internal Rating	Closed End First Mortgage	Real Estate Open End and Junior Liens	Auto	Boat/RV	Other
Pass	$509,765	$70,299	$14,704	$94,377	$5,125
Special Mention	-	-	-	-	-
Substandard	7,298	774	8	384	59
Total	$517,063	$71,073	$14,712	$94,761	$5,184

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

The following table details activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2015 and 2014 and year ended December 31, 2014.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other segments.

	Three Months Ended March 31, 2015
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$7,085	$3,471	$2,612	$13,168
Provision charged (credited) to expense	(396)	188	208	-
Losses charged off	-	(93)	(117)	(210)
Recoveries	205	1	53	259
Balance, end of period	$6,894	$3,567	$2,756	$13,217
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	6,894	3,567	2,756	13,217
Total allowance for loan losses	$6,894	$3,567	$2,756	$13,217

Loans:
Ending balance
Individually evaluated for impairment	$6,778	$1,138	$476	$8,392
Collectively evaluated for impairment	319,733	508,696	189,874	1,018,303
Total Loans	$326,511	$509,834	$190,350	$1,026,695

	Year Ended December 31, 2014
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$8,148	$3,124	$2,140	$13,412
Provision charged (credited) to expense	(1,273)	888	1,235	850
Losses charged off	(289)	(572)	(1,021)	(1,882)
Recoveries	499	31	258	788
Balance, end of period	$7,085	$3,471	$2,612	$13,168
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	7,085	3,471	2,612	13,168
Total allowance for loan losses	$7,085	$3,471	$2,612	$13,168

Loans:
Ending balance
Individually evaluated for impairment	$6,622	$1,138	$-	$7,760
Collectively evaluated for impairment	312,973	515,925	185,730	1,014,628
Total Loans	$319,595	$517,063	$185,730	$1,022,388

	Three Months Ended March 31, 2014
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$8,148	$3,124	$2,140	$13,412
Provision charged (credited) to expense	(265)	257	358	350
Losses charged off	-	(80)	(367)	(447)
Recoveries	16	4	35	55
Balance, end of period	$7,899	$3,305	$2,166	$13,370
Ending balance:
Individually evaluated for impairment	$335	$-	$-	$335
Collectively evaluated for impairment	7,564	3,305	2,166	13,035
Total allowance for loan losses	$7,899	$3,305	$2,166	$13,370

Loans:
Ending balance
Individually evaluated for impairment	$5,686	$856	$250	$6,792
Collectively evaluated for impairment	285,721	523,364	170,373	979,458
Total Loans	$291,407	$524,220	$170,623	$986,250

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

Information on non-performing assets, excluding performing restructured loans, is provided below:

	March 31,
	2015	2014
Non-performing assets
Non-accrual loans	$7,403	$7,646
Accruing loans delinquent 90 days or more and past due	97	206
Total non-performing loans	7,500	7,852
Other real estate owned	2,490	7,193
Other repossessed assets	367	454
Total non-performing assets	$10,357	$15,499

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

At March 31, 2015, the Company had a number of loans that were modified in troubled debt restructurings. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following tables describe troubled debts restructured during the three month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	2	$1,172	$1,170
Commercial construction and development	1	155	134
Consumer closed end first mortgage	3	156	154
Commercial and industrial	1	88	83

	Three Months Ended March 31, 2014
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Consumer closed end first mortgage	3	$381	$394

The impact on the allowance for loan losses was insignificant as a result of these modifications.

Newly restructured loans by type for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31, 2015
	Interest Only	Term	Combination	Total Modification
Real Estate
Commercial	$-	$1,170	$-	$1,170
Commercial construction and development	-	-	134	134
Consumer closed end first mortgage	-	-	154	154

	Three Months Ended March 31, 2014
	Interest Only	Term	Combination	Total Modification
Real Estate
Consumer closed end first mortgage	$-	$-	$394	$394

Defaults of any loans modified as troubled debt restructurings made in the three months ended March 31, 2014 are listed in the table below. There were no defaults on loans modified as troubled debt restructurings made in the three months ended March 31, 2015. Defaults are defined as any loans that become 90 days past due.

	Three Months Ended March 31, 2014
	No. of Loans	Post-Modification Outstanding Recorded Balance
Real Estate
Consumer closed end first mortgage	2	$92
Consumer open end and junior liens	1	23

Note 8:  Change in Accounting Principle

The Company makes certain equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (LIHTC) pursuant to Section 42 of the Internal Revenue Code. Mutual has investments in eight Indiana limited partnerships within Indiana and contiguous states. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings, and to assist in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity.

Mutual is a limited partner in each Low Income Housing Tax Credit Partnership. A separate unrelated third party is the general partner. Each limited partnership is managed by the general partner, who exercises full and exclusive control over the affairs of the limited partnership. Duties entrusted to the general partner of each limited partnership include, but are not limited to: investment in operating companies, company expenditures, investment of excess funds, borrowing funds, employment of agents, disposition of fund property, prepayment and refinancing of liabilities, votes and consents, contract authority, disbursement of funds, accounting methods, tax elections, bank accounts, insurance, litigation, cash reserve, and use of working capital reserve funds. Except for limited rights granted to consent to certain transactions, the limited partner(s) may not participate in the operation, management, or control of the limited partnership’s business, transact any business in the limited partnership’s name or have any power to sign documents for or otherwise bind the limited partnership. In addition, the general partner may only be removed by the limited partner(s) in the event the general partner fails to comply with the terms of the agreement and/or is negligent in performing its duties.

The Company believes the general partner of each limited partnership has the power to direct the activities which most significantly affect the performance of each partnership; therefore, Mutual has determined that it is not the primary beneficiary of any LIHTC partnership. The Company uses the proportional amortization method to account for a majority of its investments in these entities. These investments are included in accrued income and other assets.

During the 2015 first quarter, Mutual adopted ASU 2014-01. The amendments are required to be applied retrospectively to all periods presented. As a result of these changes, the Bank recorded a cumulative-effective adjustment to beginning retained earnings. The Company believes the application of the proportional amortization method aligns the accounting more closely with the economics of the transaction and therefore provides more transparency to the financial reporting.

The following table summarizes the balance sheet and income statement amounts impacted by the change at the dates or for the periods indicated:

December 31,
2014
Investment in limited partnerships
As previously reported	$1,582
As reported under the new guidance	527
Deferred tax asset
As previously reported	13,305
As reported under the new guidance	13,575
Retained earnings
As previously reported	50,171
As reported under the new guidance	49,386

Three Months Ended
March 31,
2014
Non-interest income
As previously reported	$2,873
As reported under the new guidance	3,001
Income tax expense
As previously reported	732
As reported under the new guidance	803
Net income
As previously reported	1,963
As reported under the new guidance	2,020
Basic Earnings Per Share
As previously reported	0.28
As reported under the new guidance	0.28
Diluted Earnings Per Share
As previously reported	0.27
As reported under the new guidance	0.27

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following should be read in conjunction with the Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 13, 2015.

MutualFirst is a Maryland corporation and a bank holding company headquartered in Muncie, Indiana, with operations in Allen, Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana. It owns MutualBank, an Indiana commercial bank with 30 bank branches in Indiana, trust offices in Carmel and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. MutualBank’s wholly owned subsidiary, Summit Service Corp, owns Summit Mortgage, a mortgage banking company located in Ft. Wayne, Indiana. The Company is subject to examination, supervision and regulation by the FRB, and the Bank is subject to regulation, supervision and examination by the IDFI and the FDIC.

Our principal business consists of attracting retail and commercial deposits from the general public and businesses, including some brokered deposits, and investing those funds primarily in loans secured by consumer closed end first mortgages and consumer open end and junior liens on owner-occupied, one- to four-family residences, a variety of other consumer loans, loans secured by commercial real estate, commercial construction and development and commercial and industrial loans. Funds not invested in loans generally are invested in investment securities, including mortgage-backed, mortgage-related securities, and municipals. We also obtain funds from FHLB advances and other borrowings.

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

First Quarter Highlights. At March 31, 2015, we had $1.4 billion in assets, $1.0 billion in loans, $1.1 billion in deposits and $130.5 million in stockholders’ equity. The Company’s total risk-based capital ratio at March 31, 2015 was 13.5%, exceeding the 10.0% requirement for a well-capitalized institution. Tangible common equity, as a percentage of tangible assets, increased to 9.0% as of March 31, 2015 compared to 8.7% and 8.1% at December 31, 2014 and March 31, 2014, respectively. For the quarter ended March 31, 2015, net income available to common shareholders was $2.5 million, or $0.34 per basic and $0.33 per diluted share, compared with net income available to common shareholders of $2.0 million, or $0.28 per basic and $0.27 per diluted share for the quarter ended March 31, 2014.

Financial highlights for the first quarter ended March 31, 2015 included:

•	Increased the common stock dividend by 20%.
•	Strong loan growth in strategic areas. Non-real estate consumer loans grew at an annualized rate of 21.0% and commercial loans grew at an annualized rate of 8.7%.

•	Net recoveries totaled $49,000 for the first quarter of 2015; compared to net charge offs of $392,000, or 0.16% of loans on an annualized basis, for the first quarter of 2014.
•	Core deposits continued to increase. Core transactional deposit accounts increased $18.1 million to 64.1% of total deposits.
•	Net interest income increased $99,000 compared to the first quarter of 2014.
•	Non-interest income for the quarter ended March 31, 2015 increased $1.0 million compared to the first quarter of 2014 primarily due to an increase in gains on sale of loans.

The Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, contains a summary of our management’s new strategic plan for 2015-2019. The financial highlights of our strategic progress during the quarter include: increasing commercial and non-real estate consumer lending by $12.9 million since year-end 2014; core deposits increased to 64.1%, from 62.8% at year-end 2014, and non-interest income increased $1.0 million compared to the same period in 2014.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2014 contains a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets, mortgage servicing rights, valuation of intangible assets and securities, deferred tax asset and income tax accounting.

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

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. If management does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors. The amount of OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the OTTI related to other factors will be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment. If management intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Any subsequent recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in stockholders’ equity) and not recognized in income until the security is ultimately sold.

The Company from time to time may dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

Deferred Tax Asset. The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future. The Company’s most recent evaluation has determined that, except for the amounts represented by the valuation allowance as in Note 15 to the Consolidated Financial Statements in Item 8 of the for 10-K for the year ended December 31, 2014, the Company will more likely than not be able to utilize the remaining deferred tax asset. As of year-end 2014, the Company has generated average positive pre-tax pre-provision earnings of $15.5 million, or 1.1% of pre-tax pre-provision ROA over the previous five years. This level of earnings would be sufficient to utilize portions of the operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The analysis as of March 31, 2015, supports no additional valuation reserve is needed.

The valuation allowances established are the result of net operating losses for state franchise tax purposes totaling $33.6 million and capital losses realized on the sale of investment securities as well as the recognition of other than temporary impairment on investment securities where the loss, while recognized for financial statement purposes, has not yet been realized.

At the end of 2014, the Company had $144,000 in capital losses, a decrease from $548,000 in capital losses in 2013 as capital gains from the sale of available for sale securities were generated. The Company has avoided and will continue to avoid taking any book tax benefit on future capital losses without capital gains to offset the current capital losses. See Note 15 to the Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2014.

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

Financial Condition

General. Total assets at March 31, 2015 were $1.4 billion, reflecting a $6.7 million increase since December 31, 2014, primarily as a result of a $6.9 million increase in net loans and a $6.7 million increase in available-for-sale securities. Average interest-earning assets increased $16.3 million, or 1.3%, to $1.3 billion for the three months ended March 31, 2015 compared to the year-end December 31, 2014, reflecting an increase in the loan portfolio. Average interest-bearing liabilities decreased by $2.2 million, or .2% to $1.12 billion for the three months ended March 31, 2015 reflecting a decrease in term deposits. Average stockholders’ equity increased by $9.3 million or 7.8% for the three months ended March 31, 2015.

Loans. Our gross loan portfolio, excluding loans held for sale, increased $4.3 million at March 31, 2015 to $1.0 billion. The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during the three month period:

	At
	March 31,	December 31,	Amount	Percent
	2015	2014	Change	Change
	(Dollars in thousands)
Real estate
Commercial	$202,282	$198,019	$4,263	2.15%
Commercial construction and development	36,119	33,102	3,017	9.11
Consumer closed end first mortgage	509,834	517,063	(7,229)	(1.40)
Consumer open end and junior liens	69,671	71,073	(1,402)	(1.97)
Total real estate loans	817,906	819,257	(1,351)	(0.16)

Consumer loans
Auto	14,879	14,712	167	1.12
Boat/RV	100,879	94,761	6,118	6.46
Other	4,921	5,184	(263)	(5.07)
Total consumer other	120,679	114,657	6,022	5.25
Commercial and industrial	88,110	88,474	(364)	(0.41)
Total other loans	208,789	203,131	5,658	2.79

Total Loans	$1,026,695	$1,022,388	$4,307	0.42%

The Bank’s strategy to increase commercial and consumer loans remains a primary focus as we continued to see growth in these areas during the first three months of 2015 as commercial and non-real estate consumer loans grew by $12.9 million. We continue to seek opportunities to provide sound commercial borrowers opportunities for new loans to meet their growing demands, refinance loans currently served by other financial institutions and build relationships with commercial clients in our footprint. The increase in the commercial and other consumer portfolios was partially offset by an $8.6 million decrease in the consumer real estate portfolios during the period. Lower rates have allowed consumers to refinance their mortgage loans; however recently we have seen a significant decrease in those activities. The Bank continues to sell longer term fixed-rate mortgage loans to reduce related interest rate risk.

Delinquencies and Non-performing Assets. As of March 31, 2015, our total loans delinquent 30-to-89 days were $7.2 million or 0.7% of total loans, compared to $15.0 million or 1.5% of total loans at the end of 2014.

At March 31, 2015, our non-performing assets totaled $10.4 million or 0.72% of total assets, compared to $10.7 million or 0.75% of total assets at December 31, 2014. This $386,000, or 3.6% decrease was primarily due to a reduction in foreclosed assets. The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	At
	March 31,	December 31,	Amount	Percent
	2015	2014	Change	Change
	(Dollars in thousands)
Non-accruing loans	$7,403	$7,212	$191	2.65%
Accruing loans delinquent 90 days	97	226	(129)	(57.08)
Foreclosed assets	2,857	3,305	(448)	(13.56)
Total	$10,357	$10,743	$(386)	(3.59)%

Our non-performing assets continued to decrease in the first quarter of 2015 as local economic conditions strengthened. The Bank continues to diligently monitor and write down loans that appear to have irreversible weakness. The Bank works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral. In addition to the decrease in non-performing assets, the Company has seen improvement during the quarter in total classified assets. Total classified assets decreased by 7.0% from $26.5 million at December 31, 2014 to $24.6 million at March 31, 2015.

At March 31, 2015, foreclosed commercial real estate totaled $1.1 million and consisted of two commercial properties in our existing lending footprint. The Bank has seen a decrease in this area as overall real estate owned sales volumes are up. At March 31, 2015, the Bank had 26 residential properties with a book value of $1.4 million. Two properties, one commercial construction and development and the other residential real estate, account for $1.3 million of the total REO balance. As of March 31, 2015, the Bank also held $367,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Allowance for Loan Losses. Allowance for loan losses decreased $153,000 to $13.2 million at March 31, 2015 as reflected below:

	At and For the Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$13,168	$13,412
Charge-offs	210	447
Recoveries	259	55
Net charge-offs (recoveries)	(49)	392
Provisions charged to operations	-	350
Balance at end of period	$13,217	$13,370

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	(0.02)%	0.16%

Allowance as a percentage of non-performing loans	176.25%	170.28%
Allowance as a percentage of total loans (end of period)	1.29%	1.37%

The allowance for loan losses increased by $49,000 to $13.2 million as of March 31, 2015 as compared to December 31, 2014. The allowance for loan losses to non-performing loans as of March 31, 2015 was 176.3% compared to 177.0% as of December 31, 2014. The allowance for loan losses to total loans as of March 31, 2015 was 1.29%, compared to 1.30% as of December 31, 2014.

Deposits. Deposits increased by $6.8 million in the first quarter of 2015. This increase was primarily due to increases in core accounts of $18.1 million, partially offset by a decline in certificates of deposit of $11.3 million. Core deposits increased to 64% of the Bank’s total deposits as of March 31, 2015 compared to 63% as of December 31, 2014 and 60% as of March 31, 2014.

	At
	March 31, 2015		December 31, 2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Type of Account:
Non-interest Checking	$163,435	0.00%	$154,178	0.00%
Interest-bearing NOW	254,142	0.22	253,042	0.23
Savings	129,951	0.01	124,051	0.01
Money Market	148,663	0.22	146,847	0.23
Certificates of Deposit	389,934	1.15	401,202	1.17
Total	$1,086,125	0.50%	$1,079,320	0.52%

Borrowings. Total borrowings decreased to $197.5 million at March 31, 2015, down $5.1 million, or 2.5%, since year-end 2014 primarily due to a $4.9 million decrease in FHLB advances. Other borrowings, consisting of a bank loan and subordinated debenture, decreased $179,000 to $10.0 million at March 31, 2015 due to regular loan payments.

The Company has a $1.0 million revolving line of credit expiring in December 2017. At March 31, 2015, there were no amounts borrowed against this line. The line is collateralized by the Bank’s stock. The rate on this line of credit is the three month LIBOR plus 2.75%.

In 2013, the Company borrowed $7.6 million from First Tennessee Bank, N.A. to refinance existing long-term debt. The loan was originated at a variable rate of LIBOR plus 2.80%; however the Company entered into an interest rate swap that fixed the rate of the note at 3.915% for the term of the note. The balance of the loan at March 31, 2015 was $5.9 million and it matures in December 2017.

The Company acquired $5.0 million of issuer trust preferred securities in a 2008 acquisition of another financial institution, which had a net balance of $4.1 million at March 31, 2015 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance, or September 15, 2035. The securities bore a fixed rate of interest of 6.22% through July 2010 and thereafter were to reset quarterly at the prevailing three-month LIBOR rate plus 170 basis points. In December 2009, the Company entered into a cash flow hedge with FTN Financial to fix the floating portion of the issued trust preferred security at 5.15% for the next five years starting on September 15, 2010. The Company has had the right to redeem the trust preferred securities, in whole or in part, without penalty, since establishing the cash flow hedge.

Stockholders’ Equity. Stockholders’ equity was $130.5 million at March 31, 2015, an increase of $3.7 million from December 31, 2014. The increase was a result of net income of $2.5 million, an increase of $1.3 million due to exercising of stock options and an increase in unrealized gains on the investment portfolio of $526,000. These increases were partially offset by dividend payments of $885,000 to common shareholders. The Company’s tangible book value per share as of March 31, 2015 increased to $17.33 compared to $17.03 as of December 31, 2014 and the tangible common equity ratio was 8.95% as of March 31, 2015 compared to 8.68% as of December 31, 2014. The Company’s and the Bank’s risk-based capital ratios were well in excess of “well-capitalized” levels as defined by all regulatory standards as of March 31, 2015.

Comparison of Results of Operations for the Three Months Ended March 31, 2015 and 2014.

General. Net income available to common shareholders for the three months ended March 31, 2015 was $2.5 million, or $0.34 basic and $0.33 diluted earnings per common share compared to net income available to common shareholders of $2.0 million, or $0.28 basic and $0.27 diluted earnings per common share for the three months ended March 31, 2014. Annualized return on assets was 0.70% and return on average tangible common equity was 7.91% for the first quarter of 2015 compared to 0.58% and 7.18% respectively, for the same period of last year.

Interest Income. Total interest income decreased $55,000, or 0.4%, to $12.68 million during the three months ended March 31, 2015 from $12.74 million during the same period in 2014, reflecting a 13 basis point decrease in the average yield on interest-earning assets during the quarter ended March 31, 2015. This decrease was primarily due to the decrease in rates in our loan portfolio in combination with a decrease in dividends on FHLB stock due to a one-time supplemental dividend paid in the first quarter 2014 that was not repeated.

Interest Expense. Interest expense decreased $154,000, or 6.6%, to $2.2 million during the three months ended March 31, 2015 compared to $2.3 million during the three months ended March 31, 2014. The primary reason for this decrease was a decline of six basis points in the average rate paid on interest-bearing liabilities from 0.83% as of March 31, 2014 to 0.77% at March 31, 2015, which was primarily due to continued re-pricing of deposit accounts and a changing mix of the deposits to a larger amount of transaction accounts as a percentage of interest-bearing liabilities.

Net Interest Income. Net interest income before the provision for loan losses increased $99,000 for the quarter ended March 31, 2015 compared to the same period in 2014. The increase was a result of an increase in earning assets of $35.5 million partially offset by a decline in the net interest margin from 3.26% in the first quarter of 2014 to 3.20% in the first quarter of 2015. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

Provision for Loan Losses. There was no provision for loan losses in the first quarter of 2015 compared to $350,000 during last year’s comparable period. The decrease was due to management’s ongoing evaluation of the adequacy of the allowance for loan losses and was impacted by net recoveries of $49,000 in the first quarter of 2015 compared to net charge offs of $392,000 in the first quarter of 2014. Non-performing loans to total loans at March 31, 2015 were 0.73% compared to 0.80% as of March 31, 2014. Non-performing assets to total assets were 0.72% at March 31, 2015 compared to 1.12% at March 31, 2014.

Non-Interest Income. Non-interest income increased by $1.0 million to $4.0 million in the first quarter of 2015 compared to $3.0 million in the first quarter of 2014.

	Three Months Ended		Amount	Percent
	3/31/2015	3/31/2014	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$1,358	$1,341	$17	1.27%
Net realized gain on sale of available-for-sale securities	240	150	90	60.00
Commissions	1,121	1,082	39	3.60
Net gains on sales of loans	906	104	802	771.15
Net servicing fees	68	(24)	92	(383.33)
Increase in cash value of life insurance	288	267	21	7.87
Gain (loss) on sale of other real estate and repossessed assets	(82)	(62)	(20)	32.26
Other income	118	143	(25)	(17.48)
Total	$4,017	$3,001	$1,016	33.86%

Non-interest income increased as gains on sales of loans improved primarily due to an increase in sold loans in the first quarter of 2015 due to the acquisition of Summit Mortgage, Inc. in August 2014. Gain on sale of investments increased in the first quarter of 2015 compared to the first quarter of 2014 by $90,000. Commission income also increased by $39,000 when comparing the first quarter of 2015 to the first quarter of 2014. Commission income comes from trust, wealth management, and brokerage business lines. Service fee income on deposit accounts increased primarily due to an increasing level of checking accounts and increasing interchange income, primarily offset by declining overdraft fee revenue.

Non-Interest Expense. Non-interest expenses increased $771,000 to $11.0 million for the first quarter 2015.

	Three Months Ended		Amount	Percent
	3/31/2015	3/31/2014	Change	Change
	(Dollars in thousands)
Non-Interest Expense:
Salaries and employee benefits	$6,530	$5,873	$657	11.19%
Net occupancy expenses	603	670	(67)	(10.00)
Equipment expenses	453	458	(5)	(1.09)
Data processing fees	444	406	38	9.36
Advertising and promotion	333	301	32	10.63
ATM expense	335	290	45	15.52
Deposit insurance	232	270	(38)	(14.07)
Professional fees	530	438	92	21.00
Software subscriptions and maintenance	427	416	11	2.64
Other real estate and repossessed assets	127	135	(8)	(5.93)
Other expenses	1,004	990	14	1.41
Total	$11,018	$10,247	$771	7.52%

The increase in non-interest expense compared to the first quarter of 2014 was a result of an increase in salaries and benefits primarily as a result of the acquisition of Summit Mortgage in the third quarter of 2014. Summit Mortgage, acquired in August 2014, accounted for $516,000 of the total increased non-interest expenses. The increase in professional fees was primarily a result of a threatened proxy contest costing the Company $153,000 in expenses.

Income Tax Expense. Income tax expense for the first quarter 2015 increased by $233,000 compared to the same period in 2014. The Company’s effective tax rate increased to 29.5% for the three months ended March 31, 2015 compared to 28.4% for the three months ended March 31, 2014 due to an increase in non-taxable income in combination with a decrease in low income housing credits as a percentage of net income.

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

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. It is overseen by the Asset and Liability Management Committee. The Board of Directors required the Bank to maintain a minimum liquidity ratio of 10% of deposits. At March 31, 2015, our ratio was 26.4%. The Company is currently in excess of the minimum liquidity ratio set by the Board due to a larger than historical investment portfolio. Management continues to seek to utilize liquidity off of the investment portfolio to fund loan growth over the next few years as demand for loans increases. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). At March 31, 2015, on a consolidated basis, the Company had $286.2 million in cash and investment securities available for sale and $10.8 million in loans held for sale generally available for its cash needs. We can also generate funds from borrowings, primarily FHLB advances, and, to a lesser degree, third party loans. At March 31, 2015, the Bank had the ability to borrow an additional $108.8 million in FHLB advances. In addition, we have historically sold 15- and 30-year long-term, fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity. The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, the payment of which is subject to regulatory limits. At March 31, 2015, the Company, on an unconsolidated basis, had $2.8 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2015, the approved outstanding loan commitments, including unused lines of credit, amounted to $253.1 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2015, totaled $167.0 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. For the quarter ended March 31, 2015, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At March 31, 2015, the Bank had $100.8 million in commitments to make loans, $6.8 million in undisbursed portions of closed loans, $143.0 million in unused lines of credit and $2.5 million in standby letters of credit. In addition, on a consolidated basis, at March 31, 2015, the Company had $197.5 million in outstanding non-deposit borrowings, of which $27.7 million is due in the next twelve months.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. See ‘Item 1 - Business- How We Are Regulated - Regulatory Capital Requirements.” The FDIC may require the Bank to have additional capital above the specific regulatory levels if it believes the Bank is subject to increased risk due to asset problems, high interest rate risk and other risks. The Company is subject to minimum capital requirements imposed by the FRB, which are substantially similar to those imposed on the Bank, including guidelines for bank holding companies to be considered well-capitalized. The FDIC and FRB have issued revisions to these capital requirements, which would increase the levels required, particularly if the Bank and the Company want to continue paying dividends or executive bonuses. These new rules started being phased in January.

At March 31, 2015, the Bank’s regulatory capital exceeded the FDIC regulatory requirements, and the Bank was well-capitalized under regulatory prompt corrective action standards. In addition, at March 31, 2015, the Company’s capital levels exceeded the FRB’s requirements, and the Company was considered well-capitalized under FRB guidelines. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain well-capitalized status.

Our capital ratios at March 31, 2015 are reflected below:

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Leverage Capital Level(1):
MutualFirst Consolidated	$123,137	8.7%	$56,535	4.0%	$	N/A	N/A %
MutualBank	125,384	8.9	56,400	4.0		70,500	5.0
Common Equity Tier 1 CapitalLevel (2) :
MutualFirst Consolidated	$122,910	12.2%	$43,500	4.5%		$65,434	6.5%
MutualBank	125,384	12.5	45,287	4.5		65,414	6.5
Tier 1 Risk-Based Capital Level (3) :
MutualFirst Consolidated	$123,137	12.2%	$60,400	6.0%		$80,534	8.0%
MutualBank	125,384	12.5	60,382	6.0		80,509	8.0
Total Risk-Based Capital Level (4) :
MutualFirst Consolidated	$135,728	13.5%	$80,534	8.0%		$100,667	10.0%
MutualBank	137,971	13.7	80,509	8.0		100,637	10.0

(1) Tier 1 Capital to Assets for Leverage Ratio of $1.4 billion for the Bank and Company at March 31, 2015.

(2) Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.0 billion for the Bank and Company at March 31, 2015.

(3) Tier 1 Capital to Risk-Weighted Assets.

(4) Total Capital to Risk-Weighted Assets.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Information about the Company’s asset and liability management and market and interest-rate risks is included in Item 7A of the Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin and improve earnings. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term, fixed-rate loans in our portfolio, during the first three months of 2015 we sold in the secondary market $26.2 million of primarily fixed rate, one- to four-family mortgage loans with a term to maturity of 15 years or greater.

If past rate movements are an indication of future changes, they usually are neither instantaneous nor do a majority of core deposits reprice at the same level as rates change. The following chart reflects the Bank’s percentage change in net income and capital assuming an immediate parallel rate shock in a range from down 100 basis points to up 400 basis points as of March 31, 2015.

	Percentage Change in
	Net Interest Income	Capital
Rate Shock:
Up 400 basis points	(8.2)%	11.4%
Up 300 basis points	(5.3)%	9.8%
Up 200 basis points	(2.7)%	8.5%
Up 100 basis points	(0.6)%	5.7%
Down 100 basis points	(4.7)%	(17.4)%

The following chart indicates the Company’s percentage change in net interest income and capital assuming rate movements that are not instantaneous, but change over a period of time, and a majority of core deposits changing at a percentage of the rate shock instead of the full amount of the rate shock.

	Percentage Change in
	Net Interest Income	Capital
Rate Shock:
Up 400 basis points	(3.6)%	14.1%
Up 300 basis points	(3.4)%	11.2%
Up 200 basis points	(2.7)%	9.1%
Up 100 basis points	(1.4)%	5.8%
Down 100 basis points	(5.6)%	(17.4)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and (as defined in sec Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures as of March 31, 2015, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

 Item 6. Exhibits.

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Articles of Incorporation	b
3.1a	Articles Supplementary to Charter	p
3.2	Articles Supplementary for the Series A Preferred Stock	c
3.3	Articles Supplementary for the SBLF Preferred Stock	a
3.4	Amended Bylaws	k
3.4a	Amended and Restated Bylaws	q
3.5	Articles Supplementary to the Company’s Charter re: term of appointed directors	l
4.1	Form of Common Stock Certificate	b
4.2	Form of Certificate for the Series A Preferred Stock	c
4.3	Form of Certificate for the SBLF Preferred Stock	a
9	Voting Trust Agreement	None
10.1	Employment Agreement with David W. Heeter	e
10.2	Employment Agreement with Patrick C. Botts	e
10.3	Form of Supplemental Retirement Plan Income Agreements for Patrick C. Botts and David W. Heeter	f
10.4	Named Executive Officer Salaries and Bonus Arrangements for 2013	n
10.5	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker	g
10.6	Form of Agreements for Executive Deferred Compensation Plan for Patrick C. Botts and David W. Heeter	f
10.7	Registrant’s 2001 Stock Option and Incentive Plan	h
10.8	Registrant’s 2001 Recognition and Retention Plan	h
10.9	Director Fee Arrangements for 2013	10.9
10.10	Director Deferred Compensation Plan	i
10.11	MutualFirst Financial, Inc. 2008 Stock Option and Incentive Plan	d
10.12	MFB Corp. 2002 Stock Option Plan	d
10.13	MFB Corp. 1997 Stock Option Plan	d
10.14	Employment Agreement with Charles J. Viater	e
10.15	Salary Continuation Agreement with Charles J. Viater	d
10.16	Loan Agreement with First Tennessee Bank National Association dated December 21, 2009.	m
10.17	Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.18	Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan	j

10.19	Small Business Lending Fund - Securities Purchase Agreement, dated August 25, 2011, between MutualFirst Financial, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock		a
10.20	Repurchase Agreement dated August 25, 2011, between MutualFirst Financial, Inc. and the United States Department of the Treasury, with respect to the repurchase and redemption of the TARP Preferred Stock		a
10.21	Employment Agreement with Christopher D. Cook.		e
10.22	Agreement with Richard J. Lashley and PL Capital Group		q
11	Statement re computation of per share earnings		None
12	Statements re computation of ratios		None
14	Code of Ethics		o
16	Letter re change in certifying accountant		None
18	Letter re change in accounting principles		None
21	Subsidiaries of the registrant		21
22	Published report regarding matters submitted to vote of security holders		None
23	Consents of experts and counsel		23
24	Power of Attorney		None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)		31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)		31.2
32	Section 1350 Certification		32
101	Financial Statements from the Company’s Form 10-K for the year ended December 31, 2014, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of December 31, 2014 and 2013; (ii) Consolidated Condensed Statements of Income for the Years Ended December 31, 2014, 2013 and 2012; (iii) Consolidated Condensed Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012; (iv) Consolidated Condensed Statement of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012 (v) Consolidated Condensed Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements, December 31, 2014, 2013 and 2012, as follows:
	101.INS	XBRL Instance Document	101.INS
	101.SCH	XBRL Taxonomy Extension Schema Document	101.SCH
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101.DEF
	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	101.LAB
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE

a	Filed as an exhibit to the Company’s Form 8-K filed on August 26, 2011 and incorporated herein by reference.
b	Filed as an exhibit to the Company’s Form S-1 registration statement filed on September 16, 1999 and incorporated herein by reference.
c	Filed as an exhibit to the Company’s Form 8-K filed on December 23, 2008 and incorporated herein by reference.

d	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference.
e	Filed as an exhibit to the Company’s Form 10-Q filed on November 14, 2012 and incorporated herein by reference.
f	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2001 and incorporated herein by reference.
g	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2002 and incorporated herein by reference.
h	Filed as an Appendix to the Company’s Form S-4/A Registration Statement filed on October 19, 2001 and incorporated herein by reference.
i	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2007 and incorporated herein by reference.
j	Filed as an exhibit to the Company’s Form 10-K filed on March 23, 2010 and incorporated herein by reference.
k	Filed as an exhibit to the Company’s Form 8-K filed on October 15, 2007 and incorporated herein by reference.
l	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.
m	Filed as an exhibit to the Company’s Form 8-K filed on December 24, 2009 and incorporated herein by reference.
n	Filed as an exhibit to the Company’s Form 8-K filed on February 15, 2012 and incorporated herein by reference.
o	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.
p	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.
q	Filed as an exhibit to the Company’s Form 8-K filed on February 27, 2015 and incorporated herein by reference.

(b) Exhibits - See list in (a)(3) and the Exhibit Index following the signature page.

(c) Financial Statements Schedules - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2015	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: May 11, 2015	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

101	Financial Statements from the Company’s Form 10-Q for the three months ended March 31, 2015 and year ended December 31, 2014, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of March 31, 2015 and 2014; (ii) Consolidated Condensed Statements of Income for the Three Months Ended March 31, 2015 and 2014; (iii) Consolidated Condensed Statement of Stockholders’ Equity for the Period Ended March 31, 2015; (iv) Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements Three Months Ended March 31, 2015 and 2014, as follows:
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

