Form 10-Q
period 2015-06-30
MUTUALFIRST FINANCIAL INC
filed 2015-08-05
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of July 30, 2015, there were 7,394,061 shares of the registrant’s common stock outstanding.

MutualFirst Financial, Inc.

Form 10-Q Quarterly Report for the Period Ended June 30, 2015

MutualFirst Financial, Inc.

Consolidated Condensed Balance Sheets

(In Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$6,745	$7,475
Interest-bearing demand deposits	17,524	22,100
Cash and cash equivalents	24,269	29,575
Investment securities available for sale	261,506	260,806
Loans held for sale	12,486	6,140
Loans, net of allowance for loan losses of $12,906 and $13,168, at June 30, 2015 and December 31, 2014, respectively	1,026,717	1,003,518
Premises and equipment, net	30,818	30,939
Federal Home Loan Bank stock	9,810	11,964
Investment in limited partnerships	477	527
Deferred tax asset	13,750	13,575
Cash value of life insurance	51,602	51,002
Goodwill	1,800	1,800
Core deposit and other intangibles	825	1,105
Other assets	11,374	12,472
Total assets	$1,445,434	$1,423,423

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$160,967	$154,178
Interest-bearing	917,320	925,142
Total deposits	1,078,287	1,079,320
Federal Home Loan Bank advances	212,042	192,442
Other borrowings	9,816	10,174
Other liabilities	14,337	14,735
Total liabilities	1,314,482	1,296,671

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 7,394,061 and 7,236,002 shares at June 30, 2015 and December 31, 2014, respectively	74	72
Additional paid-in capital	76,792	74,916
Retained earnings	53,312	49,386
Accumulated other comprehensive income	774	2,378
Total stockholders' equity	130,952	126,752
Total liabilities and stockholders' equity	$1,445,434	$1,423,423

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Income

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest and Dividend Income
Loans receivable	$10,919	$10,817	$21,784	$21,584
Investment securities	1,692	1,793	3,362	3,560
Federal Home Loan Bank stock	118	131	259	331
Deposits with financial institutions	2	3	9	7
Total interest and dividend income	12,731	12,744	25,414	25,482

Interest Expense
Deposits	1,334	1,527	2,706	3,227
Federal Home Loan Bank advances	724	516	1,390	990
Other	133	143	261	288
Total interest expense	2,191	2,186	4,357	4,505

Net Interest Income	10,540	10,558	21,057	20,977
Provision for loan losses	-	500	-	850
Net Interest Income After Provision for Loan Losses	10,540	10,058	21,057	20,127

Non-interest Income
Service fee income	1,464	1,538	2,822	2,879
Net realized gain on sales of available-for-sale securities	126	211	366	362
Commissions	1,142	1,178	2,263	2,260
Net gains on sales of loans	1,121	382	2,027	486
Net servicing fees (expense)	70	3	138	(22)
Increase in cash value of life insurance	313	304	601	571
Gain (loss) on sale of other real estate and repossessed assets	32	(178)	(50)	(240)
Other income	98	104	216	246
Total non-interest income	4,366	3,542	8,383	6,542

Non-interest Expenses
Salaries and employee benefits	6,084	5,500	12,614	11,372
Net occupancy expenses	515	600	1,118	1,269
Equipment expenses	410	435	863	894
Data processing fees	428	402	872	807
Advertising and promotion	378	306	711	607
ATM and debit card expenses	347	316	682	606
Deposit insurance	212	270	444	540
Professional fees	383	439	913	878
Software subscriptions and maintenance	433	386	860	802
Other real estate and repossessed assets	87	151	214	286
Other expenses	1,096	1,048	2,100	2,038
Total non-interest expenses	10,373	9,853	21,391	20,099

Income Before Income Tax	4,533	3,747	8,049	6,570
Income tax expense	1,315	1,133	2,351	1,936

Net Income Available to Common Shareholders	$3,218	$2,614	$5,698	$4,634

Earnings Per Share
Basic	$0.44	$0.37	$0.78	$0.65
Diluted	$0.43	$0.36	$0.76	$0.63
Dividends Per Share	$0.12	$0.08	$0.24	$0.14

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

 (In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Income	$3,218	$2,614	$5,698	$4,634
Other Comprehensive Income (Loss)
Net unrealized holding gain (loss) on securities available-for-sale	(3,179)	3,164	(2,139)	5,846
Net unrealized gain on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	-	205	-	839
Reclassification adjustment for realized gains included in net income	(126)	(211)	(366)	(362)
Net unrealized gain on derivative used for cash flow hedges	42	17	57	49
	(3,263)	3,175	(2,448)	6,372
Income tax (expense) benefit related to other comprehensive income	1,124	(1,100)	844	(2,199)
Other comprehensive income (loss), net of tax	(2,139)	2,075	(1,604)	4,173

Comprehensive Income	$1,079	$4,689	$4,094	$8,807

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statement of Stockholders’ Equity
For the Period Ended June 30, 2015

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital Common	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances December 31, 2014	72	74,916	50,171	2,378	127,537
Cumulative effect of change in accounting principle for low income housing tax credits, net of tax of $270			(785)		(785)
Balance, beginning of period - as adjusted	72	74,916	49,386	2,378	126,752
Net income			5,698		5,698
Other comprehensive loss, net of taxes				(1,604)	(1,604)
Stock options, exercised	2	1,591			1,593
Tax benefit on stock options		285			285
Cash dividends, common stock ($.24 per share)			(1,772)		(1,772)
Balances June 30, 2015	$74	$76,792	$53,312	$774	$130,952

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Six Months Ended
	June 30,
	2015	2014
Operating Activities
Net income	$5,698	$4,634
Items not requiring cash
Provision for loan losses	-	850
Depreciation and amortization	2,257	962
Deferred income tax	670	1,260
Loans originated for sale	(72,303)	(18,990)
Proceeds from sales of loans held for sale	67,785	15,770
Gain on sale of loans held for sale	(2,027)	(486)
Gain on sale of securities, available for sale	(366)	(362)
Loss on sale of other real estate and repossessed assets	50	240
Change in
Interest receivable and other assets	72	774
Interest payable and other liabilities	(30)	1,045
Cash value of life insurance	(601)	(571)
Other adjustments	71	170
Net cash provided by operating activities	1,276	5,296

Investing Activities
Purchases of securities, available for sale	(35,886)	(34,623)
Proceeds from maturities and paydowns of securities, available for sale	19,173	14,800
Proceeds from sales of securities, available for sale	13,383	23,226
Redemption of Federal Home Loan Bank stock	2,154	-
Net change in loans	(24,297)	(16,589)
Purchases of premises and equipment	(704)	(481)
Proceeds from real estate owned sales	1,585	2,414
Net cash used in investing activities	(24,592)	(11,253)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	33,087	16,512
Certificates of deposit	(34,119)	(50,296)
Proceeds from FHLB advances	193,700	320,200
Repayments of FHLB advances	(174,100)	(276,082)
Repayments of other borrowings	(379)	(379)
Cash dividends	(1,772)	(999)
Stock options exercised	1,593	450
Net cash provided by financing activities	18,010	9,406
Net Change in Cash and Cash Equivalents	(5,306)	3,449
Cash and Cash Equivalents, Beginning of Period	29,575	25,285
Cash and Cash Equivalents, End of Period	$24,269	$28,734

Additional Cash Flows Information
Interest paid	$4,332	$4,432
Income tax paid	1,300	500
Transfers from loans to foreclosed real estate	436	1,148
Mortgage servicing rights capitalized	200	113

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

The interim consolidated condensed financial statements at and for the three and six months ended June 30, 2015 and 2014, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2014 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings Per Share

Earnings per share were computed as follows:

	Three Months Ended June 30,
	2015			2014
	Income	Weighted- Average Shares	Per- Share Amount	Income	Weighted- Average Shares	Per- Share Amount
Basic Earnings Per Share
Net income	$3,218	7,383,435	$0.44	$2,614	7,133,233	$0.37
Effect of Dilutive Securities
Stock options	-	164,299		-	227,167
Diluted Earnings Per Share
Net income available and assumed conversions	$3,218	7,547,734	$0.43	$2,614	7,360,400	$0.36

	Six Months Ended June 30,
	2015			2014
	Income	Weighted- Average Shares	Per- Share Amount	Income	Weighted- Average Shares	Per- Share Amount
Basic Earnings Per Share
Net income	$5,698	7,348,773	$0.78	$4,634	7,126,082	$0.65
Effect of Dilutive Securities
Stock options	-	179,633		-	230,680
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$5,698	7,528,406	$0.76	$4,634	7,356,762	$0.63

Options to purchase 37,161 and 44,161 shares of common stock were outstanding at June 30, 2015 and 2014, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Note 3: Impact of Accounting Pronouncements

In May 2015, Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This Update addresses the diversity in practice related to how certain investments measured at net asset value with future redemption dates are categorized; the amendments in this Update remove the requirement to categorize investments for which fair values are measured using the net asset value per share practical expedient. It also limits disclosures to investments for which the entity has elected to measure the fair value using the practical expedient. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In April 2015, FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software. The objective of the amendments in this update was to address the concerns of stakeholders that the lack of guidance about a customer’s accounting for fees in a cloud computing arrangement leads to unnecessary cost and complexity when evaluating the accounting for those fees, as well as some diversity in practice. The amendments in this update will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. The Company does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In February 2015, FASB issued Accounting Standards Update (ASU) 2015-01, Income Statement – Extraordinary and Unusual Items. The objective of the update was to simplify the income statement presentation requirements by eliminating the concept of extraordinary items.

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

In August 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update provides U.S. Generally Accepted Accounting Principles (GAAP) guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.

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

In June 2014, FASB issued ASU 2014-12 “Compensation – Stock Compensation.” This update defines the accounting treatment for share-based payments and “resolves the diverse accounting treatment of those awards in practice.” The new requirement mandates that “a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.” Compensation cost will now be recognized in the period in which it becomes likely that the performance target will be met.

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

The amendments in this update are effective for annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

The FASB and the Internal Accounting Standards Board (IASB) (together, the Boards) published for public comment revised Exposure Drafts outlining proposed changes to the accounting for leases. The proposals aim to improve the quality and comparability of financial reporting by providing greater transparency about leverage, the assets an organization uses in its operations and the risks to which it is exposed from entering into leasing transactions. Under existing accounting standards, a majority of leases are not reported on a lessee’s balance sheet. The amounts involved can be substantial. Additionally, the existing accounting models for leases require lessees and lessors to classify their leases as either capital leases (e.g., a lease of equipment for nearly all of its economic life) or operating leases (e.g., a lease of office space for 10 years) and to account for those leases differently.

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

As of July 2015, FASB was working on drafting the final standard.

Note 4: Investment Securities

The amortized costs and approximate fair values, together with gross unrealized gains and losses on securities, are as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities
Government-sponsored agencies	$109,031	$2,073	$(509)	$110,595
Collateralized mortgage obligations
Government-sponsored agencies	85,629	884	(742)	85,771
Municipal obligations	43,558	1,500	(480)	44,578
Corporate obligations	21,777	65	(1,280)	20,562
Total investment securities	$259,995	$4,522	$(3,011)	$261,506

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities
Government-sponsored agencies	$110,452	$2,927	$(89)	$113,290
Collateralized mortgage obligations
Government-sponsored agencies	97,325	1,270	(836)	97,759
Federal agencies	4	-	-	4
Municipal obligations	27,246	2,013	(7)	29,252
Corporate obligations	21,763	44	(1,306)	20,501
Total investment securities	$256,790	$6,254	$(2,238)	$260,806

The amortized cost and fair value of securities available for sale at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
Description Securities	Amortized Cost	Fair Value
Security obligations due
Within one year	4,488	4,509
One to five years	$14,491	$14,577
Five to ten years	2,214	2,373
After ten years	44,142	43,681
	65,335	65,140
Mortgage-backed securities
Government-sponsored agencies	109,031	110,595
Collateralized mortgage obligations
Government-sponsored agencies	85,629	85,771
Totals	$259,995	$261,506

Proceeds from sales of securities available for sale for the three and six months ended June 30, 2015 and 2014 were $5.8 million and $13.4 million compared to $7.7 million and $23.2 million, respectively. Gross gains of $126,000 and $366,000 compared to $253,000 and $569,000 for the three and six months ended June 30, 2015 and 2014, respectively, were recognized on those sales. Gross losses of $42,000 and $207,000 for the three and six months ended June 30, 2014 were recognized on those sales. There were no gross losses recognized on the sales of securities for the three and six months ended June 30, 2015.

All mortgage-backed securities and collateralized-mortgage obligations held by the Company as of June 30, 2015 were in government-sponsored or federal agency securities.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2015 and December 31, 2014 was $109.7 million and $67.5 million, which is approximately 41.9 percent and 25.9 percent of the Company’s investment portfolio at those dates.

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

During the first half of 2015 and 2014, the Bank determined that its security holdings had no other-than-temporary impairment.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities
Government-sponsored agencies	$44,845	$(509)	$-	$-	$44,845	$(509)
Collateralized mortgage obligations
Government-sponsored agencies	23,968	(211)	23,215	(531)	47,183	(742)
Municipal obligations	14,646	(477)	490	(3)	15,136	(480)
Corporate obligations	-	-	2,522	(1,280)	2,522	(1,280)
Total temporarily impaired securities	$83,459	$(1,197)	$26,227	$(1,814)	$109,686	$(3,011)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities
Government-sponsored agencies	$1,069	$(9)	$19,580	$(80)	$20,649	$(89)
Collateralized mortgage obligations
Government-sponsored agencies	5,075	(40)	34,159	(796)	$39,234	$(836)
Federal agencies					-	-
Municipal obligations	-	-	631	(7)	631	(7)
Corporate obligations	-	-	6,995	(1,306)	6,995	(1,306)
Total temporarily impaired securities	$6,144	$(49)	$61,365	$(2,189)	$67,509	$(2,238)

Mortgage-Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in MBSs and CMOs were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because (1) the decline in market value is attributable to changes in interest rates and not credit quality, (2) the Company does not intend to sell the investments and (3) it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider any of these investments to be other-than-temporarily impaired at June 30, 2015.

Municipals

The decrease in unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  The Company does not intend to sell the investment and it is more likely than not that the Company will not be required to sell these investments before recovery of its new, lower amortized cost basis, which may be at maturity.  The Corporation does not consider these investment securities to be other-than-temporarily impaired at June 30, 2015.

Corporate Obligations

The Company’s unrealized losses on investments in corporate obligations primarily relates to two investments in pooled trust preferred securities. The unrealized losses were primarily caused by (1) a decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (2) a sector downgrade by several industry analysts. The Company recognized a loss equal to the credit loss for these securities, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell these investments and it is likely that the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be at maturity, it does not consider the remainder of these investments to be other-than-temporarily impaired at June 30, 2015.

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

MutualFirst Financial uses market-based yield indicators as a baseline for determining appropriate discount rates, and then adjusts the resulting discount rates on the basis of its credit and structural analysis of specific trust preferred securities. The primary focus is on the returns a fixed income investor would require in order to allocate capital on a risk adjusted basis. There is currently little demand for pooled trust preferred securities; however, the Company looks principally to market yields for stand-alone trust preferred securities issued by banks, thrifts and insurance companies for which there is an active and liquid market. The next step is to make a series of adjustments to reflect the differences that exist between these products (both credit and structural) and, most importantly, to reflect idiosyncratic credit performance differences (both actual and projected) between these products and the underlying collateral in the specific trust preferred security. Importantly, as part of the analysis described above, MutualFirst considers the fact that structured instruments frequently exhibit leverage not present in stand-alone instruments, and makes adjustments as necessary to reflect this additional risk.

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

	Accumulated Credit Losses
	Three Months Ended
	June 30,
	2015	2014
Credit losses on debt securities held
Beginning of period	$109	$1,205
Reductions related to actual losses incurred	-	(500)
As of June 30,	$109	$705

	Accumulated Credit Losses
	Six Months Ended
	June 30,
	2015	2014
Credit losses on debt securities held
Beginning of year	$109	$1,205
Reductions related to actual losses incurred	-	(500)
As of June 30,	$109	$705

Pooled Trust Preferred Securities. The Company has invested in pooled trust preferred securities. At June 30, 2015, the current book balance of our pooled trust preferred securities was $3.8 million. The original par value of these securities was $4.0 million prior to the OTTI write-downs in 2011 and earlier. OTTI taken on trust preferred securities previously was the result of deterioration in the performance of the underlying collateral. The deterioration was the result of increased defaults and deferrals of dividend payments in that year, creating credit impairment along with weakening financial performance of performing collateral, increasing the risk of future deferrals of dividends and defaults. No additional OTTI was determined in the first half of 2015. All pooled trust preferred securities owned by the Bank are exempt from the Volcker Rule.

The following table provides additional information related to the Bank’s investment in pooled trust preferred securities as of June 30, 2015:

Deal Name	Class	Original Par	Book Value	Fair Value	Unrealized loss	Realized Losses YTD	Lowest Current Rating	Number of Banks / Insurance Cos. Currently Performing	Total Number of Banks and Insurance Cos. In Issuance (Unique)	Actual Deferrals/ Defaults (as a % of original collateral)	Total Projected Defaults (as a % of performing collateral) (1)	Excess subordination (after taking into account best estimate of future deferrals/ defaults) (2)
	(Dollars in Thousands)
Alesco Preferred Funding IX	A2A	1,000	911	548	(363)	-	BB+	42	51	10.04%	12.95%	55.14%
U.S. Capital Funding I	B1	3,000	2,891	1,974	(917)	-	B3	28	33	9.44%	7.02%	10.33%
		$4,000	$3,802	$2,522	$(1,280)	$-

(1)	A 10% recovery is applied to all projected defaults by depository institutions. A 15% recovery is applied to all projected defaults by insurance companies. No recovery is applied to current defaults.
(2)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

Note 5: Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	June 30,	December 31,
	2015	2014
Net unrealized gain on securities available-for-sale	$2,428	$4,933
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(917)	(917)
Net unrealized loss on derivative used for cash flow hedges	(52)	(109)
Net unrealized loss relating to defined benefit plan liability	(109)	(109)
	1,350	3,798
Tax expense	576	1,420
Net of tax amount	$774	$2,378

The following table presents the reclassification adjustments out of accumulated other comprehensive income that were included in net income in the Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014.

	Amount Reclassified from Accumulated Other Comprehensive Income For the Three Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	2015	2014	Affected Line Item in the Statements of Income
Unrealized gains on available-for-sale securities
Realized securities gains reclassified into income	$126	$211	Other income - net realized gains on sale of available-for-sale securities
Related income tax expense	(43)	(72)	Income tax expense

Total reclassifications for the period, net of tax	$83	$139

	Amount Reclassified from Accumulated Other Comprehensive Income For the Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	2015	2014	Affected Line Item in the Statements of Income
Unrealized gains on available-for-sale securities
Realized securities gains reclassified into income	$366	$362	Other income - net realized gains on sale of available-for-sale securities
Related income tax expense	(124)	(123)	Income tax expense

Total reclassifications for the period, net of tax	$242	$239

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and level within the ASC 820 fair value hierarchy in which the fair value measurements fall:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2015
Mortgage-backed securities
Government sponsored agencies	$110,595	$-	$110,595	$-
Collateralized mortgage obligations
Government sponsored agencies	85,771	-	85,771	-
Municipal obligations	44,578	-	44,578	-
Corporate obligations	20,562	-	18,040	2,522
Available-for-sale securities	$261,506	$-	$258,984	$2,522

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2014
Mortgage-backed securities
Government sponsored agencies	$113,290	$-	$113,290	$-
Collateralized mortgage obligations
Government sponsored agencies	97,759	-	97,759	-
Federal agencies	4	-	4	-
Municipal obligations	29,252	-	29,252	-
Corporate obligations	20,501	-	17,979	2,522
Available-for-sale securities	$260,806	$-	$258,284	$2,522

The following is a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2015 and 2014 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended
	June 30,
	2015	2014
Beginning balance	$2,522	$4,043
Total realized and unrealized gains (losses)
Included in net income	-	56
Included in other comprehensive income (loss)	-	205
Purchases, sales, issuances and settlements	-	(566)
Ending balance	$2,522	$3,738
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Six Months Ended
	June 30,
	2015	2014
Beginning balance	$2,522	$3,336
Total realized and unrealized gains (losses)
Included in net income	-	56
Included in other comprehensive income (loss)	-	920
Purchases, issuances and settlements	-	(574)
Ending balance	$2,522	$3,738
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$0

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

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2015
Other real estate owned	$57	$-	$-	$57

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2014
Other real estate owned	1,280	-	-	1,280

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

June 30, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,522	Discounted cash flow	Discount rate	8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 1.8%
			Projected cures given deferral	0 - 15.0%
			Loss severity	34.2 - 39.8%
Other real estate owned	$57	Third party valuations	Discount to reflect realizable value less estimated selling costs	29.8 - 93.0%

December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,522	Discounted cash flow	Discount rate	8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 1.8%
			Projected cures given deferral	0 - 15.0%
			Loss severity	34.2 - 39.8%
Other real estate owned	$1,280	Third party valuations	Discount to reflect realizable value less estimated selling costs	24.4 - 36.7%

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

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated balance sheets as of the dates noted below are as follows:

			Fair Value Measurements Using
June 30, 2015	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$24,269	$24,269	$24,269	$-	$-
Loans held for sale	12,486	12,541	-	12,541	-
Loans, net	1,026,717	1,019,952	-	-	1,019,952
FHLB stock	9,810	9,810	-	9,810	-
Interest receivable	4,054	4,054	-	4,054	-
Liabilities
Deposits	1,078,287	1,078,926	711,204	-	367,722
FHLB advances	212,042	211,706	-	211,706	-
Other borrowings	9,816	9,868	-	9,868	-
Interest payable	248	248	-	248	-

			Fair Value Measurements Using
December 31, 2014	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$29,575	$29,575	$29,575	$-	$-
Loans held for sale	6,140	6,220	-	6,220	-
Loans, net	1,003,518	1,006,233	-	-	1,006,233
FHLB stock	11,964	11,964	-	11,964	-
Interest receivable	3,730	3,730	-	3,730	-
Liabilities
Deposits	1,079,320	1,050,295	648,314	-	401,981
FHLB advances	192,442	191,995	-	191,995	-
Other borrowings	10,174	10,283	-	10,283	-
Interest payable	223	223	-	223	-

Note 7: Loans and Allowance

Classes of loans at June 30, 2015 and December 31, 2014 include:

	June 30,	December 31,
	2015	2014
Real estate
Commercial	$203,767	$198,019
Commercial construction and development	29,940	33,102
Consumer closed end first mortgage	505,189	517,063
Consumer open end and junior liens	69,640	71,073
	808,536	819,257
Other loans
Consumer loans
Auto	15,072	14,712
Boat/RVs	112,583	94,761
Other	5,134	5,184
Commercial and industrial	101,640	88,474
	234,429	203,131
Total loans	1,042,965	1,022,388
Undisbursed loans in process	(7,359)	(9,285)
Unamortized deferred loan costs, net	4,017	3,583
Allowance for loan losses	(12,906)	(13,168)
Net loans	$1,026,717	$1,003,518

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

All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured and generally only after six months of satisfactory performance.

Nonaccrual loans, segregated by class of loans, as of June 30, 2015 and December 31, 2014 are as follows:

	June 30,	December 31,
	2015	2014
Real estate
Commercial	$2,049	$2,023
Commercial construction and development	-	209
Consumer closed end first mortgage	3,111	3,499
Consumer open end and junior liens	939	658
Consumer loans
Auto	2	-
Boat/RVs	139	191
Other	18	27
Commercial and industrial	58	605
	$6,316	$7,212

An age analysis of the Company’s past due loans, segregated by class of loans, as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days or More and Accruing
Real estate
Commercial	$1,894	$206	$799	$2,899	$200,868	$203,767	$-
Commercial construction and development	-	-	-	-	29,940	29,940	-
Consumer closed end first mortgage	6,541	611	2,418	9,570	495,619	505,189	207
Consumer open end and junior liens	986	68	398	1,452	68,188	69,640	-
Consumer loans
Auto	41	2	2	45	15,027	15,072	-
Boat/RVs	390	100	132	622	111,961	112,583	-
Other	39	20	12	71	5,063	5,134	-
Commercial and industrial	569	44	24	637	101,003	101,640	-
	$10,460	$1,051	$3,785	$15,296	$1,027,669	$1,042,965	$207

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days or More and Accruing
Real estate
Commercial	$1,308	$848	$325	$2,481	$195,538	$198,019	$-
Commercial construction and development	-	-	209	209	32,893	33,102	-
Consumer closed end first mortgage	8,144	1,220	2,160	11,524	505,539	517,063	226
Consumer open end and junior liens	969	130	27	1,126	69,947	71,073	-
Consumer loans
Auto	65	-	-	65	14,647	14,712	-
Boat/RVs	775	158	115	1,048	93,713	94,761	-
Other	92	27	14	133	5,051	5,184	-
Commercial and industrial	1,066	176	441	1,683	86,791	88,474	-
	$12,419	$2,559	$3,291	$18,269	$1,004,119	$1,022,388	$226

Impaired Loans

Loans are considered impaired in accordance with the impairment accounting guidance (ASC 310-10-35-16), when, based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Interest on impaired loans is recorded based on the performance of the loan. All interest received on impaired loans that are on nonaccrual status is accounted for on the cash-basis method until qualifying for return to accrual status. Interest is accrued per the contract for impaired loans that are performing.

The following tables present impaired loans as of and for the three and six month periods ended June 30, 2015 and 2014 and the year ended December 31, 2014. There were no loans with a specific valuation allowance as of June 30, 2015 and 2014, respectively, and December 31, 2014.

	June 30, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans - Quarter	Average Investment in Impaired Loans - YTD	Interest Income Recognized - Quarter	Interest Income Recognized - YTD
Loans without a specific valuation allowance
Real estate
Commercial	$5,169	$5,169	$-	$5,197	$5,109	$60	$116
Commercial construction and development	649	1,155	-	750	810	8	15
Consumer closed end first mortgage	1,603	1,603	-	1,609	1,452	-	-
Commercial and industrial	224	255	-	463	561	1	2

Total	$7,645	$8,182	$-	$8,019	$7,932	$69	$133

	December 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$4,933	$4,933	$-	$3,776	$161
Commercial construction and development	931	1,860	-	1,323	30
Consumer closed end first mortgage	1,138	1,138	-	1,142	8
Consumer open end and junior liens	-	-	-	100	3
Commercial and industrial	758	789	-	923	12

Total	$7,760	$8,720	$-	$7,264	$214

	June 30, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans - Quarter	Average Investment in Impaired Loans - YTD	Interest Income Recognized - Quarter	Interest Income Recognized - YTD
Loans without a specific valuation allowance
Real estate
Commercial	$2,863	$2,863	$-	$2,907	$2,988	$33	$65
Commercial construction and development	1,272	2,643	-	1,424	1,495	8	15
Consumer closed end first mortgage	847	847	-	851	978	3	5
Consumer open end and junior liens	-	-	-	125	167	1	3
Commercial and industrial	748	922	-	954	1,032	5	11

Total	$5,730	$7,275	$-	$6,261	$6,660	$50	$99

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2015.

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

June 30, 2015
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real Estate	Construction and Development	Commercial and Industrial
Pass	$193,341	$27,596	$99,725
Special Mention	3,265	1,490	1,468
Substandard	7,161	854	447
Doubtful	-	-	-
Total	$203,767	$29,940	$101,640

Consumer Credit Exposure Credit Risk Profile
Internal Rating	Closed End First Mortgage	Real Estate Open End and Junior Liens	Auto	Boat/RV	Other
Pass	$498,753	$68,624	$15,063	$112,337	$5,109
Special Mention	-	-	-	-	-
Substandard	6,436	1,016	9	246	25
Total	$505,189	$69,640	$15,072	$112,583	$5,134

December 31, 2014
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real Estate	Construction and Development	Commercial and Industrial
Pass	$187,436	$30,422	$84,746
Special Mention	3,316	1,721	439
Substandard	7,267	959	2,848
Doubtful	-	-	441
Total	$198,019	$33,102	$88,474

Consumer Credit Exposure Credit Risk Profile
Internal Rating	Closed End First Mortgage	Real Estate Open End and Junior Liens	Auto	Boat/RV	Other
Pass	$509,765	$70,299	$14,704	$94,377	$5,125
Special Mention	-	-	-	-	-
Substandard	7,298	774	8	384	59
Total	$517,063	$71,073	$14,712	$94,761	$5,184

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2015 and 2014 and year ended December 31, 2014.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other segments.

	Three Months Ended June 30, 2015
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$6,894	$3,567	$2,756	$13,217
Provision charged (credited) to expense	(201)	48	153	-
Losses charged off	-	(297)	(205)	(502)
Recoveries	132	-	59	191
Balance, end of period	$6,825	$3,318	$2,763	$12,906

	Six Months Ended June 30, 2015
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$7,085	$3,471	$2,612	$13,168
Provision charged (credited) to expense	(597)	236	361	-
Losses charged off	-	(390)	(322)	(712)
Recoveries	337	1	112	450
Balance, end of period	$6,825	$3,318	$2,763	$12,906
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	6,825	3,318	2,763	12,906
Total allowance for loan losses	$6,825	$3,318	$2,763	$12,906

Loans:
Ending balance
Individually evaluated for impairment	$6,042	$1,603	$-	$7,645
Collectively evaluated for impairment	329,305	503,586	202,429	1,035,320
Total Loans	$335,347	$505,189	$202,429	$1,042,965

	Year Ended December 31, 2014
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$8,148	$3,124	$2,140	$13,412
Provision charged (credited) to expense	(1,273)	888	1,235	850
Losses charged off	(289)	(572)	(1,021)	(1,882)
Recoveries	499	31	258	788
Balance, end of period	$7,085	$3,471	$2,612	$13,168
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	7,085	3,471	2,612	13,168
Total allowance for loan losses	$7,085	$3,471	$2,612	$13,168

	Three Months Ended June 30, 2014
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$7,899	$3,305	$2,166	$13,370
Provision charged to expense	78	208	214	500
Losses charged off	(244)	(170)	(351)	(765)
Recoveries	30	1	107	138
Balance, end of period	$7,763	$3,344	$2,136	$13,243

	Six Months Ended June 30, 2014
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$8,148	$3,124	$2,140	$13,412
Provision charged (credited) to expense	(187)	465	572	850
Losses charged off	(244)	(250)	(718)	(1,212)
Recoveries	46	5	142	193
Balance, end of period	$7,763	$3,344	$2,136	$13,243
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	7,763	3,344	2,136	13,243
Total allowance for loan losses	$7,763	$3,344	$2,136	$13,243

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

Information on non-performing assets, excluding performing restructured loans, is provided below:

	June 30,
	2015	2014
Non-performing assets
Non-accrual loans	$6,316	$5,762
Accruing loans delinquent 90 days or more and past due	207	348
Total non-performing loans	6,523	6,110
Foreclosed real estate	1,726	6,719
Other repossessed assets	455	379
Total non-performing assets	$8,704	$13,208

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

At June 30, 2015, the Company had a number of loans that were modified in troubled debt restructurings. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following tables describe troubled debts restructured during the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	1	$820	$820
Consumer closed end first mortgage	2	86	85

	Three Months Ended June 30, 2014
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	1	$250	$250
Consumer closed end first mortgage	7	367	380
Commercial and industrial	2	193	223

	Six Months Ended June 30, 2015
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	3	$1,992	$1,990
Construction and development	1	155	134
Consumer closed end first mortgage	5	242	239
Commercial and industrial	1	88	83

	Six Months Ended June 30, 2014
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	1	$250	$250
Consumer closed end first mortgage	10	748	774
Commercial and industrial	2	193	223

The impact on the allowance for loan losses was insignificant as a result of these modifications.

Newly restructured loans by type for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30, 2015
	Interest Only	Term	Combination	Total Modification
Real Estate
Commercial	$-	$820	$-	$820
Consumer closed end first mortgage	-	-	85	85

	Three Months Ended June 30, 2014
	Interest Only	Term	Combination	Total Modification
Real Estate
Commercial	$-	$-	$250	$250
Consumer closed end first mortgage	-	18	362	380
Commercial and industrial	-	223	-	223

	Six Months Ended June 30, 2015
	Interest Only	Term	Combination	Total Modification
Real Estate
Commercial	$-	$1,990	$-	$1,990
Construction and development	-	-	134	134
Consumer closed end first mortgage	-	-	239	239
Commercial and industrial	-	83	-	83

	Six Months Ended June 30, 2014
	Interest Only	Term	Combination	Total Modification
Real Estate
Commercial	$-	$-	$250	$250
Consumer closed end first mortgage	-	18	756	774
Commercial and industrial	-	223	-	223

Defaults of any loans modified as troubled debt restructurings made in the three and six months ended June 30, 2014 are listed in the table below. There were no defaults on loans modified as troubled debt restructurings made in the three and six months ended June 30, 2015. Defaults are defined as any loans that become 90 days past due.

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

Mutual is a limited partner in each LIHTC Partnership. A separate unrelated third party is the general partner. Each limited partnership is managed by the general partner, who exercises full and exclusive control over the affairs of the limited partnership. Duties entrusted to the general partner of each limited partnership include, but are not limited to: investment in operating companies, company expenditures, investment of excess funds, borrowing funds, employment of agents, disposition of fund property, prepayment and refinancing of liabilities, votes and consents, contract authority, disbursement of funds, accounting methods, tax elections, bank accounts, insurance, litigation, cash reserve, and use of working capital reserve funds. Except for limited rights granted to consent to certain transactions, the limited partner(s) may not participate in the operation, management, or control of the limited partnership’s business, transact any business in the limited partnership’s name or have any power to sign documents for or otherwise bind the limited partnership. In addition, the general partner may only be removed by the limited partner(s) in the event the general partner fails to comply with the terms of the agreement and/or is negligent in performing its duties.

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

The following table summarizes the balance sheet and income statement amounts impacted by the change at the dates or for the periods indicated:

December 31,
2014
Investment in limited partnerships
As previously reported	$1,582
As reported under the new guidance	527
Deferred tax asset
As previously reported	13,305
As reported under the new guidance	13,575
Retained earnings
As previously reported	50,171
As reported under the new guidance	49,386

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2014	2014
Non-interest income
As previously reported	$3,414	$6,287
As reported under the new guidance	3,542	6,542
Income tax expense
As previously reported	1,062	1,794
As reported under the new guidance	1,133	1,936
Net income
As previously reported	2,557	4,521
As reported under the new guidance	2,614	4,634
Basic Earnings Per Share
As previously reported	0.36	0.63
As reported under the new guidance	0.37	0.65
Diluted Earnings Per Share
As previously reported	0.35	0.61
As reported under the new guidance	0.36	0.63

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

Second Quarter Highlights. At June 30, 2015, we had $1.4 billion in assets, $1.0 billion in loans, $1.1 billion in deposits and $131.0 million in stockholders’ equity. The Company’s total risk-based capital ratio at June 30, 2015 was 13.7%, exceeding the 10.0% requirement for a well-capitalized institution. Tangible common equity, as a percentage of tangible assets, increased to 8.9% as of June 30, 2015 compared to 8.7% and 8.3% at December 31, 2014 and June 30, 2014, respectively. For the quarter ended June 30, 2015, net income available to common shareholders was $3.2 million, or $0.44 per basic and $0.43 per diluted share, compared with net income available to common shareholders of $2.6 million, or $0.37 per basic and $0.36 per diluted share for the quarter ended June 30, 2014.

Financial highlights for the second quarter ended June 30, 2015 included:

•	Gross loan balances increased by $16.0 million, or 6.3% on an annualized basis in the second quarter of 2015.

•	Asset quality improved as non-performing loans to total loans were 0.63% as of June 30, 2015 compared to 0.73% as of March 31, 2015 and non-performing assets to total assets were 0.60% as of June 30, 2015 compared to 0.72% as of March 31, 2015.
•	Core deposits increased $15.0 million in the second quarter of 2015 while term deposits declined by $22.9 million.
•	Tangible common equity to total assets is 8.89% and tangible book value per share is $17.36 as of June 30, 2015 compared to tangible common equity to total assets of 8.95% and tangible book value per share of $17.33 as of March 31, 2015.
•	Net interest income for the second quarter of 2015 increased by $22,000 on a linked quarter basis and decreased by $18,000 compared to the second quarter of 2014.
•	Asset quality improvement led to no provision for loan losses in the second quarter of 2015.
•	Net interest margin was 3.18% for the second quarter 2015 compared to 3.28% in the second quarter 2014.
•	Non-interest income in the second quarter of 2015 increased by $349,000 on a linked quarter basis and by $824,000 when compared to the second quarter of 2014.
•	Non-interest expense decreased in the second quarter of 2015 by $645,000 on a linked quarter basis and increased by $520,000 when compared to the second quarter of 2014.

The Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, contains a summary of our management’s new strategic plan for 2015-2019. The financial highlights of our strategic progress during the quarter include: increasing commercial and non-real estate consumer lending by $20.9 million in the second quarter and $33.9 million since year-end 2014; core deposits to total deposits increased to 66.0%, from 62.8% at year-end 2014, and non-interest income increased $824,000 and $1.8 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014.

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

Deferred Tax Asset. The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future. The Company’s most recent evaluation has determined that, except for the amounts represented by the valuation allowance in Note 15 to the Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2014, the Company will more likely than not be able to utilize the remaining deferred tax asset. As of year-end 2014, the Company had generated average positive pre-tax pre-provision earnings of $15.5 million, or 1.1% of pre-tax pre-provision ROA over the previous five years. This level of earnings would be sufficient to utilize portions of the operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The analysis as of June 30, 2015, supports no additional valuation reserve is needed.

The valuation allowances established are the result of net operating losses for state franchise tax purposes totaling $33.6 million and capital losses realized on the sale of investment securities as well as the recognition of other than temporary impairment on investment securities where the loss, while recognized for financial statement purposes, has not yet been realized.

At the end of 2014, the Company had $144,000 in capital losses, a decrease from $404,000 in capital losses in 2013 as capital gains from the sale of available for sale securities were generated. The Company has avoided and will continue to avoid taking any book tax benefit on future capital losses without capital gains to offset the current capital losses. See Note 15 to the Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2014.

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

Financial Condition

General. Total assets at June 30, 2015 were $1.4 billion, reflecting a $22.0 million increase since December 31, 2014, primarily as a result of a $23.2 million increase in net loans and a $6.3 million increase in loans held for sale, partially offset by a $5.3 million decrease in cash and cash equivalents. Interest-earning assets increased $25.8 million, or 2.0%, to $1.34 billion at June 30, 2015 compared to December 31, 2014, reflecting an increase in the loan portfolio. Interest-bearing liabilities increased by $11.4 million, or 1.0% to $1.14 billion at June 30, 2015 reflecting an increase in borrowings partially offset by a decrease in term deposits. Stockholders’ equity increased by $4.2 million or 3.3% at June 30, 2015 compared to year-end 2014.

Loans. Our gross loan portfolio, excluding loans held for sale, increased $20.6 million at June 30, 2015 to $1.0 billion. The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during the six month period:

	At
	June 30,	December 31,	Amount	Percent
	2015	2014	Change	Change
	(Dollars in thousands)
Real estate
Commercial	$203,767	$198,019	$5,748	2.90%
Commercial construction and development	29,940	33,102	(3,162)	(9.55)
Consumer closed end first mortgage	505,189	517,063	(11,874)	(2.30)
Consumer open end and junior liens	69,640	71,073	(1,433)	(2.02)
Total real estate loans	808,536	819,257	(10,721)	(1.31)

Consumer loans
Auto	15,072	14,712	360	2.45
Boat/RV	112,583	94,761	17,822	18.81
Other	5,134	5,184	(50)	(0.96)
Total consumer other	132,789	114,657	18,132	15.81
Commercial and industrial	101,640	88,474	13,166	14.88
Total other loans	234,429	203,131	31,298	15.41

Total Loans	$1,042,965	$1,022,388	$20,577	2.01%

The Bank’s strategy to increase commercial and consumer loans remains a primary focus as we continued to see growth in these areas during the first six months of 2015 as commercial and non-real estate consumer loans grew by $33.9 million. We continue to seek opportunities to provide sound commercial borrowers opportunities for new loans to meet their growing demands, refinance loans currently served by other financial institutions and build relationships with commercial clients in our footprint. The increase in the commercial and other consumer portfolios was partially offset by a $13.3 million decrease in the consumer real estate portfolios during the period. Lower rates have allowed consumers to refinance their mortgage loans. The Bank has seen an increase in mortgage lending volume during the quarter which also led to an increase in loans held for sale of $6.3 million. The Bank continues to sell longer term fixed-rate mortgage loans to reduce related interest rate risk.

Delinquencies and Non-performing Assets. As of June 30, 2015, our total loans delinquent 30-to-89 days were $11.5 million or 1.1% of total loans, compared to $14.9 million or 1.5% of total loans at the end of 2014.

At June 30, 2015, our non-performing assets totaled $8.7 million or 0.60% of total assets, compared to $10.7 million or 0.75% of total assets at December 31, 2014. This $2.0 million, or 19.0% decrease was primarily due to a reduction in foreclosed assets and non-performing commercial and industrial loans. The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	At
	June 30,	December 31,	Amount	Percent
	2015	2014	Change	Change
	(Dollars in thousands)
Non-accruing loans	$6,316	$7,212	$(896)	(12.42)%
Accruing loans delinquent 90 days	207	226	(19)	(8.41)
Foreclosed assets	2,181	3,305	(1,124)	(34.01)
Total	$8,704	$10,743	$(2,039)	(18.98)%

Our non-performing assets continued to decrease in the first half of 2015 as local economic conditions strengthened. The Bank continues to diligently monitor and write down loans that appear to have irreversible weakness. The Bank works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral. In addition to the decrease in non-performing assets, the Company has seen improvement during the first half of 2015 in total classified assets. Total classified assets decreased by 18.7% from $26.2 million at December 31, 2014 to $21.3 million at June 30, 2015.

At June 30, 2015, foreclosed real estate totaled $1.7 million. The Bank has seen a decrease in this area as overall real estate owned sales volumes are up. At June 30, 2015, the Bank had 21 residential properties with a book value of $780,000. One commercial construction and development property accounts for $947,000 of the total REO balance. As of June 30, 2015, the Bank also held $455,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Allowance for Loan Losses. Allowance for loan losses decreased $337,000 to $12.9 million at June 30, 2015 compared to June 30, 2014, as reflected below:

	At and For the Six Months Ended
	June 30,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$13,168	$13,412
Charge-offs	712	1,212
Recoveries	450	193
Net charge-offs	262	1,019
Provisions charged to operations	-	850
Balance at end of period	$12,906	$13,243

Ratio of net charge-offs during the period to average loans outstanding during the period	0.05%	0.21%

Allowance as a percentage of non-performing loans	197.85%	216.74%
Allowance as a percentage of total loans (end of period)	1.24%	1.33%

The allowance for loan losses decreased by $262,000 to $12.9 million as of June 30, 2015 as compared to December 31, 2014. The allowance for loan losses to non-performing loans as of June 30, 2015 was 197.9% compared to 177.0% as of December 31, 2014. The allowance for loan losses to total loans as of June 30, 2015 was 1.24%, compared to 1.30% as of December 31, 2014.

Deposits. Deposits decreased by $1.0 million in the first half of 2015. This decrease was primarily due to decreases in certificates of deposit of $34.1 million, partially offset by an increase in core accounts of $33.1 million. Core deposits increased to 66% of the Bank’s total deposits as of June 30, 2015 compared to 63% as of December 31, 2014 and 61% as of June 30, 2014.

	At
	June 30, 2015		December 31, 2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Type of Account:
Non-interest Checking	$160,967	0.00%	$154,178	0.00%
Interest-bearing NOW	255,247	0.28	253,042	0.23
Savings	128,804	0.01	124,051	0.01
Money Market	166,186	0.21	146,847	0.23
Certificates of Deposit	367,083	1.13	401,202	1.17
Total	$1,078,287	0.47%	$1,079,320	0.52%

Borrowings. Total borrowings increased to $221.9 million at June 30, 2015, up $19.2 million, or 9.5%, since year-end 2014 primarily due to a $19.6 million increase in FHLB advances. This increase was primarily to fund loan growth. Other borrowings, consisting of a bank loan and subordinated debenture, decreased $358,000 to $9.8 million at June 30, 2015 due to regular loan payments.

In 2013, the Company borrowed $7.6 million from First Tennessee Bank, N.A. to refinance existing long-term debt. The loan was originated at a variable rate of LIBOR plus 2.80%; however the Company entered into an interest rate swap that fixed the rate of the note at 3.915% for the term of the note. The balance of the loan at June 30, 2015 was $5.7 million and it matures in December 2017.

The Company acquired $5.0 million of issuer trust preferred securities in a 2008 acquisition of MFB Corp., which had a net balance of $4.1 million at June 30, 2015 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance, or September 15, 2035. The securities bore a fixed rate of interest of 6.22% through July 2010 and thereafter were to reset quarterly at the prevailing three-month LIBOR rate plus 170 basis points. In December 2009, the Company entered into a cash flow hedge with FTN Financial to fix the floating portion of the issued trust preferred security at 5.15% for the next five years starting on September 15, 2010. The cash flow hedge expires September 15, 2015. The Company has had the right to redeem the trust preferred securities, in whole or in part, without penalty, since establishing the cash flow hedge.

Stockholders’ Equity. Stockholders’ equity was $131.0 million at June 30, 2015, an increase of $4.2 million from December 31, 2014. The increase was a result of net income of $5.7 million and an increase of $1.6 million due to exercising of stock options. These increases were partially offset by dividend payments of $1.8 million to common shareholders and an unrealized loss on investments of $1.6 million. The Company’s tangible book value per share as of June 30, 2015 increased to $17.36 compared to $17.03 as of December 31, 2014 and the tangible common equity ratio was 8.89% as of June 30, 2015 compared to 8.68% as of December 31, 2014. The Company’s and the Bank’s risk-based capital ratios were well in excess of “well-capitalized” levels as defined by all regulatory standards as of June 30, 2015.

Comparison of Results of Operations for the Three Months Ended June 30, 2015 and 2014.

General. Net income available to common shareholders for the three months ended June 30, 2015 was $3.2 million, or $0.44 basic and $0.43 diluted earnings per common share compared to net income available to common shareholders of $2.6 million, or $0.37 basic and $0.36 diluted earnings per common share for the three months ended June 30, 2014. Annualized return on average assets was 0.90% and return on average tangible common equity was 10.04% for the second quarter of 2015 compared to 0.75% and 9.00% respectively, for the same period of last year.

Interest Income. Total interest income decreased $13,000, or 0.1%, to $12.73 million during the three months ended June 30, 2015 from $12.74 million during the same period in 2014, reflecting a 12 basis point decrease in the average yield on interest-earning assets during the quarter ended June 30, 2015. This decrease was primarily due to the decrease in rates in our loan portfolio.

Interest Expense. Interest expense increased $5,000, or 0.2%, to $2.2 million during the three months ended June 30, 2015. The primary reason for this increase was an increase of 23 basis points in the average rate paid on borrowings and a $22.5 million increase in average borrowings. This was partially offset by a decline of seven basis points in the average rate paid for interest-bearing deposits for the three months ended June 30, 2015, which was primarily due to continued re-pricing of deposit accounts and a changing mix of the deposits to a larger amount of transaction accounts as a percentage of interest-bearing liabilities.

Net Interest Income. Net interest income before the provision for loan losses decreased $18,000 for the quarter ended June 30, 2015 compared to the same period in 2014. The decrease in net interest income was as a result of a 10 basis point decrease in net interest margin to 3.18%. The decrease in the margin was the result of interest earning assets, primarily loans, repricing downward faster than interest bearing liabilities. Average earning assets increased $37.3 million primarily due to an increase of $47.5 million in the loan portfolio. On a linked quarter basis, net interest income before the provision for loan losses increased $22,000 as net interest margin decreased by 2 basis points, offset by an increase in average earning assets of $12.7 million primarily due to increases in the loan portfolio. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

Provision for Loan Losses. There was no provision for loan losses in the second quarter of 2015 compared to $500,000 during last year’s comparable period. The decrease was due to management’s ongoing evaluation of the adequacy of the allowance for loan losses, which was partially attributable to net charge offs of $311,000, or 0.12% of loans on an annualized basis in the second quarter of 2015 compared to net charge offs of $627,000, or .25% of loans on an annualized basis in the second quarter of 2014. Non-performing loans to total loans at June 30, 2015 was 0.63% compared to 0.61% at June 30, 2014. Non-performing assets to total assets were 0.60% at June 30, 2015 compared to 0.94% at June 30, 2014.

Non-Interest Income. Non-interest income increased by $824,000 to $4.4 million in the second quarter of 2015 compared to $3.5 million in the second quarter of 2014.

	Three Months Ended		Amount	Percent
	6/30/2015	6/30/2014	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$1,464	$1,538	$(74)	(4.81)%
Net realized gain on sale of available-for-sale securities	126	211	(85)	(40.28)
Commissions	1,142	1,178	(36)	(3.06)
Net gains on sales of loans	1,121	382	739	193.46
Net servicing fees	70	3	67	2233.33
Increase in cash value of life insurance	313	304	9	2.96
Gain (loss) on sale of other real estate and repossessed assets	32	(178)	210	(117.98)
Other income	98	104	(6)	(5.77)
Total	$4,366	$3,542	$824	23.26%

Increases in non-interest income were primarily due to an increase of $739,000 in gain on sale of loans due to increased production and the acquisition of Summit Mortgage in the third quarter of 2014. Another increase was $210,000 on gain on sale of real estate and repossessed assets primarily due to the gain on the sale of one residential property in combination with decreased losses and subsequent charge-offs. On a linked quarter basis, non-interest income increased $349,000, due to increases in gain on sale of mortgage loans primarily due to an increase in mortgage activity, increases in fees and service charges on deposit accounts primarily due to seasonality in fee income, and increases in gain on sale of real estate and repossessed assets.

Non-Interest Expense. Non-interest expenses increased $520,000 to $10.4 million for the second quarter 2015.

	Three Months Ended		Amount	Percent
	6/30/2015	6/30/2014	Change	Change
	(Dollars in thousands)
Non-Interest Expense:
Salaries and employee benefits	$6,084	$5,500	$584	10.62%
Net occupancy expenses	515	600	(85)	(14.17)
Equipment expenses	410	435	(25)	(5.75)
Data processing fees	428	402	26	6.47
Advertising and promotion	378	306	72	23.53
ATM and debit card expenses	347	316	31	9.81
Deposit insurance	212	270	(58)	(21.48)
Professional fees	383	439	(56)	(12.76)
Software subscriptions and maintenance	433	386	47	12.18
Other real estate and repossessed assets	87	151	(64)	(42.38)
Other expenses	1,096	1,048	48	4.58
Total	$10,373	$9,853	$520	5.28%

The increase in non-interest expense was primarily due to the acquisition of Summit Mortgage in the third quarter of 2014 which increased non-interest expenses $692,000, primarily in salaries and compensation. On a linked quarter basis, non-interest expense decreased $645,000 primarily due to decreases in salaries and benefit expenses of $446,000 and a decrease in professional fees of $147,000.

Income Tax Expense. Income tax expense for the second quarter 2015 increased by $182,000 compared to the same period in 2014 primarily due to the increase in taxable income. The Company’s effective tax rate decreased to 29.0% for the three months ended June 30, 2015 compared to 30.2% for the three months ended June 30, 2014 due to an increase in non-taxable income.

Comparison of Results of Operations for the Six Months Ended June 30, 2015 and 2014.

General. Net income available to common shareholders for the six months ended June 30, 2015 was $5.7 million, or $0.78 basic and $0.76 diluted earnings per common share compared to net income available to common shareholders of $4.6 million, or $0.65 basic and $0.63 diluted earnings per common share for the six months ended June 30, 2014. Annualized return on average assets was 0.80% and return on average tangible common equity was 8.98% for the first half of 2015 compared to 0.67% and 8.10% respectively, for the same period of last year.

Interest Income. Total interest income decreased $68,000, or 0.3%, to $25.4 million during the six months ended June 30, 2015 from $25.5 million during the same period in 2014, reflecting a 12 basis point decrease in the average yield on interest-earning assets during the six months ended June 30, 2015. This decrease was primarily due to the decrease in rates in our loan portfolio in combination with a decrease in dividends on FHLB stock due to a one-time supplemental dividend paid in the first half of 2014 that was not repeated.

Interest Expense. Interest expense decreased $148,000, or 3.3%, to $4.4 million during the six months ended June 30, 2015 compared to $4.5 million during the six months ended June 30, 2014. The primary reason for this decrease was a decline of ten basis points in the average rate paid on interest-bearing accounts from 0.68% for the six months ended June 30, 2014 to 0.58% for the six months ended June 30, 2015.

Net Interest Income. Net interest income before the provision for loan losses increased $80,000 for the first half of 2015 compared to the same period in 2014. The increase was a result of an increase of $36.4 million in average earning assets due to an increase in the average loan portfolio of $46.1 million. This increase was partially offset by the net interest margin decreasing to 3.19% in the first half of 2015 compared to 3.27% in the first half of 2014. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

Provision for Loan Losses. The provision for loan losses for the first half of 2015 was zero compared to $850,000 during last year’s comparable period. The decrease was primarily due to a decline in net charge offs and improving asset quality. Net charge offs for the first half of 2015 equaled $262,000, or 0.05% of loans on an annualized basis compared to $1.0 million, or 0.21% in the same period of 2014.

Non-Interest Income. Non-interest income increased by $1.8 million to $8.4 million in the first half of 2015 compared to $6.5 million in the first half of 2014.

	Six Months Ended		Amount	Percent
	6/30/2015	6/30/2014	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$2,822	$2,879	$(57)	(1.98)%
Net realized gain on sale of available-for-sale securities	366	362	4	1.10
Commissions	2,263	2,260	3	0.13
Net gains on sales of loans	2,027	486	1,541	317.08
Net servicing fees (costs)	138	(22)	160	(727.27)
Increase in cash value of life insurance	601	571	30	5.25
Loss on sale of other real estate and repossessed assets	(50)	(240)	190	(79.17)
Other income	216	246	(30)	(12.20)
Total	$8,383	$6,542	$1,841	28.14%

The increase in non-interest income for the first half of 2015 was primarily due to a $1.5 million increase in gain on sale of loans due to increased production and the acquisition of Summit Mortgage in the third quarter of 2014. The Bank also experienced a decline in loss on sale of real estate and other repossessed assets of $190,000.

Non-Interest Expense. Non-interest expenses increased $1.3 million to $21.4 million for the first half of 2015.

	Six Months Ended		Amount	Percent
	6/30/2015	6/30/2014	Change	Change
	(Dollars in thousands)
Non-Interest Expense:
Salaries and employee benefits	$12,614	$11,372	$1,242	10.92%
Net occupancy expenses	1,118	1,269	(151)	(11.90)
Equipment expenses	863	894	(31)	(3.47)
Data processing fees	872	807	65	8.05
Advertising and promotion	711	607	104	17.13
ATM and debit card expenses	682	606	76	12.54
Deposit insurance	444	540	(96)	(17.78)
Professional fees	913	878	35	3.99
Software subscriptions and maintenance	860	802	58	7.23
Other real estate and repossessed assets	214	286	(72)	(25.17)
Other expenses	2,100	2,038	62	3.04
Total	$21,391	$20,099	$1,292	6.43%

The increases in non-interest expense were primarily a result of the acquisition of Summit Mortgage in the third quarter of 2014, which increased expense by $1.2 million in the first half of 2015.

Income Tax Expense. Income tax expense for the first half of 2015 increased by $415,000 compared to the same period in 2014 primarily due to the increase in taxable income. The Company’s effective tax rate decreased to 29.2% for the six months ended June 30, 2015 compared to 29.5% for the six months ended June 30, 2014 due to an increase in non-taxable income.

Liquidity

We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. We are starting to see the liquidity levels decrease as we continue to diligently work to grow our loan portfolio.

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

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. It is overseen by the Asset and Liability Management Committee. The Board of Directors required the Bank to maintain a minimum liquidity ratio of 10% of deposits. At June 30, 2015, our ratio was 26.5%. The Company is currently in excess of the minimum liquidity ratio set by the Board due to a larger investment portfolio. Management continues to seek to utilize liquidity off of the investment portfolio to fund loan growth over the next few years as demand for loans increases. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We hold cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). At June 30, 2015, on a consolidated basis, the Company had $285.8 million in cash and investment securities available for sale and $12.5 million in loans held for sale generally available for its cash needs. We can also generate funds from borrowings, primarily FHLB advances, and, to a lesser degree, third party loans. At June 30, 2015, the Bank had the ability to borrow an additional $91.0 million in FHLB advances. In addition, we have historically sold 15- and 30-year long-term, fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity. The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, the payment of which is subject to regulatory limits. At June 30, 2015, the Company, on an unconsolidated basis, had $3.2 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2015, the approved outstanding loan commitments, including unused lines of credit, amounted to $273.3 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2015, totaled $162.3 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. For the quarter ended June 30, 2015, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At June 30, 2015, the Bank had $117.0 million in commitments to make loans, $7.4 million in undisbursed portions of closed loans, $146.2 million in unused lines of credit and $2.7 million in standby letters of credit. In addition, on a consolidated basis, at June 30, 2015, the Company had $221.9 million in outstanding non-deposit borrowings, of which $25.2 million is due in the next twelve months.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. See ‘Item 1 - Business- How We Are Regulated - Regulatory Capital Requirements’ of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The FDIC may require the Bank to have additional capital above the specific regulatory levels if it believes the Bank is subject to increased risk due to asset problems, high interest rate risk and other risks. The Company is subject to minimum capital requirements imposed by the FRB, which are substantially similar to those imposed on the Bank, including guidelines for bank holding companies to be considered well-capitalized. The FDIC and FRB have issued revisions to these capital requirements, which would increase the levels required, particularly if the Bank and the Company want to continue paying dividends or executive bonuses. These new rules started being phased in January.

At June 30, 2015, the Bank’s regulatory capital exceeded the FDIC regulatory requirements, and the Bank was well-capitalized under regulatory prompt corrective action standards. In addition, at June 30, 2015, the Company’s capital levels exceeded the FRB’s requirements, and the Company was considered well-capitalized under FRB guidelines. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain well-capitalized status.

Our regulatory capital ratios at June 30, 2015 are reflected below:

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Leverage Capital Level(1):
MutualFirst Consolidated	$126,207	8.9%	$57,047	4.0%	$	N/A	N/A %
MutualBank	128,014	9.0	57,064	4.0		71,330	5.0
Common Equity Tier 1 CapitalLevel (2) :
MutualFirst Consolidated	$125,710	12.4%	$45,577	4.5%		$65,834	6.5%
MutualBank	128,014	12.7	45,513	4.5		65,741	6.5
Tier 1 Risk-Based Capital Level (3) :
MutualFirst Consolidated	$126,207	12.5%	$60,770	6.0%		$81,026	8.0%
MutualBank	128,014	12.7	60,684	6.0		80,912	8.0
Total Risk-Based Capital Level (4) :
MutualFirst Consolidated	$138,897	13.7%	$81,026	8.0%		$101,283	10.0%
MutualBank	140,704	13.9	80,912	8.0		101,140	10.0

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin and improve earnings. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term, fixed-rate loans in our portfolio, during the first half of 2015 we sold in the secondary market $65.8 million of primarily fixed rate, one- to four-family mortgage loans with a term to maturity of 15 years or greater.

If past rate movements are an indication of future changes, they usually are neither instantaneous nor do a majority of core deposits reprice at the same level as rates change. The following chart reflects the Bank’s percentage change in net interest income, over a one year time period, and capital assuming an instantaneous parallel rate shock in a range from down 100 basis points to up 400 basis points as of June 30, 2015.

	Percentage Change in
	Net Interest Income	Capital
Rate Shock:
Up 400 basis points	(9.6)%	4.4%
Up 300 basis points	(6.5)%	4.1%
Up 200 basis points	(3.6)%	4.4%
Up 100 basis points	(1.2)%	3.2%
Down 100 basis points	(4.7)%	(14.2)%

The following chart indicates the Company’s percentage change in net interest income and capital assuming rate movements that are not instantaneous, but change over in year.

	Percentage Change in
	Net Interest Income	Capital
Rate Shock:
Up 400 basis points	(3.7)%	7.2%
Up 300 basis points	(3.4)%	5.6%
Up 200 basis points	(2.6)%	4.9%
Up 100 basis points	(1.3)%	3.3%
Down 100 basis points	(5.5)%	(14.2)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and (as defined in sec Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures as of June 30, 2015, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 5, 2015	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: August 5, 2015	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

101	Financial Statements from the Company’s Form 10-Q for the three months ended June 30, 2015 and year ended December 31, 2014, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of June 30, 2015 and 2014; (ii) Consolidated Condensed Statements of Income for the Three and Six Months Ended June 30, 2015 and 2014; (iii) Consolidated Condensed Statement of Stockholders’ Equity for the Period Ended June 30, 2015; (iv) Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements for the Three and Six Months Ended June 30, 2015 and 2014, as follows:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

