Form 10-Q
period 2015-09-30
MUTUALFIRST FINANCIAL INC
filed 2015-11-09
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of November 4, 2015, there were 7,395,061 shares of the registrant’s common stock outstanding.

MutualFirst Financial, Inc.

Form 10-Q Quarterly Report for the Period Ended September 30, 2015

MutualFirst Financial, Inc.

Consolidated Condensed Balance Sheets

(In Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$7,207	$7,475
Interest-bearing demand deposits	11,436	22,100
Cash and cash equivalents	18,643	29,575
Investment securities available for sale (carried at fair value)	266,815	260,806
Loans held for sale	6,052	6,140
Loans, net of allowance for loan losses of $12,757 and $13,168,
at September 30, 2015 and December 31, 2014, respectively	1,044,978	1,003,518
Premises and equipment, net	30,805	30,939
Federal Home Loan Bank stock	9,810	11,964
Investment in limited partnerships	452	527
Deferred tax asset, net	11,566	13,575
Cash value of life insurance	51,895	51,002
Goodwill	1,800	1,800
Core deposit and other intangibles	931	1,105
Other assets	12,617	12,472
Total assets	$1,456,364	$1,423,423

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$165,189	$154,178
Interest-bearing	914,397	925,142
Total deposits	1,079,586	1,079,320
Federal Home Loan Bank advances	216,217	192,442
Other borrowings	9,637	10,174
Other liabilities	15,825	14,735
Total liabilities	1,321,265	1,296,671

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 7,394,061 and 7,236,002 shares
at September 30, 2015 and December 31, 2014, respectively	74	72
Additional paid-in capital	76,865	74,916
Retained earnings	55,649	49,386
Accumulated other comprehensive income	2,511	2,378
Total stockholders' equity	135,099	126,752
Total liabilities and stockholders' equity	$1,456,364	$1,423,423

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Income

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest and Dividend Income
Loans receivable	$11,190	$10,904	$32,974	$32,488
Investment securities	1,739	1,760	5,101	5,320
Federal Home Loan Bank stock	118	134	377	464
Deposits with financial institutions	2	5	10	13
Total interest and dividend income	13,049	12,803	38,462	38,285

Interest Expense
Deposits	1,277	1,450	3,983	4,677
Federal Home Loan Bank advances	822	571	2,211	1,562
Other	134	142	395	430
Total interest expense	2,233	2,163	6,589	6,669

Net Interest Income	10,816	10,640	31,873	31,616
Provision for loan losses	-	-	-	850
Net Interest Income After Provision for Loan Losses	10,816	10,640	31,873	30,766

Non-interest Income
Service fee income	1,496	1,518	4,318	4,398
Net realized gain on sales of available-for-sale securities	57	75	423	436
Commissions	1,164	1,228	3,427	3,488
Net gains on sales of loans	1,238	444	3,266	929
Net servicing fees	67	66	205	45
Increase in cash value of life insurance	292	295	893	866
Loss on sale of other real estate and repossessed assets	(30)	(81)	(81)	(321)
Other income	109	157	325	403
Total non-interest income	4,393	3,702	12,776	10,244

Non-interest Expenses
Salaries and employee benefits	6,341	6,088	18,955	17,461
Net occupancy expenses	553	494	1,671	1,763
Equipment expenses	479	450	1,342	1,344
Data processing fees	432	373	1,304	1,180
Advertising and promotion	296	387	1,007	991
ATM and debit card expenses	381	370	1,064	976
Deposit insurance	225	239	669	779
Professional fees	378	376	1,291	1,254
Software subscriptions and maintenance	443	418	1,303	1,220
Other real estate and repossessed assets	92	161	305	447
Other expenses	1,034	1,052	3,134	3,092
Total non-interest expenses	10,654	10,408	32,045	30,507

Income Before Income Tax	4,555	3,934	12,604	10,503
Income tax expense	1,330	1,183	3,681	3,118

Net Income	$3,225	$2,751	$8,923	$7,385

Earnings Per Share
Basic	$0.44	$0.38	$1.21	$1.03
Diluted	$0.43	$0.37	$1.18	$1.00
Dividends Per Share	$0.12	$0.08	$0.36	$0.22

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Income	$3,225	$2,751	$8,923	$7,385
Other Comprehensive Income (Loss)
Net unrealized holding gain (loss) on securities available-for-sale	2,668	(415)	529	5,430
Net unrealized gain on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	-	(4)	-	835
Reclassification adjustment for realized gains included in net income	(57)	(75)	(423)	(436)
Net unrealized gain on derivative used for cash flow hedges	15	78	72	127
	2,626	(416)	178	5,956
Income tax (expense) benefit related to other comprehensive income	(889)	152	(45)	(2,047)
Other comprehensive income (loss), net of tax	1,737	(264)	133	3,909

Comprehensive Income	$4,962	$2,487	$9,056	$11,294

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity
For the Period Ended September 30, 2015

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances December 31, 2014	72	74,916	50,171	2,378	127,537
Cumulative effect of change in accounting principle for low income housing tax credits, net of tax of $270			(785)		(785)
Balances, beginning of period - as adjusted	72	74,916	49,386	2,378	126,752
Net income			8,923		8,923
Other comprehensive income, net of taxes				133	133
Stock options, exercised	2	1,591			1,593
Tax benefit on stock options		358			358
Cash dividends, common stock ($.36 per share)			(2,660)		(2,660)
Balances September 30, 2015	$74	$76,865	$55,649	$2,511	$135,099

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Nine Months Ended
	September 30,
	2015	2014
Operating Activities
Net income	$8,923	$7,385
Items not requiring cash
Provision for loan losses	-	850
Depreciation and amortization	3,152	3,162
Deferred income tax	1,963	840
Loans originated for sale	(115,103)	(41,260)
Proceeds from sales of loans held for sale	118,097	37,424
Gain on sale of loans held for sale	(3,266)	(929)
Net gain on sale of securities, available for sale	(423)	(436)
Loss on sale of other real estate and repossessed assets	81	321
Change in
Interest receivable and other assets	(321)	374
Interest payable and other liabilities	978	3,015
Cash value of life insurance	(893)	(866)
Other adjustments	107	314
Net cash provided by operating activities	13,295	10,194

Investing Activities
Purchases of securities, available for sale	(49,105)	(43,844)
Proceeds from maturities and paydowns of securities, available for sale	28,800	23,743
Proceeds from sales of securities, available for sale	14,112	26,047
Redemption of Federal Home Loan Bank stock	2,154	-
Net change in loans	(43,521)	(32,771)
Purchases of premises and equipment	(1,080)	(669)
Cash paid in acquisition, net	-	(900)
Proceeds from real estate owned sales	2,008	3,246
Net cash used in investing activities	(46,632)	(25,148)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	38,772	40,014
Certificates of deposit	(38,506)	(54,249)
Proceeds from FHLB advances	279,800	403,300
Repayments of FHLB advances	(256,025)	(377,705)
Repayments of other borrowings	(569)	(569)
Cash dividends	(2,660)	(1,574)
Stock options exercised	1,593	951
Net cash provided by financing activities	22,405	10,168
Net Change in Cash and Cash Equivalents	(10,932)	(4,786)
Cash and Cash Equivalents, Beginning of Period	29,575	25,285
Cash and Cash Equivalents, End of Period	$18,643	$20,499

Additional Cash Flows Information
Interest paid	$6,589	$6,548
Income tax paid	2,050	1,200
Transfers from loans to foreclosed real estate	1,011	1,620
Mortgage servicing rights capitalized	360	213

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

The interim consolidated condensed financial statements at and for the three and nine months ended September 30, 2015 and 2014, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2014 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings Per Share

Earnings per share were computed as follows:

	Three Months Ended September 30,
	2015			2014
	Net Income	Weighted- Average Shares	Per- Share Amount	Net Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$3,225	7,394,061	$0.44	$2,751	7,178,055	$0.38
Effect of Dilutive Securities
Stock options	-	168,438		-	229,089
Diluted Earnings Per Share
Net income available and assumed conversions	$3,225	7,562,499	$0.43	$2,751	7,407,144	$0.37

	Nine Months Ended September 30,
	2015			2014
	Net Income	Weighted- Average Shares	Per- Share Amount	Net Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$8,923	7,364,035	$1.21	$7,385	7,143,597	$1.03
Effect of Dilutive Securities
Stock options	-	175,900		-	230,147
Diluted Earnings Per Share
Net income available and assumed conversions	$8,923	7,539,935	$1.18	$7,385	7,373,744	$1.00

Options to purchase 37,161 and 44,161 shares of common stock were outstanding at September 30, 2015 and 2014, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

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

As of October 2015, FASB was working on drafting the final standard.

Note 4: Investment Securities

The amortized costs and approximate fair values, together with gross unrealized gains and losses on securities, are in the tables below. All mortgage-backed securities and collateralized mortgage obligations are guaranteed by government sponsored entities or government corporations.

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$104,529	$2,714	$(7)	$107,236
Collateralized mortgage obligations	86,388	1,055	(387)	87,056
Municipal obligations	49,992	2,136	(104)	52,024
Corporate obligations	21,784	35	(1,320)	20,499
Total investment securities	$262,693	$5,940	$(1,818)	$266,815

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$110,452	$2,927	$(89)	$113,290
Collateralized mortgage obligations	97,325	1,270	(836)	97,759
Federal agencies	4	-	-	4
Municipal obligations	27,246	2,013	(7)	29,252
Corporate obligations	21,763	44	(1,306)	20,501
Total investment securities	$256,790	$6,254	$(2,238)	$260,806

The amortized cost and fair value of securities available for sale at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
Description Securities	Amortized Cost	Fair Value
Security obligations due
Within one year	$4,492	$4,504
One to five years	14,493	14,520
Five to ten years	1,490	1,607
After ten years	51,301	51,892
	71,776	72,523
Mortgage-backed securities	104,529	107,236
Collateralized mortgage obligations	86,388	87,056
Totals	$262,693	$266,815

Proceeds from sales of securities available for sale for the three and nine months ended September 30, 2015 and 2014 were $730,000 and $14.1 million compared to $2.8 million and $26.0 million, respectively. Gross gains of $57,000 and $423,000 compared to $75,000 and $643,000 for the three and nine months ended September 30, 2015 and 2014, respectively, were recognized on those sales. Gross losses of $0 and $207,000 for the three and nine months ended September 30, 2014 were recognized on those sales. There were no gross losses recognized on the sales of securities for the three and nine months ended September 30, 2015.

All mortgage-backed securities and collateralized-mortgage obligations held by the Company as of September 30, 2015 were in government-sponsored or federal agency securities.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2015 and December 31, 2014 was $53.9 million and $67.5 million, respectively, which was approximately 20.2 percent and 25.9 percent, respectively, of the Company’s investment portfolio at those dates.

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

During the first nine months of 2015 and 2014, the Bank determined that its security holdings had no other-than-temporary impairment.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities	$1,053	$(7)	$-	$-	$1,053	$(7)
Collateralized mortgage obligations	14,931	(44)	22,431	(343)	37,362	(387)
Municipal obligations	7,960	(102)	491	(2)	8,451	(104)
Corporate obligations	4,463	(38)	2,522	(1,282)	6,985	(1,320)
Total temporarily impaired securities	$28,407	$(191)	$25,444	$(1,627)	$53,851	$(1,818)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities	$1,069	$(9)	$19,580	$(80)	$20,649	$(89)
Collateralized mortgage obligations	5,075	(40)	34,159	(796)	39,234	(836)
Federal agencies
Municipal obligations	-	-	631	(7)	631	(7)
Corporate obligations	-	-	6,995	(1,306)	6,995	(1,306)
Total temporarily impaired securities	$6,144	$(49)	$61,365	$(2,189)	$67,509	$(2,238)

Mortgage-Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in MBSs and CMOs were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because (1) the decline in market value is attributable to changes in interest rates and not credit quality, (2) the Company does not intend to sell the investments and (3) it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider any of these investments to be other-than-temporarily impaired at September 30, 2015.

Municipals

The increase in unrealized gains on the Company’s investments in securities of state and political subdivisions were caused by changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  The Company does not intend to sell the investment and it is more likely than not that the Company will not be required to sell these investments before recovery of its new, lower amortized cost basis, which may be at maturity.  The Corporation does not consider these investment securities to be other-than-temporarily impaired at September 30, 2015.

Corporate Obligations

The Company’s unrealized losses on investments in corporate obligations primarily relates to two investments in pooled trust preferred securities. The unrealized losses were primarily caused by (1) a decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (2) a sector downgrade by several industry analysts. The Company recognized losses, in 2011 and earlier, equal to the credit losses for these securities, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell these investments and it is likely that the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be at maturity, it does not consider the remainder of these investments to be other-than-temporarily impaired at September 30, 2015.

Other-Than-Temporary Impairment (OTTI)

Upon acquisition of a security, the Company decides whether it is within the scope of the accounting guidance for beneficial interests in securitized financial assets or whether it will be evaluated for impairment under the accounting guidance for investments in debt and equity securities.

The accounting guidance for beneficial interests in securitized financial assets provides incremental impairment guidance for a subset of the debt securities within the scope of the guidance for investments in debt and equity securities. For securities that are a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial asset impairment model. For securities that are not a beneficial interest in securitized financial assets, the Company uses debt and equity securities impairment accounting model.

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

The following tables provide information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income for the three and nine months ended September 30 2015 and 2014.

	Accumulated Credit Losses
	Three Months Ended
	September 30,
	2015	2014
Credit losses on debt securities held
Beginning of period	$109	$705
Reductions related to actual losses incurred	-	-
As of September 30,	$109	$705

	Accumulated Credit Losses
	Nine Months Ended
	September 30,
	2015	2014
Credit losses on debt securities held
Beginning of year	$109	$1,205
Reductions related to actual losses incurred	-	(500)
As of September 30,	$109	$705

Pooled Trust Preferred Securities. The Company has invested in pooled trust preferred securities. At September 30, 2015, the current book balance of our pooled trust preferred securities was $3.8 million. The original par value of these securities was $4.0 million prior to the OTTI write-downs in 2011 and earlier. OTTI taken on trust preferred securities previously was the result of deterioration in the performance of the underlying collateral. The deterioration was the result of increased defaults and deferrals of dividend payments in that year, creating credit impairment along with weakening financial performance of performing collateral, increasing the risk of future deferrals of dividends and defaults. No additional OTTI was determined in the first nine months of 2015. All pooled trust preferred securities owned by the Company are exempt from the Volcker Rule.

The following table provides additional information related to the Company’s investment in pooled trust preferred securities as of September 30, 2015:

Deal Name	Class	Original Par	Book Value	Fair Value	Unrealized loss	Realized Losses YTD	Lowest Current Rating	Number of Banks / Insurance Cos. Currently Performing	Total Number of Banks and Insurance Cos. In Issuance (Unique)	Actual Deferrals/ Defaults (as a % of original collateral)	Total Projected Defaults (as a % of performing collateral) (1)	Excess subordination (after taking into account best estimate of future deferrals/ defaults) (2)
	(Dollars in Thousands)
Alesco Preferred Funding IX	A2A	$1,000	$913	$548	$(365)	$-	BB+	42	51	10.04%	12.95%	55.14%
U.S. Capital Funding I	B1	3,000	2,891	1,974	(917)	-	B3	28	33	9.44%	7.02%	10.33%
		$4,000	$3,804	$2,522	$(1,282)	$-

(1)	A 10% recovery is applied to all projected defaults by depository institutions. A 15% recovery is applied to all projected defaults by insurance companies. No recovery is applied to current defaults.
(2)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

Note 5: Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	September 30,	December 31,
	2015	2014
Net unrealized gain on securities available-for-sale	$5,039	$4,933
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(917)	(917)
Net unrealized loss on derivative used for cash flow hedges	(37)	(109)
Net unrealized loss relating to defined benefit plan liability	(109)	(109)
	3,976	3,798
Tax expense	1,465	1,420
Net of tax amount	$2,511	$2,378

The following table presents the reclassification adjustments out of accumulated other comprehensive income that were included in net income in the Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014.

	Amount Reclassified from Accumulated Other Comprehensive Income For the Three Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2015	2014	Affected Line Item in the Statements of Income
Unrealized gains on available-for-sale securities
Realized securities gains reclassified into income	$57	$75	Other income - net realized gains on sale of available-for-sale securities
Related income tax expense	(19)	(26)	Income tax expense

Total reclassifications for the period, net of tax	$38	$49

	Amount Reclassified from Accumulated Other Comprehensive Income For the Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2015	2014	Affected Line Item in the Statements of Income
Unrealized gains on available-for-sale securities
Realized securities gains reclassified into income	$423	$436	Other income - net realized gains on sale of available-for-sale securities
Related income tax expense	(144)	(148)	Income tax expense

Total reclassifications for the period, net of tax	$279	$288

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

The following table presents the fair value measurements of assets measured on a recurring basis and level within the ASC 820 fair value hierarchy.:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2015
Mortgage-backed securities	$107,236	$-	$107,236	$-
Collateralized mortgage obligations	87,056	-	87,056	-
Municipal obligations	52,024	-	52,024	-
Corporate obligations	20,499	-	17,977	2,522
Available-for-sale securities	$266,815	$-	$264,293	$2,522

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2014
Mortgage-backed securities	$113,290	$-	$113,290	$-
Collateralized mortgage obligations	97,759	-	97,759	-
Federal agencies	4	-	4	-
Municipal obligations	29,252	-	29,252	-
Corporate obligations	20,501	-	17,979	2,522
Available-for-sale securities	$260,806	$-	$258,284	$2,522

The following is a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2015 and 2014 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended
	September 30,
	2015	2014
Beginning balance	$2,522	$3,738
Total realized and unrealized gains (losses)
Included in other comprehensive income (loss)	-	(4)
Ending balance	$2,522	$3,734
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Nine Months Ended
	September 30,
	2015	2014
Beginning balance	$2,522	$3,336
Total realized and unrealized gains (losses)
Included in net income	-	56
Included in other comprehensive income (loss)	-	916
Purchases, issuances and settlements	-	(574)
Ending balance	$2,522	$3,734
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$0

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

The following table presents the fair value measurement of assets measured on a nonrecurring basis and the level within the ASC 820 fair value hierarchy.

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2015
Impaired loans	$720	$-	$-	$720
Other real estate owned	57	-	-	57

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2014
Other real estate owned	$1,280	$-	$-	$1,280

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

September 30, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,522	Discounted cash flow	Discount rate	8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 1.8%
			Projected cures given deferral	0 - 15.0%
			Loss severity	34.2 - 39.8%
Impaired loans (collateral dependent)	$720	Third party valuations	Discount to reflect realizable value	20.0 - 50.0%
Other real estate owned	$57	Third party valuations	Discount to reflect realizable value less estimated selling costs	2.9 - 58.1%

December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,522	Discounted cash flow	Discount rate	8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 1.8%
			Projected cures given deferral	0 - 15.0%
			Loss severity	34.2 - 39.8%
Other real estate owned	$1,280	Third party valuations	Discount to reflect realizable value less estimated selling costs	24.4 - 36.7%

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

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated balance sheets as of the dates noted below are as follows:

			Fair Value Measurements Using
September 30, 2015	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$18,643	$18,643	$18,643	$-	$-
Loans held for sale	6,052	6,157	-	6,157	-
Loans, net	1,044,978	1,030,496	-	-	1,030,496
FHLB stock	9,810	9,810	-	9,810	-
Interest receivable	3,886	3,886	-	3,886	-
Liabilities
Deposits	1,079,586	1,081,240	716,802	-	364,438
FHLB advances	216,217	217,091	-	217,091	-
Other borrowings	9,637	9,675	-	9,675	-
Interest payable	223	223	-	223	-

			Fair Value Measurements Using
December 31, 2014	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$29,575	$29,575	$29,575	$-	$-
Loans held for sale	6,140	6,220	-	6,220	-
Loans, net	1,003,518	1,006,233	-	-	1,006,233
FHLB stock	11,964	11,964	-	11,964	-
Interest receivable	3,730	3,730	-	3,730	-
Liabilities
Deposits	1,079,320	1,050,295	648,314	-	401,981
FHLB advances	192,442	191,995	-	191,995	-
Other borrowings	10,174	10,283	-	10,283	-
Interest payable	223	223	-	223	-

Note 7: Loans and Allowance

Classes of loans at September 30, 2015 and December 31, 2014 include:

	September 30,	December 31,
	2015	2014
Real estate
Commercial	$215,140	$198,019
Commercial construction and development	22,229	33,102
Consumer closed end first mortgage	499,823	517,063
Consumer open end and junior liens	70,932	71,073
	808,124	819,257
Other loans
Consumer loans
Auto	15,529	14,712
Boat/RVs	122,242	94,761
Other	6,015	5,184
Commercial and industrial	109,546	88,474
	253,332	203,131
Total loans	1,061,456	1,022,388
Undisbursed loans in process	(8,477)	(9,285)
Unamortized deferred loan costs, net	4,756	3,583
Allowance for loan losses	(12,757)	(13,168)
Net loans	$1,044,978	$1,003,518

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

Commercial and Industrial

Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

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

Nonaccrual Loans and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions, but never greater than 90 days past due.

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

Nonaccrual loans, segregated by class of loans, as of September 30, 2015 and December 31, 2014 are as follows:

	September 30,	December 31,
	2015	2014
Real estate
Commercial	$2,795	$2,023
Commercial construction and development	-	209
Consumer closed end first mortgage	3,131	3,499
Consumer open end and junior liens	896	658
Consumer loans
Boat/RVs	92	191
Other	56	27
Commercial and industrial	91	605
Total nonaccrual loans	$7,061	$7,212

An age analysis of the Company’s past due loans, segregated by class of loans, as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days or More and Accruing
Real estate
Commercial	$549	$968	$1,962	$3,479	$211,661	$215,140	$-
Commercial construction and development	145	-	-	145	22,084	22,229	-
Consumer closed end first mortgage	7,211	1,237	2,062	10,510	489,313	499,823	90
Consumer open end and junior liens	357	123	854	1,334	69,598	70,932	-
Consumer loans
Auto	69	18	-	87	15,442	15,529	-
Boat/RVs	836	121	52	1,009	121,233	122,242	-
Other	44	7	56	107	5,908	6,015	-
Commercial and industrial	407	65	62	534	109,012	109,546	-
Total	$9,618	$2,539	$5,048	$17,205	$1,044,251	$1,061,456	$90

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days or More and Accruing
Real estate
Commercial	$1,308	$848	$325	$2,481	$195,538	$198,019	$-
Commercial construction and development	-	-	209	209	32,893	33,102	-
Consumer closed end first mortgage	8,144	1,220	2,160	11,524	505,539	517,063	226
Consumer open end and junior liens	969	130	27	1,126	69,947	71,073	-
Consumer loans
Auto	65	-	-	65	14,647	14,712	-
Boat/RVs	775	158	115	1,048	93,713	94,761	-
Other	92	27	14	133	5,051	5,184	-
Commercial and industrial	1,066	176	441	1,683	86,791	88,474	-
Total	$12,419	$2,559	$3,291	$18,269	$1,004,119	$1,022,388	$226

Impaired Loans

Loans are considered impaired in accordance with the impairment accounting guidance (ASC 310-10-35-16), when, based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Interest on impaired loans is recorded based on the performance of the loan. All interest received on impaired loans that are on nonaccrual status is accounted for on the cash-basis method until qualifying for return to accrual status. Interest is accrued per the contract for impaired loans that are performing.

The following tables present impaired loans as of and for the three and nine month periods ended September 30, 2015 and 2014 and the year ended December 31, 2014. There were no loans with a specific valuation allowance as of September 30, 2014 and December 31, 2014.

	September 30, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans - Quarter	Average Investment in Impaired Loans - YTD	Interest Income Recognized - Quarter	Interest Income Recognized - YTD
Loans without a specific valuation allowance
Real estate
Commercial	$4,105	$4,105	$-	$4,228	$4,241	$40	$135
Commercial construction and development	649	1,155	-	648	770	8	23
Consumer closed end first mortgage	1,126	1,126	-	1,127	1,133	-	-
Consumer open end and junior liens	476	476	-	476	357	-	-
Commercial and industrial	219	219	-	221	475	-	2

Loans with a specific valuation allowance
Real estate
Commercial	820	820	100	820	822	-	20

Total
Real estate
Commercial	$4,925	$4,925	$100	$5,048	$5,063	$40	$155
Commercial construction and development	$649	$1,155	$-	$648	$770	$8	$23
Consumer closed end first mortgage	$1,126	$1,126	$-	$1,127	$1,133	$-	$-
Consumer open end and junior liens	$476	$476	$-	$476	$357	$-	$-
Commercial and industrial	$219	$219	$-	$221	$475	$-	$2

Total	$7,395	$7,901	$100	$7,520	$7,798	$48	$180

	December 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$4,933	$4,933	$-	$3,776	$161
Commercial construction and development	931	1,860	-	1,323	30
Consumer closed end first mortgage	1,138	1,138	-	1,142	8
Consumer open end and junior liens	-	-	-	100	3
Commercial and industrial	758	789	-	923	12

Total	$7,760	$8,720	$-	$7,264	$214

	September 30, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans - Quarter	Average Investment in Impaired Loans - YTD	Interest Income Recognized - Quarter	Interest Income Recognized - YTD
Loans without a specific valuation allowance
Real estate
Commercial	$4,088	$4,088	$-	$3,475	$3,262	$38	$102
Commercial construction and development	1,196	2,567	-	1,235	1,421	7	23
Consumer closed end first mortgage	1,639	1,639	-	1,243	1,144	1	6
Consumer open end and junior liens	-	-	-	-	125	-	3
Commercial and industrial	1,659	1,659	-	1,203	1,189	-	11

Total	$8,582	$9,953	$-	$7,156	$7,141	$46	$145

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2015.

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

September 30, 2015
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real Estate	Construction and Development	Commercial and Industrial
Pass	$204,661	$19,916	$105,752
Special Mention	3,759	1,563	3,357
Substandard	6,720	750	437
Doubtful	-	-	-
Total	$215,140	$22,229	$109,546

Consumer Credit Exposure Credit Risk Profile
Internal Rating	Closed End First Mortgage	Real Estate Open End and Junior Liens	Auto	Boat/RV	Other
Pass	$493,653	$69,950	$15,522	$122,099	$5,953
Special Mention	-	-	-	-	-
Substandard	6,170	982	7	143	62
Total	$499,823	$70,932	$15,529	$122,242	$6,015

December 31, 2014
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real Estate	Construction and Development	Commercial and Industrial
Pass	$187,436	$30,422	$84,746
Special Mention	3,316	1,721	439
Substandard	7,267	959	2,848
Doubtful	-	-	441
Total	$198,019	$33,102	$88,474

Consumer Credit Exposure Credit Risk Profile
Internal Rating	Closed End First Mortgage	Real Estate Open End and Junior Liens	Auto	Boat/RV	Other
Pass	$509,765	$70,299	$14,704	$94,377	$5,125
Special Mention	-	-	-	-	-
Substandard	7,298	774	8	384	59
Total	$517,063	$71,073	$14,712	$94,761	$5,184

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine month periods ended September 30, 2015 and 2014, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other segments.

	Three Months Ended September 30, 2015
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$6,825	$3,318	$2,763	$12,906
Provision charged (credited) to expense	(248)	83	165	-
Losses charged off	(4)	(154)	(140)	(298)
Recoveries	76	33	40	149
Balance, end of period	$6,649	$3,280	$2,828	$12,757

	Nine Months Ended September 30, 2015
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$7,085	$3,471	$2,612	$13,168
Provision charged (credited) to expense	(846)	321	525	-
Losses charged off	(4)	(545)	(461)	(1,010)
Recoveries	414	33	152	599
Balance, end of period	$6,649	$3,280	$2,828	$12,757

	Three Months Ended September 30, 2014
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$7,763	$3,344	$2,136	$13,243
Provision charged to expense	(914)	935	(21)	-
Losses charged off	-	(141)	(49)	(190)
Recoveries	105	23	68	196
Balance, end of period	$6,954	$4,161	$2,134	$13,249

	Nine Months Ended September 30, 2014
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$8,148	$3,124	$2,140	$13,412
Provision charged (credited) to expense	(1,101)	1,400	551	850
Losses charged off	(244)	(391)	(767)	(1,402)
Recoveries	151	28	210	389
Balance, end of period	$6,954	$4,161	$2,134	$13,249

The following tables provide a breakdown of the allowance for loans losses and loan portfolio balances by segment as of September 30, 2015 and December 31, 2014.

	Nine Months Ended September 30, 2015
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	6,549	3,280	2,828	12,657
Total allowance for loan losses	$6,649	$3,280	$2,828	$12,757
Loan balances
Individually evaluated for impairment	$5,793	$1,126	$476	$7,395
Collectively evaluated for impairment	341,122	498,697	214,242	1,054,061
Gross loans	$346,915	$499,823	$214,718	$1,061,456

	Year Ended December 31, 2014
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	7,085	3,471	2,612	13,168
Total allowance for loan losses	$7,085	$3,471	$2,612	$13,168
Loan balances
Individually evaluated for impairment	$6,622	$1,138	$-	$7,760
Collectively evaluated for impairment	312,973	515,925	185,730	1,014,628
Gross loans	$319,595	$517,063	$185,730	$1,022,388

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

Information on non-performing assets, excluding performing restructured loans, is provided below:

	September 30,
	2015	2014
Non-performing assets
Non-accrual loans	$7,061	$8,197
Accruing loans delinquent 90 days or more and past due	90	217
Total non-performing loans	7,151	8,414
Foreclosed real estate	1,864	6,334
Other repossessed assets	588	504
Total non-performing assets	$9,603	$15,252

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

At September 30, 2015, the Company had a number of loans that were modified in troubled debt restructurings. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following tables describe troubled debts restructured during the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Consumer closed end first mortgage	1	$11	$11
Consumer open end and junior liens	3	51	51

	Nine Months Ended September 30, 2015
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	3	$1,992	$1,990
Construction and development	1	155	134
Consumer closed end first mortgage	6	254	251
Consumer open end and junior liens	3	51	51
Commercial and industrial	1	88	83

	Three Months Ended September 30, 2014
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	4	$968	$987
Consumer closed end first mortgage	4	665	285
Consumer open end and junior liens	1	14	15

	Nine Months Ended September 30, 2014
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	5	$1,218	$1,237
Consumer closed end first mortgage	11	1,379	1,026
Consumer open end and junior liens	4	48	49
Commercial and industrial	2	193	223

The impact on the allowance for loan losses was insignificant as a result of these modifications.

Newly restructured loans by type for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30, 2015
	Interest Only	Term	Combination	Total Modification
Real Estate
Commercial	$-	$-	$-	$-
Consumer closed end first mortgage	-	11	-	11
Consumer open end and junior liens	-	51	-	51

	Three Months Ended September 30, 2014
	Interest Only	Term	Combination	Total Modification
Real Estate
Commercial	$-	$689	$298	$987
Consumer closed end first mortgage	101	-	184	285
Consumer open end and junior lien	-	-	15	15

	Nine Months Ended September 30, 2015
	Interest Only	Term	Combination	Total Modification
Real Estate
Commercial	$-	$1,990	$-	$1,990
Construction and development	-	-	134	134
Consumer closed end first mortgage	-	11	240	251
Consumer open end and junior liens	-	51	-	51
Commercial and industrial	-	83	-	83

	Nine Months Ended September 30, 2014
	Interest Only	Term	Combination	Total Modification
Real Estate
Commercial	$-	$689	$548	$1,237
Consumer closed end first mortgage	101	-	925	1,026
Consumer open end and junior liens	-	19	30	49
Commercial and industrial	-	223	-	223

Defaults of any loans modified as troubled debt restructurings made in the three and nine months ended September 30, 2014 are listed in the table below. There were no defaults on loans modified as troubled debt restructurings made in the three and nine months ended September 30, 2015. Defaults are defined as any loans that become 90 days past due.

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

The following table summarizes the balance sheet and income statement amounts impacted by the change at the dates or for the periods indicated:

December 31,
2014
Investment in limited partnerships
As previously reported	$1,582
As reported under the new guidance	527
Deferred tax asset
As previously reported	13,305
As reported under the new guidance	13,575
Retained earnings
As previously reported	50,171
As reported under the new guidance	49,386

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2014
Non-interest income
As previously reported	$3,574	$9,861
As reported under the new guidance	3,702	10,244
Income tax expense
As previously reported	1,112	2,906
As reported under the new guidance	1,183	3,118
Net income
As previously reported	2,694	7,214
As reported under the new guidance	2,751	7,385
Basic Earnings Per Share
As previously reported	0.38	1.01
As reported under the new guidance	0.38	1.03
Diluted Earnings Per Share
As previously reported	0.36	0.98
As reported under the new guidance	0.37	1.00

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

Third Quarter Highlights. At September 30, 2015, we had $1.5 billion in assets, $1.0 billion in net loans, $1.1 billion in deposits and $135.1 million in stockholders’ equity. The Company’s total risk-based capital ratio at September 30, 2015 was 13.8%, exceeding the 10.0% requirement for a well-capitalized institution. Tangible common equity, as a percentage of tangible assets, increased to 9.1% as of September 30, 2015 compared to 8.7% and 8.4% at December 31, 2014 and September 30, 2014, respectively. For the quarter ended September 30, 2015, net income available to common shareholders was $3.2 million, or $0.44 per basic and $0.43 per diluted share, compared with net income available to common shareholders of $2.8 million, or $0.38 per basic and $0.37 per diluted share for the quarter ended September 30, 2014.

Financial highlights for the third quarter ended September 30, 2015 included:

•	Commercial loans increased $11.6 million, or 13.8%, on an annualized basis and non-real estate consumer loans $11.0 million, or 33.1%, on an annualized basis in the third quarter of 2015.

•	Non-performing loans to total loans were 0.68% as of September 30, 2015 compared to 0.63% as of June 30, 2015 and non-performing assets to total assets were 0.66% as of September 30, 2015 compared to 0.60% as of June 30, 2015.
•	Deposits increased $1.3 million in the third quarter of 2015.
•	Tangible common equity to total tangible assets is 9.11% and tangible book value per common share is $17.90 as of September 30, 2015 compared to tangible common equity to total tangible assets of 8.89% and tangible book value per common share of $17.36 as of June 30, 2015.
•	Net interest income for the third quarter of 2015 increased by $276,000 on a linked quarter basis and increased by $176,000 compared to the third quarter of 2014.
•	Minimal net-charges offs and stabilized asset quality led to no provision for loan losses in the third quarter of 2015.
•	Net interest margin was 3.22% for the third quarter of 2015 compared to 3.18% in the second quarter of 2015 and 3.26% in the third quarter of 2014.
•	Non-interest income in the third quarter of 2015 increased by $27,000 on a linked quarter basis and by $691,000 when compared to the third quarter of 2014.
•	Non-interest expense increased in the third quarter of 2015 by $281,000 on a linked quarter basis and by $246,000 when compared to the third quarter of 2014.
•	Completed acquisition of $65.7 million in trust assets.

The Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, contains a summary of our management’s strategic plan for 2015-2019. The financial highlights of our strategic progress during the quarter include: increasing commercial and non-real estate consumer lending by $22.6 million in the third quarter and by $56.4 million since year-end 2014; core deposits to total deposits increased to 66.4%, from 62.8% at year-end 2014, and non-interest income increased $691,000 and $2.5 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.

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

Deferred Tax Asset. The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future. The Company’s most recent evaluation has determined that, except for the amounts represented by the valuation allowance in Note 15 to the Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2014, the Company will more likely than not be able to utilize the remaining deferred tax asset. As of year-end 2014, the Company had generated average positive pre-tax pre-provision earnings of $15.5 million, or 1.1% of pre-tax pre-provision ROA over the previous five years. This level of earnings would be sufficient to utilize portions of the operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The analysis as of September 30, 2015, supports no additional valuation reserve is needed.

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

Financial Condition

General. Total assets at September 30, 2015 were $1.5 billion, reflecting a $32.9 million increase since December 31, 2014, primarily as a result of a $41.5 million increase in net loans and a $6.0 million increase in loans held for sale, partially offset by a $10.9 million decrease in cash and cash equivalents. Average interest-earning assets increased $27.7 million, or 2.1%, to $1.3 billion for the quarter ended September 30, 2015 compared to the year ended December 31, 2014, reflecting an increase in the loan portfolio. Average interest-bearing liabilities increased by $5.2 million, or 0.5% to $1.1 billion at September 30, 2015 reflecting an increase in borrowings partially offset by a decrease in term deposits. Average stockholders’ equity increased by $8.2 million, or 6.2%, at September 30, 2015 compared to year-end 2014.

Loans. Our gross loan portfolio, excluding loans held for sale, increased $39.1 million at September 30, 2015 to $1.1 billion. The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during the nine month period:

	At
	September 30,	December 31,	Amount	Percent
	2015	2014	Change	Change
	(Dollars in thousands)
Real estate
Commercial	$215,140	$198,019	$17,121	8.65%
Commercial construction and development	22,229	33,102	(10,873)	(32.85)
Consumer closed end first mortgage	499,823	517,063	(17,240)	(3.33)
Consumer open end and junior liens	70,932	71,073	(141)	(0.20)
Total real estate loans	808,124	819,257	(11,133)	(1.36)

Consumer loans
Auto	15,529	14,712	817	5.55
Boat/RV	122,242	94,761	27,481	29.00
Other	6,015	5,184	831	16.03
Total consumer other	143,786	114,657	29,129	25.41
Commercial and industrial	109,546	88,474	21,072	23.82
Total other loans	253,332	203,131	50,201	24.71

Total Loans	$1,061,456	$1,022,388	$39,068	3.82%

The Bank’s strategy to increase commercial and consumer loans remains a primary focus as we continued to see growth in these areas during the first nine months of 2015 as commercial and non-real estate consumer loans grew by $56.4 million. We continue to seek opportunities to provide sound commercial borrowers opportunities for new loans to meet their growing demands, refinance loans currently served by other financial institutions and build relationships with commercial clients in our footprint. The increase in the commercial and other consumer portfolios was partially offset by a $17.4 million decrease in the consumer real estate portfolios during the period. Lower rates have allowed consumers to refinance their mortgage loans. The Bank has seen an increase in loan sale volume that outpaced production during the nine months which hampered consumer real estate loan growth and also led to a decrease in loans held for sale of $88,000. The Bank continues to sell longer term fixed-rate mortgage loans to reduce related interest rate risk.

Delinquencies and Non-performing Assets. As of September 30, 2015, our total loans delinquent 30-to-89 days were $12.2 million or 1.1% of total loans, compared to $14.9 million or 1.5% of total loans at the end of 2014.

At September 30, 2015, our non-performing assets totaled $9.6 million or 0.7% of total assets, compared to $10.7 million or 0.75% of total assets at December 31, 2014. This $1.2 million, or 10.9% decrease was primarily due to a reduction in foreclosed assets and non-performing commercial and industrial loans. The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	At
	September 30,	December 31,	Amount	Percent
	2015	2014	Change	Change
	(Dollars in thousands)
Non-accruing loans	$7,061	$7,212	$(151)	(2.09)%
Accruing loans delinquent 90 days	90	226	(136)	(60.18)
Foreclosed assets	2,418	3,305	(887)	(26.84)
Total	$9,569	$10,743	$(1,174)	(10.93)%

Our non-performing assets continued to decrease in the first nine months of 2015 as local economic conditions strengthened. The Bank continues to diligently monitor and write down loans that appear to have irreversible weakness. The Bank works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral. In addition to the decrease in non-performing assets, the Company has seen improvement during the first nine months of 2015 in total classified assets. Total classified assets decreased by 21.9% from $26.5 million at December 31, 2014 to $20.7 million at September 30, 2015 due to improvements in local economies in which we service.

At September 30, 2015, foreclosed real estate totaled $1.9 million. The Bank has seen a decrease in this area as overall real estate owned sales volumes are up and the number of foreclosures is down. At September 30, 2015, the Bank had 18 residential properties with a book value of $917,000. One commercial construction and development property accounts for $947,000 of the total REO balance. As of September 30, 2015, the Bank also held $588,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Allowance for Loan Losses. Allowance for loan losses decreased $492,000 to $12.8 million at September 30, 2015 compared to September 30, 2014, as reflected below:

	At and For the Nine Months Ended
	September 30,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$13,168	$13,412
Charge-offs	1,010	1,402
Recoveries	599	389
Net charge-offs	411	1,013
Provisions charged to operations	-	850
Balance at end of period	$12,757	$13,249

Ratio of net charge-offs during the period to average loans outstanding during the period	0.05%	0.14%

Allowance as a percentage of non-performing loans	178.39%	157.46%
Allowance as a percentage of total loans (end of period)	1.21%	1.31%

The allowance for loan losses decreased by $411,000 to $12.8 million as of September 30, 2015 as compared to December 31, 2014. The allowance for loan losses to non-performing loans as of September 30, 2015 was 178.4% compared to 177.0% as of December 31, 2014. The allowance for loan losses to total loans as of September 30, 2015 was 1.21%, compared to 1.30% as of December 31, 2014.

Deposits. Deposits grew by $266,000 in the first nine months of 2015. This increase was primarily due to increases in core accounts by $38.8 million, partially offset by a decrease in certificates of deposit of $38.5 million. Core deposits increased to 66% of the Bank’s total deposits as of September 30, 2015 compared to 63% as of December 31, 2014 and 62% as of September 30, 2014.

	At
	September 30, 2015		December 31, 2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Type of Account:
Non-interest Checking	$165,189	0.00%	$154,178	0.00%
Interest-bearing NOW	252,791	0.23	253,042	0.23
Savings	130,479	0.01	124,051	0.01
Money Market	168,431	0.20	146,847	0.23
Certificates of Deposit	362,696	1.10	401,202	1.17
Total	$1,079,586	0.46%	$1,079,320	0.52%

Borrowings. Total borrowings increased to $225.9 million at September 30, 2015, up $23.2 million, or 11.5%, since year-end 2014 primarily due to a $23.8 million increase in FHLB advances. This increase was primarily to fund loan growth. Other borrowings, consisting of a bank loan and a subordinated debenture, decreased $537,000 to $9.6 million at September 30, 2015 due to regular loan payments.

In 2013, the Company borrowed $7.6 million from First Tennessee Bank, N.A. to refinance existing long-term debt. The loan was originated at a variable rate of LIBOR plus 2.80%; however the Company entered into an interest rate swap that fixed the rate of the note at 3.915% for its term. The balance of the loan at September 30, 2015 was $5.5 million and it matures in December 2017.

The Company acquired $5.0 million of issuer trust preferred securities in a 2008 acquisition of MFB Corp., which had a net balance of $4.1 million at September 30, 2015 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance, or September 15, 2035. The securities bear a rate of interest of the prevailing three-month LIBOR rate plus 170 basis points. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

Stockholders’ Equity. Stockholders’ equity was $135.1 million at September 30, 2015, an increase of $8.3 million from December 31, 2014. The increase was a result of net income of $8.9 million and an increase of $1.6 million due to the exercise of stock options. These increases were partially offset by dividend payments of $2.7 million to common shareholders. The Company’s tangible book value per common share as of September 30, 2015 increased to $17.90 compared to $17.12 as of December 31, 2014 and the tangible common equity ratio was 9.11% as of September 30, 2015 compared to 8.72% as of December 31, 2014. The Company’s and the Bank’s risk-based capital ratios were well in excess of “well-capitalized” levels as defined by all regulatory standards as of September 30, 2015.

Comparison of Results of Operations for the Three Months Ended September 30, 2015 and 2014.

General. Net income available to common shareholders for the three months ended September 30, 2015 was $3.2 million, or $0.44 basic and $0.43 diluted earnings per common share compared to net income available to common shareholders of $2.8 million, or $0.38 basic and $0.37 diluted earnings per common share for the three months ended September 30, 2014. Annualized return on average assets was 0.89% and annualized return on average tangible common equity was 9.92% for the third quarter of 2015 compared to 0.78% and 9.26% respectively, for the same period of last year.

Interest Income. Total interest income increased $246,000, or 1.9%, to $13.0 million during the three months ended September 30, 2015 from $12.8 million during the same period in 2014. The increase was a result of an increase of $41.1 million in average earning assets due to an increase in the average loan portfolio of $53.5 million partially offset by a decrease of five basis points in the average interest rate for the quarter ended September 30, 2015 compared to the same period in 2014.

Interest Expense. Interest expense increased $70,000, or 3.2%, to $2.2 million during the three months ended September 30, 2015. The primary reason for this increase was an increase of 18 basis points in the average rate paid on borrowings and a $37.1 million increase in average borrowings. This was partially offset by a decline of five basis points in the average rate paid for interest-bearing deposits for the three months ended September 30, 2015, which was primarily due to continued re-pricing of deposit accounts and a changing mix of deposits to a larger amount of transaction accounts as a percentage of interest-bearing liabilities.

Net Interest Income. Net interest income before the provision for loan losses increased $176,000 for the quarter ended September 30, 2015 compared to the same period in 2014. The increase in net interest income was primarily a result of a $41.1 million increase in average earning assets, which was primarily due to an increase of $53.5 million in average loans. This increase was partially offset by a decline of four basis points in net interest margin to 3.22%, while the tax equivalent margin remained steady at 3.31%. On a linked quarter basis, net interest income before the provision for loan losses increased $276,000 as net interest margin increased by four basis points and average earnings assets increased by $19.2 million primarily due to increases in the loan portfolio. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

Provision for Loan Losses. There was no provision for loan losses in the third quarter of 2015 or during last year’s comparable period. This was due to management’s ongoing evaluation of the adequacy of the allowance for loan losses, which was partially attributable to net charge-offs of $149,000, or 0.06% of average loans on an annualized basis in the third quarter of 2015 compared to net recoveries of $6,000 in the third quarter of 2014. Non-performing loans to total loans at September 30, 2015 was 0.68% compared to 0.83% at September 30, 2014. Non-performing assets to total assets were 0.66% at September 30, 2015 compared to 1.08% at September 30, 2014.

Non-Interest Income. Non-interest income increased by $691,000, to $4.4 million, in the third quarter of 2015 compared to $3.7 million in the third quarter of 2014.

	Three Months Ended		Amount	Percent
	9/30/2015	9/30/2014	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$1,496	$1,518	$(22)	(1.45)%
Net realized gain on sale of available-for-sale securities	57	75	(18)	(24.00)
Commissions	1,164	1,228	(64)	(5.21)
Net gains on sales of loans	1,238	444	794	178.83
Net servicing fees	67	66	1	1.52
Increase in cash value of life insurance	292	295	(3)	(1.02)
Loss on sale of other real estate and repossessed assets	(30)	(81)	51	(62.96)
Other income	109	157	(48)	(30.57)
Total	$4,393	$3,702	$691	18.67%

Increases in non-interest income were primarily due to an increase of $794,000 in net gain on sale of loans due to increased production during the current period as a result of the acquisition of Summit Mortgage in the third quarter of 2014. On a linked quarter basis, non-interest income increased $27,000 due to increases in net gain on sale of loans primarily due to an increase in mortgage activity, increases in fees and service charges on deposit accounts primarily due to seasonality in fee income, and increases in commission income. The increases were partially offset by a decline in net gain on sale of other real estate and repossessed assets and a reduction in gain on sale of AFS securities.

Non-Interest Expense. Non-interest expenses increased $246,000, to $10.7 million, for the third quarter 2015.

	Three Months Ended		Amount	Percent
	9/30/2015	9/30/2014	Change	Change
	(Dollars in thousands)
Non-Interest Expense:
Salaries and employee benefits	$6,341	$6,088	$253	4.16%
Net occupancy expenses	553	494	59	11.94
Equipment expenses	479	450	29	6.44
Data processing fees	432	373	59	15.82
Advertising and promotion	296	387	(91)	(23.51)
ATM and debit card expenses	381	370	11	2.97
Deposit insurance	225	239	(14)	(5.86)
Professional fees	378	376	2	0.53
Software subscriptions and maintenance	443	418	25	5.98
Other real estate and repossessed assets	92	161	(69)	(42.86)
Other expenses	1,034	1,052	(18)	(1.71)
Total	$10,654	$10,408	$246	2.36%

The increase in non-interest expense was primarily due to the acquisition of Summit Mortgage late in the third quarter of 2014. On a linked quarter basis, non-interest expense increased $281,000 primarily due to increases in salaries and benefit expenses of $257,000 as a result of higher health insurance expenses.

Income Tax Expense. Income tax expense for the third quarter 2015 increased by $147,000 compared to the same period in 2014 primarily due to the increase in taxable income. The Company’s effective tax rate decreased to 29.2% for the three months ended September 30, 2015 compared to 30.1% for the three months ended September 30, 2014 due to an increase in non-taxable income.

Comparison of Results of Operations for the Nine Months Ended September 30, 2015 and 2014.

General. Net income available to common shareholders for the nine months ended September 30, 2015 was $8.9 million, or $1.21 basic and $1.18 diluted earnings per common share compared to net income available to common shareholders of $7.4 million, or $1.03 basic and $1.01 diluted earnings per common share for the nine months ended September 30, 2014. Annualized return on average assets was 0.83% and annualized return on average tangible common equity was 9.30% for the first nine months of 2015 compared to 0.70% and 8.50% respectively, for the same period of last year.

Interest Income. Total interest income increased $177,000, or 0.5%, to $38.5 million during the nine months ended September 30, 2015 from $38.3 million during the same period in 2014, reflecting a $48.5 million increase in average loans outstanding during the nine months ended September 30, 2015 compared to the same period of 2014.

Interest Expense. Interest expense decreased $80,000, or 1.2%, to $6.6 million during the nine months ended September 30, 2015 compared to $6.7 million during the nine months ended September 30, 2014. The primary reason for this decrease was a decline of eight basis points in the average rate paid on interest-bearing accounts from 0.66% for the nine months ended September 30, 2014 to 0.58% for the nine months ended September 30, 2015.

Net Interest Income. Net interest income before the provision for loan losses increased $257,000 for the first nine months of 2015 compared to the same period in 2014. The increase was a result of an increase of $38.0 million in average earning assets due to an increase in the average loan portfolio of $48.5 million. This increase was partially offset by the net interest margin decreasing to 3.20% in the first nine months of 2015 compared to 3.27% in the first nine months of 2014.

Provision for Loan Losses. The provision for loan losses for the first nine months of 2015 was zero compared to $850,000 during last year’s comparable period. The decrease was primarily due to a decline in net charge-offs and improving asset quality. Net charge-offs for the first nine months of 2015 equaled $411,000, or 0.05% of loans on an annualized basis compared to $1.0 million, or 0.14% in the same period of 2014.

Non-Interest Income. Non-interest income increased by $2.5 million, to $12.8 million, in the first nine months of 2015 compared to $10.2 million in the same period of 2014.

	Nine Months Ended		Amount	Percent
	9/30/2015	9/30/2014	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$4,318	$4,398	$(80)	(1.82)%
Net realized gain on sale of available-for-sale securities	423	436	(13)	(2.98)
Commissions	3,427	3,488	(61)	(1.75)
Net gains on sales of loans	3,266	929	2,337	251.56
Net servicing fees	205	45	160	355.56
Increase in cash value of life insurance	893	866	27	3.12
Loss on sale of other real estate and repossessed assets	(81)	(321)	240	(74.77)
Other income	325	403	(78)	(19.35)
Total	$12,776	$10,244	$2,532	24.72%

The increase in non-interest income for the first nine months of 2015 was primarily due to a $2.3 million increase in gain on sale of loans due to increased production and the acquisition of Summit Mortgage in the third quarter of 2014. The Bank also experienced a decline in loss on sale of real estate and other repossessed assets of $240,000.

Non-Interest Expense. Non-interest expenses increased $1.5 million, to $32.0 million, for the first nine months of 2015.

	Nine Months Ended		Amount	Percent
	9/30/2015	9/30/2014	Change	Change
	(Dollars in thousands)
Non-Interest Expense:
Salaries and employee benefits	$18,955	$17,461	$1,494	8.56%
Net occupancy expenses	1,671	1,763	(92)	(5.22)
Equipment expenses	1,342	1,344	(2)	(0.15)
Data processing fees	1,304	1,180	124	10.51
Advertising and promotion	1,007	991	16	1.61
ATM and debit card expenses	1,064	976	88	9.02
Deposit insurance	669	779	(110)	(14.12)
Professional fees	1,291	1,254	37	2.95
Software subscriptions and maintenance	1,303	1,220	83	6.80
Other real estate and repossessed assets	305	447	(142)	(31.77)
Other expenses	3,134	3,092	42	1.36
Total	$32,045	$30,507	$1,538	5.04%

The increases in non-interest expense were primarily a result of the acquisition of Summit Mortgage in the late third quarter of 2014, which increased expense by $1.5 million in the first nine months of 2015.

Income Tax Expense. Income tax expense for the first nine months of 2015 increased by $563,000 compared to the same period in 2014 primarily due to the increase in taxable income. The Company’s effective tax rate decreased to 29.2% for the nine months ended September 30, 2015 compared to 29.7% for the same period in 2014 due to an increase in non-taxable income.

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

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. It is overseen by the Asset and Liability Management Committee. The Board of Directors required the Bank to maintain a minimum liquidity ratio of 10% of deposits. At September 30, 2015, our ratio was 26.3%. The Company is currently in excess of the minimum liquidity ratio set by the Board due to a larger investment portfolio. Management continues to seek to utilize liquidity off of the investment portfolio to fund loan growth over the next few years as demand for loans increases. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We hold cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). At September 30, 2015, on a consolidated basis, the Company had $285.5 million in cash and investment securities available for sale and $6.1 million in loans held for sale generally available for its cash needs. We can also generate funds from borrowings, primarily FHLB advances, and, to a lesser degree, third party loans. At September 30, 2015, the Bank had the ability to borrow an additional $81.9 million in FHLB advances. In addition, we have historically sold 15- and 30-year long-term, fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity. The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, the payment of which is subject to regulatory limits. At September 30, 2015, the Company, on an unconsolidated basis, had $3.6 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At September 30, 2015, the approved outstanding loan commitments, including unused lines of credit, amounted to $297.9 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2015, totaled $136.6 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. For the quarter ended September 30, 2015, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At September 30, 2015, the Bank had $138.0 million in commitments to make loans, $8.5 million in undisbursed portions of closed loans, $148.9 million in unused lines of credit and $2.5 million in standby letters of credit. In addition, on a consolidated basis, at September 30, 2015, the Company had $225.9 million in outstanding non-deposit borrowings, of which $21.4 million is due in the next twelve months.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. See ‘Item 1 - Business- How We Are Regulated - Regulatory Capital Requirements’ of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The FDIC may require the Bank to have additional capital above the specific regulatory levels if it believes the Bank is subject to increased risk due to asset problems, high interest rate risk and other risks. The Company is subject to minimum capital requirements imposed by the FRB, which are substantially similar to those imposed on the Bank, including guidelines for bank holding companies to be considered well-capitalized. The FDIC and FRB have revised their capital requirements, increasing the levels required, and requiring an additional buffer if the Bank and the Company want to continue paying dividends or executive bonuses. These new requirements started being phased in January 2015.

At September 30, 2015, the Bank’s regulatory capital exceeded the FDIC regulatory requirements, and the Bank was well-capitalized under regulatory prompt corrective action standards. In addition, at September 30, 2015, the Company’s capital levels exceeded the FRB’s requirements, and the Company was considered well-capitalized under FRB guidelines. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain well-capitalized status.

Our regulatory capital ratios at September 30, 2015 are reflected below:

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level(1):
MutualFirst Consolidated	$128,937	8.9%	$57,815	4.0%	$72,269	N/A %
MutualBank	130,525	9.1	57,663	4.0	72,079	5.0
Common Equity Tier 1 Capital Level (2) :
MutualFirst Consolidated	$128,215	12.3%	$46,737	4.5%	$67,509	6.5%
MutualBank	130,525	12.6	46,701	4.5	67,457	6.5
Tier 1 Risk-Based Capital Level (3) :
MutualFirst Consolidated	$128,937	12.4%	$62,316	6.0%	$83,089	8.0%
MutualBank	130,525	12.6	62,268	6.0	83,024	8.0
Total Risk-Based Capital Level (4) :
MutualFirst Consolidated	$141,694	13.6%	$83,089	8.0%	$103,861	10.0%
MutualBank	143,282	13.8	83,024	8.0	103,780	10.0

(1) Tier 1 Capital to Assets for Leverage Ratio of $1.4 billion for the Bank and Company at September 30, 2015.

(2) Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.0 billion for the Bank and Company at September 30, 2015.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin and improve earnings. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term, fixed-rate loans in our portfolio, during the first nine months of 2015 we sold in the secondary market $118.1 million of primarily fixed rate, one- to four-family mortgage loans with a term to maturity of 15 years or greater.

If past rate movements are an indication of future changes, they usually are neither instantaneous nor do a majority of core deposits reprice at the same level as rates change. The following chart reflects the Bank’s percentage change in net interest income, over a one year time period, and net portfolio value (NPV) assuming an instantaneous parallel rate shock in a range from down 100 basis points to up 400 basis points as of September 30, 2015.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(7.5)%	(16.3)%
Up 300 basis points	(4.8)%	(13.4)%
Up 200 basis points	(2.3)%	(8.9)%
Up 100 basis points	(0.3)%	(4.4)%
Down 100 basis points	(6.5)%	(13.1)%

The following chart indicates the Company’s percentage change in net interest income and NPV assuming rate movements that are not instantaneous, but change gradually over one year.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(3.7)%	(12.5)%
Up 300 basis points	(3.5)%	(11.3)%
Up 200 basis points	(2.6)%	(8.0)%
Up 100 basis points	(1.1)%	(4.2)%
Down 100 basis points	(7.0)%	(13.1)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and (as defined in sec Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures as of September 30, 2015, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 9, 2015	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: November 9, 2015	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

101	Financial Statements from the Company’s Form 10-Q for the three and nine months ended September 30, 2015 and year ended December 31, 2014, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of September 30, 2015 and 2014; (ii) Consolidated Condensed Statements of Income for the Three and Nine Months Ended September 30, 2015 and 2014; (iii) Consolidated Condensed Statement of Stockholders’ Equity for the Period Ended September 30, 2015; (iv) Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2015 and 2014, as follows:
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

