Form 10-K
period 2015-12-31
MUTUALFIRST FINANCIAL INC
filed 2016-03-15
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________

Commission File Number 000-27905

MutualFirst Financial, Inc.
(Exact name of registrant as specified in its charter)

Maryland	35-2085640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 E. Charles Street, Muncie, Indiana	47305-2400
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (765) 747-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq Global Market

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock on the Nasdaq Global Market as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $120.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of March 13, 2016, there were 7,448,543 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K-Portions of registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders.

MutualFirst Financial, Inc.

Form 10-K Annual Report for the Year Ended December 31, 2015

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

At December 31, 2015, we had total assets of $1.5 billion, loans of $1.1 billion, deposits of $1.1 billion and stockholders’ equity of $137.0 million. Our executive offices are located at 110 E. Charles Street, Muncie, Indiana 47305-2400. Our common stock is traded on the Nasdaq Global Market under the symbol “MFSF.” For more general information about our business, and other 2015 material transactions and results, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Overview and Significant Events in 2015.”

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets;

•	changes in general economic conditions, either nationally or in our market areas;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the Treasury and the FRB;

•	changes in the levels of general interest rates and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources;

•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;

•	decreases in the secondary market for the sale of loans that we originate;

•	results of examinations of us by the IDFI, FDIC, FRB or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•	legislative or regulatory changes that adversely affect our business, including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), changes in regulatory policies and principles, changes in regulatory capital requirements or the interpretation of regulatory capital or other rules;

•	our ability to attract and retain deposits;

•	increases in premiums for deposit insurance;

•	management’s assumptions in determining the adequacy of the allowance for loan losses;

•	our ability to control operating costs and expenses;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant losses due to declines in valuation;

•	difficulties in reducing risks associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	a failure or security breach in the computer systems (or the third party vendors who provide such services) on which we depend;

•	our ability to retain members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	adverse changes in the securities markets;

•	changes in our ability and the cost to access the capital markets;

•	inability of key third-party providers to perform their obligations to us;

•	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this Form 10-K.

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

Market Area

We are a community-oriented bank offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Muncie, Indiana and offer our financial services through 31 full service retail financial center offices in Allen, Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana. MutualBank also has trust offices in Carmel and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. The Bank has a subsidiary, Summit Mortgage, Inc., that operates a mortgage banking firm in Ft. Wayne, Indiana. In addition, we originate residential mortgage and commercial loans in the counties contiguous to those counties. We also originate indirect consumer loans throughout Indiana and contiguous states as described in “Lending Activities - Other Consumer Lending.”

The market areas where MutualBank operates in Indiana have historically experienced an unemployment rate that has exceeded the federal and state unemployment rates, though in recent years that difference was reduced to below the state rates and in 2015 fell below the federal rate as well. At the end of 2015, the unemployment rate (not seasonally adjusted) was 4.8% at the federal level and 4.6% at the state level, compared to 5.4% and 5.8% at the end of 2014 at the federal and state level, respectively. Our footprint had an unemployment rate of 4.5% and 5.7% at year-end 2015 and 2014, respectively. Our markets have experienced new jobs in the aerospace industry, and jobs in the auto and recreational vehicles industry have improved since the beginning of the recession. During 2015, improvements in local home values, unemployment and the local economy resulted in increasing levels of home sales and residential mortgage activity.

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

Lending Activities

General. Our loans carry either a fixed- or an adjustable-rate of interest. At December 31, 2015, our net loan portfolio totaled $1.1 billion, which constituted 72.7% of our total assets. Our loan portfolio increased by 6.4% in 2015, primarily due to increased commercial real estate, commercial and industrial and non- real estate consumer loans; however, that increase was partially reduced by a decrease in commercial construction and development and consumer mortgage loans.

Loans up to $1.0 million may be approved by certain individual loan officers. Loans in excess of $1.0 million, but not in excess of $2.0 million, may be approved by the combined authority of two officers that have loan authority up to $1.0 million individually. Loans between $2.0 million, but no more than $5.0 million, may be approved by a majority vote of the Loan Committee. All loans in excess of $5.0 million must be approved by the Board of Directors. Commercial Banking Officers may advance additional credit exposure for a commercial loan relationship requiring Board approval up to the lesser of: 10% of the existing previously approved credit exposure to the client, or $100,000. Any additional exposure approved under the 10% Rule must be approved by the Senior Vice President of Commercial Banking or his designee, and reported to the appropriate Loan Committee during the next meeting.

Major Loan Customers. At December 31, 2015, the maximum amount that we could lend to any one borrower and the borrower’s related entities was approximately $22.1 million. At December 31, 2015, our five largest lending relationships were with commercial borrowers and public entities and constituted an aggregate of $62.6 million in loans and commitments issued, or 5.7% of our $1.1 billion gross loan portfolio, with $34.0 million in loans outstanding. As of December 31, 2015, our largest lending relationship to a single borrower or group of related borrowers consisted of one loan with a total commitment of $15.9 million, with a $2.7 million outstanding balance at year-end. This loan is secured primarily by commercial real estate.

Our next four largest relationships consist of $13.2 million in loans and commitments secured primarily by commercial real estate with $2.5 million outstanding; $12.2 million in loans and commitments issued and outstanding which is secured by commercial real estate; $11.6 million in loans and commitments which is secured primarily by commercial business assets with $8.5 million outstanding; and $9.6 million in loans and commitments issued secured primarily by municipal bonds with $8.0 million outstanding. As of December 31, 2015, all loans within these relationships were performing as agreed.

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate
Commercial	$236,895	21.75%	$198,019	19.25%	$200,817	20.24%	$203,613	20.45%	$197,390	21.42%
Commercial construction and development	15,744	1.45	33,102	3.22	13,321	1.34	17,462	1.75	20,831	2.26
Consumer closed end first mortgage	497,442 (1)	45.66	523,203 (2)	50.87	533,160 (3)	53.74	533,527 (4)	53.58	451,117 (5)	48.95
Consumer open end and junior liens	70,990	6.52	71,073	6.91	69,354	6.99	74,714	7.50	82,164	8.91
Total real estate loans	821,071	75.38	825,397	80.25	816,652	82.31	829,316	83.28	751,502	81.54

Other loans
Consumer loans
Auto	15,480	1.42	14,712	1.43	14,856	1.50	15,572	1.57	15,203	1.65
Boat/RV	123,621	11.35	94,761	9.21	79,419	8.01	76,416	7.68	83,557	9.07
Other	6,171	0.56	5,184	0.51	5,766	0.58	6,598	0.66	6,760	0.73
Total consumer other	145,272	13.33	114,657	11.15	100,041	10.09	98,586	9.91	105,520	11.45
Commercial and industrial	123,043	11.29	88,474	8.60	75,402	7.60	67,773	6.81	64,628	7.01
Total other loans	268,315	24.62	203,131	19.75	175,443	17.69	166,359	16.72	170,148	18.46

Total loans receivable, gross	1,089,386	100.00%	1,028,528	100.00%	992,095	100.00%	995,675	100.00%	921,650	100.00%

Undisbursed loans in process	(7,432)		(9,285)		(13,346)		(7,418)		(5,352)
Unamortized deferred loan costs, net	4,882		3,583		2,517		2,432		2,418
Allowance for loan losses	(12,641)		(13,168)		(13,412)		(16,038)		(16,815)
Total loans receivable, net	$1,074,195		$1,009,658		$967,854		$974,651		$901,901

(1) Includes loans held for sale of $6.0 million.

(2) Includes loans held for sale of $6.1 million.

(3) Includes loans held for sale of $1.9 million.

(4) Includes loans held for sale of $5.1 million.

(5) Includes loans held for sale of $1.4 million.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-Rate Loans
Real estate
Commercial	$72,263	6.63%	$85,230	8.29%	$88,031	8.87%	$118,828	11.93%	$114,615	12.44%
Commercial construction and development	4,732	0.43	3,941	0.38	2,833	0.29	3,673	0.37	2,518	0.27
Consumer closed end first mortgage	381,372 (1)	35.01	392,441 (2)	38.16	398,541 (3)	40.17	387,353 (4)	38.90	272,988 (5)	29.62
Consumer open end and junior liens	17,106	1.57	19,479	1.89	22,990	2.32	27,832	2.80	36,661	3.97
Total real estate loans	475,473	43.64	501,091	48.72	512,395	51.65	537,686	54.00	426,782	46.30

Consumer	143,171	13.14	112,295	10.92	97,422	9.82	95,448	9.59	103,356	11.22
Commercial and industrial	61,702	5.66	43,378	4.22	32,369	3.26	30,321	3.04	24,195	2.63
Total fixed-rate loans	680,346	62.44	656,764	63.86	642,186	64.73	663,455	66.63	554,333	60.15

Adjustable-Rate Loans
Real estate
Commercial	164,632	15.12	112,789	10.97	112,786	11.37	84,785	8.52	82,775	8.98
Commercial construction and development	11,012	1.02	29,161	2.83	10,488	1.06	13,789	1.38	18,313	1.99
Consumer closed end first mortgage	116,070	10.65	130,762	12.71	134,619	13.57	146,174	14.68	178,129	19.33
Consumer open end and junior liens	53,884	4.95	51,594	5.02	46,364	4.67	46,882	4.71	45,503	4.94
Total real estate loans	345,598	31.74	324,306	31.53	304,257	30.67	291,630	29.29	324,720	35.24

Consumer	2,101	0.19	2,362	0.23	2,619	0.26	3,138	0.32	2,164	0.23
Commercial and industrial	61,341	5.63	45,096	4.38	43,033	4.34	37,452	3.76	40,433	4.38
Total adjustable-rate loans	409,040	37.56	371,764	36.14	349,909	35.27	332,220	33.37	367,317	39.85

Total loans receivable, gross	1,089,386	100.00%	1,028,528	100.00%	992,095	100.00%	995,675	100.00%	921,650	100.00%

Undisbursed loans in process	(7,432)		(9,285)		(13,346)		(7,418)		(5,352)
Unamortized deferred loan costs, net	4,882		3,583		2,517		2,432		2,418
Allowance for loan losses	(12,641)		(13,168)		(13,412)		(16,038)		(16,815)
Total loans receivable, net	$1,074,195		$1,009,658		$967,854		$974,651		$901,901

(1) Includes loans held for sale of $6.0 million.

(2) Includes loans held for sale of $6.1 million.

(3) Includes loans held for sale of $1.9 million.

(4) Includes loans held for sale of $5.1 million.

(5) Includes loans held for sale of $1.4 million.

The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2015. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The total amount of loans due after December 31, 2016 that have predetermined interest rates is $645.2 million, and the total amount of loans due after such date which have floating or adjustable interest rates is $342.8 million. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Consumer Closed End First Mortgage(1)		Consumer Open End and Junior Liens		Commercial		Construction and Development		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During Years Ending December 31,
2016(2)	$4,991	4.00%	$713	5.90%	$29,434	4.77%	$7,718	4.08%	$2,774	7.24%	$49,783	3.92%	$95,413	4.31%
2017	1,092	4.54	610	6.56	15,677	4.79	2,658	3.56	2,550	6.61	3,847	4.75	26,434	4.87
2018	2,467	4.37	453	6.40	18,005	4.65	766	4.47	4,823	5.74	14,592	3.41	41,106	4.34
2019 and 2020	11,161	4.07	2,386	6.09	20,734	4.70	1,711	3.52	18,305	5.42	29,765	3.89	84,062	4.50
2021 and 2022	19,862	3.43	3,666	5.76	8,047	4.79	357	5.75	11,206	6.76	11,532	4.47	54,670	4.70
2023 to 2037	304,863	3.65	63,162	4.13	126,042	4.45	2,534	4.79	105,614	6.14	13,011	4.67	615,226	4.32
2038 and following	147,015	4.13	-	-	18,956	3.71	-	-	-	-	513	5.84	166,484	4.09
Total	$491,451	3.80%	$70,990	4.33%	$236,895	4.50%	$15,744	4.10%	$145,272	6.11%	$123,043	3.99%	$1,083,395	4.33%

(1) Does not include mortgage loans held for sale.

(2) Includes demand loans, loans having no stated maturity and overdraft loans.

Consumer Closed End First Mortgages. We originate loans secured by first mortgages on owner-occupied, one- to four-family residences in our market areas for purchase, refinance, home equity and construction purposes. At December 31, 2015, these loans totaled $497.4 million, or 45.7% of our gross loan portfolio.

We generally underwrite and document our one- to four-family loans based on the loan applicant’s employment and credit history and the appraised value of the subject property, consistent with secondary market standards or other prudent underwriting guidelines. For loans with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance to reduce our exposure to below 80%. Properties securing our one- to four-family loans are appraised or evaluated consistent with regulatory requirements and prudent lending principles. Origination and servicing practices include perfection of our lien position and appropriate monitoring of insurance and tax payments.

We generally underwrite and document our one- to four-family first lien position home equity loans based on the loan applicant's employment, credit history and the appraised value of the subject property, consistent with prudent underwriting guidelines.  Nearly all first lien home equity loans have a loan-to-value maximum of 80% of value at origination.  Exceptions would be limited to work-out loan circumstances.  Properties securing our one- to four-family loans are appraised or evalutated consistent with regulatory requirements and prudent lending principles.

We originate consumer first mortgage one- to four-family loans on either a fixed- or adjustable-rate basis, and generally maintain a tax or insurance escrow account for these loans. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with the secondary market and other local financial institutions and are consistent with our internal needs. Adjustable-rate mortgage or ARM loans are offered with initial fixed rate terms between one and 10 years. After the initial period, the interest rate for each ARM loan adjusts annually for the remainder of the term of the loan using a margin over the standard one-year treasury index. During fiscal 2015, we originated $11.4 million of one- to four-family ARM loans and $204.4 million of one- to four-family fixed-rate mortgage loans. By way of comparison, during fiscal 2014, we originated $18.2 million of one- to four-family ARM loans and $114.2 million of one- to four-family fixed-rate mortgage loans.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years and are generally fully amortizing, with payments due monthly. A majority of loans with fixed-rate maturities in excess of 15 years are sold on the secondary market. Some loans are retained if their terms meet current portfolio needs consistent with balance sheet objectives. These retained loans normally remain outstanding, however, for a substantially shorter period of time because of home sales, refinancing and other prepayments. A significant change in interest rates could alter considerably the average life of a residential loan in our portfolio. Our one- to four-family loans are generally not assumable, do not contain prepayment penalties and do not permit negative amortization of principal. Most are written using underwriting guidelines that make them readily saleable in the secondary market. At December 31, 2015, our fixed-rate one- to four-family mortgage loan portfolio totaled $381.4 million, or 35.0% of our gross loan portfolio.

Our one- to four-family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years, with payments due monthly. Our ARM loans generally provide for specific minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment on the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds. In order to remain competitive in our market areas, we sometimes originate ARM loans at initial rates below the fully indexed rate. ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s required payments increase, which may increase the potential for default. Our payment history for ARM loans has not been substantially different from fixed rate loans. See “Asset Quality - Non-performing Assets” and “Classified Assets.” At December 31, 2015, our one- to four-family ARM loan portfolio totaled $116.1 million, or 10.7% of our gross loan portfolio.

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

Consumer Open End and Junior Liens. At December 31, 2015, our consumer loans on residential properties, including home equity lines of credit and subordinate home improvement loans, totaled $71.0 million, or 6.5% of our gross loan portfolio. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. The term to maturity on our home equity and home improvement loans may be up to 15 years. Most home equity lines of credit have a maximum term to maturity of 20 years and require a minimum monthly payment based on the outstanding loan balance per month, which amount may be re-borrowed at any time. A limited number of home equity lines of credit are approved with monthly payments of accrued interest only. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

Commercial Real Estate Lending. We offer a variety of commercial real estate (CRE) loans for acquisition and renovation. These loans are secured by the real estate and improvements financed, and the collateral ranges from industrial and commercial buildings to churches, office buildings and multi-family housing complexes. We also have a limited amount of farm loans. At December 31, 2015, commercial real estate loans, including multi-family, totaled $236.9 million, or 21.8% of our gross loan portfolio.

Our loans secured by commercial real estate are originated with either a fixed or adjustable interest rate. The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower. Loan-to-value ratios on our commercial real estate loans typically do not exceed 80% of the appraised value, as of origination, of the property securing the loan. These loans typically require monthly payments, may not be fully amortizing and generally have maximum amortizations of 20 years. Loans with amortizations over 20 years require and loan-to-value ratio of 75% or less.

Loans secured by commercial real estate are underwritten based on the income-producing potential of the property and the financial strength of the borrower. For income-producing properties, net operating income must be sufficient to cover the payments related to the outstanding debt. Owner-occupied CRE loans are underwritten based on the borrower’s ability to generate cash flow sufficient to repay the loan. We may require personal guarantees of the borrowers in addition to the real estate as collateral for such loans. We also generally require an assignment of rents or leases in order to be assured that the cash flow from the real estate can be used to repay the debt. Appraisals on properties securing commercial real estate loans are performed by qualified independent appraisers approved by MutualBank’s Board of Directors, consistent with regulatory requirements. See “Loan Originations, Purchases, Sales and Repayments” in this Item 1. In order to monitor the adequacy of cash flows on CRE loans, the borrower is required to provide periodic financial information for loans in excess of $250,000.

Loans secured by commercial real estate are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Commercial real estate loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial real estate are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “Asset Quality - Non-performing Assets” in this Item 1.

Construction and Development Lending. MutualBank makes a variety of commercial loans for the purpose of construction or development of commercial real estate.

Existing residential development loans are typically provided on property located within our market areas and are granted to developers and builders with previous borrowing experience with MutualBank. Financing of a development may include funding of land acquisition and development costs for lots as well as individual construction loans for speculative or pre-sold homes. New activity in residential development and construction lending has been limited by economic conditions for the past several years. We also provide construction-permanent financing for owner-occupied commercial properties for our business customers in our market areas as well as some income-producing property to established borrowers. We have a limited number of commercial real estate development loans. At December 31, 2015, we had $15.7 million in construction and development loans outstanding, representing 1.5% of our gross loan portfolio.

Loans financing land development may include funding the acquisition of the land, the infrastructure and lot sales. Development loans are secured by real estate and repaid through proceeds from the sale of lots. The maximum loan amount should not exceed 75% of the appraised value and projected lot sales should show full payout within 24-36 months of each phase being financed. Where the development loan is to be repaid through lot sales to third parties, the loan should be paid in full when no more than 80% of the lots in the phase or development are sold. Release payments should not be less than 85% of the net sales proceeds, or 125% of the original committed amount per lot, whichever is greater.

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

Because of the uncertainties inherent in estimating construction and development costs and the market for the project upon completion, there is risk inherent in the accuracy of estimated total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. These loans also involve many of the same risks discussed above regarding commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. Economic conditions in our market areas over the past few years could cause borrowers to be unable to repay development loans due to reduced ability to market the properties consistent with original pro-forma estimates. However, we have seen stabilization in our markets which is reflected in the continued decrease in non-performing assets.

Other Consumer Lending. Consumer loans, other than those secured by real estate, generally have shorter terms to maturity and carry higher rates of interest than residential mortgage loans. This reduces our exposure to interest rate risk on these loans. In addition, consumer loan products help to expand and create stronger ties to our customer base by increasing the number of customer relationships and providing cross-marketing opportunities. We offer a variety of secured consumer loans, including auto, boat and recreational vehicle loans, and loans secured by savings deposits. We also offer credit cards and unsecured consumer loans. We originate consumer loans both in our market area through our financial centers and throughout Indiana as well as making consumer loans to customers residing in contiguous states through our indirect lending program. We employ credit scoring models for these types of consumer loan applications. These models evaluate credit and application attributes, with a review of the borrower’s employment and credit history and an assessment of the borrower’s ability to repay the loan. Consumer loans may entail greater risk than one- to four-family residential mortgage loans, especially consumer loans secured by rapidly depreciable assets, such as automobiles, boats and recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by economic downturn, job loss, divorce, illness or personal bankruptcy. At December 31, 2015, our consumer loan portfolio totaled $145.3 million, or 13.3% of our gross loan portfolio.

At December 31, 2015, auto loans totaled $15.5 million, or 1.4% of our gross loan portfolio. Auto loans may be written for up to six years and usually have a fixed rate of interest. Loan-to-value ratios are up to 100% of the MSRP or 120% of invoice for new autos and 110% of value on used cars, based on valuation from official used car guides. Loans for boats and recreational vehicles totaled $123.6 million at December 31, 2015, or 11.4% of our gross loan portfolio. Approximately $118.8 million of other consumer loans at December 31, 2015 had been originated indirectly through dealers and retailers. We generally buy indirect auto, boat and recreational vehicle loans on a rate basis, paying the dealer a cash payment for loans with an interest rate in excess of the rate we require. This premium is amortized over the remaining life of the loan. As specified in written agreements with these dealers, prepayments or delinquencies are charged to future amounts owed to that dealer, with no dealer reserve or other guarantee of payment if the dealer stops doing business with us.

Commercial Business Lending. At December 31, 2015, commercial business loans totaled $123 million, or 11.3% of our gross loan portfolio. Most of our commercial business loans have been extended to finance businesses in our market area. Credit accommodations extended include lines of credit for working capital needs, term loans to purchase capital goods and real estate, development lending to foster residential, business and community growth and agricultural lending for inventory and equipment financing.

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

Loan Originations, Purchases, Sales and Repayments. We originate loans through referrals from real estate brokers and builders, our marketing efforts, our existing and walk-in customers, and through our subsidiary, Summit Mortgage, Inc. Historically, we have originated many of our non-real estate consumer loans through relationships with dealerships. While we originate adjustable-rate and fixed-rate loans, our ability to originate loans depends upon customer demand for loans in our market areas. Demand is affected by local competition and the interest rate environment. During the last several years, due to low market rates of interest, our dollar volume of fixed-rate, one- to four-family loans has exceeded the dollar volume of the same type of adjustable-rate loans. As part of our interest rate risk management efforts, we typically sell our fixed rate, one- to four-family residential loans, with terms exceeding 15 years, on the secondary market. We have occasionally purchased adjustable rate one- to four-family residential and commercial real estate loans.

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

During the year ended December 31, 2015, we sold $145.4 million of one- to four-family mortgage loans on the secondary market to FHLMC, Federal Home Loan Bank of Indianapolis (“FHLBI”) and other investors. As part of our interest rate risk management, the Company chose to sell these loans and recognized a gain on sale of $4.2 million.

The following table shows our loan origination, purchase, sale and repayment activities for the years indicated.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Originations by type
Adjustable rate
Real estate
Commercial	$28,565	$19,047	$13,980
Commercial construction and development	1,505	798	-
Consumer closed end first mortgage	11,372	18,222	15,876
Consumer open end and junior liens	15,512	14,556	11,861
Non-real-estate
Consumer	1,047	40	271
Commercial and industrial	5,767	2,719	3,602
Total adjustable-rate	63,768	55,382	45,590
Fixed Rate
Real estate
Commercial	3,201	9,998	8,454
Commercial construction and development	1,000	697	931
Consumer closed end first mortgage	204,393	114,212	140,863
Consumer open end and junior liens	3,891	2,884	4,023
Non-real-estate
Consumer	67,117	49,062	36,091
Commercial and industrial	26,870	15,985	6,677
Total fixed-rate	306,472	192,838	197,039
Total loans originated	370,240	248,220	242,629

Purchases
Real estate
Consumer closed end first mortgage	144	1,653	-
Total loans purchased	144	1,653	-

Total additions	370,384	249,873	242,629

Sales and Repayments
Sales
Real estate
Consumer closed end first mortgage	145,437	62,765	70,541
Total loans sold	145,437	62,765	70,541

Principal repayments	162,342	146,368	177,426

Total reductions	307,779	209,133	247,967

Increase (decrease) in other items, net	2,081	(3,188)	1,758

Net increase (decrease)	$64,686	$37,552	$(3,580)

Asset Quality

Collection Procedures. When a borrower fails to make a payment on a mortgage loan on or before the default date, a late charge and delinquency notice is mailed. All delinquent accounts are reviewed by a loss mitigation counselor, who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due. If the loan becomes 30 days delinquent, the loss mitigation counselor will generally contact the borrower by phone or send a letter to the borrower in order to identify the reason for the delinquency. Once the loan becomes 60 days delinquent, the borrower is asked to pay the delinquent amount in full, or establish an acceptable repayment plan to bring the loan current. Prior to foreclosure, a drive-by inspection is made to determine the condition of the property. If the account becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, a collection officer will generally refer the account to legal counsel, with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. During this 30-day period, the loss mitigation counselor may accept a repayment plan from the borrower that would bring the account current prior to foreclosure.

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

Delinquent Loans. The following table sets forth, as of December 31, 2015, the amounts and categories of delinquent loans that were still accruing interest.

	Accruing Loans Delinquent For
	30 to 59 Days	60 to 89 Days
	(Dollars in thousands)
Real estate
Commercial	$922	$20
Commercial construction and development	-	-
Consumer closed end first mortgage	6,921	1,143
Consumer open end and junior liens	296	171
Consumer loans	1,303	116
Commercial and industrial	192	383
Total	$9,634	$1,833
Total as a percent of total loans	0.9%	0.2%

Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated. Generally, loans are placed on non-accrual status when the loan becomes more than 90 days delinquent or sooner when collection of interest becomes doubtful. At December 31, 2015, we had troubled debt restructurings totaling $6.2 million, $2.1 million of which were included in non-accruing loans. Troubled debt restructurings involve forgiving a portion of interest or principal or making other adjustments to assist a borrower who is unable to meet the original terms of the loan. These restructurings are included in non-accruing loans until they perform according to the modified terms for six months. Then, if continued payments under the modified terms are deemed probable, and it is anticipated all principal will be recovered, they are removed from non-accrual status. Foreclosed assets include assets acquired in settlement of loans.

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Non-accruing loans(1):
Real estate:
Commercial real estate	$2,356	$2,023	$1,349	$2,450	$7,592
Commercial construction and development	-	209	1,103	5,989	9,314
Consumer closed end first mortgage	3,592	3,499	4,057	11,030	10,433
Consumer open end and junior liens	783	658	421	1,396	1,087
Total real estate loans	6,731	6,389	6,930	20,865	28,426

Other loans:
Consumer	148	218	361	1,230	1,125
Commercial and industrial	25	605	1,109	1,315	1,160
Total other loans	173	823	1,470	2,545	2,285
Total non-accruing loans	6,904	7,212	8,400	23,410	30,711

Accruing loans delinquent 90 days or more:
Real estate:
Consumer closed end first mortgage	267	226	175	177	1,127
Consumer open end and junior liens	-	-	13	96	-
Total	267	226	188	273	1,127

Total nonperforming loans	7,171	7,438	8,588	23,683	31,838

Foreclosed assets:
Real estate:
Commercial real estate	62	1,366	2,477	1,138	2,003
Construction and development	974	34	1,699	50	97
Consumer closed end first mortgage	906	1,429	3,974	5,757	4,426
Other loans:
Consumer	513	476	283	755	849
Commercial business	-	-	-	-	17
Total foreclosed assets	2,455	3,305	8,433	7,700	7,392

Total non-performing assets	$9,626	$10,743	$17,021	$31,383	$39,230
Total as a percentage of total assets	0.65%	0.75%	1.22%	2.21%	2.75%

(1) Includes non-performing troubled debt restructurings.

For the year ended December 31, 2015, gross interest income that would have been recorded had these non-accruing loans been current in accordance with their original terms amounted to $363,000. The amount included in interest income on these loans for the year ended December 31, 2015, was $183,000.

See Item 7 –“ Management’s Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition at December 31, 2015 Compared to December 31, 2014 - Delinquencies and Non-performing Assets” for more information on our nonperforming assets.

Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 2015, there was an aggregate of $4.9 million of loans with respect to which known information about the possible credit problems of the borrowers has caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the non-performing asset categories. These loans have been considered in management’s determination of the adequacy of our allowance for loan losses. Management reviews each of these relationships at least quarterly to determine if further downgrades and specific loan loss allocations are prudent. This amount includes nine commercial real estate loans totaling $4.3 million, two construction and development loans totaling $594,000, and one commercial business loan totaling $13,000.

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

In connection with the filing of the Bank’s periodic reports with the FDIC and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review, at December 31, 2015, we had classified $17.4 million of the Bank’s assets as substandard or doubtful; $2.5 million in other real estate owned and repossessed assets, $14.9 million in substandard loans. The total amount classified represented 12.6% of our stockholders’ equity and 1.2% of our assets at December 31, 2015, compared to 20.6% and 1.8%, respectively, at December 31, 2014.

Provision for Loan Losses. We recorded a provision for loan losses during the year ended December 31, 2015 of $125,000, compared to $850,000 for the year ended December 31, 2014 and $1.3 million for the year ended December 31, 2013. The provision for loan losses continued to decrease in 2015 due to decreases in our non-performing and troubled loans, which warranted a decrease in our allowance for loan losses. Net charge-offs decreased to $652,000 in 2015 compared to $1.1 million in 2014. The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Allowance for Loan Losses.”

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

The allowance for loan losses is based on estimates of losses inherent in the loan portfolio. Actual losses can vary significantly from the estimated amounts. Our methodology, as described, permits adjustments to any loss factor used in the computation of the general allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the probable incurred losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. Although the economy is stabilizing in the communities we serve and unemployment rates have improved compared to recent years, management has concluded that our allowance for loan losses should be greater than historical loss experience and specifically identified losses might otherwise indicate. This is while we continue to wait for the market to fully recover and partially due to the increase in higher risk loans like consumer and commercial, as a percentage of total loans.

At December 31, 2015, our allowance for loan losses was $12.6 million, or 1.2% of the total loan portfolio, and approximately 176.3% of total non-performing loans. Our allowance for loan losses balance decreased 4.0% from December 31, 2014. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that are susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.

The following table sets forth an analysis of our allowance for loan losses.

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$13,168	$13,412	$16,038	$16,815	$16,372

Charge-offs:
Commercial	104	289	2,713	4,493	8,260
Mortgage	643	572	886	1,901	3,432
Consumer	640	1,021	940	1,608	2,126
Total charge-offs	1,387	1,882	4,539	8,002	13,818

Recoveries:
Commercial	498	499	69	586	146
Mortgage	34	31	273	239	274
Consumer	203	258	271	375	741
Total recoveries	735	788	613	1,200	1,161

Net charge-offs	652	1,094	3,926	6,802	12,657
Provisions charged to operations	125	850	1,300	6,025	13,100
Balance at end of period	$12,641	$13,168	$13,412	$16,038	$16,815

Ratio of net charge-offs during the period to average loans outstanding during the period	0.06%	0.11%	0.40%	0.71%	1.31%

Allowance as a percentage of non-performing loans	176.28%	177.04%	156.15%	67.72%	52.81%

Allowance as a percentage of total loans (end of period)	1.17%	1.30%	1.37%	1.63%	1.83%

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

Although the Bank has not had a trading portfolio in recent history, we are permitted by the Board of Directors to have a trading portfolio of up to $5.0 million and to trade up to $2.0 million in these securities at any one time. At December 31, 2015, however, we did not have a trading portfolio. See Note 4 of the Notes to Consolidated Financial Statements contained in Item 8.

A majority of MutualBank’s investment portfolio is under the management of its wholly owned subsidiary, Mutual Federal Investment Company. Mutual Federal Investment Company, a Nevada corporation, holds, services, manages and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to Mutual Federal Investment Company. Mutual Federal Investment Company’s investment policy, for the most part, mirrors that of the Bank. Mutual Federal Investment Company has hired a third party investment advisor to manage its securities portfolio, subject to the oversight of their Board of Directors. At December 31, 2015, MutualBank had $261.1 million in consolidated investment securities. The portfolio is comprised of available for sale securities. At that date, Mutual Federal Investment Company managed $242.5 million of the total available for sale portfolio.

The following table sets forth the composition of our investment and mortgage-related securities portfolio and our other investments at the dates indicated. As of December 31, 2015, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government, its agencies or government sponsored entities.

	December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
Mortgage-backed securities	$106,524	$107,838	$110,452	$113,290	$104,006	$103,517
Collateralized mortgage obligations	84,976	84,652	97,325	97,759	108,305	107,578
Federal agencies	-	-	-	-	5,005	4,774
Municipal obligations	54,427	57,188	27,250	29,256	27,357	27,338
Corporate obligations	12,805	11,460	21,763	20,501	24,648	21,141
Total securities available for sale	258,732	261,138	256,790	260,806	269,321	264,348

Investment in limited partnerships	427	N/A	1,582	N/A	2,092	N/A
Federal Home Loan Bank stock	10,482	N/A	11,964	N/A	14,391	N/A
Total investments	$269,641	$261,138	$270,336	$260,806	$285,804	$264,348

The following table indicates, as of December 31, 2015, the composition and contractual maturities of our investment securities, excluding Federal Home Loan Bank (“FHLB”) stock.

	Due In
	Less Than 1 year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Amortized	Amortized	Amortized	Amortized	Amortized	Fair
	Cost	Cost	Cost	Cost	Cost	Value
	(Dollars in thousands)
Available for sale:
Mortgage-backed securities	$-	$77	$11,600	$94,847	$106,524	$107,838
Collateralized mortgage obligations	-	-	-	84,976	84,976	84,652
Municipal obligations	-	1,003	1,489	51,935	54,427	57,188
Corporate obligations	-	9,000	-	3,805	12,805	11,460
	$-	$10,080	$13,089	$235,563	$258,732	$261,138

Weighted average yield	-%	1.83%	3.53%	2.71%	2.72%

MutualBank routinely conducts reviews to identify and evaluate each investment security to determine if any other-than-temporary impairment (“OTTI”) has occurred. During the years ended December 31, 2015, 2014 and 2013 we did not recognize any OTTI on our investments. No securities in the portfolio were non-performing as of December 31, 2015. The remaining two trust preferred securities were priced using a discounted cash flow analysis as of December 31, 2015.

Pooled Trust Preferred Securities. The Company has invested in pooled trust preferred securities. At December 31, 2015, the current par balance of our pooled trust preferred securities was $3.8 million. The original par value of these securities was $4.0 million prior to the OTTI write-downs in 2011 and earlier, based on valuations by a third party. OTTI taken on trust preferred securities prior to 2015 was the result of deterioration in the performance of the underlying collateral. The deterioration was the result of increased defaults and deferrals of dividend payments in the current year, creating credit impairment along with weakening financial performance of performing collateral, increasing the risk of future deferrals of dividends and defaults. No additional OTTI was determined in 2015. All pooled trust preferred securities owned by the Bank are exempt from the Volcker Rule.

The following table provides additional information related to the Bank’s investment in trust preferred securities as of December 31, 2015.

Deal Name	Class	Original Par	Book Value	Fair Value	Unrealized Loss	Realized Losses 2015	Lowest Ratings	Number of Banks / Insurance Cos. Currently Performing	Total Number of Banks and Insurance Cos. In Issuance (Unique)	Actual Deferrals/ Defaults (as a % of original collateral)	Total Projected Defaults (as a % of performing collateral) (1)	Excess subordination (after taking into account best estimate of future deferrals/ defaults) (2)
	(Dollars in Thousands)
Alesco Preferred Funding IX	A2A	$1,000	$914	$548	$(366)	$-	CCC-	43	50	6.75%	10.68%	54.87%
U.S. Capital Funding I	B1	3,000	2,891	1,986	(905)	-	Caa1	29	33	7.95%	6.45%	11.81%
		$4,000	$3,805	$2,534	$(1,271)	$-

(1)	A 10% recovery is applied to all projected defaults by depository institutions. A 15% recovery is applied to all projected defaults by insurance companies. No recovery is applied to current defaults.
(2)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

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

Deposits. We offer deposit accounts to consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market areas as well as online through our internet banking product. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. Occasionally we will accept brokered deposits from a broker but only if no fee is paid. At December 31, 2015, our brokered deposits totaled $31.5 million, or 2.9% of total deposits, with an average interest rate of 1.58% and a 2.0 year weighted-average maturity.

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

The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2015, we were in compliance with these reserve requirements.

The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered at the dates indicated.

	December 31,
	2015		2014		2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transactions and savings deposits:
Noninterest bearing accounts	$179,542	16.45%	$154,178	14.28%	$144,195	12.95%
Savings accounts	131,578	12.06	124,051	11.49	119,380	10.73
Interest-bearing NOW and demand accounts	267,089	24.47	253,042	23.44	262,114	23.55
Money market accounts	162,551	14.89	146,847	13.61	115,600	10.39
Total non-certificates	740,760	67.87	678,118	62.82	641,289	51.19

Certificates:
0.00 -1.99%	305,517	27.99	331,742	30.74	346,430	31.12
2.00 -3.99%	45,052	4.13	69,406	6.43	119,678	10.75
4.00 -5.99%	53	0.01	54	0.01	5,687	0.51
Total certificates	350,622	32.13	401,202	37.18	471,795	48.81
Total deposits	$1,091,382	100.00%	$1,079,320	100.00%	$1,113,084	100.00%

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2015.

	0.00 - 1.99%	2.00 - 3.99%	4.00 - 5.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2016	$33,518	$3,145	$-	$36,663	10.45%
June 30, 2016	46,538	3,306	-	49,844	14.22
September 30, 2016	19,749	3,633	50	23,432	6.68
December 31, 2016	33,273	264	-	33,537	9.57
March 31, 2017	16,276	286	-	16,562	4.72
June 30, 2017	16,397	2,954	3	19,354	5.52
September 30, 2017	18,955	3,635	-	22,590	6.44
December 31, 2017	15,643	1,886	-	17,529	5.00
March 31, 2018	3,721	599	-	4,320	1.23
June 30, 2018	11,162	196	-	11,358	3.24
September 30, 2018	15,724	163	-	15,887	4.53
December 31, 2018	6,458	-	-	6,458	1.84
Thereafter	68,103	24,985	-	93,088	26.56
Total	$305,517	$45,052	$53	$350,622	100.00%

Percent of total	$87.14%	12.85%	0.01%	100.00%

The following table indicates, as of December 31, 2015, the amount of our certificates of deposit and other deposits by time remaining until maturity.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates of deposit less than $100,000	$23,605	$29,083	$35,374	$114,862	$202,924
Certificates of deposit of $100,000 or more	10,445	20,048	20,031	85,322	135,846
Public Funds (1)	2,613	713	1,564	6,962	11,852
Total Certificates of deposit	$36,663	$49,844	$56,969	$207,146	$350,622

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

We may obtain advances from the FHLB of Indianapolis upon the pledging of certain collateral. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2015 we had $225.6 million in FHLB advances outstanding. Based on current collateral levels, we could borrow an additional $66.4 million from the FHLB at prevailing interest rates. In order to have access to FHLB advances, we are required to own stock in the FHLB of Indianapolis. At December 31, 2015, we had $10.5 million in that stock.

In 2013, the Company borrowed $7.6 million from First Tennessee Bank, N.A. to refinance existing long-term debt. The loan was originated at a variable rate of LIBOR plus 2.80%; however the Company entered into an interest rate swap that fixed the rate of the note at 3.92%. The balance of the loan at December 31, 2015 was $5.3 million and matures in December 2017.

We also are authorized to borrow from the Federal Reserve Bank of Chicago’s “discount window.” We have never borrowed from the Federal Reserve Bank and currently do not have any assets pledged to them for borrowing.

The Bank also has two fed fund lines totaling $15 million. There was no outstanding balance on either of these lines as of December 31, 2015.

The Company acquired $5.0 million of issuer trust preferred securities in the 2008 acquisition of another financial institution. The net balance of these securities as of December 31, 2015 was $4.1 million due to the purchase accounting adjustment made at the time of the acquisition. The securities bore a fixed rate of interest of 6.22% for the first five years, resetting quarterly thereafter at the prevailing three-month LIBOR rate plus 170 basis points. The Company has had the right to redeem the trust preferred securities, in whole or in part, without penalty, since September 15, 2010. These securities mature on September 15, 2035.

The following table sets forth, for the years indicated, the maximum month-end balance and average balance of FHLB advances and other borrowings.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Maximum Balance:
FHLB advances	$225,617	$192,442	$142,928
Other borrowings	10,181	11,830	12,589

Average Balance:
FHLB advances	$198,854	$164,398	$95,654
Other borrowings	9,875	11,509	12,268

The following table sets forth certain information as to our borrowings at the dates indicated.

	December 31,
	2015	2014	2013
	(Dollars in thousands)
FHLB advances	$225,617	$192,442	$142,928
Other borrowings	9,458	10,174	10,890
Total borrowings	$235,075	$202,616	$153,818

Weighted average interest rate of FHLB advances	1.52%	1.36%	1.25%
Weighted average interest rate of other borrowings(1)	3.17%	4.41%	4.38%

(1) Our other borrowings include a term loan and a subordinated debt as of December 31, 2015.

Trust and Financial Services

MutualWealth and MutualFinancial Advisors are the wealth management and brokerage divisions of the Bank that provide a variety of fee-based financial services, including trust, investment, insurance, broker advisory, retirement plan and private banking services, in our market areas. Trust services are provided to both individual and corporate customers, including personal trust and agency accounts, employee benefit plans and corporate bond trustee accounts. These activities provide a significant source of fee income to the Company and in 2015 constituted 26.9% of the Company’s non-interest income.

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

At December 31, 2015, MutualBank had an active investment subsidiary, Mutual Federal Investment Company, which is a Nevada corporation that holds and manages a portion of MutualBank’s investment portfolio. As of December 31, 2015, the market value of securities managed was $242.5 million. Mutual Federal Investment Company has one active subsidiary, Mutual Federal REIT, Inc., which is a Maryland corporation holding approximately $50.2 million in consumer closed end first mortgage loans.

The Bank had one other active subsidiary as of December 31, 2015. Summit Service Corporation which controls the 100% wholly owned active subsidiary, Summit Mortgage, Inc., which is an Indiana corporation that originates and sells consumer closed end first mortgage loans. As of December 31, 2015, Summit Mortgage had $3.4 million in loans held for sale.

Employees

At December 31, 2015, we had a total of 391 full-time and 54 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

How We Are Regulated

MutualBank is an Indiana commercial bank subject to regulation by the IDFI and the FDIC, and the Company is a bank holding company subject to FRB regulation. The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which has authority to promulgate regulations intended to protect consumers with respect to financial products and services, including those provided by the Bank, and to restrict unfair, deceptive or abusive conduct by providers of consumer financial products and services. The FDIC regulates the Bank under these regulations. As a public company, the Company is subject to the regulation and reporting requirements of the SEC.

Set forth below is a brief description of certain laws and regulations that apply to us. This description, as well as other descriptions of laws and regulations contained in this Form 10-K, is not complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress and the Indiana General Assembly that may affect our operations. In addition, the regulations governing the Company and the Bank may be amended from time to time by the IDFI, the FDIC, CFPB, FRB or the SEC, as appropriate. Any legislative or regulatory changes in the future, including those resulting from the Dodd-Frank Act, could adversely affect our operations and financial condition.

MutualFirst Financial. MutualFirst Financial is a bank holding company that has elected to be a treated as a bank holding company and is subject to regulatory oversight by the FRB. MutualFirst is required to register and file reports with the FRB and is subject to regulation and examination by the FRB, including regulations requiring that the Company serve as a source of financial and managerial strength for the Bank, particularly if the Bank is in financial distress. In addition, the FRB has enforcement authority over the Company and any of its non-bank subsidiaries. The Company’s direct activities and those of non-bank subsidiaries are subject to FRB regulation and must be closely related to banking, as determined by the FRB or be activities permissible for a bank holding company; generally securities and insurance. The Company must obtain FRB approval to acquire substantially all the assets of another bank or bank holding company or to merge with another bank holding company. In addition, the Company must obtain FRB authorization to control more than 5% of the shares of any other bank or bank holding company and may not own more than 5% of any other entity engaged in activities not permitted for the Company. The IDFI also has oversight authority over the Company including acquisitions of other Indiana banks or bank holding companies and transactions with the Bank. The FRB imposes consolidated capital requirements on the Company. See “- Regulatory Capital Requirements.”

MutualBank. As an Indiana commercial bank, MutualBank is subject to regulation, examination and supervision by the IDFI. Indiana law and the IDFI extensively regulates many aspects of the Bank’s operations including branching, dividends, interest and fees collected, anti-money laundering activities, confidentiality of customer information, credit card operations, corporate governance, mergers and purchase and assumption transactions, insurance activities, securities investments, real estate investments, trust operations, lending activities, subsidiary operations and required capital levels. Under Indiana law, Indiana banks may have parity authority with national banks.

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

The Bank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. The basic deposit insurance level is $250,000 per each separately insured depositor, as defined in FDIC regulations. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended December 31, 2015 were $897,000. Those premiums may increase due to strains on the FDIC deposit insurance fund resulting from the cost of bank failures. Also, if the Bank’s regulatory capital or supervisory ratings deteriorate, these deposit premiums may increase.

In accordance with the Dodd-Frank Act, the FDIC has issued regulations setting insurance premium assessments based on an institution's total assets minus its Tier 1 capital instead of its deposits. The Bank’s FDIC premiums are based on its assignment under one of four risk categories based on the Bank’s capital, supervisory ratings and other factors. Federal law requires that the reserve ratio of the FDIC deposit insurance fund be at least 1.35% by September 2020, and the FDIC has established a plan to meet that requirement.

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

New capital requirements set forth by the FRB and FDIC became effective at the beginning of 2015 (with some changes transitioned into full effectiveness over two to four years). The new capital regulations created a new required ratio for common equity Tier 1 (“CET1”) capital, increased the minimum leverage and Tier 1 capital ratios, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios, and changed what qualifies as capital for purposes of meeting the capital requirements.

The minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) except in the case of banking organizations that have elected to exclude AOCI from regulatory capital, as discussed below; and certain minority interests; all subject to applicable regulatory adjustments and deductions.

There are a number of changes in what constitutes regulatory capital, subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. Mortgage servicing and deferred tax assets over designated percentages of CET1 are deducted from capital. In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities. Because of our asset size, we had the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations. We made the decision to opt out.

The new requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These changes include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (set at 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The new capital conservation buffer requirement is phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets will be required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019.

The FDIC’s prompt corrective action standards changed when these new capital regulations became effective. Under the new standards, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5% (new), a ratio of Tier 1 capital to risk-weighted assets of 8% (increased from 6%), a ratio of total capital to risk-weighted assets of 10% (unchanged), and a leverage ratio of 5% (unchanged); and in order to be considered adequately capitalized, it must have the minimum capital ratios described above.

The FRB has established similar capital ratio requirements that apply to bank holding companies, including the Company, on a consolidated basis. To be considered well-capitalized a bank holding company must have, on a consolidated basis, at least a Tier 1 risk-based capital ratio of 8% and a total risk-based capital ratio of 10% and not be subject to a higher enforceable individualized capital requirement.

Limitations on Dividends and Other Capital Distributions. The Company’s major source of funds consists of dividends from the Bank. The ability of the Bank to pay dividends depends on its earnings and capital levels and may be limited by FDIC or IDFI regulations, directives or orders. In addition, under Indiana law, the Bank may pay dividends from undivided profits; however, in some circumstances it may be required to obtain IDFI approval of a dividend if the total dividends declared during the current year, including the proposed dividend, exceeds net income for the current year and retained net income for the prior two years, which excludes dividends paid during those years. The approval from IDFI is not required if the Bank meets exemption guidelines that mandate minimums for examination ratings and the Tier 1 leverage capital ratio, and the Bank is not subject to corrective action or supervisory order agreements. Since the Bank became regulated by the IDFI, it has been exempt from the pre-approval requirements but is still required to notify the IDFI of any proposed dividend. It is the Bank’s policy to maintain a strong capital position, so, in times of financial or economic distress, the Bank will be less likely to pay dividends to the Company.

The ability of the Company to pay dividends to its stockholders is dependent on the receipt of dividends from the Bank. Under Maryland law, the Company cannot pay cash dividends if it would render the Company unable to pay its debts or would be insolvent (unless they are paid from recent earnings).

The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, a bank holding company may be prohibited from paying any dividends if the holding company’s bank subsidiary is not adequately capitalized. The payment of dividends by a bank holding company can also be restricted under the capital conversation buffer requirements in the capital regulations.

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

Federal Taxation

General. We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to us. MutualFirst’s federal income tax returns have been closed without audit by the IRS through its year ended December 31, 2011. MutualFirst and MutualBank will file a consolidated federal income tax return for fiscal year 2015.

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

State Taxation

MutualBank is subject to Indiana’s financial institutions tax, which is imposed at a flat rate as of December 31, 2015, of 7.5% on “adjusted gross income” apportioned to Indiana. “Adjusted gross income,” for purposes of the financial institutions tax, begins with taxable income as defined by Section 63 of the Internal Revenue Code and incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications including only considering members of the combined group which have Indiana nexus. Indiana legislature has reduced the financial institutions tax from 8.5% to 6.5% in 0.5% increments over the next four years. The full change will be effective at the end of 2017.

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

Internet Website

We maintain a website with the address of www.bankwithmutual.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. This Annual Report on Form 10-K and our other reports, proxy statements and other information, including earnings press releases, filed with the SEC are available on that website through a link to the SEC’s website at “About Us - Investor Relations - SEC Filings.” For more information regarding access to these filings on our website, please contact our Corporate Secretary, MutualFirst Financial, Inc., 110 E. Charles Street, Muncie, Indiana, 47305-2400; telephone number (765) 747-2800.

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

The recent economic recession was severe in our primary market area of northern and east central Indiana, which is not a high growth market. If those local economic conditions do not continue to improve, our results of operations and financial condition could be impacted adversely as borrowers’ ability to repay loans declines and the value of the collateral securing loans decreases. A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

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

Substantially all of our loans are located in northern and east central Indiana, which was impacted by the recession more severely than the national average. Our primary market area, which consists of Allen, Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana and Berrien county in Michigan, has experienced limited population growth of 0.64% from 2000 through 2010. This data from the census bureau reflects population increases in our northern region market of 2.02% compared to the reduction in population of our central region of (3.04%). Unemployment levels in our market areas in Indiana have remained below the state level over the last two years and dropped below the federal level at the end of 2015. According to data published by the Bureau of Labor Statistics of the United States Department of Labor, the national unemployment rate for the United States at December 31, 2015 was 5.0% (seasonally adjusted) compared to an average rate of 4.5% (not seasonally adjusted) for our market areas in Indiana. See “Item 1 - Business - Market Area.”

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

Loans Secured by Residential Property. At December 31, 2015, $568.4 million, or 52.2% of our total loan portfolio, was secured by one- to four-family residential property, including loans held for sale and home equity loans and home equity lines of credit. This type of lending is generally sensitive to regional and local economic conditions that impact the ability of borrowers to meet their loan payment obligations. The decline in residential real estate values as a result of the downturn in the Indiana housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. In addition, borrowers seeking to sell their homes may find that they cannot sell their properties for an amount equal to or greater than the unpaid principal loan balance. Though the housing market in Indiana continued to experience some improvement in 2015, a return to declines in real estate sales and home values may result in higher than expected residential loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

Commercial Real Estate, Construction and Development and Commercial Business Loans. At December 31, 2015, $375.7 million of our total loan portfolio consisted of commercial real estate, construction and development and commercial business loans to small and mid-sized businesses, predominantly in our primary market area, which are the types of businesses that have a heightened vulnerability to local economic conditions. At December 31, 2015, our loan portfolio included $15.7 million of commercial construction and development loans, $236.9 million of commercial real estate loans and $123.0 million of commercial business loans compared to $33.1 million, $198.0 million and $88.5 million for construction and development, commercial real estate and business loans, respectively, at December 31, 2014. Although we have seen a stabilization in the portfolio in 2015 and a reduction in non-performing loans, a decline in property values and other market impacts could lead to an increase in non-performing loans. See “Item 1 - Business of MutualBank - Asset Quality - Non-Performing Assets.”

The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the borrowers’ business and the real estate securing the loans as collateral, which can be significantly affected by economic conditions. Any delinquent payments or the failure to repay these loans would hurt our earnings. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Several of our commercial borrowers have more than one commercial real estate or business loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to any one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, is typically longer than a one- to four-family residential property because there are fewer potential purchasers of the collateral. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Other Consumer Loans. At December 31, 2015, $145.3 million, or 13.3% of our total loan portfolio consisted of consumer loans, of which $15.5 million consisted of automobile loans, $123.6 million consisted of boat/RV loans and $6.2 million consisted of other consumers loans, including unsecured lines of credit. Generally, we consider these types of loans to involve a higher degree of risk compared to mortgage loans on one- to four-family, owner-occupied residential properties, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Although our indirect loans, which totaled $118.8 million at December 31, 2015, were underwritten by a third party using our guidelines, they were primarily originated to customers outside of our normal lending area which presents greater risks than other types of lending activities. As a result of this portfolio of consumer loans, it may become necessary to increase the level of our provision for loan losses, which could hurt our profits.

Adjustable Rate Loans. At December 31, 2015, $409.0 million, or 37.6% of our total loan portfolio consisted of adjustable rate loans. Borrowers with adjustable rate loans are exposed to increased monthly payments when the related interest rate adjusts upward under the terms of the loan to the rate computed in accordance with the applicable index and margin. Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable-rate loans, increasing the possibility of default. Borrowers seeking to avoid these increased monthly payments by refinancing their loans may no longer be able to find available replacement loans at comparably lower interest rates. In addition, declining real estate prices may prevent refinancing or a sale of the property, because borrowers have insufficient equity in the real estate. These events, alone or in combination, may contribute to higher delinquency rates and negatively impact our earnings.

If our allowance for loan losses is not sufficient to cover actual loan losses or our non-performing assets increase, our earnings will suffer. Increases in our provision for loan losses adversely impact our earnings and operations.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience and evaluate current economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance. Additions to our allowance decrease our net income. Our regulators periodically review our allowance for loan losses and may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their review. These increases in our allowance for loan losses or loan charge-offs may have a material adverse effect on our financial condition and results of operations. Our allowance for loan losses was 1.17% of gross loans and 176.28% of non-performing loans at December 31, 2015, compared to 1.30% of gross loans and 177.04% of non-performing loans at December 31, 2014 and 1.37% of gross loans and 156.15% of non-performing loans at December 31, 2013.

At December 31, 2015, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, non-accrual troubled debt restructurings and foreclosed real estate assets) totaled $9.6 million, which was a decrease of $1.1 million, or a 10.4% reduction in non-performing assets from December 31, 2014. This decrease reflects improved economic conditions within our market areas. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, we must write down the value of properties in our real estate owned (“REO”) portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs including taxes, insurance and maintenance related to our REO. Further, the resolution of non-performing assets requires the active involvement of management, potentially distracting them from the overall supervision of our operations and other income-producing activities.

During 2015, we recorded a provision for loan losses of $125,000 compared to $850,000 in 2014 and $1.3 million for 2013. We also recorded net loan charge-offs of $652,000 in 2015, compared to $1.1 million in 2014 and $3.9 million in 2013. During 2015, we experienced less loan delinquencies and credit losses than in 2014 and 2013, due to improved economic conditions. If declining trends in the housing, real estate and local business markets return, we would expect increased levels of delinquencies and credit losses to return, which would adversely impact our financial condition and results of operations.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2015, the fair value of our portfolio of available for sale securities totaled $261.1 million. Gross unrealized gains on these securities totaled $4.9 million, while gross unrealized losses on these securities totaled $2.5 million, resulting in a net unrealized gain of $2.4 million at December 31, 2015.

At December 31, 2015, our interest rate risk analysis indicated that our net portfolio value would decrease by 7.9% if there was an instantaneous parallel 200 basis point increase in market interest rates. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Asset/Liability Management.”

Our strategies to modify our interest rate risk profile may be difficult to implement.

Our asset/liability management strategies are designed to minimize our interest rate risk sensitivity. One such strategy is to increase the amount of adjustable rate and/or short-term assets. The Bank offers adjustable rate loan products as a means to achieve this strategy. The recent availability of lower rates on fixed-rate loans has generally created a decrease in borrower demand for adjustable rate assets. Additionally, these adjustable-rate assets may prepay. Despite this, at December 31, 2015, 37.6% of our loan portfolio consisted of adjustable-rate loans, compared to 36.1% at December 31, 2014.

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

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings, which may materially adversely affect our stockholders’ equity, regulatory capital and continuing operations. Fluctuations in market value may be caused by decreases in interest rates, lower market prices for securities and limited investor demand, as well as the default rates of specific financial institutions whose securities provide the underlying collateral for these securities and changes in credit risk based on the condition of the issuer. The valuation of our investment securities also is influenced by the implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting, which requires us to report our available for sale securities at their estimated fair value. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available for sale securities, net of taxes. At December 31, 2015, the change in unrealized gains on securities available for sale from the level at December 31, 2014 was a decrease of $1.6 million. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them.

Our securities portfolio is evaluated for OTTI on at least a quarterly basis. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. We have not recorded any OTTI since 2011. As of December 31, 2015, we have no securities that are deemed impaired.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as REO, and at certain other times during the assets holding period. Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s NBV over its fair value. If our valuation process is incorrect, the fair value of our investments in real estate may not be sufficient to recover our NBV in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations. Our regulators periodically review our REO and may require us to recognize further charge-offs. Any increase in our charge-offs, as required by our regulator, may have a material adverse effect on our financial condition and results of operations.

We face risks related to covenants in our loan sales to investors and secondary mortgage market conditions.

Our agreements with investors to sell our loans generally contain covenants that require us to repurchase loans under certain circumstances, including some delinquencies, or to return premiums paid by those investors if the loans are paid off early. If we are required to repurchase sold loans under these covenants, they may be deemed troubled loans, with the potential for charge-offs and/or loss provision changes, which could impact our earnings and asset quality ratios adversely. The Bank was not required to repurchase any loans from investors during 2015 or 2014.

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

We sell a portion of our one- to four-family loans in the secondary market. We generally retain the right to service these loans through the Bank. At December 31, 2015, the value of our MSRs was $1.3 million. We use a financial model that uses, wherever possible, quoted market prices to value our MSRs. This model is complex and also uses assumptions related to interest and discount rates, prepayment speeds, delinquency and foreclosure rates and ancillary fee income. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the model. The primary risk associated with MSRs is that they will lose a substantial portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. If prepayment speeds increase more than estimated or delinquency and default levels are higher than anticipated we may be required to write down the value of our MSRs which could have a material adverse effect on our net income and capital levels. The Company obtains independent valuations at least semi-annually to determine if impairment in the asset exists.

Declining economic conditions may adversely impact the fees generated by our asset management and trust business.

To the extent our asset management and trust clients and their assets become adversely impacted by weak economic and stock market conditions, they may choose to withdraw the assets managed by us and/or the value of their assets may decline. Our asset management revenues are based on the value of the assets we manage. If our clients withdraw assets or the value of their assets decline, our revenues from these activities may be adversely affected. These fees totaled $3.5 million and $3.5 million in 2015 and 2014, respectively.

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

The financial services industry could become even more competitive as a result of new legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a bank holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

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

At December 31, 2015, we had a core deposit premium of $444,000, due mainly to our 2008 acquisition of another financial institution. Under GAAP, we are required to periodically assess the value of this intangible asset based on a number of factors to determine if there is partial or full impairment. The factors taken into consideration include the market price of our stock, the net present value of our assets and liabilities and valuation information for similar financial institutions. This evaluation involves a substantial amount of judgment. If actual conditions underlying the factors differ from our assessment, the core deposit intangible could be subjected to faster amortization or partial or complete impairment, which would reduce the value of this asset and reduce our earnings, perhaps materially.

We currently hold a significant amount of bank-owned life insurance.

At December 31, 2015, we held $91.9 million of bank-owned life insurance or BOLI on key employees and executives, with a cash surrender value of $51.2 million. These policies are maintained to fund amounts owed under various benefit plans. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

We may not be able to fully realize our deferred tax asset.

At December 31, 2015, we had a $12.1 million deferred income tax asset based on differences between the financial statement amounts and tax bases of assets and liabilities and reflecting mainly an allowance for loan loss timing difference and business tax and AMT carryover. The value of our deferred income tax benefit is reviewed regularly under various forecasts and assumptions, including anticipated levels of taxable net income, to determine the likelihood of realizing the benefit. If actual results or subsequent forecasts differ from our current judgments, to the extent that it becomes more likely than not that this benefit will not be fully realized, we would have to write down this asset, which would negatively impact results of operations and reduce our asset size.

If our investment in the FHLB of Indianapolis becomes impaired, our earnings and stockholders’ equity could decrease.

At December 31, 2015, we owned $10.5 million in FHLB of Indianapolis stock. We are required to own this stock to be a member of and to obtain advances from our FHLB. This stock is not marketable and can only be redeemed by our FHLB. The most recent stock buyback initiated by FHLB was in 2015. Our FHLB’s financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB stock to be deemed impaired, resulting in a decrease in our earnings and assets.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

The Bank and the Company are subject to extensive regulation, supervision and examination by federal and state regulators, which have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Because our business is highly regulated, the applicable laws and regulations are subject to frequent change. Any change in these laws, regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums, could have a material impact on our operations. See “Item 1 - How We Are Regulated.”

In response to the recent financial crisis, Congress took actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the FDIC has taken actions to increase insurance coverage on deposit accounts. The Dodd-Frank Act created the CFPB.

The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies. In the case of banks, such as the Bank, with total assets of less than $10 billion, this examination and enforcement authority is held by the institution’s primary federal banking regulator (the FDIC, in the case of the Bank).

The CFPB has finalized a number of significant rules that could have a significant impact on our business and the financial services industry more generally. In particular, the CFPB has adopted ruled impacting nearly every aspect of our lifecycle of a residential mortgage loan. The CFPB has also issued guidance which could significantly affect the automotive financing industry by subjecting indirect auto lenders, such as the Bank, to regulation as creditors under the Equal Credit Opportunity Act, which would make indirect auto lenders monitor and control certain credit policies and procedures undertaken by auto dealers.

In the recent economic downturn, federal and state banking regulators have been active in responding to concerns and trends identified in examinations and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. The FDIC and IDFI govern the activities in which the Bank may engage, primarily for the protection of depositors and not for the protection or benefit of stockholders. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability. Recent regulatory changes regarding card interchange fee income does not currently apply to us but could change in the future. Prior year changes in overdraft protection programs decreased the amount of fees we receive for those services. During 2015, overdraft protection and nonsufficient fund fees totaled $1.9 million. Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

Increases in deposit insurance premiums and special FDIC assessments will negatively impact our earnings.

The Dodd-Frank Act established 1.35% of total insured deposits as the minimum reserve ratio for the FDIC Deposit Insurance Fund effective September 30, 2020. The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline and anticipates reaching a 1.15% ratio by 2016. Once the 1.15% ratio is reached, which was the minimum ratio prior to the Dodd-Frank Act, the FDIC is required to offset the effect of the increase in the minimum reserve ratio to 1.35% on institutions with assets less than $10 billion. The FDIC has not announced how it will implement this offset. In addition to the statutory minimum ratio, the FDIC must set a designated reserve ratio or DRR, which may exceed the statutory minimum. The FDIC has set 2.0% as the DRR.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution's total assets minus its tangible equity instead of its deposits. Since the implementation of these changes, we have seen a decline in our deposit insurance premiums. The insurance costs were $897,000, $1.0 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our future deposit insurance premiums may increase if the FDIC determines that it will not meet the required or anticipated minimum reserve ratios discussed, which could have a negative impact on our earnings.

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

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed or on terms acceptable to us.

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

Our charter provides that any person or group who acquires beneficial ownership of our common stock in excess of 10% of the outstanding shares may not vote the excess shares. Accordingly, if you acquire beneficial ownership of more than 10% of the outstanding shares of our common stock, your voting rights with respect to the common stock will not be commensurate with your economic interest in the Company.

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

As of December 31, 2015, our directors and executive officers as a group beneficially owned 1,716,968 shares, or 23.1%, of our common stock (including immediately exercisable options for 315,161 shares). In addition, our employee stock ownership plan controlled 5.6% of our common stock on that date. In addition, as of December 31, 2015, 58,003 shares were reserved under our current stock benefit plan for future awards for our directors, officers and employees. Due to this significant collective ownership of or control over our common stock, our directors and executive officers may be able to influence the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other stockholders and could prevent any stockholder action requiring a supermajority vote under our articles of incorporation.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2015 we had 31 full service offices. Our offices are located within east central and northern Indiana. At December 31, 2015, we owned our home office in Muncie, Indiana and all but one of our financial center offices. We lease offices in central and northern Indiana for our trust and brokerage services, a branch office in Ft. Wayne, Indiana and loan origination offices in northwestern Indiana and southwest Michigan. The net book value of our investment in premises and leaseholds was approximately $28.2 million at December 31, 2015. We believe that our current facilities are adequate to meet our present and immediately foreseeable needs. See Note 7 of the Notes to Consolidated Financial Statements contained in Item 8.

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

	Stock Price		Dividends
	High	Low	per Share
2015 Quarters:
First Quarter (ended 03/31/15)	$24.00	$21.73	$0.12
Second Quarter (ended 06/30/15)	$23.30	$20.06	$0.12
Third Quarter (ended 09/30/15)	$24.96	$22.46	$0.12
Fourth Quarter (ended 12/31/15)	$24.92	$23.03	$0.12

2014 Quarters:
First Quarter (ended 03/31/14)	$19.52	$17.34	$0.06
Second Quarter (ended 06/30/14)	$19.09	$18.68	$0.08
Third Quarter (ended 09/30/14)	$22.50	$18.87	$0.08
Fourth Quarter (ended 12/31/14)	$22.47	$20.80	$0.10

At December 31, 2015, there were 7,422,061 shares of common stock outstanding and approximately 1,100 common stockholders of record.

Our common stock cash dividend payout policy is continually reviewed by management and the Board of Directors. During 2015, the Company paid total common stock dividends of $0.48 per share up from $0.32 per share in 2014. The Company intends to continue its policy of paying quarterly dividends and hopes to continue to pay dividends at least at the same level as in 2015. However, future common stock dividend payments will depend upon a number of factors, including capital requirements, regulatory limitations, the Company’s financial condition, results of operations and the Bank’s ability to pay dividends to the Company. The Company relies significantly upon dividends from the Bank to accumulate earnings for payment of cash dividends to Treasury and our common stockholders.

The Company did not adopt any common stock repurchase plan in 2015, but recently put a 5% common stock repurchase plan in place for 2016. No shares of the Company’s stock were repurchased during 2015.

Information regarding our equity compensation plans is included in Part III, Item 12 of this Form 10-K.

Shareholder Performance Graph Presentation

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

The following graph shows a comparison of stockholder return on MutualFirst Financial Inc.’s common stock with the cumulative total returns for: 1) the Nasdaq Composite® (U.S.) Index; and 2) the SNL U.S. Bank and Thrift Index, which was compiled by SNL Financial LC of Charlottesville, Virginia. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is historical only and may not be indicative of possible future performance.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
MutualFirst Financial, Inc.	100.00	78.37	129.65	197.44	256.27	296.68
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL U.S. Bank and Thrift	100.00	77.76	104.42	142.97	159.60	162.83

Item 6. Selected Financial and Other Data

 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following information is only a summary and you should read it in conjunction with our consolidated financial statements and accompanying notes contained in Item 8 of this Form 10-K Balances have been updated to reflect the adoption of ASU 2014-01 in January 2015. See Note 25 of the Notes to Consolidated Financial Statements contained in Item 8.

	At or For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,478,265	$1,423,423	$1,391,405	$1,422,458	$1,427,193
Cash and cash equivalents	20,915	29,575	25,285	32,778	55,223
Loans, net	1,068,204	1,003,518	965,966	969,545	900,460
Investment securities
Available for sale, at fair value	261,138	260,806	264,348	281,197	330,878
Total deposits	1,091,382	1,079,320	1,113,084	1,184,009	1,168,357
Total borrowings	235,075	202,616	153,818	86,281	113,861
Total stockholders' equity	137,025	126,752	110,629	139,493	132,627

Selected Operations Data:
Total interest income	$51,776	$51,178	$51,667	$55,348	$61,353
Total interest expense	8,803	8,923	11,224	14,704	20,034
Net interest income	42,973	42,255	40,443	40,644	41,319
Provision for loan losses	125	850	1,300	6,025	13,100
Net interest income after provision for loan losses	42,848	41,405	39,143	34,619	28,219

Service fee income	5,947	5,995	5,989	6,492	6,987
Gain on sale of loans and investment securities	4,612	2,162	1,687	4,701	4,771
Other-than-temporary impairment, securities	-	-	-	-	(193)
Other non-interest income	6,580	6,728	6,387	4,331	4,445
Total non-interest income	17,139	14,885	14,063	15,524	16,010

Salaries and employee benefits	25,526	23,560	22,492	21,335	21,690
Other expenses	17,621	17,818	17,195	18,930	18,726
Total non-interest expense	43,147	41,378	39,687	40,265	40,416
Income before income taxes	16,840	14,912	13,519	9,878	3,813
Income tax expense	4,578	3,866	4,136	2,632	329
Net income	12,262	11,046	9,383	7,246	3,484
Preferred stock dividends and accretion	-	-	1,257	1,446	2,115
Net income available to common stockholders	$12,262	$11,046	$8,126	$5,800	$1,369

Quarter Ended	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income	Net Income Available to Common Shareholders	Basic Earnings Per Common Share	Diluted Earnings Per Common Share

2015
March 31	$12,683	$2,165	$10,518	$-	$2,481	$2,481	$0.34	$0.33
June 30	12,731	2,191	10,540	-	3,218	3,218	0.44	0.43
September 30	13,049	2,233	10,816	-	3,225	3,225	0.44	0.43
December 31	13,313	2,214	11,099	125	3,338	3,338	0.45	0.44

Total	$51,776	$8,803	$42,973	$125	$12,262	$12,262	$1.66	$1.62

2014
March 31	$12,738	$2,319	$10,419	$350	$2,020	$2,020	$0.28	$0.27
June 30	12,744	2,186	10,558	500	2,614	2,614	0.37	0.36
September 30	12,803	2,163	10,640	-	2,751	2,751	0.38	0.37
December 31	12,893	2,255	10,638	-	3,661	3,661	0.51	0.49

Total	$51,178	$8,923	$42,255	$850	$11,046	$11,046	$1.54	$1.49

2013
March 31	$12,901	$2,922	$9,979	$950	$2,022	$1,661	$0.24	$0.23
June 30	12,877	2,857	10,020	550	2,157	1,879	0.27	0.26
September 30	13,041	2,801	10,240	750	2,518	2,247	0.32	0.31
December 31	12,848	2,644	10,204	(950)	2,686	2,339	0.33	0.32

Total	$51,667	$11,224	$40,443	$1,300	$9,383	$8,126	$1.15	$1.12

	At or For the Year Ended December 31,
	2015	2014	2013	2012	2011
Selected Financial Ratios and Other Financial Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.85%	0.79%	0.67%	0.50%	0.24%
Return on average tangible equity (ratio of net income to average tangible equity)	9.49%	9.42%	7.42%	5.47%	1.39%
Interest rate spread information:
Average during the period	3.10%	3.15%	2.99%	2.89%	2.97%
Net interest margin(1)	3.22%	3.26%	3.13%	3.05%	3.16%
Ratio of operating expense to average total assets	2.98%	2.94%	2.83%	2.78%	2.83%
Ratio of average interest-earning assets to average interest-bearing liabilities	118.01%	115.76%	115.79%	114.33%	112.66%
Efficiency ratio(2)	71.78%	72.42%	72.81%	71.69%	70.50%

Asset Quality Ratios:(3)
Non-performing assets to total assets	0.65%	0.75%	1.22%	2.21%	2.75%
Non-performing loans to total loans	0.66%	0.73%	0.88%	2.40%	3.47%
Allowance for loan losses to non-performing loans	176.28%	177.03%	156.15%	67.72%	52.81%
Allowance for loan losses to loans receivable, net	1.17%	1.30%	1.37%	1.63%	1.83%

Capital Ratios:
Equity to total assets(3)	9.26%	8.90%	7.96%	9.81%	9.29%
Average equity to average assets	9.13%	8.47%	9.24%	9.64%	9.34%
Tangible book value per common share	$18.10	$17.12	$15.46	$15.33	$14.38

Share and Per Share Data:
Average common shares outstanding:
Basic	7,374,589	7,160,700	7,076,877	6,951,727	6,907,015
Diluted	7,547,885	7,391,831	7,257,818	7,055,684	6,976,634
Per share:
Basic earnings available to common stockholders	$1.66	$1.54	$1.15	$0.83	$0.20
Diluted earnings available to common stockholders	$1.62	$1.49	$1.12	$0.82	$0.20
Dividends-common stock	$0.48	$0.32	$0.24	$0.24	$0.24
Dividend payout ratio(4)	29.63%	21.48%	21.43%	29.27%	120.00%

Other Data:
Number of full-service offices	31	30	30	31	32

(1) Net interest income dividend by average interest earning assets.

(2) Total non-interest expense divided by net interest income plus total non-interest income.

(3) At the end of the period.

(4) Dividends per share divided by diluted earnings per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview and Significant Events in 2015

MutualFirst is a Maryland corporation and a bank holding company headquartered in Muncie, Indiana, with operations in Allen, Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana. It owns MutualBank, an Indiana commercial bank with 31 bank branches in Indiana, trust offices in Carmel and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. MutualFirst also owns MutualFirst Risk Management, a captive insurance company based in Nevada. The Company is subject to examination, supervision and regulation by the FRB, and the Bank is subject to regulation, supervision and examination by the IDFI and the FDIC.

MutualBank is an Indiana commercial bank regulated by the IDFI and the FDIC. MutualFirst is a bank holding company regulated by the FRB, which is subjected to regulatory capital requirements similar to those imposed on the Bank. For more details on these regulations see “Item 1. Business – How We Are Regulated.”

At December 31, 2015, we had $1.5 billion in assets, $1.1 billion in loans, $1.1 billion in deposits and $137.0 million in stockholders’ equity. The Company’s total risk-based capital ratio at December 31, 2015 was 13.8%, exceeding the 10.0% requirement for a well-capitalized institution. The ratio of average tangible common equity increased to 9.11% as of year-end 2015 compared to 8.72% at year-end 2014. For the year ended December 31, 2015, net income available to common shareholders was $12.3 million, or $1.66 per basic and $1.62 per diluted share, compared with net income available to common shareholders of $11.0 million, or $1.54 per basic and $1.49 per diluted share for 2014. The details of our 2015 performance are set forth below and in our Consolidated Audited Financial Statements contained in Item 8 of this Form 10-K.

Key aspects of our 2015 operations include:

•	Commercial loans increased $56.1 million, or 17.5% in 2015. Non-real estate consumer loans increased $30.6 million, or 26.7% in 2015.
•	Asset quality improved during 2015 as non-performing loans to total loans were 0.66% as of December 31, 2015 compared to 0.73% as of December 31, 2014 and non-performing assets to total assets were 0.65% as of December 31, 2015 compared to 0.75% as of December 31, 2014.
•	Deposits increased $12.1 million in 2015 as core deposits increased to 68% of total deposits as of December 31, 2015 compared to 63% of total deposits as of December 31, 2014.
•	Tangible common equity to total tangible assets is 9.11% and tangible book value per common share is $18.11 as of December 31, 2015 compared to tangible common equity to total tangible assets of 8.72% and tangible book value per common share of $17.12 as of December 31, 2014.

•	Net interest income increased by $718,000 in 2015 compared to 2014.
•	Provision for loan losses was $725,000 less in 2015 compared to 2014.
•	Non-interest income increased $2.3 million, or 15% in 2015 compared to 2014, primarily due to the acquisition of Summit Mortgage in 2014.
•	Non-interest expense increased $1.8 million, or 4% in 2015 compared to 2014, primarily due to the acquisition of Summit Mortgage in 2014.
•	In October 2015, MutualBank opened a branch location in Fort Wayne, Indiana, the second largest city in the State of Indiana.

Our principal business consists of attracting retail deposits from the general public, including some brokered deposits, and investing those funds primarily in loans secured by first mortgages on owner-occupied, one- to four-family residences, a variety of consumer loans, loans secured by commercial real estate and commercial business loans. Funds not invested in loans generally are invested in investment securities, including mortgage-backed and mortgage-related securities and agency and municipal bonds. We also obtain funds from FHLB advances and other borrowings.

MutualWealth is the wealth management division of the Bank providing a variety of fee-based financial services, including trust, investment, insurance, broker advisory, retirement plan and private banking services, in the Bank’s market area. MutualWealth produces non-interest income for the Bank that is tied primarily to the market value of the portfolios being managed. As of December 31, 2015, MutualWealth had $577.9 million of fiduciary assets and generated $3.5 million in commission income during 2015. Decreases in market value could have a negative impact on the non-interest income generated by this division of the Bank.

MutualFinancial Services is the brokerage division of the Bank providing a variety of fee-based financial services related to securities and investment transactions. MutualFinancial Services produces non-interest income for the Bank that is tied primarily to the volume of the transactions being processed. During 2015, MutualFinancial Services generated $982,000 in commission income.

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

The Company continues to reduce the impact of interest rate changes on its net interest income by shortening the term of its interest-earning assets to better match the terms of our interest-bearing liabilities and by selling long-term fixed rate loans and increasing the term of certain liabilities. See “Item 7A - Quantitative and Qualitative Disclosures About Market Risk - Asset and Liability Management and Market Risk” in this Form 10-K. It has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of non-residential consumer and commercial loans to total loans has increased from 42.2% at the end of 2014 to 47.8% as of December 31, 2015. We saw improvement in the economic conditions in some areas within our footprint and were able to take important steps towards reaching our strategic target loan mix. On the liability side of the balance sheet, the Company is employing strategies intended to increase the balance of core deposit accounts, such as low cost checking and money market accounts. The percentage of core deposits to total deposits was 67.9% at December 31, 2015 compared to 62.8% at the end of 2014. The remaining total deposits are mostly retail certificates of deposit, which continue to provide stable funding for the Company. These are ongoing strategies that are dependent on current market conditions and competition. The Company lengthens the term to maturity of FHLB advances when advantageous to lengthen repricing of the liability side of the balance sheet in order to reduce interest rate risk exposure.

During 2015, in keeping with our strategic objective to reduce interest rate risk exposure, the Company also sold $145.4 million of long-term fixed rate loans that had been held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $4.2 million.

Results of operations also are dependent upon the level of the Company’s non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses. The Company continues to look for options to increase the level of non-interest income. In keeping with the strategic focus on commission income, in 2015, we purchased a $65.7 million trust portfolio from an Indiana institution. This acquisition provides additional opportunities for us to increase our non-interest income.

As we continue to work to increase our non-interest income and control non-interest expense, regulatory changes continue to have an impact. In 2015, the Company continued to see a decrease in overdraft fee income due to regulatory changes implemented in 2010; we also had an increase in non-interest expense related to administrative costs associated with the impact of the additional regulatory burden. New regulatory requirements regarding interchange income could have an impact on the Company in the future; however, at this time these requirements are limited to larger institutions.

Another factor that may lead to changes in net interest income is the level of non-performing assets. An increase in non-performing assets (i.e., loans, repossessed assets, or securities) would decrease interest income and may decrease overall net interest income without additional decreases in interest-bearing liabilities. The recent recession, had a negative impact on our financial condition, operations, net income and stock price. The economy is recovering; however, current troubled loans may continue to incur losses during this recovery.

Recent Accounting Standards

For discussion of recent accounting standards, please see Item 8 - “Note 2: Impact of Accounting Pronouncements to our Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

Goodwill is tested for impairment on an annual basis as of October 1, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. No events or changes in circumstances have occurred since the annual impairment test that would suggest is was more likely than not goodwill impairment existed.

Securities. Under FASB Codification Topic 320 (ASC 320), Investments-Debt and Equity Securities, investment securities must be classified as held to maturity, available for sale or trading. Management determines the appropriate classification at the time of purchase. The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity. Securities not classified as held-to-maturity are classified as available for sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and do not affect earnings until realized.

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

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. If management does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors. The amount of OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the OTTI related to other factors will be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment. If management intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Any recoveries related to the value of these securities are recorded as an unrealized gain (as accumulated other comprehensive income (loss) in stockholders’ equity) and not recognized in income until the security is ultimately sold.

The Company from time to time may dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

Deferred Tax Asset. The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future. The Company’s most recent evaluation has determined that, except for the amounts represented by the valuation allowance as discussed below, the Company will more likely than not be able to utilize the remaining deferred tax asset. The Company has generated average positive pre-tax pre-provision earnings of $16.1 million, or 1.1% of pre-tax pre-provision ROA over the previous five years. These earnings would be sufficient to utilize portions of the operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The analysis supports no additional valuation reserve is needed.

The valuation allowances established are the result of net operating losses for state franchise tax purposes and unused business income tax credits totaling $29,783,000 and capital losses realized on the sale of investment securities as well as the recognition of other than temporary impairment on investment securities where the loss, while recognized for financial statement purposes, has not yet been realized.

At the end of 2015, the Company had $139,000 in capital losses, a decrease of $5,000 in capital losses in 2014 as capital gains from the sale of available for sale securities were generated. The Company has avoided and will continue to avoid taking any book tax benefit on future capital losses without capital gains to offset the current capital losses. See Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Management Strategy

Our strategy is to operate as an independent, business- and retail- oriented financial institution dedicated to serving customers in our market area. Our commitment is to provide a broad range of products and services to meet the needs of our customers. As part of this commitment, we are looking to increase our emphasis on commercial business products and services. We also operate a fully interactive transactional website that also allows consumers to open accounts. In addition, we are continually looking at cost-effective ways to expand our market area. Financial highlights of our strategy have included:

Broadening Loan Portfolio Diversification. We continue to work toward diversifying our loan portfolio to reduce our reliance on any one type of loan. Approximately 42.2% of our loan portfolio consisted of loans other than consumer real estate loans at the end of 2014. At the end of 2015, that percentage had increased to 47.8%, reflecting an increase of $86.7 million in our commercial and non-residential consumer loan portfolios.

Continuing as a Leading One- to Four-Family Lender in Indiana. We are one of the largest originators of one- to four-family residential loans in our market area. During 2015, we originated $204.4 million of one- to four-family residential first mortgage loans. While the recent economic environment has decreased real estate values, refinancing activity has still been steady as rates have remained low.

Increasing Market Share and Changing Mix of Deposits. We continue to be successful in the growth of core deposits. Over the last year, we have increased core deposits as a percentage of total deposits, changing the deposit mix from 62.8% of total deposits at the end of 2014 to 67.9% of total deposits at the end of 2015. This includes an increase in non-interest bearing deposits of 16.5% during the same time period.

Expanding Wealth Management Presence. We continue to focus on leveraging our operations in the markets in which we serve. At the same time, the Company has also made strategic decisions to acquire assets within new markets when the appropriate opportunity arises. Total fiduciary accounts increased from $536.1 million at December 31, 2014 to $577.9 million at December 31, 2015. Commission income (non-interest income) generated by these relationships during 2015 totaled $3.5 million.

Financial Condition at December 31, 2015 Compared to December 31, 2014

General. Total assets at year-end 2015 were $1.5 billion, reflecting a $54.8 million increase during the year, primarily due to the $64.2 million, or 6.3% increase in the gross loan portfolio, excluding loans held for sale. Average interest-earning assets increased $39.8 million, or 30.7%, to $1.34 billion at December 31, 2015 from $1.30 billion at December 31, 2014. Average interest-bearing liabilities increased by $12.4 million, or 1.1% to $1.13 billion at year-end 2015 from $1.12 billion at year-end 2014 reflecting an increase in FHLB advances. Average stockholders’ equity increased by $12.9 million or 10.8% during 2015.

Cash and Securities. Cash and securities (including our bank deposits) decreased from $290.4 million at year-end 2014 to $282.1 million at year-end 2015. The details of our cash and securities are as follows:

	At December 31,		Amount	Percent
	2015	2014	Change	Change
	(Dollars in thousands)
Cash	$8,610	$7,475	$1,135	15.18%
Interest-bearing demand deposits	12,305	22,100	(9,795)	(44.32)
Securities available for sale (fair value)	261,138	260,806	332	0.13
Total	$282,053	$290,381	$(8,328)	(2.87)%

At December 31, 2015, our securities portfolio consisted of $192.5 million in government-sponsored agency and government sponsored entity mortgage-backed securities and collateralized mortgage obligations, $57.2 million in municipal securities and $11.5 million in corporate obligations. At December 31, 2015, these securities had gross unrealized gains of $4.9 million and gross unrealized losses of $2.5 million, of which $1.3 million was primarily due to unrealized losses on trust preferred securities. We have the ability to hold the trust preferred securities until maturity and believe that we will be able to collect the adjusted amortized cost basis of the securities. See Note 4 of the Notes to Consolidated Financial Statements in Item 8 for additional information about our investment securities.

We expect to maintain a similar level of liquid assets in 2016. We believe it is prudent to maintain higher liquidity as we expect increasing loan demand and a possible rise in interest rates.

Loans. Our gross loan portfolio, excluding loans held for sale, increased to $1.1 billion at year-end 2015 from $1.0 billion at year-end 2014. The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during 2015:

	At December 31,		Amount	Percent
	2015	2014	Change	Change
	(Dollars in thousands)
Real estate
Commercial	$236,895	$198,019	$38,876	19.63%
Commercial construction and development	15,744	33,102	(17,358)	(52.44)
Consumer closed end first mortgage	491,451	517,063	(25,612)	(4.95)
Consumer open end and junior liens	70,990	71,073	(83)	(0.12)
Total real estate loans	815,080	819,257	(4,177)	(0.51)

Consumer loans
Auto	15,480	14,712	768	5.22
Boat/RV	123,621	94,761	28,860	30.46
Other	6,171	5,184	987	19.04
Total consumer other	145,272	114,657	30,615	26.70
Commercial and industrial	123,043	88,474	34,569	39.07
Total other loans	268,315	203,131	65,184	32.09

Total Loans	$1,083,395	$1,022,388	$61,007	5.97%

The Bank made significant progress in the strategy to increase commercial and consumer loans as we increased the commercial portfolio by $56.1 million and the non-residential consumer portfolio by $30.6 million during 2015. We continue to seek opportunities to provide financing for new and growing commercial borrowers as well as refinancing to sound commercial borrowers currently served by other financial institutions. The increase in the commercial and consumer portfolios was partially offset by the decrease in one- to four-family loans during the period. Lower rates have increased our purchase loan activity while also allowing consumers to refinance their mortgage loans; however we are starting to see those activities slow down. The Bank continues to sell longer term fixed-rate mortgage loans to reduce related interest rate risk.

Delinquencies and Non-performing Assets. As of December 31, 2015, our total loans delinquent 30-to-89 days was $12.0 million or 1.1% of total loans, compared to $14.9 million or 1.5% of total loans at the end of 2014.

At December 31, 2015, our non-performing assets totaled $9.6 million or 0.65% of total assets, compared to $10.7 million or 0.75% of total assets at December 31, 2014. This $1.1 million, or 10.4% decrease was due to a decrease in non-performing loans primarily in the commercial and industrial loan portfolio. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.

	At December 31,		Amount	Percent
	2015	2014	Change	Change
	(Dollars in thousands)
Non-accruing loans	$6,904	$7,212	$(308)	(4.27)%
Accruing loans delinquent 90 days or more	267	226	41	18.14
Foreclosed assets	2,455	3,305	(850)	(25.72)
Total	$9,626	$10,743	$(1,117)	(10.40)%

Our non-performing assets decreased in 2015 as local economic conditions improved. The Bank continues to diligently monitor and write down loans that appear to have irreversible weakness. The Bank works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral. In addition to the decrease in non-performing assets, the Company has seen significant improvement during the year in total classified assets. Total classified assets decreased by 33.2% from $26.2 million at December 31, 2014 to $17.5 million at December 31, 2015.

At December 31, 2015, foreclosed commercial real estate totaled $1.0 million and consisted of two commercial properties in our existing lending footprint. The Bank has seen improvement in this portfolio as market values have stabilized, which has decreased the number of new foreclosures and assisted in our sale of existing properties. At December 31, 2015, the Bank had 18 foreclosed residential properties with a book value of $906,000. All foreclosed real estate is currently for sale. At the end of 2015, the Bank also held $513,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

In addition to the non-performing assets set forth in the table above, as of December 31, 2015, there was an aggregate of $4.9 million in loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management’s determination of the adequacy of our allowance for loan losses. Management reviews each of these relationships at least quarterly to determine if further downgrades and specific loan allocations are prudent.

Allowance for Loan Loss. Allowance for loan losses decreased $527,000 from $13.2 million at December 31, 2014 to $12.6 million December 31, 2015 as reflected below:

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$13,168	$13,412
Charge-offs	1,387	1,882
Recoveries	735	788
Net charge-offs	652	1,094
Provisions charged to operations	125	850
Balance at end of period	$12,641	$13,168

Ratio of net charge-offs during the period to average loans outstanding during the period	0.06%	0.11%

Allowance as a percentage of non-performing loans	176.28%	177.04%
Allowance as a percentage of total loans (end of period)	1.17%	1.30%

Specific loan loss allocation related to loans that have been individually evaluated for impairment increased $100,000, and general loan loss reserves have decreased $627,000 as the non-performing loans and classified assets have improved. Net charge offs for the year 2015 were $652,000, or 0.06% of average loans on an annualized basis, compared to $1.1 million, or 0.11% of average loans for 2014. As of December 31, 2015, the allowance for loan losses as a percentage of loans receivable and non-performing loans was 1.17% and 176.3%, respectively, compared to 1.30% and 177.0%, respectively, at December 31, 2014. Allowance for loan losses as a percentage of loans receivable decreased primarily due to an increase in the total loan portfolio. Allowance for loan losses as a percentage of non-performing loans decreased due to the decrease in allowance, based on management’s evaluation, in conjunction with the decrease in non-performing loans as of December 31, 2015. The decrease in the allowance was primarily due to management’s ongoing evaluation of the loan portfolio conditions in our market areas.

Our non-accrual loans include four loan relationships totaling $2.6 million, or 38.0% of the non-accrual loan total. This total includes two commercial real estate relationship with two outstanding loans totaling $1.8 million and two consumer mortgage relationships totaling $809,000 in outstanding loans.

Other Assets. Other material changes in our assets during 2015 include a decrease in Federal Home Loan Bank stock of $1.5 million.

Deposits. Total deposits increased $12.1 million to $1.09 billion at year-end 2015 compared to $1.08 billion at year-end 2014, primarily due to increased non-interest bearing checking accounts, as reflected in the table below, with corresponding weighted average rates as of the same date, partially offset by an increase in core transaction accounts. These changes are consistent with the Bank’s strategy to grow and strengthen core deposit relationships.

	At December 31,
	2015		2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount Change	Percent Change
	(Dollars in thousands)
Type of Account:
Non-interest Checking	$179,542	0.00%	$154,178	0.00%	$25,364	16.45%
Interest-bearing NOW	267,089	0.23	253,042	0.23	14,047	5.55
Savings	131,578	0.01	124,051	0.01	7,527	6.07
Money Market	162,551	0.20	146,847	0.23	15,704	10.69
Certificates of Deposit	350,622	1.14	401,202	1.17	(50,580)	(12.61)
Total	$1,091,382	0.45%	$1,079,320	0.67%	$12,062	1.12%

Borrowings. Total borrowings increased $32.5 million, or 16.0%, to $235.1 million at year-end 2015 primarily due to a $33.2 million increase in FHLB advances to fund increases in the loan portfolio. Other borrowings, consisting of a bank loan and trust preferred securities, decreased $716,000 to $9.5 million at year-end 2015 due to regular loan payments.

In 2013, the Company borrowed $7.6 million from First Tennessee Bank, N.A. to refinance existing long-term debt. The loan was originated at a variable rate of LIBOR plus 2.80%; however the Company entered into a forward interest rate swap that fixed the rate of the note at 3.92%. The balance of the loan at December 31, 2015 was $5.3 million and matures in December 2017.

The Company acquired $5.0 million of issuer trust preferred securities in a 2008 acquisition of another financial institution, which had a net balance of $4.1 million at December 31, 2015 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance or September 15, 2035. The securities bore a fixed rate of interest of 6.22% through July 2010 and thereafter have to reset quarterly at the prevailing three-month LIBOR rate plus 170 basis points. The Company has had the right to redeem the trust preferred securities, in whole or in part, without penalty, since September 2010.

Stockholders’ Equity. Stockholders’ equity was $137.0 million as of December 31, 2015, an increase of $10.3 million from December 31, 2014. The increase was primarily due to net income available to common shareholders of $12.3 million and an increase of $2.0 million due to exercises of stock options. These increases were partially offset by cash dividends of $3.6 million. The Company’s tangible book value per common share as of December 31, 2015 increased to $18.11 compared to $17.12 as of December 31, 2014 and the tangible common equity ratio increased to 9.11% as of December 31, 2015 compared to 8.72% as of December 31, 2014. MFSF and the Bank’s risk-based capital ratios were well in excess of “well-capitalized” levels as defined by all regulatory standards as of December 31, 2015.

Financial Condition at December 31, 2014 Compared to December 31, 2013

General. Total assets at year-end 2014 were $1.4 billion, reflecting a $32.8 million increase during the year, primarily due to the $37.3 million, or 4.3% increase in the gross loan portfolio. Average interest-earning assets increased $4.8 million, or 0.4%, to $1.30 billion at December 31, 2014 from $1.29 billion at December 31, 2013. Average interest-bearing liabilities increased by $4.4 million, or 0.4% to $1.12 billion at year-end 2014 from $1.11 billion at year-end 2013 reflecting a decrease in term deposits. Average stockholders’ equity increased by $12.9 million or 9.8% during 2014.

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

	Year ended December 31,
	2015			2014			2013
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Interest -bearing deposits	$19,789	$14	0.07%	$21,121	$17	0.08%	$21,718	$29	0.13%
Mortgage-backed securities available for sale (1)	195,781	5,294	2.70	212,494	5,679	2.67	226,675	6,106	2.69
Investment securities available for sale (1)	63,041	1,796	2.85	51,845	1,357	2.62	50,774	1,001	1.97
Loans (2)	1,047,313	44,190	4.22	997,064	43,522	4.37	978,495	44,028	4.50
Stock in FHLB of Indianapolis	10,698	482	4.51	14,285	603	4.22	14,391	503	3.50
Total interest-earning assets	1,336,622	51,776	3.87	1,296,809	51,178	3.95	1,292,053	51,667	4.00
Non-Interest Earning Assets (net of allowance for loan losses and unrealized gain (loss)	108,765			109,221			110,705
Total Assets	$1,445,387			$1,406,030			$1,402,758

Interest-Bearing Liabilities:
Demand and NOW accounts	$262,424	$591	0.23	$257,554	$578	0.22	$264,033	$648	0.25
Savings deposits	129,980	13	0.01	124,795	13	0.01	117,609	12	0.01
Money market accounts	160,095	396	0.25	136,732	348	0.25	110,013	267	0.24
Certificate accounts	375,102	4,259	1.14	429,738	5,189	1.21	514,427	8,410	1.63
Total deposits	927,601	5,259	0.57	948,819	6,128	0.65	1,006,082	9,337	0.93
Borrowings	205,066	3,544	1.73	171,471	2,795	1.63	109,791	1,887	1.72
Total interest-bearing accounts	1,132,667	8,803	0.77	1,120,290	8,923	0.80	1,115,873	11,224	1.01
Non-Interest Bearing Accounts	165,470			152,057			140,926
Other Liabilities	15,271			14,586			13,989
Total Liabilities	1,313,408			1,286,933			1,270,788
Stockholders' Equity	131,979			119,097			131,970
Total liabilities and stockholders' equity	$1,445,387			$1,406,030			$1,402,758
Net Earning Assets	$203,955			$176,519			$176,180
Net Interest Income		$42,973			$42,255			$40,443
Net Interest Rate Spread (3)			3.10%			3.15%			2.99%
Net Yield on Average Interest-Earning Assets (4)			3.22%			3.26%			3.13%
Average Interest-Earning Assets to Average Interest- Bearing Liabilities	118.01%			115.76%			115.79%

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

	Year Ended December 31,
	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-Earning Assets:
Interest -bearing deposits	$-	$(3)	$(3)	$-	$(12)	$(12)
Investment securities available for sale	(154)	208	54	(361)	290	(71)
Loans receivable	2,193	(1,525)	668	836	(1,342)	(506)
Stock in FHLB of Indianapolis	(151)	30	(121)	(4)	104	100

Total interest-earning assets	$1,888	$(1,290)	$598	$471	$(960)	$(489)

Interest-Bearing Liabilities:
Savings deposits	$1	$(1)	$-	$1	$-	$1
Money market accounts	59	(11)	48	65	16	81
Demand and NOW accounts	11	2	13	(16)	(54)	(70)
Certificate accounts	(660)	(270)	(930)	(1,385)	(1,836)	(3,221)
Borrowings	548	201	749	1,060	(152)	908

Total interest-bearing liabilities	$(41)	$(79)	$(120)	$(275)	$(2,026)	$(2,301)

Change in net interest income			$718			$1,812

Comparison of Results of Operations for the Years Ended December 31, 2015 and 2014.

General. Net income available to common stockholders for the year ended December 31, 2015 was $12.3 million or $1.66 basic and $1.62 diluted earnings per common share compared to net income available to common stockholders of $11.0 million, or $1.54 basic and $1.49 diluted earnings per common share for the year ended December 31, 2014.

Interest Income. Total interest income increased $598,000, or 1.2%, to $51.8 million during the year ended December 31, 2015 from $51.2 million during the year ended December 31, 2014. The $39.8 million increase in average interest-earning assets to $1.3 billion at year end 2015 was partially offset by an eight basis point decrease in average yield on interest-earning assets to 3.87% in 2015 compared to 3.95% in 2014 as interest earning assets continue to reprice lower. Interest income on loans in 2015 was $44.2 million compared to $43.5 million in 2014, reflecting a $50.2 million increase in average loan balances, partially offset by a 15 basis point decrease in the weighted average yield on loans in 2014 to 4.22%. Interest income on investments, incuding FHLB stock, decreased slightly in 2015 by $67,000 to $7.6 million reflecting seven basis point increase in the weighted average yield on investments in 2015 to 2.81%, offset by the $9.1 million decrease in average investments to $269.5 in 2015.

Interest Expense. Interest expense decreased $120,000, or 1.3%, to $8.8 million during the year ended December 31, 2015 compared to $8.9 million during the year ended December 31, 2014. The primary reason for this decrease was a decline of three basis points on interest-bearing liabilities from 0.80% during 2014 to 0.77% during 2015, which was primarily due to continued re-pricing of deposit accounts. Interest expense on deposits decreased $869,000, due to an eight basis point decline in average rates combined with a $21.2 million decrease in average interest-bearing deposits. Interest expense on borrowings increased $749,000 as a result of a ten basis point increase in average rates and a $33.6 million increase in average borrowings during 2015.

Net Interest Income. Net interest income before the provision for loan losses increased $718,000 in 2015 compared to 2014. The increase was a result of an increase of $39.8 million in average interest-earning assets due to an increase in the average loan portfolio of $50.2 million. This increase was partially offset by the net interest margin decreasing to 3.22% in 2015 compared to 3.26% in 2014. Tax equivalent net interest margin was 3.29% in 2015 compared to 3.31% in 2014. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

Provision for Loan Losses. The provision for loan losses for the year 2015 was $125,000 compared to $850,000 in 2014. The decrease was primarily due to a decline in net charge-offs and improving asset quality. Net charge-offs for the year 2015 totaled $652,000, or 0.06% of loans, compared to $1.1 million, or 0.11%, in 2014.

Non-Interest Income. Non-interest income increased in 2015 by $2.3 million, from $14.9 million in 2014.

	Year Ended		Amount	Percent
	12/31/2015	12/31/2014	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$5,947	$5,995	$(48)	(0.80)%
Net realized gain (loss) on sale of securities	436	313	123	39.30
Commissions	4,603	4,868	(265)	(5.44)
Net gains on sales of loans	4,176	1,849	2,327	125.85
Net servicing fees	274	114	160	140.35
Increase in cash surrender value of life insurance	1,184	1,158	26	2.25
Loss on sale of other real estate and repossessed assets	(111)	(53)	(58)	109.43
Other income	630	641	(11)	(1.72)
Total	$17,139	$14,885	$2,254	15.14%

The increase in non-interest income was driven by a $2.3 million increase in net gain on sale of loans due to increased activity at the Bank and its subsidiary, Summit Mortgage, Inc., which was acquired in the third quarter of 2014.

Non-Interest Expense. Non-interest expense increased by $1.8 million to $43.1 million in 2015.

	Year Ended		Amount	Percent
	12/31/2015	12/31/2014	Change	Change
	(Dollars in thousands)
Non-Interest Expense:
Salaries and employee benefits	$25,526	$23,560	$1,966	8.34%
Net occupancy expenses	2,260	2,258	2	0.09
Equipment expenses	1,831	1,872	(41)	(2.19)
Data processing fees	1,746	1,558	188	12.07
Advertising and promotion	1,193	1,497	(304)	(20.31)
ATM expense	1,436	1,320	116	8.79
Deposit insurance	897	1,019	(122)	(11.97)
Professional fees	1,695	1,628	67	4.12
Software subscriptions and publications	1,749	1,652	97	5.87
Other real estate and repossessed assets	374	631	(257)	(40.73)
Other expenses	4,440	4,383	57	1.30
Total	$43,147	$41,378	$1,769	4.28%

The increase was primarily a result of expenses associated with Summit Mortgage which was acquired in the third quarter of 2014, which increased expenses by $1.6 million in 2015 mainly in salaries and employee benefits.

Income Tax Expense. Income tax expense in 2015 increased $712,000 compared to 2014. The effective tax rate for 2015 was 27.2% compared to 25.9% for 2014 due to increased pre-tax income and decreased low income housing credits.

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

Other Income. Other (non-interest) income increased in 2014 by $822,000 from $14.1 million in 2013.

	Year Ended		Amount	Percent
	12/31/2014	12/31/2013	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$5,995	$5,989	$6	0.10%
Net realized gain (loss) on sale of securities	313	835	(522)	(62.51)
Commissions	4,868	4,354	514	11.81
Net gains on sales of loans	1,849	852	997	117.02
Net servicing fees	114	556	(442)	(79.50)
Increase in cash surrender value of life insurance	1,158	1,396	(238)	(17.05)
Loss on sale of other real estate and repossessed assets	(53)	(320)	267	(83.44)
Other income	641	401	240	59.85
Total	$14,885	$14,063	$822	5.85%

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

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. It is overseen by the Asset and Liability Management Committee. The Board of Directors required the Bank to maintain a minimum liquidity ratio of 10% of deposits. At December 31, 2015, our ratio was 26.3%. The Company is currently in excess of the minimum liquidity ratio set by the Board due to a larger than historical investment portfolio. Management continues to seek to utilize liquidity off of the investment portfolio to fund loan growth over the next few years as demand for loans increase. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed and municipal securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). At December 31, 2015, on a consolidated basis, the Company had $282.1 million in cash and investment securities available for sale and $6.0 million in loans held for sale generally available for its cash needs. We can also generate funds from borrowings, primarily FHLB advances, and, to a lesser degree, third party loans. At December 31, 2015, the Bank had the ability to borrow an additional $66.4 million in FHLB advances. In addition, we have historically sold 15- and 30-year long-term, fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity. The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, the payment of which is subject to regulatory limits. At December 31, 2015, the Company, on an unconsolidated basis, had $2.8 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2015, the approved outstanding loan commitments, including unused lines of credit, amounted to $228.5 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2015, totaled $143.4 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. For the year ended December 31, 2015, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At December 31, 2015, the Bank had $128.2 million in commitments to make loans, $7.4 million in undisbursed portions of closed loans, $93.0 million in unused lines of credit and $2.5 million in standby letters of credit. In addition, on a consolidated basis, at December 31, 2015, the Company had $235.1 million in outstanding non-deposit borrowings, of which $24.3 million is due during 2015.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. See “Item 1 - Business- How We Are Regulated - Regulatory Capital Requirements.” The FDIC may require the Bank to have additional capital above the specific regulatory levels if it believes the Bank is subject to increased risk due to asset problems, high interest rate risk and other risks. The Company is subject to minimum capital requirements imposed by the FRB, which are substantially similar to those imposed on the Bank, including guidelines for bank holding companies to be considered well-capitalized.

The Company did not repurchase any common stock in 2015.

At December 31, 2015, the Bank’s regulatory capital exceeded the FDIC regulatory requirements, and the Bank was well-capitalized under regulatory prompt corrective action standards. In addition, at December 31, 2015, the Company’s capital levels exceeded the FRB’s requirements, and the Company was considered well-capitalized under FRB guidelines. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain well-capitalized status.

Our capital ratios at December 31, 2015 are reflected below:

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage Capital Level (1) :
MutualFirst Consolidated	$132,727	9.1%	$58,608	4.0%	N/A	N/A
MutualBank	134,754	9.2	58,509	4.0	$73,136	5.0%
Common Equity Tier 1 Capital Level (2) :
MutualFirst Consolidated	$131,520	12.5%	$47,331	4.5%	N/A	N/A
MutualBank	134,754	12.8	47,309	4.5	$68,336	6.5%
Tier 1 Risk-Based Capital Level (2) :
MutualFirst Consolidated	$132,727	12.6%	$63,108	6.0%	N/A	N/A
MutualBank	134,757	12.8	63,079	6.0	$84,106	8.0%
Total Risk-Based Capital Level (3) :
MutualFirst Consolidated	$145,368	13.8%	$84,144	8.0%	N/A	N/A
MutualBank	147,395	14.0	84,106	8.0	$105,132	10.0%

(1) Tier 1 Capital to Average Total Assets of $1.5 billion for the Bank and $1.5 billion for the Company at December 31, 2015.

(2) Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.1 billion for the Bank and $1.1 billion for the Company at December 31, 2015.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin and improve earnings. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term, fixed-rate loans in our portfolio, during 2015 we sold in the secondary market $145.4 million of fixed rate, one- to four-family mortgage loans with a term to maturity of 15 years or greater, which was 71% of all such loans originated by the Bank during the year.

If past rate movements are an indication of future changes, they usually are neither instantaneous nor do a majority of core deposits reprice at the same level as rates change. The following chart reflects the Bank’s percentage change in net interest income, over a one year time period, and net portfolio value (NPV) assuming an instantaneous parallel rate shock in a range from down 100 basis points to up 400 basis points as of December 31, 2015.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(7.0)%	(14.2)%
Up 300 basis points	(4.5)%	(11.9)%
Up 200 basis points	(2.2)%	(7.9)%
Up 100 basis points	(0.5)%	(4.6)%
Down 100 basis points	(7.8)%	(11.4)%

The following chart indicates the Company’s percentage change in net interest income and NPV assuming rate movements that are not instantaneous, but change gradually over one year.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(2.9)%	(11.0)%
Up 300 basis points	(2.7)%	(10.2)%
Up 200 basis points	(2.0)%	(7.2)%
Up 100 basis points	(0.9)%	(4.4)%
Down 100 basis points	(6.6)%	(11.4)%

The analyses indicate that net interest income and NPV would decline in an instantaneous upward or downward rate shock. While our balance sheet is slightly liability sensitive, the model does not take into consideration any rates below zero. Since deposit rates are close to the floor, there would be limited opportunity to reprice deposits in a downward rate environment.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the chart. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the tables. Therefore, the Company also considers potential interest rate shocks that are not immediate parallel shocks in various rate scenarios. Management currently believes that interest rate risk is managed appropriately in more practical rate shock scenarios than those in the chart on the previous page.

Item 8. Financial Statements and Supplementary Data

MutualFirst Financial, Inc.

Report of Independent Registered Public Accounting Firm and
Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

MutualFirst Financial, Inc.

Muncie, Indiana

We have audited the accompanying consolidated balance sheets of MutualFirst Finanacial, Inc. as of December 31, 2015, and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2015. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MutualFirst Financial, Inc. as of December 31, 2015, and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 25 to the consolidated financial statements, the Company has changed its method of accounting for investments in qualified affordable housing projects in all periods presented due to the adoption of ASU 2014-01.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MutualFirst Financial Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2016, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BKD, LLP

Indianapolis, Indiana

March 15, 2016

MutualFirst Financial, Inc.

Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	2015	2014
Assets
Cash and due from banks	$8,610	$7,475
Interest-bearing demand deposits	12,305	22,100
Cash and cash equivalents	20,915	29,575
Investment securities available for sale (carried at fair value)	261,138	260,806
Loans held for sale	5,991	6,140
Loans, net of allowance for loan losses of $12,641 and $13,168, at December 31, 2015 and 2014, respectively	1,068,204	1,003,518
Premises and equipment, net	31,048	30,939
Federal Home Loan Bank stock	10,482	11,964
Deferred tax asset, net	12,084	13,575
Cash value of life insurance	51,209	51,002
Goodwill	1,800	1,800
Core deposit and other intangibles	811	1,105
Other real estate owned and repossessed assets	2,456	3,305
Other assets	12,127	9,694
Total assets	$1,478,265	$1,423,423

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$179,542	$154,178
Interest-bearing	911,840	925,142
Total deposits	1,091,382	1,079,320
Federal Home Loan Bank advances	225,617	192,442
Other borrowings	9,458	10,174
Other liabilities	14,783	14,735
Total liabilities	1,341,240	1,296,671

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 7,422,061 and 7,236,002 shares at December 31, 2015 and December 31, 2014, respectively	74	72
Additional paid-in capital	77,363	74,916
Retained earnings	58,098	49,386
Accumulated other comprehensive income	1,490	2,378
Total stockholders' equity	137,025	126,752
Total liabilities and stockholders' equity	$1,478,265	$1,423,423

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Income
(In Thousands, Except Share and Per Share Data)

	2015	2014	2013
Interest and Dividend Income
Loans receivable	$44,190	$43,522	$44,028
Investment securities	7,090	7,036	7,107
Federal Home Loan Bank stock	482	603	503
Deposits with financial institutions	14	17	29
Total interest and dividend income	51,776	51,178	51,667

Interest Expense
Deposits	5,259	6,128	9,337
Federal Home Loan Bank advances	3,063	2,225	1,284
Other	481	570	603
Total interest expense	8,803	8,923	11,224

Net Interest Income	42,973	42,255	40,443
Provision for loan losses	125	850	1,300
Net Interest Income After Provision for Loan Losses	42,848	41,405	39,143

Non-interest Income
Service fee income	5,947	5,995	5,989
Net realized gain on sales of available for sale securities	436	313	835
Commissions	4,603	4,868	4,354
Net gains on sales of loans	4,176	1,849	852
Net servicing fees	274	114	556
Increase in cash value of life insurance	1,184	1,158	1,396
Loss on sale of other real estate and repossessed assets	(111)	(53)	(320)
Other income	630	641	401
Total non-interest income	17,139	14,885	14,063

Non-interest Expenses
Salaries and employee benefits	25,526	23,560	22,492
Net occupancy expenses	2,260	2,258	2,087
Equipment expenses	1,831	1,872	1,837
Data processing fees	1,746	1,558	1,431
Advertising and promotion	1,193	1,497	1,464
ATM and debit card expenses	1,436	1,320	1,132
Deposit insurance	897	1,019	1,145
Professional fees	1,695	1,628	1,394
Software subscriptions and maintenance	1,749	1,652	1,452
Other real estate and repossessed assets	374	631	773
Other expenses	4,440	4,383	4,480
Total non-interest expenses	43,147	41,378	39,687

Income Before Income Tax	16,840	14,912	13,519
Income tax expense	4,578	3,866	4,136

Net Income	12,262	11,046	9,383
Preferred stock dividends and accretion	-	-	1,257

Net Income Available to Common Shareholders	$12,262	$11,046	$8,126

Earnings Per Share
Basic	$1.66	$1.54	$1.15
Diluted	$1.62	$1.49	$1.12
Dividends Per Share	$0.48	$0.32	$0.24

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Comprehensive Income
(In Thousands)

	2015	2014	2013
Net Income	$12,262	$11,046	$9,383
Other Comprehensive Income (Loss)
Net unrealized holding gain (loss) on securities available for sale	(1,186)	8,921	(9,810)
Net unrealized gain on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in income	12	381	800
Reclassification adjustment for realized gains included in net income	(436)	(313)	(835)
Net unrealized gain on derivative used for cash flow hedges	108	150	157
Net unrealized gain (loss) relating to defined benefit plan	77	(209)	149
	(1,425)	8,930	(9,539)
Income tax (expense) benefit related to other comprehensive income	537	(3,137)	3,321
Other comprehensive income (loss), net of tax	(888)	5,793	(6,218)

Comprehensive Income	$11,374	$16,839	$3,165

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share and Per Share Data)

	Preferred Stock	Paid-in Capital Preferred	Common Stock	Paid-in Capital Common	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Benefit Plan Shares	Total
Balances, January 1, 2013	$1	$28,923	$71	$72,610	$35,403	$2,803	$(318)	$139,493
Cumulative effect of change in accounting principle for low income housing tax credits					(1,196)			(1,196)
Balances, January 1, 2013, as adjusted	1	28,923	71	72,610	34,207	2,803	(318)	138,297
Net income					9,383			9,383
Other comprehensive loss, net of taxes						(6,218)		(6,218)
Stock options, exercised				538				538
Stock options, vested				32				32
Stock repurchased and retired	(1)	(28,923)						(28,924)
Cash dividends, common stock ($.24 per share)					(1,696)			(1,696)
Cash dividends, preferred stock (5%)					(1,257)			(1,257)
ESOP shares earned				156			318	474
Balances December 31, 2013	-	-	71	73,336	40,637	(3,415)	-	110,629
Net income					11,046			11,046
Other comprehensive income, net of taxes						5,793		5,793
Stock options, exercised			1	1,346				1,347
Tax benefit on stock options				234				234
Cash dividends, common stock ($.32 per share)					(2,297)			(2,297)
Balances December 31, 2014	-	-	72	74,916	49,386	2,378	-	126,752
Net income					12,262			12,262
Other comprehensive loss, net of taxes						(888)		(888)
Stock options, exercised			2	2,009				2,011
Tax benefit on stock options				438				438
Cash dividends, common stock ($.48 per share)					(3,550)			(3,550)
Balances December 31, 2015	$-	$-	$74	$77,363	$58,098	$1,490	$-	$137,025

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Cash Flows
(In Thousands, Except Share and Per Share Data)

	2015	2014	2013
Operating Activities
Net income	$12,262	$11,046	$9,383
Items not requiring cash
Provision for loan losses	125	850	1,300
Depreciation and amortization	4,546	4,113	5,756
Deferred income tax	1,926	1,087	2,387
Loans originated for sale	(145,749)	(67,295)	(67,787)
Proceeds from sales of loans held for sale	149,613	64,614	70,926
Gain on sale of loans held for sale	(4,176)	(1,849)	(852)
Net gain on sale of securities, available for sale	(436)	(313)	(835)
Loss on sale of other real estate and repossessed assets	111	53	320
Prepaid FDIC premium	-	-	1,647
Change in
Interest receivable and other assets	(1,321)	(386)	(586)
Interest payable and other liabilities	277	774	507
Cash value of life insurance	(1,184)	(1,158)	(1,396)
Other equity adjustment	-	-	474
Other adjustments	143	474	375
Net cash provided by operating activities	16,137	12,010	21,619

Investing Activities
Purchases of securities, available for sale	(67,414)	(48,001)	(99,766)
Proceeds from maturities and paydowns of securities, available for sale	41,824	31,709	53,348
Proceeds from sales of securities, available for sale	23,109	28,317	53,179
Redemption of Federal Home Loan Bank stock	2,154	2,427	-
Purchase of Federal Home Loan Bank stock	(672)	-	-
Net change in loans	(67,561)	(41,611)	(3,863)
Purchases of premises and equipment	(2,413)	(1,306)	(1,025)
Cash paid in acquisition, net	-	(900)	-
Proceeds from real estate owned sales	2,260	7,605	3,753
Proceeds from bank owned life insurance benefit payment	977	-	-
Net cash provided by (used in) investing activities	(67,736)	(21,760)	5,626

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	62,642	36,828	35,215
Certificates of deposit	(50,580)	(70,593)	(106,140)
Proceeds from FHLB advances	355,700	493,700	355,375
Repayments of FHLB advances	(322,525)	(444,186)	(287,122)
Repayments of other borrowings	(759)	(759)	(759)
Redemption of preferred stock	-	-	(28,924)
Cash dividends	(3,550)	(2,297)	(2,953)
Stock options exercised	2,011	1,347	570
Net cash provided by (used in) financing activities	42,939	14,040	(34,738)
Net Change in Cash and Cash Equivalents	(8,660)	4,290	(7,493)
Cash and Cash Equivalents, Beginning of Period	29,575	25,285	32,778
Cash and Cash Equivalents, End of Period	$20,915	$29,575	$25,285

Additional Cash Flows Information
Interest paid	$8,827	$8,857	$11,145
Income tax paid	2,850	2,500	1,800
Transfers from loans to foreclosed real estate	1,301	2,129	5,038
Mortgage servicing rights capitalized	460	278	464
Transfers from fixed assets to other assets	702	-	-

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of MutualFirst Financial, Inc. (Company) and its wholly owned subsidiaries, MFBC Statutory Trust, MutualFirst Risk Management, Inc., and MutualBank (Bank) and the Bank’s wholly owned subsidiaries, Mishawaka Financial Services, Mutual Federal Investment Company and the wholly owned subsidiary of Mutual Federal Investment Company, Mutual Federal REIT, Inc. and Summit Service Corp. and their wholly owned subsidiary, Summit Mortgage, Inc., conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. The more significant of the policies are described below.

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

Cash Equivalents - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2015 and 2014, cash equivalents consisted primarily of money market accounts with brokers and checking accounts with government sponsored entities.

At December 31, 2015, the Company’s cash accounts exceeded federally insured limits by approximately $4.2 million. Included in this amount are uninsured accounts of approximately $2.2 million at the Federal Reserve Bank of Chicago and Federal Home Loan Bank of Indianapolis.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Investment Securities - Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. At December 31, 2015 and 2014, no securities were classified as held to maturity. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. When the Company does not intend to sell a debt security, and it is more likely than not that, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

The Company’s consolidated statement of income reflects the full impairment (that is, the differences between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available for sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

For equity securities, when the Company has decided to sell an impaired available for sale security and does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made.

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

Allowance for loan losses - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the inability to collect a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Investment in limited partnerships is recorded primarily on the proportional amortization method of accounting. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).

Intangible assets are being amortized on an accelerated basis over periods ranging from three to 11 years. Such assets are periodically evaluated as to the recoverability of their carrying value.

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

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized gains (losses) on available for sale securities, unrealized gains (losses) on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in income, unrealized and realized gains and losses in derivative financial instruments and changes in the funded status of defined benefit pension plans.

Stock options - The Company has stock-based employee compensation plans, which are described more fully in Note 20.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 2: Impact of Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) 2016-02, Leases. The objective of the amendment is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease.

The most significant changes under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and
•	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

The amendments in this updated are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating what impact this pronouncement will have on its financial position.

In January 2016, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).

The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this Update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement for to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities.

The new guidance is effective for fiscal years beginning of December 15, 2017, including interim periods within those fiscal years. The Company does not anticipate that this ASU will have a material effect on its financial position or results of operations.

In December 2015, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) 2015-16, Business Combinations, Simplifying the Accounting for Measurement-Period Adjustments. The objective of this Update was to simplify the accounting for adjustments made to provisional amounts recognized in a business combination. The amendments eliminate the requirement to retrospectively account for those adjustments.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim period within those fiscal years. The Company does not anticipate that this ASU will have a material effect on its financial position or results of operations.

Note 3: Restriction on Cash

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank of Chicago. The reserve requirement at December 31, 2015 was $2,145,000.

Note 4: Investment Securities

The amortized costs and approximate fair values, together with gross unrealized gains and losses on securities, are as follows:

	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$106,524	$1,562	$(248)	$107,838
Collateralized mortgage obligations	84,976	537	(861)	84,652
Municipal obligations	54,427	2,781	(20)	57,188
Corporate obligations	12,805	1	(1,346)	11,460
Total investment securities	$258,732	$4,881	$(2,475)	$261,138

	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$110,452	$2,927	$(89)	$113,290
Collateralized mortgage obligations	97,325	1,270	(836)	97,759
Federal agencies	4	-	-	4
Municipal obligations	27,246	2,013	(7)	29,252
Corporate obligations	21,763	44	(1,306)	20,501
Total investment securities	$256,790	$6,254	$(2,238)	$260,806

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

All mortgage-backed securities and collateralized-mortgage obligations held by the Company as of December 31, 2015 were in government-sponsored and federal agency securities.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2015 and 2014 was $97.6 million and $67.5 million, which is approximately 37.4 percent and 25.9 percent of the Company’s investment portfolio at those dates.

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

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014:

	2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities	$38,649	$(248)	$-	$-	$38,649	$(248)
Collateralized mortgage obligations	27,457	(281)	21,271	(580)	48,728	(861)
Municipal obligations	2,739	(17)	491	(3)	3,230	(20)
Corporate obligations	4,425	(75)	2,534	(1,271)	6,959	(1,346)
Total temporarily impaired securities	$73,270	$(621)	$24,296	$(1,854)	$97,566	$(2,475)

	2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities	$1,069	$(9)	$19,580	$(80)	$20,649	$(89)
Collateralized mortgage obligations	5,075	(40)	34,159	(796)	39,234	(836)
Municipal obligations	-	-	631	(7)	631	(7)
Corporate obligations	-	-	6,995	(1,306)	6,995	(1,306)
Total temporarily impaired securities	$6,144	$(49)	$61,365	$(2,189)	$67,509	$(2,238)

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Collateralized Mortgage Obligations (CMO) and Mortgage-Backed Securities (MBS)

The unrealized losses on the Company’s investment in CMOs and MBSs were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because (1) the decline in market value is attributable to changes in interest rates and not credit quality, (2) the Company does not intend to sell the investments and (3) it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015.

Municipals

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the investment securities to be other-than-temporarily impaired at December 31, 2015.

Corporate Obligations

The Company’s unrealized loss on investments in corporate obligations primarily relates to investments in pooled trust preferred securities. The unrealized losses were primarily caused by (1) a decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (2) a sector downgrade by several industry analysts. The Company currently expects some of the securities to settle at a price less than the amortized cost basis of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security). The Company has recognized a loss equal to the credit loss for these securities, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell these investments and it is likely that the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be at maturity, it does not consider the remainder of the investments to be other-than-temporarily impaired at December 31, 2015.

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

	Accumulated Credit Losses
	2015	2014	2013
Credit losses on debt securities held
Beginning of period	$109	$1,205	$1,205
Reductions related to actual losses incurred	-	-	-
Reductions for previous credit losses realized on securities sold during the year	-	(1,096)	-
As of December 31,	$109	$109	$1,205

The amortized cost and fair value of securities available for sale at December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
Description Securities	Amortized Cost	Fair Value
Security obligations due
One to five years	$10,003	$9,964
Five to ten years	1,489	1,591
After ten years	55,740	57,093
	67,232	68,648
Mortgage-backed securities	106,524	107,838
Collateralized mortgage obligations	84,976	84,652
Totals	$258,732	$261,138

The Company did not have securities pledged as collateral, to secure public deposits or for other purposes as of December 31, 2015 or 2014.

Proceeds from sales of securities available for sale during 2015, 2014 and 2013 were $23,109,000, $28,317,000 and $53,179,000, respectively. Gross gains of $436,000, $1,176,000 and $898,000 in 2015, 2014 and 2013 were recognized on those sales. Gross losses of $0, $863,000 and $63,000 in 2015, 2014 and 2013 were recognized on those sales.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 5: Loans and Allowance

Classes of loans at December 31, 2015 and 2014 include:

	December 31,	December 31,
	2015	2014
Real estate
Commercial	$236,895	$198,019
Commercial construction and development	15,744	33,102
Consumer closed end first mortgage	491,451	517,063
Consumer open end and junior liens	70,990	71,073
	815,080	819,257
Other loans
Consumer loans
Auto	15,480	14,712
Boat/RVs	123,621	94,761
Other	6,171	5,184
Commercial and industrial	123,043	88,474
	268,315	203,131
Total loans	1,083,395	1,022,388
Undisbursed loans in process	(7,432)	(9,285)
Unamortized deferred loan costs, net	4,882	3,583
Allowance for loan losses	(12,641)	(13,168)
Net loans	$1,068,204	$1,003,518

Year-end non-accrual loans, segregated by class of loans, were as follows:

	December 31,	December 31,
	2015	2014
Real estate
Commercial	$2,356	$2,023
Commercial construction and development	-	209
Consumer closed end first mortgage	3,592	3,499
Consumer open end and junior liens	783	658
Consumer loans
Auto	-	-
Boat/RVs	81	191
Other	67	27
Commercial and industrial	25	605
	$6,904	$7,212

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

An age analysis of the Company’s past due loans, segregated by class of loans, as of December 31, 2015 and 2014 are as follows:

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days and Accruing
Real estate
Commercial	$922	$20	$2,212	$3,154	$233,741	$236,895	$-
Commercial construction and development	-	-	-	-	15,744	15,744	-
Consumer closed end first mortgage	7,272	1,328	3,091	11,691	479,760	491,451	267
Consumer open end and junior liens	296	187	765	1,248	69,742	70,990	-
Consumer loans
Auto	89	-	-	89	15,391	15,480	-
Boat/RVs	1,135	102	71	1,308	122,313	123,621	-
Other	89	14	62	165	6,006	6,171	-
Commercial and industrial	192	383	5	580	122,463	123,043	-
	$9,995	$2,034	$6,206	$18,235	$1,065,160	$1,083,395	$267

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days and Accruing
Real estate
Commercial	$1,308	$848	$325	$2,481	$195,538	$198,019	$-
Commercial construction and development	-	-	209	209	32,893	33,102	-
Consumer closed end first mortgage	8,144	1,220	2,160	11,524	505,539	517,063	226
Consumer open end and junior liens	969	130	27	1,126	69,947	71,073	-
Consumer loans
Auto	65	-	-	65	14,647	14,712	-
Boat/RVs	775	158	115	1,048	93,713	94,761	-
Other	92	27	14	133	5,051	5,184	-
Commercial and industrial	1,066	176	441	1,683	86,791	88,474	-
	$12,419	$2,559	$3,291	$18,269	$1,004,119	$1,022,388	$226

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following tables present impaired loans for the years ended December 31, 2015, 2014 and 2013:

	December 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$3,608	$3,608	$-	$4,115	$172
Commercial construction and development	595	595	-	735	31
Consumer closed end first mortgage	1,126	1,126	-	1,131	-
Consumer open end and junior liens	481	481	-	381	-
Commercial and industrial	214	214	-	423	2

Loans with a specific valuation allowance
Real estate
Commercial	676	676	100	793	20

Total
Real estate
Commercial	$4,284	$4,284	$100	$4,908	$192
Commercial construction and development	$595	$595	$-	$735	$31
Consumer closed end first mortgage	$1,126	$1,126	$-	$1,131	$-
Consumer open end and junior liens	$481	$481	$-	$381	$-
Commercial and industrial	$214	$214	$-	$423	$2

Total	$6,700	$6,700	$100	$7,578	$225

	December 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$4,933	$4,933	$-	$3,776	$161
Commercial construction and development	931	1,860	-	1,323	30
Consumer closed end first mortgage	1,138	1,138	-	1,142	8
Consumer open end and junior liens	-	-		100	3
Commercial and industrial	758	789	-	923	12

Total	$7,760	$8,720	$-	$7,264	$214

As of December 31, 2014, there were no impaired loans with a valuation allowance.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$3,148	$3,660	$-	$3,894	$160
Commercial construction and development	1,294	3,218	-	5,386	46
Consumer closed end first mortgage	1,483	2,071	-	2,582	33
Commercial and industrial	764	764	-	897	2

Loans with a specific valuation allowance
Real estate
Commercial construction and development	344	371	100	344	-
Commercial and industrial	424	624	235	566	20

Total
Real estate
Commercial	$3,148	$3,660	$-	$3,894	$160
Commercial construction and development	$1,638	$3,589	$100	$5,730	$46
Consumer closed end first mortgage	$1,483	$2,071	$-	$2,582	$33
Commercial and industrial	$1,188	$1,388	$235	$1,463	$22

Total	$7,457	$10,708	$335	$13,669	$261

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2015 and 2014.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

December 31, 2015
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real Estate	Construction and Development	Commercial and Industrial
Pass	$226,439	$13,986	$119,540
Special Mention	4,137	1,309	3,300
Substandard	6,319	449	203
Doubtful	-	-	-
Total	$236,895	$15,744	$123,043

Consumer Credit Exposure Credit Risk Profile
Internal Rating	Closed End First Mortgage	Real Estate Open End and Junior Liens	Auto	Boat/RV	Other
Pass	$484,658	$70,086	$15,480	$123,490	$6,097
Special Mention	-	-	-	-	-
Substandard	6,793	904	-	131	74
Total	$491,451	$70,990	$15,480	$123,621	$6,171

December 31, 2014
Commercial Credit Exposure Credit Risk Profile
Internal Rating	Real Estate	Construction and Development	Commercial and Industrial
Pass	$187,436	$30,422	$84,746
Special Mention	3,316	1,721	439
Substandard	7,267	959	2,848
Doubtful	-	-	441
Total	$198,019	$33,102	$88,474

Consumer Credit Exposure Credit Risk Profile
Internal Rating	Closed End First Mortgage	Real Estate Open End and Junior Liens	Auto	Boat/RV	Other
Pass	$509,765	$70,299	$14,704	$94,377	$5,125
Special Mention	-	-	-	-	-
Substandard	7,298	774	8	384	59
Total	$517,063	$71,073	$14,712	$94,761	$5,184

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2015, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses on other segments.

	December 31, 2015
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$7,085	$3,471	$2,612	$13,168
Provision charged to expense	(389)	(179)	693	125
Losses charged off	(104)	(643)	(640)	(1,387)
Recoveries	498	34	203	735
Balance, end of period	$7,090	$2,683	$2,868	$12,641

Ending balance:
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	6,990	2,683	2,868	12,541
Total allowance for loan losses	$7,090	$2,683	$2,868	$12,641

Loans:
Ending balance
Individually evaluated for impairment	$5,093	$1,126	$481	$6,700
Collectively evaluated for impairment	370,589	490,325	215,781	1,076,695
Total Loans	$375,682	$491,451	$216,262	$1,083,395

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

At December 31, 2015 and 2014, the Company had a number of loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following tables describe troubled debts restructured during the years ended December 31, 2015, 2014 and 2013.

	December 31, 2015
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	4	$2,399	$2,406
Commercial construction and development	1	155	155
Consumer closed end first mortgage	8	287	287
Consumer open end and junior liens	3	51	51
Consumer loans
Auto	2	25	25
Commercial and industrial	1	88	83

	December 31, 2014
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	6	$1,229	$1,248
Consumer closed end first mortgage	12	1,493	1,139
Consumer open end and junior liens	5	58	59
Commercial and industrial	2	193	223

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2013
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	3	$1,532	$1,601
Commercial construction and development
Consumer closed end first mortgage	24	1,706	1,884
Consumer open end and junior liens	30	1,236	1,249
Consumer loans
Auto	2	22	22
Boat/RVs	6	172	171
Other	1	11	11
Commercial and industrial	3	1,122	843

The impact on the allowance for loan losses was insignificant as a result of these modifications.

Newly restructured loans by type for the years ended December 31, 2015, 2014 and 2013 are as follows:

	December 31, 2015
	Interest Only	Term	Combination	Total Modification
Real Estate
Commercial	$-	$2,406	$-	$2,406
Commercial construction and development	-	-	155	155
Consumer closed end first mortgage	-	11	276	287
Consumer open end junior lien	-	51	-	51
Consumer
Auto	-	25	-	25
Commercial and industrial	-	83	-	83

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Defaults of any loans modified as troubled debt restructurings made in the years ended December 31, 2015, 2014 and 2013, respectively, are listed in the table below. Defaults are defined as any loans that become 90 days past due. We have included an other commercial loan in the default category as of December 31, 2013 in the table below, due to a large subsequent charge-off after modification.

	December 31, 2015
	No. of Loans	Post-Modification Outstanding Recorded Balance
Real Estate
Commercial	1	$820

	December 31, 2014
	No. of Loans	Post-Modification Outstanding Recorded Balance
Real Estate
Consumer closed end first mortgage	4	$663
Consumer open end and junior liens	1	23

	December 31, 2013
	No. of Loans	Post-Modification Outstanding Recorded Balance
Real Estate
Consumer closed end first mortgage	3	$210
Commercial and industrial	1	634

At December 31, 2015, the Company held residential real estate held for sale as a result of foreclosure totaling $682,000 and real estate in the process of foreclosure of $1.5 million.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The aggregate amount of loans, as defined, to such related parties was as follows:

2015
Balances, January 1,	$7,967
Change in composition	139
New loans, including renewals	5,457
Payments, etc., including renewals	(5,501)
Balances, December 31,	$8,062

Note 7: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2015	2014
Cost
Land	$12,393	$13,100
Buildings and land improvements	26,651	25,334
Equipment	12,877	12,555
Total cost	51,921	50,989
Accumulated depreciation and amortization	(20,873)	(20,050)
Net	$31,048	$30,939

Note 8: Core Deposit and Other Intangibles

The carrying basis of recognized intangible assets at December 31, 2015 and 2014, were:

	2015	2014
Core deposits	$444	$840
Other intangibles	367	265
	$811	$1,105

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Amortization expense for the years ended December 31, 2015, 2014 and 2013, was $517,000, $647,000 and $782,000, respectively. Estimated amortization expense for each of the next five years is:

2016	$420
2017	264
2018	114
2019	13
2020	-
$811

Note 9: Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 were:

	2015	2014
Balance as of January 1	$1,800,000	$-
Goodwill acquired during the year	-	1,800,000
Balance as of December 31	$1,800,000	$1,800,000

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

Goodwill is tested for impairment on an annual basis as of October 1, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. No events or changes in circumstances have occurred since the annual impairment test that would suggest is was more likely than not goodwill impairment existed.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 10: Deposits

Deposits were comprised of the following at December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
Noninterest-bearing demand	$179,542	$154,178
Interest-bearing demand	267,089	253,042
Savings	131,578	124,051
Money market savings	162,551	146,847
Certificates and other time deposits of $100,000 or more	147,268	164,543
Other certificates	203,354	236,659
Total deposits	$1,091,382	$1,079,320

Certificates, including other time deposits of $100,000 or more, maturing in years ending December 31 are as follows:

2016	$143,476
2017	76,035
2018	38,023
2019	31,960
2020	57,302
Thereafter	3,826
$350,622

Note 11: Federal Home Loan Bank Advances

FHLB advances maturing in years ending December 31 are as follows:

2016	$23,526
2017	47,528
2018	39,030
2019	40,533
2020	36,500
Thereafter	38,500
$225,617

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

At December 31, 2015, the Company had pledged $401,600,000 in qualifying first mortgage loans as collateral for advances and outstanding letters of credit. Advances, at interest rates from 0.58% to 6.73% at December 31, 2015, were subject to restrictions or penalties in the event of prepayment.

At December 31, 2015, the Company had a total of $10 million in putable and $35 million in symmetrical advances with Federal Home Loan Bank.

Note 12: Other Borrowings

Other borrowings consisted of the following components as of December 31:

	2015	2014
Note payable	$5,312	$6,071
Subordinated debenture, net of discount	4,146	4,103
Total	$9,458	$10,174

The Company borrowed $7,589,000 from First Tennessee Bank, N.A. at a variable rate of LIBOR plus 2.80%, with principal and interest payments made quarterly. Company also has an interest rate swap that fixed the variable rate portion of this loan for the term of the note at 3.92%. The loan is collateralized by the Bank’s stock and matures in December 2017.

The maturity of the First Tennessee note is as follows:

Principal Payments Due in Years Ending December 31:
2016	$759
2017	4,553
$5,312

The Company assumed $5,000,000 in debentures as the result of an acquisition of MFB Corp. in 2008. In 2005, MFB Corp. had formed MFBC Statutory Trust (MFBC), as a wholly owned business trust, to sell trust preferred securities. The proceeds from the sale of these trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from the acquired company. The junior subordinated debentures are the sole assets of MFBC and are fully and unconditionally guaranteed by the Company. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The rate resets quarterly at the prevailing three-month LIBOR rate plus 170 basis points. The Company may redeem the trust preferred securities, in whole or in part, without penalty, on or after September 15, 2010. These securities mature on September 15, 2035. The net balance of the note as of December 31, 2015 was $4,146,000 due to the fair value adjustment of the note made at the time of the acquisition.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 13: Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans consist of the following:

	2015	2014
Loans serviced for
Freddie Mac	$295,613	$295,589
Fannie Mae	11,535	16,024
FHLB	12,677	12,963
Other investors	1,763	1,670
	$321,588	$326,246

The aggregate fair value of capitalized mortgage servicing rights is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates. The amount of servicing fees collected during 2015, 2014 and 2013 totaled approximately $814,000, $832,000, and $896,000, respectively.

	2015	2014	2013
Mortgage-servicing rights
Balances, January 1	$1,417	$1,858	$2,396
Servicing rights capitalized	458	278	464
Amortization of servicing rights	(540)	(719)	(1,002)
	1,335	1,417	1,858
Valuation allowance	-	-	-
	$1,335	$1,417	$1,858

The fair value of servicing rights subsequently measured using the amortization method was as follows:

	2015	2014	2013
Mortgage-servicing rights
Fair value, beginning of period	$2,048	$2,106	$1,731
Fair value, end of period	2,179	2,048	2,106

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Activity in the valuation allowance for mortgage servicing rights was as follows:

	2015	2014	2013
Balance, beginning of year	$-	$-	$665
Additions	-	-	-
Reductions	-	-	(665)
Balance, end of year	$-	$-	$-

Note 14: Income Tax

The provision for income taxes includes these components:

	2015	2014	2013
Income tax expense
Currently payable
Federal	$2,909	$3,040	$2,426
State	(257)	(261)	(677)
Deferred
Federal	1,449	606	1,546
State	477	481	841
Total income tax expense	$4,578	$3,866	$4,136

A reconciliation of income tax expense at the federal statutory rate to actual tax expense is shown below:

	2015	2014	2013
Federal statutory income tax at 34%	$5,721	$4,897	$4,423
Other than temporary impairment	-	(615)	-
State taxes	145	145	109
Low income housing credits	(96)	(107)	(159)
Tax-exempt income	(1,111)	(818)	(725)
Other	(81)	364	488
Actual tax expense	$4,578	$3,866	$4,136
Effective tax rate	27.21%	25.93%	30.59%

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The components of the deferred asset included on the consolidated balance sheets were as follows:

	2015	2014
Assets
Allowance for loan losses	$5,091	$5,344
Deferred compensation	3,193	3,191
Business tax and AMT credit carryovers	4,776	5,463
Capital loss carryover	139	144
Net operating loss carryover	1,845	2,148
Goodwill impairment	2,188	2,611
Purchase accounting adjustments	1,060	1,120
Other	1,275	1,306
Total assets	19,567	21,327

Liabilities
Unrealized gain on securities available for sale	$(720)	$(1,375)
Depreciation and amortization	(465)	(532)
FHLB stock	(358)	(447)
State income tax	(585)	(757)
Loan fees	(298)	(245)
Investments in limited partnerships	(2,255)	(2,314)
Mortgage servicing rights	(572)	(501)
Other	(1,010)	(361)
Total liabilities	(6,263)	(6,532)

Valuation Allowance
Beginning balance	(1,220)	(1,835)
Decrease during period	-	615
Ending balance	(1,220)	(1,220)
Net deferred tax asset	$12,084	$13,575

The Company has unused business income tax credits of $3,425,000 that will begin to expire in 2027 and a state net operating loss of $26,358,000 that will begin to expire in 2022. In addition, the Company has an AMT credit carryover of $1,351,000 with an unlimited carryover period. Management believes that the Company will be able to utilize the benefits recorded for the state loss carryforwards and federal credits within the allotted time periods, except for the amount represented by the valuation allowance. The valuation allowance has been recorded for the possible inability to use a portion of the state net operating loss carryover as well as the inability to utilize the capital losses generated from realized losses and losses recognized related to other than temporary impairment.

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

Note 15: Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2015	2014
Net unrealized gain on securities available for sale	$3,311	$4,933
Net unrealized loss on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in income	(905)	(917)
Net unrealized loss on derivative used for cash flow hedges	(1)	(109)
Net unrealized loss relating to defined benefit plan liability	(32)	(109)
	2,373	3,798
Tax expense	883	1,420
Net of tax amount	$1,490	$2,378

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Statement of Income for the years ended December 31, 2015, 2014 and 2013.

	Amount Reclassified from Accumulated Other Comprehensive Income For the Year Ended December 31,
Details about Accumulated Other Comprehensive Income Components	2015	2014	2013	Affected Line Item in the Statements of Income
Unrealized gains on available for sale securities
Realized securities gains reclassified into income	$436	$313	$835	Net realized gains on sale of available for sale securities
Related income tax expense	(148)	(106)	(284)	Income tax expense

Total reclassifications for the period, net of tax	$288	$207	$551

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

Financial instruments whose contract amount represents credit risk as of December 31:

	2015	2014
Loan commitments	$228,548	$200,189
Standby letters of credit	2,464	2,288

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

The Company has entered into employment agreements with certain officers that provide for the continuation of salary and certain benefits for a specified period of time under certain conditions. Under the terms of the agreement, these payments could occur in the event of a change in control of the Company.

Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days, and which are primarily intended for sale to investors in the secondary market. Total mortgage loans in the process of origination amounted to $1,730,000 and $817,000, and mortgage loans held for sale amounted to $5,991,000 and $6,140,000, at December 31, 2015 and 2014, respectively.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 17: Stockholders’ Equity

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding retained net income for the previous two calendar years and the current year. In the event the Bank becomes unable to pay dividends to the Company, the Company may not be able to service its debt, pay its other obligations or pay dividends on its common stock. At December 31, 2015, the Bank was not able to pay dividends without prior regulatory notification.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2015 and 2014, the Company and Bank meet all capital adequacy requirements to which it is subject.

In July 2013, the three federal bank regulatory agencies jointly published final rules (the Basel III Capital Rules) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. These rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. These rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach. The Basel III Capital Rules were effective for the Company and Bank on January 1, 2015 (subject to a four-year phase-in period).

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (CET1), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 Capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations.

Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015, are as follows:

4.5% CET1 to risk-weighted assets

6.0% Tier 1 capital to risk-weighted assets

8.0% Total capital to risk-weighted assets

4.0% Minimum leverage ratio

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015, and will phase in over a four-year period (beginning at 40% on January 1, 2015, and an additional 20% per year thereafter). Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer begins on January 1, 2016, at the 0.625% level and will phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019).

The Company’s and Bank’s actual capital amounts and ratios are presented in the table below.

	December 31, 2015
	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level (1) :
MutualFirst Consolidated	$132,727	9.1%	$58,608	4.0%	N/A	N/A
MutualBank	134,754	9.2	58,509	4.0	$73,136	5.0%
Common Equity Tier 1 Capital Level (2) :
MutualFirst Consolidated	$131,520	12.5%	$47,331	4.5%	N/A	N/A
MutualBank	134,754	12.8	47,309	4.5	$68,336	6.5%
Tier 1 Risk-Based Capital Level (3) :
MutualFirst Consolidated	$132,727	12.6%	$63,108	6.0%	N/A	N/A
MutualBank	134,754	12.8	63,079	6.0	$84,106	8.0%
Total Risk-Based Capital Level (4) :
MutualFirst Consolidated	$145,368	13.8%	$84,144	8.0%	N/A	N/A
MutualBank	147,395	14.0	84,106	8.0	$105,132	10.0%

(1) Tier 1 Capital to Average Total Assets of $1.5 billion for the Bank and Company at December 31, 2015.

(2) Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.1 billion for the Bank and Company at December 31, 2015.

(3) Tier 1 Capital to Risk-Weighted Assets.

(4) Total Capital to Risk-Weighted Assets.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2014
	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level (1) :
MutualFirst Consolidated	$120,568	8.5%	$56,687	4.0%	N/A	N/A
MutualBank	124,083	8.8	56,610	4.0	$70,763	5.0%
Tier 1 Risk-Based Capital Level (2) :
MutualFirst Consolidated	$120,568	12.3%	$39,269	4.0%	N/A	N/A
MutualBank	124,083	12.6	39,257	4.0	$58,886	6.0%
Total Risk-Based Capital Level (3) :
MutualFirst Consolidated	$132,847	13.5%	$78,537	8.0%	N/A	N/A
MutualBank	136,362	13.9	78,515	8.0	$98,143	10.0%

(1) Tier 1 Capital to Average Total Assets of $1.4 billion for the Bank and Company at December 31, 2014.

(2) Tier 1 Capital to Risk-Weighted Assets of $981.4 million for the Bank and $981.7 million for the Company at December 31, 2014.

(3) Total Capital to Risk-Weighted Assets.

Note 19: Employee Benefits

The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The contributions are discretionary and determined annually. The Company matches employees' contributions at the following rates: 100 percent of participant contributions up to 4% and 50 percent of participant contributions from 5-6%, not to exceed a maximum of 5% of their compensation. The match amounts were increased in 2014 from the prior rates: 100 percent of participant contributions up to 3% and 50 percent of participant contributions from 4-5%, not to exceed a maximum of 4% of their compensation. The Company’s expense for the plan was $810,000, $739,000 and $552,000 for 2015, 2014 and 2013, respectively.

The Company has a supplemental retirement plan and deferred compensation arrangements for the benefit of certain officers. The Company also has deferred compensation arrangements with certain directors whereby, in lieu of previously receiving fees, the directors or their beneficiaries will be paid benefits for an established period following the director’s retirement or death. These arrangements are informally funded by life insurance contracts which have been purchased by the Company. The Company records a liability for these vested benefits based on the present value of future payments. The Company’s expense for the plan was $669,000, $730,000 and $748,000 for 2015, 2014 and 2013, respectively.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The Company has an ESOP covering substantially all of its employees. During 2013 the ESOP reached maturity and the last of the shares were allocated in early 2014. At December 31, 2015 and 2014 the Company had no unearned ESOP shares. Shares were released to participants proportionately as ESOP debt was repaid. Dividends on allocated shares were recorded as dividends and charged to retained earnings. Dividends on unallocated shares were used to repay the loan. Compensation expense was recorded equal to the fair market value of the stock committed-to-be-released when contributions, which were determined annually by the Board of Directors of the Company and Bank, were made to the ESOP. There were no expenses under the ESOP for 2015 and 2014, and $474,000 in 2013. The following table provides information on ESOP shares at December 31:

	2015	2014	2013
Allocated shares	417,848	426,877	414,896
Suspense shares	-	-	-
Committed-to-be released shares	-	-	31,785

Note 20: Stock Option Plans

Under the Company’s stock option plans, which are accounted for in accordance with FASB ASC 718, Stock Compensation, the Company grants selected executives and other key employees and directors incentive and non-qualified stock option awards that vest and become fully exercisable at the discretion of the Compensation Committee as the options are granted. As of the end of the 2015, the Company is authorized to grant options under our stock option plan approved in 2008. Under certain provisions of the plan, the number of shares available for grant may be increased without shareholder approval by the amount of shares surrendered as payment of the exercise price of the stock option and by the number of shares of common stock of the Company that could be repurchased by the Company using proceeds from the exercise of stock options.

The Company had a stock option plan that was approved in 2000 that expired in 2015. Under the plan provisions, all option grants that have not been exercised or expired are still exercisable until the maturity or the participant forfeits the grant. No additional grants of options can be made from this plan.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following is a summary of the status of the Company’s stock option plans and changes in these plans during 2015.

	2015
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	568,220	$10.57
Exercised	(186,059)	10.81
Outstanding and exercisable, end of year	382,161	$10.45	7.2 years	$5,517

There were 186,059, 118,823 and 61,677 options exercised during the years ended December 31, 2015, 2014 and 2013. There were no options granted during those periods. The Company will fulfill options with authorized but unissued shares of stock from the 352,741 shares the Company has authorized under the current shareholder-approved equity compensation plan. There were 58,000 shares remaining to be granted under the current plan. The Company will also fulfill options with authorized but unissued shares of stock from the 194,662 shares the Company has authorized under the 2000 stock option plan. Options will continue to be exercised from that plan; however no further grants can be made.

Cash received from options exercised under all share-based payment arrangements for years ended December 31, 2015, 2014 and 2013 was $2.0 million, $1.3 million and $538,000, respectively. The intrinsic value on options exercised during the years ended December 31, 2015, 2014 and 2013 was $2.2 million, $1.0 million and $377,000, respectively.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 21: Earnings Per Share

Earnings per share were computed as follows:

	2015
	Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income available to common stockholders	$12,262	7,374,589	$1.66
Effect of Dilutive Securities
Stock options	-	173,296
Diluted Earnings Per Share
Net income available to common stockholders and assumed conversions	$12,262	7,547,885	$1.62

	2014
	Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income available to common stockholders	$11,046	7,160,700	$1.54
Effect of Dilutive Securities
Stock options	-	231,131
Diluted Earnings Per Share
Net income available to common stockholders and assumed conversions	$11,046	7,391,831	$1.49

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	2013
	Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$9,383	7,076,877
Dividends and accretion on preferred stock	(1,257)
Net income available to common stockholders	8,126	7,076,877	$1.15
Effect of Dilutive Securities
Stock options	-	180,941
Diluted Earnings Per Share
Net income available to common stockholders and assumed conversions	$8,126	7,257,818	$1.12

Options to purchase 37,161, 44,161 and 75,831 shares of common stock were outstanding at December 31, 2015, 2014 and 2013, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

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

Available for Sale Securities

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and level within the ASC 820 fair value hierarchy in which the fair value measurements fall:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2015
Mortgage-backed securities	$107,838	$-	$107,838	$-
Collateralized mortgage obligations	84,652	-	84,652	-
Municipal obligations	57,188	-	57,188	-
Corporate obligations	11,460	-	8,926	2,534
Available for sale securities	$261,138	$-	$258,604	$2,534

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2014
Mortgage-backed securities	$113,290	$-	$113,290	$-
Collateralized mortgage obligations	97,759	-	97,759	-
Federal agencies	4	-	4	-
Municipal obligations	29,252	-	29,252	-
Corporate obligations	20,501	-	17,979	2,522
Available for sale securities	$260,806	$-	$258,284	$2,522

The following is a reconciliation of the beginning and ending balances for the years ended December 31, 2015, 2014 and 2013 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	2015	2014	2013
Beginning balance	$2,522	$3,336	$2,475
Total realized and unrealized gains (losses)
Included in net income	-	(68)	-
Included in other comprehensive income (loss)	12	2,098	897
Sales	-	(2,826)	-
Settlements	-	(18)	(36)
Ending balance	$2,534	$2,522	$3,336
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$0	$0

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2015
Impaired loans	$676	$-	$-	$676

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2014
Other real estate owned	$1,280	$-	$-	$1,280

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,534	Discounted cash flow	Discount rate	7.0 - 8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 1.8%
			Projected cures given deferral	0 - 15.0%
			Loss severity	33.8 - 40.2%
Impaired loans (collateral dependent)	$676	Third party valuations	Discount to reflect realizable value	20.0 - 50.0%

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,522	Discounted cash flow	Discount rate	8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 1.8%
			Projected cures given deferral	0 - 15.0%
			Loss severity	34.2 - 39.8%
Other real estate owned	$1,280	Third party valuations	Discount to reflect realizable value less estimated selling costs	24.4 - 36.7%

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

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated balance sheets as of the dates noted below are as follows:

			Fair Value Measurements Using
December 31, 2015	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$20,915	$20,915	$20,915	$-	$-
Loans held for sale	5,991	6,058	-	6,058	-
Loans, net	1,068,204	1,056,357	-	-	1,056,357
FHLB stock	10,482	10,482	-	10,482	-
Interest receivable	4,201	4,201	-	4,201	-
Liabilities
Deposits	1,091,382	1,090,975	740,759	-	350,216
FHLB advances	225,617	224,621	-	224,621	-
Other borrowings	9,458	9,459	-	9,459	-
Interest payable	199	199	-	199	-

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

			Fair Value Measurements Using
December 31, 2014	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$29,575	$29,575	$29,575	$-	$-
Loans held for sale	6,140	6,220	-	6,220	-
Loans, net	1,003,518	1,006,233	-	-	1,006,233
FHLB stock	11,964	11,964	-	11,964	-
Interest receivable	3,730	3,730	-	3,730	-
Liabilities
Deposits	1,079,320	1,050,295	648,314	-	401,981
FHLB advances	192,442	191,995	-	191,995	-
Other borrowings	10,174	10,283	-	10,283	-
Interest payable	223	223	-	223	-

Note 23: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2015	2014
Assets
Cash on deposit with Bank	$2,732	$1,726
Cash on deposit with others	24	657
Total cash	2,756	2,383
Investment in common stock of subsidiaries	143,459	135,264
Deferred tax	214	149
Other assets	262	-
Total assets	$146,691	$137,796

Liabilities
Other borrowings	$9,458	$10,174
Other liabilities	208	85
Total liabilities	9,666	10,259

Stockholders' Equity	137,025	127,537
Total liabilities and stockholders' equity	$146,691	$137,796

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed Statements of Income

	2015	2014	2013
Income
Interest income from bank	$1	$1	$4
Dividends from subsidiaries	3,600	3,500	30,692
Total income	3,601	3,501	30,696
Expenses	1,182	994	1,036
Income before income tax and equity in undistributed income of subsidiaries	2,419	2,735	29,843
Income tax benefit	(591)	(337)	(342)
Income before equity in undistributed income (distributions in excess of income) of subsidiaries	3,010	3,072	30,185
Equity in undistributed income (distributions in excess of income) of subsidiaries	9,252	7,974	(20,802)
Net Income	12,262	11,046	9,383
Preferred stock dividends and accretion	-	-	1,257
Net Income Available to Common Shareholders	$12,262	$11,046	$8,126

Condensed Statements of Comprehensive Income

	2015	2014	2013
Net income	$12,262	$11,046	$9,383
Other comprehensive income:
Net unrealized holding gain (loss) on securities available for sale	(1,186)	8,921	(9,810)
Net unrealized gain on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in income	12	381	800
Less: Reclassification adjustment for realized gains included in net income	(436)	(313)	(835)
Net unrealized gain on derivative used for cash flow hedges	108	150	157
Net unrealized gain (loss) relating to defined benefit plan	77	(209)	149
	(1,425)	8,930	(9,539)
Income tax (expense) benefit related to other comprehensive income	537	(3,137)	3,321
Other comprehensive income (loss)	(888)	5,793	(6,218)
Comprehensive income	$11,374	$16,839	$3,165

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed Statements of Cash Flows

	2015	2014	2013
Operating Activities
Net income	$12,262	$11,046	$9,383
Item not requiring cash
ESOP shares earned	-	-	474
Deferred income tax benefit	(102)	159	71
(Equity in undistributed income) distributions in excess of income of subsidiaries	(9,252)	(8,202)	20,619
Other	13	19	(365)
Net cash provided by operating activities	2,921	3,022	30,182

Investing Activity
Investment in subsidiary	(250)	-	-
Net cash used in investing activity	(250)	-	-

Financing Activities
Repayment of other borrowings	(759)	(759)	(759)
Stock repurchased	-	-	(28,924)
Cash dividends	(3,550)	(2,297)	(2,953)
Proceeds from stock options exercised	2,011	1,347	570
Net cash used in financing activities	(2,298)	(1,709)	(32,066)
Net Change in Cash	373	1,313	(1,884)
Cash, Beginning of Year	2,383	1,070	2,954
Cash, End of Year	$2,756	$2,383	$1,070

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 24: Quarterly Results of Operations (Unaudited)

Quarter Ended	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income	Net Income Available to Common Shareholders	Basic Earnings Per Common Share	Diluted Earnings Per Common Share

2015
March 31	$12,683	$2,165	$10,518	$-	$2,481	$2,481	$0.34	$0.33
June 30	12,731	2,191	10,540	-	3,218	3,218	0.44	0.43
September 30	13,049	2,233	10,816	-	3,225	3,225	0.44	0.43
December 31	13,313	2,214	11,099	125	3,338	3,338	0.45	0.44

Total	$51,776	$8,803	$42,973	$125	$12,262	$12,262	$1.66	$1.62

2014
March 31	$12,738	$2,319	$10,419	$350	$2,020	$2,020	$0.28	$0.27
June 30	12,744	2,186	10,558	500	2,614	2,614	0.37	0.36
September 30	12,803	2,163	10,640	-	2,751	2,751	0.38	0.37
December 31	12,893	2,255	10,638	-	3,661	3,661	0.51	0.49

Total	$51,178	$8,923	$42,255	$850	$11,046	$11,046	$1.54	$1.49

2013
March 31	$12,901	$2,922	$9,979	$950	$2,022	$1,661	$0.24	$0.23
June 30	12,877	2,857	10,020	550	2,157	1,879	0.27	0.26
September 30	13,041	2,801	10,240	750	2,518	2,247	0.32	0.31
December 31	12,848	2,644	10,204	(950)	2,686	2,339	0.33	0.32

Total	$51,667	$11,224	$40,443	$1,300	$9,383	$8,126	$1.15	$1.12

Note 25: Change in Accounting Principle

The Company makes certain equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (LIHTC) pursuant to Section 42 of the Internal Revenue Code. The Bank has investments in eight Indiana limited partnerships within Indiana and contiguous states. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings, and to assist in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The Bank is a limited partner in each LIHTC Partnership. A separate unrelated third party is the general partner. Each limited partnership is managed by the general partner, who exercises full and exclusive control over the affairs of the limited partnership. Duties entrusted to the general partner of each limited partnership include, but are not limited to: investment in operating companies, company expenditures, investment of excess funds, borrowing funds, employment of agents, disposition of fund property, prepayment and refinancing of liabilities, votes and consents, contract authority, disbursement of funds, accounting methods, tax elections, bank accounts, insurance, litigation, cash reserve, and use of working capital reserve funds. Except for limited rights granted to consent to certain transactions, the limited partner(s) may not participate in the operation, management, or control of the limited partnership’s business, transact any business in the limited partnership’s name or have any power to sign documents for or otherwise bind the limited partnership. In addition, the general partner may only be removed by the limited partner(s) in the event the general partner fails to comply with the terms of the agreement and/or is negligent in performing its duties.

The Company believes the general partner of each limited partnership has the power to direct the activities which most significantly affect the performance of each partnership; therefore, the Bank has determined that it is not the primary beneficiary of any LIHTC partnership. The Company uses the proportional amortization method to account for a majority of its investments in these entities. These investments are included in accrued income and other assets.

During the 2015 first quarter, the Bank adopted ASU 2014-01. The amendments are required to be applied retrospectively to all periods presented. As a result of these changes, the Bank recorded a cumulative-effective adjustment to beginning retained earnings. The Company believes the application of the proportional amortization method aligns the accounting more closely with the economics of the transaction and therefore provides more transparency to the financial reporting.

The following table summarizes the balance sheet and income statement amounts impacted by the change at the dates or for the periods indicated as of December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
Investment in limited partnerships
As previously reported	$1,582
As reported under the new guidance	527
Deferred tax asset
As previously reported	13,305
As reported under the new guidance	13,575
Retained earnings
As previously reported	50,171	$41,650
As reported under the new guidance	49,386	40,637

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
Non-interest income
As previously reported	$14,374	$13,552
As reported under the new guidance	14,885	14,063
Income tax expense
As previously reported	3,583	3,808
As reported under the new guidance	3,866	4,136
Net income
As previously reported	10,818	7,943
As reported under the new guidance	11,046	8,126
Basic Earnings Per Share
As previously reported	1.51	1.12
As reported under the new guidance	1.54	1.15
Diluted Earnings Per Share
As previously reported	1.46	1.09
As reported under the new guidance	1.49	1.12

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in sec Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures as of December 31, 2015, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

The management of MutualFirst Financial, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

Date: March 15, 2016	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

MutualFirst Financial, Inc.

Muncie, Indiana

We have audited MutualFirst Financial, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, MutualFirst Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of MutualFirst Financial, Inc. and our report dated March 15, 2016, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Indianapolis, Indiana

March 15, 2016

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers

Information concerning the executive officers of the Company who are directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2016, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

The business experience of each of our other current executive officers for at least the past five years is set forth below.

Christopher D. Cook. Age 42 years. Mr. Cook, a certified public accountant, has served as Senior Vice President, Treasurer and Chief Financial Officer of MutualFirst and MutualBank since May 2010.  Mr. Cook began his career with MutualBank in 1996. Since that time he has served as Profitability Analyst, Assistant Treasurer, Controller and Director of Finance.

Sharon L. Ferguson.  Age 60 years.  Ms. Ferguson has served as Senior Vice President of Risk Management of the Bank since February 2009.  From April 2008 until February 2009, she served as Senior Vice President of Consumer Banking.  From September 2007 to April 2008 she served as Vice President of Retail Products. From October 2005 until September 2007 she served as Assistant Vice President, Retail Products Manager. Prior to October 2005 she served as Assistant Vice President, Consumer Lending and Deposits Manager. She has been with the Bank since March 1998.

Christopher L. Caldwell. Age 50 years. Mr. Caldwell has served as Senior Vice President of Business Banking of MutualBank since December 2012.  Beginning in 2008, he served as Vice President/Senior Business Banker for the Central Region of MutualBank.  From 2006 to 2008, he served as Regional Head of Commercial Lending for Delaware and Randolph counties.  He became a Vice President of Commercial Lending in 2005.  Mr. Caldwell is a graduate of the ABA Stonier Graduate School of Banking and serves as Secretary of the MutualBank Charitable Foundation.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Linn A. Crull (Chairman), Wilbur R. Davis, Jerry D. McVicker, Edward J. Levy, Jonathan C. Kintner and Richard J. Lashley, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Crull, Mr. Levy and Mr. Lashley are each considered to be an “audit committee financial expert” as defined in applicable SEC rules. Additional information concerning the audit committee of the Company’s Board of Directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2016, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

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

To the Company’s knowledge, based solely on its review of the Section 16 reports filed by its directors and executive officers and written representations from those directors and executive officers, all Section 16(a) filing requirements applicable to the Company’s executive officers and directors during the fiscal year ended December 31, 2015, were met, except for one Form 4 filed by director Rosema covering 5,000 shares which was not timely filed due to a communications error.

Code of Ethics

The Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act. The Code of Ethics applies to all of the Company’s directors, officers and employees. A copy of the Company’s Code of Ethics was filed with the SEC as Exhibit 14 to the Annual Report on Form 10-K for the year ended December 31, 2003. You may obtain a copy of the Code of Ethics on our website at www.bankwithmutual.com at “About Us – Investor Relations – Governance Documents - Code of Ethics,” or free of charge from the Company by writing to our Corporate Secretary at MutualFirst Financial, Inc., 110 E. Charles Street, Muncie, Indiana 47305-2400 or by calling (765) 747-2800.

Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2016, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2016, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by security holders	382,161	$10.45	58,003	(1)

Equity compensation plans not approved by security holders	-	-	-

(1) These shares are available for future grants under the Company’s 2008 stock option plan.

Item 13. Certain Relationships and Related Transactions

Information required by this item concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2016, which will be filed no later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2016, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8 of this Form 10-K:

Annual Report Section
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2015 and 2014
Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements, December 31, 2015, 2014 and 2013

(a)(2) Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) Exhibits:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Articles of Incorporation	b
3.1a	Articles Supplementary to Charter	p
3.2	Articles Supplementary for the Series A Preferred Stock	c
3.3	Articles Supplementary for the SBLF Preferred Stock	a
3.4	Amended Bylaws	k
3.4a	Amended and Restated Bylaws	q
3.5	Articles Supplementary to the Company’s Charter re: term of appointed directors	l
4.1	Form of Common Stock Certificate	b
4.2	Form of Certificate for the Series A Preferred Stock	c
4.3	Form of Certificate for the SBLF Preferred Stock	a
9	Voting Trust Agreement	None

10.1	Employment Agreement with David W. Heeter	e
10.2	Employment Agreement with Patrick C. Botts	e
10.3	Form of Supplemental Retirement Plan Income Agreements for Patrick C. Botts and David W. Heeter	f
10.4	Named Executive Officer Salaries and Bonus Arrangements for 2013	n
10.5	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker	g
10.6	Form of Agreements for Executive Deferred Compensation Plan for Patrick C. Botts and David W. Heeter	f
10.7	Registrant’s 2001 Stock Option and Incentive Plan	h
10.8	Registrant’s 2001 Recognition and Retention Plan	h
10.9	Director Fee Arrangements for 2015	10.9
10.10	Director Deferred Compensation Plan	i
10.11	MutualFirst Financial, Inc. 2008 Stock Option and Incentive Plan	d
10.12	MFB Corp. 2002 Stock Option Plan	d
10.13	MFB Corp. 1997 Stock Option Plan	d
10.14	Employment Agreement with Charles J. Viater	e
10.15	Salary Continuation Agreement with Charles J. Viater	d
10.16	Loan Agreement with First Tennessee Bank National Association dated December 21, 2009.	m
10.17	Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.18	Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.19	Small Business Lending Fund - Securities Purchase Agreement, dated August 25, 2011, between MutualFirst Financial, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock	a
10.20	Repurchase Agreement dated August 25, 2012, between MutualFirst Financial, Inc. and the United States Department of the Treasury, with respect to the repurchase and redemption of the TARP Preferred Stock	a
10.21	Employment Agreement with Christopher D. Cook.	e
10.22	Agreement with Richard J. Lashley and PL Capital Group	q
11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
14	Code of Ethics	o
16	Letter re change in certifying accountant	None
18	Letter re change in accounting principles	None
21	Subsidiaries of the registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of experts and counsel	23
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32

101	Financial Statements from the Company’s Form 10-K for the year ended December 31, 2015, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Condensed Statements of Income for the Years Ended December 31, 2015, 2014 and 2013; (iii) Consolidated Condensed Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013; (iv) Consolidated Condensed Statement of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013 (v) Consolidated Condensed Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements, December 31, 2015, 2014 and 2013, as follows:
	101.INS XBRL Instance Document	101.INS
	101.SCH XBRL Taxonomy Extension Schema Document	101.SCH
	101.CAL XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL
	101.DEF XBRL Taxonomy Extension Definition Linkbase Document	101.DEF
	101.LAB XBRL Taxonomy Extension Labels Linkbase Document	101.LAB
	101.PRE XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE

a	Filed as an exhibit to the Company’s Form 8-K filed on August 26, 2011 and incorporated herein by reference.
b	Filed as an exhibit to the Company’s Form S-1 registration statement filed on September 16, 1999 and incorporated herein by reference.
c	Filed as an exhibit to the Company’s Form 8-K filed on December 23, 2008 and incorporated herein by reference.
d	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference.
e	Filed as an exhibit to the Company’s Form 10-Q filed on November 14, 2012 and incorporated herein by reference.
f	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2001 and incorporated herein by reference.
g	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2002 and incorporated herein by reference.
h	Filed as an Appendix to the Company’s Form S-4/A Registration Statement filed on October 19, 2001 and incorporated herein by reference.
i	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2007 and incorporated herein by reference.
j	Filed as an exhibit to the Company’s Form 10-K filed on March 23, 2010 and incorporated herein by reference.
k	Filed as an exhibit to the Company’s Form 8-K filed on October 15, 2007 and incorporated herein by reference.
l	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.
m	Filed as an exhibit to the Company’s Form 8-K filed on December 24, 2009 and incorporated herein by reference.
n	Filed as an exhibit to the Company’s Form 8-K filed on February 15, 2012 and incorporated herein by reference.
o	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.
p	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.
q	Filed as an exhibit to the Company’s Form 8-K filed on February 27, 2015 and incorporated herein by reference.

(b) Exhibits - See list in (a)(3) and the Exhibit Index following the signature page.

(c) Financial Statements Schedules – None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MutualFirst Financial, Inc.

Date: March 15, 2016	By:	/s/David W. Heeter
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

/s/David W. Heeter	/s/Wilbur R. Davis
David W. Heeter, President and Director	Wilbur R. Davis, Chairman of the Board
(Principal Executive Officer)	Date: March 15, 2016
Date: March 15, 2016

/s/Patrick C. Botts	/s/Linn A. Crull
Patrick C. Botts, Director	Linn A. Crull, Director
Date: March 15, 2016	Date: March 15, 2016

/s/James D. Rosema	/s/William V. Hughes
James D. Rosema, Director	William V. Hughes, Director
Date: March 15, 2016	Date: March 15, 2016

/s/Jerry D. McVicker	/s/James R. Schrecongost
Jerry D. McVicker, Director	James R. Schrecongost
Date: March 15, 2016	Date: March 15, 2016

/s/Jonathan E. Kintner, O.D.	/s/Edward C. Levy
Jonathan E. Kintner, O.D., Director	Edward C. Levy, Director
Date: March 15, 2016	Date: March 15, 2016

/s/Michael J. Marien	/s/Charles J. Viater
Michael J. Marien, Director	Charles J. Viater, Director
Date: March 15, 2016	Date: March 15, 2016

/s/ Christopher D. Cook	/s/Richard J. Lashley
Christopher D. Cook, Senior Vice President	Richard J. Lashley, Director
Treasurer and Chief Financial Officer	Date: March 15, 2016
(Principal Financial and Accounting Officer)
Date: March 15, 2016

INDEX TO EXHIBITS

Number	Description

10.9	Director Fee Arrangements for 2015

21	Subsidiaries of the Registrant

23	Consent of Accountants

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

