Form 10-Q
period 2016-03-31
MUTUALFIRST FINANCIAL INC
filed 2016-05-10
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of May 6, 2016, there were 7,467,543 shares of the registrant’s common stock outstanding.

MutualFirst Financial, Inc.

Form 10-Q Quarterly Report for the Period Ended March 31, 2016

MutualFirst Financial, Inc.

Consolidated Condensed Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash and due from banks	$8,791	$8,610
Interest-bearing demand deposits	21,921	12,305
Cash and cash equivalents	30,712	20,915
Interest-bearing time deposits	980	-
Investment securities available for sale (carried at fair value)	266,171	261,138
Loans held for sale	5,886	5,991
Loans, net of allowance for loan losses of $12,670 and $12,641, at March 31, 2016 and December 31, 2015, respectively	1,074,221	1,068,204
Premises and equipment, net	31,786	31,048
Federal Home Loan Bank stock	10,482	10,482
Deferred tax asset, net	10,326	12,084
Cash value of life insurance	51,493	51,209
Goodwill	1,800	1,800
Other real estate owned and repossessed assets	2,352	2,456
Other assets	13,023	12,938
Total assets	$1,499,232	$1,478,265

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$192,310	$179,542
Interest-bearing	921,613	911,840
Total deposits	1,113,923	1,091,382
Federal Home Loan Bank advances	218,617	225,617
Other borrowings	9,279	9,458
Other liabilities	16,615	14,783
Total liabilities	1,358,434	1,341,240

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 7,459,543 and 7,422,061 shares at March 31, 2016 and December 31, 2015, respectively	75	74
Additional paid-in capital	77,660	77,363
Retained earnings	59,421	58,098
Accumulated other comprehensive income	3,642	1,490
Total stockholders' equity	140,798	137,025
Total liabilities and stockholders' equity	$1,499,232	$1,478,265

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Income

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2016	2015
Interest and Dividend Income
Loans receivable	$11,220	$10,866
Investment securities	1,689	1,670
Federal Home Loan Bank stock	105	140
Deposits with financial institutions	20	7
Total interest and dividend income	13,034	12,683

Interest Expense
Deposits	1,285	1,372
Federal Home Loan Bank advances	895	665
Other	92	128
Total interest expense	2,272	2,165

Net Interest Income	10,762	10,518
Provision for loan losses	200	-
Net Interest Income After Provision for Loan Losses	10,562	10,518

Non-interest Income
Service fee income	1,374	1,358
Net realized gain on sales of available for sale securities	118	240
Commissions	1,100	1,121
Net gains on sales of loans	940	906
Net servicing fees	70	68
Increase in cash value of life insurance	284	288
Loss on sale of other real estate and repossessed assets	(29)	(82)
Other income	140	118
Total non-interest income	3,997	4,017

Non-interest Expenses
Salaries and employee benefits	6,491	6,530
Net occupancy expenses	646	603
Equipment expenses	487	453
Data processing fees	489	444
ATM and debit card expenses	380	335
Deposit insurance	234	232
Professional fees	470	530
Advertising and promotion	427	333
Software subscriptions and maintenance	480	427
Other real estate and repossessed assets	72	127
Other expenses	1,240	1,004
Total non-interest expenses	11,416	11,018

Income Before Income Tax	3,143	3,517
Income tax expense	778	1,036

Net Income Available to Common Shareholders	$2,365	$2,481

Earnings Per Common Share
Basic	$0.32	$0.34
Diluted	$0.31	$0.33
Dividends Per Common Share	$0.14	$0.12

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2016	2015
Net Income	$2,365	$2,481
Other Comprehensive Income
Net unrealized holding gain on securities available for sale	3,414	1,040
Reclassification adjustment for realized gains included in net income	(118)	(240)
Net unrealized gain (loss) on derivative used for cash flow hedges	(25)	15
	3,271	815
Income tax expense related to other comprehensive income	(1,119)	(280)
Other comprehensive income, net of tax	2,152	535

Comprehensive Income	$4,517	$3,016

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity

For the Period Ended March 31, 2016

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Common Stock	Paid-in Capital Common	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances December 31, 2015	$74	$77,363	$58,098	$1,490	$137,025
Net income			2,365		2,365
Other comprehensive income, net of taxes				2,152	2,152
Stock repurchased		(761)			(761)
Stock options, exercised	1	886			887
Tax benefit on stock options		172			172
Cash dividends, common stock ($.14 per share)			(1,042)		(1,042)
Balances March 31, 2016	$75	$77,660	$59,421	$3,642	$140,798

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended
	March 31,
	2016	2015
Operating Activities
Net income	$2,365	$2,481
Items not requiring cash
Provision for loan losses	200	-
Depreciation and amortization	1,220	1,098
Deferred income tax	640	35
Loans originated for sale	(23,853)	(30,922)
Proceeds from sales of loans held for sale	24,826	27,110
Gain on sale of loans held for sale	(940)	(906)
Net gain on sale of securities, available for sale	(118)	(240)
Loss on sale of other real estate and repossessed assets	29	82
Change in
Interest receivable and other assets	(64)	350
Interest payable and other liabilities	1,762	1,358
Cash value of life insurance	(284)	(288)
Other adjustments	34	37
Net cash provided by operating activities	5,817	195

Investing Activities
Net change in interest-bearing time deposits	(980)	-
Purchases of securities, available for sale	(13,577)	(21,510)
Proceeds from maturities and paydowns of securities, available for sale	7,788	8,075
Proceeds from sales of securities, available for sale	3,883	7,539
Net change in loans	(6,948)	(7,425)
Purchases of premises and equipment	(1,188)	(527)
Proceeds from real estate owned sales	502	604
Other investing activities	65	-
Net cash used in investing activities	(10,455)	(13,244)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	17,868	18,073
Certificates of deposit	4,673	(11,268)
Proceeds from FHLB advances	64,200	85,800
Repayments of FHLB advances	(71,200)	(90,700)
Repayments of other borrowings	(190)	(190)
Cash dividends	(1,042)	(885)
Stock options exercised	887	1,311
Stock repurchased	(761)	-
Net cash provided by financing activities	14,435	2,141
Net Change in Cash and Cash Equivalents	9,797	(10,908)
Cash and Cash Equivalents, Beginning of Period	20,915	29,575
Cash and Cash Equivalents, End of Period	$30,712	$18,667

Additional Cash Flows Information
Interest paid	$2,223	$2,141
Income tax paid	-	800
Transfers from loans to foreclosed real estate	303	266
Mortgage servicing rights capitalized	72	87

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(In Thousands, Except Share and Per Share Data)

Note 1:  Basis of Presentation

The consolidated condensed financial statements include the accounts of MutualFirst Financial, Inc. (MutualFirst or the “Company”), its wholly owned subsidiaries, MFBC Statutory Trust, MutualFirst Risk Management, Inc., MutualFirst Risk Advisors, Inc., and MutualBank, an Indiana commercial bank (“Mutual” or the “Bank”), Mutual’s wholly owned subsidiaries, First MFSB Corporation, Mishawaka Financial Services, Summit Service Corp. and the wholly owned subsidiary of Summit Service Corp., Summit Mortgage Inc. (“Summit”), Mutual Federal Investment Company (“MFIC”), and MFIC majority owned subsidiary, Mutual Federal REIT, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. These companies conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. The more significant of the policies are described below.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 15, 2016.

The interim consolidated condensed financial statements at and for the three months ended March 31, 2016 and 2015, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2015 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings Per Share

Earnings per share were computed as follows:

	Three Months Ended March 31,
	2016			2015
	Net Income	Weighted- Average Shares	Per-Share Amount	Net Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$2,365	7,466,409	$0.32	$2,481	7,313,725	$0.34
Effect of Dilutive Securities
Stock options	-	149,471		-	194,968
Diluted Earnings Per Share
Net income available and assumed conversions	$2,365	7,615,880	$0.31	$2,481	7,508,693	$0.33

Options to purchase 37,161 shares of common stock were outstanding at March 31, 2016 and 2015, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

Note 3: Impact of Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB), issued Accounting Standards Updated (ASU) 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.

Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.

For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company does not anticipate that this ASU will have a material effect on its financial position or results of operations.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting. The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence.

The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required.

The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.

The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company does not anticipate that this ASU will have a material effect on its financial position or results of operations.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options.

Derivatives and Hedging, requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. One of those criteria is that the economic characteristics and risks of the embedded derivatives are not clearly and closely related to the economic characteristics and risks of the host contract (the “clearly and closely related” criterion).

U.S. GAAP provides specific guidance for assessing whether call (put) options that can accelerate the repayment of principal on a debt instrument meet the clearly and closely related criterion. The guidance states that for contingent call (put) options to be considered clearly and closely related, they can be indexed only to interest rates or credit risk.

The amendments clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks.

Public business entities must apply the new requirements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. All entities have the option of adopting the new requirements early, including adoption in an interim period. If an entity early adopts the new requirements in an interim period, it must reflect any adjustments as of the beginning of the fiscal year that includes that interim period. The Company does not anticipate that this ASU will have a material effect on its financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases. The objective of the amendment is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease.

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

The amendments in this updated are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating what impact this pronouncement will have on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).

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

In December 2015, the FASB issued ASU 2015-16, Business Combinations, Simplifying the Accounting for Measurement-Period Adjustments. The objective of this Update was to simplify the accounting for adjustments made to provisional amounts recognized in a business combination. The amendments eliminate the requirement to retrospectively account for those adjustments.

Note 4: Investment Securities

The amortized costs and approximate fair values, together with gross unrealized gains and losses on securities, are in the tables below. All mortgage-backed securities and collateralized mortgage obligations are guaranteed by government sponsored entities or government corporations.

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$104,097	$2,478	$(16)	$106,559
Collateralized mortgage obligations	82,835	1,225	(187)	83,873
Municipal obligations	60,731	3,510	(30)	64,211
Corporate obligations	12,806	45	(1,323)	11,528
Total investment securities	$260,469	$7,258	$(1,556)	$266,171

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$106,524	$1,562	$(248)	$107,838
Collateralized mortgage obligations	84,976	537	(861)	84,652
Municipal obligations	54,427	2,781	(20)	57,188
Corporate obligations	12,805	1	(1,346)	11,460
Total investment securities	$258,732	$4,881	$(2,475)	$261,138

The amortized cost and fair value of securities available for sale at March 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
Description Securities	Amortized Cost	Fair Value
Security obligations due
Within one year	$-	$-
One to five years	10,002	10,031
Five to ten years	3,099	3,364
After ten years	60,436	62,344
	73,537	75,739
Mortgage-backed securities	104,097	106,559
Collateralized mortgage obligations	82,835	83,873
Totals	$260,469	$266,171

Proceeds from sales of securities available for sale for the three months ended March 31, 2016 and 2015 were $3.9 million and $7.5 million, respectively. Gross gains of $118,000 and $240,000 for the three months ended March 31, 2016 and 2015, respectively, were recognized on those sales. There were no gross losses recognized on the sales of securities for the three months ended March 31, 2016 and 2015, respectively.

All mortgage-backed securities and collateralized-mortgage obligations held by the Company as of March 31, 2016 were in government-sponsored or federal agency securities.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2016 and December 31, 2015 was $24.9 million and $97.6 million, respectively, which was approximately 9.3 percent and 37.4 percent, respectively, of the Company’s investment portfolio at those dates.

Based on our evaluation of available evidence, including recent changes in market interest rates, management believes the fair value for the securities at less than historical cost for the periods presented, are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

During the first three months of 2016 and 2015, the Bank determined that its security holdings had no other-than-temporary impairment.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities	$1,390	$(16)	$-	$-	$1,390	$(16)
Collateralized mortgage obligations	-	-	13,223	(187)	13,223	(187)
Municipal obligations	2,784	(29)	492	(1)	3,276	(30)
Corporate obligations	4,449	(51)	2,534	(1,272)	6,983	(1,323)
Total temporarily impaired securities	$8,623	$(96)	$16,249	$(1,460)	$24,872	$(1,556)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities	$38,649	$(248)	$-	$-	$38,649	$(248)
Collateralized mortgage obligations	27,457	(281)	21,271	(580)	$48,728	$(861)
Municipal obligations	2,739	(17)	491	(3)	3,230	(20)
Corporate obligations	4,425	(75)	2,534	(1,271)	6,959	(1,346)
Total temporarily impaired securities	$73,270	$(621)	$24,296	$(1,854)	$97,566	$(2,475)

Mortgage-Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in MBSs and CMOs were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because (1) the decline in market value is attributable to changes in interest rates and not credit quality, (2) the Company does not intend to sell the investments and (3) it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider any of these investments to be other-than-temporarily impaired at March 31, 2016.

Municipals

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments. The Corporation does not consider any of these investment securities to be other-than-temporarily impaired at March 31, 2016.

Corporate Obligations

The Company’s unrealized losses on investments in corporate obligations primarily relates to two investments in pooled trust preferred securities. The unrealized losses were primarily caused by (1) a decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (2) a sector downgrade by industry analysts. The Company recognized losses, in 2011 and earlier, equal to the credit losses for these securities, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell these investments and it is likely that the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be at maturity, it does not consider the remainder of these investments to be other-than-temporarily impaired at March 31, 2016.

Other-Than-Temporary Impairment (OTTI)

Upon acquisition of a security, the Company decides whether it is within the scope of the accounting guidance for beneficial interests in securitized financial assets or whether it will be evaluated for impairment under the accounting guidance for investments in debt and equity securities.

The accounting guidance for beneficial interests in securitized financial assets provides incremental impairment guidance for a subset of the debt securities within the scope of the guidance for investments in debt and equity securities. For securities that are a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized the financial asset impairment model. For securities that are not a beneficial interest in securitized financial assets, the Company uses debt and equity securities impairment accounting model.

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

The following tables provide information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
	2016	2015
Credit losses on debt securities held
Beginning of period	$109	$109
Reductions related to actual losses incurred	-	-
As of March 31,	$109	$109

Pooled Trust Preferred Securities. The Company has invested in pooled trust preferred securities. At March 31, 2016, the current book balance of our pooled trust preferred securities was $3.8 million. The original par value of these securities was $4.0 million prior to the OTTI write-downs in 2011 and earlier. OTTI taken on trust preferred securities previously was the result of deterioration in the performance of the underlying collateral. The deterioration was the result of increased defaults and deferrals of dividend payments in that year, creating credit impairment along with weakening financial performance of performing collateral, increasing the risk of future deferrals of dividends and defaults. No additional OTTI was determined in the first quarter of 2016. All pooled trust preferred securities owned by the Company are exempt from the Volcker Rule.

The following table provides additional information related to the Company’s investment in pooled trust preferred securities as of March 31, 2016:

Deal Name	Class	Original Par	Book Value	Fair Value	Unrealized loss	Realized Losses YTD	Lowest Current Rating	Number of Banks / Insurance Cos. Currently Performing	Total Number of Banks and Insurance Cos. In Issuance (Unique)	Actual Deferrals/ Defaults (as a % of original collateral)	Total Projected Defaults (as a % of performing collateral) (1)	Excess subordination (after taking into account best estimate of future deferrals/ defaults) (2)
	(Dollars in Thousands)
Alesco Preferred Funding IX	A1	$1,000	$915	$548	$(367)	$-	CCC-	43	50	6.75%	10.68%	54.87%
U.S. Capital Funding I	B3	3,000	2,891	1,986	(905)	-	C	29	33	7.95%	6.45%	11.81%
		$4,000	$3,806	$2,534	$(1,272)	$-

(1)	A 10% recovery is applied to all projected defaults by depository institutions. A 15% recovery is applied to all projected defaults by insurance companies. No recovery is applied to current defaults.
(2)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

Note 5: Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	March 31,	December 31,
	2016	2015
Net unrealized gain on securities available-for-sale	$6,607	$3,311
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(905)	(905)
Net unrealized loss on derivative used for cash flow hedges	(26)	(1)
Net unrealized loss relating to defined benefit plan liability	(32)	(32)
	5,644	2,373
Tax expense	2,002	883
Net of tax amount	$3,642	$1,490

The following table presents the reclassification adjustments out of accumulated other comprehensive income that were included in net income in the Consolidated Statements of Income for the three months ended March 31, 2016 and 2015.

	Amount Reclassified from Accumulated Other Comprehensive Income For the Three Months Ended
Details about Accumulated Other	March 31,		Affected Line Item in the Statements of
Comprehensive Income Components	2016	2015	Income
Unrealized gains on available-for-sale securities
Realized securities gains reclassified into income	$118	$240	Other income - net realized gains on sale of available-for-sale securities
Related income tax expense	(40)	(82)	Income tax expense

Total reclassifications for the period, net of tax	$78	$158

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

The following table presents the fair value measurements of assets measured on a recurring basis and level within the ASC 820 fair value hierarchy.

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2016
Mortgage-backed securities	$106,559	$-	$106,559	$-
Collateralized mortgage obligations	83,873	-	83,873	-
Municipal obligations	64,211	-	64,211	-
Corporate obligations	11,528	-	8,994	2,534
Available-for-sale securities	$266,171	$-	$263,637	$2,534

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2015
Mortgage-backed securities	$107,838	$-	$107,838	$-
Collateralized mortgage obligations	84,652	-	84,652	-
Municipal obligations	57,188	-	57,188	-
Corporate obligations	11,460	-	8,926	2,534
Available-for-sale securities	$261,138	$-	$258,604	$2,534

The following is a reconciliation of the beginning and ending balances for the three months ended March 31, 2016 and 2015 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended
	March 31,
	2016	2015
Beginning balance	$2,534	$2,522
Total realized and unrealized gains (losses)
Included in net income	-	-
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Ending balance	$2,534	$2,522
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$0

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

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2015
Impaired loans	$676	$-	$-	$676

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

March 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,534	Discounted cash flow	Discount rate	7.0 - 8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 1.8%
			Projected cures given deferral	0 - 15.0%
			Loss severity	33.8 - 40.2%

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,534	Discounted cash flow	Discount rate	7.0 - 8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 1.8%
			Projected cures given deferral	0 - 15.0%
			Loss severity	33.8 - 40.2%
Impaired loans (collateral dependent)	$676	Third party valuations	Discount to reflect realizable value	20.0 - 50.0%

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

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated balance sheets as of the dates noted below are as follows:

	Carrying		Fair Value Measurements Using
March 31, 2016	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$30,712	$30,712	$30,712	$-	$-
Interest-bearing time deposits	980	980	980	-	-
Loans held for sale	5,886	6,095	-	6,095	-
Loans, net	1,074,221	1,073,638	-	-	1,073,638
FHLB stock	10,482	10,482	-	10,482	-
Interest receivable	3,962	3,962	-	3,962	-
Liabilities
Deposits	1,113,923	1,116,266	758,627	-	357,639
FHLB advances	218,617	220,523	-	220,523	-
Other borrowings	9,279	9,305	-	9,305	-
Interest payable	248	248	-	248	-

	Carrying		Fair Value Measurements Using
December 31, 2015	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$20,915	$20,915	$20,915	$-	$-
Loans held for sale	5,991	6,058	-	6,058	-
Loans, net	1,068,204	1,056,357	-	-	1,056,357
FHLB stock	10,482	10,482	-	10,482	-
Interest receivable	4,201	4,201	-	4,201	-
Liabilities
Deposits	1,091,382	1,090,975	740,759	-	350,216
FHLB advances	225,617	224,621	-	224,621	-
Other borrowings	9,458	9,459	-	9,459	-
Interest payable	199	199	-	199	-

Note 7: Loans and Allowance

Classes of loans at March 31, 2016 and December 31, 2015 include:

	March 31,	December 31,
	2016	2015
Real estate
Commercial	$248,893	$236,895
Commercial construction and development	18,039	15,744
Consumer closed end first mortgage	487,389	491,451
Consumer open end and junior liens	70,911	70,990
	825,232	815,080
Other loans
Consumer loans
Auto	15,506	15,480
Boat/RVs	126,810	123,621
Other	5,785	6,171
Commercial and industrial	118,275	123,043
	266,376	268,315
Total loans	1,091,608	1,083,395
Undisbursed loans in process	(9,644)	(7,432)
Unamortized deferred loan costs, net	4,927	4,882
Allowance for loan losses	(12,670)	(12,641)
Net loans	$1,074,221	$1,068,204

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

Nonaccrual loans, segregated by class of loans, as of March 31, 2016 and December 31, 2015 are as follows:

	March 31,	December 31,
	2016	2015
Real estate
Commercial	$2,109	$2,356
Commercial construction and development	22	-
Consumer closed end first mortgage	3,180	3,592
Consumer open end and junior liens	635	783
Consumer loans
Auto	15	-
Boat/RVs	90	81
Other	20	67
Commercial and industrial	2	25
Total nonaccrual loans	$6,073	$6,904

An age analysis of the Company’s past due loans, segregated by class of loans, as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days or More Past Due and Accruing
Real estate
Commercial	$725	$149	$1,968	$2,842	$246,051	$248,893	$-
Commercial construction and development	-	-	2	2	18,037	18,039	-
Consumer closed end first mortgage	5,607	2,189	3,319	11,115	476,274	487,389	385
Consumer open end and junior liens	222	202	635	1,059	69,852	70,911	-
Consumer loans
Auto	53	3	15	71	15,435	15,506	-
Boat/RVs	534	101	77	712	126,098	126,810	-
Other	121	18	20	159	5,626	5,785	-
Commercial and industrial	50	36	-	86	118,189	118,275	-
Total	$7,312	$2,698	$6,036	$16,046	$1,075,562	$1,091,608	$385

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days or More Past Due and Accruing
Real estate
Commercial	$922	$20	$2,212	$3,154	$233,741	$236,895	$-
Commercial construction and development	-	-	-	-	15,744	15,744	-
Consumer closed end first mortgage	7,272	1,328	3,091	11,691	479,760	491,451	267
Consumer open end and junior liens	296	187	765	1,248	69,742	70,990	-
Consumer loans
Auto	89	-	-	89	15,391	15,480	-
Boat/RVs	1,135	102	71	1,308	122,313	123,621	-
Other	89	14	62	165	6,006	6,171	-
Commercial and industrial	192	383	5	580	122,463	123,043	-
Total	$9,995	$2,034	$6,206	$18,235	$1,065,160	$1,083,395	$267

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

The following tables present impaired loans as of and for the three month periods ended March 31, 2016 and 2015 and the year ended December 31, 2015. There were no loans with a specific valuation allowance as of March 31, 2015.

	March 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$3,150	$3,150	$-	$3,172	$23
Commercial construction and development	859	859	-	934	12
Consumer closed end first mortgage	1,126	1,126	-	1,126	-
Consumer open end and junior liens	485	485	-	483	-
Commercial and industrial	208	208	-	212	-

Loans with a specific valuation allowance
Real estate
Commercial	517	517	100	596	-

Total
Real estate
Commercial	$3,667	$3,667	$100	$3,768	$23
Commercial construction and development	$859	$859	$-	$934	$12
Consumer closed end first mortgage	$1,126	$1,126	$-	$1,126	$-
Consumer open end and junior liens	$485	$485	$-	$483	$-
Commercial and industrial	$208	$208	$-	$212	$-

Total	$6,345	$6,345	$100	$6,523	$35

	December 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$3,608	$3,608	$-	$4,115	$172
Commercial construction and development	595	595	-	735	31
Consumer closed end first mortgage	1,126	1,126	-	1,131	-
Consumer open end and junior liens	481	481	-	381	-
Commercial and industrial	214	214	-	423	2

Loans with a specific valuation allowance
Real estate
Commercial	676	676	100	793	20

Total
Real estate
Commercial	$4,284	$4,284	$100	$4,908	$192
Commercial construction and development	$595	$595	$-	$735	$31
Consumer closed end first mortgage	$1,126	$1,126	$-	$1,131	$-
Consumer open end and junior liens	$481	$481	$-	$381	$-
Commercial and industrial	$214	$214	$-	$423	$2

Total	$6,700	$6,700	$100	$7,578	$225

	March 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$5,225	$5,225	$-	$5,079	$56
Commercial construction and development	851	1,628	-	891	7
Consumer closed end first mortgage	1,138	1,138	-	1,138	-
Consumer open end and junior liens	476	476	-	238	-
Commercial and industrial	702	733	-	730	1

Total	$8,392	$9,200	$-	$8,076	$64

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2016.

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

	March 31, 2016
	Commercial				Consumer
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Total
Real estate
Commercial	$236,382	$6,995	$5,483	$33				$248,893
Commercial construction and development	16,060	1,095	884	-				18,039
Consumer closed end first mortgage					$481,227	$-	$6,162	487,389
Consumer open end and junior liens					70,200	-	711	70,911

Other loans
Consumer loans
Auto					15,491	-	15	15,506
Boat/RVs					126,662	-	148	126,810
Other					5,760	-	25	5,785
Commercial and industrial	114,787	3,295	193	-				118,275
	$367,229	$11,385	$6,560	$33	$699,340	$-	$7,061	$1,091,608

	December 31, 2015
	Commercial				Consumer
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Total
Real estate
Commercial	$226,439	$4,137	$6,319	$-				$236,895
Commercial construction and development	13,986	1,309	449	-				15,744
Consumer closed end first mortgage					$484,658	$-	$6,793	491,451
Consumer open end and junior liens					70,086	-	904	70,990

Other loans
Consumer loans
Auto					15,480	-	-	15,480
Boat/RVs					123,490	-	131	123,621
Other					6,097	-	74	6,171
Commercial and industrial	119,540	3,300	203	-				123,043
	$359,965	$8,746	$6,971	$-	$699,811	$-	$7,902	$1,083,395

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

The following table details activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2016 and 2015, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other segments.

	Three Months Ended March 31, 2016
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$7,090	$2,683	$2,868	$12,641
Provision charged to expense	120	62	18	200
Losses charged off	(4)	(120)	(138)	(262)
Recoveries	2	4	85	91
Balance, end of period	$7,208	$2,629	$2,833	$12,670

	Three Months Ended March 31, 2015
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$7,085	$3,471	$2,612	$13,168
Provision charged (credited) to expense	(396)	188	208	-
Losses charged off	-	(93)	(117)	(210)
Recoveries	205	1	53	259
Balance, end of period	$6,894	$3,567	$2,756	$13,217

The following tables provide a breakdown of the allowance for loans losses and loan portfolio balances by segment as of March 31, 2016 and December 31, 2015.

	Three Months Ended March 31, 2016
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	7,108	2,629	2,833	12,570
Total allowance for loan losses	$7,208	$2,629	$2,833	$12,670
Loan balances
Individually evaluated for impairment	$4,734	$1,126	$485	$6,345
Collectively evaluated for impairment	380,473	486,263	218,527	1,085,263
Gross loans	$385,207	$487,389	$219,012	$1,091,608

	Year Ended December 31, 2015
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	6,990	2,683	2,868	12,541
Total allowance for loan losses	$7,090	$2,683	$2,868	$12,641
Loan balances
Individually evaluated for impairment	$5,093	$1,126	$481	$6,700
Collectively evaluated for impairment	370,589	490,325	215,781	1,076,695
Gross loans	$375,682	$491,451	$216,262	$1,083,395

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

Troubled Debt Restructurings

Certain categories of impaired loans include loans that have been modified in a troubled debt restructuring; that involves granting economic concessions to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances.

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

Loans retain their accrual status at the time of their modification. As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual until a period of satisfactory performance, generally six months, is obtained. If a loan is on accrual at the time of the modification, the loan is evaluated to determine if the collection of principal and interest is reasonably assured and generally stays on accrual.

At March 31, 2016, the Company had a number of loans that were modified in troubled debt restructurings. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following tables describe troubled debts restructured during the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	No. of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	No. of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Real estate
Commercial	-	$-	$-	2	$1,172	$1,170
Construction and development	-	-	-	1	155	134
Consumer closed end first mortgage	5	419	428	3	156	154

Other loans
Consumer loans
Auto	1	4	4	-	-	-
Boat/RVs	2	48	48	-	-	-
Commercial and industrial	1	83	83	1	88	83

The impact on the allowance for loan losses was insignificant as a result of these modifications.

Newly restructured loans by type for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31, 2016
	Rate	Term	Combination	Total Modification
Real Estate
Consumer closed end first mortgage	$-	$-	$428	$428

Other loans
Consumer loans
Auto	-	-	4	4
Boat/RVs	-	48	-	48
Commercial and industrial	-	83	-	83

	Three Months Ended March 31, 2015
	Rate	Term	Combination	Total Modification
Real Estate
Commercial	$-	$1,170	$-	$1,170
Commercial construction and development	-	-	134	134
Consumer closed end first mortgage	-	-	154	154

Other loans
Commercial and industrial	-	-	83	83

There were no defaults on loans modified as troubled debt restructurings made in the three months ended March 31, 2016 or 2015. Defaults are defined as any loans that become 90 days past due.

At March 31, 2016, the Company held residential real estate held for sale as a result of foreclosure totaling $712,000 and real estate in the process of foreclosure of $1.9 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following should be read in conjunction with the Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 15, 2016.

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

Our results of operations depend primarily on the level of our net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. The structure of our interest-earning assets versus the structure of interest-bearing liabilities, along with the shape of the yield curve, has a direct impact on our net interest income. Historically, our interest-earning assets have been longer term in nature (i.e., fixed-rate mortgage loans) and interest-bearing liabilities have been shorter term (i.e., certificates of deposit, regular savings accounts, etc.). This structure would impact net interest income favorably in a decreasing rate environment, assuming a normally shaped yield curve, as the rates on interest-bearing liabilities would decrease more rapidly than rates on interest-earning assets. Conversely, in an increasing rate environment, assuming a normally shaped yield curve, net interest income would be impacted unfavorably as rates on interest-earning assets would increase at a slower rate than rates on interest-bearing liabilities.

First Quarter Highlights. At March 31, 2016, we had $1.5 billion in assets, $1.1 billion in net loans, $1.1 billion in deposits and $140.8 million in stockholders’ equity. The Company’s total risk-based capital ratio at March 31, 2016 was 13.8%, exceeding the 10.0% requirement for a well-capitalized institution. Tangible common equity, as a percentage of tangible assets, increased to 9.2% as of March 31, 2016 compared to 9.1% and 9.0% at December 31, 2015 and March 31, 2015, respectively. For the quarter ended March 31, 2016, net income available to common shareholders was $2.4 million, or $0.32 per basic and $0.31 per diluted share, compared with net income available to common shareholders of $2.5 million, or $0.34 per basic and $0.33 per diluted share for the quarter ended March 31, 2015.

Financial highlights for the first quarter ended March 31, 2016 included:

•	Increased the common stock cash dividend 17% and authorized a 5% stock repurchase plan.
•	Commercial loans increased $9.5 million, or 10.1% on an annualized basis during the first quarter of 2016 and the commercial loan pipeline remains strong. Non-real estate consumer loans increased $2.8 million, or 7.8% on an annualized basis during the first quarter of 2016.
•	Asset quality improved during the first quarter of 2016 as non-performing loans to total loans were 0.59% as of March 31, 2016 compared to 0.66% as of December 31, 2015 and non-performing assets to total assets were 0.59% as of March 31, 2016 compared to 0.65% as of December 31, 2015.
•	Deposits increased $22.5 million, or 8% on an annualized basis during the first quarter of 2016.
•	Tangible common equity to total tangible assets was 9.24% and tangible book value per common share was $18.54 as of March 31, 2016 compared to tangible common equity to total tangible assets of 9.11% and tangible book value per common share of $18.11 as of December 31, 2015.
•	Net interest income for the first quarter of 2016 increased by $244,000 compared to the same period in 2015.
•	Provision for loan losses increased to $200,000 for the first quarter of 2016 compared to no provision for the same period in 2015.
•	Non-interest income remained approximately the same in the first quarter of 2016 compared to the first quarter of 2015.
•	Non-interest expense increased $398,000 in the first quarter of 2016 compared to the same period in 2015, primarily due to various non-recurring expenses.

The Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, contains a summary of our management’s strategic plan for 2015-2019. The financial highlights of our strategic progress during the quarter include:

•	Growing commercial and non-real estate consumer lending by $12.3 million in the first quarter.
•	Increasing core deposits to total deposits to 68.1%, from 67.9% at year-end 2015

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2015 contains a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets, mortgage servicing rights, valuation of intangible assets and securities, deferred tax asset and income tax accounting.

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

Deferred Tax Asset. The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future. The Company’s most recent evaluation has determined that, except for the amounts represented by the valuation allowance in Note 14 to the Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2015, the Company will more likely than not be able to utilize the remaining deferred tax asset. As of year-end 2015, the Company had generated average annual positive pre-tax pre-provision earnings of $16.1 million, or 1.1% of pre-tax pre-provision ROA over the previous five years. This level of earnings, if maintained in the future, would be sufficient to utilize portions of the operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The analysis as of March 31, 2016, supports no additional valuation reserve is needed.

The valuation allowances established are the result of net operating losses for state franchise tax purposes totaling $29.8 million and capital losses realized on the sale of investment securities as well as the recognition of other than temporary impairment on investment securities where the loss, while recognized for financial statement purposes, has not yet been realized.

At the end of 2015, the Company had $139,000 in capital losses, a decrease of $5,000 in capital losses from 2014, as capital gains from the sale of available for sale securities were generated. The Company has avoided and will continue to avoid taking any book tax benefit on future capital losses without capital gains to offset the current capital losses. See Note 14 to the Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2015.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (i) the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; (ii) changes in general economic conditions, either nationally or in our market areas; (iii) changes in the levels of general interest rates and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources; (v) fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; (vi) decreases in the secondary market for the sale of loans that we originate; (vii) results of examinations of us by the IDFI, FDIC, FRB or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; (viii) legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act”), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes that increase our capital requirements; (ix) our ability to attract and retain deposits; (x) increases in premiums for deposit insurance; (xi) management’s assumptions in determining the adequacy of the allowance for loan losses; (xii) our ability to control operating costs and expenses; (xiii) the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; (xiv) difficulties in reducing risks associated with the loans on our balance sheet; (xv) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; (xvi) a failure or security breach in the computer systems on which we depend; (xvii) our ability to retain key members of our senior management team; (xviii) costs and effects of litigation, including settlements and judgments; (xix) our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames or at all and any goodwill charges related thereto; (xx) increased competitive pressures among financial services companies; (xxi) changes in consumer spending, borrowing and savings habits; (xxii) the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; (xxiii) adverse changes in the securities markets; (xxiv) inability of key third-party providers to perform their obligations to us; (xv) changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and (xvi) other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this report.

The Company wishes to advise readers that these factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Financial Condition

General. Total assets at March 31, 2016 were $1.5 billion, reflecting a $21.0 million increase since December 31, 2015, primarily as a result of a $15.8 million increase in cash and investments and a $6.0 million increase in net loans, partially offset by a $1.8 million decrease in the deferred tax asset. Average interest-earning assets increased $39.2 million, or 2.9%, to $1.4 billion for the quarter ended March 31, 2016 compared to the year ended December 31, 2015, reflecting an increase in the average loan portfolio. Average interest-bearing liabilities increased by $23.0 million, or 2.0% to $1.2 billion at March 31, 2016 reflecting an increase in borrowings partially offset by a decrease in average certificates of deposit. Average stockholders’ equity increased by $7.2 million, or 5.5%, during the three months ended March 31, 2016 compared the year-ended December 31, 2015.

Loans. Our gross loan portfolio, excluding loans held for sale, increased $8.2 million at March 31, 2016 to $1.1 billion. The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during the three month period:

	March 31,	December 31,	Amount	Percent
	2016	2015	Change	Change

Real estate
Commercial	$248,893	$236,895	$11,998	5.06%
Commercial construction and development	18,039	15,744	2,295	14.58
Consumer closed end first mortgage	487,389	491,451	(4,062)	(0.83)
Consumer open end and junior liens	70,911	70,990	(79)	(0.11)
Total real estate loans	825,232	815,080	10,152	1.25

Consumer loans
Auto	15,506	15,480	26	0.17
Boat/RV	126,810	123,621	3,189	2.58
Other	5,785	6,171	(386)	(6.26)
Total consumer other	148,101	145,272	2,829	1.95
Commercial and industrial	118,275	123,043	(4,768)	(3.88)
Total other loans	266,376	268,315	(1,939)	(0.72)

Total Gross Loans	$1,091,608	$1,083,395	$8,213	0.76%

The Bank’s strategy to increase commercial and consumer loans remains a primary focus as we continued to see growth in these areas during the first three months of 2016 as commercial and non-real estate consumer loans grew by $12.3 million. We continue to seek to provide sound commercial borrowers opportunities for new loans to meet their growing demands, refinance loans currently served by other financial institutions and build relationships with commercial clients in our footprint. The increase in the commercial and other consumer portfolios was partially offset by a $4.1 million decrease in the consumer real estate portfolios during the period. Lower rates have allowed consumers to refinance their mortgage loans. The loan sale volume outpaced production during the three months which hampered consumer real estate loan growth and also led to a decrease in loans held for sale of $105,000. The Bank continues to sell longer term fixed-rate mortgage loans to reduce related interest rate risk.

Delinquencies and Non-performing Assets. As of March 31, 2016, our total loans delinquent 30-to-89 days were $10.0 million or 0.9% of total loans, compared to $12.0 million or 1.1% of total loans at the end of 2015.

At March 31, 2016, our non-performing assets totaled $8.8 million or 0.6% of total assets, compared to $9.6 million or 0.7% of total assets at December 31, 2015. This $816,000, or 8.5% decrease was primarily due to a reduction in non-performing commercial real estate and consumer closed end first mortgage loans. The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	March 31,	December 31,	Amount	Percent
	2016	2015	Change	Change
Non-accruing loans	$6,073	$6,904	$(831)	(12.04)%
Accruing loans delinquent 90 days	385	267	118	44.19
Foreclosed assets	2,352	2,455	(103)	(4.20)
Total	$8,810	$9,626	$(816)	(8.48)%

The Bank continues to diligently monitor and write down loans that appear to have irreversible weakness. The Bank works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral. In addition to the decrease in non-performing assets, the Company has seen improvement during the first three months of 2016 in total classified assets. Total classified assets decreased by 7.6% from $17.5 million at December 31, 2015 to $16.2 million at March 31, 2016 due to improvements in local communities we serve.

At March 31, 2016, foreclosed real estate totaled $1.8 million. The Bank has seen a decrease in this area as overall real estate owned sales volumes are up and the number of foreclosures is down. At March 31, 2016, the Bank had 16 residential properties with a book value of $712,000. One commercial construction and development property accounts for $940,000 of the total REO balance. As of March 31, 2016, the Bank also held $564,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Allowance for Loan Losses. Allowance for loan losses was $12.7 million as of March 31, 2016 compared to $12.6 million as of December 31, 2015. The allowance for loan losses to non-performing loans as of March 31, 2016 was 196.2% compared to 176.3% as of December 31, 2015. The allowance for loan losses to total loans remained constant at 1.17% as of March 31, 2016 compared to December 31, 2015. Non-performing loans to total loans as of March 31, 2016 were 0.59% compared to 0.66% as of December 31, 2015. Non-performing assets to total assets were 0.59% as of March 31, 2016 compared to 0.65% as of December 31, 2015.

Deposits. Deposits grew by $22.5 million in the first quarter of 2016. This increase was primarily due to increases in core accounts by $17.9 million. Core deposits increased to 68.1% of the Bank’s total deposits as of March 31, 2016 compared to 67.9% as of December 31, 2015 and 64.1% as of March 31, 2015.

	At
	March 31, 2016		December 31, 2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Type of Account:
Non-interest Checking	$192,310	0.00%	$179,542	0.00%
Interest-bearing NOW	263,059	0.23	267,089	0.23
Savings	135,077	0.01	131,578	0.01
Money Market	168,181	0.21	162,551	0.20
Certificates of Deposit	355,296	1.16	350,622	1.14
Total	$1,113,923	0.46%	$1,091,382	0.45%

Borrowings. Total borrowings decreased to $227.9 million at March 31, 2016, down $7.2 million, or 3.1%, since year-end 2015 primarily due to a $7.0 million decrease in FHLB advances. This decrease was primarily due to the $22.5 million growth in deposits during the period. Other borrowings, consisting of a bank loan and a subordinated debenture, decreased $179,000 to $9.3 million at March 31, 2016 due to regular loan payments.

The Company borrowed $7.6 million from First Tennessee Bank, N.A. to refinance existing long-term debt. The loan was originated at a variable rate of LIBOR plus 2.80%; however the Company entered into an interest rate swap that fixed the rate of the note at 3.915% for its term. The balance of the loan at March 31, 2016 was $5.1 million and it matures in December 2017.

The Company acquired $5.0 million of issuer trust preferred securities in the 2008 acquisition of MFB Corp., which had a net balance of $4.2 million at March 31, 2016 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance, or September 15, 2035. The securities bear a rate of interest of the prevailing three-month LIBOR rate plus 170 basis points. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

Stockholders’ Equity. Stockholders’ equity was $140.8 million as of March 31, 2016, an increase of $3.8 million from December 31, 2015. The increase was primarily due to net income available to common shareholders of $2.4 million, an increase to comprehensive income of $2.2 million and an increase of $887,000 due to exercises of stock options. These increases were partially offset by common stock cash dividends of $1.0 million and stock repurchases of $761,000. The Company’s tangible book value per common share as of March 31, 2016 increased to $18.54 compared to $18.11 as of December 31, 2015 and the tangible common equity ratio increased to 9.24% as of March 31, 2016 compared to 9.11% as of December 31, 2015. The Company and the Bank’s risk-based capital ratios were well in excess of “well-capitalized” levels as defined by all regulatory standards as of March 31, 2016.

Comparison of Results of Operations for the Three Months Ended March 31, 2016 and 2015.

General. Net income available to common shareholders for the three months ended March 31, 2016 was $2.4 million, or $0.32 basic and $0.31 diluted earnings per common share compared to net income available to common shareholders of $2.5 million, or $0.34 basic and $0.33 diluted earnings per common share for the three months ended March 31, 2015. Annualized return on average assets was 0.63% and annualized return on average tangible common equity was 6.92% for the first quarter of 2016 compared to 0.70% and 7.91% respectively, for the same period of last year.

Net Interest Margin and Average Balance Sheet. The following table presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets for the periods indicated. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	March 31, 2016			March 31, 2015
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
Interest-Earning Assets:
Interest -bearing deposits	$24,212	$20	0.33%	$22,873	$7	0.12%
Investment securities, available for sale (1):
MBS/CMO	187,688	1,137	2.42	202,875	1,307	2.58
Other	69,202	552	3.19	53,107	363	2.73
Loans receivable	1,084,263	11,220	4.14	1,022,261	10,866	4.25
Stock in FHLB of Indianapolis	10,482	105	4.01	11,964	140	4.68
Total interest-earning assets (1)	1,375,847	13,034	3.79	1,313,080	12,683	3.86
Non-interest earning assets, net of allowance for loan losses and unrealized gain/loss	115,960			108,869
Total assets	$1,491,807			$1,421,949

Interest-Bearing Liabilities:
Demand and NOW accounts	$264,322	$150	0.23	$255,024	$140	0.22
Savings deposits	134,050	3	0.01	126,705	3	0.01
Money market accounts	164,116	108	0.26	147,973	92	0.25
Certificate accounts	355,222	1,024	1.15	397,336	1,137	1.14
Total deposits	917,710	1,285	0.56	927,038	1,372	0.59
Borrowings	237,921	987	1.66	191,061	793	1.66
Total interest-bearing liabilities	1,155,631	2,272	0.79	1,118,099	2,165	0.77
Non-interest bearing deposit accounts	181,849			160,459
Other liabilities	15,155			15,027
Total liabilities	1,352,635			1,293,585
Stockholders' equity	139,172			128,364
Total liabilities and stockholders' equity	$1,491,807			$1,421,949

Net earning assets	$220,216			$194,981
Net interest income		$10,762			$10,518
Net interest rate spread (3)			3.00%			3.09%
Net interest margin (3)			3.13%			3.20%
Net interest margin, tax equivalent (2) (3)			3.22%			3.26%
Average interest-earning assets to average interest-bearing liabilities	119.06%			117.44%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments.

(2) Tax equivalent margin is calculated by taking non-taxable interest and grossing up by 34% applicable tax rate.

(3) Ratios for the three month periods have been annualized.

Interest Income. Total interest income increased $351,000, or 2.8%, to $13.0 million during the three months ended March 31, 2016 from $12.7 million during the same period in 2015. The increase was a result of an increase of $62.8 million in average earning assets due to an increase in the average loan portfolio of $62.0 million partially offset by a decrease of seven basis points in the average interest rate for the quarter ended March 31, 2016 compared to the same period in 2015.

Interest Expense. Interest expense increased $107,000, or 4.9%, to $2.3 million during the three months ended March 31, 2016. The primary reason for this increase was an increase of $37.5 million in interest-bearing liabilities. This was primarily due to an increase in average borrowings of $46.9 which was partially offset by a decrease in average deposits of $9.3 million. The increase in interest expense was also caused by a two basis point increase in the average rate paid for interest-bearing liabilities for the three months ended March 31, 2016 compared to the same period in 2015.

Net Interest Income and Net Interest Margin. Net interest income before the provision for loan losses increased $244,000 for the quarter ended March 31, 2016 compared to the same period in 2015. The increase in net interest income was a result of a $62.8 million increase in average interest-earning assets, which was attributable to an increase of $62.0 million in average loans. The increase was partially offset by a decline in net interest margin by seven basis points to 3.13%. The tax equivalent margin decreased four basis points to 3.22% compared to the first quarter of 2015. On a linked-quarter basis, net interest income before the provision for loan losses decreased $338,000 primarily due to an investment prepayment penalty received in the fourth quarter of 2015 of $342,000 not repeated in the first quarter of 2016 and one less day in the 2016 quarter. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K for the year ended December 31, 2015.

Provision for Loan Losses. The provision for loan losses in the first quarter of 2016 was $200,000 compared to no provision during last year’s comparable period. This was due to management’s ongoing evaluation of the adequacy of the allowance for loan losses, which was attributable to net charge-offs of $171,000, or 0.06% of average loans on an annualized basis in the first quarter of 2016, compared to net recoveries of $49,000 in the first quarter of 2015, and growth in the loan portfolio.

Non-Interest Income. Non-interest income decreased by $20,000 in the first quarter of 2016 compared to same period in 2015.

	Three Months Ended March 31,		Amount	Percent
	2016	2015	Change	Change
Service fee income	$1,374	$1,358	$16	1.18%
Net realized gain (loss) on sale of securities	118	240	(122)	(50.83)
Commissions	1,100	1,121	(21)	(1.87)
Net gains on sales of loans	940	906	34	3.75
Net servicing fees	70	68	2	2.94
Increase in cash surrender value of life insurance	284	288	(4)	(1.39)
Loss on sale of other real estate and repossessed assets	(29)	(82)	53	(64.63)
Other income	140	118	22	18.64
Total	$3,997	$4,017	$(20)	(0.50)%

The decrease was primarily related to a decrease in net gains on sale of investments of $122,000 due to decreased volume of investments sold. This decline was partially offset by lower net losses on sale of other real estate and repossessed assets. On a linked-quarter basis, non-interest income decreased by $367,000 due to a decline in service fee income of $255,000 due to seasonality in service fees on checking accounts and a decrease in other income of $166,000 due to a death benefit received from bank-owned life insurance not repeated in the first quarter of 2016.

Non-Interest Expense. Non-interest expenses increased $398,000, to $11.4 million, for the first quarter 2016.

	Three Months Ended March 31,		Amount	Percent
	2016	2015	Change	Change
Salaries and employee benefits	$6,491	$6,530	$(39)	(0.60)%
Net occupancy expenses	646	603	43	7.13
Equipment expenses	487	453	34	7.51
Data processing fees	489	444	45	10.14
ATM and debit card expense	380	335	45	13.43
Deposit insurance	234	232	2	0.86
Professional fees	470	530	(60)	(11.32)
Advertising and promotion	427	333	94	28.23
Software subscriptions and publications	480	427	53	12.41
Other real estate and repossessed assets	72	127	(55)	(43.31)
Other expenses	1,240	1,004	236	23.51
Total	$11,416	$11,018	$398	3.61%

The increase was primarily due to other expenses increasing $236,000 primarily due to one-time expenses associated with the start-up of a pooled captive insurance company. Additionally, occupancy and equipment expenses increased $77,000 primarily due to disposal charges of $63,000 on an existing building that was taken out of commission and replaced by a new branch location. On a linked-quarter basis, non-interest expense increased $313,000 primarily due to the items discussed above and increased advertising expense of $241,000.

Income Tax Expense. Income tax expense for the first quarter 2016 decreased by $258,000 compared to the same period in 2015. The effective tax rate for the first quarter of 2016 was 24.8% compared to 29.5% in the same quarter of 2015. The decrease was related to an increase in tax free income from municipal securities in the investment portfolio and a new ongoing tax benefit from the pooled captive insurance company mentioned above.

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

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. It is overseen by the Asset and Liability Management Committee. The Board of Directors required the Bank to maintain a minimum liquidity ratio of 10% of deposits. At March 31, 2016, our ratio was 26.3%. The Company is currently in excess of the minimum liquidity ratio set by the Board due to a larger investment portfolio. Management continues to seek to utilize liquidity off of the investment portfolio to fund loan growth over the next few years as demand for loans increases. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We hold cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). At March 31, 2016, on a consolidated basis, the Company had $297.9 million in cash and investment securities available for sale and $5.9 million in loans held for sale generally available for its cash needs. We can also generate funds from borrowings, primarily FHLB advances, and, to a lesser degree, third party loans. At March 31, 2016, the Bank had the ability to borrow an additional $67.6 million in FHLB advances. In addition, we have historically sold 15- and 30-year long-term, fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity. The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, the payment of which is subject to regulatory limits. At March 31, 2016, the Company, on an unconsolidated basis, had $1.4 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2016, the approved outstanding loan commitments, including unused lines of credit, amounted to $227.4 million. Certificates of deposit scheduled to mature in one year or less as of March 31, 2016, totaled $120.5 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. For the quarter ended March 31, 2016, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At March 31, 2016, the Bank had $121.1 million in commitments to make loans, $9.7 million in undisbursed portions of closed loans, $94.0 million in unused lines of credit and $2.7 million in standby letters of credit. In addition, on a consolidated basis, at March 31, 2016, the Company had $227.9 million in outstanding non-deposit borrowings, of which $12.3 million is due in the next twelve months.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. See ‘Item 1 - Business- How We Are Regulated - Regulatory Capital Requirements’ of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The FDIC may require the Bank to have additional capital above the specific regulatory levels if it believes the Bank is subject to increased risk due to asset problems, high interest rate risk and other risks. The Company is subject to minimum capital requirements imposed by the FRB, which are substantially similar to those imposed on the Bank, including guidelines for bank holding companies to be considered well-capitalized.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of March 31, 2016, the Company and Bank meet all capital adequacy requirements to which it is subject.

In July 2013, the three federal bank regulatory agencies jointly published final rules (the Basel III Capital Rules) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. These rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. These rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach. The Basel III Capital Rules were effective for the Company and Bank on January 1, 2015 (subject to a four-year phase-in period). January 1, 2016 started the second year of phase-in requirements.

The Basel III Capital Rules, among other things, (i) introduced a new capital measure called “Common Equity Tier 1” (CET1), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 Capital” instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expanded the scope of the deductions/adjustments as compared to existing regulations.

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

The Company’s and Bank’s actual capital amounts and ratios as of March 31, 2016, are presented in the table below.

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level(1):
MutualFirst Consolidated	$133,790	9.1%	$59,039	4.0%	N/A	N/A
MutualBank	136,782	9.3	59,039	4.0	$73,799	5.0%
Common Equity Tier 1 Capital Level (2) :
MutualFirst Consolidated	$131,778	12.4%	$47,845	4.5%	N/A	N/A
MutualBank	136,782	12.9	47,806	4.5	$69,053	6.5%
Tier 1 Risk-Based Capital Level (3) :
MutualFirst Consolidated	$133,790	12.6%	$63,794	6.0%	N/A	N/A
MutualBank	136,782	12.9	63,741	6.0	$84,988	8.0%
Total Risk-Based Capital Level (4) :
MutualFirst Consolidated	$146,460	13.8%	$85,058	8.0%	N/A	N/A
MutualBank	149,452	14.1	84,988	8.0	$106,236	10.0%

(1) Tier 1 Capital to Assets for Leverage Ratio of $1.5 billion for the Bank and Company at March 31, 2016.

(2) Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.0 billion for the Bank and Company at March 31, 2016.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Information about the Company’s asset and liability management and market and interest-rate risks is included in Item 7A of the Form 10-K for the year ended December 31, 2015, filed with the SEC on March 15, 2016.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin and improve earnings. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term, fixed-rate loans in our portfolio, during the first three months of 2016 we sold in the secondary market $23.9 million of primarily fixed rate, one- to four-family mortgage loans with a term to maturity of 15 years or greater.

If past rate movements are an indication of future changes, they usually are neither instantaneous nor do a majority of core deposits reprice at the same level as rates change. The following chart reflects the Bank’s percentage change in net interest income, over a one year time period, and net portfolio value (NPV) assuming an instantaneous parallel rate shock in a range from down 100 basis points to up 400 basis points as of March 31, 2016.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(4.1)%	(7.4)%
Up 300 basis points	(2.1)%	(6.4)%
Up 200 basis points	(0.4)%	(3.1)%
Up 100 basis points	0.7%	(0.5)%
Down 100 basis points	(8.6)%	(18.1)%

The following chart indicates the Company’s percentage change in net interest income and NPV assuming rate movements that are not instantaneous, but change gradually over one year.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(1.5)%	(4.0)%
Up 300 basis points	(1.4)%	(4.5)%
Up 200 basis points	(0.9)%	(2.3)%
Up 100 basis points	(0.3)%	(0.4)%
Down 100 basis points	(7.1)%	(18.1)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and (as defined in sec Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures as of March 31, 2016, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 19, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 375,000 shares of common stock, or approximately 5% of its then-outstanding shares over a one-year period. As of March 31, 2016, the Company had repurchased 31,718 shares at a weighted average price of $24.00 per share for a total of $762,000, and there were 343,282 remaining shares that may be repurchased under the current authorization. These stock repurchases may be made from time-to-time in open market or negotiated transactions as deemed appropriate by the Company and will depend on market conditions. The following provides more detail on the stock repurchases during the quarter ended March 31, 2016.

	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased As Part of Publicly Announced Plan or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January	-	$-	-	-
February	31,718	24.00	31,718	343,282
March	-	-	-	343,282
	31,718	$24.00	31,718

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6. Exhibits.

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Articles of Incorporation	b
3.1a	Articles Supplementary to Charter	p
3.2	Articles Supplementary for the Series A Preferred Stock	c
3.3	Articles Supplementary for the SBLF Preferred Stock	a
3.4	Amended Bylaws	k
3.4a	Amended and Restated Bylaws	q
3.5	Articles Supplementary to the Company’s Charter re: term of appointed directors	l
4.1	Form of Common Stock Certificate	b
4.2	Form of Certificate for the Series A Preferred Stock	c
4.3	Form of Certificate for the SBLF Preferred Stock	a
9	Voting Trust Agreement	None
10.1	Employment Agreement with David W. Heeter	e
10.2	Employment Agreement with Patrick C. Botts	e
10.3	Form of Supplemental Retirement Plan Income Agreements for Patrick C. Botts and David W. Heeter	f
10.4	Named Executive Officer Salaries and Bonus Arrangements for 2013	n
10.5	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker	g
10.6	Form of Agreements for Executive Deferred Compensation Plan for Patrick C. Botts and David W. Heeter	f
10.7	Registrant’s 2001 Stock Option and Incentive Plan	h
10.8	Registrant’s 2001 Recognition and Retention Plan	h
10.9	Director Fee Arrangements for 2015	10.9
10.10	Director Deferred Compensation Plan	i
10.11	MutualFirst Financial, Inc. 2008 Stock Option and Incentive Plan	d
10.12	MFB Corp. 2002 Stock Option Plan	d
10.13	MFB Corp. 1997 Stock Option Plan	d
10.14	Employment Agreement with Charles J. Viater	e
10.15	Salary Continuation Agreement with Charles J. Viater	d
10.16	Loan Agreement with First Tennessee Bank National Association dated December 21, 2009.	m
10.17	Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.18	Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.19	Small Business Lending Fund - Securities Purchase Agreement, dated August 25, 2011, between MutualFirst Financial, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock	a
10.20	Repurchase Agreement dated August 25, 2012, between MutualFirst Financial, Inc. and the United States Department of the Treasury, with respect to the repurchase and redemption of the TARP Preferred Stock	a
10.21	Employment Agreement with Christopher D. Cook.	e
10.22	Agreement with Richard J. Lashley and PL Capital Group	q
11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
14	Code of Ethics	o
16	Letter re change in certifying accountant	None
18	Letter re change in accounting principles	None

21	Subsidiaries of the registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of experts and counsel	23
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32
101	Financial Statements from the Company’s Form 10-Q for the three months ended March 31, 2016 and 2015 and year ended December 31, 2015, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Consolidated Condensed Statements of Income for the Three Months Ended March 31, 2016 and 2015; (iii) Consolidated Condensed Statement of Stockholders’ Equity for the Period Ended March 31, 2016; (iv) Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2016 and 2015, as follows:
	101.INS XBRL Instance Document	101.INS
	101.SCH XBRL Taxonomy Extension Schema Document	101.SCH
	101.CAL XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL
	101.DEF XBRL Taxonomy Extension Definition Linkbase Document	101.DEF
	101.LAB XBRL Taxonomy Extension Labels Linkbase Document	101.LAB
	101.PRE XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE

a	Filed as an exhibit to the Company’s Form 8-K filed on August 26, 2011 and incorporated herein by reference.

b	Filed as an exhibit to the Company’s Form S-1 registration statement filed on September 16, 1999 and incorporated herein by reference.

c	Filed as an exhibit to the Company’s Form 8-K filed on December 23, 2008 and incorporated herein by reference.

d	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference.

e	Filed as an exhibit to the Company’s Form 10-Q filed on November 14, 2012 and incorporated herein by reference.

f	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2001 and incorporated herein by reference.

g	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2002 and incorporated herein by reference.

h	Filed as an Appendix to the Company’s Form S-4/A Registration Statement filed on October 19, 2001 and incorporated herein by reference.

i	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2007 and incorporated herein by reference.

j	Filed as an exhibit to the Company’s Form 10-K filed on March 23, 2010 and incorporated herein by reference.

k	Filed as an exhibit to the Company’s Form 8-K filed on October 15, 2007 and incorporated herein by reference.

l	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.

m	Filed as an exhibit to the Company’s Form 8-K filed on December 24, 2009 and incorporated herein by reference.

n	Filed as an exhibit to the Company’s Form 8-K filed on February 15, 2012 and incorporated herein by reference.

o	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

p	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.

q	Filed as an exhibit to the Company’s Form 8-K filed on February 27, 2015 and incorporated herein by reference.

(b) Exhibits - See list in (a)(3) and the Exhibit Index following the signature page.

(c) Financial Statements Schedules – None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2016	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: May 10, 2016	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

101	Financial Statements from the Company’s Form 10-Q for the three months ended March 31, 2016 and 2015 and year ended December 31, 2015, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Consolidated Condensed Statements of Income for the Three Months Ended March 31, 2016 and 2015; (iii) Consolidated Condensed Statement of Stockholders’ Equity for the Period Ended March 31, 2016; (iv) Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2016 and 2015, as follows:
101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Labels Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document