Form 10-Q
period 2016-06-30
MUTUALFIRST FINANCIAL INC
filed 2016-08-09
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of August 8, 2016, there were 7,324,233 shares of the registrant’s common stock outstanding.

MutualFirst Financial, Inc.

Form 10-Q Quarterly Report for the Period Ended June 30, 2016

MutualFirst Financial, Inc.

Consolidated Condensed Balance Sheets

(In Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash and due from banks	$8,930	$8,610
Interest-bearing demand deposits	24,593	12,305
Cash and cash equivalents	33,523	20,915
Interest-bearing time deposits	980	-
Investment securities available for sale (carried at fair value)	251,326	261,138
Loans held for sale	8,587	5,991
Loans, net of allowance for loan losses of $12,604 and $12,641, at June 30, 2016 and December 31, 2015, respectively	1,094,764	1,068,204
Premises and equipment, net	31,875	31,048
Federal Home Loan Bank stock	10,640	10,482
Deferred tax asset, net	10,196	12,084
Cash value of life insurance	51,024	51,209
Goodwill	1,800	1,800
Other real estate owned and repossessed assets	1,734	2,456
Other assets	13,996	12,938
Total assets	$1,510,445	$1,478,265

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$182,477	$179,542
Interest-bearing	914,024	911,840
Total deposits	1,096,501	1,091,382
Federal Home Loan Bank advances	243,817	225,617
Other borrowings	9,100	9,458
Other liabilities	19,434	14,783
Total liabilities	1,368,852	1,341,240

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 7,324,233 and 7,422,061 shares at June 30, 2016 and December 31, 2015, respectively	73	74
Additional paid-in capital	74,164	77,363
Retained earnings	62,527	58,098
Accumulated other comprehensive income	4,829	1,490
Total stockholders' equity	141,593	137,025
Total liabilities and stockholders' equity	$1,510,445	$1,478,265

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Income

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest and Dividend Income
Loans receivable	$11,515	$10,919	$22,735	$21,784
Investment securities	1,610	1,692	3,299	3,362
Federal Home Loan Bank stock	111	118	216	259
Deposits with financial institutions	22	2	42	9
Total interest and dividend income	13,258	12,731	26,292	25,414

Interest Expense
Deposits	1,283	1,334	2,568	2,706
Federal Home Loan Bank advances	897	724	1,792	1,390
Other	91	133	183	261
Total interest expense	2,271	2,191	4,543	4,357

Net Interest Income	10,987	10,540	21,749	21,057
Provision for loan losses	150	-	350	-
Net Interest Income After Provision for Loan Losses	10,837	10,540	21,399	21,057

Non-interest Income
Service fee income	1,528	1,464	2,902	2,822
Net realized gain on sales of available for sale securities	652	126	770	366
Commissions	1,404	1,142	2,503	2,263
Net gains on sales of loans	1,407	1,121	2,347	2,027
Net servicing fees	78	70	148	138
Increase in cash value of life insurance	306	313	590	601
Gain (loss) on sale of other real estate and repossessed assets	(188)	32	(217)	(50)
Other income	706	98	847	216
Total non-interest income	5,893	4,366	9,890	8,383

Non-interest Expenses
Salaries and employee benefits	6,660	6,084	13,151	12,614
Net occupancy expenses	601	515	1,247	1,118
Equipment expenses	484	410	971	863
Data processing fees	492	428	981	872
ATM and debit card expenses	356	347	736	682
Deposit insurance	225	212	459	444
Professional fees	380	383	850	913
Advertising and promotion	269	378	696	711
Software subscriptions and maintenance	549	433	1,029	860
Other real estate and repossessed assets	14	87	86	214
Other expenses	1,210	1,096	2,450	2,100
Total non-interest expenses	11,240	10,373	22,656	21,391

Income Before Income Tax	5,490	4,533	8,633	8,049
Income tax expense	1,333	1,315	2,111	2,351

Net Income	$4,157	$3,218	$6,522	$5,698

Earnings Per Common Share
Basic	$0.56	$0.44	$0.87	$0.78
Diluted	$0.55	$0.43	$0.86	$0.76
Dividends Per Common Share	$0.14	$0.12	$0.28	$0.24

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income	$4,157	$3,218	$6,522	$5,698
Other Comprehensive Income (Loss)
Net unrealized holding gain (loss) on securities available for sale	2,452	(3,179)	5,866	(2,139)
Reclassification adjustment for realized gains included in net income	(652)	(126)	(770)	(366)
Net unrealized gain (loss) on derivative used for cash flow hedges	(3)	42	(28)	57
	1,797	(3,263)	5,068	(2,448)
Income tax (expense) benefit related to other comprehensive income	(610)	1,124	(1,729)	844
Other comprehensive income (loss), net of tax	1,187	(2,139)	3,339	(1,604)

Comprehensive Income	$5,344	$1,079	$9,861	$4,094

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity
For the Period Ended June 30, 2016

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Common Stock	Paid-in Capital Common	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances December 31, 2015	$74	$77,363	$58,098	$1,490	$137,025
Net income			6,522		6,522
Other comprehensive income, net of taxes				3,339	3,339
Stock repurchased	(2)	(4,352)			(4,354)
Stock options, exercised	1	975			976
Tax benefit on stock options		178			178
Cash dividends, common stock ($.28 per share)			(2,093)		(2,093)
Balances June 30, 2016	$73	$74,164	$62,527	$4,829	$141,593

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Six Months Ended
	June 30,
	2016	2015
Operating Activities
Net income	$6,522	$5,698
Items not requiring cash
Provision for loan losses	350	-
Depreciation and amortization	2,543	2,257
Deferred income tax	158	670
Loans originated for sale	(64,176)	(72,303)
Proceeds from sales of loans held for sale	63,724	67,785
Gain on sale of loans held for sale	(2,347)	(2,027)
Net gain on sale of securities, available for sale	(770)	(366)
Loss on sale of other real estate and repossessed assets	217	50
Change in
Interest receivable and other assets	(551)	72
Interest payable and other liabilities	293	(30)
Cash value of life insurance	(590)	(601)
Other adjustments	70	71
Net cash provided by operating activities	5,443	1,276

Investing Activities
Net change in interest-bearing time deposits	(980)	-
Purchases of securities, available for sale	(28,801)	(35,886)
Proceeds from maturities and paydowns of securities, available for sale	17,741	19,173
Proceeds from sales of securities, available for sale	29,901	13,383
Redemption of Federal Home Loan Bank stock	-	2,154
Purchase of Federal Home Loan Bank stock	(158)	-
Net change in loans	(28,628)	(24,297)
Purchases of premises and equipment	(1,690)	(704)
Proceeds from real estate owned sales	1,471	1,585
Proceeds from bank owned life insurance	1,121	-
Gain on bank owned life insurance	(346)	-
Other investing activities	65	-
Net cash used in investing activities	(10,304)	(24,592)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	14,714	33,087
Certificates of deposit	(9,595)	(34,119)
Proceeds from FHLB advances	129,900	193,700
Repayments of FHLB advances	(111,700)	(174,100)
Repayments of other borrowings	(379)	(379)
Cash dividends	(2,093)	(1,772)
Stock options exercised	976	1,593
Stock repurchased	(4,354)	-
Net cash provided by financing activities	17,469	18,010
Net Change in Cash and Cash Equivalents	12,608	(5,306)
Cash and Cash Equivalents, Beginning of Period	20,915	29,575
Cash and Cash Equivalents, End of Period	$33,523	$24,269

Additional Cash Flows Information
Interest paid	$4,492	$4,332
Income tax paid	400	1,300
Transfers from loans to foreclosed real estate	816	436
Mortgage servicing rights capitalized	204	200
Purchase of securities, due to broker	3,766	-

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(In Thousands, Except Share and Per Share Data)

Note 1: Basis of Presentation

The consolidated condensed financial statements include the accounts of MutualFirst Financial, Inc. (MutualFirst or the “Company”), its wholly owned subsidiaries, MFBC Statutory Trust, MutualFirst Risk Management, Inc., Mutual Risk Advisors, Inc., and MutualBank, an Indiana commercial bank (“Mutual” or the “Bank”), Mutual’s wholly owned subsidiaries, First MFSB Corporation, Mishawaka Financial Services, Summit Service Corp. and the wholly owned subsidiary of Summit Service Corp., Summit Mortgage Inc. (“Summit”), Mutual Federal Investment Company (“MFIC”), and MFIC majority owned subsidiary, Mutual Federal REIT, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. These companies conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. The more significant of the policies are described below.

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

The interim consolidated condensed financial statements at and for the three and six months ended June 30, 2016 and 2015, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2015 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings Per Share

Earnings per share were computed as follows:

	Three Months Ended June 30,
	2016			2015
	Net Income	Weighted- Average Shares	Per-Share Amount	Net Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$4,157	7,453,333	$0.56	$3,218	7,383,435	$0.44
Effect of Dilutive Securities
Stock options		142,955		-	164,299
Diluted Earnings Per Share
Net income available and assumed conversions	$4,157	7,596,288	$0.55	$3,218	7,547,734	$0.43

	Six Months Ended June 30,
	2016			2015
	Net Income	Weighted- Average Shares	Per-Share Amount	Net Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$6,522	7,459,871	$0.87	$5,698	7,348,773	$0.78
Effect of Dilutive Securities
Stock options		146,213		-	179,633
Diluted Earnings Per Share
Net income available and assumed conversions	$6,522	7,606,084	$0.86	$5,698	7,528,406	$0.76

As of June 30, 2016, the exercise price for all options was lower than the average market price of the common shares. Options to purchase 37,161 shares of common stock were outstanding at June 30, 2015, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

Note 3: Impact of Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.

The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.

Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.

The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.

In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating what impact this pronouncement will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.

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

The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating what impact this pronouncement will have on its consolidated financial statements.

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

Note 4: Investment Securities

The amortized costs and approximate fair values, together with gross unrealized gains and losses on securities, are in the tables below. All mortgage-backed securities and collateralized mortgage obligations held as of June 30, 2016 and December 31, 2015 were guaranteed by government sponsored entities, government corporations or federal agencies.

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$96,051	$2,615	$(5)	$98,661
Collateralized mortgage obligations	70,659	1,254	(41)	71,872
Municipal obligations	64,307	4,955	(1)	69,261
Corporate obligations	12,807	45	(1,320)	11,532
Total investment securities	$243,824	$8,869	$(1,367)	$251,326

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$106,524	$1,562	$(248)	$107,838
Collateralized mortgage obligations	84,976	537	(861)	84,652
Municipal obligations	54,427	2,781	(20)	57,188
Corporate obligations	12,805	1	(1,346)	11,460
Total investment securities	$258,732	$4,881	$(2,475)	$261,138

The amortized cost and fair value of securities available for sale at June 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
Description Securities	Amortized Cost	Fair Value
Security obligations due
Within one year	$-	$-
One to five years	9,847	9,877
Five to ten years	5,987	6,539
After ten years	61,280	64,377
	77,114	80,793
Mortgage-backed securities	96,051	98,661
Collateralized mortgage obligations	70,659	71,872
Totals	$243,824	$251,326

Proceeds from sales of securities available for sale for the three and six months ended June 30, 2016 and 2015 were $26.0 million and $29.9 million and $5.8 million and $13.4 million, respectively. Gross gains of $701,000 and $819,000 and $126,000 and $366,000 for the three and six months ended June 30, 2016 and 2015, respectively, were recognized on those sales. Gross losses of $49,000 for the three and six months ended June 30, 2016, were also recognized on those sales. There were no gross losses recognized on the sales of securities for the three and six months ended June 30, 2015, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2016 and December 31, 2015 was $14.0 million and $97.6 million, respectively, which was approximately 5.6 percent and 37.4 percent, respectively, of the Company’s investment portfolio at those dates.

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

During the first six months of 2016 and 2015, the Bank determined that its security holdings had no other-than-temporary impairment.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities	$1,390	$(5)	$-	$-	$1,390	$(5)
Collateralized mortgage obligations	-	-	5,254	(41)	5,254	(41)
Municipal obligations	-	-	338	(1)	338	(1)
Corporate obligations	4,452	(48)	2,534	(1,272)	6,986	(1,320)
Total temporarily impaired securities	$5,842	$(53)	$8,126	$(1,314)	$13,968	$(1,367)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities	$38,649	$(248)	$-	$-	$38,649	$(248)
Collateralized mortgage obligations	27,457	(281)	21,271	(580)	$48,728	$(861)
Municipal obligations	2,739	(17)	491	(3)	3,230	(20)
Corporate obligations	4,425	(75)	2,534	(1,271)	6,959	(1,346)
Total temporarily impaired securities	$73,270	$(621)	$24,296	$(1,854)	$97,566	$(2,475)

Mortgage-Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in MBSs and CMOs were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because (1) the decline in market value is attributable to changes in interest rates and not credit quality, (2) the Company does not intend to sell the investments and (3) it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider any of these investments to be other-than-temporarily impaired at June 30, 2016.

Municipals

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments. The Corporation does not consider any of these investment securities to be other-than-temporarily impaired at June 30, 2016.

Corporate Obligations

The Company’s unrealized losses on investments in corporate obligations primarily relates to two investments in pooled trust preferred securities. The unrealized losses were primarily caused by (1) a decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (2) a sector downgrade by industry analysts. The Company recognized losses, in 2011 and earlier, equal to the credit losses for these securities, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell these investments and it is likely that the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be at maturity, it does not consider the remainder of these investments to be other-than-temporarily impaired at June 30, 2016.

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

The following tables provide information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Credit losses on debt securities held
Beginning of period	$109	$109	$109	$109
Reductions related to actual losses incurred	-	-	-	-
As of June 30,	$109	$109	$109	$109

Pooled Trust Preferred Securities. The Company has invested in pooled trust preferred securities. At June 30, 2016, the current book balance of our pooled trust preferred securities was $3.8 million. The original par value of these securities was $4.0 million prior to the OTTI write-downs in 2011 and earlier. OTTI taken on trust preferred securities previously was the result of deterioration in the performance of the underlying collateral. The deterioration was the result of increased defaults and deferrals of dividend payments in that year, creating credit impairment along with weakening financial performance of performing collateral, increasing the risk of future deferrals of dividends and defaults. No additional OTTI was determined in the first half of 2016. All pooled trust preferred securities owned by the Company are exempt from the Volcker Rule.

The following table provides additional information related to the Company’s investment in pooled trust preferred securities as of June 30, 2016:

Deal Name	Class	Original Par	Book Value	Fair Value	Unrealized loss	Realized Losses YTD	Lowest Current Rating	Number of Banks / Insurance Cos. Currently Performing	Total Number of Banks and Insurance Cos. In Issuance (Unique)	Actual Deferrals/ Defaults (as a % of original collateral)	Total Projected Defaults (as a % of performing collateral) (1)	Excess subordination (after taking into account best estimate of future deferrals/ defaults) (2)
		(Dollars in Thousands)
Alesco Preferred Funding IX	A1	$1,000	$915	$548	$(367)	$-	CCC-	43	50	6.75%	10.68%	54.87%
U.S. Capital Funding I	B3	3,000	2,891	1,986	(905)	-	C	29	33	7.95%	6.45%	11.81%
		$4,000	$3,806	$2,534	$(1,272)	$-

(1)	A 10% recovery is applied to all projected defaults by depository institutions. A 15% recovery is applied to all projected defaults by insurance companies. No recovery is applied to current defaults.
(2)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

Note 5: Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	June 30,	December 31,
	2016	2015
Net unrealized gain on securities available-for-sale	$8,407	$3,311
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(905)	(905)
Net unrealized loss on derivative used for cash flow hedges	(29)	(1)
Net unrealized loss relating to defined benefit plan liability	(32)	(32)
	7,441	2,373
Tax expense	2,612	883
Net of tax amount	$4,829	$1,490

The following table presents the reclassification adjustments out of accumulated other comprehensive income that were included in net income in the Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015.

	Amount Reclassified from Accumulated Other Comprehensive Income For the Three Months Ended
	June 30,
Details about Accumulated Other Comprehensive Income Components	2016	2015	Affected Line Item in the Statements of Income
Unrealized gains on available-for-sale securities
Realized securities gains reclassified into income	$652	$126	Total non-interest income - net realized gains on sale of available-for-sale securities
Related income tax expense	(222)	(43)	Income tax expense

Total reclassifications for the period, net of tax	$430	$83

	Amount Reclassified from Accumulated Other Comprehensive Income For the Six Months Ended
	June 30,
Details about Accumulated Other Comprehensive Income Components	2016	2015	Affected Line Item in the Statements of Income
Unrealized gains on available-for-sale securities
Realized securities gains reclassified into income	$770	$366	Total non-interest income - net realized gains on sale of available-for-sale securities
Related income tax expense	(262)	(124)	Income tax expense

Total reclassifications for the period, net of tax	$508	$242

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

The following table presents the fair value measurements of assets measured on a recurring basis and level within the ASC 820 fair value hierarchy.

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2016
Mortgage-backed securities	$98,661	$-	$98,661	$-
Collateralized mortgage obligations	71,872	-	71,872	-
Municipal obligations	69,261	-	69,261	-
Corporate obligations	11,532	-	8,998	2,534
Available-for-sale securities	$251,326	$-	$248,792	$2,534

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2015
Mortgage-backed securities	$107,838	$-	$107,838	$-
Collateralized mortgage obligations	84,652	-	84,652	-
Municipal obligations	57,188	-	57,188	-
Corporate obligations	11,460	-	8,926	2,534
Available-for-sale securities	$261,138	$-	$258,604	$2,534

The following is a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2016 and 2015 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Beginning balance	$2,534	$2,522	$2,534	$2,522
Total realized and unrealized gains (losses)
Included in net income	-	-	-	-
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Ending balance	$2,534	$2,522	$2,534	$2,522
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$0	$0	$0

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

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2015
Impaired loans	$676	$-	$-	$676

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

June 30, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,534	Discounted cash flow	Discount rate	7.0 - 8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 1.8%
			Projected cures given deferral	0 - 15.0%
			Loss severity	33.8 - 40.2%

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,534	Discounted cash flow	Discount rate	7.0 - 8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 1.8%
			Projected cures given deferral	0 - 15.0%
			Loss severity	33.8 - 40.2%
Impaired loans (collateral dependent)	$676	Third party valuations	Discount to reflect realizable value	20.0 - 50.0%

The following methods and assumptions were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value:

Cash and Cash Equivalents - The fair value of cash and cash-equivalents approximates carrying value.

Interest Bearing Time Deposits – The fair value of interest bearing time deposits approximates carrying value.

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

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated balance sheets as of the dates noted below are as follows:

			Fair Value Measurements Using
June 30, 2016	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$33,523	$33,523	$33,523	$-	$-
Interest-bearing time deposits	980	980	980	-	-
Loans held for sale	8,587	8,679	-	8,679	-
Loans, net	1,094,764	1,097,421	-	-	1,097,421
FHLB stock	10,640	10,640	-	10,640	-
Interest receivable	4,314	4,314	-	4,314	-
Liabilities
Deposits	1,096,501	1,099,925	755,473	-	344,452
FHLB advances	243,817	246,724	-	246,724	-
Other borrowings	9,100	9,129	-	9,129	-
Interest payable	250	250	-	250	-

			Fair Value Measurements Using
December 31, 2015	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$20,915	$20,915	$20,915	$-	$-
Loans held for sale	5,991	6,058	-	6,058	-
Loans, net	1,068,204	1,056,357	-	-	1,056,357
FHLB stock	10,482	10,482	-	10,482	-
Interest receivable	4,201	4,201	-	4,201	-
Liabilities
Deposits	1,091,382	1,090,975	740,759	-	350,216
FHLB advances	225,617	224,621	-	224,621	-
Other borrowings	9,458	9,459	-	9,459	-
Interest payable	199	199	-	199	-

Note 7: Loans and Allowance

Classes of loans at June 30, 2016 and December 31, 2015 include:

	June 30,	December 31,
	2016	2015
Real estate
Commercial	$262,045	$236,895
Commercial construction and development	18,536	15,744
Consumer closed end first mortgage	485,248	491,451
Consumer open end and junior liens	70,557	70,990
	836,386	815,080
Other loans
Consumer loans
Auto	16,610	15,480
Boat/RVs	135,058	123,621
Other	5,748	6,171
Commercial and industrial	120,003	123,043
	277,419	268,315
Total loans	1,113,805	1,083,395
Undisbursed loans in process	(11,624)	(7,432)
Unamortized deferred loan costs, net	5,187	4,882
Allowance for loan losses	(12,604)	(12,641)
Net loans	$1,094,764	$1,068,204

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

Nonaccrual loans, segregated by class of loans, as of June 30, 2016 and December 31, 2015 are as follows:

	June 30,	December 31,
	2016	2015
Real estate
Commercial	$1,799	$2,356
Commercial construction and development	2	-
Consumer closed end first mortgage	2,816	3,592
Consumer open end and junior liens	125	783
Consumer loans
Auto	18	-
Boat/RVs	60	81
Other	22	67
Commercial and industrial	17	25
Total nonaccrual loans	$4,859	$6,904

An age analysis of the Company’s past due loans, segregated by class of loans, as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days or More Past Due and Accruing
Real estate
Commercial	$882	$-	$1,662	$2,544	$259,501	$262,045	$-
Commercial construction and development	10	-	2	12	18,524	18,536	-
Consumer closed end first mortgage	8,038	932	2,922	11,892	473,356	485,248	387
Consumer open end and junior liens	371	196	125	692	69,865	70,557	-
Consumer loans
Auto	76	27	18	121	16,489	16,610	-
Boat/RVs	791	221	44	1,056	134,002	135,058	-
Other	93	31	22	146	5,602	5,748	-
Commercial and industrial	442	-	-	442	119,561	120,003	-
Total	$10,703	$1,407	$4,795	$16,905	$1,096,900	$1,113,805	$387

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days or More Past Due and Accruing
Real estate
Commercial	$922	$20	$2,212	$3,154	$233,741	$236,895	$-
Commercial construction and development	-	-	-	-	15,744	15,744	-
Consumer closed end first mortgage	7,272	1,328	3,091	11,691	479,760	491,451	267
Consumer open end and junior liens	296	187	765	1,248	69,742	70,990	-
Consumer loans
Auto	89	-	-	89	15,391	15,480	-
Boat/RVs	1,135	102	71	1,308	122,313	123,621	-
Other	89	14	62	165	6,006	6,171	-
Commercial and industrial	192	383	5	580	122,463	123,043	-
Total	$9,995	$2,034	$6,206	$18,235	$1,065,160	$1,083,395	$267

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

The following tables present impaired loans as of and for the three and six month periods ended June 30, 2016 and 2015 and the year ended December 31, 2015. There were no loans with a specific valuation allowance as of June 30, 2015.

	June 30, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans - QTR	Average Investment in Impaired Loans - YTD	Interest Income Recognized - QTR	Interest Income Recognized - YTD
Loans without a specific valuation allowance
Real estate
Commercial	$2,896	$2,896	$-	$3,022	$3,080	$24	$48
Commercial construction and development	853	853	-	856	907	9	21
Consumer closed end first mortgage	1,126	1,126	-	1,126	1,126	-	-
Consumer open end and junior liens	-	-	-	243	322	-	-
Commercial and industrial	200	200	-	205	208	-	-

Loans with a specific valuation allowance
Real estate
Commercial	410	410	100	464	534	-	-

Total
Real estate
Commercial	$3,306	$3,306	$100	$3,486	$3,614	$24	$48
Commercial construction and development	$853	$853	$-	$856	$907	$9	$21
Consumer closed end first mortgage	$1,126	$1,126	$-	$1,126	$1,126	$-	$-
Consumer open end and junior liens	$-	$-	$-	$243	$322	$-	$-
Commercial and industrial	$200	$200	$-	$205	$208	$-	$-

Total	$5,485	$5,485	$100	$5,916	$6,177	$33	$69

	December 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$3,608	$3,608	$-	$4,115	$172
Commercial construction and development	595	595	-	735	31
Consumer closed end first mortgage	1,126	1,126	-	1,131	-
Consumer open end and junior liens	481	481	-	381	-
Commercial and industrial	214	214	-	423	2

Loans with a specific valuation allowance
Real estate
Commercial	676	676	100	793	20

Total
Real estate
Commercial	$4,284	$4,284	$100	$4,908	$192
Commercial construction and development	$595	$595	$-	$735	$31
Consumer closed end first mortgage	$1,126	$1,126	$-	$1,131	$-
Consumer open end and junior liens	$481	$481	$-	$381	$-
Commercial and industrial	$214	$214	$-	$423	$2

Total	$6,700	$6,700	$100	$7,578	$225

	June 30, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans - QTR	Average Investment in Impaired Loans - YTD	Interest Income Recognized - QTR	Interest Income Recognized - YTD
Loans without a specific valuation allowance
Real estate
Commercial	$5,169	$5,169	$-	$5,197	$5,109	$60	$116
Commercial construction and development	649	1,155	-	750	810	8	15
Consumer closed end first mortgage	1,603	1,603	-	1,609	1,452	-	-
Commercial and industrial	224	255	-	463	561	1	2

Total	$7,645	$8,182	$-	$8,019	$7,932	$69	$133

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2016.

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

	June 30, 2016
	Commercial				Consumer
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Total
Real estate
Commercial	$251,370	$5,392	$5,252	$31				$262,045
Commercial construction and development	17,080	1,009	447	-				18,536
Consumer closed end first mortgage					$478,856	$-	$6,392	485,248
Consumer open end and junior liens					70,328	-	229	70,557

Other loans
Consumer loans
Auto					16,591	-	19	16,610
Boat/RVs					134,899	-	159	135,058
Other					5,719	-	29	5,748
Commercial and industrial	117,936	1,896	171	-				120,003
	$386,386	$8,297	$5,870	$31	$706,393	$-	$6,828	$1,113,805

	December 31, 2015
	Commercial				Consumer
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Total
Real estate
Commercial	$226,439	$4,137	$6,319	$-				$236,895
Commercial construction and development	13,986	1,309	449	-				15,744
Consumer closed end first mortgage					$484,658	$-	$6,793	491,451
Consumer open end and junior liens					70,086	-	904	70,990

Other loans
Consumer loans
Auto					15,480	-	-	15,480
Boat/RVs					123,490	-	131	123,621
Other					6,097	-	74	6,171
Commercial and industrial	119,540	3,300	203	-				123,043
	$359,965	$8,746	$6,971	$-	$699,811	$-	$7,902	$1,083,395

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2016 and 2015, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other segments.

	Three Months Ended June 30, 2016
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$7,208	$2,629	$2,833	$12,670
Provision charged (credited) to expense	(49)	23	176	150
Losses charged off	(29)	(64)	(200)	(293)
Recoveries	2	1	74	77
Balance, end of period	$7,132	$2,589	$2,883	$12,604

	Six Months Ended June 30, 2016
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$7,090	$2,683	$2,868	$12,641
Provision charged to expense	71	85	194	350
Losses charged off	(33)	(184)	(338)	(555)
Recoveries	4	5	159	168
Balance, end of period	$7,132	$2,589	$2,883	$12,604

	Three Months Ended June 30, 2015
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$6,894	$3,567	$2,756	$13,217
Provision charged (credited) to expense	(201)	48	153	-
Losses charged off	-	(297)	(205)	(502)
Recoveries	132	-	59	191
Balance, end of period	$6,825	$3,318	$2,763	$12,906

	Six Months Ended June 30, 2015
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$7,085	$3,471	$2,612	$13,168
Provision charged (credited) to expense	(597)	236	361	-
Losses charged off	-	(390)	(322)	(712)
Recoveries	337	1	112	450
Balance, end of period	$6,825	$3,318	$2,763	$12,906

The following tables provide a breakdown of the allowance for loans losses and loan portfolio balances by segment as of June 30, 2016 and 2015, and December 31, 2015.

	June 30, 2016
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	7,032	2,589	2,883	12,504
Total allowance for loan losses	$7,132	$2,589	$2,883	$12,604
Loan balances
Individually evaluated for impairment	$4,359	$1,126	$-	$5,485
Collectively evaluated for impairment	396,225	484,122	227,973	1,108,320
Gross loans	$400,584	$485,248	$227,973	$1,113,805

	June 30, 2015
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	6,825	3,318	2,763	12,906
Total allowance for loan losses	$6,825	$3,318	$2,763	$12,906
Loan balances
Individually evaluated for impairment	$6,042	$1,603	$-	$7,645
Collectively evaluated for impairment	329,305	503,586	202,429	1,035,320
Gross loans	$335,347	$505,189	$202,429	$1,042,965

	December 31, 2015
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	6,990	2,683	2,868	12,541
Total allowance for loan losses	$7,090	$2,683	$2,868	$12,641
Loan balances
Individually evaluated for impairment	$5,093	$1,126	$481	$6,700
Collectively evaluated for impairment	370,589	490,325	215,781	1,076,695
Gross loans	$375,682	$491,451	$216,262	$1,083,395

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

At June 30, 2016, the Company had a number of loans that were modified in troubled debt restructurings. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following tables describe troubled debts restructured during the three and six month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	No. of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	No. of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Real estate
Commercial	-	$-	$-	1	$820	$820
Consumer closed end first mortgage	4	134	141	2	86	85

Other loans
Consumer loans
Boat/RVs	1	8	8	-	-	-

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	No. of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	No. of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Real estate
Commercial	-	$-	$-	3	$1,992	$1,990
Construction and development	-	-	-	1	155	134
Consumer closed end first mortgage	9	554	569	5	242	239

Other loans
Consumer loans
Auto	1	4	4	-	-	-
Boat/RVs	3	56	56	-	-	-
Commercial and industrial	1	83	83	1	88	83

The impact on the allowance for loan losses was insignificant as a result of these modifications.

Newly restructured loans by type for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30, 2016
	Rate	Term	Combination	Total Modification
Real Estate
Consumer closed end first mortgage	$-	$47	$94	$141

Other loans
Consumer loans
Boat/RVs	-	-	8	8

	Three Months Ended June 30, 2015
	Rate	Term	Combination	Total Modification
Real Estate
Commercial	$-	$820	$-	$820
Consumer closed end first mortgage	-	-	85	85

	Six Months Ended June 30, 2016
	Rate	Term	Combination	Total Modification
Real Estate
Consumer closed end first mortgage	$-	$47	$522	$569

Other loans
Consumer loans
Auto	-	-	4	4
Boat/RVs	-	48	8	56
Commercial and industrial	-	83	-	83

	Six Months Ended June 30, 2015
	Rate	Term	Combination	Total Modification
Real Estate
Commercial	$-	$1,990	$-	$1,990
Construction and development	-	-	134	134
Consumer closed end first mortgage	-	-	239	239
Commercial and industrial	-	83	-	83

There were no defaults on loans modified as troubled debt restructurings made in the three and six months ended June 30, 2016 or 2015. Defaults are defined as any loans that become 90 days past due.

At June 30, 2016, the Company held residential real estate held for sale as a result of foreclosure totaling $775,000 and real estate in the process of foreclosure of $1.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following should be read in conjunction with the Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 15, 2016.

MutualFirst is a Maryland corporation and a bank holding company headquartered in Muncie, Indiana, with operations in Allen, Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana. It owns MutualBank, an Indiana commercial bank with 31 bank branches in Indiana, trust offices in Fishers and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. MutualBank’s wholly owned subsidiary, Summit Service Corp, owns Summit Mortgage, a mortgage banking company located in Ft. Wayne, Indiana. The Company is subject to examination, supervision and regulation by the FRB, and the Bank is subject to regulation, supervision and examination by the IDFI and the FDIC.

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

Second Quarter Highlights. At June 30, 2016, we had $1.5 billion in assets, $1.1 billion in net loans, $1.1 billion in deposits and $141.6 million in stockholders’ equity. The Company’s total risk-based capital ratio at June 30, 2016 was 13.4%, exceeding the 10.0% requirement for a well-capitalized institution. Tangible common equity, as a percentage of tangible assets, increased to 9.2% as of June 30, 2016 compared to 9.1% and 8.9% at December 31, 2015 and June 30, 2015, respectively. For the quarter ended June 30, 2016, net income was $4.2 million, or $0.55 diluted earnings per common share, compared with net income of $3.2 million, or $0.43 diluted earnings per common share for the quarter ended June 30, 2015.

Financial highlights for the three and the six months ended June 30, 2016 included:

•	Commercial loan balances increased $24.9 million, or 13.3% on an annualized basis, and non-real estate consumer loan balances increased $12.1 million, or 16.7% on an annualized basis, in the first six months of 2016.
•	Asset quality improved as non-performing loans to total loans were 0.47% as of June 30, 2016 compared to 0.66% as of December 31, 2015 and non-performing assets to total assets were 0.46% as of June 30, 2016 compared to 0.65% as of December 31, 2015.
•	Core deposits increased $14.7 million, or 4.0% on an annualized basis in the first six months of 2016.
•	Tangible common equity to total assets was 9.23% and tangible book value per common share was $19.01 as of June 30, 2016 compared to tangible common equity to total assets of 9.11% and tangible book value per common share of $18.11 as of December 31, 2015.
•	Net interest income for the second quarter of 2016 increased by $225,000 on a linked quarter basis and increased by $447,000 compared to the second quarter of 2015.
•	Provision for loan losses decreased $50,000 in the second quarter of 2016 compared to the linked quarter, as asset quality continued to improve. Provision for loan losses increased $150,000 compared to the second quarter of 2015 due in part to both the increase in the loan portfolio in combination with the change in loan mix.
•	Net interest margin was 3.16% for the second quarter of 2016 compared to 3.13% in the first quarter of 2016 and 3.18% in the second quarter of 2015. Tax equivalent net interest margin was 3.25% for the second quarter of 2016 compared to 3.22% in the first quarter of 2016 and 3.24% in the second quarter of 2015.
•	Non-interest income in the second quarter of 2016 increased by $1.9 million on a linked quarter basis and by $1.5 million when compared to the second quarter of 2015.
•	Non-interest expense decreased in the second quarter of 2016 by $176,000 on a linked quarter basis and increased by $867,000 when compared to the second quarter of 2015.
•	The efficiency ratio improved to 66.6% in the second quarter 2016 compared to 69.6% in the second quarter of 2015.

The Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, contains a summary of our management’s strategic plan for 2015-2019. The financial highlights of our strategic progress during the quarter include:

•	Growing commercial and non-real estate consumer lending by $24.7 million in the second quarter and $37.0 in the first half of 2016.
•	Increasing core deposits to total deposits to 68.9%, from 67.9% at year-end 2015.
•	Commission income from wealth and investment services increased $262,000, or 22.9%, during the second quarter 2016 compared to the same period in 2015 and increased $240,000, or 10.6%, during the first half of 2016 compared to the same period in 2015.

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

Deferred Tax Asset. The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future. The Company’s most recent evaluation has determined that, except for the amounts represented by the valuation allowance in Note 14 to the Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2015, the Company will more likely than not be able to utilize the remaining deferred tax asset. As of year-end 2015, the Company had generated average annual positive pre-tax pre-provision earnings of $16.1 million, or 1.1% of pre-tax pre-provision ROA over the previous five years. This level of earnings, if maintained in the future, would be sufficient to utilize portions of the operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The analysis as of June 30, 2016, supports no additional valuation reserve is needed.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (i) the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; (ii) changes in general economic conditions, either nationally or in our market areas; (iii) changes in the levels of general interest rates and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources; (v) fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; (vi) decreases in the secondary market for the sale of loans that we originate; (vii) results of examinations of us by the IDFI, FDIC, FRB or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; (viii) legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act”), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes that increase our capital requirements; (ix) our ability to attract and retain deposits; (x) increases in premiums for deposit insurance; (xi) management’s assumptions in determining the adequacy of the allowance for loan losses; (xii) our ability to control operating costs and expenses; (xiii) the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; (xiv) difficulties in reducing risks associated with the loans on our balance sheet; (xv) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; (xvi) a failure or security breach in the computer systems on which we depend; (xvii) our ability to retain key members of our senior management team; (xviii) costs and effects of litigation, including settlements and judgments; (xix) our ability to successfully integrate into our operations any assets, liabilities, customers, systems, and management personnel we may in the future acquire and our ability to realize related revenue synergies and cost savings within expected time frames or at all and any goodwill charges related thereto; (xx) increased competitive pressures among financial services companies; (xxi) changes in consumer spending, borrowing and savings habits; (xxii) the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; (xxiii) adverse changes in the securities markets; (xxiv) inability of key third-party providers to perform their obligations to us; (xv) changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and (xvi) other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this report.

The Company wishes to advise readers that these factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Financial Condition

General. Total assets at June 30, 2016 were $1.5 billion, reflecting a $32.2 million increase since December 31, 2015, primarily as a result of a $26.6 million increase in net loans and a $12.6 million increase in cash and cash equivalents, partially offset by a $9.8 million decrease in the investment securities. Average interest-earning assets increased $47.4 million, or 3.5%, to $1.4 billion for the six months ended June 30, 2016 compared to the year ended December 31, 2015, reflecting an increase in the average loan portfolio of $46.7 million. Average interest-bearing liabilities increased by $26.1 million, or 2.3% to $1.2 billion at June 30, 2016 reflecting an increase in borrowings partially offset by a decrease in average certificates of deposit. Average stockholders’ equity increased by $8.0 million, or 6.1%, during the six months ended June 30, 2016 compared the year-ended December 31, 2015.

Loans. Our gross loan portfolio, excluding loans held for sale, increased $30.4 million at June 30, 2016 to $1.1 billion. The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during the three month period:

	June 30,	December 31,	Amount	Percent
	2016	2015	Change	Change

Real estate
Commercial	$262,045	$236,895	$25,150	10.62%
Commercial construction and development	18,536	15,744	2,792	17.73
Consumer closed end first mortgage	485,248	491,451	(6,203)	(1.26)
Consumer open end and junior liens	70,557	70,990	(433)	(0.61)
Total real estate loans	836,386	815,080	21,306	2.61

Consumer loans
Auto	16,610	15,480	1,130	7.30
Boat/RV	135,058	123,621	11,437	9.25
Other	5,748	6,171	(423)	(6.85)
Total consumer other	157,416	145,272	12,144	8.36
Commercial and industrial	120,003	123,043	(3,040)	(2.47)
Total other loans	277,419	268,315	9,104	3.39

Total Gross Loans	$1,113,805	$1,083,395	$30,410	2.81%

The Bank’s strategy to increase commercial and consumer loans remains a primary focus as we continued to see growth in these areas during the first half of 2016 as commercial and non-real estate consumer loans grew by $37.0 million. We continue to seek to provide sound commercial borrowers opportunities for new loans to meet their growing demands, refinance loans currently served by other financial institutions and build relationships with commercial clients in our footprint. The increase in the commercial and other consumer portfolios was partially offset by a $6.6 million decrease in the consumer real estate portfolios during the period. Lower rates have allowed consumers to refinance their mortgage loans. The loan sale volume outpaced production during the six months which hampered consumer real estate loan growth. The Bank continues to sell longer term fixed-rate mortgage loans to reduce related interest rate risk.

Delinquencies and Non-performing Assets. As of June 30, 2016, our total loans delinquent 30-to-89 days were $12.1 million or 1.1% of total loans, up slightly from $12.0 million or 1.1% of total loans at the end of 2015.

At June 30, 2016, our non-performing assets totaled $7.0 million or 0.5% of total assets, compared to $9.6 million or 0.7% of total assets at December 31, 2015. This $2.6 million, or 27.5% decrease was primarily due to a reduction in non-performing consumer closed end first mortgage and commercial real estate loans. These decreases are mostly due to sales of foreclosed real estate, and payoffs of previous non-performing loans. The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	June 30,	December 31,	Amount	Percent
	2016	2015	Change	Change
Non-accruing loans	$4,859	$6,904	$(2,045)	(29.62)%
Accruing loans delinquent 90 days	387	267	120	44.94
Foreclosed assets	1,734	2,455	(721)	(29.37)
Total	$6,980	$9,626	$(2,646)	(27.49)%

The Bank continues to diligently monitor and write down loans that appear to have irreversible weakness. The Bank works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral. In addition to the decrease in non-performing assets, the Company has seen improvement during the first half of 2016 in total classified assets. Total classified assets decreased by 16.6% from $17.5 million at December 31, 2015 to $14.6 million at June 30, 2016 due to improvements in the economy in the local communities we serve.

At June 30, 2016, foreclosed real estate totaled $1.3 million. The Bank has seen a decrease in this area as overall real estate owned sales volumes are up and the number of foreclosures is down. At June 30, 2016, the Bank had 16 residential properties with a book value of $775,000. One commercial construction and development property accounts for 33.7% of the total REO balance. As of June 30, 2016, the Bank also held $451,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Allowance for Loan Losses. Allowance for loan losses was constant at $12.6 million as of June 30, 2016 compared to December 31, 2015. Net charge-offs in the first half of 2016 were $387,000, or 0.07% of total loans on an annualized basis, compared to $262,000, or 0.05% of total loans on an annualized basis in the first half of 2015. The allowance for loan losses to non-performing loans as of June 30, 2016 was 240.3% compared to 176.3% as of December 31, 2015. The allowance for loan losses to total loans as of June 30, 2016 was 1.14% compared to 1.17% as of December 31, 2015. Non-performing loans to total loans at June 30, 2016 were 0.47% compared to 0.66% at December 31, 2015. Non-performing assets to total assets were 0.46% at June 30, 2016 compared to 0.65% at December 31, 2015.

Deposits. Deposits increased by $5.1 million in the first half of 2016. The increase in deposits was a result of an increase in core deposits of $14.7 million and was partially offset by a decline of $9.6 million in certificates of deposit. Core deposits increased to 69% of the Bank’s total deposits as of June 30, 2016 compared to 68% as of December 31, 2015.

	At
	June 30, 2016		December 31, 2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Type of Account:
Non-interest Checking	$182,477	0.00%	$179,542	0.00%
Interest-bearing NOW	266,127	0.23	267,089	0.23
Savings	134,579	0.01	131,578	0.01
Money Market	172,290	0.21	162,551	0.20
Certificates of Deposit	341,028	1.19	350,622	1.14
Total	$1,096,501	0.46%	$1,091,382	0.45%

Borrowings. Total borrowings increased to $252.9 million at June 30, 2016, up $17.8 million, or 7.6%, since year-end 2015 primarily due to a $18.2 million increase in FHLB advances. This increase was primarily due to the $30.4 million growth in loans during the period. Other borrowings, consisting of a bank loan and a subordinated debenture, decreased $358,000 to $9.1 million at June 30, 2016 due to regular loan payments.

The Company borrowed $7.6 million from First Tennessee Bank, N.A. to refinance existing long-term debt. The loan was originated at a variable rate of LIBOR plus 2.80%; however the Company entered into an interest rate swap that fixed the rate of the note at 3.915% for its term. The balance of the loan at June 30, 2016 was $4.9 million and it matures in December 2017.

The Company acquired $5.0 million of issuer trust preferred securities in the 2008 acquisition of MFB Corp., which had a net balance of $4.2 million at June 30, 2016 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance, or September 15, 2035. The securities bear a rate of interest of the prevailing three-month LIBOR rate plus 170 basis points. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

Stockholders’ Equity. Stockholders’ equity was $141.6 million at June 30, 2016, an increase of $4.6 million from December 31, 2015. The increase was primarily due to net income available to common shareholders of $6.5 million, an increase in accumulated other comprehensive income of $3.3 million and an increase of $976,000 due to exercises of stock options. These increases were partially offset by stock repurchases of $4.4 million, or 175,428 shares repurchased and common stock dividends of $2.1 million for the first half of 2016. The Company’s tangible book value per common share as of June 30, 2016 increased to $19.01 compared to $18.11 as of December 31, 2015 and the tangible common equity ratio increased to 9.23% as of June 30, 2016 compared to 9.11% as of December 31, 2015. MFSF’s and the Bank’s risk-based capital ratios were well in excess of “well-capitalized” levels as defined by all regulatory standards as of June 30, 2016.

Comparison of Results of Operations for the Three Months Ended June 30, 2016 and 2015.

General. Net income for the three months ended June 30, 2016 was $4.2 million, or $0.55 diluted earnings per common share compared to net income of $3.2 million, or $0.43 diluted earnings per common share for the three months ended June 30, 2015. Annualized return on average assets was 1.10% and annualized return on average tangible common equity was 12.01% for the second quarter of 2016 compared to 0.90% and 10.04% respectively, for the same period of last year.

Net Interest Margin and Average Balance Sheet. The following table presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets for the periods indicated. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	June 30, 2016			June 30, 2015
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
Interest-Earning Assets:
Interest -bearing deposits	$28,136	$22	0.31%	$18,311	$2	0.04%
Investment securities, available for sale (1):
MBS/CMO	176,550	1,029	2.33	198,457	1,260	2.54
Other	73,245	581	3.17	62,187	432	2.78
Loans receivable	1,103,832	11,515	4.17	1,035,677	10,919	4.22
Stock in FHLB of Indianapolis	10,492	111	4.23	11,183	118	4.22
Total interest-earning assets (1)	1,392,255	13,258	3.81	1,325,815	12,731	3.84
Non-interest earning assets, net of allowance for loan losses and unrealized gain/loss	113,340			108,457
Total assets	$1,505,595			$1,434,272

Interest-Bearing Liabilities:
Demand and NOW accounts	$278,588	$169	0.24	$265,293	$150	0.23
Savings deposits	137,029	4	0.01	129,309	3	0.01
Money market accounts	169,114	110	0.26	159,772	100	0.25
Certificate accounts	343,554	1,000	1.16	379,570	1,081	1.14
Total deposits	928,285	1,283	0.55	933,944	1,334	0.57
Borrowings	233,592	988	1.69	192,691	857	1.78
Total interest-bearing liabilities	1,161,877	2,271	0.78	1,126,635	2,191	0.78
Non-interest bearing deposit accounts	187,223			161,272
Other liabilities	15,610			15,454
Total liabilities	1,364,710			1,303,361
Stockholders' equity	140,885			130,911
Total liabilities and stockholders' equity	$1,505,595			$1,434,272

Net earning assets	$230,378			$199,180
Net interest income		$10,987			$10,540
Net interest rate spread (3)			3.03%			3.06%
Net interest margin (3)			3.16%			3.18%
Net interest margin, tax equivalent (2) (3)			3.25%			3.24%
Average interest-earning assets to
average interest-bearing liabilities	119.83%			117.68%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments.

(2) Tax equivalent margin is calculated by taking non-taxable interest and grossing up by 34% applicable tax rate.

(3) Ratios for the three month periods have been annualized.

Interest Income. Total interest income increased $527,000, or 4.1%, to $13.3. million during the three months ended June 30, 2016 from $12.7 million during the same period in 2015. The increase was a result of an increase of $66.4 million in average earning assets due to an increase in the average loan portfolio of $68.2 million partially offset by a decrease of three basis points in the average interest rate for the quarter ended June 30, 2016 compared to the same period in 2015.

Interest Expense. Interest expense increased $80,000, or 3.7%, to $2.3 million during the three months ended June 30, 2016. The primary reason for this increase was an increase of $35.2 million in interest-bearing liabilities. This was primarily due to an increase in average borrowings of $40.9 million which was partially offset by a decrease in average deposits of $5.7 million. The average rate paid for interest-bearing liabilities was unchanged for the three months ended June 30, 2016 compared to the same period in 2015.

Net Interest Income and Net Interest Margin. Net interest income before the provision for loan losses increased $447,000 for the quarter ended June 30, 2016 compared to the same period in 2015. The increase in net interest income was primarily a result of an increase of $66.4 million in average interest earning assets, due to an increase of $68.2 million in average loans. This increase was partially offset by a 2 basis point decrease in net interest margin to 3.16%, while the tax equivalent margin increased 1 basis point. The decrease in the margin was the result of average interest earning assets, primarily loans, repricing downward faster than average interest bearing liabilities. On a linked quarter basis, net interest income before the provision for loan losses increased $225,000 as net interest margin increased by 3 basis points and average interest earning assets increased by $16.4 million primarily due to increases in the average loan portfolio. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K for the year ended December 31, 2015.

Provision for Loan Losses. Provision for loan losses in the second quarter of 2016 was $150,000 compared to no provision during last year’s comparable period. The increase was due to management’s ongoing evaluation of the adequacy of the allowance for loan losses, which was partially attributable to an increasing loan portfolio and a low, but consistent level in net charge offs of $216,000, or 0.08% of loans on an annualized basis, in the second quarter of 2016 compared to net charge offs of $311,000, or 0.12% of loans on an annualized basis, in the second quarter of 2015.

Non-Interest Income. Non-interest income increased by $1.5 million in the second quarter of 2016 compared to the same period in 2015.

	Three Months Ended June 30,		Amount	Percent
	2016	2015	Change	Change
Service fee income	$1,528	$1,464	$64	4.37%
Net realized gain on sale of securities	652	126	526	417.46
Commissions	1,404	1,142	262	22.94
Net gains on sales of loans	1,407	1,121	286	25.51
Net servicing fees	78	70	8	11.43
Increase in cash surrender value of life insurance	306	313	(7)	(2.24)
Gain (loss) on sale of other real estate and repossessed assets	(188)	32	(220)	(687.50)
Other income	706	98	608	620.41
Total	$5,893	$4,366	$1,527	34.97%

The increase was primarily related to an increase of other income primarily due to a gain on bank owned life insurance of $346,000 due to a death and a $200,000 gain on sale of an interest in a low income housing property. Gain on sale of securities increased as the Company took advantage of a decline in longer term interest rates to reposition approximately $17 million of the investment portfolio at a similar yield and duration to that prior to the transaction. Other increases included an increase in net gain on sale of loans due to increased mortgage loan production and better pricing compared to the second quarter of 2015 and an increase in commission income primarily driven by trust and wealth management partially due to the collection of pass-thru fees that occur periodically. These increases were partially offset by losses due to disposal of foreclosed real estate and other repossessed assets compared to a small gain on such dispositions in the same period in 2015. On a linked quarter basis, non-interest income increased $1.9 million due to the reasons previously stated along with an increase of $154,000 in service charges primarily due to increases in interchange income resulting from increased debit card activity.

Non-Interest Expense. Non-interest expenses increased $867,000, to $11.2 million, for the second quarter of 2016.

	Three Months Ended June 30,		Amount	Percent
	2016	2015	Change	Change
Salaries and employee benefits	$6,660	$6,084	$576	9.47%
Net occupancy expenses	601	515	86	16.70
Equipment expenses	484	410	74	18.05
Data processing fees	492	428	64	14.95
ATM and debit card expense	356	347	9	2.59
Deposit insurance	225	212	13	6.13
Professional fees	380	383	(3)	(0.78)
Advertising and promotion	269	378	(109)	(28.84)
Software subscriptions and publications	549	433	116	26.79
Other real estate and repossessed assets	14	87	(73)	(83.91)
Other expenses	1,210	1,096	114	10.40
Total	$11,240	$10,373	$867	8.36%

Non-interest expense increased in the second quarter 2016 compared to the same period in 2015. The increase was primarily due to an increase in salaries and benefits as health insurance increased along with normal merit increases in compensation and new additions to staff as we entered into the Fort Wayne market at the end of 2015. Other increases included an increase in software subscriptions and maintenance due to investments in software and in other expenses primarily due to increases in charge-offs and fraud losses on debit cards and bad checks. On a linked quarter basis, non-interest expense decreased $176,000 partially due to a decrease in advertising expense of $158,000

Income Tax Expense. Income tax expense for the second quarter 2016 increased by $18,000 compared to the same period in 2015. The effective tax rate for the second quarter of 2016 was 24.3% compared to 29.0% in the same quarter of 2015. The decrease was related to an increase in tax free income from municipal securities in the investment portfolio and a new ongoing tax benefit from the pooled captive insurance company.

Comparison of Results of Operations for the Six Months Ended June 30, 2016 and 2015.

General. Net income available to common shareholders for the six months ended June 30, 2016 was $6.5 million, or $0.86 diluted earnings per common share compared to net income available to common shareholders of $5.7 million, or $0.76 diluted earnings per common share for the six months ended June 30, 2015. Annualized return on average assets was 0.87% and annualized return on average tangible common equity was 9.48% for the first half of 2016 compared to 0.80% and 8.98% respectively, for the same period of last year.

Net Interest Margin and Average Balance Sheet. The following table presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets for the periods indicated. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Six Months Ended
	June 30, 2016			June 30, 2015
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
Interest-Earning Assets:
Interest -bearing deposits	$26,175	$42	0.32%	$20,592	$9	0.09%
Investment securities, available for sale (1):
MBS/CMO	182,119	2,165	2.38	200,666	2,569	2.56
Other	71,223	1,134	3.18	57,647	793	2.75
Loans receivable	1,094,047	22,735	4.16	1,028,969	21,784	4.23
Stock in FHLB of Indianapolis	10,487	216	4.12	11,574	259	4.48
Total interest-earning assets (1)	1,384,051	26,292	3.80	1,319,448	25,414	3.85
Non-interest earning assets, net of allowance for loan losses and unrealized gain/loss	114,650			108,663
Total assets	$1,498,701			$1,428,111

Interest-Bearing Liabilities:
Demand and NOW accounts	$271,455	318	0.23	$260,187	290	0.22
Savings deposits	135,539	7	0.01	128,007	6	0.01
Money market accounts	166,615	218	0.26	153,873	191	0.25
Certificate accounts	349,389	2,025	1.16	388,453	2,219	1.14
Total deposits	922,998	2,568	0.56	930,520	2,706	0.58
Borrowings	235,756	1,975	1.68	191,876	1,651	1.72
Total interest-bearing liabilities	1,158,754	4,543	0.78	1,122,396	4,357	0.78
Non-interest bearing deposit accounts	184,536			160,837
Other liabilities	15,383			15,241
Total liabilities	1,358,673			1,298,474
Stockholders' equity	140,028			129,637
Total liabilities and stockholders' equity	$1,498,701			$1,428,111

Net earning assets	$225,297			$197,052
Net interest income		$21,749			$21,057
Net interest rate spread (3)			3.02%			3.08%
Net interest margin (3)			3.14%			3.19%
Net interest margin, tax equivalent (2) (3)			3.24%			3.25%
Average interest-earning assets to
average interest-bearing liabilities	119.44%			117.56%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments.

(2) Tax equivalent margin is calculated by taking non-taxable interest and grossing up by 34% applicable tax rate.

(3) Ratios for the six month periods have been annualized.

Interest Income. Total interest income increased $878,000, or 3.5%, to $26.3 million during the six months ended June 30, 2016 from $25.4 million during the same period in 2015. The increase was a result of an increase of $64.6 million in average earning assets due to an increase in the average loan portfolio of $65.1 million partially offset by a decrease of five basis points in the average interest rate for the six months ended June 30, 2016 compared to the same period in 2015.

Interest Expense. Interest expense increased $186,000, or 4.3%, to $4.5 million during the six months ended June 30, 2016. The primary reason for this increase was an increase of $36.4 million in interest-bearing liabilities. This was primarily due to an increase in average borrowings of $43.9 million which was partially offset by a decrease in average deposits of $7.5 million. The average rate paid for interest-bearing liabilities was unchanged for the six months ended June 30, 2016 compared to the same period in 2015.

Net Interest Income and Net Interest Margin. Net interest income before the provision for loan losses increased $692,000 for the first half of 2016 compared to the same period in 2015. The increase was a result of an increase of $64.6 million in average interest earning assets due to an increase in the average loan portfolio of $65.1 million. This increase was partially offset by the net interest margin decreasing to 3.14% in the first half of 2016 compared to 3.19% in the first half of 2015, while the tax equivalent net interest margin declined to 3.24% in the first half of 2016 compared to 3.25% in the comparable period in 2015. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K for the year ended December 31, 2015.

Provision for Loan Losses. The provision for loan losses for the first half of 2016 was $350,000 compared to no provision during last year’s comparable period. The increase was primarily due to a loan portfolio that has increased $67.7 million, or 6.5% over the last year. Net charge-offs for the first half of 2016 equaled $387,000, or 0.07% of loans on an annualized basis compared to $262,000, or 0.05% in the same period of 2015.

Non-Interest Income. Non-interest income increased by $1.5 million in the first half of 2016 compared to same period in 2015.

	Six Months Ended June 30,		Amount	Percent
	2016	2015	Change	Change
Service fee income	$2,902	$2,822	$80	2.83%
Net realized gain on sale of securities	770	366	404	110.38
Commissions	2,503	2,263	240	10.61
Net gains on sales of loans	2,347	2,027	320	15.79
Net servicing fees	148	138	10	7.25
Increase in cash surrender value of life insurance	590	601	(11)	(1.83)
Loss on sale of other real estate and repossessed assets	(217)	(50)	(167)	334.00
Other income	847	216	631	292.13
Total	$9,890	$8,383	$1,507	17.98%

Non-interest income for the first half of 2016 increased compared to the first half of 2015 primarily due to activity in the second quarter of 2016. These increases in non-interest income included an increase in other income primarily due to a gain on bank owned life insurance of $346,000 due to a death and a $200,000 gain on sale of an interest in a low income housing property. Gain on sale of securities increased as the Company took advantage of a decline in longer term interest rates to reposition approximately $17 million of the investment portfolio at a similar yield and duration to that prior to the transaction. Other increases included an increase in net gain on sale of loans due to increased mortgage loan production and better pricing compared to the first half of 2015 and an increase in commission income primarily driven by trust and wealth management partially due to the collection of pass-thru fees that occur periodically. These increases were partially offset by an increase in losses due to disposal of foreclosed real estate and other repossessed assets.

Non-Interest Expense. Non-interest expenses increased $1.3 million, to $22.7 million, for the first half of 2016.

	Six Months Ended June 30,		Amount	Percent
	2016	2015	Change	Change
Salaries and employee benefits	$13,151	$12,614	$537	4.26%
Net occupancy expenses	1,247	1,118	129	11.54
Equipment expenses	971	863	108	12.51
Data processing fees	981	872	109	12.50
ATM and debit card expense	736	682	54	7.92
Deposit insurance	459	444	15	3.38
Professional fees	850	913	(63)	(6.90)
Advertising and promotion	696	711	(15)	(2.11)
Software subscriptions and publications	1,029	860	169	19.65
Other real estate and repossessed assets	86	214	(128)	(59.81)
Other expenses	2,450	2,100	350	16.67
Total	$22,656	$21,391	$1,265	5.91%

The increase in non-interest expense during the first half of 2016 compared to the same period in 2015 was due to increases in salaries and employee benefits as health insurance increased along with normal merit increases in compensation and new additions to staff as we entered into the Fort Wayne market at the end of 2015, other expenses increased due to increased charge-offs and fraud activity on debit cards and bad checks along with non-recurring expenses in the first quarter, occupancy and equipment expenses increased $237,000 due to a new office in Fort Wayne, Indiana and an update to an existing location, software subscriptions and maintenance increased due to investments in software, and data processing expenses increased primarily due to increased services being provided. These increases were partially offset by a decrease in foreclosed real estate and repossessed assets expense.

Income Tax Expense. Income tax expense for the first half of 2016 decreased by $240,000 compared to the same period in 2015. The effective tax rate for the first six months of 2016 was 24.5% compared to 29.2% in the same period of 2015. The decrease was related to an increase in tax free income from municipal securities in the investment portfolio and a new ongoing tax benefit from the pooled captive insurance company.

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

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. It is overseen by the Asset and Liability Management Committee. The Board of Directors required the Bank to maintain a minimum liquidity ratio of 10% of deposits. At June 30, 2016, our ratio was 25.6%. The Company is currently in excess of the minimum liquidity ratio set by the Board due to a larger investment portfolio. Management continues to seek to utilize liquidity off of the investment portfolio to fund loan growth over the next few years as demand for loans increases. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We hold cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). At June 30, 2016, on a consolidated basis, the Company had $285.8 million in cash and investment securities available for sale and $8.6 million in loans held for sale generally available for its cash needs. We can also generate funds from borrowings, primarily FHLB advances, and, to a lesser degree, third party loans. At June 30, 2016, the Bank had the ability to borrow an additional $38.9 million in FHLB advances. In addition, we have historically sold 15- and 30-year, fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity. The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, the payment of which is subject to regulatory limits. At June 30, 2016, the Company, on an unconsolidated basis, had $887,000 in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2016, the approved outstanding loan commitments, including unused lines of credit, amounted to $263.5 million. Certificates of deposit scheduled to mature in one year or less as of June 30, 2016, totaled $101.8 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. For the quarter ended June 30, 2016, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At June 30, 2016, the Bank had $153.1 million in commitments to make loans, $11.6 million in undisbursed portions of closed loans, $96.2 million in unused lines of credit and $2.6 million in standby letters of credit. In addition, on a consolidated basis, at June 30, 2016, the Company had $252.9 million in outstanding non-deposit borrowings, of which $55.8 million is due in the next twelve months.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of June 30, 2016, the Company and Bank meet all capital adequacy requirements to which it is subject.

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

The Company’s and Bank’s actual capital amounts and ratios as of June 30, 2016, are presented in the table below.

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level(1):
MutualFirst Consolidated	$134,460	9.0%	$59,967	4.0%	N/A	N/A
MutualBank	137,427	9.2	59,635	4.0	$74,543	5.0%
Common Equity Tier 1 Capital Level (2) :
MutualFirst Consolidated	$132,042	12.1%	$49,296	4.5%	N/A	N/A
MutualBank	137,427	12.6	49,240	4.5	$71,125	6.5%
Tier 1 Risk-Based Capital Level (3) :
MutualFirst Consolidated	$134,460	12.3%	$65,729	6.0%	N/A	N/A
MutualBank	137,427	12.6	65,654	6.0	$87,538	8.0%
Total Risk-Based Capital Level (4) :
MutualFirst Consolidated	$147,064	13.4%	$87,638	8.0%	N/A	N/A
MutualBank	150,031	13.7	87,538	8.0	$109,423	10.0%

(1)	Tier 1 Capital to Assets for Leverage Ratio of $1.5 billion for the Bank and Company at June 30, 2016.
(2)	Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.0 billion for the Bank and Company at June 30, 2016.
(3)	Tier 1 Capital to Risk-Weighted Assets.
(4)	Total Capital to Risk-Weighted Assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin and improve earnings. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term, fixed-rate loans in our portfolio, during the first half of 2016 we sold in the secondary market $61.4 million of primarily fixed rate, one- to four-family mortgage loans with a term to maturity of 15 years or greater.

If past rate movements are an indication of future changes, they usually are neither instantaneous nor do a majority of core deposits reprice at the same level as rates change. The following chart reflects the Bank’s percentage change in net interest income, over a one year time period, and net portfolio value (NPV) assuming an instantaneous parallel rate shock in a range from down 100 basis points to up 400 basis points as of June 30, 2016.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(3.0)%	(6.0)%
Up 300 basis points	(1.2)%	(3.7)%
Up 200 basis points	0.3%	(0.6)%
Up 100 basis points	1.2%	1.6%
Down 100 basis points	(8.2)%	(21.8)%

The following chart indicates the Company’s percentage change in net interest income and NPV assuming rate movements that are not instantaneous, but change gradually over one year.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(1.2)%	(2.4)%
Up 300 basis points	(1.1)%	(1.7)%
Up 200 basis points	(0.6)%	0.3%
Up 100 basis points	(0.0)%	1.8%
Down 100 basis points	(6.9)%	(21.8)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and (as defined in sec Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures as of June 30, 2016, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 19, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 375,000 shares of common stock, or approximately 5% of its then-outstanding shares over a one-year period. As of June 30, 2016, the Company had repurchased 175,428 shares at a weighted average price of $24.82 per share for a total of $4.4 million, and there were 199,572 remaining shares that may be repurchased under the current authorization. These stock repurchases may be made from time-to-time in open market or negotiated transactions as deemed appropriate by the Company and will depend on market conditions. The following provides more detail on the stock repurchases during the quarter ended June 30, 2016.

	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased As Part of Publicly Announced Plan or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April	-	$-	-	343,282
May	-	-	-	343,282
June	143,710	25.00	143,710	199,572
	143,710	$25.00	143,710

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6. Exhibits.

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Articles of Incorporation	b
3.1a	Articles Supplementary to Charter	p
3.2	Articles Supplementary for the Series A Preferred Stock	c
3.3	Articles Supplementary for the SBLF Preferred Stock	a
3.4	Amended Bylaws	k
3.4a	Amended and Restated Bylaws	q
3.5	Articles Supplementary to the Company’s Charter re: term of appointed directors	l
4.1	Form of Common Stock Certificate	b
4.2	Form of Certificate for the Series A Preferred Stock	c
4.3	Form of Certificate for the SBLF Preferred Stock	a
9	Voting Trust Agreement	None
10.1	Employment Agreement with David W. Heeter	e
10.2	Employment Agreement with Patrick C. Botts	e
10.3	Form of Supplemental Retirement Plan Income Agreements for Patrick C. Botts and David W. Heeter	f
10.4	Named Executive Officer Salaries and Bonus Arrangements for 2013	n
10.5	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker	g
10.6	Form of Agreements for Executive Deferred Compensation Plan for Patrick C. Botts and David W. Heeter	f
10.7	Registrant’s 2001 Stock Option and Incentive Plan	h
10.8	Registrant’s 2001 Recognition and Retention Plan	h
10.9	Director Fee Arrangements for 2015	10.9
10.10	Director Deferred Compensation Plan	i
10.11	MutualFirst Financial, Inc. 2008 Stock Option and Incentive Plan	d
10.12	MFB Corp. 2002 Stock Option Plan	d
10.13	MFB Corp. 1997 Stock Option Plan	d
10.14	Employment Agreement with Charles J. Viater	e
10.15	Salary Continuation Agreement with Charles J. Viater	d
10.16	Loan Agreement with First Tennessee Bank National Association dated December 21, 2009.	m
10.17	Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.18	Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.19	Small Business Lending Fund - Securities Purchase Agreement, dated August 25, 2011, between MutualFirst Financial, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock	a
10.20	Repurchase Agreement dated August 25, 2012, between MutualFirst Financial, Inc. and the United States Department of the Treasury, with respect to the repurchase and redemption of the TARP Preferred Stock	a
10.21	Employment Agreement with Christopher D. Cook.	e
10.22	Agreement with Richard J. Lashley and PL Capital Group	q
11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
14	Code of Ethics	o
16	Letter re change in certifying accountant	None
18	Letter re change in accounting principles	None

21	Subsidiaries of the registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of experts and counsel	23
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32
101	Financial Statements from the Company’s Form 10-Q for the three and six months ended June 30, 2016 and 2015 and year ended December 31, 2015, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) Consolidated Condensed Statements of Income for the Three and Six Months Ended June 30, 2016 and 2015; (iii) Consolidated Condensed Statement of Stockholders’ Equity for the Period Ended June 30, 2016; (iv) Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements for the Three and Six Months Ended June 30, 2016 and 2015, as follows:

101.INS	XBRL Instance Document	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101.DEF
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE

a	Filed as an exhibit to the Company’s Form 8-K filed on August 26, 2011 and incorporated herein by reference.

b	Filed as an exhibit to the Company’s Form S-1 registration statement filed on September 16, 1999 and incorporated herein by reference.

c	Filed as an exhibit to the Company’s Form 8-K filed on December 23, 2008 and incorporated herein by reference.

d	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference.

e	Filed as an exhibit to the Company’s Form 10-Q filed on November 14, 2012 and incorporated herein by reference.

f	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2001 and incorporated herein by reference.

g	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2002 and incorporated herein by reference.

h	Filed as an Appendix to the Company’s Form S-4/A Registration Statement filed on October 19, 2001 and incorporated herein by reference.

i	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2007 and incorporated herein by reference.

j	Filed as an exhibit to the Company’s Form 10-K filed on March 23, 2010 and incorporated herein by reference.

k	Filed as an exhibit to the Company’s Form 8-K filed on October 15, 2007 and incorporated herein by reference.

l	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.

m	Filed as an exhibit to the Company’s Form 8-K filed on December 24, 2009 and incorporated herein by reference.

n	Filed as an exhibit to the Company’s Form 8-K filed on February 15, 2012 and incorporated herein by reference.

o	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

p	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.

q	Filed as an exhibit to the Company’s Form 8-K filed on February 27, 2015 and incorporated herein by reference.

(b) Exhibits - See list in (a)(3) and the Exhibit Index following the signature page.

(c) Financial Statements Schedules - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2016	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: August 9, 2016	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

101	Financial Statements from the Company’s Form 10-Q for the three and six months ended June 30, 2016 and 2015 and year ended December 31, 2015, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) Consolidated Condensed Statements of Income for the Three and Six Months Ended June 30, 2016 and 2015; (iii) Consolidated Condensed Statement of Stockholders’ Equity for the Period Ended June 30, 2016; (iv) Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements for the Three and Six Months Ended June 30, 2016 and 2015, as follows:
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

