Form 10-K
period 2016-12-31
MUTUALFIRST FINANCIAL INC
filed 2017-03-16
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock on the Nasdaq Global Market as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $139.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of March 15, 2017, there were 7,344,233 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K-Portions of registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders.

MutualFirst Financial, Inc.

Form 10-K Annual Report for the Year Ended December 31, 2016

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

At December 31, 2016, we had total assets of $1.6 billion, loans of $1.2 billion, deposits of $1.2 billion and stockholders’ equity of $140.0 million. Our executive offices are located at 110 E. Charles Street, Muncie, Indiana 47305-2400. Our common stock is traded on the Nasdaq Global Market under the symbol “MFSF.” For more general information about our business, and other 2016 material transactions and results, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Overview and Significant Events in 2016.”

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets;

•	changes in general economic conditions, either nationally or in our market areas;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the Treasury and the FRB;

•	changes in the levels of general interest rates and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources;

•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;

•	decreases in the secondary market for the sale of loans that we originate;

•	results of examinations of us by the IDFI, FDIC, FRB or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•	legislative or regulatory changes that adversely affect our business, including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), changes in regulatory policies and principles, changes in regulatory capital requirements or the interpretation of regulatory capital or other rules;

•	our ability to attract and retain deposits;

•	increases in premiums for deposit insurance;

•	management’s assumptions in determining the adequacy of the allowance for loan losses;

•	our ability to control operating costs and expenses;

•	the use of estimates in determining fair value of certain assets, which estimates may prove to be incorrect and result in significant losses due to declines in valuation;

•	difficulties in reducing risks associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	a failure or security breach in the computer systems (or the third party vendors who provide such services) on which we depend;

•	our ability to retain members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	adverse changes in the securities markets;

•	changes in our ability and the cost to access the capital markets;

•	inability of key third-party providers to perform their obligations to us;

•	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this Form 10-K.

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

Market Area

We are a community-oriented bank offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Muncie, Indiana and offer our financial services through 27 full service retail financial center offices in Allen, Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana. MutualBank also has trust offices in Fishers and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. The Bank has a subsidiary, Summit Mortgage, Inc., that operates a mortgage banking firm in Ft. Wayne, Indiana. In addition, we originate residential mortgage and commercial loans in the counties contiguous to those counties. We also originate indirect consumer loans throughout Indiana and contiguous states as described in “Lending Activities - Other Consumer Lending.”

The market areas where MutualBank operates in Indiana have historically experienced an unemployment rate that exceeded the federal and state unemployment rates, however in last two years the rate in our market areas was reduced to below the state and federal rates. At the end of 2016, the unemployment rate (not seasonally adjusted) was 4.5% at the federal level and 4.0% at the state level, compared to 4.8% and 4.6% at the end of 2015 at the federal and state level, respectively. Our footprint had an unemployment rate of 3.9% and 4.5% at year-end 2016 and 2015, respectively. During 2016, improvements in local home values, unemployment and the local economy resulted in increasing levels of home sales and residential mortgage activity.

Competition

We face strong competition from other banks, credit unions, mortgage bankers and finance companies in originating commercial, real estate and other loans and in attracting deposits. Our wealth management division faces strong competition from other banks, brokerage firms, financial advisers and trust companies. We attract deposits primarily through our financial center network. Competition for deposits comes principally from local banks and credit unions, but also comes from the availability of other investment opportunities, including mutual funds. We compete for deposits by offering superior service and a variety of deposit accounts at competitive rates. We also offer alternative investment products through a broker/dealer.

Internet Website and Information

The Company maintains a website at www.bankwithmutual.com - “About Us – Investor Relations.” The information contained on that website is not included as part of or incorporated by reference into this Form 10-K. The Company’s filings with the SEC are available on that website and also are available on the SEC website at sec.gov - “Search for Company Filings.”

Lending Activities

General. Our loans carry either a fixed- or an adjustable-rate of interest. At December 31, 2016, our net loan portfolio totaled $1.2 billion, which constituted 74.8% of our total assets. Our net loan portfolio, excluding loans held for sale, increased by 8.3% in 2016, primarily due to increased commercial and non- real estate consumer loans; however, that increase was partially reduced by a decrease in consumer mortgage loans.

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

Major Loan Customers. At December 31, 2016, the maximum amount that we could lend to any one borrower and the borrower’s related entities was approximately $22.3 million. At December 31, 2016, our five largest lending relationships were with commercial borrowers and public entities and constituted an aggregate of $63.8 million in loans and commitments issued, or 5.4% of our $1.2 billion gross loan portfolio, with $45.7 million in loans outstanding. As of December 31, 2016, our largest lending relationship to a single borrower or group of related borrowers consisted of one loan with a total commitment of $15.9 million, with an $8.1 million outstanding balance at year-end. This loan is secured primarily by commercial real estate and was in compliance with loans terms as of December 31, 2016.

Our next four largest relationships consist of $13.2 million in loans and commitments secured primarily by commercial real estate with $6.5 million outstanding; $12.2 million in loans and commitments issued and outstanding which is secured by commercial real estate; $11.4 million in loans and commitments which is secured primarily by commercial business assets with $9.4 million outstanding; and $11.1 million in loans and commitments issued secured primarily by municipal bonds with $9.5 million outstanding. As of December 31, 2016, all loans within these relationships were performing as agreed.

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate
Commercial	$302,577	25.71%	$236,895	21.75%	$198,019	19.25%	$200,817	20.24%	$203,613	20.45%
Commercial construction and development	22,453	1.91	15,744	1.45	33,102	3.22	13,321	1.34	17,462	1.75
Consumer closed end first mortgage	482,911 (1)	41.04	497,442 (2)	45.66	523,203 (3)	50.87	533,160 (4)	53.74	533,527 (5)	53.58
Consumer open end and junior liens	71,222	6.05	70,990	6.52	71,073	6.91	69,354	6.99	74,714	7.50
Total real estate loans	879,163	74.71	821,071	75.38	825,397	80.25	816,652	82.31	829,316	83.28

Other loans
Consumer loans
Auto	18,939	1.61	15,480	1.42	14,712	1.43	14,856	1.50	15,572	1.57
Boat/RV	141,602	12.03	123,621	11.35	94,761	9.21	79,419	8.01	76,416	7.68
Other	5,892	0.51	6,171	0.56	5,184	0.51	5,766	0.58	6,598	0.66
Total consumer other	166,433	14.15	145,272	13.33	114,657	11.15	100,041	10.09	98,586	9.91
Commercial and industrial	131,103	11.14	123,043	11.29	88,474	8.60	75,402	7.60	67,773	6.81
Total other loans	297,536	25.29	268,315	24.62	203,131	19.75	175,443	17.69	166,359	16.72

Total loans receivable, gross	1,176,699	100.00%	1,089,386	100.00%	1,028,528	100.00%	992,095	100.00%	995,675	100.00%

Undisbursed loans in process	(8,691)		(7,432)		(9,285)		(13,346)		(7,418)
Unamortized deferred loan costs, net	5,557		4,882		3,583		2,517		2,432
Allowance for loan losses	(12,382)		(12,641)		(13,168)		(13,412)		(16,038)
Total loans receivable, net	$1,161,183		$1,074,195		$1,009,658		$967,854		$974,651

(1) Includes loans held for sale of $4.1 million.

(2) Includes loans held for sale of $6.0 million.

(3) Includes loans held for sale of $6.1 million.

(4) Includes loans held for sale of $1.9 million.

(5) Includes loans held for sale of $5.1 million.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-Rate Loans
Real estate
Commercial	$66,898	5.69%	$72,263	6.63%	$85,230	8.29%	$88,031	8.87%	$118,828	11.93%
Commercial construction and development	1,962	0.17	4,732	0.43	3,941	0.38	2,833	0.29	3,673	0.37
Consumer closed end first mortgage	371,111 (1)	31.54	381,372 (2)	35.01	392,441 (3)	38.16	398,541 (4)	40.17	387,353 (5)	38.90
Consumer open end and junior liens	22,116	1.88	17,106	1.57	19,479	1.89	22,990	2.32	27,832	2.80
Total real estate loans	462,087	39.28	475,473	43.64	501,091	48.72	512,395	51.65	537,686	54.00

Consumer	164,483	13.98	143,171	13.14	112,295	10.92	97,422	9.82	95,448	9.59
Commercial and industrial	52,932	4.50	61,702	5.66	43,378	4.22	32,369	3.26	30,321	3.04
Total fixed-rate loans	679,502	57.76	680,346	62.44	656,764	63.86	642,186	64.73	663,455	66.63

Adjustable-Rate Loans
Real estate
Commercial	235,679	20.03	164,632	15.12	112,789	10.97	112,786	11.37	84,785	8.52
Commercial construction and development	20,491	1.73	11,012	1.02	29,161	2.83	10,488	1.06	13,789	1.38
Consumer closed end first mortgage	111,800	9.50	116,070	10.65	130,762	12.71	134,619	13.57	146,174	14.68
Consumer open end and junior liens	49,106	4.17	53,884	4.95	51,594	5.02	46,364	4.67	46,882	4.71
Total real estate loans	417,076	35.43	345,598	31.74	324,306	31.53	304,257	30.67	291,630	29.29

Consumer	1,950	0.17	2,101	0.19	2,362	0.23	2,619	0.26	3,138	0.32
Commercial and industrial	78,171	6.64	61,341	5.63	45,096	4.38	43,033	4.34	37,452	3.76
Total adjustable-rate loans	497,197	42.24	409,040	37.56	371,764	36.14	349,909	35.27	332,220	33.37

Total loans receivable, gross	1,176,699	100.00%	1,089,386	100.00%	1,028,528	100.00%	992,095	100.00%	995,675	100.00%

Undisbursed loans in process	(8,691)		(7,432)		(9,285)		(13,346)		(7,418)
Unamortized deferred loan costs, net	5,557		4,882		3,583		2,517		2,432
Allowance for loan losses	(12,382)		(12,641)		(13,168)		(13,412)		(16,038)
Total loans receivable, net	$1,161,183		$1,074,195		$1,009,658		$967,854		$974,651

(1) Includes loans held for sale of $4.1 million.

(2) Includes loans held for sale of $6.0 million.

(3) Includes loans held for sale of $6.1 million.

(4) Includes loans held for sale of $1.9 million.

(5) Includes loans held for sale of $5.1 million.

The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2016. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The total amount of loans due after December 31, 2017 that have predetermined interest rates is $647.2 million, and the total amount of loans due after such date which have floating or adjustable interest rates is $411.4 million. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Consumer Closed End First Mortgage(1)		Consumer Open End and Junior Liens		Commercial		Construction and Development		Consumer		Commercial Business		Total
	Amount	WAR(3)	Amount	WAR(3)	Amount	WAR(3)	Amount	WAR(3)	Amount	WAR(3)	Amount	WAR(3)	Amount	WAR(3)
	(Dollars in thousands)
Due During Years Ending December 31,
2017(2)	$5,351	4.10%	$442	6.57%	$42,501	4.60%	$10,109	4.03%	$2,361	5.76%	$53,321	4.40%	$114,085	4.46%
2018	1,204	4.28	355	6.36	14,726	4.66	247	4.25	2,535	6.14	11,828	3.34	30,895	4.28
2019	1,930	4.61	637	6.53	13,308	4.57	1,263	4.24	4,880	5.63	17,103	3.93	39,121	4.45
2020 & 2021	11,861	3.86	2,329	6.74	13,201	4.70	6,337	3.56	21,065	5.15	22,824	4.31	77,617	4.55
2022 & 2023	17,870	3.27	3,504	5.33	16,960	4.44	343	5.75	11,593	6.21	8,835	4.50	59,105	4.50
2024 to 2038	283,835	3.65	63,955	4.19	184,603	4.34	4,154	4.53	123,999	5.70	14,805	4.78	675,351	4.30
2039 & after	156,797	3.99	-	-	17,278	4.00	-	-	-	-	2,387	4.64	176,462	4.00
Total	$478,848	3.76%	$71,222	4.38%	$302,577	4.40%	$22,453	4.03%	$166,433	5.67%	$131,103	4.20%	$1,172,636	4.30%

(1) Does not include mortgage loans held for sale.

(2) Includes demand loans, loans having no stated maturity and overdraft loans.

(3) Weighted Average Rate

Consumer Closed End First Mortgages. We originate loans secured by first mortgages on owner-occupied, one- to four-family residences in our market areas for purchase, refinance, home equity and construction purposes. At December 31, 2016, these loans totaled $482.9 million, or 41.0% of our gross loan portfolio.

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

We originate consumer first mortgage one- to four-family loans on either a fixed- or adjustable-rate basis, and generally maintain a tax or insurance escrow account for these loans. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with the secondary market and other local financial institutions and are consistent with our internal needs. Adjustable-rate mortgage or ARM loans are offered with initial fixed rate terms between one and 10 years. After the initial period, the interest rate for each ARM loan adjusts annually for the remainder of the term of the loan using a margin over the standard one-year treasury index. During fiscal 2016, we originated $14.8 million of one- to four-family ARM loans and $219.7 million of one- to four-family fixed-rate mortgage loans. By way of comparison, during fiscal 2015, we originated $11.4 million of one- to four-family ARM loans and $204.4 million of one- to four-family fixed-rate mortgage loans.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years and are generally fully amortizing, with payments due monthly. A majority of loans with fixed-rate maturities in excess of 15 years are sold on the secondary market. Some loans are retained if their terms meet current portfolio needs consistent with balance sheet objectives. These retained loans normally remain outstanding, however, for a substantially shorter period of time because of home sales, refinancing and other prepayments. A significant change in interest rates could alter considerably the average life of a residential loan in our portfolio. Our one- to four-family loans are generally not assumable, do not contain prepayment penalties and do not permit negative amortization of principal. Most are written using underwriting guidelines that make them readily saleable in the secondary market. At December 31, 2016, our fixed-rate one- to four-family mortgage loan portfolio totaled $371.1 million, or 31.5% of our gross loan portfolio.

Our one- to four-family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years, with payments due monthly. Our ARM loans generally provide for specific minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment on the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds. In order to remain competitive in our market areas, we sometimes originate ARM loans at initial rates below the fully indexed rate. ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s required payments increase, which may increase the potential for default. Our payment history for ARM loans has not been substantially different from fixed rate loans. See “Asset Quality - Non-performing Assets” and “Classified Assets.” At December 31, 2016, our one- to four-family ARM loan portfolio totaled $111.8 million, or 9.5% of our gross loan portfolio.

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

Consumer Open End and Junior Liens. At December 31, 2016, our consumer loans on residential properties, including home equity lines of credit and subordinate home improvement loans, totaled $71.2 million, or 6.5% of our gross loan portfolio. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. The term to maturity on our home equity and home improvement loans may be up to 15 years. Most home equity lines of credit have a maximum term to maturity of 20 years and require a minimum monthly payment based on the outstanding loan balance per month, which amount may be re-borrowed at any time. A limited number of home equity lines of credit are approved with monthly payments of accrued interest only. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

Commercial Real Estate Lending. We offer a variety of commercial real estate (CRE) loans for acquisition and renovation. These loans are secured by the real estate and improvements financed, and the collateral ranges from industrial and commercial buildings to churches, office buildings and multi-family housing complexes. We also have a limited amount of farm loans. At December 31, 2016, commercial real estate loans, including multi-family, totaled $302.6 million, or 25.7% of our gross loan portfolio.

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

Existing residential development loans are typically provided on property located within our market areas and are granted to developers and builders with previous borrowing experience with MutualBank. Financing of a development may include funding of land acquisition and development costs for lots as well as individual construction loans for speculative or pre-sold homes. New activity in residential development and construction lending has been limited by economic conditions for the past several years. We also provide construction-permanent financing for owner-occupied commercial properties for our business customers in our market areas as well as some income-producing property to established borrowers. We have a limited number of commercial real estate development loans. At December 31, 2016, we had $22.5 million in construction and development loans outstanding, representing 1.9% of our gross loan portfolio.

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

Because of the uncertainties inherent in estimating construction and development costs and the market for the project upon completion, there is risk inherent in the accuracy of estimated total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. These loans also involve many of the same risks discussed above regarding commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. Economic conditions in our market could cause borrowers to be unable to repay development loans due to reduced ability to market the properties consistent with original pro-forma estimates. However, we have seen stabilization in our markets which is reflected in the continued decrease in non-performing assets.

Other Consumer Lending. Consumer loans, other than those secured by real estate, generally have shorter terms to maturity and carry higher rates of interest than residential mortgage loans. This reduces our exposure to interest rate risk on these loans. In addition, consumer loan products help to expand and create stronger ties to our customer base by increasing the number of customer relationships and providing cross-marketing opportunities. We offer a variety of secured consumer loans, including auto, boat and recreational vehicle loans, and loans secured by savings deposits. We also offer credit cards and unsecured consumer loans. We originate consumer loans both in our market area through our financial centers and throughout Indiana as well as making consumer loans to customers residing in contiguous states through our indirect lending program. We employ credit scoring models for these types of consumer loan applications. These models evaluate credit and application attributes, with a review of the borrower’s employment and credit history and an assessment of the borrower’s ability to repay the loan. Consumer loans may entail greater risk than one- to four-family residential mortgage loans, especially consumer loans secured by rapidly depreciable assets, such as automobiles, boats and recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by economic downturn, job loss, divorce, illness or personal bankruptcy. At December 31, 2016, our consumer loan portfolio, excluding real estate secured loans, totaled $166.4 million, or 14.2% of our gross loan portfolio.

At December 31, 2016, auto loans totaled $18.9 million, or 1.6% of our gross loan portfolio. Auto loans may be written for up to six years and usually have a fixed rate of interest. Loan-to-value ratios are up to 100% of the MSRP or 120% of invoice for new autos and 110% of value on used cars, based on valuation from official used car guides. Loans for boats and recreational vehicles totaled $141.6 million at December 31, 2016, or 12.0% of our gross loan portfolio. Approximately $136.0 million of other consumer loans at December 31, 2016 had been originated indirectly through dealers and retailers. We generally buy indirect auto, boat and recreational vehicle loans on a rate basis, paying the dealer a cash payment for loans with an interest rate in excess of the rate we require. This premium is amortized over the remaining life of the loan. As specified in written agreements with these dealers, prepayments or delinquencies are charged to future amounts owed to that dealer, with no dealer reserve or other guarantee of payment if the dealer stops doing business with us.

Commercial Business Lending. At December 31, 2016, commercial business loans totaled $131.1 million, or 11.1% of our gross loan portfolio. Most of our commercial business loans have been extended to finance businesses in our market area. Credit accommodations extended include lines of credit for working capital needs, term loans to purchase capital goods and real estate, development lending to foster residential, business and community growth and agricultural lending for inventory and equipment financing.

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

Loan Originations, Purchases, Sales and Repayments. We originate loans through referrals from real estate brokers and builders, our marketing efforts, our existing and walk-in customers, and through our subsidiary, Summit Mortgage, Inc. Historically, we have originated many of our non-real estate consumer loans through relationships with dealerships. While we originate adjustable-rate and fixed-rate loans, our ability to originate loans depends upon customer demand for loans in our market areas. Demand is affected by local competition, interest rate environment and general market conditions. During the last several years, due to low market rates of interest, our dollar volume of fixed-rate, one- to four-family loans has exceeded the dollar volume of the same type of adjustable-rate loans. As part of our interest rate risk management efforts, we typically sell our fixed rate, one- to four-family residential loans, with terms exceeding equal to or greater than 15 years, on the secondary market. We have occasionally purchased adjustable rate one- to four-family residential and commercial real estate loans.

In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of loans may be substantially reduced or restricted, with a resultant decrease in interest income.

The Company originates consumer loans, other than loans secured by real estate, in Indiana and contiguous states through our indirect lending program. The indirect lending consumer portfolio consists of loans for autos, boats and recreational vehicles.

During the year ended December 31, 2016, we sold $152.1 million of one- to four-family mortgage loans on the secondary market to FHLMC, Federal Home Loan Bank of Indianapolis (“FHLBI”) and other investors. As part of our interest rate risk management, the Company chose to sell these loans and recognized a gain on sale of $4.8 million. Servicing was retained on all loans originated through MutualBank but not through our subsidiary, Summit Mortgage.

The following table shows our loan origination, purchase, sale and repayment activities for the years indicated. Table includes net growth in existing lines of credit as well as renewals.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Originations by type
Adjustable rate
Real estate
Commercial	$57,026	$28,565	$19,047
Commercial construction and development	190	1,505	798
Consumer closed end first mortgage	14,790	11,372	18,222
Consumer open end and junior liens	16,732	15,512	14,556
Non-real-estate
Consumer	266	1,047	40
Commercial and industrial	6,609	5,767	2,719
Total adjustable-rate	95,613	63,768	55,382
Fixed Rate
Real estate
Commercial	13,412	3,201	9,998
Commercial construction and development	10	1,000	697
Consumer closed end first mortgage	219,714	204,393	114,212
Consumer open end and junior liens	3,263	3,891	2,884
Non-real-estate
Consumer	64,446	67,117	49,062
Commercial and industrial	11,163	26,870	15,985
Total fixed-rate	312,008	306,472	192,838
Total loans originated	407,621	370,240	248,220

Purchases
Real estate
Consumer closed end first mortgage	183	144	1,653
Total loans purchased	183	144	1,653

Total additions	407,804	370,384	249,873

Sales and Repayments
Sales
Real estate
Consumer closed end first mortgage	152,067	145,437	62,765
Total loans sold	152,067	145,437	62,765

Principal repayments	168,956	162,342	146,368

Total reductions	321,023	307,779	209,133

Increase (decrease) in other items, net	2,135	2,081	(3,188)

Net increase	$88,916	$64,686	$37,552

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

Delinquent Loans. The following table sets forth, as of December 31, 2016, the amounts and categories of delinquent loans that were still accruing interest.

	Accruing Loans Delinquent For
	30 to 59 Days	60 to 89 Days
	(Dollars in thousands)
Real estate
Commercial	$854	$142
Commercial construction and development	-	-
Consumer closed end first mortgage	6,718	1,457
Consumer open end and junior liens	468	166
Consumer loans	1,568	356
Commercial and industrial	497	32
Total	$10,105	$2,153
Total as a percent of total loans	0.9%	0.2%

Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated. Generally, loans are placed on non-accrual status when the loan becomes more than 90 days delinquent or sooner when collection of interest becomes doubtful. At December 31, 2016, we had troubled debt restructurings totaling $4.1 million, $1.1 million of which were included in non-accruing loans. Troubled debt restructurings involve forgiving a portion of interest or principal or making other adjustments to assist a borrower who is unable to meet the original terms of the loan. These restructurings are included in non-accruing loans until they perform according to the modified terms for six months. Then, if continued payments under the modified terms are deemed probable, and it is anticipated all principal will be recovered, they are removed from non-accrual status. Foreclosed assets include assets acquired in settlement of loans.

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Non-accruing loans(1):
Real estate:
Commercial real estate	$912	$2,356	$2,023	$1,349	$2,450
Commercial construction and development	-	-	209	1,103	5,989
Consumer closed end first mortgage	3,626	3,592	3,499	4,057	11,030
Consumer open end and junior liens	335	783	658	421	1,396
Total real estate loans	4,873	6,731	6,389	6,930	20,865

Other loans:
Consumer	253	148	218	361	1,230
Commercial and industrial	18	25	605	1,109	1,315
Total other loans	271	173	823	1,470	2,545
Total non-accruing loans	5,144	6,904	7,212	8,400	23,410

Accruing loans delinquent 90 days or more:
Real estate:
Consumer closed end first mortgage	237	267	226	175	177
Consumer open end and junior liens	-	-	-	13	96
Total	237	267	226	188	273

Total nonperforming loans	5,381	7,171	7,438	8,588	23,683

Foreclosed assets:
Real estate:
Commercial real estate	215	62	1,366	2,477	1,138
Construction and development	-	974	34	1,699	50
Consumer closed end first mortgage	502	906	1,429	3,974	5,757
Other loans:
Consumer	481	513	476	283	755
Commercial business	-	-	-	-	-
Total foreclosed assets	1,198	2,455	3,305	8,433	7,700

Total non-performing assets	$6,579	$9,626	$10,743	$17,021	$31,383
Total as a percentage of total assets	0.42%	0.65%	0.75%	1.22%	2.21%

(1) Includes non-performing troubled debt restructurings.

For the year ended December 31, 2016, gross interest income that would have been recorded had these non-accruing loans been current in accordance with their original terms amounted to $273,000. The amount included in interest income on these loans for the year ended December 31, 2015, was $101,000.

See Item 7 –“ Management’s Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition at December 31, 2016 Compared to December 31, 2015 - Delinquencies and Non-performing Assets” for more information on our nonperforming assets.

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

In connection with the filing of the Bank’s periodic reports in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review, at December 31, 2016, we had classified $11.4 million of the Bank’s assets as substandard or doubtful; $1.2 million in other real estate owned and repossessed assets, $10.2 million in substandard loans. The total amount classified represented 8.1% of our stockholders’ equity and 0.7% of our assets at December 31, 2016, compared to 12.6% and 1.2%, respectively, at December 31, 2015.

Provision for Loan Losses. We recorded a provision for loan losses during the year ended December 31, 2016 of $850,000, compared to $125,000 for the year ended December 31, 2015 and $850,000 for the year ended December 31, 2014. The provision for loan losses increased in 2016 primarily due to increases in the loan portfolio, excluding loans held for sale, of $88.7 million, or 8.2% over the last year, in combination with an increase in net charge offs. Net charge-offs for 2016 equaled $1.1 million, or 0.10% of total average loans compared to $652,000, or 0.06% of total average loans, in 2015. The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Allowance for Loan Losses.”

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

At December 31, 2016, our allowance for loan losses was $12.4 million, or 1.1% of the total loan portfolio, and approximately 231.0% of total non-performing loans. Our allowance for loan losses balance decreased 2.0% from December 31, 2015. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that are susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.

The following table sets forth an analysis of our allowance for loan losses.

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$12,641	$13,168	$13,412	$16,038	$16,815

Charge-offs:
Commercial	274	104	289	2,713	4,493
Mortgage	420	643	572	886	1,901
Consumer	788	640	1,021	940	1,608
Total charge-offs	1,482	1,387	1,882	4,539	8,002

Recoveries:
Commercial	85	498	499	69	586
Mortgage	25	34	31	273	239
Consumer	263	203	258	271	375
Total recoveries	373	735	788	613	1,200

Net charge-offs	1,109	652	1,094	3,926	6,802
Provisions charged to operations	850	125	850	1,300	6,025
Balance at end of period	$12,382	$12,641	$13,168	$13,412	$16,038

Ratio of net charge-offs during the period to average loans outstanding during the period	0.10%	0.06%	0.11%	0.40%	0.71%

Allowance as a percentage of non-performing loans	230.99%	176.28%	177.04%	156.15%	67.72%

Allowance as a percentage of total loans (end of period)	1.06%	1.17%	1.30%	1.37%	1.63%

Investment Activities

MutualBank may invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, securities of state and political subdivisions, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. It also may invest in investment grade commercial paper and corporate debt securities and certain mutual funds.

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

Although the Bank has not had a trading portfolio in recent history, we are permitted by the Board of Directors to have a trading portfolio of up to $5.0 million and to trade up to $2.0 million in these securities at any one time. At December 31, 2016, however, we did not have a trading portfolio. See Note 4 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

A majority of MutualBank’s investment portfolio is under the management of its wholly owned subsidiary, Mutual Federal Investment Company. Mutual Federal Investment Company, a Nevada corporation, holds, services, manages and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to Mutual Federal Investment Company. Mutual Federal Investment Company’s investment policy, for the most part, mirrors that of the Bank. Mutual Federal Investment Company has hired a third party investment advisor to manage its securities portfolio, subject to the oversight of its Board of Directors. At December 31, 2016, MutualBank had $249.9 million in consolidated investment securities. The portfolio is comprised of available for sale securities. At that date, Mutual Federal Investment Company managed $233.4 million of the total available for sale portfolio.

The following table sets forth the composition of our investment and mortgage-related securities portfolio and our other investments at the dates indicated. As of December 31, 2016, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government, its agencies or government sponsored entities.

	December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
Mortgage-backed securities	$92,871	$92,517	$106,524	$107,838	$110,452	$113,290
Collateralized mortgage obligations	68,621	68,047	84,976	84,652	97,325	97,759
Federal agencies	-	-	-	-	-	-
Municipal obligations	77,474	77,682	54,427	57,188	27,250	29,256
Corporate obligations	12,822	11,667	12,805	11,460	21,763	20,501
Total securities available for sale	251,788	249,913	258,732	261,138	256,790	260,806

Investment in limited partnerships	327	N/A	427	N/A	1,582	N/A
Federal Home Loan Bank stock	10,925	N/A	10,482	N/A	11,964	N/A
Total investments	$263,040	$249,913	$269,641	$261,138	$270,336	$260,806

The following table indicates, as of December 31, 2016, the composition and contractual maturities of our investment securities, excluding Federal Home Loan Bank (“FHLB”) stock.

	Due In
	Less Than 1 year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Amortized	Amortized	Amortized	Amortized	Amortized	Fair
	Cost	Cost	Cost	Cost	Cost	Value
	(Dollars in thousands)
Available for sale:
Mortgage-backed securities	$-	$2,415	$11,302	$79,154	$92,871	$92,517
Collateralized mortgage obligations	-	-	-	68,621	68,621	68,047
Municipal obligations	-	845	9,874	66,755	77,474	77,682
Corporate obligations	-	4,500	4,513	3,809	12,822	11,667
	$-	$7,760	$25,689	$218,339	$251,788	$249,913

Weighted average yield	-%	2.72%	3.24%	2.69%	2.75%

MutualBank routinely conducts reviews to identify and evaluate each investment security to determine if any other-than-temporary impairment (“OTTI”) has occurred. During the years ended December 31, 2016, 2015 and 2014 we did not recognize any OTTI on our investments. No securities in the portfolio were non-performing as of December 31, 2016. The remaining two trust preferred securities were priced using a discounted cash flow analysis as of December 31, 2016.

Pooled Trust Preferred Securities. The Company has invested in pooled trust preferred securities. At December 31, 2016, the current par balance of our pooled trust preferred securities was $3.8 million. The original par value of these securities was $4.0 million prior to the OTTI write-downs in 2011 and earlier, based on valuations by a third party. OTTI taken on trust preferred securities prior to 2016 was the result of deterioration in the performance of the underlying collateral. The deterioration was the result of increased defaults and deferrals of dividend payments in the current year, creating credit impairment along with weakening financial performance of performing collateral, increasing the risk of future deferrals of dividends and defaults. No additional OTTI was determined in 2016. All pooled trust preferred securities owned by the Bank are exempt from the Volcker Rule.

The following table provides additional information related to the Bank’s investment in trust preferred securities as of December 31, 2016.

Deal Name	Class	Original Par	Book Value	Fair Value	Unrealized Loss	Realized Losses 2016	Lowest Ratings	Number of Banks / Insurance Cos. Currently Performing	Total Number of Banks and Insurance Cos. In Issuance (Unique)	Actual Deferrals/ Defaults (as a % of original collateral)	Total Projected Defaults (as a % of performing collateral) (1)	Excess subordination (after taking into account best estimate of future deferrals/ defaults) (2)
	(Dollars in Thousands)
Alesco Preferred Funding IX	A1	$1,000	$918	$563	$(355)	$-	CCC-	44	49	4.20%	9.55%	54.52%
U.S. Capital Funding I	B3	3,000	2,891	2,025	(866)	-	Caa1	29	33	7.95%	6.19%	12.69%
		$4,000	$3,809	$2,588	$(1,221)	$-

(1)	A 10% recovery is applied to all projected defaults by depository institutions. A 15% recovery is applied to all projected defaults by insurance companies. No recovery is applied to current defaults.
(2)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

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

Deposits. We offer deposit accounts to consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market areas as well as online through our internet banking product. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. Occasionally we will accept brokered deposits from a broker but only if no fee is paid. At December 31, 2016, our brokered certificates of deposit totaled $62.1 million, or 5.4% of total deposits, with an average interest rate of 1.00% and a 1.8 year weighted-average maturity.

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

The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2016, we were in compliance with these reserve requirements.

The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered at the dates indicated.

	December 31,
	2016		2015		2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transactions and savings deposits:
Noninterest bearing accounts	$178,046	15.44%	$179,542	16.45%	$154,178	14.28%
Savings accounts	136,314	11.82	131,578	12.06	124,051	11.49
Interest-bearing NOW and demand accounts	292,977	25.40	267,089	24.47	253,042	23.44
Money market accounts	173,305	15.03	162,551	14.89	146,847	13.61
Total non-certificates	780,642	67.69	740,760	67.87	678,118	62.82

Certificates:
0.00 -1.99%	312,498	27.09	305,517	27.99	331,742	30.74
2.00 -3.99%	60,240	5.22	45,052	4.13	69,406	6.43
4.00 -5.99%	2	0.00	53	0.01	54	0.01
Total certificates	372,740	32.31	350,622	32.13	401,202	37.18
Total deposits	$1,153,382	100.00%	$1,091,382	100.00%	$1,079,320	100.00%

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2016.

	0.00 - 1.99%	2.00 - 3.99%	4.00 - 5.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2017	$66,387	$149	$-	$66,536	17.84%
June 30, 2017	49,130	2,816	2	51,948	13.94
September 30, 2017	43,614	3,611	-	47,225	12.67
December 31, 2017	22,856	1,565	-	24,421	6.55
March 31, 2018	4,761	589	-	5,350	1.44
June 30, 2018	15,338	189	-	15,527	4.17
September 30, 2018	17,122	165	-	17,287	4.64
December 31, 2018	10,522	3	-	10,525	2.82
March 31, 2019	8,544	1	-	8,545	2.29
June 30, 2019	13,628	-	-	13,628	3.66
September 30, 2019	3,680	114	-	3,794	1.02
December 31, 2019	5,972	5,137	-	11,109	2.98
Thereafter	50,944	45,901	-	96,845	25.98
Total	$312,498	$60,240	$2	$372,740	100.00%

Percent of total	$83.84%	16.16%	0.00%	100.00%

The following table indicates, as of December 31, 2016, the amount of our certificates of deposit and other deposits by time remaining until maturity.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates of deposit less than $100,000	$20,547	$26,347	$41,717	$102,602	$191,213
Certificates of deposit of $100,000 or more	42,568	24,129	28,106	74,675	169,478
Public Funds (1)	3,421	1,472	1,823	5,333	12,049
Total Certificates of deposit	$66,536	$51,948	$71,646	$182,610	$372,740

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

We may obtain advances from the FHLB of Indianapolis upon the pledging of certain collateral. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2016 we had $240.6 million in FHLB advances outstanding. Based on current collateral levels, we could borrow an additional $29.5 million from the FHLB at prevailing interest rates. In order to have access to FHLB advances, we are required to own stock in the FHLB of Indianapolis. At December 31, 2016, we had $10.9 million in that stock.

We also are authorized to borrow from the Federal Reserve Bank of Chicago’s “discount window.” We have never borrowed from the Federal Reserve Bank and currently do not have any assets pledged to them for borrowing.

The Bank also has three fed fund lines totaling $40 million. There was no outstanding balance on any of these lines as of December 31, 2016.

The Company acquired $5.0 million of issuer trust preferred securities in the 2008 acquisition of another financial institution. The net balance of these securities as of December 31, 2016 was $4.2 million due to the purchase accounting adjustment made at the time of the acquisition. The securities bore a fixed rate of interest of 6.22% for the first five years, resetting quarterly thereafter at the prevailing three-month LIBOR rate plus 170 basis points. The Company has had the right to redeem the trust preferred securities, in whole or in part, without penalty, since September 15, 2010. These securities mature on September 15, 2035.

The following table sets forth, for the years indicated, the maximum month-end balance and average balance of FHLB advances and other borrowings.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Maximum Balance:
FHLB advances	$243,817	$225,617	$192,442
Other borrowings	10,312	10,181	11,830

Average Balance:
FHLB advances	$230,329	$198,854	$164,398
Other borrowings	8,421	9,875	11,509

The following table sets forth certain information as to our borrowings at the dates indicated.

	December 31,
	2016	2015	2014
	(Dollars in thousands)
FHLB advances	$240,591	$225,617	$192,442
Other borrowings	4,189	9,458	10,174
Total borrowings	$244,780	$235,075	$202,616

Weighted average interest rate of FHLB advances	1.53%	1.52%	1.36%
Weighted average interest rate of other borrowings(1)	2.66%	3.17%	4.41%

(1) Our other borrowings include subordinated debt as of December 31, 2016.

Trust and Financial Services

MutualWealth and MutualFinancial are the wealth management and brokerage divisions of the Bank that provide a variety of fee-based financial services, including trust, investment, insurance, broker advisory, retirement plan and private banking services, in our market areas. Trust services are provided to both individual and corporate customers, including personal trust and agency accounts, employee benefit plans and corporate bond trustee accounts. These activities provide a significant source of fee income to the Company and in 2016 constituted 26.0% of the Company’s non-interest income.

Subsidiary and Other Activities

The Company, as a bank holding company that has elected to be treated as a financial holding company, is allowed to invest in permissible subsidiaries as authorized by Federal law and the regulations of the FRB. At December 31, 2016, the Company had an active captive insurance company, MutualFirst Risk Management, Inc. and another subsidiary, Mutual Risk Advisors, an information security consulting firm.

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

At December 31, 2016, MutualBank had an active investment subsidiary, Mutual Federal Investment Company, which is a Nevada corporation that holds and manages a portion of MutualBank’s investment portfolio. As of December 31, 2016, the market value of securities managed was $233.4 million. Mutual Federal Investment Company has one active subsidiary, Mutual Federal REIT, Inc., which is a Maryland corporation holding approximately $49.9 million in consumer closed end first mortgage loans.

The Bank had one other active subsidiary as of December 31, 2016. Summit Service Corporation which controls the 100% wholly owned active subsidiary, Summit Mortgage, Inc., which is an Indiana corporation that originates and sells consumer closed end first mortgage loans. As of December 31, 2016, Summit Mortgage had $3.4 million in loans held for sale.

Employees

At December 31, 2016, we had a total of 395 full-time and 47 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

How We Are Regulated

MutualBank is an Indiana commercial bank subject to regulation by the IDFI and the FDIC, and the Company is a bank holding company subject to FRB regulation. The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which has authority to promulgate regulations intended to protect consumers with respect to financial products and services, including those provided by the Bank, and to restrict unfair, deceptive or abusive conduct by providers of consumer financial products and services. The FDIC and IDFI regulates the Bank under these regulations. As a public company, the Company is subject to the regulation and reporting requirements of the SEC.

Set forth below is a brief description of certain laws and regulations that apply to us. This description, as well as other descriptions of laws and regulations contained in this Form 10-K, is not complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress and the Indiana General Assembly that may affect our operations. In addition, the regulations governing the Company and the Bank may be amended from time to time by the IDFI, FDIC, CFPB, FRB or SEC, as appropriate. Any legislative or regulatory changes in the future, including those resulting from the Dodd-Frank Act, could adversely affect our operations and financial condition.

MutualFirst Financial. MutualFirst Financial is a bank holding company that has elected to be a treated as a financial holding company. MutualFirst is required to register and file reports with the FRB and is subject to regulation and examination by the FRB, including regulations requiring that the Company serve as a source of financial and managerial strength for the Bank, particularly if the Bank is in financial distress. In addition, the FRB has enforcement authority over the Company and any of its non-bank subsidiaries. The Company’s direct activities and those of non-bank subsidiaries are subject to FRB regulation and must be activities permissible for a bank holding company or be activities for a financial holding company; generally securities and insurance. The Company must obtain FRB approval to acquire substantially all the assets of another bank or bank holding company or to merge with another bank holding company. In addition, the Company must obtain FRB authorization to control more than 5% of the shares of any other bank or bank holding company and may not own more than 5% of any other entity engaged in activities not permitted for the Company. The IDFI also has oversight authority over the Company, including acquisitions of other Indiana banks or bank holding companies. The FRB imposes consolidated capital requirements on the Company. See “- Regulatory Capital Requirements”.

MutualBank. As an Indiana commercial bank, MutualBank is subject to regulation, examination and supervision by the IDFI. Indiana and Federal laws regulate many aspects of the Bank’s operations including branching, dividends, interest and fees collected, anti-money laundering activities, confidentiality of customer information, credit card operations, corporate governance, mergers and purchase and assumption transactions, insurance activities, securities investments, real estate investments, trust operations, lending activities, subsidiary operations and required capital levels. Under Indiana law, Indiana banks may have parity authority with national banks.

To fund its operations, the IDFI has established a schedule for the assessment of supervisory fees for all Indiana financial institutions. These supervisory fees are computed based on the Bank’s total assets and trust assets and increase if the Bank experiences financial distress. The IDFI also charges fees for certain applications and other filings.

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

The Bank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. The basic deposit insurance level is $250,000 per each separately insured depositor, as defined in FDIC regulations. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended December 31, 2016 were $788,000. The FDIC’s premium rates may increase due to strains on the FDIC deposit insurance fund resulting from the cost of bank failures. Also, if the Bank’s regulatory capital or supervisory ratings deteriorate, these deposit insurance premiums may increase.

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

Regulatory Capital Requirements. Both MutualFirst and MutualBank are required to maintain a minimum level of regulatory capital. The FRB and the FDIC have established capital standards for the Company and the Bank for purposes of establishing the threshold for taking prompt corrective action against FDIC insured institutions. The FDIC also may impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Capital Resources” for information on the Company’s and the Bank’s compliance with these capital requirements.

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

The capital requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These changes include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (set at 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

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

Under the FDIC’s prompt corrective action standards, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%; and in order to be considered adequately capitalized, it must have the minimum capital ratios described above. To be considered well-capitalized a bank holding company must have, on a consolidated basis, at least a Tier 1 risk-based capital ratio of 8% and a total risk-based capital ratio of 10% and not be subject to a higher enforceable individualized capital requirement.

Limitations on Dividends and Other Capital Distributions. The Company’s major source of funds consists of dividends from the Bank. The ability of the Bank to pay dividends depends on its earnings and capital levels and may be limited by FDIC or IDFI regulations, directives or orders, or by the capital conservation buffer requirements. In addition, under Indiana law, the Bank may pay dividends from undivided profits; however, in some circumstances it may be required to obtain IDFI approval of a dividend if the total dividends declared during the current year, including the proposed dividend, exceeds net income for the current year and retained net income for the prior two years, which excludes dividends paid during those years. The approval from IDFI is not required if the Bank meets exemption guidelines that mandate minimums for examination ratings and the Tier 1 leverage capital ratio, and the Bank is not subject to corrective action or supervisory order agreements. Since the Bank became regulated by the IDFI, it has been exempt from the pre-approval requirements. It is the Bank’s policy to maintain a strong capital position, so, in times of financial or economic distress, the Bank will be less likely to pay dividends to the Company.

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

Federal Taxation

General. We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to us. MutualFirst’s federal income tax returns have been closed without audit by the IRS through its year ended December 31, 2012. MutualFirst and MutualBank will file a consolidated federal income tax return for fiscal year 2016.

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

State Taxation

MutualBank is subject to Indiana’s financial institutions tax, which is imposed at a flat rate as of December 31, 2016, of 7.0% on “adjusted gross income” apportioned to Indiana. “Adjusted gross income,” for purposes of the financial institutions tax, begins with taxable income as defined by Section 63 of the Internal Revenue Code and incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications including only considering members of the combined group which have Indiana nexus. Indiana legislature started reducing the financial institutions tax from 8.5% to 6.5% in 0.5% increments over a four year period that commenced in 2014. The full change will be effective at the end of 2017.

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

The previous economic recession was severe in our primary market area of northern and east central Indiana, which is not a high growth market. A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions are impacted by changes to short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our primary market area in particular. The economy continues to recover from the recent most severe recession, which caused high unemployment levels, declining real estate values and eroded consumer confidence. The recession also reduced demand for commercial business and real estate loans in our local market. Declines in real estate values and other effects of the recession impacted household and corporate incomes, impairing the ability of our borrowers to repay their loans in accordance with their terms and increasing our non-performing loans, loan charge-offs, provisions for loan losses and foreclosures.

Substantially all of our loans are located in northern and east central Indiana, which was impacted by the recession more severely than the national average. Our primary market area, which consists of Allen, Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana and Berrien county in Michigan, has experienced limited population growth of 0.64% from 2000 through 2010. This data from the census bureau reflects population increases in our northern region market of 2.02% compared to the reduction in population of our central region of (3.04%). Unemployment levels in our market areas in Indiana historically have been above the state and federal averages but have been below the state and federal level over the last two years. According to data published by the Bureau of Labor Statistics of the United States Department of Labor, the national unemployment rate for the United States at December 31, 2016 was 4.5% (not seasonally adjusted) compared to an average rate of 3.9% (not seasonally adjusted) for our market areas in Indiana. See “Item 1 - Business - Market Area.”

A return of recessionary conditions in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and an increase in unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition. Stock prices for financial institution holding companies, including MutualFirst, would be expected to decline substantially, and it would be significantly more difficult to raise capital or borrow in the debt markets.

A substantial portion of our assets consist of various types of loans that carry varying levels of credit and interest rate risk and that are sensitive to changes in the local and national economies.

Loans Secured by Residential Property. At December 31, 2016, $554.4 million, or 47.1% of our total loan portfolio, was secured by one- to four-family residential property, including loans held for sale and home equity loans and home equity lines of credit. This type of lending is generally sensitive to regional and local economic conditions that impact the ability of borrowers to meet their loan payment obligations. Although we continue to see recovery in the market areas we serve, the decline in residential real estate values as a result of the last downturn in the Indiana housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we could incur losses if borrowers default on their loans. In addition, borrowers seeking to sell their homes may find that they cannot sell their properties for an amount equal to or greater than the unpaid principal loan balance. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

Commercial Real Estate, Construction and Development and Commercial Business Loans. At December 31, 2016, $456.1 million, or 38.8% of our total loan portfolio, consisted of commercial real estate, construction and development and commercial business loans to small and mid-sized businesses, predominantly in our primary market area, which are the types of businesses that have a heightened vulnerability to local economic conditions. At December 31, 2016, our loan portfolio included $22.5 million of commercial construction and development loans, $302.6 million of commercial real estate loans and $131.1 million of commercial business loans compared to $15.7 million, $236.9 million and $123.0 million for construction and development, commercial real estate and business loans, respectively, at December 31, 2015. Although we have seen gowth in the credit risk of the portfolio in 2016 and a reduction in non-performing loans, a decline in property values and other market impacts could lead to an increase in non-performing loans. See “Item 1 - Business of MutualBank - Asset Quality - Non-Performing Assets.”

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

Other Consumer Loans. At December 31, 2016, $166.4 million, or 14.2% of our total loan portfolio consisted of consumer loans, of which $18.9 million consisted of automobile loans, $141.6 million consisted of boat/RV loans and $5.9 million consisted of other consumer loans, including unsecured lines of credit. Generally, we consider these types of loans to involve a higher degree of risk compared to mortgage loans on one- to four-family, owner-occupied residential properties, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Although our indirect loans, which totaled $136.0 million at December 31, 2016, were underwritten by a third party using our guidelines, they were primarily originated to customers outside of our normal lending area which presents greater risks than other types of lending activities. As a result of this portfolio of consumer loans, it may become necessary to increase the level of our provision for loan losses, which could hurt our profits.

Adjustable Rate Loans. At December 31, 2016, $497.2 million, or 42.2% of our total loan portfolio consisted of adjustable rate loans. Borrowers with adjustable rate loans are exposed to increased monthly payments when the related interest rate adjusts upward under the terms of the loan to the rate computed in accordance with the applicable index and margin. Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable-rate loans, increasing the possibility of default. Borrowers seeking to avoid these increased monthly payments by refinancing their loans may no longer be able to find available replacement loans at comparably lower interest rates. In addition, declining real estate prices may prevent refinancing or a sale of the property, because borrowers have insufficient equity in the real estate. These events, alone or in combination, may contribute to higher delinquency rates and negatively impact our earnings.

If our allowance for loan losses is not sufficient to cover actual loan losses or our non-performing assets increase, our earnings will suffer. Increases in our provision for loan losses adversely impact our earnings and operations.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience and evaluate current economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance. Additions to our allowance decrease our net income. Our regulators periodically review our allowance for loan losses and may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their review. These increases in our allowance for loan losses or loan charge-offs may have a material adverse effect on our financial condition and results of operations. Our allowance for loan losses was 1.06% of gross loans and 230.99% of non-performing loans at December 31, 2016, compared to 1.17% of gross loans and 176.28% of non-performing loans at December 31, 2015 and 1.30% of gross loans and 177.04% of non-performing loans at December 31, 2014.

At December 31, 2016, our non-performing assets (which consist of non-accrual loans, loans 90 days delinquent and still accruing, non-accrual troubled debt restructurings, foreclosed real estate and other repossessed assets) totaled $6.6 million, which was a decrease of $3.0 million, or a 31.7% reduction in non-performing assets from December 31, 2015. This decrease reflects improved economic conditions within our market areas. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, we must write down the value of properties in our real estate owned (“REO”) portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs including taxes, insurance and maintenance related to our REO. Further, the resolution of non-performing assets requires the active involvement of management, potentially distracting them from the overall supervision of our operations and other income-producing activities.

During 2016, we recorded a provision for loan losses of $850,000 compared to $125,000 in 2015 and $850,000 foin 2014. We also recorded net loan charge-offs of $1.1 million in 2016, compared to $652,000 in 2015 and $1.1 million in 2014. During 2016, we experienced an increase in charge-offs in combination that was largely impacted by an increase in our loan portfolio of $88.7 million. This combination increased our need to add to our allowance for loan loss to support the existing loan portfolio as well as new loan growth. We did not experience declining trends in the housing, real estate and local business markets; however if that would return, we would expect increased levels of delinquencies and credit losses to return, which would adversely impact our financial condition and results of operations.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2016, the fair value of our portfolio of available for sale securities totaled $249.9 million. Gross unrealized gains on these securities totaled $2.8 million, while gross unrealized losses on these securities totaled $4.7 million, resulting in a net unrealized loss of $1.9 million at December 31, 2016.

At December 31, 2016, our interest rate risk analysis indicated that our net portfolio value would decrease by 8.7% if there was an instantaneous parallel 200 basis point increase in market interest rates. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Asset/Liability Management.”

Our strategies to modify our interest rate risk profile may be difficult to implement.

Our asset/liability management strategies are designed to minimize our interest rate risk sensitivity. One such strategy is to increase the amount of adjustable rate and/or short-term assets. The Bank offers adjustable rate loan products as a means to achieve this strategy. The recent availability of lower rates on fixed-rate loans has generally created a decrease in borrower demand for adjustable rate assets. Additionally, these adjustable-rate assets may prepay. Despite this, at December 31, 2016, 42.2% of our loan portfolio consisted of adjustable-rate loans, compared to 37.6% at December 31, 2015.

We also are managing our liabilities to moderate our interest rate risk sensitivity. Customer demand is primarily for short-term certificates of deposit and transaction accounts. Using short-term liabilities to fund long-term, fixed-rate assets will increase the interest rate sensitivity of any financial institution. When needed, we are utilizing FHLB advances agreements to mitigate the impact of customer demand by lengthening the maturities of these advances or entering into longer term repurchase agreements, depending on liquidity or investment opportunities.

FHLB advances are entered into as liquidity is needed or to fund assets that provide for a spread considered sufficient by management. If we are unable to originate adjustable rate assets at favorable rates or fund loan originations or securities purchases with long-term advances or structured borrowings, we may have difficulty executing this asset/liability management strategy and/or it may result in a reduction in profitability.

OTTI charges in our investment securities portfolio could result in losses and adversely affect our continuing operations. Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates, which may have an adverse effect on our financial condition.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings, which may materially adversely affect our stockholders’ equity, regulatory capital and continuing operations. Fluctuations in market value may be caused by decreases in interest rates, lower market prices for securities and limited investor demand, as well as the default rates of specific financial institutions whose securities provide the underlying collateral for these securities and changes in credit risk based on the condition of the issuer. The valuation of our investment securities also is influenced by the implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting, which requires us to report our available for sale securities at their estimated fair value. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available for sale securities, net of taxes. At December 31, 2016, the change in unrealized losses on securities available for sale from the level at December 31, 2015 was an increase of $4.3 million. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them.

Our securities portfolio is evaluated for OTTI on at least a quarterly basis. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. We have not recorded any OTTI since 2011. As of December 31, 2016, we have no securities that are deemed impaired.

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

Our agreements with investors to sell our loans generally contain covenants that require us to repurchase loans under certain circumstances, including some delinquencies, or to return premiums paid by those investors if the loans are paid off early. If we are required to repurchase sold loans under these covenants, they may be deemed troubled loans, with the potential for charge-offs and/or loss provision changes, which could impact our earnings and asset quality ratios adversely. The Bank was not required to repurchase any loans from investors during 2016 or 2015.

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

We sell a portion of our one- to four-family loans in the secondary market. We generally retain the right to service these loans through the Bank. At December 31, 2016, the value of our MSRs was $1.4 million. We use a financial model that uses, wherever possible, quoted market prices to value our MSRs. This model is complex and also uses assumptions related to interest and discount rates, prepayment speeds, delinquency and foreclosure rates and ancillary fee income. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the model. The primary risk associated with MSRs is that they will lose a substantial portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. If prepayment speeds increase more than estimated or delinquency and default levels are higher than anticipated we may be required to write down the value of our MSRs which could have a material adverse effect on our net income and capital levels. The Company obtains independent valuations at least semi-annually to determine if impairment in the asset exists.

Declining economic conditions may adversely impact the fees generated by our asset management and trust business.

To the extent our asset management and trust clients and their assets become adversely impacted by weak economic and stock market conditions, they may choose to withdraw the assets managed by us and/or the value of their assets may decline. Our asset management revenues are based on the value of the assets we manage. If our clients withdraw assets or the value of their assets decline, our revenues from these activities may be adversely affected. These fees totaled $3.9 million and $3.5 million in 2016 and 2015, respectively.

We face significant operational and reputational risks. As a community bank, maintaining our reputation in our market area is critical to the success of our business, and the failure to do so may materially adversely affect our performance. Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes impacting the banking industry.

We are a community bank, and our reputation is one of the most valuable components of our business.  A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our current market and contiguous areas.  As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates.  We operate in many different financial service businesses and rely on the ability of our employees and systems to process a significant number of transactions. Operational risk is the risk of loss from operations, including fraud by employees or outside persons, employees’ execution of incorrect or unauthorized transactions, data processing and technology errors or hacking and breaches of internal control systems. If our reputation is negatively affected, by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected. Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes. Nationally, reported incidents of fraud and other financial crimes have increased. We have experienced an increase in losses due to apparent fraud and other financial crimes. Our policies and procedures designed to prevent such losses may not prevent all such losses. The Company continues to evaluate and implement new technologies; including, but not limited to, systems such as anti-skimming devices, new card technology, and monitoring systems that help to limit these types of instances.

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

At December 31, 2016, we had a core deposit premium of $200,000, due mainly to our 2008 acquisition of another financial institution. Under GAAP, we are required to periodically assess the value of this intangible asset based on a number of factors to determine if there is partial or full impairment. The factors taken into consideration include the market price of our stock, the net present value of our assets and liabilities and valuation information for similar financial institutions. This evaluation involves a substantial amount of judgment. If actual conditions underlying the factors differ from our assessment, the core deposit intangible could be subjected to faster amortization or partial or complete impairment, which would reduce the value of this asset and reduce our earnings, perhaps materially.

We currently hold a significant amount of bank-owned life insurance.

At December 31, 2016, we held $90.7 million of bank-owned life insurance or BOLI on key employees and executives, with a cash surrender value of $51.6 million. These policies are maintained to informally fund various benefit plans. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

We may not be able to fully realize our deferred tax asset.

At December 31, 2016, we had a $12.0 million deferred income tax asset based on differences between the financial statement amounts and tax bases of assets and liabilities and reflecting mainly an allowance for loan loss timing difference and business tax and AMT carryover. The value of our deferred income tax benefit is reviewed regularly under various forecasts and assumptions, including anticipated levels of taxable net income, to determine the likelihood of realizing the benefit. If actual results or subsequent forecasts differ from our current judgments, to the extent that it becomes more likely than not that this benefit will not be fully realized, we would have to write down this asset, which would negatively impact results of operations and reduce our asset size.

A decrease to the corporate federal income tax rate may impair the Company’s deferred tax assets (“DTAs”).

At December 31, 2016, the Company’s DTAs were approximately $12.0 million. While a decline in the corporate tax rate may lower the Company’s tax provision expense, it may also significantly impair the value of the Company’s DTAs in the year the rate decrease is enacted.  Such impairment could have a material adverse effect on the Company’s financial condition and results of operations.

Transactions between the Company and its insurance subsidiary MutualFirst Risk Management, Inc. (the “Captive”), may be subject to certain IRS responsibilities and penalties.

The Captive is a Nevada-based, wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and the Bank as well as to 14 other third-party insurance captives for which insurance may not be available or economically feasible.  The Treasury Department of the United States and the IRS by way of Notice 2016-66 have stated that transactions believed similar in nature to transactions between the Company and the Captive may have the potential for tax avoidance or evasion and may be deemed by the IRS as an abusive tax structure subject to significant penalties, interest and possible criminal prosecution.

If our investment in the FHLB of Indianapolis becomes impaired, our earnings and stockholders’ equity could decrease.

At December 31, 2016, we owned $10.9 million in FHLB of Indianapolis stock. We are required to own this stock to be a member of and to obtain advances from our FHLB. This stock is not marketable and can only be redeemed by our FHLB. The most recent stock buyback initiated by FHLB was in 2015. Our FHLB’s financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB stock to be deemed impaired, resulting in a decrease in our earnings and assets.

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

In response to the last financial crisis, Congress took actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the FDIC has taken actions to increase insurance coverage on deposit accounts. The Dodd-Frank Act created the CFPB.

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

The CFPB has finalized a number of significant rules that could have a significant impact on our business and the financial services industry more generally. In particular, the CFPB has adopted ruled impacting nearly every aspect of the lifecycle of a residential mortgage loan. The CFPB has also issued guidance which could significantly affect the automotive financing industry by subjecting indirect auto lenders, such as the Bank, to regulation as creditors under the Equal Credit Opportunity Act, which would make indirect auto lenders monitor and control certain credit policies and procedures undertaken by auto dealers.

In the last economic downturn, federal and state banking regulators were active in responding to concerns and trends identified in examinations and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. The FDIC and IDFI regulate the activities in which the Bank may engage primarily for the protection of depositors and not for the protection or benefit of stockholders. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability. Regulatory changes regarding card interchange fee income do not currently apply to us but could change in the future. Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

Increases in deposit insurance premiums and special FDIC assessments will negatively impact our earnings.

The Dodd-Frank Act established 1.35% of total insured deposits as the minimum reserve ratio for the FDIC Deposit Insurance Fund effective September 30, 2020. The FDIC adopted a plan under which it will meet this ratio by the statutory deadline and has reached a 1.15% as of 2016. Once the 1.15% ratio is reached, the FDIC is required to offset the effect of the increase in the minimum reserve ratio to 1.35% on institutions with assets less than $10 billion. To implement the offset requirement, FDIC regulations require that institutions with assets of $10.0 billion or more pay a surcharge during a temporary period and smaller institutions will receive credits whenever the reserve ratio reaches 1.38%. The FDIC has not announced how it will implement this offset. In addition to the statutory minimum ratio, the FDIC must set a designated reserve ratio or DRR, which may exceed the statutory minimum. The FDIC has set 2.0% as the DRR.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution's total assets minus its tangible equity instead of its deposits. Since the implementation of these changes, we have seen a decline in our deposit insurance premiums. The insurance costs were $788,000, $897,000 and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our future deposit insurance premiums may increase if the FDIC determines that it will not meet the required or anticipated minimum reserve ratios discussed, which could have a negative impact on our earnings.

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

MutualFirst’s primary source of revenue is dividends from the Bank. In certain instances, the IDFI must be notified of dividends made from the Bank to the Company and may choose to limit Bank dividends. If the Bank is unable to pay dividends, MutualFirst may not be able to service its debt, pay its other obligations or pay dividends on the Company’s common stock, which could have a material adverse impact on our financial condition or the value of your investment in our common stock.

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

As of December 31, 2016, our directors and executive officers as a group beneficially owned 962,224 shares, or 11.3%, of our common stock (including immediately exercisable options for 261,467 shares). In addition, our employee stock ownership plan controlled 5.8% of our common stock on that date. In addition, as of December 31, 2016, 58,003 shares were reserved under our current stock benefit plan for future awards for our directors, officers and employees. Due to this significant collective ownership of or control over our common stock, our directors and executive officers may be able to influence the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other stockholders and could prevent any stockholder action requiring a supermajority vote under our articles of incorporation.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2016 we had 30 full service offices. Subsequent to year-end we have closed three of the full-service offices throughout our footprint. Our offices are located within east central and northern Indiana. At December 31, 2016, we owned our home office in Muncie, Indiana and all but two of our financial center offices. We lease offices in central and northern Indiana for our trust and brokerage services, financial center offices in Ft. Wayne and Mishawaka, Indiana and loan origination offices in northwestern Indiana and southwest Michigan. The net book value of our investment in premises and leaseholds was approximately $18.8 million at December 31, 2016. We believe that our current facilities are adequate to meet our present and immediately foreseeable needs. See Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

	Stock Price		Dividends
	High	Low	per Share
2016 Quarters:
First Quarter (ended 03/31/16)	$26.13	$22.75	$0.14
Second Quarter (ended 06/30/16)	$28.20	$24.82	$0.14
Third Quarter (ended 09/30/16)	$28.90	$27.10	$0.14
Fourth Quarter (ended 12/31/16)	$34.90	$26.50	$0.16

2015 Quarters:
First Quarter (ended 03/31/15)	$24.00	$21.73	$0.12
Second Quarter (ended 06/30/15)	$23.30	$20.06	$0.12
Third Quarter (ended 09/30/15)	$24.96	$22.46	$0.12
Fourth Quarter (ended 12/31/15)	$24.92	$23.03	$0.12

At December 31, 2016, there were 7,324,233 shares of common stock outstanding and approximately 3,100 common stockholders of record.

Our common stock cash dividend payout policy is continually reviewed by management and the Board of Directors. During 2016, the Company paid total common stock dividends of $0.58 per share, up from $0.48 per share in 2015. The Company intends to continue its policy of paying quarterly cash dividends and hopes to continue to pay dividends at least at the same level as in 2016. However, future common stock dividend payments will depend upon a number of factors, including capital requirements, regulatory limitations, the Company’s financial condition, results of operations and the Bank’s ability to pay dividends to the Company. The Company relies significantly upon dividends from the Bank to accumulate earnings for payment of cash dividends to our common stockholders.

On February 19, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 375,000 shares of common stock, or approximately 5% of its then-outstanding shares, over one-year period. As of December 31, 2016, the Company had repurchased 175,428 shares at a weighted average price of $24.82 per share for a total of $4.4 million, and there were 199,572 remaining shares that may be repurchased under the current authorization. These stock repurchases may be made from time-to-time in open market or negotiated transactions as deemed appropriate by the Company and will depend on market conditions. The following provides more detail on the stock repurchases during the fourth quarter of 2016.

	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased As Part of Publicly Announced Plan or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
Oct	-	$-	-	199,572
Nov	-	-	-	199,572
Dec	-	-	-	199,572
	-	$-	-

Information regarding our equity compensation plans is included in Part III, Item 12 of this Form 10-K.

Shareholder Performance Graph Presentation –

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

Item 6. Selected Financial and Other Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following information is only a summary and you should read it in conjunction with our consolidated financial statements and accompanying notes contained in Item 8 of this Form 10-K Balances have been updated to reflect the adoption of ASU 2014-01 in January 2015. See Note 25 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

	At or For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,553,133	$1,478,265	$1,423,423	$1,391,405	$1,422,458
Cash and cash equivalents	26,860	20,915	29,575	25,285	32,778
Loans, net	1,157,120	1,068,204	1,003,518	965,966	969,545
Investment securities
Available for sale, at fair value	249,913	261,138	260,806	264,348	281,197
Total deposits	1,153,382	1,091,382	1,079,320	1,113,084	1,184,009
Total borrowings	244,780	235,075	202,616	153,818	86,281
Total stockholders' equity	140,038	137,025	126,752	110,629	139,493

Selected Operations Data:
Total interest income	$53,802	$51,776	$51,178	$51,667	$55,348
Total interest expense	9,247	8,803	8,923	11,224	14,704
Net interest income	44,555	42,973	42,255	40,443	40,644
Provision for loan losses	850	125	850	1,300	6,025
Net interest income after provision for loan losses	43,705	42,848	41,405	39,143	34,619

Service fee income	6,124	5,947	5,995	5,989	6,492
Gain on sale of loans and investment securities	5,784	4,612	2,162	1,687	4,701
Other-than-temporary impairment, securities	-	-	-	-	-
Other non-interest income	7,514	6,580	6,728	6,387	4,331
Total non-interest income	19,422	17,139	14,885	14,063	15,524

Salaries and employee benefits	27,427	25,526	23,560	22,492	21,335
Other expenses	18,073	17,621	17,818	17,195	18,930
Total non-interest expenses	45,500	43,147	41,378	39,687	40,265
Income before income taxes	17,627	16,840	14,912	13,519	9,878
Income tax expense	4,386	4,578	3,866	4,136	2,632
Net income	13,241	12,262	11,046	9,383	7,246
Preferred stock dividends and accretion	-	-	-	1,257	1,446
Net income available to common stockholders	$13,241	$12,262	$11,046	$8,126	$5,800

Quarter Ended	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income Available to Common Shareholders	Basic Earnings Per Common Share	Diluted Earnings Per Common Share

2016
March 31	$13,034	$2,272	$10,762	$200	$2,365	$0.32	$0.31
June 30	13,258	2,271	10,987	150	4,157	0.56	0.55
September 30	13,567	2,330	11,237	250	3,482	0.48	0.47
December 31	13,943	2,374	11,569	250	3,237	0.44	0.43

Total	$53,802	$9,247	$44,555	$850	$13,241	$1.79	$1.76

2015
March 31	$12,683	$2,165	$10,518	$-	$2,481	$0.34	$0.33
June 30	12,731	2,191	10,540	-	3,218	0.44	0.43
September 30	13,049	2,233	10,816	-	3,225	0.44	0.43
December 31	13,313	2,214	11,099	125	3,338	0.45	0.44

Total	$51,776	$8,803	$42,973	$125	$12,262	$1.66	$1.62

2014
March 31	$12,738	$2,319	$10,419	$350	$2,020	$0.28	$0.27
June 30	12,744	2,186	10,558	500	2,614	0.37	0.36
September 30	12,803	2,163	10,640	-	2,751	0.38	0.37
December 31	12,893	2,255	10,638	-	3,661	0.51	0.49

Total	$51,178	$8,923	$42,255	$850	$11,046	$1.54	$1.49

Reconciliation of Non-GAAP Financial Measures

The annual report on Form 10-K contains financial information determined by methods other than in accordance with U.S. generally accepted accounting principles (“GAAP”). Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share and return on average tangible common equity are used by management to measure the strength of its capital and its ability to generate earnings on tangible capital invested by its shareholders. Although the Company believes these non-GAAP measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly compared GAAP financial measures are included in the following table.

	December 31,
	2016	2015	2014
Total Stockholders' Equity (GAAP)	$140,038	$137,025	$126,752
Less: Intangible Assets	(2,191)	(2,611)	(2,905)
Tangible common equity (non-GAAP)	$137,847	$134,414	$123,847

Total assets (GAAP)	$1,553,133	$1,478,265	$1,423,423
Less: Intangible Assets	(2,191)	(2,611)	(2,905)
Tangible assets (non-GAAP)	$1,550,942	$1,475,654	$1,420,518

Tangible common equity to tangible assets (non-GAAP)	8.89%	9.11%	8.72%

Book value per common share (GAAP)	$19.12	$18.46	$17.52
Less: Effect of Intangible Assets	(0.30)	(0.35)	(0.40)
Tangible book value per common share (non-GAAP)	$18.82	$18.11	$17.12

Return on average stockholders' equity (GAAP)	9.40%	9.29%	9.27
Add: Effect of Intangible Assets	0.16	0.20	0.15
Return on average tangible common equity (non-GAAP)	9.56%	9.49%	9.42%

Total tax free interest income (GAAP)
Loans receivable	$443	$355	$183
Investment securities	2,193	1,541	1,071
Total tax free interest income	$2,636	$1,896	$1,254
Total tax free interest income, gross (at 34%)	$3,994	$2,873	$1,900

Net interest margin, tax equivalent (non-GAAP)
Net interest income (GAAP)	$44,555	$42,973	$42,255
Add: Tax effect tax free interest income at 34%	1,358	977	646
Net interest income (non-GAAP)	45,913	43,950	42,901
Divided by: Average interest-earning assets	1,405,326	1,336,622	1,296,809
Net interest margin, tax equivalent	3.27%	3.29%	3.31%

Ratio Summary:
Return on average equity (ROE)	9.40%	9.29%	9.27%
Return on average tangible common equity	9.56%	9.49%	9.42%
Return on average assets (ROA)	0.87%	0.85%	0.79%
Tangible common equity to tangible assets	8.89%	9.11%	8.72%
Net interest margin, tax equivalent	3.27%	3.29%	3.31%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview and Significant Events in 2016

MutualFirst is a Maryland corporation and a bank holding company headquartered in Muncie, Indiana, with operations in Allen, Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana. It owns MutualBank, an Indiana commercial bank with 27 financial centers in Indiana, trust offices in Fishers and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. MutualFirst also owns MutualFirst Risk Management, a captive insurance company based in Nevada and as of the first quarter 2016, Mutual Risk Advisors, an information security consulting firm based in Indiana. The Company is subject to examination, supervision and regulation by the FRB, and the Bank is subject to regulation, supervision and examination by the IDFI and the FDIC.

MutualBank is an Indiana commercial bank regulated by the IDFI and the FDIC. MutualFirst is a bank holding company regulated by the FRB, which is subjected to regulatory capital requirements similar to those imposed on the Bank. For more details on these regulations see “Item 1. Business – How We Are Regulated.”

At December 31, 2016, we had $1.6 billion in assets, $1.2 billion in loans, $1.2 billion in deposits and $140.0 million in stockholders’ equity. The Company’s total risk-based capital ratio at December 31, 2016 was 13.2%, exceeding the 10.0% requirement for a well-capitalized institution. The ratio of average tangible common equity decreased to 8.89% as of year-end 2016 compared to 9.11% at year-end 2015. For the year ended December 31, 2016, net income available to common shareholders was $13.2 million, or $1.79 per basic and $1.76 per diluted share, compared with net income available to common shareholders of $12.3 million, or $1.66 per basic and $1.62 per diluted share for 2015. The details of our 2016 performance are set forth below and in our Consolidated Audited Financial Statements contained in Item 8 of this Form 10-K.

Key aspects of our 2016 operations include:

•	Commercial loan balances increased $30.5 million, or 28.7% on an annualized basis in the fourth quarter of 2016, which is seven consecutive quarters of double digit growth on an annualized basis. Commercial loan balances increased $80.5 million, or 21.4% in 2016.
•	Non-real estate consumer loan balances increased $21.2 million, or 14.6% in 2016.
•	Mortgage loans sold in 2016 of $152.1 million increased compared to mortgage loans sold in 2015 of $145.5 million.
•	Deposits increased $62.0 million, or 5.7% in 2016 compared to 2015.
•	Tangible book value per common share was $18.82 as of December 31, 2016 compared to $18.11 as of December 31, 2015.
•	Net interest income increased $1.6 million in 2016 compared to 2015.
•	Net interest margin for 2016 was 3.17% compared 3.22% in 2015.
•	Provision for loan losses increased $725,000 in 2016 compared to 2015.
•	Non-interest income increased $2.3 million in 2016 compared to 2015.
•	Non-interest expenses increased $2.4 million in 2016 compared to 2015.

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

MutualWealth is the wealth management division of the Bank providing a variety of fee-based financial services, including trust, investment, insurance, broker advisory, retirement plan and private banking services, in the Bank’s market area. MutualWealth produces non-interest income for the Bank that is tied primarily to the market value of the portfolios being managed. As of December 31, 2016, MutualWealth had $650.1 million of fiduciary assets and generated $3.9 million in commission income during 2016.

MutualFinancial Services is the brokerage division of the Bank providing a variety of fee-based financial services related to securities and investment transactions. MutualFinancial Services produces non-interest income for the Bank that is tied primarily to the volume of the transactions being processed. During 2016, MutualFinancial Services generated $1.0 million in commission income.

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

The Company continues to reduce the impact of interest rate changes on its net interest income by shortening the term of its interest-earning assets to better match the terms of our interest-bearing liabilities and by selling long-term fixed rate loans and increasing the term of certain liabilities. See “Item 7A - Quantitative and Qualitative Disclosures About Market Risk - Asset and Liability Management and Market Risk” in this Form 10-K. It has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of non-residential consumer and commercial loans to total loans has increased from 47.8% at the end of 2015 to 52.9% as of December 31, 2016. We continued to see improvements in our markets and made significant progress toward achieving our strategic target loan mix. On the liability side of the balance sheet, the Company is employing strategies intended to increase the balance of core deposit accounts, such as low cost checking and money market accounts. The percentage of core deposits to total deposits remained fairly consistent throughout the year. These are ongoing strategies that are dependent on current market conditions and competition. The Company lengthens the term to maturity of FHLB advances when advantageous to lengthen repricing of the liability side of the balance sheet in order to reduce interest rate risk exposure.

During 2016, in keeping with our strategic objective to reduce interest rate risk exposure, the Company also sold $152.1 million of long-term fixed rate loans that had been held for sale, which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $4.8 million.

Recent Accounting Standards

For discussion of recent accounting standards, please see Note 2: Impact of Accounting Pronouncements to our Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Goodwill is tested for impairment on an annual basis as of December 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. No events or changes in circumstances have occurred since the annual impairment test that would suggest is was more likely than not goodwill impairment existed.

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

Deferred Tax Asset. The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future. The Company’s most recent evaluation has determined that, except for the amounts represented by the valuation allowance as discussed below, the Company will more likely than not be able to utilize the remaining deferred tax asset. The Company has generated average positive pre-tax pre-provision earnings of $16.4 million, or 1.1% of pre-tax pre-provision ROA over the previous five years. These earnings would be sufficient to utilize portions of the operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The analysis supports no additional valuation reserve is needed.

The valuation allowance established is the result of net operating losses for state franchise tax purposes totaling $23,011,000. See Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Broadening Loan Portfolio Diversification. We continue to work toward diversifying our loan portfolio to reduce our reliance on any one type of loan. Approximately 47.8% of our loan portfolio consisted of loans other than consumer real estate loans at the end of 2015. At the end of 2016, that percentage had increased to 52.9%, reflecting an increase of $101.6 million in our commercial and non-residential consumer loan portfolios.

Continuing as a Leading One- to Four-Family Lender in Indiana. We are one of the largest originators of one- to four-family residential loans in our market area. During 2016, we originated $219.7 million of one- to four-family residential first mortgage loans. While the last economic downturn decreased real estate values, we have seen a stabilization and slight increase in our market areas which is leading to an increase in purchase activity as rates have remained low.

Increasing Market Share and Changing Mix of Deposits. We continue to be focused on growth of core deposits, as deposits grew $60.1 million in 2016.

Expanding Wealth Management Presence. We continue to focus on leveraging our operations in the markets in which we serve. Total fiduciary balances remained consistent with that at year-end 2015. Commission income (non-interest income) generated by these relationships during 2016 totaled $3.9 million, an increase of 10.6% over prior year.

Financial Condition at December 31, 2016 Compared to December 31, 2015

General. Total assets at year-end 2016 were $1.6 billion, reflecting a $74.9 million increase during the year, primarily due to the $89.2 million, or 8.2% increase in the gross loan portfolio, excluding loans held for sale. Average interest-earning assets increased $68.7 million, or 5.1%, to $1.4 billion at December 31, 2016 from $1.3 billion at December 31, 2015. Average interest-bearing liabilities increased by $46.8 million, or 4.1% to $1.2 billion at year-end 2016 from $1.1 billion at year-end 2015 reflecting an increase in FHLB advances. Average stockholders’ equity increased by $8.9 million, or 6.7%, during 2016.

Cash and Investments. Cash and investments decreased from $282.1 million at year-end 2015 to $277.8 million at year-end 2016. The details of our cash and investments are as follows:

	At December 31,		Amount	Percent
	2016	2015	Change	Change
	(Dollars in thousands)
Cash	$8,503	$8,610	$(107)	(1.24)%
Interest-bearing demand deposits	18,357	12,305	6,052	49.18
Interest-bearing time deposits	993	-	993	0.00
Securities available for sale (fair value)	249,913	261,138	(11,225)	(4.30)
Total	$277,766	$282,053	$(4,287)	(1.52)%

At December 31, 2016, our investment portfolio consisted of $160.5 million in government-sponsored agency and government-sponsored entity mortgage-backed securities and collateralized mortgage obligations, $77.7 million in municipal securities and $11.7 million in corporate obligations. At December 31, 2016, these securities had gross unrealized gains of $2.8 million and gross unrealized losses of $4.7 million, of which $3.5 million was primarily due to unrealized losses associated with the increase in treasury rates near the end of the year. We have the ability to hold the trust preferred securities until maturity and believe that we will be able to collect the adjusted amortized cost basis of the securities. See Note 4 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information about our investment securities.

Loans. Our gross loan portfolio, excluding loans held for sale, increased to $1.2 billion at year-end 2016 from $1.1 billion at year-end 2015. The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during 2016:

	At December 31,		Amount	Percent
	2016	2015	Change	Change
	(Dollars in thousands)
Real estate
Commercial	$302,577	$236,895	$65,682	27.73%
Commercial construction and development	22,453	15,744	6,709	42.61
Consumer closed end first mortgage	478,848	491,451	(12,603)	(2.56)
Consumer open end and junior liens	71,222	70,990	232	0.33
Total real estate loans	875,100	815,080	60,020	7.36

Consumer loans
Auto	18,939	15,480	3,459	22.34
Boat/RV	141,602	123,621	17,981	14.55
Other	5,892	6,171	(279)	(4.52)
Total consumer other	166,433	145,272	21,161	14.57
Commercial and industrial	131,103	123,043	8,060	6.55
Total other loans	297,536	268,315	29,221	10.89
Total loans	$1,172,636	$1,083,395	$89,241	8.24%

The Bank made significant progress in its strategy to increase commercial and consumer loans as we increased the commercial portfolio by $80.5 million and the non-residential consumer portfolio by $21.2 million during 2016. We actively seek out opportunities to provide financing for new and growing commercial borrowers, as well as refinancing to sound commercial borrowers currently served by other financial institutions. The increase in the commercial and consumer portfolios was partially offset by the decrease in one- to four-family loans during the period. We increased our purchase loan activity while also allowing consumers to refinance their mortgage loans; however we are starting to see those activities slow down as rates are starting to slowly increase. The Bank continues to sell longer term fixed-rate mortgage loans to reduce related interest rate risk.

Delinquencies and Non-performing Assets. As of December 31, 2016, our total loans delinquent 30-to-89 days was $12.3 million, or 1.1% of total loans, compared to $12.0 million, or 1.1% of total loans, at the end of 2015.

At December 31, 2016, our non-performing assets totaled $6.6 million, or 0.42% of total assets, compared to $9.6 million, or 0.65% of total assets, at December 31, 2015. This $3.0 million, or 31.7%, decrease was due to a decrease in non-performing loans primarily in the commercial real estate portfolio. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.

	At December 31,		Amount	Percent
	2016	2015	Change	Change
	(Dollars in thousands)
Non-accruing loans	$5,144	$6,904	$(1,760)	(25.49)%
Accruing loans delinquent 90 days or more	237	267	(30)	(11.24)
Other real estate owned and repossessed assets	1,199	2,456	(1,257)	(51.18)
Total	$6,580	$9,627	$(3,047)	(31.65)%

Our non-performing assets decreased in 2016 as local economic conditions improved. The Bank continues to diligently monitor and write down loans that appear to have irreversible weakness. The Bank works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral. In addition to the decrease in non-performing assets, the Company has seen significant improvement during the year in total classified assets. Total classified assets decreased by 33.9% from $17.5 million at December 31, 2015 to $11.4 million at December 31, 2016.

At December 31, 2016, foreclosed real estate totaled $718,000 and consisted of primarily one- to four-family residential properties within our footprint. The Bank has seen improvement in this portfolio as market values have stabilized, which has decreased the number of new foreclosures and assisted in our sale of existing commercial and residential properties. At December 31, 2016, the Bank had 10 foreclosed residential properties with a book value totaling $552,000. All foreclosed real estate is currently for sale. At the end of 2016, the Bank also held $481,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Allowance for Loan Loss. Allowance for loan losses decreased $259,000 from $12.6 million at December 31, 2015 to $12.4 million December 31, 2016 as reflected below:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$12,641	$13,168
Charge-offs	1,482	1,387
Recoveries	373	735
Net charge-offs	1,109	652
Provisions charged to operations	850	125
Balance at end of period	$12,382	$12,641

Ratio of net charge-offs during the period to average loans outstanding during the period	0.10%	0.06%

Allowance as a percentage of non-performing loans	230.99%	176.28%
Allowance as a percentage of total loans (end of period)	1.06%	1.17%

Specific loan loss allocation related to loans that have been individually evaluated for impairment remained unchanged throughout the year, and general loan loss reserves have decreased $259,000 as the non-performing loans and classified assets have improved. Net charge offs for the year 2016 were $1.1 million, or 0.10% of average loans on an annualized basis, compared to $652,000, or 0.06% of average loans, for 2015. As of December 31, 2016, the allowance for loan losses as a percentage of loans receivable and non-performing loans was 1.06% and 231.0%, respectively, compared to 1.17% and 176.3%, respectively, at December 31, 2015. Allowance for loan losses as a percentage of loans receivable decreased primarily due to an increase in the total loan portfolio. Allowance for loan losses as a percentage of non-performing loans increased due to the decrease in non-performing loans as of December 31, 2016. The decrease in the allowance was primarily due to management’s ongoing evaluation of the loan portfolio conditions in our market areas.

Other Assets. Other material changes in our assets during 2016 include a decrease in premises and equipment of $9.8 million primarily due to the sale of an office building, we owned and occupied, in December 2016 and the closing of several financial centers locations that will be finalized in the first quarter of 2017. These transactions produced a $426,000 gain and a $215,000 loss, respectively, in 2016.

Deposits. Total deposits increased $62.0 million to $1.2 billion at year-end 2016 compared to $1.1 billion at year-end 2015, primarily due to increased interest-bearing checking accounts and certificates of deposit, as reflected in the table below, with corresponding weighted average rates as of the same date. The changes reflected below are consistent with the Bank’s strategy to grow and strengthen core deposit relationships.

	At December 31,
	2016		2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount Change	Percent Change
	(Dollars in thousands)
Type of Account:
Non-interest Checking	$178,046	0.00%	$179,542	0.00%	$(1,496)	(0.83)%
Interest-bearing NOW	292,977	0.27	267,089	0.23	25,888	9.69
Savings	136,314	0.01	131,578	0.01	4,736	3.60
Money Market	173,305	0.26	162,551	0.20	10,754	6.62
Certificates of Deposit	372,740	1.19	350,622	1.14	22,118	6.31
Total	$1,153,382	0.49%	$1,091,382	0.45%	$62,000	5.68%

Borrowings. Total borrowings increased $9.7 million, or 4.1%, to $244.8 million at year-end 2016 primarily due to a $15.0 million increase in FHLB advances to fund increases in the loan portfolio. Other borrowings, decreased $5.3 million to $4.2 million at year-end 2016 due to pre-payment of a holding company note with FTN, leaving outstanding a subordinate debenture.

The Company acquired $5.0 million of issuer trust preferred securities in a 2008 acquisition of another financial institution, which had a net balance of $4.2 million at December 31, 2016 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance or September 15, 2035. The securities bore a variable rate based quarterly at the prevailing three-month LIBOR rate plus 170 basis points, which was 2.66%. The Company has had the right to redeem the trust preferred securities, in whole or in part, without penalty, since September 2010.

Stockholders’ Equity. Stockholders’ equity was $140.0 million as of December 31, 2016, an increase of $3.0 million from December 31, 2015. The increase was primarily due to net income available to common shareholders of $13.2 million and an increase of $976,000 due to exercises of stock options. These increases were partially offset by cash dividends of $4.3 million and stock repurchases of $4.4 million. The Company’s tangible book value per common share as of December 31, 2016 increased to $18.81 compared to $18.11 as of December 31, 2015 and the tangible common equity ratio decreased to 8.88% as of December 31, 2016 compared to 9.11% as of December 31, 2015. The Company and the Bank’s risk-based capital ratios were well in excess of “well-capitalized” levels as defined by all regulatory standards as of December 31, 2016.

Financial Condition at December 31, 2015 Compared to December 31, 2014

General. Total assets at year-end 2015 were $1.5 billion, reflecting a $54.8 million increase during the year, primarily due to the $64.2 million, or 6.3% increase in the gross loan portfolio, excluding loans held for sale. Average interest-earning assets increased $39.8 million, or 30.7%, to $1.34 billion at December 31, 2015 from $1.30 billion at December 31, 2014. Average interest-bearing liabilities increased by $12.4 million, or 1.1% to $1.13 billion at year-end 2015 from $1.12 billion at year-end 2014 reflecting an increase in FHLB advances. Average stockholders’ equity increased by $12.9 million, or 10.8%, during 2015.

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

At December 31, 2015, our securities portfolio consisted of $192.5 million in government-sponsored agency and government sponsored entity mortgage-backed securities and collateralized mortgage obligations, $57.2 million in municipal securities and $11.5 million in corporate obligations. At December 31, 2015, these securities had gross unrealized gains of $4.9 million and gross unrealized losses of $2.5 million, of which $1.3 million was primarily due to unrealized losses on trust preferred securities. We have the ability to hold the trust preferred securities until maturity and believe that we will be able to collect the adjusted amortized cost basis of the securities. See Note 4 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information about our investment securities.

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

Delinquencies and Non-performing Assets. As of December 31, 2015, our total loans delinquent 30-to-89 days was $12.0 million, or 1.1% of total loans, compared to $14.9 million, or 1.5% of total loans, at the end of 2014.

At December 31, 2015, our non-performing assets totaled $9.6 million, or 0.65% of total assets, compared to $10.7 million, or 0.75% of total assets, at December 31, 2014. This $1.1 million, or 10.4%, decrease was due to a decrease in non-performing loans primarily in the commercial and industrial loan portfolio. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.

	At December 31,		Amount	Percent
	2015	2014	Change	Change
	(Dollars in thousands)
Non-accruing loans	$6,904	$7,212	$(308)	(4.27)%
Accruing loans delinquent 90 days or more	267	226	41	18.14
Other real estate owned and repossessed assets	2,456	3,305	(850)	(25.72)
Total	$9,627	$10,743	$(1,116)	(10.39)%

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

Average Balances and Net Interest Margin

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

	Year ended December 31,
	2016			2015			2014
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Interest -bearing deposits	$24,272	$76	0.31%	$19,789	$14	0.07%	$21,121	$17	0.08%
Mortgage-backed securities available for sale (1)	173,786	4,059	2.34	195,781	5,294	2.70	212,494	5,679	2.67
Investment securities available for sale (1)	77,266	2,441	3.16	63,041	1,796	2.85	51,845	1,357	2.62
Loans (2)	1,119,408	46,785	4.18	1,047,313	44,190	4.22	997,064	43,522	4.37
Stock in FHLB of Indianapolis	10,594	441	4.16	10,698	482	4.51	14,285	603	4.22
Total interest-earning assets	1,405,326	53,802	3.83	1,336,622	51,776	3.87	1,296,809	51,178	3.95
Non-Interest Earning Assets (net of allowance for loan losses and unrealized gain (loss)	112,601			108,765			109,221
Total Assets	$1,517,927			$1,445,387			$1,406,030

Interest-Bearing Liabilities:
Demand and NOW accounts	$281,626	$670	0.24	$262,424	$591	0.23	$257,554	$578	0.22
Savings deposits	136,102	14	0.01	129,980	13	0.01	124,795	13	0.01
Money market accounts	169,595	452	0.27	160,095	396	0.25	136,732	348	0.25
Certificate accounts	356,157	4,160	1.17	375,102	4,259	1.14	429,738	5,189	1.21
Total deposits	943,480	5,296	0.56	927,601	5,259	0.57	948,819	6,128	0.65
Borrowings	235,967	3,951	1.67	205,066	3,544	1.73	171,471	2,795	1.63
Total interest-bearing accounts	1,179,447	9,247	0.78	1,132,667	8,803	0.77	1,120,290	8,923	0.80
Non-Interest Bearing Accounts	181,594			165,470			152,057
Other Liabilities	16,014			15,271			14,586
Total Liabilities	1,377,055			1,313,408			1,286,933
Stockholders' Equity	140,872			131,979			119,097
Total liabilities and stockholders' equity	$1,517,927			$1,445,387			$1,406,030
Net Earning Assets	$225,879			$203,955			$176,519
Net Interest Income		$44,555			$42,973			$42,255
Net Interest Rate Spread (3)			3.04%			3.10%			3.15%
Net interest margin (4)			3.17%			3.22%			3.26%
Net interest margin, tax equivalent(5)			3.27%			3.29%			3.34%
Average Interest-Earning Assets to Average Interest- Bearing Liabilities	119.15%			118.01%			115.76%

(1)	Average balances of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments.
(2)	Calculated net of deferred loan fees, loan discounts and loans in process.
(3)	Interest rate spread is calculated by subtracting weighted average interest rate cost form weighted average interest rate yield for the period indicated.
(4)	The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.
(5)	Tax equivalent margin is calculated by taking non-taxable interest and grossing up by 34% applicable tax rate.

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

	Year Ended December 31,
	2016 vs. 2015			2015 vs. 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-Earning Assets:
Interest -bearing deposits	$3	$59	$62	$-	$(3)	$(3)
Investment securities available for sale	(189)	(401)	(590)	(154)	208	54
Loans receivable	3,043	(448)	2,595	2,193	(1,525)	668
Stock in FHLB of Indianapolis	(5)	(36)	(41)	(151)	30	(121)

Total interest-earning assets	$2,852	$(826)	$2,026	$1,888	$(1,290)	$598

Interest-Bearing Liabilities:
Savings deposits	$1	$-	$1	$1	$(1)	$-
Money market accounts	24	32	56	59	(11)	48
Demand and NOW accounts	44	35	79	11	2	13
Certificate accounts	(216)	117	(99)	(660)	(270)	(930)
Borrowings	534	(127)	407	548	201	749

Total interest-bearing liabilities	$387	$57	$444	$(41)	$(79)	$(120)

Change in net interest income			$1,582			$718

Comparison of Results of Operations for the Years Ended December 31, 2016 and 2015.

General. Net income available to common stockholders for the year ended December 31, 2016 was $13.2 million, or $1.79 basic and $1.76 diluted earnings per common share, compared to net income available to common stockholders of $12.3 million, or $1.66 basic and $1.62 diluted earnings per common share, for the year ended December 31, 2015.

Interest Income. Total interest income increased $2.0 million, or 3.9%, to $53.8 million during the year ended December 31, 2016 from $51.8 million during the year ended December 31, 2015. The $68.7 million increase in average interest-earning assets to $1.4 billion at year end 2016 was partially offset by a four basis point decrease in yield on average interest-earning assets to 3.83% in 2016 compared to 3.87% in 2015 as average interest earning assets continued to reprice lower. Interest income on loans in 2016 was $46.8 million compared to $44.2 million in 2015, a result of a $72.1 million increase in average loan balances, partially offset by a four basis point decrease in the weighted average yield on average loans in 2016 to 4.18%. Interest income on investments, including FHLB stock, decreased in 2016 by $631,000 to $6.9 million.

Interest Expense. Interest expense increased $444,000, or 5.0%, to $9.2 million during the year ended December 31, 2016 compared to $8.8 million during the year ended December 31, 2015. The reason for this increase was an increase in average interest-bearing liabilities of $46.8 million, including an increase of $30.9 million in average FHLB advances, partially offset by a six basis point decline in the expense on average advances, and a $15.9 million increase in average interest-bearing deposits, as additional funding was used to fund increased loan demand.

Net Interest Income. Net interest income before the provision for loan losses increased $1.6 million in 2016 compared to 2015. The increase was a result of an increase of $68.7 million in average interest earning assets due to an increase in the average loan portfolio of $72.1 million. This increase was partially offset by the net interest margin decreasing to 3.17% in 2016 compared to 3.22% in 2015, while the tax equivalent net interest margin declined to 3.27% in 2016 compared to 3.29% in 2015. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

Provision for Loan Losses. The provision for loan losses for 2016 was $850,000 compared to $125,000 during 2015. The increase was primarily due to our loan portfolio that has increased $88.7 million, or 8.2% over the last year and an increased level of net charge-offs. Net charge-offs for 2016 equaled $1.1 million, or 0.10% of total average loans compared to $652,000, or 0.06% of total average loans, in 2015.

Non-Interest Income. Non-interest income increased in 2016 by $2.3 million to $19.4 million in 2016.

	Year Ended		Amount	Percent
	12/31/2016	12/31/2015	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$6,124	$5,947	$177	2.98%
Net realized gain (loss) on sale of securities	1,023	436	587	134.63
Commissions	5,049	4,603	446	9.69
Net gains on sales of loans	4,761	4,176	585	14.01
Net servicing fees	332	274	58	21.17
Increase in cash surrender value of life insurance	1,159	1,184	(25)	(2.11)
Loss on sale of other real estate and repossessed assets	(210)	(111)	(99)	89.19
Other income	1,184	630	554	87.94
Total	$19,422	$17,139	$2,283	13.32%

The increase in non-interest income was driven by an increase in gain on sale of loans due to higher mortgage production over prior year, an increase in commission income due to the trust and wealth management business as we have continued to see growth in our fiduciary assets, and an increase in service charges on deposit accounts due to increased interchange revenue (fees from debit and credit card activity signature based activity) and checking account growth. Other increases included an increase in gain on sale of securities and an increase in other income primarily related to non-recurring life insurance benefit income from death benefit proceeds.

Non-Interest Expenses. Non-interest expenses increased by $2.4 million to $45.5 million in 2016.

	Year Ended		Amount	Percent
	12/31/2016	12/31/2015	Change	Change
	(Dollars in thousands)
Non-Interest Expenses:
Salaries and employee benefits	$27,427	$25,526	$1,901	7.45%
Net occupancy expenses	2,308	2,260	48	2.12
Equipment expenses	1,818	1,831	(13)	(0.71)
Data processing fees	1,991	1,746	245	14.03
Advertising and promotion	1,204	1,193	11	0.92
ATM expense	1,536	1,436	100	6.96
Deposit insurance	788	897	(109)	(12.15)
Professional fees	1,807	1,695	112	6.61
Software subscriptions and publications	2,117	1,749	368	21.04
Other real estate and repossessed assets	73	374	(301)	(80.48)
Other expenses	4,431	4,440	(9)	(0.20)
Total	$45,500	$43,147	$2,353	5.45%

The increase was primarily a result of increases in salaries and employee benefits due primarily to increases in health insurance, an investment in a financial center and commercial lending staff in Fort Wayne, Indiana late in 2015, and increased commission expense for mortgage originators. Additionally, software subscriptions and maintenance increased due to costs associated with upgraded or more efficient software technologies and data processing expenses increased primarily due to increased services being provided. These increases were partially offset by a decrease of $301,000 in foreclosed real estate and repossessed assets expense due to a reduction in the number of foreclosed properties.

Income Tax Expense. Income tax expense in 2016 decreased $192,000 compared to 2015. The effective tax rate for 2016 was 24.9% compared to 27.2% for 2015. The reason for the decline was an increase in tax free income due in part to an increase in holdings of tax free municipal securities.

Comparison of Results of Operations for the Years Ended December 31, 2015 and 2014.

General. Net income available to common stockholders for the year ended December 31, 2015 was $12.3 million, or $1.66 basic and $1.62 diluted earnings per common share, compared to net income available to common stockholders of $11.0 million, or $1.54 basic and $1.49 diluted earnings per common share, for the year ended December 31, 2014.

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

Non-Interest Expenses. Non-interest expenses increased by $1.8 million to $43.1 million in 2015.

	Year Ended		Amount	Percent
	12/31/2015	12/31/2014	Change	Change
	(Dollars in thousands)
Non-Interest Expenses:
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

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. It is overseen by the Asset and Liability Management Committee. The Board of Directors required the Bank to maintain a minimum liquidity ratio of 10% of deposits. At December 31, 2016, our ratio was 23.5%. The Company is currently in excess of the minimum liquidity ratio set by the Board due to a larger investment portfolio. Management continues to seek to utilize liquidity off of the investment portfolio to fund loan growth over the next few years as demand for loans increases while maintaining an adequate level of investments. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed and municipal securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). At December 31, 2016, on a consolidated basis, the Company had $277.8 million in cash and investment securities available for sale and $4.1 million in loans held for sale generally available for its cash needs. We can also generate funds from borrowings, primarily FHLB advances, and, to a lesser degree, third party loans. At December 31, 2016, the Bank had the ability to borrow an additional $29.5 million in FHLB advances and $40.0 million in fed funds. In addition, we have historically sold 15- and 30-year long-term, fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity. The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, the payment of which is subject to regulatory limits. At December 31, 2016, the Company, on an unconsolidated basis, had $1.1 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2016, the approved outstanding loan commitments, including unused lines of credit, amounted to $227.4 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2016, totaled $190.1 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. For the year ended December 31, 2016, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At December 31, 2016, the Bank had $118.8 million in commitments to make loans, $8.7 million in undisbursed portions of closed loans, $97.4 million in unused lines of credit and $2.5 million in standby letters of credit. In addition, on a consolidated basis, at December 31, 2016, the Company had $244.8 million in outstanding non-deposit borrowings, primarily FHLB advances, of which $70.0 million is due during 2017.

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

At December 31, 2016, the Bank’s regulatory capital exceeded the FDIC regulatory requirements, and the Bank was well-capitalized under regulatory prompt corrective action standards. In addition, at December 31, 2016, the Company’s capital levels exceeded the FRB’s requirements, and the Company was considered well-capitalized under FRB guidelines. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain well-capitalized status.

Our capital ratios at December 31, 2016 are reflected below:

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To Be Considered Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level (1) :
MutualFirst Consolidated	$138,971	9.0%	$61,914	4.0%	N/A	N/A
MutualBank	136,301	8.8	61,832	4.0	$77,290	5.0%
Common Equity Tier 1 Capital Level (2) :
MutualFirst Consolidated	$136,606	11.9%	$51,729	4.5%	N/A	N/A
MutualBank	136,301	11.9	51,696	4.5	$74,672	6.5%
Tier 1 Risk-Based Capital Level (2) :
MutualFirst Consolidated	$138,971	12.1%	$68,973	6.0%	N/A	N/A
MutualBank	136,301	11.9	68,928	6.0	$91,904	8.0%
Total Risk-Based Capital Level (3) :
MutualFirst Consolidated	$151,353	13.2%	$91,963	8.0%	N/A	N/A
MutualBank	148,683	12.9	91,904	8.0	$114,880	10.0%

(1) Tier 1 Capital to Average Total Assets of $1.5 billion for the Bank and Company at December 31, 2016.

(2) Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.1 billion for the Bank and Company at December 31, 2016.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin and improve earnings. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term, fixed-rate loans in our portfolio, during 2016 we sold in the secondary market $152.1 million of primarily fixed rate, one- to four-family mortgage loans with a term to maturity of 15 years or greater, which was 69% of all such loans originated by the Bank and its subsidiaries during the year.

If past rate movements are an indication of future changes, they usually are neither instantaneous nor do a majority of core deposits reprice at the same level as rates change. The following chart reflects the Bank’s percentage change in net interest income, over a one year time period, and net portfolio value (NPV) assuming an instantaneous parallel rate shock in a range from down 100 basis points to up 400 basis points as of December 31, 2016.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(8.4)%	(17.8)%
Up 300 basis points	(5.8)%	(13.3)%
Up 200 basis points	(3.4)%	(8.7)%
Up 100 basis points	(1.5)%	(4.7)%
Down 100 basis points	(5.3)%	(5.4)%

The following chart indicates the Company’s percentage change in net interest income and NPV assuming rate movements that are not instantaneous, but change gradually over one year.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(3.3)%	(15.6)%
Up 300 basis points	(3.1)%	(12.1)%
Up 200 basis points	(2.4)%	(8.2)%
Up 100 basis points	(1.3)%	(4.6)%
Down 100 basis points	(5.3)%	(5.4)%

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

December 31, 2016, 2015 and 2014

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

MutualFirst Financial, Inc.

Muncie, Indiana

We have audited the accompanying consolidated balance sheets of MutualFirst Financial, Inc. as of December 31, 2016, and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2016. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MutualFirst Financial, Inc. as of December 31, 2016, and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MutualFirst Financial Inc.'s internal control over financial reporting as of December 31 , 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2017, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BKD, LLP

Indianapolis, Indiana

March 16, 2017

MutualFirst Financial, Inc.

Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	2016	2015
Assets
Cash and due from banks	$8,503	$8,610
Interest-bearing demand deposits	18,357	12,305
Cash and cash equivalents	26,860	20,915
Interest-bearing time deposits	993	-
Investment securities available for sale (carried at fair value)	249,913	261,138
Loans held for sale	4,063	5,991
Loans, net of allowance for loan losses of $12,382 and $12,641, at December 31, 2016 and 2015, respectively	1,157,120	1,068,204
Premises and equipment, net	21,200	31,048
Federal Home Loan Bank stock	10,925	10,482
Deferred tax asset, net	12,037	12,084
Cash value of life insurance	51,594	51,209
Goodwill	1,800	1,800
Other real estate owned and repossessed assets	1,199	2,456
Other assets	15,429	12,938
Total assets	$1,553,133	$1,478,265

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$178,046	$179,542
Interest-bearing	975,336	911,840
Total deposits	1,153,382	1,091,382
Federal Home Loan Bank advances	240,591	225,617
Other borrowings	4,189	9,458
Other liabilities	14,933	14,783
Total liabilities	1,413,095	1,341,240

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 7,324,233 and 7,422,061 shares at December 31, 2016 and 2015, respectively	73	74
Additional paid-in capital	74,164	77,363
Retained earnings	67,055	58,098
Accumulated other comprehensive income (loss)	(1,254)	1,490
Total stockholders' equity	140,038	137,025
Total liabilities and stockholders' equity	$1,553,133	$1,478,265

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Income
(In Thousands, Except Share and Per Share Data)

	2016	2015	2014
Interest and Dividend Income
Loans receivable	$46,785	$44,190	$43,522
Investment securities	6,500	7,090	7,036
Federal Home Loan Bank stock	441	482	603
Deposits with financial institutions	76	14	17
Total interest and dividend income	53,802	51,776	51,178

Interest Expense
Deposits	5,296	5,259	6,128
Federal Home Loan Bank advances	3,604	3,063	2,225
Other	347	481	570
Total interest expense	9,247	8,803	8,923

Net Interest Income	44,555	42,973	42,255
Provision for loan losses	850	125	850
Net Interest Income After Provision for Loan Losses	43,705	42,848	41,405

Non-interest Income
Service fee income	6,124	5,947	5,995
Net realized gain on sales of available for sale securities	1,023	436	313
Commissions	5,049	4,603	4,868
Net gains on sales of loans	4,761	4,176	1,849
Net servicing fees	332	274	114
Increase in cash value of life insurance	1,159	1,184	1,158
Loss on sale of other real estate and repossessed assets	(210)	(111)	(53)
Other income	1,184	630	641
Total non-interest income	19,422	17,139	14,885

Non-interest Expenses
Salaries and employee benefits	27,427	25,526	23,560
Net occupancy expenses	2,308	2,260	2,258
Equipment expenses	1,818	1,831	1,872
Data processing fees	1,991	1,746	1,558
ATM and debit card expenses	1,536	1,436	1,320
Deposit insurance	788	897	1,019
Professional fees	1,807	1,695	1,628
Advertising and promotion	1,204	1,193	1,497
Software subscriptions and maintenance	2,117	1,749	1,652
Other real estate and repossessed assets	73	374	631
Other expenses	4,431	4,440	4,383
Total non-interest expenses	45,500	43,147	41,378

Income Before Income Tax	17,627	16,840	14,912
Income tax expense	4,386	4,578	3,866

Net Income Available to Common Shareholders	$13,241	$12,262	$11,046

Earnings Per Common Share
Basic	$1.79	$1.66	$1.54
Diluted	$1.76	$1.62	$1.49
Dividends Per Common Share	$0.58	$0.48	$0.32

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Comprehensive Income
(In Thousands)

	2016	2015	2014
Net Income	$13,241	$12,262	$11,046
Other Comprehensive Income (Loss)
Net unrealized holding gain (loss) on securities available for sale	(3,297)	(1,186)	8,921
Net unrealized holding gain on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in income	39	12	381
Reclassification adjustment for realized gains included in net income	(1,023)	(436)	(313)
Net unrealized gain on derivative used for cash flow hedges	1	108	150
Net unrealized gain (loss) related to defined benefit plan	62	77	(209)
	(4,218)	(1,425)	8,930
Income tax (expense) benefit related to other comprehensive income (loss)	1,474	537	(3,137)
Other comprehensive income (loss), net of tax	(2,744)	(888)	5,793

Comprehensive Income	$10,497	$11,374	$16,839

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share and Per Share Data)

	Common Stock	Paid-in Capital Common	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances December 31, 2013	$71	$73,336	$40,637	$(3,415)	$110,629
Net income			11,046		11,046
Other comprehensive income, net of taxes				5,793	5,793
Stock options, exercised	1	1,346			1,347
Tax benefit on stock options		234			234
Cash dividends, common stock ($.32 per share)			(2,297)		(2,297)
Balances December 31, 2014	72	74,916	49,386	2,378	126,752
Net income			12,262		12,262
Other comprehensive loss, net of taxes				(888)	(888)
Stock options, exercised	2	2,009			2,011
Tax benefit on stock options		438			438
Cash dividends, common stock ($.48 per share)			(3,550)		(3,550)
Balances December 31, 2015	74	77,363	58,098	1,490	137,025
Net income			13,241		13,241
Other comprehensive loss, net of taxes				(2,744)	(2,744)
Stock repurchased	(2)	(4,352)			(4,354)
Stock options, exercised	1	975			976
Tax benefit on stock options		178			178
Cash dividends, common stock ($.58 per share)			(4,284)		(4,284)
Balances December 31, 2016	$73	$74,164	$67,055	$(1,254)	$140,038

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Cash Flows
(In Thousands, Except Share and Per Share Data)

	2016	2015	2014
Operating Activities
Net income	$13,241	$12,262	$11,046
Items not requiring cash
Provision for loan losses	850	125	850
Depreciation and amortization	5,006	4,546	4,113
Deferred income tax	1,537	1,926	1,087
Increase in cash value of life insurance	(1,159)	(1,184)	(1,158)
Loans originated for sale	(150,620)	(145,749)	(67,295)
Proceeds from sales of loans held for sale	156,827	149,613	64,614
Gain on sale of loans held for sale	(4,761)	(4,176)	(1,849)
Net gain on sale of securities, available for sale	(1,023)	(436)	(313)
Gain on bank owned life insurance	(346)	(204)	-
Loss on sale of other real estate and repossessed assets	210	111	53
Change in
Interest receivable and other assets	(1,349)	(1,321)	(386)
Interest payable and other liabilities	(5)	277	774
Other adjustments	143	143	474
Net cash provided by operating activities	18,551	15,933	12,010

Investing Activities
Net change in interest-bearing time deposits	(993)	-	-
Purchases of securities, available for sale	(88,161)	(67,414)	(48,001)
Proceeds from maturities and paydowns of securities, available for sale	37,872	41,824	31,709
Proceeds from sales of securities, available for sale	57,037	23,109	28,317
Redemption of Federal Home Loan Bank stock	-	2,154	2,427
Purchase of Federal Home Loan Bank stock	(443)	(672)	-
Net change in loans	(92,946)	(67,561)	(41,611)
Purchases of premises and equipment	(2,079)	(2,413)	(1,306)
Cash paid in acquisition, net	-	-	(900)
Proceeds from real estate owned sales	2,497	2,260	7,605
Proceeds from bank owned life insurance	1,120	1,181	-
Proceeds from sale of premises and equipment	9,490	-	-
Net cash used in investing activities	(76,606)	(67,532)	(21,760)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	39,883	62,642	36,828
Certificates of deposit	22,117	(50,580)	(70,593)
Proceeds from FHLB advances	316,300	355,700	493,700
Repayments of FHLB advances	(301,326)	(322,525)	(444,186)
Repayments of other borrowings	(5,312)	(759)	(759)
Cash dividends	(4,284)	(3,550)	(2,297)
Stock options exercised	976	2,011	1,347
Stock repurchased	(4,354)	-	-
Net cash provided by financing activities	64,000	42,939	14,040
Net Change in Cash and Cash Equivalents	5,945	(8,660)	4,290
Cash and Cash Equivalents, Beginning of Period	20,915	29,575	25,285
Cash and Cash Equivalents, End of Period	$26,860	$20,915	$29,575

Additional Cash Flows Information
Interest paid	$9,096	$8,827	$8,857
Income tax paid	2,650	2,850	2,500
Transfers from loans to foreclosed assets	1,450	1,301	2,129
Mortgage servicing rights capitalized	482	460	278
Transfers from fixed assets to other assets	763	702	-

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of MutualFirst Financial, Inc. (Company) and its wholly owned subsidiaries, MFBC Statutory Trust, MutualFirst Risk Management, Inc., Mutual Risk Advisors, Inc., and MutualBank (Bank) and the Bank’s wholly owned subsidiaries, Mishawaka Financial Services, Mutual Federal Investment Company and the wholly owned subsidiary of Mutual Federal Investment Company, Mutual Federal REIT, Inc. and Summit Service Corp. and their wholly owned subsidiary, Summit Mortgage, Inc., conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. The more significant of the policies are described below.

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

Cash Equivalents - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2016 and 2015, cash equivalents consisted primarily of money market accounts with brokers and checking accounts with government sponsored entities.

At December 31, 2016, the Company’s cash accounts exceeded federally insured limits by approximately $6.7 million. Included in this amount are uninsured accounts of approximately $2.9 million at the Federal Reserve Bank of Chicago and Federal Home Loan Bank of Indianapolis.

Interest-bearing time deposits – The fair value of interest-bearing time deposits approximates carrying value.

Derivative Instruments – The Company occasionally enters into derivative financial instruments as part of its interest rate risk strategies. These derivative financial instruments consist primarily of interest rate swaps. These instruments are carried at the fair value of the derivatives and reflects the estimated amounts that would have been received to terminate these contracts at the reporting date based upon pricing or valuation models applied to current market information.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The Company offers interest rate derivative products (e.g. interest rate swaps) to certain of its high-quality commercial borrowers. This product allows customers to enter into an agreement with the Company to swap their variable rate loan to a fixed rate. These derivative products are designed to reduce, eliminate or modify the risk of changes in the borrower’s interest rate. The extension of credit incurred through the execution of these derivative products is subject to the same approvals and rigorous underwriting standards as the related traditional credit product. The Company limits its risk exposure to these products by entering into a mirror-image, offsetting swap agreement with a separate, well-capitalized and rated counterparty. These transactions are ratified by the Asset Liability Committee. By using these interest rate swap arrangements, the Company is also better insulated from the interest rate risk associated with underwriting fixed-rate loans. These derivative do not qualify for hedge accounting. The derivatives are recorded on the balance sheet at fair value and changes in fair value of both the customer and the offsetting swap agreements are recorded (and essentially offset) in non-interest income.

Investment Securities - Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. At December 31, 2016 and 2015, no securities were classified as held to maturity. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. When the Company does not intend to sell a debt security, and it is more likely than not that, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

Note 2: Impact of Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU is intended to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows by specifically addressing eight specific areas. The amendments are effective for the Company for annual and interim periods beginning in the first quarter of 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effects that this ASU will have on its financial statements, specifically the Statement of Cash Flows, and does not expect these effects to be material.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The ASU is intended to provide financial statement users with useful information about the expected credit losses on financial instruments and other commitments to extend credit.

•	The ASU requires that a financial assets measured at amortized cost (primarily for the Company, loans) to be presented at the amount net of a valuation allowance for credit losses, and that the income statement include the measurement of credit losses for newly recognized financial assets as well as changes in expected losses on previously recognized financial assets. The provisions of this ASU does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. The new model will be based on relevant information including past events, historical experience, current conditions, and reasonable and supportive forecasts that affect the collectability of the asset. The provisions of this ASU differ from current U.S. GAAP in that current U.S. GAAP generally delays recognition of the full amount of credit losses until the loss is probable of occurring.
•	This ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down.

This ASU will be effective for the Company for interim and annual periods beginning in the first quarter of 2020. Earlier adoption is permitted beginning in the first quarter of 2019. The Company is in the evaluation stage for this ASU in order to determine the most appropriate method of implementation and all resources and data (both current and historical) needed.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. This Update includes amendments that currently apply, or may apply in the future, to the Corporation related to the following: (1) accounting for the difference between the deduction for tax purposes and the amount of compensation cost recognized for financial reporting purposes; (2) classification of excess tax benefits on the statement of cash flows; (3) accounting for forfeitures; (4) accounting for awards partially settled in cash in excess of the employer’s minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The amendments in this Update were effective for the Company for annual and interim periods beginning in the first quarter 2017. The ASU provides separate transition provisions for each of the amendments. Initial adoption of this ASU in 2017 did not have a significant impact on the Company.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting. The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The ASU: (1) eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held; (2) requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting; and (3) require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments were effective for the Company for annual and interim periods beginning in the first quarter 2017. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Initial adoption of this ASU in 2017 did not have a significant impact on the Company.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

In February 2016, the FASB issued ASU 2016-02, Leases. The objective of the amendment is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. These changes will increase transparency among companies by recognizing lease assets and liabilities on the balance sheet and disclosing additional information about lease arrangements. The amendments in this update are effective for annual and interim periods beginning in the first quarter of 2019. The Company has operating leases in place for some locations as well as equipment and is in the early stages of evaluating the potential impact of adopting this amendment.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update require: (1) all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee); (2) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (3) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The new guidance is effective for the Company for annual and interim periods beginning in the first quarter of 2018. Current evaluation would indicate that the primary area impacted by the amendments of this ASU will be our investment in Federal Home Loan Bank stock, which is an equity security and does not have a readily determinable fair value. See Note 1 – Significant Accounting Policies, “Federal Home Loan Bank Stock” for information regarding the Company’s investment. The adoption of ASU 2016-01 is not anticipated to have a material effect on the Company’s consolidated financial statements.

Note 3: Restriction on Cash

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank of Chicago. The reserve requirement at December 31, 2016 was $2,271,000.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 4: Investment Securities

The amortized costs and approximate fair values, together with gross unrealized gains and losses on securities, are as follows:

	2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$92,871	$802	$(1,156)	$92,517
Collateralized mortgage obligations	68,621	269	(843)	68,047
Municipal obligations	77,474	1,716	(1,508)	77,682
Corporate obligations	12,822	78	(1,233)	11,667
Total investment securities	$251,788	$2,865	$(4,740)	$249,913

	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$106,524	$1,562	$(248)	$107,838
Collateralized mortgage obligations	84,976	537	(861)	84,652
Municipal obligations	54,427	2,781	(20)	57,188
Corporate obligations	12,805	1	(1,346)	11,460
Total investment securities	$258,732	$4,881	$(2,475)	$261,138

All mortgage-backed securities and collateralized-mortgage obligations held by the Company as of December 31, 2016 were in government-sponsored and federal agency securities.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2016 and 2015 was $143.8 million and $97.6 million, which is approximately 57.6 percent and 37.4 percent of the Company’s investment portfolio at those dates.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015:

	2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities	$58,056	$(1,156)	$-	$-	$58,056	$(1,156)
Collateralized mortgage obligations	41,769	(683)	4,688	(160)	46,457	(843)
Municipal obligations	31,907	(1,507)	337	(1)	32,244	(1,508)
Corporate obligations	-	-	7,076	(1,233)	7,076	(1,233)
Total temporarily impaired securities	$131,732	$(3,346)	$12,101	$(1,394)	$143,833	$(4,740)

	2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities	$38,649	$(248)	$-	$-	$38,649	$(248)
Collateralized mortgage obligations	27,457	(281)	21,271	(580)	48,728	(861)
Municipal obligations	2,739	(17)	491	(3)	3,230	(20)
Corporate obligations	4,425	(75)	2,534	(1,271)	6,959	(1,346)
Total temporarily impaired securities	$73,270	$(621)	$24,296	$(1,854)	$97,566	$(2,475)

Collateralized Mortgage Obligations (CMO) and Mortgage-Backed Securities (MBS)

The unrealized losses on the Company’s investment in CMOs and MBSs were caused by interest rate changes and illiquidity. The Company expects to recover the amortized cost basis over the term of the securities. Because (1) the decline in market value is attributable to changes in interest rates and illiquidity and not credit quality, (2) the Company does not intend to sell the investments and (3) it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016.

Municipals

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by changes in interest rates and illiquidity. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the investment securities to be other-than-temporarily impaired at December 31, 2016.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Corporate Obligations

The Company’s unrealized loss on investments in corporate obligations primarily relates to investments in pooled trust preferred securities. The unrealized losses were primarily caused by (1) a decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (2) a sector downgrade by several industry analysts. The Company currently expects some of the securities to settle at a price less than the amortized cost basis of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security). The Company has recognized a loss equal to the credit loss for these securities, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell these investments and it is likely that the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be at maturity, it does not consider the remainder of the investments to be other-than-temporarily impaired at December 31, 2016.

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

	Accumulated Credit Losses
	2016	2015	2014
Credit losses on debt securities held
Beginning of period	$109	$109	$1,205
Reductions related to actual losses incurred	-	-	-
Reductions for previous credit losses realized on securities sold during the year	-	-	(1,096)
As of December 31,	$109	$109	$109

The amortized cost and fair value of securities available for sale at December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
Description Securities	Amortized Cost	Fair Value
Security obligations due
One to five years	$5,345	$5,353
Five to ten years	14,386	14,861
After ten years	70,565	69,135
	90,296	89,349
Mortgage-backed securities	92,871	92,517
Collateralized mortgage obligations	68,621	68,047
Totals	$251,788	$249,913

The Company did not have securities pledged as collateral, to secure public deposits or for other purposes as of December 31, 2016 or 2015.

Proceeds from sales of securities available for sale during 2016, 2015 and 2014 were $57,037,000, $23,109,000 and $28,317,000, respectively. Gross gains of $1,094,000, $436,000 and $1,176,000 in 2016, 2015 and 2014 were recognized on those sales. Gross losses of $71,000, $0 and $863,000 in 2016, 2015 and 2014 were recognized on those sales.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 5: Loans and Allowance

Classes of loans at December 31, 2016 and 2015 include:

	December 31,
	2016	2015
Real estate
Commercial	$302,577	$236,895
Commercial construction and development	22,453	15,744
Consumer closed end first mortgage	478,848	491,451
Consumer open end and junior liens	71,222	70,990
	875,100	815,080
Other loans
Consumer loans
Auto	18,939	15,480
Boat/RVs	141,602	123,621
Other	5,892	6,171
Commercial and industrial	131,103	123,043
	297,536	268,315
Total loans	1,172,636	1,083,395
Undisbursed loans in process	(8,691)	(7,432)
Unamortized deferred loan costs, net	5,557	4,882
Allowance for loan losses	(12,382)	(12,641)
Net loans	$1,157,120	$1,068,204

Year-end non-accrual loans, segregated by class of loans, were as follows:

	December 31,
	2016	2015
Real estate
Commercial	$912	$2,356
Commercial construction and development	-	-
Consumer closed end first mortgage	3,626	3,592
Consumer open end and junior liens	335	783
Consumer loans
Auto	5	-
Boat/RVs	224	81
Other	24	67
Commercial and industrial	18	25
	$5,144	$6,904

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

An age analysis of the Company’s past due loans, segregated by class of loans, as of December 31, 2016 and 2015 are as follows:

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days and Accruing
Real estate
Commercial	$854	$142	$785	$1,781	$300,796	$302,577	$
Commercial construction and development	-	-	-	-	22,453	22,453
Consumer closed end first mortgage	6,789	1,554	3,675	12,018	466,830	478,848		237
Consumer open end and junior liens	512	166	304	982	70,240	71,222
Consumer loans
Auto	103	25	5	133	18,806	18,939
Boat/RVs	1,376	305	213	1,894	139,708	141,602
Other	89	26	13	128	5,764	5,892
Commercial and industrial	497	32	8	537	130,566	131,103
	$10,220	$2,250	$5,003	$17,473	$1,155,163	$1,172,636		$237

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following tables present impaired loans for the years ended December 31, 2016, 2015 and 2014:

	December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$665	$665	$-	$2,207	$68
Commercial construction and development	822	822	-	874	40
Consumer closed end first mortgage	1,869	1,869	-	1,328	-
Consumer open end and junior liens	-	-	-	193	-
Commercial and industrial	187	187	-	204	1

Loans with a specific valuation allowance
Real estate
Commercial	214	214	100	416	-

Total
Real estate
Commercial	$879	$879	$100	$2,623	$68
Commercial construction and development	$822	$822	$-	$874	$40
Consumer closed end first mortgage	$1,869	$1,869	$-	$1,328	$-
Consumer open end and junior liens	$-	$-	$-	$193	$-
Commercial and industrial	$187	$187	$-	$204	$1

Total	$3,757	$3,757	$100	$5,222	$109

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

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2016 and 2015.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2016
	Commercial				Consumer
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Total
Real estate
Commercial	$295,548	$3,705	$3,297	$27				$302,577
Commercial construction and development	21,782	254	417	-				22,453
Consumer closed end first mortgage					$473,329	$-	$5,519	478,848
Consumer open end and junior liens					70,769	-	453	71,222

Other loans
Consumer loans
Auto					18,931	-	8	18,939
Boat/RVs					141,294	-	308	141,602
Other					5,859	-	33	5,892
Commercial and industrial	128,436	2,513	154	-				131,103
	$445,766	$6,472	$3,868	$27	$710,182	$-	$6,321	$1,172,636

	December 31, 2015
	Commercial				Consumer
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Total
Real estate
Commercial	$226,439	$4,137	$6,319	$-				$236,895
Commercial construction and development	13,986	1,309	449	-				15,744
Consumer closed end first mortgage					$484,658	$-	$6,793	491,451
Consumer open end and junior liens					70,086	-	904	70,990

Other loans
Consumer loans
Auto					15,480	-	-	15,480
Boat/RVs					123,490	-	131	123,621
Other					6,097	-	74	6,171
Commercial and industrial	119,540	3,300	203	-				123,043
	$359,965	$8,746	$6,971	$-	$699,811	$-	$7,902	$1,083,395

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2016, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses on other segments.

	December 31, 2016
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$7,090	$2,683	$2,868	$12,641
Provision charged (credited) to expense	457	15	378	850
Losses charged off	(274)	(420)	(788)	(1,482)
Recoveries	85	25	263	373
Balance, end of period	$7,358	$2,303	$2,721	$12,382

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2015
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$7,085	$3,471	$2,612	$13,168
Provision charged to expense	(389)	(179)	693	125
Losses charged off	(104)	(643)	(640)	(1,387)
Recoveries	498	34	203	735
Balance, end of period	$7,090	$2,683	$2,868	$12,641

	December 31, 2014
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$8,148	$3,124	$2,140	$13,412
Provision charged (credited) to expense	(1,273)	888	1,235	850
Losses charged off	(289)	(572)	(1,021)	(1,882)
Recoveries	499	31	258	788
Balance, end of period	$7,085	$3,471	$2,612	$13,168

	December 31, 2016
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	7,258	2,303	2,721	12,282
Total allowance for loan losses	$7,358	$2,303	$2,721	$12,382
Loan balances
Individually evaluated for impairment	$1,888	$1,869	$-	$3,757
Collectively evaluated for impairment	454,245	476,979	237,655	1,168,879
Gross loans	$456,133	$478,848	$237,655	$1,172,636

	December 31, 2015
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	6,990	2,683	2,868	12,541
Total allowance for loan losses	$7,090	$2,683	$2,868	$12,641
Loan balances
Individually evaluated for impairment	$5,093	$1,126	$481	$6,700
Collectively evaluated for impairment	370,589	490,325	215,781	1,076,695
Gross loans	$375,682	$491,451	$216,262	$1,083,395

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

Troubled Debt Restructurings

Certain categories of impaired loans include loans that have been modified in a troubled debt restructuring that involves granting economic concessions to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances.

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

At December 31, 2016 and 2015, the Company had a number of loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following tables describe troubled debts restructured during the years ended December 31, 2016, 2015 and 2014.

	December 31, 2016
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	1	$406	$406
Commercial construction and development	1	83	83
Consumer closed end first mortgage	14	881	911
Consumer open end and junior liens	1	39	39
Consumer loans
Auto	1	4	4
Boat/RV	3	56	56
Other	2	7	7

	December 31, 2015
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	4	$2,399	$2,406
Commercial construction and development	1	155	155
Consumer closed end first mortgage	8	287	287
Consumer open end and junior liens	3	51	51
Consumer loans
Auto	2	25	25
Commercial and industrial	1	88	83

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2014
	No. of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate
Commercial	6	$1,229	$1,248
Consumer closed end first mortgage	12	1,493	1,139
Consumer open end and junior liens	5	58	59
Commercial and industrial	2	193	223

The impact on the allowance for loan losses was insignificant as a result of these modifications.

Newly restructured loans by type for the years ended December 31, 2016, 2015 and 2014 are as follows:

	December 31, 2016
	Interest Only	Term	Combination	Total Modification
Real Estate
Commercial	$-	$406	$-	$406
Commercial construction and development	-	83	-	83
Consumer closed end first mortgage	-	47	864	911
Consumer open end junior lien	-	-	39	39
Consumer Loans
Auto	-	-	4	4
Boat/RV	-	48	8	56
Other	-	7	-	7

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2015
	Interest Only	Term	Combination	Total Modification
Real Estate
Commercial	$-	$2,406	$-	$2,406
Commercial construction and development	-	-	155	155
Consumer closed end first mortgage	-	11	276	287
Consumer open end junior lien	-	51	-	51
Consumer Loans
Auto	-	25	-	25
Commercial and industrial	-	83	-	83

	December 31, 2014
	Interest Only	Term	Combination	Total Modification
Real Estate
Commercial	$-	$701	$547	$1,248
Consumer closed end first mortgage	101	-	1,038	1,139
Consumer open end junior lien	-	28	31	59
Consumer Loans
Commercial and industrial	-	223	-	223

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Defaults of any loans modified as troubled debt restructurings made in the years ended December 31, 2016, 2015 and 2014, respectively, are listed in the table below. Defaults are defined as any loans that become 90 days past due.

	December 31, 2016
	No. of Loans	Post-Modification Outstanding Recorded Balance
Real Estate
Consumer closed end first mortgage	5	$179
Consumer Loans
Boat/RV	1	7

	December 31, 2015
	No. of Loans	Post-Modification Outstanding Recorded Balance
Real Estate
Commercial	1	$820

	December 31, 2014
	No. of Loans	Post-Modification Outstanding Recorded Balance
Real Estate
Consumer closed end first mortgage	4	$663
Consumer open end and junior liens	1	23

At December 31, 2016, the Company held residential real estate held for sale as a result of foreclosure totaling $552,000 and real estate in the process of foreclosure of $1.9 million.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The aggregate amount of loans, as defined, to such related parties was as follows:

2016
Balances, January 1,	$8,062
Change in composition	(14)
New loans, including renewals	5,358
Payments, etc., including renewals	(6,271)
Balances, December 31,	$7,135

Note 7: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2016	2015
Cost
Land	$8,074	$12,393
Buildings and land improvements	19,264	26,651
Equipment	13,562	12,877
Total cost	40,900	51,921
Accumulated depreciation and amortization	(19,700)	(20,873)
Net	$21,200	$31,048

Note 8: Core Deposit and Other Intangibles

The carrying basis of recognized intangible assets at December 31, 2016 and 2015, were:

	2016	2015
Core deposits	$200	$444
Other intangibles	191	367
	$391	$811

Amortization expense for the years ended December 31, 2016, 2015 and 2014, was $420,000, $517,000 and $647,000, respectively. Estimated amortization expense for each of the next three years, which is the remaining life, is:

2017	$264
2018	114
2019	13
$391

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 9: Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 were:

	2016	2015
Balance as of January 1	$1,800	$1,800
Goodwill acquired during the year	-	-
Balance as of December 31	$1,800	$1,800

Goodwill is tested for impairment on an annual basis as of December 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. No events or changes in circumstances have occurred since the annual impairment test that would suggest is was more likely than not goodwill impairment existed.

Note 10: Deposits

Deposits were comprised of the following at December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Noninterest-bearing demand	$178,046	$179,542
Interest-bearing demand	292,977	267,089
Savings	136,314	131,578
Money market savings	173,305	162,551
Certificates and other time deposits of $100,000 or more	181,067	147,268
Other certificates	191,673	203,354
Total deposits	$1,153,382	$1,091,382

Certificates, including other time deposits of $100,000 or more, maturing in years ending December 31 are as follows:

2017	$190,130
2018	48,689
2019	37,076
2020	58,507
2021	32,244
Thereafter	6,094
$372,740

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 11: Federal Home Loan Bank Advances

FHLB advances maturing in years ending December 31 are as follows:

2017	$70,028
2018	39,030
2019	40,533
2020	36,500
2021	26,500
Thereafter	28,000
$240,591

At December 31, 2016, the Company had pledged $360,870,000 in qualifying first mortgage loans as collateral for advances and outstanding letters of credit. Advances, at interest rates from 0.60% to 6.73% at December 31, 2016, were subject to restrictions or penalties in the event of prepayment.

At December 31, 2016, the Company had a total of $15 million in putable and $40 million in symmetrical advances with Federal Home Loan Bank. The call dates for these advances range from 2019 through 2021 even though maturity dates extend beyond those dates.

Note 12: Other Borrowings

Other borrowings consisted of the following components as of December 31:

	2016	2015
Note payable	$-	$5,312
Subordinated debenture, net of discount	4,189	4,146
Total	$4,189	$9,458

The Company borrowed $7,589,000 from First Tennessee Bank, N.A. at a variable rate of LIBOR plus 2.80%, with principal and interest payments made quarterly. The loan was paid in full in November 2016.

The Company assumed $5,000,000 in debentures as the result of an acquisition of MFB Corp. in 2008. In 2005, MFB Corp. had formed MFBC Statutory Trust (MFBC), as a wholly owned business trust, to sell trust preferred securities. The proceeds from the sale of these trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from the acquired company. The junior subordinated debentures are the sole assets of MFBC and are fully and unconditionally guaranteed by the Company. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The rate resets quarterly at the prevailing three-month LIBOR rate plus 170 basis points. The Company may redeem the trust preferred securities, in whole or in part, without penalty, on or after September 15, 2010. These securities mature on September 15, 2035. The net balance of the note as of December 31, 2016 was $4,189,000 due to the fair value adjustment of the note made at the time of the acquisition.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 13: Derivative Financial Instruments

The Company has certain interest rate derivative positions that are not designated as hedging instruments. Derivative assets and liabilities are recorded at fair value on the Consolidated Balance Sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. These derivative positions relate to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, the Company agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the client to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s Consolidated Statements of Income. The notional amount of customer-facing swaps as of December 31, 2016 and 2015 was approximately $14,588,000 and $4,649,000, respectively.

The following table shows the amounts of derivative financial instruments at December 31, 2016 and 2015.

	Asset Derivatives
		December 31,			December 31,
		2016	2015		2016	2015
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$553	$336	Other liabilities	$553	$336

Note 14: Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans consist of the following:

	2016	2015
Loans serviced for
Freddie Mac	$301,263	$295,613
Fannie Mae	7,355	11,535
FHLB	10,621	12,677
Other investors	1,551	1,763
	$320,790	$321,588

The aggregate fair value of capitalized mortgage servicing rights is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates. The amount of servicing fees collected during 2016, 2015 and 2014 totaled approximately $801,000, $814,000, and $832,000, respectively.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

	2016	2015	2014
Mortgage-servicing rights
Balances, January 1	$1,335	$1,417	$1,858
Servicing rights capitalized	482	458	278
Amortization of servicing rights	(466)	(540)	(719)
	$1,351	$1,335	$1,417

The fair value of servicing rights subsequently measured using the amortization method was as follows:

	2016	2015	2014
Mortgage-servicing rights
Fair value, beginning of period	$2,179	$2,048	$2,106
Fair value, end of period	2,110	2,179	2,048

Note 15: Income Tax

The provision for income taxes includes these components:

	2016	2015	2014
Income tax expense
Currently payable
Federal	$2,849	$2,652	$2,779
State	-	-	-
Deferred
Federal	1,317	1,706	867
State	220	220	220
Total income tax expense	$4,386	$4,578	$3,866

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

A reconciliation of income tax expense at the federal statutory rate to actual tax expense is shown below:

	2016	2015	2014
Federal statutory income tax at 34%	$5,993	$5,721	$4,897
Other than temporary impairment	-	-	(615)
Non tax captive insurance income	(319)	-	-
State taxes	145	145	145
Low income housing credits	(96)	(96)	(107)
Tax-exempt income	(1,404)	(1,111)	(818)
Other	67	(81)	364
Actual tax expense	$4,386	$4,578	$3,866
Effective tax rate	24.88%	27.21%	25.93%

The components of the deferred asset included on the consolidated balance sheets were as follows:

	2016	2015
Assets
Allowance for loan losses	$4,999	$5,091
Deferred compensation	3,174	3,193
Business tax and AMT credit carryovers	4,100	4,776
Capital loss carryover	-	102
Net operating loss carryover	1,496	1,845
Goodwill impairment	1,780	2,188
Purchase accounting adjustments	1,010	1,060
Other-than-temporary-impairment, available for sale securities	37	37
Unrealized loss on securities available for sale	776	-
Other	857	1,275
Total assets	18,229	19,567

Liabilities
Unrealized gain on securities available for sale	$-	$(720)
Depreciation and amortization	(504)	(465)
FHLB stock	(385)	(358)
State income tax	(551)	(585)
Loan fees	(355)	(298)
Investments in limited partnerships	(2,072)	(2,255)
Mortgage servicing rights	(564)	(572)
Other	(972)	(1,010)
Total liabilities	(5,403)	(6,263)

Valuation Allowance
Beginning balance	(1,220)	(1,220)
Decrease during period	431	-
Ending balance	(789)	(1,220)
Net deferred tax asset	$12,037	$12,084

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The Company has unused business income tax credits of $2,749,000 that will begin to expire in 2028 and a state net operating loss of $23,011,000 that will begin to expire in 2023. In addition, the Company has an AMT credit carryover of $1,351,000 with an unlimited carryover period. Management believes that the Company will be able to utilize the benefits recorded for the state loss carryforwards and federal credits within the allotted time periods, except for the amount represented by the valuation allowance. The valuation allowance has been recorded for the possible inability to use a portion of the state net operating loss carryover.

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

The Company’s federal and state income tax returns have been closed without audit by the IRS through the year ended December 31, 2012.

Note 16: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2016	2015
Net unrealized gain (loss) on securities available for sale	$(1,009)	$3,311
Net unrealized loss on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in income	(866)	(905)
Net unrealized loss on derivative used for cash flow hedges	-	(1)
Net unrealized gain (loss) relating to defined benefit plan liability	30	(32)
	(1,845)	2,373
Tax expense	(591)	883
Net of tax amount	$(1,254)	$1,490

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Statement of Income for the years ended December 31, 2016, 2015 and 2014.

	Amount Reclassified from Accumulated Other Comprehensive Income For the Year Ended December 31,
Details about Accumulated Other Comprehensive Income Components	2016	2015	2014	Affected Line Item in the Statements of Income
Unrealized gains on available for sale securities
Realized securities gains reclassified into income	$1,023	$436	$313	Net realized gains on sale of available for sale securities
Related income tax expense	(348)	(148)	(106)	Income tax expense
Total reclassifications for the period, net of tax	$675	$288	$207

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

Financial instruments whose contract amount represents credit risk as of December 31:

	2016	2015
Loan commitments	$224,900	$228,548
Standby letters of credit	2,541	2,464

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

Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days, and which are primarily intended for sale to investors in the secondary market. Total mortgage loans in the process of origination amounted to $4,396,000 and $6,457,000, and mortgage loans held for sale amounted to $4,063,000 and $5,991,000, at December 31, 2016 and 2015, respectively.

Note 18: Stockholders’ Equity

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding retained net income for the previous two calendar years and the current year. In the event the Bank becomes unable to pay dividends to the Company, the Company may not be able to service its debt, pay its other obligations or pay dividends on its common stock. At December 31, 2016, the Bank was able to pay dividends without prior regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2016 and 2015, the Company and Bank meet all capital adequacy requirements to which it is subject.

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The Company’s and Bank’s actual capital amounts and ratios are presented in the table below.

	December 31, 2016
	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level (1) :
MutualFirst Consolidated	$138,971	9.0%	$61,914	4.0%	N/A	N/A
MutualBank	136,301	8.8	61,832	4.0	$77,290	5.0%
Common Equity Tier 1 Capital Level (2) :
MutualFirst Consolidated	$136,606	11.9%	$51,729	4.5%	N/A	N/A
MutualBank	136,301	11.9	51,696	4.5	$74,672	6.5%
Tier 1 Risk-Based Capital Level (3) :
MutualFirst Consolidated	$138,971	12.1%	$68,973	6.0%	N/A	N/A
MutualBank	136,301	11.9	68,928	6.0	$91,904	8.0%
Total Risk-Based Capital Level (4) :
MutualFirst Consolidated	$151,353	13.2%	$91,963	8.0%	N/A	N/A
MutualBank	148,683	12.9	91,904	8.0	$114,880	10.0%

(1) Tier 1 Capital to Average Total Assets of $1.5 billion for the Bank and Company at December 31, 2016.

(2) Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.1 billion for the Bank and Company at December 31, 2016.

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

(1) Tier 1 Capital to Average Total Assets of $1.5 billion for the Bank and Company at December 31, 2015.

(2) Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.1 billion for the Bank and Company at December 31, 2015.

(3) Tier 1 Capital to Risk-Weighted Assets.

(4) Total Capital to Risk-Weighted Assets.

The above minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is being phased in annually, which started January 1, 2016, at the rate of 0.625% per year until fully phased in during 2019. The capital conversation buffer was 0.625% at December 31, 2016. The unrealized gain or loss on available-for—sale securities is not included in computing regulatory capital. As of December 31, 2016, the Bank is in excess of the capital conversation buffer requirements.

Note 20: Employee Benefits

The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The contributions are discretionary and determined annually. The Company matches employees' contributions at the following rates: 100 percent of participant contributions up to 4% and 50 percent of participant contributions from 5-6%, not to exceed a maximum of 5% of their compensation. The Company’s expense for the plan was $938,000, $810,000 and $739,000 for 2016, 2015 and 2014, respectively.

The Company has an executive benefit plan and deferred compensation arrangements for the benefit of certain officers. The Company also has deferred compensation arrangements with certain directors whereby, in lieu of previously receiving fees, the directors or their beneficiaries will be paid benefits for an established period following the director’s retirement or death. These arrangements are informally funded by life insurance contracts which have been purchased by the Company. The Company records a liability for these vested benefits based on the present value of future payments. The Company’s expense for the plan was $676,000, $669,000 and $730,000 for 2016, 2015 and 2014, respectively.

The Company has an ESOP covering substantially all of its employees. During 2013, the ESOP reached maturity and the last of the shares were allocated in early 2014. At December 31, 2016 and 2015, the Company had no unearned ESOP shares. Shares were released to participants proportionately as ESOP debt was repaid. The following table provides information on ESOP shares at December 31:

	2016	2015	2014
Allocated shares	403,649	417,848	417,848

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 21: Stock Option Plans

Under the Company’s stock option plans, which are accounted for in accordance with FASB ASC 718, Stock Compensation, the Company grants selected executives and other key employees and directors incentive and non-qualified stock option awards that vest and become fully exercisable at the discretion of the Compensation Committee as the options are granted. As of the end of the 2016, the Company is authorized to grant options under our stock option plan approved in 2008. Under certain provisions of the plan, the number of shares available for grant may be increased without shareholder approval by the amount of shares surrendered as payment of the exercise price of the stock option and by the number of shares of common stock of the Company that could be repurchased by the Company using proceeds from the exercise of stock options.

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

The following is a summary of the status of the Company’s stock option plans and changes in these plans during 2016.

	2016
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	382,161	$10.45
Exercised	77,600	12.58
Outstanding and exercisable, end of year	304,561	$9.90	7.4 years	$7,064

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

There were 77,600, 186,059 and 118,823 options exercised during the years ended December 31, 2016, 2015 and 2014. There were no options granted during those periods. The Company will fulfill options with authorized but unissued shares of stock from the 352,741 shares the Company has authorized under the current shareholder-approved stock option and incentive plans. There were 58,003 shares remaining to be granted under the current plan. The Company will also fulfill options with authorized but unissued shares of stock from the 141,462 shares the Company has authorized under the 2000 stock option plan. Outstanding options may continue to be exercised from that plan; however no further grants can be made.

Cash received from options exercised under all share-based payment arrangements for years ended December 31, 2016, 2015 and 2014 was $976,000, $2.0 million and $1.3 million, respectively. The intrinsic value on options exercised during the years ended December 31, 2016, 2015 and 2014 was $911,000, $2.2 million and $1.0 million, respectively.

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 22: Earnings Per Share

Earnings per share were computed as follows:

	2016
	Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income available to common stockholders	$13,241	7,391,681	$1.79
Effect of Dilutive Securities
Stock options	-	147,157
Diluted Earnings Per Share
Net income available to common stockholders and assumed conversions	$13,241	7,538,838	$1.76

	2015
	Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income available to common stockholders	$12,262	7,374,589	$1.66
Effect of Dilutive Securities
Stock options	-	173,296
Diluted Earnings Per Share
Net income available to common stockholders and assumed conversions	$12,262	7,547,885	$1.62

	2014
	Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income available to common stockholders	$11,046	7,160,700	$1.54
Effect of Dilutive Securities
Stock options	-	231,131
Diluted Earnings Per Share
Net income available to common stockholders and assumed conversions	$11,046	7,391,831	$1.49

Options to purchase 37,161 and 44,161 shares of common stock were outstanding at December 31, 2015 and 2014, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. As of December 31, 2016, the exercise price for all options was lower than the average market price of the common shares.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and level within the ASC 820 fair value hierarchy in which the fair value measurements fall:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2016
Mortgage-backed securities	$92,517	$-	$92,517	$-
Collateralized mortgage obligations	68,047	-	68,047	-
Municipal obligations	77,682	-	77,682	-
Corporate obligations	11,667	-	9,079	2,588
Available for sale securities	$249,913	$-	$247,325	$2,588

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

The following is a reconciliation of the beginning and ending balances for the years ended December 31, 2016, 2015 and 2014 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	2016	2015	2014
Beginning balance	$2,534	$2,522	$3,336
Total realized and unrealized gains (losses)
Included in net income	-	-	(68)
Included in other comprehensive income (loss)	54	12	2,098
Sales	-	-	(2,826)
Settlements	-	-	(18)
Ending balance	$2,588	$2,534	$2,522
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$0	$0

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

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall:

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2015
Impaired loans	$676	$-	$-	$676

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,588	Discounted cash flow	Discount rate	7.0 - 8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 2.2%
			Projected cures given deferral	0 - 15.0%
			Loss severity	32.5 - 38.7%

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,534	Discounted cash flow	Discount rate	7.0 - 8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 1.8%
			Projected cures given deferral	0 - 15.0%
			Loss severity	33.8 - 40.2%
Impaired loans (collateral dependent)	$676	Third party valuations	Discount to reflect realizable value	20.0 - 50.0%

The following methods and assumptions were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value:

Cash and Cash Equivalents - The fair value of cash and cash-equivalents approximates carrying value.

Interest-Bearing Time Deposits – The fair value of interest-bearing time deposits approximates carrying value.

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

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated balance sheets as of the dates noted below are as follows:

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

			Fair Value Measurements Using
December 31, 2016	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$26,860	$25,795	$25,795	$-	$-
Interest-bearing time deposits	993	993	993
Loans held for sale	4,063	4,094	-	4,094	-
Loans, net	1,157,120	1,139,450	-	-	1,139,450
FHLB stock	10,925	10,925	-	10,925	-
Interest receivable	4,629	4,629	-	4,629	-
Liabilities
Deposits	1,153,382	1,152,030	779,577	-	372,453
FHLB advances	240,591	239,866	-	239,866	-
Other borrowings	4,189	4,189	-	4,189	-
Interest payable	350	350	-	350	-

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

			Fair Value Measurements Using
December 31, 2015	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$20,915	$20,915	$20,915	$-	$-
Loans held for sale	5,991	6,058	-	6,058	-
Loans, net	1,068,204	1,056,357	-	-	1,056,357
FHLB stock	10,482	10,482	-	10,482	-
Interest receivable	4,201	4,201	-	4,201	-
Liabilities
Deposits	1,091,382	1,090,975	740,759	-	350,216
FHLB advances	225,617	224,621	-	224,621	-
Other borrowings	9,458	9,459	-	9,459	-
Interest payable	199	199	-	199	-

Note 24: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2016	2015
Assets
Cash on deposit with Bank	$1,098	$2,732
Cash on deposit with others	24	24
Total cash	1,122	2,756
Investment in common stock of subsidiaries	142,812	143,459
Deferred tax	146	214
Other assets	265	262
Total assets	$144,345	$146,691

Liabilities
Other borrowings	$4,189	$9,458
Other liabilities	118	208
Total liabilities	4,307	9,666

Stockholders' Equity	140,038	137,025
Total liabilities and stockholders' equity	$144,345	$146,691

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed Statements of Income

	2016	2015	2014
Income
Interest income from bank	$-	$1	$1
Dividends from subsidiaries	12,000	3,600	3,500
Total income	12,000	3,601	3,501
Expenses	976	1,182	994
Income before income tax and equity in undistributed income of subsidiaries	11,024	2,419	2,507
Income tax benefit	(399)	(591)	(337)
Income before equity in undistributed income (distributions in excess of income) of subsidiaries	11,423	3,010	2,844
Equity in undistributed income (distributions in excess of income) of subsidiaries	1,818	9,252	8,202
Net Income Available to Common Shareholders	$13,241	$12,262	$11,046

Condensed Statements of Comprehensive Income

	2016	2015	2014
Net income	$13,241	$12,262	$11,046
Other comprehensive income:
Net unrealized holding gain (loss) on securities available for sale	(3,297)	(1,186)	8,921
Net unrealized gain on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in income	39	12	381
Less: Reclassification adjustment for realized gains included in net income	(1,023)	(436)	(313)
Net unrealized gain on derivative used for cash flow hedges	1	108	150
Net unrealized gain (loss) relating to defined benefit plan	62	77	(209)
	(4,218)	(1,425)	8,930
Income tax (expense) benefit related to other comprehensive income	1,474	537	(3,137)
Other comprehensive income (loss)	(2,744)	(888)	5,793
Comprehensive income	$10,497	$11,374	$16,839

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed Statements of Cash Flows

	2016	2015	2014
Operating Activities
Net income	$13,241	$12,262	$11,046
Item not requiring cash
Deferred income tax benefit	200	(102)	159
(Equity in undistributed income) distributions in excess of income of subsidiaries	(1,818)	(9,252)	(8,202)
Other	(183)	13	19
Net cash provided by operating activities	11,440	2,921	3,022

Investing Activity
Investment in subsidiary	(100)	(250)	-
Net cash used in investing activity	(100)	(250)	-

Financing Activities
Repayment of other borrowings	$(5,312)	$(759)	$(759)
Stock repurchased	(4,354)	-	-
Cash dividends	(4,284)	(3,550)	(2,297)
Proceeds from stock options exercised	976	2,011	1,347
Net cash used in financing activities	(12,974)	(2,298)	(1,709)
Net Change in Cash	(1,634)	373	1,313
Cash, Beginning of Year	2,756	2,383	1,070
Cash, End of Year	$1,122	$2,756	$2,383

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)

Note 25: Quarterly Results of Operations (Unaudited)

Quarter Ended	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income Available to Common Shareholders	Basic Earnings Per Common Share	Diluted Earnings Per Common Share

2016
March 31	$13,034	$2,272	$10,762	$200	$2,365	$0.32	$0.31
June 30	13,258	2,271	10,987	150	4,157	0.56	0.55
September 30	13,567	2,330	11,237	250	3,482	0.48	0.47
December 31	13,943	2,374	11,569	250	3,237	0.44	0.43

Total	$53,802	$9,247	$44,555	$850	$13,241	$1.79	$1.76

2015
March 31	$12,683	$2,165	$10,518	$-	$2,481	$0.34	$0.33
June 30	12,731	2,191	10,540	-	3,218	0.44	0.43
September 30	13,049	2,233	10,816	-	3,225	0.44	0.43
December 31	13,313	2,214	11,099	125	3,338	0.45	0.44

Total	$51,776	$8,803	$42,973	$125	$12,262	$1.66	$1.62

2014
March 31	$12,738	$2,319	$10,419	$350	$2,020	$0.28	$0.27
June 30	12,744	2,186	10,558	500	2,614	0.37	0.36
September 30	12,803	2,163	10,640	-	2,751	0.38	0.37
December 31	12,893	2,255	10,638	-	3,661	0.51	0.49

Total	$51,178	$8,923	$42,255	$850	$11,046	$1.54	$1.49

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in sec Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures as of December 31, 2016, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

Date: March 16, 2017	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

MutualFirst Financial, Inc.

Muncie, Indiana

We have audited MutualFirst Financial, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, MutualFirst Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of MutualFirst Financial, Inc. and our report dated March 16, 2017, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Indianapolis, Indiana

March 16, 2017

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Information concerning the Company’s directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2017, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company who are directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2017, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

The business experience of each of our other current executive officers for at least the past five years is set forth below.

Christopher D. Cook. Age 43 years. Mr. Cook, a certified public accountant, has served as Senior Vice President, Treasurer and Chief Financial Officer of MutualFirst and MutualBank since May 2010.  Mr. Cook began his career with MutualBank in 1996. Since that time he has served as Profitability Analyst, Assistant Treasurer, Controller and Director of Finance.

Sharon L. Ferguson.  Age 61 years.  Ms. Ferguson has served as Senior Vice President of Risk Management of the Bank since February 2009.  From April 2008 until February 2009, she served as Senior Vice President of Consumer Banking.  From September 2007 to April 2008 she served as Vice President of Retail Products. From October 2005 until September 2007 she served as Assistant Vice President, Retail Products Manager. Prior to October 2005 she served as Assistant Vice President, Consumer Lending and Deposits Manager. She has been with the Bank since March 1998.

Christopher L. Caldwell. Age 51 years. Mr. Caldwell has served as Senior Vice President of Business Banking of MutualBank since December 2012.  Beginning in 2008, he served as Vice President/Senior Business Banker for the Central Region of MutualBank.  From 2006 to 2008, he served as Regional Head of Commercial Lending for Delaware and Randolph counties.  Prior to that he was Vice President of Commercial Lending.  Mr. Caldwell is a graduate of the ABA Stonier Graduate School of Banking and serves as Secretary of the MutualBank Charitable Foundation. He has been with the Bank since 2005.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Linn A. Crull (Chairman), Wilbur R. Davis, Jerry D. McVicker and Edward J. Levy, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Crull and Mr. Levy are each considered to be an “audit committee financial expert” as defined in applicable SEC rules. Additional information concerning the audit committee of the Company’s Board of Directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2017, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

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

To the Company’s knowledge, based solely on its review of the Section 16 reports filed by its directors and executive officers and written representations from those directors and executive officers, all Section 16(a) filing requirements applicable to the Company’s executive officers and directors during the fiscal year ended December 31, 2016, were met.

Code of Ethics

The Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act. The Code of Ethics applies to all of the Company’s directors, officers and employees. A copy of the Company’s Code of Ethics was filed with the SEC as Exhibit 14 to the Annual Report on Form 10-K for the year ended December 31, 2003. You may obtain a copy of the Code of Ethics on our website at www.bankwithmutual.com at “About Us – Investor Relations – Corporate Overview - Governance Documents - Code of Ethics,” or free of charge from the Company by writing to our Corporate Secretary at MutualFirst Financial, Inc., 110 E. Charles Street, Muncie, Indiana 47305-2400 or by calling (765) 747-2800.

Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2017, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

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

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by security holders	304,561	$9.90	58,003	(1)

Equity compensation plans not approved by security holders	-	-	-

(1) These shares are available for future grants under the Company’s 2008 stock option plan.

Item 13. Certain Relationships and Related Transactions

Information required by this item concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2017, which will be filed no later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2017, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8 of this Form 10-K:

Annual Report Section
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2016 and 2015
Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements, December 31, 2016, 2015 and 2014

(a)(2) Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) Exhibits:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Articles of Incorporation	b
3.1a	Articles Supplementary to Charter	p
3.2	Articles Supplementary for the Series A Preferred Stock	c
3.3	Articles Supplementary for the SBLF Preferred Stock	a
3.4	Amended Bylaws	k
3.4a	Amended and Restated Bylaws	q
3.5	Articles Supplementary to the Company’s Charter re: term of appointed directors	l
4.1	Form of Common Stock Certificate	b
4.2	Form of Certificate for the Series A Preferred Stock	c
4.3	Form of Certificate for the SBLF Preferred Stock	a
9	Voting Trust Agreement	None
10.1	Employment Agreement with David W. Heeter	e
10.2	Employment Agreement with Patrick C. Botts	e
10.3	Form of Supplemental Retirement Plan Income Agreements for Patrick C. Botts and David W. Heeter	f
10.4	Named Executive Officer Salaries and Bonus Arrangements for 2013	n
10.5	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker	g

10.6	Form of Agreements for Executive Deferred Compensation Plan for Patrick C. Botts and David W. Heeter	f
10.7	Registrant’s 2001 Stock Option and Incentive Plan	h
10.8	Registrant’s 2001 Recognition and Retention Plan	h
10.9	Director Fee Arrangements for 2016	10.9
10.10	Director Deferred Compensation Plan	i
10.11	MutualFirst Financial, Inc. 2008 Stock Option and Incentive Plan	d
10.12	MFB Corp. 2002 Stock Option Plan	d
10.13	MFB Corp. 1997 Stock Option Plan	d
10.14	Employment Agreement with Charles J. Viater	e
10.15	Salary Continuation Agreement with Charles J. Viater	d
10.16	Loan Agreement with First Tennessee Bank National Association dated December 21, 2009.	m
10.17	Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.18	Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.19	Small Business Lending Fund - Securities Purchase Agreement, dated August 25, 2011, between MutualFirst Financial, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock	a
10.20	Repurchase Agreement dated August 25, 2012, between MutualFirst Financial, Inc. and the United States Department of the Treasury, with respect to the repurchase and redemption of the TARP Preferred Stock	a
10.21	Employment Agreement with Christopher D. Cook.	e
10.22	Agreement with Richard J. Lashley and PL Capital Group	q
11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
14	Code of Ethics	o
16	Letter re change in certifying accountant	None
18	Letter re change in accounting principles	None
21	Subsidiaries of the registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of experts and counsel	23
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32
101	Financial Statements from the Company’s Form 10-K for the year ended December 31, 2016, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Condensed Statements of Income for the Years Ended December 31, 2016, 2015 and 2014; (iii) Consolidated Condensed Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014; (iv) Consolidated Condensed Statement of Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014 (v) Consolidated Condensed Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements, December 31, 2016, 2015 and 2014, as follows:
	101.INS XBRL Instance Document	101.INS
	101.SCH XBRL Taxonomy Extension Schema Document	101.SCH
	101.CAL XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL
	101.DEF XBRL Taxonomy Extension Definition Linkbase Document	101.DEF
	101.LAB XBRL Taxonomy Extension Labels Linkbase Document	101.LAB
	101.PRE XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE

a	Filed as an exhibit to the Company’s Form 8-K filed on August 26, 2011 and incorporated herein by reference.
b	Filed as an exhibit to the Company’s Form S-1 registration statement filed on September 16, 1999 and incorporated herein by reference.
c	Filed as an exhibit to the Company’s Form 8-K filed on December 23, 2008 and incorporated herein by reference.
d	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2017 and incorporated herein by reference.
e	Filed as an exhibit to the Company’s Form 10-Q filed on November 9, 2016 and incorporated herein by reference.
f	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2017 and incorporated herein by reference.
g	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2017 and incorporated herein by reference.
h	Filed as an Appendix to the Company’s Form S-4/A Registration Statement filed on October 19, 2001 and incorporated herein by reference.
i	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2017 and incorporated herein by reference.
j	Filed as an exhibit to the Company’s Form 10-K filed on March 23, 2010 and incorporated herein by reference.
k	Filed as an exhibit to the Company’s Form 8-K filed on October 15, 2007 and incorporated herein by reference.
l	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.
m	Filed as an exhibit to the Company’s Form 8-K filed on December 24, 2009 and incorporated herein by reference.
n	Filed as an exhibit to the Company’s Form 8-K filed on February 15, 2012 and incorporated herein by reference.
o	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.
p	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.
q	Filed as an exhibit to the Company’s Form 8-K filed on February 27, 2015 and incorporated herein by reference.

(b) Exhibits - See list in (a)(3) and the Exhibit Index following the signature page.

(c) Financial Statements Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MutualFirst Financial, Inc.

Date: March 16, 2017	By:	/s/David W. Heeter
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

/s/David W. Heeter	/s/Wilbur R. Davis
David W. Heeter, President and Director	Wilbur R. Davis, Chairman of the Board
(Principal Executive Officer)	Date: March 16, 2017
Date: March 16, 2017

/s/Patrick C. Botts	/s/Linn A. Crull
Patrick C. Botts, Director	Linn A. Crull, Director
Date: March 16, 2017	Date: March 16, 2017

/s/James D. Rosema	/s/William V. Hughes
James D. Rosema, Director	William V. Hughes, Director
Date: March 16, 2017	Date: March 16, 2017

/s/Jerry D. McVicker	/s/James R. Schrecongost
Jerry D. McVicker, Director	James R. Schrecongost, Director
Date: March 16, 2017	Date: March 16, 2017

/s/Edward C. Levy	/s/Michael J. Marien
Edward C. Levy, Director	Michael J. Marien, Director
Date: March 16, 2017	Date: March 16, 2017

/s/Charles J. Viater	/s/Christopher D. Cook
Charles J. Viater, Director	Christopher D. Cook, Senior Vice President
Date: March 16, 2017	Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 16, 2017

INDEX TO EXHIBITS

Number	Description

10.3	Form of Supplemental Retirement Plan Income Agreements for Patrick C. Botts and David W. Heeter

10.5	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker

10.6	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker

10.9	Director Fee Arrangements for 2016

10.10	Director Deferred Compensation Plan

10.15	Salary Continuation Agreement with Charles J. Viater

21	Subsidiaries of the Registrant

23	Consent of Accountants

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

