Form 10-Q
period 2017-03-31
MUTUALFIRST FINANCIAL INC
filed 2017-05-10
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of May 8, 2017, there were 7,344,233 shares of the registrant’s common stock outstanding.

MutualFirst Financial, Inc.

Form 10-Q Quarterly Report for the Period Ended March 31, 2017

MutualFirst Financial, Inc.

Consolidated Condensed Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Cash and due from banks	$7,280	$8,503
Interest-bearing demand deposits	15,024	18,357
Cash and cash equivalents	22,304	26,860
Interest-bearing time deposits	1,905	993
Investment securities available for sale (carried at fair value)	254,966	249,913
Loans held for sale	5,077	4,063
Loans, net of allowance for loan losses of $12,382 at both March 31, 2017 and December 31, 2016	1,154,943	1,157,120
Premises and equipment, net	21,041	21,200
Federal Home Loan Bank stock	11,183	10,925
Deferred tax asset, net	11,769	12,037
Cash value of life insurance	51,866	51,594
Goodwill	1,800	1,800
Other real estate owned and repossessed assets	1,035	1,199
Other assets	13,532	15,429
Total assets	$1,551,421	$1,553,133

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$188,131	$178,046
Interest-bearing	982,792	975,336
Total deposits	1,170,923	1,153,382
Federal Home Loan Bank advances	218,191	240,591
Other borrowings	4,490	4,189
Other liabilities	15,219	14,933
Total liabilities	1,408,823	1,413,095

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 7,344,233 and 7,324,233 shares at March 31, 2017 and December 31, 2016, respectively	73	73
Additional paid-in capital	74,303	74,164
Retained earnings	69,085	67,055
Accumulated other comprehensive loss	(863)	(1,254)
Total stockholders' equity	142,598	140,038
Total liabilities and stockholders' equity	$1,551,421	$1,553,133

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Income
(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2017	2016
Interest and Dividend Income
Loans receivable	$12,249	$11,220
Investment securities	1,720	1,689
Federal Home Loan Bank stock	115	105
Deposits with financial institutions	25	20
Total interest and dividend income	14,109	13,034

Interest Expense
Deposits	1,465	1,285
Federal Home Loan Bank advances	886	895
Other	45	92
Total interest expense	2,396	2,272

Net Interest Income	11,713	10,762
Provision for loan losses	200	200
Net Interest Income After Provision for Loan Losses	11,513	10,562

Non-interest Income
Service fee income	1,400	1,374
Net realized gain on sales of available for sale securities	129	118
Commissions	1,196	1,100
Net gains on sales of loans	770	940
Net servicing fees	101	70
Increase in cash value of life insurance	272	284
Gain (loss) on sale of other real estate and repossessed assets	54	(29)
Other income	202	140
Total non-interest income	4,124	3,997

Non-interest Expenses
Salaries and employee benefits	6,726	6,491
Net occupancy expenses	809	646
Equipment expenses	427	487
Data processing fees	554	489
ATM and debit card expenses	418	380
Deposit insurance	213	234
Professional fees	396	470
Advertising and promotion	312	427
Software subscriptions and maintenance	569	480
Other real estate and repossessed assets	47	72
Other expenses	935	1,240
Total non-interest expenses	11,406	11,416

Income Before Income Tax	4,231	3,143
Income tax expense	1,025	778
Net Income Available to Common Shareholders	$3,206	$2,365

Earnings Per Common Share
Basic	$0.44	$0.32
Diluted	$0.43	$0.31
Dividends Per Common Share	$0.16	$0.14

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2017	2016
Net Income	$3,206	$2,365
Other Comprehensive Income
Net unrealized holding gain on securities available for sale	715	3,414
Reclassification adjustment for realized gains included in net income	(129)	(118)
Net unrealized gain on derivative used for cash flow hedges	-	(25)
	586	3,271
Income tax expense related to other comprehensive income	(195)	(1,119)
Other comprehensive income, net of tax	391	2,152
Comprehensive Income	$3,597	$4,517

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity
For the Period Ended March 31, 2017

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances December 31, 2016	$73	$74,164	$67,055	$(1,254)	$140,038
Net income			3,206		3,206
Other comprehensive income, net of taxes				391	391
Stock options, exercised		139			139
Cash dividends, common stock ($.16 per share)			(1,176)		(1,176)
Balances March 31, 2017	$73	$74,303	$69,085	$(863)	$142,598

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$3,206	$2,365
Items not requiring cash
Provision for loan losses	200	200
Depreciation and amortization	1,125	1,220
Deferred income tax	73	640
Increase in cash value of life insurance	(272)	(284)
Loans originated for sale	(22,548)	(23,853)
Proceeds from sales of loans held for sale	22,243	24,826
Net gain on sale of loans	(770)	(940)
Net gain on sale of securities, available for sale	(129)	(118)
(Gain) loss on sale of other real estate and repossessed assets	(54)	29
Change in
Interest receivable and other assets	1,441	(64)
Interest payable and other liabilities	(775)	1,762
Other adjustments	(58)	34
Net cash provided by operating activities	3,682	5,817

Investing Activities
Net change in interest-bearing time deposits	(912)	(980)
Purchases of securities, available for sale	(15,934)	(13,577)
Proceeds from maturities and paydowns of securities, available for sale	6,730	7,788
Proceeds from sales of securities, available for sale	5,681	3,883
Purchase of Federal Home Loan Bank stock	(258)	-
Net change in loans	1,257	(6,948)
Purchases of premises and equipment	(201)	(1,188)
Proceeds from real estate owned sales	503	502
Proceeds from sale of real estate held for investment	502	-
Proceeds from sale of premises and equipment	-	65
Net cash used in investing activities	(2,632)	(10,455)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	16,525	17,868
Certificates of deposit	1,016	4,673
Proceeds from FHLB advances	77,500	64,200
Repayments of FHLB advances	(99,900)	(71,200)
Net proceeds (repayments) other borrowings	290	(190)
Cash dividends	(1,176)	(1,042)
Stock options exercised	139	887
Stock repurchased	-	(761)
Net cash provided by (used in) financing activities	(5,606)	14,435
Net Change in Cash and Cash Equivalents	(4,556)	9,797
Cash and Cash Equivalents, Beginning of Period	26,860	20,915
Cash and Cash Equivalents, End of Period	$22,304	$30,712

Additional Cash Flows Information
Interest paid	$2,292	$2,233
Transfers from loans to foreclosed assets	273	303
Mortgage servicing rights capitalized	61	72
Purchase of securities, due to broker	1,052	-

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 16, 2017.

The interim consolidated condensed financial statements at and for the three months ended March 31, 2017 and 2016, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2016 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings Per Share

Earnings per share were computed as follows:

	Three Months Ended March 31,
	2017			2016
	Net Income	Weighted- Average Shares	Per-Share Amount	Net Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$3,206	7,332,455	$0.44	$2,365	7,466,409	$0.32
Effect of Dilutive Securities
Stock options	-	148,026		-	149,471
Diluted Earnings Per Share
Net income available and assumed conversions	$3,206	7,480,481	$0.43	$2,365	7,615,880	$0.31

As of March 31, 2017 and 2016, the exercise price for all options was lower than the average market price of the common shares.

Note 3: Impact of Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoptions is permitted. The Company early adopted this ASU in the first quarter of 2017 and it did not have a material impact on the financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. This Update includes amendments that currently apply, or may apply in the future, to the Company related to the following: (1) accounting for the difference between the deduction for tax purposes and the amount of compensation cost recognized for financial reporting purposes; (2) classification of excess tax benefits on the statement of cash flows; (3) accounting for forfeitures; (4) accounting for awards partially settled in cash in excess of the employer’s minimum statutory tax withholding requirements; and (5)classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The amendments in this Update were effective for the Company for annual and interim periods beginning in the first quarter 2017. The ASU provides separate transition provisions for each of the amendments. Initial adoption of this ASU in 2017 did not have a material impact on the Company.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update require: (1) all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee); (2) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (3) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The new guidance is effective for the Company for annual and interim periods beginning in the first quarter of 2018. Current evaluation would indicate that the primary area impacted by the amendments of this ASU will be our investment in Federal Home Loan Bank stock, which is an equity security and does not have a readily determinable fair value. See Note 1 - Significant Accounting Policies, “Federal Home Loan Bank Stock” for information regarding the Company’s investment. The adoption of ASU 2016-01 is not anticipated to have a material effect on the Company’s consolidated financial statements.

Note 4: Investment Securities

The amortized costs and approximate fair values, together with gross unrealized gains and losses on securities, are in the tables below. All mortgage-backed securities and collateralized mortgage obligations held as of March 31, 2017 and December 31, 2016 were guaranteed by government sponsored entities, government corporations or federal agencies.

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$88,353	$738	$(1,132)	$87,959
Collateralized mortgage obligations	72,884	244	(800)	72,328
Municipal obligations	82,196	1,897	(1,084)	83,009
Corporate obligations	12,822	91	(1,243)	11,670
Total investment securities	$256,255	$2,970	$(4,259)	$254,966

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$92,871	$802	$(1,156)	$92,517
Collateralized mortgage obligations	68,621	269	(843)	68,047
Municipal obligations	77,474	1,716	(1,508)	77,682
Corporate obligations	12,822	78	(1,233)	11,667
Total investment securities	$251,788	$2,865	$(4,740)	$249,913

The amortized cost and fair value of securities available for sale at March 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
Description Securities	Amortized Cost	Fair Value
Security obligations due
Within one year	$-	$-
One to five years	5,396	5,389
Five to ten years	17,203	17,761
After ten years	72,419	71,529
	95,018	94,679
Mortgage-backed securities	88,353	87,959
Collateralized mortgage obligations	72,884	72,328
Totals	$256,255	$254,966

Proceeds from sales of securities available for sale for the three months ended March 31, 2017 and 2016 were $5.7 million and $3.9 million, respectively. Gross gains of $129,000 and $118,000 for the three months ended March 31, 2017 and 2016, respectively, were recognized on those sales. There were no gross losses recognized on the sales of securities for the three months ended March 31, 2017 or 2016.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2017 and December 31, 2016 was $146.9 million and $143.8 million, respectively, which was approximately 57.6% of the Company’s investment portfolio at each of those dates.

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

During the first quarter of 2017 and 2016, the Bank determined that its security holdings had no other-than-temporary impairment.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities	$61,001	$(1,132)	$-	$-	$61,001	$(1,132)
Collateralized mortgage obligations	44,904	(639)	4,540	(161)	49,444	(800)
Municipal obligations	29,070	(1,083)	338	(1)	29,408	(1,084)
Corporate obligations	-	-	7,067	(1,243)	7,067	(1,243)
Total temporarily impaired securities	$134,975	$(2,854)	$11,945	$(1,405)	$146,920	$(4,259)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities	$58,056	$(1,156)	$-	$-	$58,056	$(1,156)
Collateralized mortgage obligations	41,769	(683)	4,688	(160)	$46,457	$(843)
Municipal obligations	31,907	(1,507)	337	(1)	32,244	(1,508)
Corporate obligations	-	-	7,076	(1,233)	7,076	(1,233)
Total temporarily impaired securities	$131,732	$(3,346)	$12,101	$(1,394)	$143,833	$(4,740)

Mortgage-Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in MBSs and CMOs were caused by interest rate changes and illiquidity. The Company expects to recover the amortized cost basis over the term of the securities. Because (1) the decline in market value is attributable to changes in interest rates and illiquidity and not credit quality, (2) the Company does not intend to sell the investments and (3) it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider any of these investments to be other-than-temporarily impaired at March 31, 2017.

Municipals

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by changes in interest rates and illiquidity.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments. The Company does not consider any of these investment securities to be other-than-temporarily impaired at March 31, 2017.

Corporate Obligations

The Company’s unrealized losses on investments in corporate obligations primarily relates to two investments in pooled trust preferred securities. The unrealized losses were primarily caused by (1) a decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (2) a sector downgrade by industry analysts. The Company recognized losses, in 2011 and earlier, equal to the credit losses for these securities, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell these investments and it is likely that the Company will not be required to sell the investments before recovery of its new, lower amortized cost basis, which may be at maturity, it does not consider the remainder of these investments to be other-than-temporarily impaired at March 31, 2017.

Pooled Trust Preferred Securities. The Company has invested in pooled trust preferred securities. At March 31, 2017, the current book balance of our pooled trust preferred securities was $3.8 million. The original par value of these securities was $4.0 million prior to the OTTI write-downs in 2011 and earlier. OTTI taken on trust preferred securities previously was the result of deterioration in the performance of the underlying collateral. The deterioration was the result of increased defaults and deferrals of dividend payments in that year, creating credit impairment along with weakening financial performance of performing collateral, increasing the risk of future deferrals of dividends and defaults. No additional OTTI was determined in the first quarter of 2017. All pooled trust preferred securities owned by the Company are exempt from the Volcker Rule.

The following table provides additional information related to the Company’s investment in pooled trust preferred securities as of March 31, 2017:

Deal Name	Class	Original Par	Book Value	Fair Value	Unrealized loss	Realized Losses YTD	Lowest Current Rating	Number of Banks / Insurance Cos. Currently Performing	Total Number of Banks and Insurance Cos. In Issuance (Unique)	Actual Deferrals/ Defaults (as a % of original collateral)	Total Projected Defaults (as a % of performing collateral) (1)	Excess subordination (after taking into account best estimate of future deferrals/ defaults) (2)
	(Dollars in Thousands)
Alesco Preferred Funding IX	A1	$1,000	$919	$563	$(356)	$-	CCC-	44	49	4.20%	9.55%	54.52%
U.S. Capital Funding I	B3	3,000	2,891	2,025	(866)	-	Caa1	29	33	7.95%	6.19%	12.69%
		$4,000	$3,810	$2,588	$(1,222)	$-

(1)	A 10% recovery is applied to all projected defaults by depository institutions. A 15% recovery is applied to all projected defaults by insurance companies. No recovery is applied to current defaults.
(2)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

Note 5: Loans and Allowance

Classes of loans at March 31, 2017 and December 31, 2016 include:

	March 31,	December 31,
	2017	2016
Real estate
Commercial	$301,840	$302,577
Commercial construction and development	26,840	22,453
Consumer closed end first mortgage	475,347	478,848
Consumer open end and junior liens	69,798	71,222
Total real estate loans	873,825	875,100
Other loans
Consumer loans
Auto	18,436	18,939
Boat/RVs	145,656	141,602
Other	5,671	5,892
Commercial and industrial	127,799	131,103
Total other loans	297,562	297,536
Total loans	1,171,387	1,172,636
Undisbursed loans in process	(9,636)	(8,691)
Unamortized deferred loan costs, net	5,574	5,557
Allowance for loan losses	(12,382)	(12,382)
Net loans	$1,154,943	$1,157,120

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

All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured and generally only after six months of satisfactory performance.

Nonaccrual loans, segregated by class of loans, as of March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
	2017	2016
Real estate
Commercial	$1,054	$912
Commercial construction and development	-	-
Consumer closed end first mortgage	3,179	3,626
Consumer open end and junior liens	286	335
Consumer loans
Auto	5	5
Boat/RVs	128	224
Other	34	24
Commercial and industrial	86	18
Total nonaccrual loans	$4,772	$5,144

An age analysis of the Company’s past due loans, segregated by class of loans, as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due and Accruing
Real estate
Commercial	$2,336	$61	$931	$3,328	$298,512	$301,840	$-
Commercial construction and development	279	-	-	279	26,561	26,840	-
Consumer closed end first mortgage	3,555	628	2,834	7,017	468,330	475,347	-
Consumer open end and junior liens	170	121	215	506	69,292	69,798	-
Consumer loans
Auto	31	12	2	45	18,391	18,436	-
Boat/RVs	794	147	52	993	144,663	145,656	-
Other	53	3	21	77	5,594	5,671	-
Commercial and industrial	403	13	81	497	127,302	127,799	-
Total	$7,621	$985	$4,136	$12,742	$1,158,645	$1,171,387	$-

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due and Accruing
Real estate
Commercial	$854	$142	$785	$1,781	$300,796	$302,577	$-
Commercial construction and development	-	-	-	-	22,453	22,453	-
Consumer closed end first mortgage	6,789	1,554	3,675	12,018	466,830	478,848	237
Consumer open end and junior liens	512	166	304	982	70,240	71,222	-
Consumer loans
Auto	103	25	5	133	18,806	18,939	-
Boat/RVs	1,376	305	213	1,894	139,708	141,602	-
Other	89	26	13	128	5,764	5,892	-
Commercial and industrial	497	32	8	537	130,566	131,103	-
Total	$10,220	$2,250	$5,003	$17,473	$1,155,163	$1,172,636	$237

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

The following tables present impaired loans as of and for the three month periods ended March 31, 2017 and 2016 and the year ended December 31, 2016.

	March 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$813	$813	$-	$739	$-
Commercial construction and development	792	792	-	807	9
Consumer closed end first mortgage	1,850	1,850	-	1,859	-
Commercial and industrial	179	179	-	183	1

Loans with a specific valuation allowance
Real estate
Commercial	214	214	100	214	-

Total
Real estate
Commercial	$1,027	$1,027	$100	$953	$-
Commercial construction and development	$792	$792	$-	$807	$9
Consumer closed end first mortgage	$1,850	$1,850	$-	$1,859	$-
Commercial and industrial	$179	$179	$-	$183	$1

Total	$3,848	$3,848	$100	$3,802	$10

	December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$665	$665	$-	$2,207	$68
Commercial construction and development	822	822	-	874	40
Consumer closed end first mortgage	1,869	1,869	-	1,328	-
Consumer open end and junior liens	-	-	-	193	-
Commercial and industrial	187	187	-	204	1

Loans with a specific valuation allowance
Real estate
Commercial	214	214	100	416	-

Total
Real estate
Commercial	$879	$879	$100	$2,623	$68
Commercial construction and development	$822	$822	$-	$874	$40
Consumer closed end first mortgage	$1,869	$1,869	$-	$1,328	$-
Consumer open end and junior liens	$-	$-	$-	$193	$-
Commercial and industrial	$187	$187	$-	$204	$1

Total	$3,757	$3,757	$100	$5,222	$109

	March 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$3,150	$3,150	$-	$3,172	$23
Commercial construction and development	859	859	-	934	12
Consumer closed end first mortgage	1,126	1,126	-	1,126	-
Consumer open end and junior liens	485	485	-	483	-
Commercial and industrial	208	208	-	212	-

Loans with a specific valuation allowance
Real estate
Commercial	517	517	100	596	-

Total
Real estate
Commercial	$3,667	$3,667	$100	$3,768	$23
Commercial construction and development	$859	$859	$-	$934	$12
Consumer closed end first mortgage	$1,126	$1,126	$-	$1,126	$-
Consumer open end and junior liens	$485	$485	$-	$483	$-
Commercial and industrial	$208	$208	$-	$212	$-

Total	$6,345	$6,345	$100	$6,523	$35

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2017.

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

Consumer Loan Grades

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

	March 31, 2017
	Commercial				Consumer
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Total
Real estate
Commercial	$295,099	$3,267	$3,449	$25				$301,840
Commercial construction and development	25,769	279	792	-				26,840
Consumer closed end first mortgage					$470,138	$-	$5,209	475,347
Consumer open end and junior liens					69,421	-	377	69,798

Other loans
Consumer loans
Auto					18,428	-	8	18,436
Boat/RVs					145,472	-	184	145,656
Other					5,606	-	65	5,671
Commercial and industrial	125,422	2,287	90	-				127,799
	$446,290	$5,833	$4,331	$25	$709,065	$-	$5,843	$1,171,387

	December 31, 2016
	Commercial				Consumer
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Total
Real estate
Commercial	$295,548	$3,705	$3,297	$27				$302,577
Commercial construction and development	21,782	254	417	-				22,453
Consumer closed end first mortgage					$473,329	$-	$5,519	478,848
Consumer open end and junior liens					70,769	-	453	71,222

Other loans
Consumer loans
Auto					18,931	-	8	18,939
Boat/RVs					141,294	-	308	141,602
Other					5,859	-	33	5,892
Commercial and industrial	128,436	2,513	154	-				131,103
	$445,766	$6,472	$3,868	$27	$710,182	$-	$6,321	$1,172,636

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

The following table details activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2017 and 2016, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other segments.

	Three Months Ended March 31, 2017
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$7,358	$2,303	$2,721	$12,382
Provision charged to expense	32	17	151	200
Losses charged off	-	(45)	(204)	(249)
Recoveries	7	4	38	49
Balance, end of period	$7,397	$2,279	$2,706	$12,382

	Three Months Ended March 31, 2016
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$7,090	$2,683	$2,868	$12,641
Provision charged to expense	120	62	18	200
Losses charged off	(4)	(120)	(138)	(262)
Recoveries	2	4	85	91
Balance, end of period	$7,208	$2,629	$2,833	$12,670

The following tables provide a breakdown of the allowance for loan losses and loan portfolio balances by segment as of March 31, 2017 and 2016, and December 31, 2016.

	March 31, 2017
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	7,297	2,279	2,706	12,282
Total allowance for loan losses	$7,397	$2,279	$2,706	$12,382
Loan balances
Individually evaluated for impairment	$1,998	$1,850	$-	$3,848
Collectively evaluated for impairment	454,481	473,497	239,561	1,167,539
Gross loans	$456,479	$475,347	$239,561	$1,171,387

	March 31, 2016
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	7,108	2,629	2,833	12,570
Total allowance for loan losses	$7,208	$2,629	$2,833	$12,670
Loan balances
Individually evaluated for impairment	$4,734	$1,126	$485	$6,345
Collectively evaluated for impairment	380,473	486,263	218,527	1,085,263
Gross loans	$385,207	$487,389	$219,012	$1,091,608

	December 31, 2016
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	7,258	2,303	2,721	12,282
Total allowance for loan losses	$7,358	$2,303	$2,721	$12,382
Loan balances
Individually evaluated for impairment	$1,888	$1,869	$-	$3,757
Collectively evaluated for impairment	454,245	476,979	237,655	1,168,879
Gross loans	$456,133	$478,848	$237,655	$1,172,636

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the net realizable value of the underlying collateral.

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

At March 31, 2017, the Company had a number of loans that were modified in troubled debt restructurings. The modification of terms of such loans included one or a combination of the following: an extension of maturity or a reduction of the stated interest rate.

The following tables describe troubled debts restructured during the three month periods ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017			March 31, 2016
	No. of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	No. of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Real estate
Consumer closed end first mortgage	1	$65	$67	5	$419	$428

Other loans
Consumer loans
Auto	-	-	-	1	4	7
Boat/RVs	-	-	-	2	48	48
Commercial and industrial	1	72	72	1	83	83

The impact on the allowance for loan losses was insignificant as a result of these modifications.

Newly restructured loans by type for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31, 2017
	Rate	Term	Combination	Total Modification
Real estate
Consumer closed end first mortgage	$-	$-	$67	$67

Other loans
Commercial and industrial	-	72	-	72

	Three Months Ended March 31, 2016
	Rate	Term	Combination	Total Modification
Real estate
Consumer closed end first mortgage	$-	$-	$428	$428

Other loans
Consumer loans
Auto	-	-	7	7
Boat/RVs	-	48	-	48
Commercial and industrial	-	83	-	83

There were no defaults on loans modified as troubled debt restructurings made in the three months ended March 31, 2017 and 2016. Defaults are defined as any loans that become 90 days past due.

At March 31, 2017, the Company had residential real estate held for sale as a result of foreclosure totaling $403,000 and real estate in the process of foreclosure of $1.6 million.

Note 6. Derivative Financial Instruments

The Company has certain interest rate derivative positions that are not designated as hedging instruments. Derivative assets and liabilities are recorded at fair value on the Consolidated Balance Sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. These derivative positions relate to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, the Company agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the client to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s Consolidated Statements of Income. The notional amount of customer-facing swaps as of March 31, 2017 and December 31, 2016 was approximately $14.5 million and $14.6 million, respectively.

The following table shows the amounts of derivative financial instruments at March 31, 2017 and December 31, 2016.

	Asset Derivatives
		Fair Value			Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2017	2016	Location	2017	2016
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$561	$553	Other liabilities	$561	$553

Note 7: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	March 31,	December 31,
	2017	2016
Net unrealized loss on securities available-for-sale	$(423)	$(1,009)
Net unrealized loss on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(866)	(866)
Net unrealized gain relating to defined benefit plan liability	30	30
	(1,259)	(1,845)
Tax benefit	396	591
Net of tax amount	$(863)	$(1,254)

The following table presents the reclassification adjustments out of accumulated other comprehensive income that were included in net income in the Consolidated Statements of Income for the three months ended March 31, 2017 and 2016.

	Amount Reclassified from Accumulated Other Comprehensive Income For the Three Months Ended
	March 31,
Details about Accumulated Other Comprehensive Income Components	2017	2016	Affected Line Item in the Statements of Income
Unrealized gains on available-for-sale securities
Realized securities gains reclassified into income	$129	$118	Total non-interest income - net realized gains on sale of available-for-sale securities
Related income tax expense	(44)	(40)	Income tax expense

Total reclassifications for the period, net of tax	$85	$78

Note 8: Fair Values of Financial Instruments

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

The following table presents the fair value measurements of assets measured on a recurring basis and level within the ASC 820 fair value hierarchy.

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2017
Mortgage-backed securities	$87,959	$-	$87,959	$-
Collateralized mortgage obligations	72,328	-	72,328	-
Municipal obligations	83,009	-	83,009	-
Corporate obligations	11,670	-	9,082	2,588
Available-for-sale securities	$254,966	$-	$252,378	$2,588

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2016
Mortgage-backed securities	$92,517	$-	$92,517	$-
Collateralized mortgage obligations	68,047	-	68,047	-
Municipal obligations	77,682	-	77,682	-
Corporate obligations	11,667	-	9,079	2,588
Available-for-sale securities	$249,913	$-	$247,325	$2,588

The following is a reconciliation of the beginning and ending balances for the three months ended March 31, 2017 and 2016 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended
	March 31,
	2017	2016
Beginning balance	$2,588	$2,534
Total realized and unrealized gains (losses)
Included in net income	-	-
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Ending balance	$2,588	$2,534
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$-	$-

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

March 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,588	Discounted cash flow	Discount rate	7.0 - 8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 2.2%
			Projected cures given deferral	0 - 15.0%
			Loss severity	32.5 - 38.7%

December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,588	Discounted cash flow	Discount rate	7.0 - 8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 2.2%
			Projected cures given deferral	0 - 15.0%
			Loss severity	32.5 - 38.7%

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

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated balance sheets as of the dates noted below are as follows:

			Fair Value Measurements Using
March 31, 2017	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$22,304	$22,304	$22,304	$-	$-
Interest-bearing time deposits	1,905	1,905	1,905	-	-
Loans held for sale	5,077	5,128	-	5,128	-
Loans, net	1,154,943	1,137,064	-	-	1,137,064
FHLB stock	11,183	11,183	-	11,183	-
Interest receivable	4,372	4,372	-	4,372	-
Liabilities
Deposits	1,170,923	1,170,835	797,167	-	373,668
FHLB advances	218,191	217,575	-	217,575	-
Other borrowings	4,490	4,528	-	4,528	-
Interest payable	454	454	-	454	-

			Fair Value Measurements Using
December 31, 2016	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$26,860	$25,795	$25,795	$-	$-
Interest-bearing time deposits	993	993	993	-	-
Loans held for sale	4,063	4,094	-	4,094	-
Loans, net	1,157,120	1,139,450	-	-	1,139,450
FHLB stock	10,925	10,925	-	10,925	-
Interest receivable	4,629	4,629	-	4,629	-
Liabilities
Deposits	1,153,382	1,152,030	779,577	-	372,453
FHLB advances	240,591	239,866	-	239,866	-
Other borrowings	4,189	4,189	-	4,189	-
Interest payable	350	350	-	350	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following should be read in conjunction with the Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 16, 2017.

MutualFirst is a Maryland corporation and a bank holding company headquartered in Muncie, Indiana, with operations in Allen, Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana. It owns MutualBank, an Indiana commercial bank with 27 full-service branches in Indiana, trust offices in Fishers and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. MutualFirst also owns MutualFirst Risk Management, Inc., a captive insurance company based in Nevada, and as of the first quarter 2016, Mutual Risk Advisors, a consulting firm based in Indiana. MutualBank’s wholly owned subsidiary, Summit Service Corp, owns Summit Mortgage, a mortgage banking company located in Ft. Wayne, Indiana. The Company is subject to examination, supervision and regulation by the Federal Reserve Board (FRB), and the Bank is subject to regulation, supervision and examination by the Indiana Department of Financial Institutions (IDFI) and the Federal Deposit Insurance Corporation (FDIC).

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

First Quarter Highlights. At March 31, 2017, we had $1.6 billion in assets, $1.2 billion in net loans, $1.2 billion in deposits and $142.6 million in stockholders’ equity. The Company’s total risk-based capital ratio at March 31, 2017 was 13.4%, exceeding the 10.0% requirement for a well-capitalized institution. Tangible common equity, as a percentage of tangible assets, increased to 9.1% as of March 31, 2017 compared to 8.9% and 9.2% at December 31, 2016 and March 31, 2016, respectively. For the quarter ended March 31, 2017, net income was $3.2 million, or $0.43 diluted earnings per common share, compared with net income of $2.4 million, or $0.31 diluted earnings per common share for the quarter ended March 31, 2016.

Financial highlights for the quarter ended March 31, 2017 included:

•	Deposits increased $17.5 million, or 6.1% on an annualized basis in the first quarter of 2017.
•	Tangible book value per common share was $19.13 as of March 31, 2017 compared to $18.82 as of December 31, 2016.
•	Net interest income for the first quarter of 2017 increased by $144,000 on a linked quarter basis and increased by $951,000 compared to the first quarter of 2016.
•	Net interest margin was 3.21% for the first quarter of 2017 compared to 3.20% in the fourth quarter of 2016 and 3.13% in the first quarter of 2016. Tax equivalent net interest margin was 3.32% for the first quarter of 2017 compared to 3.30% in the fourth quarter of 2017 and 3.22% in the first quarter of 2016.
•	Provision for loan losses decreased in the first quarter of 2017 by $50,000 compared to the linked quarter and was the same as the first quarter of 2016.
•	Non-interest income in the first quarter of 2017 decreased by $342,000 on a linked quarter basis and increased by $127,000 when compared to the first quarter of 2016.
•	Non-interest expense decreased in the first quarter of 2017 by $74,000 on a linked quarter basis and decreased by $10,000 when compared to the first quarter of 2016.
•	Efficiency ratio was 72.0% in the first quarter of 2017 compared to 77.4% in the first quarter of 2016.
•	Four financial centers were closed during the first quarter of 2017.

The Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, contains a summary of our management’s strategic plan for 2015-2019. The financial highlights of our strategic progress during the quarter include:

•	Core deposits grew $16.5 million in the first quarter of 2017 and now make up 68.1% of the deposit portfolio, up from 67.7% at December 31, 2016.
•	Commission income from wealth and investment services increased $96,000, or 8.7%, during the first quarter 2017 compared to the same period in 2016.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2016 contains a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets, mortgage servicing rights, valuation of intangible assets and securities, deferred tax asset and income tax accounting.

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

Deferred Tax Asset. The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future. The Company’s most recent evaluation has determined that, except for the amounts represented by the valuation allowance in Note 15 to the Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2016, the Company will more likely than not be able to utilize the remaining deferred tax asset. As of year-end 2016, the Company had generated average annual positive pre-tax pre-provision earnings of $16.4 million, or 1.1% of pre-tax pre-provision ROA over the previous five years. This level of earnings, if maintained in the future, would be sufficient to utilize portions of the operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The analysis as of March 31, 2017, supports no additional valuation reserve is needed.

The valuation allowances established are the result of net operating losses for state franchise tax purposes totaling $23.0 million. See Note 15 to the Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2016.

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

Forward-Looking Statements

This Form 10-Q contains, and our future filings with the SEC, Company press releases, other public pronouncements, stockholder communications and oral statements made by or with the approval of an authorized executive officer, will contain, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements include, but are not limited to: (i) statements of our goals, intentions and expectations; (ii) statements regarding our business plans, prospects, growth and operating strategies; (iii) statements regarding the asset quality of our loan and investment portfolios; and (iv) estimates of our risks and future costs and benefits. These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

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

Financial Condition

General. Total assets at March 31, 2017 were $1.6 billion, reflecting a $1.7 million decrease since December 31, 2016, primarily as a result of a $2.2 million decrease in net loans. Average interest-earning assets increased $12.5 million, or 0.9%, to $1.5 billion for the three months ended March 31, 2017 compared to the three months ended December 31, 2016, reflecting an increase in the average loan portfolio of $11.4 million. Average interest-bearing liabilities remained relatively unchanged with a small decrease of $167,000, at March 31, 2017 compared to December 31, 2016. Although the change was minor in total, we did see an increase in average total deposits of $9.6 million offset by a decrease in average borrowings of $9.8 million. Average stockholders’ equity decreased by $192,000, or 0.1%, during the three months ended March 31, 2017 compared the three months ended December 31, 2016 due to accumulated other comprehensive losses on investments securities available-for-sale earlier in the quarter.

Loans. The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during the three month period:

	March 31,	December 31,	Amount	Percent
	2017	2016	Change	Change

Real estate
Commercial	$301,840	$302,577	$(737)	(0.24)%
Commercial construction and development	26,840	22,453	4,387	19.54
Consumer closed end first mortgage	475,347	478,848	(3,501)	(0.73)
Consumer open end and junior liens	69,798	71,222	(1,424)	(2.00)
Total real estate loans	873,825	875,100	(1,275)	(0.15)

Consumer loans
Auto	18,436	18,939	(503)	(2.66)
Boat/RV	145,656	141,602	4,054	2.86
Other	5,671	5,892	(221)	(3.75)
Total consumer other	169,763	166,433	3,330	2.00
Commercial and industrial	127,799	131,103	(3,304)	(2.52)
Total other loans	297,562	297,536	26	0.01

Total Gross Loans	$1,171,387	$1,172,636	$(1,249)	(0.11)%

The gross loan portfolio declined by $1.2 million, or 0.1% primarily due to seasonality and a couple of large payoffs in the commercial loan portfolio. Despite loan balances remaining relatively flat, primarily due to the large payoffs, production was stronger in the first quarter of 2017 compared to the first quarter of 2016. The Company’s strategy to increase commercial and consumer loans remains a primary focus as the current commercial loan pipeline is approximately 50% greater as of March 31, 2017 than December 31, 2016. We continue to seek to provide sound commercial borrowers opportunities for new loans to meet their growing demands, refinance loans currently served by other financial institutions and build relationships with commercial clients in our footprint. The Company continues to sell longer term fixed-rate mortgage loans to reduce related interest rate risk.

Delinquencies and Non-performing Assets. As of March 31, 2017, our total loans delinquent 30-to-89 days were $8.6 million or 0.7% of total loans, down from $12.5 million or 1.1% of total loans at the year-end of 2016. This was primarily due to a decrease in consumer mortgage loans.

At March 31, 2017, our non-performing assets totaled $5.8 million or 0.37% of total assets, compared to $6.6 million or 0.42% of total assets at December 31, 2016. This $774,000, or 11.8% decrease was primarily due to a reduction in non-performing consumer closed end first mortgage loans. The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	March 31,	December 31,	Amount	Percent
	2017	2016	Change	Change

Non-accruing loans	$4,772	$5,144	$(372)	(7.23)%
Accruing loans delinquent 90 days	-	237	(237)	(100.00)
Foreclosed assets	1,034	1,199	(165)	(13.76)
Total	$5,806	$6,580	$(774)	(11.76)%

The Company continues to diligently monitor and write down loans that appear to have irreversible weakness. The Company works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral. In addition to the decrease in non-performing assets, the Company has seen improvement during the first quarter of 2017 in total classified assets. Total classified assets decreased by 1.6% from $11.4 million at December 31, 2016 to $11.2 million at March 31, 2017 due to improvements in the economy in the local communities we serve.

At March 31, 2017, foreclosed real estate totaled $403,000. The Company continues to experience a decrease in this area as overall real estate owned sales volumes are up and the number of foreclosures is down. At March 31, 2017, all foreclosed real estate owned was in consumer residential real estate. As of March 31, 2017, the Company also held $631,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Allowance for Loan Losses. Allowance for loan losses remained constant at $12.4 million as of March 31, 2017 compared to December 31, 2016. The allowance for loan losses to non-performing loans as of March 31, 2017 was 259.5% compared to 230.1% as of December 31, 2016. The allowance for loan losses to total loans as of March 31, 2017 was 1.06%, the same as of December 31, 2016. Non-performing loans to total loans at March 31, 2017 were 0.41% compared to 0.46% at December 31, 2016. Non-performing assets to total assets were 0.37% at March 31, 2017 compared to 0.42% at December 31, 2016.

Deposits. Deposits increased by $17.5 million as of March 31, 2017 compared to December 31, 2016. The increase in deposits was a result of an increase in core deposits of $16.5 million and an increase of $1.0 million in certificates of deposit.

	At
	March 31, 2017		December 31, 2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Type of Account:
Non-interest Checking	$188,131	0.00%	$178,046	0.00%
Interest-bearing NOW	292,918	0.32	292,977	0.27
Savings	139,962	0.01	136,314	0.01
Money Market	176,156	0.28	173,305	0.26
Certificates of Deposit	373,756	1.23	372,740	1.19
Total	$1,170,923	0.52%	$1,153,382	0.49%

Borrowings. Total borrowings decreased to $222.7 million at March 31, 2017, down $22.1 million, or 9.0%, since year-end 2016 primarily due to a $22.4 million decrease in FHLB advances. This decrease was primarily due to growth in deposit balances. Other borrowings, consisting of a subordinated debenture and fed funds borrowings, increased $301,000 to $4.5 million at March 31, 2017.

Stockholders’ Equity. Stockholders’ equity was $142.6 million at March 31, 2017, an increase of $2.6 million from December 31, 2016. The increase was primarily due to net income available to common shareholders of $3.2 million, an increase in accumulated other comprehensive income of $391,000 and an increase of $139,000 due to exercises of stock options. These increases were partially offset by common stock cash dividends paid of $1.2 million during the first quarter of 2017. The Company’s tangible book value per common share as of March 31, 2017 increased to $19.13 compared to $18.82 as of December 31, 2016 and the tangible common equity ratio increased to 9.07% as of March 31, 2017 compared to 8.89% as of December 31, 2016. MFSF’s and the Bank’s risk-based capital ratios were well in excess of “well-capitalized” levels as defined by all regulatory standards as of March 31, 2017.

Comparison of Results of Operations for the Three Months Ended March 31, 2017 and 2016.

General. Net income for the three months ended March 31, 2017 was $3.2 million, or $0.43 diluted earnings per common share compared to net income of $2.4 million, or $0.31 diluted earnings per common share for the three months ended March 31, 2016. Annualized return on average assets was 0.82% and annualized return on average tangible common equity was 9.23% for the first quarter of 2017 compared to 0.63% and 6.92% respectively, for the same period of last year.

Net Interest Margin and Average Balance Sheet. The following table presents the Company’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets for the periods indicated. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	March 31, 2017			March 31, 2016
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
Interest-Earning Assets:
Interest -bearing deposits	$21,425	$25	0.47%	$24,212	$20	0.33%
Investment securities, available for sale (1):
MBS/CMO	161,169	998	2.48	187,688	1,137	2.42
Other	91,578	722	3.15	69,202	552	3.19
Loans receivable	1,172,551	12,249	4.18	1,084,263	11,220	4.14
Stock in FHLB of Indianapolis	11,117	115	4.14	10,482	105	4.01
Total interest-earning assets (1)	1,457,840	14,109	3.87	1,375,847	13,034	3.79
Non-interest earning assets, net of allowance for loan losses and unrealized gain/loss	97,384			115,960
Total assets	$1,555,224			$1,491,807

Interest-Bearing Liabilities:
Demand and NOW accounts	$292,641	200	0.27	$264,322	150	0.23
Savings deposits	139,435	4	0.01	134,050	3	0.01
Money market accounts	175,048	125	0.29	164,116	108	0.26
Certificate accounts	385,155	1,137	1.18	355,222	1,024	1.15
Total deposits	992,279	1,466	0.59	917,710	1,285	0.56
Borrowings	229,919	930	1.62	237,921	987	1.66
Total interest-bearing liabilities	1,222,198	2,396	0.78	1,155,631	2,272	0.79
Non-interest bearing deposit accounts	176,455			181,849
Other liabilities	15,489			15,155
Total liabilities	1,414,142			1,352,635
Stockholders' equity	141,082			139,172
Total liabilities and stockholders' equity	$1,555,224			$1,491,807

Net earning assets	$235,642			$220,216
Net interest income		$11,713			$10,762
Net interest rate spread (3)			3.09%			3.00%
Net interest margin (3)			3.21%			3.13%
Net interest margin, tax equivalent (2) (3)			3.32%			3.22%
Average interest-earning assets to
average interest-bearing liabilities	119.28%			119.06%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments.

(2) Tax equivalent margin is calculated by taking non-taxable interest and grossing up by 34% applicable tax rate.

(3) Ratios for the three month periods have been annualized.

Interest Income. Total interest income increased $1.1 million, or 8.2%, to $14.1 million during the three months ended March 31, 2017 from $13.0 million during the same period in 2016. The increase was a result of an increase of $82.0 million in average earning assets due to an increase in the average loan portfolio of $88.3 million in combination with an increase of eight basis points in the average interest rate for the quarter ended March 31, 2017 compared to the same period in 2016.

Interest Expense. Interest expense increased $124,000, or 5.5%, to $2.4 million during the three months ended March 31, 2017 compared to the same period in 2016. The primary reason for this increase was an increase of $74.6 million in average interest-bearing deposits which was partially offset by a decrease in average interest-bearing borrowings of $8.0 million. The increase in interest-bearing deposits was due to our focus on core deposit growth in combination with the need for loan funding.

Net Interest Income and Net Interest Margin. Net interest income before the provision for loan losses increased $951,000 for the quarter ended March 31, 2017 compared to the same period in 2016. The increase in net interest income was a result of an increase of $82.0 million in average interest earning assets, due to an increase of $88.3 million in average loans, and an increase of eight basis points in net interest margin to 3.21%. On a linked quarter basis, net interest income before the provision for loan losses increased $144,000 as net interest margin increased by one basis point and average interest earning assets increased by $12.5 million, primarily due to increases in the average loan portfolio. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K for the year ended December 31, 2016.

Provision for Loan Losses. Provision for loan losses in the first quarter of 2017 was $200,000, the same as last year’s comparable period. Provision for loan losses was calculated based on management’s ongoing evaluation of the adequacy of the allowance for loan losses, which is partially attributable to net charge offs of $200,000, or 0.07% of total average loans on an annualized basis, in the first quarter of 2017 compared to net charge offs of $171,000, or 0.06% of total average loans on an annualized basis, in the first quarter of 2016.

Non-Interest Income. Non-interest income for the first quarter of 2017 was $4.1 million, an increase of $127,000 compared to the first quarter of 2016.

	Three Months Ended March 31,		Amount	Percent
	2017	2016	Change	Change
Service fee income	$1,400	$1,374	$26	1.89%
Net realized gain on sale of securities	129	118	11	9.32
Commissions	1,196	1,100	96	8.73
Net gains on sales of loans	770	940	(170)	(18.09)
Net servicing fees	101	70	31	44.29
Increase in cash surrender value of life insurance	272	284	(12)	(4.23)
Gain (loss) on sale of other real estate and repossessed assets	54	(29)	83	(286.21)
Other income	202	140	62	44.29
Total	$4,124	$3,997	$127	3.18%

Increases in non-interest income included an increase of $96,000 in commission income due to increases in our trust and wealth management portfolios, an increase of $83,000 in gains on sale of other real estate and repossessed assets, and an increase of $26,000 in service fee income. These increases were partially offset by a decrease of $170,000 in gain on sale of loans due to fewer loan sales compared to the first quarter of 2016. On a linked quarter basis, non-interest income decreased $342,000 primarily due to a decrease of $307,000 in service fee income generated from deposit accounts due to fourth quarter seasonality, which is typically the highest of the year.

Non-Interest Expense. Non-interest expenses decreased $10,000, to $11.4 million, for the first quarter of 2017.

	Three Months Ended March 31,		Amount	Percent
	2017	2016	Change	Change
Salaries and employee benefits	$6,726	$6,491	$235	3.62%
Net occupancy expenses	809	646	163	25.23
Equipment expenses	427	487	(60)	(12.32)
Data processing fees	554	489	65	13.29
ATM and debit card expense	418	380	38	10.00
Deposit insurance	213	234	(21)	(8.97)
Professional fees	396	470	(74)	(15.74)
Advertising and promotion	312	427	(115)	(26.93)
Software subscriptions and maintenance	569	480	89	18.54
Other real estate and repossessed assets	47	72	(25)	(34.72)
Other expenses	935	1,240	(305)	(24.60)
Total	$11,406	$11,416	$(10)	(0.09)%

The decrease was primarily due to a decrease of $305,000 in other expenses and a decrease of $74,000 in professional fees primarily due to one-time expenses setting up our captive insurance company in the first quarter of 2016 that were not repeated in the first quarter of 2017. These decreases were offset by an increase of $235,000 in salaries and benefits primarily due to general compensation increases and an increase of $163,000 in occupancy expense due to a loss of rental income from an office building sold in the fourth quarter of 2016. On a linked quarter basis, non-interest expense decreased $74,000 partially due to a decrease in salaries and benefits primarily due to reduced health insurance expenses.

Income Tax Expense. The effective tax rate for the first quarter of 2017 was 24.2% compared to 24.8% in the same quarter of 2016. The reason for the decline was due to an increase in tax free income partially due to an increase in holdings of tax free municipal securities in the investment portfolio.

Reconciliation of Non-GAAP Financial Measures

The report on Form 10-Q contains financial information determined by methods other than in accordance with U.S. generally accepted accounting principles (“GAAP”). Non-GAAP financial measures are used by management to measure the strength of its capital and its ability to generate earnings on tangible capital invested by its shareholders. Although the Company believes these non-GAAP measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly compared GAAP financial measures are included in the following table.

	At and for the Three Months Ended
	March 31,	December 31,	March 31,
	2017	2016	2016
Total Stockholders' Equity (GAAP)	$142,598	$140,038	$140,798
Less: Intangible Assets	(2,107)	(2,191)	(2,491)
Tangible common equity (non-GAAP)	$140,491	$137,847	$138,307

Total assets (GAAP)	$1,551,421	$1,553,133	$1,499,232
Less: Intangible Assets	(2,107)	(2,191)	(2,491)
Tangible assets (non-GAAP)	$1,549,314	$1,550,942	$1,496,741

Tangible common equity to tangible assets (non-GAAP)	9.07%	8.89%	9.24%

Book value per common share (GAAP)	$19.42	$19.12	$18.87
Less: Effect of Intangible Assets	(0.29)	(0.30)	(0.33)
Tangible book value per common share (non-GAAP)	$19.13	$18.82	$18.54

Return on average stockholders' equity (GAAP)	9.09%	9.17	6.80%
Add: Effect of Intangible Assets	0.14	0.14	0.12
Return on average tangible common equity (non-GAAP)	9.23%	9.31%	6.92%

Total tax free interest income (GAAP)
Loans receivable	$107	$110	$77
Investment securities	647	614	460
Total tax free interest income	$754	$724	$537
Total tax free interest income, gross (at 34% tax rate)	$1,142	$1,097	$814

Net interest margin (GAAP)	3.21%	3.21%	3.13%
Add: Tax effect tax free interest income at 34% tax rate	0.11	0.09	0.09
Net interest margin, tax equivalent	3.32%	3.30%	3.22%

Ratio Summary:
Return on average equity (ROE)	9.09%	9.17%	6.80%
Return on average tangible common equity	9.23%	9.31%	6.92%
Return on average assets (ROA)	0.82%	0.83%	0.63%
Tangible common equity to tangible assets	9.07%	8.89%	9.24%
Net interest margin, tax equivalent	3.32%	3.30%	3.22%

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

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. It is overseen by the Asset and Liability Management Committee. The Board of Directors required the Bank to maintain a minimum liquidity ratio of 10% of deposits. At March 31, 2017, our ratio was 24.1%. The Company is currently in excess of the minimum liquidity ratio set by the Board due to a larger investment portfolio. Management continues to seek to utilize liquidity off of the investment portfolio to fund loan growth over the next few years as demand for loans increases. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We hold cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). At March 31, 2017, on a consolidated basis, the Company had $279.2 million in cash and investment securities available for sale and $5.1 million in loans held for sale generally available for its cash needs. We can also generate funds from borrowings, primarily FHLB advances and fed funds lines, and, to a lesser degree, third party loans. At March 31, 2017, the Bank had the ability to borrow an additional $50.6 million in FHLB advances and $40.0 million in fed funds. In addition, we have historically sold 15- and 30-year, primarily fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity. The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, the payment of which is subject to regulatory limits. At March 31, 2017, the Company, on an unconsolidated basis, had $1.2 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2017, the approved outstanding loan commitments, including unused lines of credit, amounted to $238.6 million. Certificates of deposit scheduled to mature in one year or less as of March 31, 2017, totaled $186.0 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. For the quarter ended March 31, 2017, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At March 31, 2017, the Bank had $126.3 million in commitments to make loans, $9.7 million in undisbursed portions of closed loans, $99.9 million in unused lines of credit and $2.8 million in standby letters of credit. In addition, on a consolidated basis, at March 31, 2017, the Company had $222.7 million in outstanding borrowings, of which $59.9 million is due in the next twelve months.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. See ‘Item 1 - Business- How We Are Regulated - Regulatory Capital Requirements’ of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The FDIC may require the Bank to have additional capital above the specific regulatory levels if it believes the Bank is subject to increased risk due to asset problems, high interest rate risk and other risks. The Company is subject to minimum capital requirements imposed by the FRB, which are substantially similar to those imposed on the Bank, including guidelines for bank holding companies to be considered well-capitalized.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of March 31, 2017, the Company and Bank meet all capital adequacy requirements to which it is subject.

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015, and will phase in over a four-year period (beginning at 40% on January 1, 2015, and an additional 20% per year thereafter). Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will continue to phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019). As of March 31, 2017, the Bank and Company exceeded the minimum buffer requirement which was 1.250%.

The Company’s and Bank’s actual capital amounts and ratios as of March 31, 2017, are presented in the table below.

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level(1):
MutualFirst Consolidated	$141,209	9.1%	$61,951	4.0%	N/A	N/A
MutualBank	138,222	8.9	61,994	4.0	$77,493	5.0%
Common Equity Tier 1 Capital Level (2) :
MutualFirst Consolidated	$137,915	12.0%	$51,660	4.5%	N/A	N/A
MutualBank	138,222	12.0	51,641	4.5	$74,593	6.5%
Tier 1 Risk-Based Capital Level (3) :
MutualFirst Consolidated	$141,209	12.3%	$68,880	6.0%	N/A	N/A
MutualBank	138,222	12.0	68,855	6.0	$91,806	8.0%
Total Risk-Based Capital Level (4) :
MutualFirst Consolidated	$153,591	13.4%	$91,841	8.0%	N/A	N/A
MutualBank	150,604	13.1	91,806	8.0	$114,758	10.0%

(1) Tier 1 Capital to Assets for Leverage Ratio of $1.5 billion for the Bank and Company at March 31, 2017.

(2) Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.1 billion for the Bank and Company at March 31, 2017.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Information about the Company’s asset and liability management and market and interest-rate risks is included in Item 7A of the Form 10-K for the year ended December 31, 2016, filed with the SEC on March 16, 2017.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin and improve earnings. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term, fixed-rate loans in our portfolio, during the first quarter of 2017 we sold in the secondary market $21.3 million of primarily fixed rate, one- to four-family mortgage loans with a term to maturity of 15 years or greater.

If past rate movements are an indication of future changes, they usually are neither instantaneous nor do a majority of core deposits reprice at the same level as rates change. The following chart reflects the Bank’s percentage change in net interest income, over a one year time period, and net portfolio value (NPV) assuming an instantaneous parallel rate shock in a range from down 100 basis points to up 400 basis points as of March 31, 2017.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(11.1)%	(22.6)%
Up 300 basis points	(7.7)%	(16.4)%
Up 200 basis points	(4.6)%	(10.2)%
Up 100 basis points	(2.0)%	(5.0)%
Down 100 basis points	(4.6)%	(7.1)%

The following chart indicates the Company’s percentage change in net interest income and NPV assuming rate movements that are not instantaneous, but change gradually over one year.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(3.5)%	(19.5)%
Up 300 basis points	(3.3)%	(14.9)%
Up 200 basis points	(2.8)%	(9.6)%
Up 100 basis points	(1.6)%	(4.9)%
Down 100 basis points	(4.6)%	(7.1)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and (as defined in sec Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures as of March 31, 2017, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 19, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 375,000 shares of common stock, or approximately 5% of its then-outstanding shares over a one-year period. As of March 31, 2017, the Company had repurchased 175,428 shares at a weighted average price of $24.82 per share for a total of $4.4 million, and there were 199,572 remaining shares that may be repurchased under the current authorization. There were no shares repurchased during the three months ended March 31, 2017. These stock repurchases may be made from time-to-time in open market or negotiated transactions as deemed appropriate by the Company and will depend on market conditions.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6. Exhibits.

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Articles of Incorporation	b
3.1a	Articles Supplementary to Charter	p
3.2	Articles Supplementary for the Series A Preferred Stock	c
3.3	Articles Supplementary for the SBLF Preferred Stock	a
3.4	Amended Bylaws	k
3.4a	Amended and Restated Bylaws	q
3.5	Articles Supplementary to the Company’s Charter re: term of appointed directors	l
4.1	Form of Common Stock Certificate	b
4.2	Form of Certificate for the Series A Preferred Stock	c
4.3	Form of Certificate for the SBLF Preferred Stock	a
9	Voting Trust Agreement	None
10.1	Employment Agreement with David W. Heeter	e
10.2	Employment Agreement with Patrick C. Botts	e
10.3	Form of Supplemental Retirement Plan Income Agreements for Patrick C. Botts and David W. Heeter	f
10.4	Named Executive Officer Salaries and Bonus Arrangements for 2013	n
10.5	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker	g
10.6	Form of Agreements for Executive Deferred Compensation Plan for Patrick C. Botts and David W. Heeter	f
10.7	Registrant’s 2001 Stock Option and Incentive Plan	h
10.8	Registrant’s 2001 Recognition and Retention Plan	h
10.9	Director Fee Arrangements for 2016	d
10.10	Director Deferred Compensation Plan	i
10.11	MutualFirst Financial, Inc. 2008 Stock Option and Incentive Plan	d
10.12	MFB Corp. 2002 Stock Option Plan	d
10.13	MFB Corp. 1997 Stock Option Plan	d
10.14	Employment Agreement with Charles J. Viater	e
10.15	Salary Continuation Agreement with Charles J. Viater	e
10.16	Loan Agreement with First Tennessee Bank National Association dated December 21, 2009.	m
10.17	Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.18	Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.19	Small Business Lending Fund - Securities Purchase Agreement, dated August 25, 2011, between MutualFirst Financial, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock	a
10.20	Repurchase Agreement dated August 25, 2012, between MutualFirst Financial, Inc. and the United States Department of the Treasury, with respect to the repurchase and redemption of the TARP Preferred Stock	a
10.21	Employment Agreement with Christopher D. Cook.	e
10.22	Agreement with Richard J. Lashley and PL Capital Group	q
11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
14	Code of Ethics	o
16	Letter re change in certifying accountant	None
18	Letter re change in accounting principles	None
21	Subsidiaries of the registrant	d

22	Published report regarding matters submitted to vote of security holders	None
23	Consents of experts and counsel	d
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32
101	Financial Statements from the Company’s Form 10-Q for the three months ended March 31, 2017 and 2016 and year ended December 31, 2016, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Consolidated Condensed Statements of Income for the Three months ended March 31, 2017 and 2016; (iii) Consolidated Condensed Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016; (iv) Consolidated Condensed Statement of Stockholders’ Equity for the Period Ended March 31, 2017; (v) Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2017 and 2016, as follows:

101.INS	XBRL Instance Document	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101.DEF
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE

a	Filed as an exhibit to the Company’s Form 8-K filed on August 26, 2011 and incorporated herein by reference.
b	Filed as an exhibit to the Company’s Form S-1 registration statement filed on September 16, 1999 and incorporated herein by reference.
c	Filed as an exhibit to the Company’s Form 8-K filed on December 23, 2008 and incorporated herein by reference.
d	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference.
e	Filed as an exhibit to the Company’s Form 10-Q filed on November 9, 2016 and incorporated herein by reference.
f	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2017 and incorporated herein by reference.
g	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2017 and incorporated herein by reference.
h	Filed as an Appendix to the Company’s Form S-4/A Registration Statement filed on October 19, 2001 and incorporated herein by reference.
i	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2017 and incorporated herein by reference.
j	Filed as an exhibit to the Company’s Form 10-K filed on March 23, 2010 and incorporated herein by reference.
k	Filed as an exhibit to the Company’s Form 8-K filed on October 15, 2007 and incorporated herein by reference.
l	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.
m	Filed as an exhibit to the Company’s Form 8-K filed on December 24, 2009 and incorporated herein by reference.
n	Filed as an exhibit to the Company’s Form 8-K filed on February 15, 2012 and incorporated herein by reference.
o	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.
p	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.
q	Filed as an exhibit to the Company’s Form 8-K filed on February 27, 2015 and incorporated herein by reference.

(b) Exhibits - See list in (a)(3) and the Exhibit Index following the signature page.

(c) Financial Statements Schedules - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2017	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: May 10, 2017	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

101	Financial Statements from the Company’s Form 10-Q for the three months ended March 31, 2017 and 2016 and year ended December 31, 2016, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Consolidated Condensed Statements of Income for the Three Months Ended March 31, 2017 and 2016; (iii) Consolidated Condensed Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016; (iv) Consolidated Condensed Statement of Stockholders’ Equity for the Period Ended March 31, 2017; (v) Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2017 and 2016, as follows:
101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Labels Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

