Form 10-Q
period 2017-06-30
MUTUALFIRST FINANCIAL INC
filed 2017-08-09
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of August 7, 2017, there were 7,381,394 shares of the registrant’s common stock outstanding.

MutualFirst Financial, Inc.

Form 10-Q Quarterly Report for the Period Ended June 30, 2017

MutualFirst Financial, Inc.

Consolidated Condensed Balance Sheets
(In Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Cash and due from banks	$6,998	$8,503
Interest-bearing demand deposits	18,170	18,357
Cash and cash equivalents	25,168	26,860
Interest-bearing time deposits	2,046	993
Investment securities available for sale (carried at fair value)	256,642	249,913
Loans held for sale	8,796	4,063
Loans, net of allowance for loan losses of $12,426 and $12,382, at June 30, 2017 and December 31, 2016, respectively	1,171,927	1,157,120
Premises and equipment, net	20,886	21,200
Federal Home Loan Bank stock	11,183	10,925
Deferred tax asset, net	10,800	12,037
Cash value of life insurance	52,155	51,594
Goodwill	1,800	1,800
Other real estate owned and repossessed assets	709	1,199
Other assets	13,837	15,429
Total assets	$1,575,949	$1,553,133

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$187,173	$178,046
Interest-bearing	985,812	975,336
Total deposits	1,172,985	1,153,382
Federal Home Loan Bank advances	235,991	240,591
Other borrowings	4,211	4,189
Other liabilities	16,436	14,933
Total liabilities	1,429,623	1,413,095

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 7,344,233 and 7,324,233 shares at June 30, 2017 and December 31, 2016, respectively	73	73
Additional paid-in capital	74,303	74,164
Retained earnings	71,809	67,055
Accumulated other comprehensive income (loss)	141	(1,254)
Total stockholders' equity	146,326	140,038
Total liabilities and stockholders' equity	$1,575,949	$1,553,133

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Income
(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest and Dividend Income
Loans receivable	$12,753	$11,515	$25,002	$22,735
Investment securities	1,745	1,610	3,466	3,299
Federal Home Loan Bank stock	117	111	231	216
Deposits with financial institutions	37	22	62	42
Total interest and dividend income	14,652	13,258	28,761	26,292

Interest Expense
Deposits	1,634	1,283	3,100	2,568
Federal Home Loan Bank advances	883	897	1,769	1,792
Other	48	91	92	183
Total interest expense	2,565	2,271	4,961	4,543

Net Interest Income	12,087	10,987	23,800	21,749
Provision for loan losses	300	150	500	350
Net Interest Income After Provision for Loan Losses	11,787	10,837	23,300	21,399

Non-interest Income
Service fee income	1,714	1,528	3,114	2,902
Net realized gain on sales of available for sale securities	279	652	408	770
Commissions	1,318	1,404	2,514	2,503
Net gains on sales of loans	945	1,407	1,715	2,347
Net servicing fees	96	78	197	148
Increase in cash value of life insurance	288	306	560	590
Loss on sale of other real estate and repossessed assets	(75)	(188)	(21)	(217)
Other income	105	706	307	847
Total non-interest income	4,670	5,893	8,794	9,890

Non-interest Expenses
Salaries and employee benefits	6,534	6,660	13,260	13,151
Net occupancy expenses	763	601	1,572	1,247
Equipment expenses	438	484	865	971
Data processing fees	541	492	1,095	981
ATM and debit card expenses	410	356	828	736
Deposit insurance	168	225	381	459
Professional fees	408	380	804	850
Advertising and promotion	303	269	614	696
Software subscriptions and maintenance	567	549	1,136	1,029
Other real estate and repossessed assets	33	14	80	86
Other expenses	1,052	1,210	1,988	2,450
Total non-interest expenses	11,217	11,240	22,623	22,656

Income Before Income Tax	5,240	5,490	9,471	8,633
Income tax expense	1,342	1,333	2,367	2,111
Net Income Available to Common Shareholders	$3,898	$4,157	$7,104	$6,522

Earnings Per Common Share
Basic	$0.53	$0.56	$0.97	$0.87
Diluted	$0.52	$0.55	$0.95	$0.86
Dividends Per Common Share	$0.16	$0.14	$0.32	$0.28

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Income	$3,898	$4,157	$7,104	$6,522
Other Comprehensive Income
Net unrealized holding gain on securities available for sale	1,802	2,452	2,517	5,866
Reclassification adjustment for realized gains included in net income	(279)	(652)	(408)	(770)
Net unrealized loss on derivative used for cash flow hedges	-	(3)	-	(28)
	1,523	1,797	2,109	5,068
Income tax expense related to other comprehensive income	(519)	(610)	(714)	(1,729)
Other comprehensive income, net of tax	1,004	1,187	1,395	3,339
Comprehensive Income	$4,902	$5,344	$8,499	$9,861

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity
For the Period Ended June 30, 2017

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances December 31, 2016	$73	$74,164	$67,055	$(1,254)	$140,038
Net income			7,104		7,104
Other comprehensive income, net of taxes				1,395	1,395
Stock options, exercised		139			139
Cash dividends, common stock ($.32 per share)			(2,350)		(2,350)
Balances June 30, 2017	$73	$74,303	$71,809	$141	$146,326

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income	$7,104	$6,522
Items not requiring cash
Provision for loan losses	500	350
Depreciation and amortization	2,290	2,543
Deferred income tax	524	158
Increase in cash value of life insurance	(560)	(590)
Loans originated for sale	(54,702)	(64,176)
Proceeds from sales of loans held for sale	51,538	63,724
Net gain on sale of loans	(1,715)	(2,347)
Net gain on sale of securities, available for sale	(408)	(770)
Loss on sale of other real estate and repossessed assets	21	217
Change in
Interest receivable and other assets	1,009	(551)
Interest payable and other liabilities	(377)	293
Other adjustments	(8)	70
Net cash provided by operating activities	5,216	5,443

Investing Activities
Net change in interest-bearing time deposits	(1,053)	(980)
Purchases of securities, available for sale	(34,401)	(28,801)
Proceeds from maturities and paydowns of securities, available for sale	13,326	17,741
Proceeds from sales of securities, available for sale	18,365	29,901
Purchase of Federal Home Loan Bank stock	(258)	(158)
Net change in loans	(16,415)	(28,628)
Purchases of premises and equipment	(415)	(1,690)
Proceeds from real estate owned sales	649	1,471
Proceeds from sale of real estate held for investment	502	-
Proceeds from bank owned life insurance	-	1,121
Gain on bank owned life insurance	-	(346)
Proceeds from sale of premises and equipment	-	65
Net cash used in investing activities	(19,700)	(10,304)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	13,511	14,714
Certificates of deposit	6,092	(9,595)
Proceeds from FHLB advances	164,200	129,900
Repayments of FHLB advances	(168,800)	(111,700)
Net repayments other borrowings	-	(379)
Cash dividends	(2,350)	(2,093)
Stock options exercised	139	976
Stock repurchased	-	(4,354)
Net cash provided by financing activities	12,792	17,469
Net Change in Cash and Cash Equivalents	(1,692)	12,608
Cash and Cash Equivalents, Beginning of Period	26,860	20,915
Cash and Cash Equivalents, End of Period	$25,168	$33,523

Additional Cash Flows Information
Interest paid	$4,802	$4,492
Income tax paid	1,000	400
Transfers from loans to foreclosed assets	168	816
Mortgage servicing rights capitalized	146	204
Purchase of securities, due to broker	1,970	3,766

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

The interim consolidated condensed financial statements at and for the three and six months ended June 30, 2017 and 2016, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2016 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings Per Share

Earnings per share were computed as follows:

	Three Months Ended June 30,
	2017			2016
	Net Income	Weighted- Average Shares	Per-Share Amount	Net Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$3,898	7,344,233	$0.53	$4,157	7,453,333	$0.56
Effect of Dilutive Securities
Stock options		143,256			142,955
Diluted Earnings Per Share
Net income available and assumed conversions	$3,898	7,487,489	$0.52	$4,157	7,596,288	$0.55

	Six Months Ended June 30,
	2017			2016
	Net Income	Weighted- Average Shares	Per-Share Amount	Net Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$7,104	7,338,377	$0.97	$6,522	7,459,871	$0.87
Effect of Dilutive Securities
Stock options		145,641			146,213
Diluted Earnings Per Share
Net income available and assumed conversions	$7,104	7,484,018	$0.95	$6,522	7,606,084	$0.86

As of June 30, 2017 and 2016, the exercise price for all options was lower than the average market price of the common shares.

Note 3: Impact of Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. The Company early adopted this ASU in the first quarter of 2017 and it did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350)-Simplifying the Test for Goodwill Impairment. These amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company has assessed ASU 2017-04 and does not expect it to have a material impact on its accounting and disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805)-Clarifying the Definition of a Business. ASU 2017-01 provides amendments to clarify the definition of a business and affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied prospectively as of the beginning of the period of adoption. Early adoption is permitted under certain circumstances. The Company has assessed ASU 2017-01 and does not expect it to have a material impact on its accounting and disclosures.

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

•	The ASU requires financial assets measured at amortized cost (primarily loans) be presented at the amount net of a valuation allowance for credit losses, and that the income statement include the measurement of credit losses for newly recognized financial assets as well as changes in expected losses on previously recognized financial assets. The provisions of this ASU does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. The new model will be based on relevant information including past events, historical experience, current conditions, and reasonable and supportive forecasts that affect the collectability of the asset. The provisions of this ASU differ from current U.S. generally accepted accounting principles (“GAAP”) in that current U.S. GAAP generally delays recognition of the full amount of credit losses until the loss is probable of occurring.
•	This ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down.

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

Note 4: Investment Securities

The amortized costs and approximate fair values, together with gross unrealized gains and losses on securities, are in the tables below. All mortgage-backed securities and collateralized mortgage obligations held as of June 30, 2017 and December 31, 2016 were guaranteed by government sponsored entities, government corporations or federal agencies.

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$77,050	$508	$(862)	$76,696
Collateralized mortgage obligations	76,717	246	(704)	76,259
Municipal obligations	85,246	2,779	(556)	87,469
Corporate obligations	17,395	71	(1,248)	16,218
Total investment securities	$256,408	$3,604	$(3,370)	$256,642

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$92,871	$802	$(1,156)	$92,517
Collateralized mortgage obligations	68,621	269	(843)	68,047
Municipal obligations	77,474	1,716	(1,508)	77,682
Corporate obligations	12,822	78	(1,233)	11,667
Total investment securities	$251,788	$2,865	$(4,740)	$249,913

The amortized cost and fair value of securities available for sale at June 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
Description Securities	Amortized Cost	Fair Value
Security obligations due
Within one year	$160	$160
One to five years	5,057	5,086
Five to ten years	23,978	24,774
After ten years	73,446	73,667
	102,641	103,687
Mortgage-backed securities	77,050	76,696
Collateralized mortgage obligations	76,717	76,259
Totals	$256,408	$256,642

Proceeds from sales of securities available for sale for the three and six months ended June 30, 2017 were $12.7 million and $18.4 million, respectively. For the three and six months ended June 30, 2016, proceeds from sales of securities available for sale were $26.0 million and $29.9 million, respectively. Gross gains were recognized on the sales for the three and six months ended June 30, 2017 of $279,000 and $408,000, respectively. Gross gains of $701,000 and $819,000 were recognized, for the three and six months ended June 30, 2016. There were no gross losses recognized on the sales of securities for the three and six months ended June 30, 2017, respectively. Gross losses of $49,000 for the three and six months ended June 30, 2016, were also recognized on those sales.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2017 and December 31, 2016 was $115.9 million and $143.8 million, respectively, which was approximately 45.2 percent and 57.6 percent, respectively, of the Company’s investment portfolio at those dates.

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

During the first six months of 2017 and 2016, the Bank determined that its security holdings had no other-than-temporary impairment.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities	$50,104	$(862)	$-	$-	$50,104	$(862)
Collateralized mortgage obligations	35,441	(558)	4,326	(146)	39,767	(704)
Municipal obligations	18,752	(555)	159	(1)	18,911	(556)
Corporate obligations	4,548	(2)	2,588	(1,246)	7,136	(1,248)
Total temporarily impaired securities	$108,845	$(1,977)	$7,073	$(1,393)	$115,918	$(3,370)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities	$58,056	$(1,156)	$-	$-	$58,056	$(1,156)
Collateralized mortgage obligations	41,769	(683)	4,688	(160)	$46,457	$(843)
Municipal obligations	31,907	(1,507)	337	(1)	32,244	(1,508)
Corporate obligations	-	-	7,076	(1,233)	7,076	(1,233)
Total temporarily impaired securities	$131,732	$(3,346)	$12,101	$(1,394)	$143,833	$(4,740)

Mortgage-Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in MBSs and CMOs were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because (1) the decline in market value is attributable to changes in interest rates and not credit quality, (2) the Company does not intend to sell the investments and (3) it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider any of these investments to be other-than-temporarily impaired at June 30, 2017.

Municipals

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments. The Company does not consider any of these investment securities to be other-than-temporarily impaired at June 30, 2017.

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

Pooled Trust Preferred Securities. The Company has invested in pooled trust preferred securities. At June 30, 2017, the current book balance of our pooled trust preferred securities was $3.8 million. The original par value of these securities was $4.0 million. All pooled trust preferred securities owned were performing as agreed in the first six months of 2017. All pooled trust preferred securities owned by the Company are exempt from the Volcker Rule.

The following table provides additional information related to the Company’s investment in pooled trust preferred securities as of June 30, 2017:

Deal Name	Class	Original Par	Book Value	Fair Value	Unrealized loss	Realized Losses YTD	Lowest Current Rating	Number of Banks / Insurance Cos. Currently Performing	Total Number of Banks and Insurance Cos. In Issuance (Unique)	Actual Deferrals/ Defaults (as a % of original collateral)	Total Projected Defaults (as a % of performing collateral) (1)	Excess subordination (after taking into account best estimate of future deferrals/ defaults) (2)
	(Dollars in Thousands)
Alesco Preferred Funding IX	Aa3	$1,000	$920	$563	$(357)	$-	CCC-	44	49	4.20%	9.55%	54.52%
U.S. Capital Funding I	B3	3,000	2,914	2,025	(889)	-	Caa1	29	33	7.95%	6.19%	12.69%
		$4,000	$3,834	$2,588	$(1,246)	$-

(1)	A 10% recovery is applied to all projected defaults by depository institutions. A 15% recovery is applied to all projected defaults by insurance companies. No recovery is applied to current defaults.
(2)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

Note 5: Loans and Allowance

Classes of loans at June 30, 2017 and December 31, 2016 include:

	June 30,	December 31,
	2017	2016
Real estate
Commercial	$298,801	$302,577
Commercial construction and development	29,008	22,453
Consumer closed end first mortgage	467,802	478,848
Consumer open end and junior liens	70,572	71,222
Total real estate loans	866,183	875,100
Other loans
Consumer loans
Auto	18,675	18,939
Boat/RVs	158,556	141,602
Other	5,605	5,892
Commercial and industrial	139,145	131,103
Total other loans	321,981	297,536
Total loans	1,188,164	1,172,636
Undisbursed loans in process	(9,753)	(8,691)
Unamortized deferred loan costs, net	5,942	5,557
Allowance for loan losses	(12,426)	(12,382)
Net loans	$1,171,927	$1,157,120

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

Nonaccrual loans, segregated by class of loans, as of June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
	2017	2016
Real estate
Commercial	$1,199	$912
Commercial construction and development	-	-
Consumer closed end first mortgage	1,679	3,626
Consumer open end and junior liens	238	335
Consumer loans
Auto	4	5
Boat/RVs	342	224
Other	10	24
Commercial and industrial	39	18
Total nonaccrual loans	$3,511	$5,144

An age analysis of the Company’s past due loans, segregated by class of loans, as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due and Accruing
Real estate
Commercial	$614	$11	$1,081	$1,706	$297,095	$298,801	$-
Commercial construction and development	157	-	-	157	28,851	29,008	-
Consumer closed end first mortgage	3,603	380	1,500	5,483	462,319	467,802	24
Consumer open end and junior liens	243	76	200	519	70,053	70,572	-
Consumer loans
Auto	48	19	2	69	18,606	18,675	-
Boat/RVs	805	336	156	1,297	157,259	158,556	-
Other	55	15	13	83	5,522	5,605	3
Commercial and industrial	230	4	37	271	138,874	139,145	-
Total	$5,755	$841	$2,989	$9,585	$1,178,579	$1,188,164	$27

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due and Accruing
Real estate
Commercial	$854	$142	$785	$1,781	$300,796	$302,577	$-
Commercial construction and development	-	-	-	-	22,453	22,453	-
Consumer closed end first mortgage	6,789	1,554	3,675	12,018	466,830	478,848	237
Consumer open end and junior liens	512	166	304	982	70,240	71,222	-
Consumer loans
Auto	103	25	5	133	18,806	18,939	-
Boat/RVs	1,376	305	213	1,894	139,708	141,602	-
Other	89	26	13	128	5,764	5,892	-
Commercial and industrial	497	32	8	537	130,566	131,103	-
Total	$10,220	$2,250	$5,003	$17,473	$1,155,163	$1,172,636	$237

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

The following tables present impaired loans as of and for the three and six month periods ended June 30, 2017 and 2016 and as of and for the year ended December 31, 2016.

	June 30, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans - QTD	Average Investment in Impaired Loans - YTD	Interest Income Recognized - QTD	Interest Income Recognized - YTD
Loans without a specific valuation allowance
Real estate
Commercial	$809	$809	$-	$811	$763	$-	$-
Commercial construction and development	761	761	-	776	792	8	17
Consumer closed end first mortgage	781	781	-	1,315	1,499	-	-
Commercial and industrial	172	172	-	176	179	1	3

Loans with a specific valuation allowance
Real estate
Commercial	214	214	100	214	214	-	-

Total
Real estate
Commercial	$1,023	$1,023	$100	$1,025	$977	$-	$-
Commercial construction and development	$761	$761	$-	$776	$792	$8	$17
Consumer closed end first mortgage	$781	$781	$-	$1,315	$1,499	$-	$-
Commercial and industrial	$172	$172	$-	$176	$179	$1	$3

Total	$2,737	$2,737	$100	$3,292	$3,447	$9	$20

	December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$665	$665	$-	$2,207	$68
Commercial construction and development	822	822	-	874	40
Consumer closed end first mortgage	1,869	1,869	-	1,328	-
Consumer open end and junior liens	-	-	-	193	-
Commercial and industrial	187	187	-	204	1

Loans with a specific valuation allowance
Real estate
Commercial	214	214	100	416	-

Total
Real estate
Commercial	$879	$879	$100	$2,623	$68
Commercial construction and development	$822	$822	$-	$874	$40
Consumer closed end first mortgage	$1,869	$1,869	$-	$1,328	$-
Consumer open end and junior liens	$-	$-	$-	$193	$-
Commercial and industrial	$187	$187	$-	$204	$1

Total	$3,757	$3,757	$100	$5,222	$109

	June 30, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans - QTD	Average Investment in Impaired Loans - YTD	Interest Income Recognized - QTD	Interest Income Recognized - YTD
Loans without a specific valuation allowance
Real estate
Commercial	$2,896	$2,896	$-	$3,022	$3,080	$24	$48
Commercial construction and development	853	853	-	856	907	9	21
Consumer closed end first mortgage	1,126	1,126	-	1,126	1,126	-	-
Consumer open end and junior liens	-	-	-	243	322	-	-
Commercial and industrial	200	200	-	205	208	-	-

Loans with a specific valuation allowance
Real estate
Commercial	410	410	100	464	534	-	-

Total
Real estate
Commercial	$3,306	$3,306	$100	$3,486	$3,614	$24	$48
Commercial construction and development	$853	$853	$-	$856	$907	$9	$21
Consumer closed end first mortgage	$1,126	$1,126	$-	$1,126	$1,126	$-	$-
Consumer open end and junior liens	$-	$-	$-	$243	$322	$-	$-
Commercial and industrial	$200	$200	$-	$205	$208	$-	$-

Total	$5,485	$5,485	$100	$5,916	$6,177	$33	$69

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2017.

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

As of June 30, 2017, special mention commercial loans increased as management determined that a few credits had potential weaknesses deserving management’s close attention. All of these credits were performing as agreed as of June 30, 2017.

	June 30, 2017
	Commercial				Consumer
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Total
Real estate
Commercial	$288,365	$7,285	$3,128	$23				$298,801
Commercial construction and development	27,841	406	761	-				29,008
Consumer closed end first mortgage					$464,234	$-	$3,568	467,802
Consumer open end and junior liens					70,286	-	286	70,572

Other loans
Consumer loans
Auto					18,668	-	7	18,675
Boat/RVs					158,160	-	396	158,556
Other					5,565	-	40	5,605
Commercial and industrial	130,745	8,313	87	-				139,145
	$446,951	$16,004	$3,976	$23	$716,913	$-	$4,297	$1,188,164

	December 31, 2016
	Commercial				Consumer
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Total
Real estate
Commercial	$295,548	$3,705	$3,297	$27				$302,577
Commercial construction and development	21,782	254	417	-				22,453
Consumer closed end first mortgage					$473,329	$-	$5,519	478,848
Consumer open end and junior liens					70,769	-	453	71,222

Other loans
Consumer loans
Auto					18,931	-	8	18,939
Boat/RVs					141,294	-	308	141,602
Other					5,859	-	33	5,892
Commercial and industrial	128,436	2,513	154	-				131,103
	$445,766	$6,472	$3,868	$27	$710,182	$-	$6,321	$1,172,636

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2017 and 2016, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other segments.

	Three Months Ended June 30, 2017
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$7,397	$2,279	$2,706	$12,382
Provision charged to expense	144	24	132	300
Losses charged off	(12)	(84)	(206)	(302)
Recoveries	6	4	36	46
Balance, end of period	$7,535	$2,223	$2,668	$12,426

	Six Months Ended June 30, 2017
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$7,358	$2,303	$2,721	$12,382
Provision charged to expense	176	41	283	500
Losses charged off	(12)	(129)	(410)	(551)
Recoveries	13	8	74	95
Balance, end of period	$7,535	$2,223	$2,668	$12,426

	Three Months Ended June 30, 2016
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$7,208	$2,629	$2,833	$12,670
Provision charged to expense	(49)	23	176	150
Losses charged off	(29)	(64)	(200)	(293)
Recoveries	2	1	74	77
Balance, end of period	$7,132	$2,589	$2,883	$12,604

	Six Months Ended June 30, 2016
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$7,090	$2,683	$2,868	$12,641
Provision charged (credited) to expense	71	85	194	350
Losses charged off	(33)	(184)	(338)	(555)
Recoveries	4	5	159	168
Balance, end of period	$7,132	$2,589	$2,883	$12,604

The following tables provide a breakdown of the allowance for loan losses and loan portfolio balances by segment as of June 30, 2017 and 2016, and December 31, 2016.

	June 30, 2017
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	7,435	2,223	2,668	12,326
Total allowance for loan losses	$7,535	$2,223	$2,668	$12,426
Loan balances
Individually evaluated for impairment	$1,956	$781	$-	$2,737
Collectively evaluated for impairment	464,998	467,021	253,408	1,185,427
Gross loans	$466,954	$467,802	$253,408	$1,188,164

	June 30, 2016
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	7,032	2,589	2,883	12,504
Total allowance for loan losses	$7,132	$2,589	$2,883	$12,604
Loan balances
Individually evaluated for impairment	$4,359	$1,126	$-	$5,485
Collectively evaluated for impairment	396,225	484,122	227,973	1,108,320
Gross loans	$400,584	$485,248	$227,973	$1,113,805

	December 31, 2016
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	7,258	2,303	2,721	12,282
Total allowance for loan losses	$7,358	$2,303	$2,721	$12,382
Loan balances
Individually evaluated for impairment	$1,888	$1,869	$-	$3,757
Collectively evaluated for impairment	454,245	476,979	237,655	1,168,879
Gross loans	$456,133	$478,848	$237,655	$1,172,636

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

At June 30, 2017, the Company had loans that were modified in troubled debt restructurings. The modification of terms of such loans included one or a combination of the following: an extension of maturity or a reduction of the stated interest rate.

The following tables describe troubled debts restructured during the three and six month periods ended June 30, 2017 and 2016:

	Three Months Ended
	June 30, 2017			June 30, 2016
	No. of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	No. of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Real estate
Consumer closed end first mortgage	3	$119	$121	4	$134	$141
Consumer open end and junior liens	1	3	3	-	-	-

Other loans
Consumer loans
Boat/RVs	-	-	-	1	8	8

	Six Months Ended
	June 30, 2017			June 30, 2016
	No. of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	No. of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Real estate
Consumer closed end first mortgage	4	184	188	9	554	569
Consumer open end and junior liens	1	3	3	-	-	-

Other loans
Consumer loans
Auto	-	-	-	1	4	4
Boat/RVs	-	-	-	3	56	56
Commercial and industrial	1	72	72	1	83	83

The impact on the allowance for loan losses was insignificant as a result of these modifications.

Newly restructured loans by type for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30, 2017
	Rate	Term	Combination	Total Modification
Real estate
Consumer closed end first mortgage	$-	$-	$121	$121
Consumer open end and junior liens	-	3	-	3

	Three Months Ended June 30, 2016
	Rate	Term	Combination	Total Modification
Real estate
Consumer closed end first mortgage	$-	$47	$94	$141

Other loans
Consumer loans
Boat/RVs	-	-	8	8

	Six Months Ended June 30, 2017
	Rate	Term	Combination	Total Modification
Real Estate
Consumer closed end first mortgage	$-	$-	$188	$188
Consumer open end and junior liens	-	3	-	3
Commercial and industrial	-	72	-	72

	Six Months Ended June 30, 2016
	Rate	Term	Combination	Total Modification
Real Estate
Consumer closed end first mortgage	$-	$47	$522	$569

Other loans
Consumer loans
Auto	-	-	4	4
Boat/RVs	-	48	8	56
Commercial and industrial	-	83	-	83

There were no defaults on loans modified as troubled debt restructurings made in the three and six months ended June 30, 2017 and 2016. Defaults are defined as any loans that become 90 days past due.

At June 30, 2017, the Company had residential real estate held for sale as a result of foreclosure totaling $326,000 and real estate in the process of foreclosure of $1.2 million. As of June 30, 2017, the Company also held $383,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Note 6: Derivative Financial Instruments

The Company has certain interest rate derivative positions that are not designated as hedging instruments. Derivative assets and liabilities are recorded at fair value on the Consolidated Balance Sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. These derivative positions relate to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, the Company agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the client to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s Consolidated Statements of Income. The notional amount of customer-facing swaps as of June 30, 2017 and December 31, 2016 was approximately $14.4 million and $14.6 million, respectively.

The following table shows the amounts of derivative financial instruments at June 30, 2017 and December 31, 2016.

	Asset Derivatives
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2017	2016	Location	2017	2016
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$461	$553	Other liabilities	$461	$553

Note 7: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	June 30,	December 31,
	2017	2016
Net unrealized gain (loss) on securities available-for-sale	$234	$(1,875)
Net unrealized gain relating to defined benefit plan liability	30	30
	264	(1,845)
Tax benefit (expense)	(123)	591
Net of tax amount	$141	$(1,254)

The following table presents the reclassification adjustments out of accumulated other comprehensive income that were included in net income in the Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016.

	Amount Reclassified from Accumulated Other Comprehensive Income For the Three Months Ended
	June 30,
Details about Accumulated Other Comprehensive Income Components	2017	2016	Affected Line Item in the Statements of Income
Realized gains on available-for-sale securities
Realized securities gains reclassified into income	$279	$652	Total non-interest income - net realized gains on sale of available-for-sale securities
Related income tax expense	(95)	(222)	Income tax expense

Total reclassifications for the period, net of tax	$184	$430

	Amount Reclassified from Accumulated Other Comprehensive Income For the Six Months Ended
	June 30,
Details about Accumulated Other Comprehensive Income Components	2017	2016	Affected Line Item in the Statements of Income
Realized gains on available-for-sale securities
Realized securities gains reclassified into income	$408	$770	Total non-interest income - net realized gains on sale of available-for-sale securities
Related income tax expense	(139)	(262)	Income tax expense

Total reclassifications for the period, net of tax	$269	$508

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

The following table presents the fair value measurements of assets measured on a recurring basis and level within the ASC 820 fair value hierarchy.

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2017
Mortgage-backed securities	$76,696	$-	$76,696	$-
Collateralized mortgage obligations	76,259	-	76,259	-
Municipal obligations	87,469	-	87,469	-
Corporate obligations	16,218	-	13,630	2,588
Available-for-sale securities	$256,642	$-	$254,054	$2,588

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2016
Mortgage-backed securities	$92,517	$-	$92,517	$-
Collateralized mortgage obligations	68,047	-	68,047	-
Municipal obligations	77,682	-	77,682	-
Corporate obligations	11,667	-	9,079	2,588
Available-for-sale securities	$249,913	$-	$247,325	$2,588

The following is a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2017 and 2016 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Beginning balance	$2,588	$2,534	$2,588	$2,534
Total realized and unrealized gains (losses)
Included in net income	-	-	-	-
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Ending balance	$2,588	$2,534	$2,588	$2,534
Total gains for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$-	$-	$-	$-

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

June 30, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,588	Discounted cash flow	Discount rate	7.0 - 8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 2.2%
			Projected cures given deferral	0 - 15.0%
			Loss severity	32.5 - 38.7%

December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,588	Discounted cash flow	Discount rate	7.0 - 8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 2.2%
			Projected cures given deferral	0 - 15.0%
			Loss severity	32.5 - 38.7%

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

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated balance sheets as of the dates noted below are as follows:

			Fair Value Measurements Using
June 30, 2017	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$25,168	$25,168	$25,168	$-	$-
Interest-bearing time deposits	2,046	2,046	2,046	-	-
Loans held for sale	8,796	8,905	-	8,905	-
Loans, net	1,171,927	1,160,935	-	-	1,160,935
FHLB stock	11,183	11,183	-	11,183	-
Interest receivable	4,664	4,664	-	4,664	-
Liabilities
Deposits	1,172,985	1,172,919	794,153	-	378,766
FHLB advances	235,991	235,705	-	235,705	-
Other borrowings	4,211	4,363	-	4,363	-
Interest payable	510	510	-	510	-

			Fair Value Measurements Using
December 31, 2016	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$26,860	$26,860	$26,860	$-	$-
Interest-bearing time deposits	993	993	993	-	-
Loans held for sale	4,063	4,094	-	4,094	-
Loans, net	1,157,120	1,139,450	-	-	1,139,450
FHLB stock	10,925	10,925	-	10,925	-
Interest receivable	4,629	4,629	-	4,629	-
Liabilities
Deposits	1,153,382	1,152,030	779,577	-	372,453
FHLB advances	240,591	239,866	-	239,866	-
Other borrowings	4,189	4,189	-	4,189	-
Interest payable	350	350	-	350	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following should be read in conjunction with the Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 16, 2017.

MutualFirst is a Maryland corporation and a bank holding company headquartered in Muncie, Indiana, with banking operations in Allen, Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana. It owns MutualBank, an Indiana commercial bank with 27 full-service branches in Indiana, trust offices in Fishers and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. MutualBank’s wholly owned subsidiary, Summit Service Corp, owns Summit Mortgage, a mortgage banking company located in Ft. Wayne, Indiana. The Company is subject to examination, supervision and regulation by the Federal Reserve Board (FRB), and the Bank is subject to regulation, supervision and examination by the Indiana Department of Financial Institutions (IDFI) and the Federal Deposit Insurance Corporation (FDIC).

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

Our results of operations depend primarily on the level of our net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. The structure of our interest-earning assets versus the structure of interest-bearing liabilities, along with the shape of the yield curve, has a direct impact on our net interest income. Historically, our interest-earning assets have been longer term in nature (i.e., fixed-rate loans) and interest-bearing liabilities have been shorter term (i.e., certificates of deposit, regular savings accounts, etc.). This structure would impact net interest income favorably in a decreasing rate environment, assuming a normally shaped yield curve, as the rates on interest-bearing liabilities would decrease more rapidly than rates on interest-earning assets. Conversely, in an increasing rate environment, assuming a normally shaped yield curve, net interest income would be impacted unfavorably as rates on interest-earning assets would increase at a slower rate than rates on interest-bearing liabilities.

Second quarter Highlights. At June 30, 2017, we had $1.6 billion in assets, $1.2 billion in net loans, $1.2 billion in deposits and $146.3 million in stockholders’ equity. The Company’s total risk-based capital ratio at June 30, 2017 was 13.3%, exceeding the 10.0% requirement for a well-capitalized institution. Tangible common equity, as a percentage of tangible assets, increased to 9.2% as of June 30, 2017 compared to 8.9% and 9.2% at both December 31, 2016 and June 30, 2016, respectively. For the quarter ended June 30, 2017, net income was $3.9 million, or $0.52 diluted earnings per common share, compared with net income of $4.2 million, or $0.55 diluted earnings per common share for the quarter ended June 30, 2016.

Financial highlights as of and for the three and the six months ended June 30, 2017 included:

•	Commercial loan balances increased $10.5 million, or 9.2% on an annualized basis in the second quarter of 2017.
•	Non-real estate consumer loan balances increased $13.1 million, or 30.8% on an annualized basis, in the second quarter of 2017.
•	Tangible common equity to total assets was 9.17% and tangible book value per common share was $19.65 as of June 30, 2017 compared to tangible common equity to total assets of 8.89% and tangible book value per common share of $18.82 as of December 31, 2016.
•	Net interest income for the second quarter of 2017 increased by $374,000 on a linked quarter basis and increased by $1.1 million compared to the second quarter of 2016.
•	Provision for loan losses increased $100,000 in the second quarter of 2017 compared to the linked quarter and increased $150,000 compared to the second quarter of 2016.
•	Net interest margin was 3.29% for the second quarter of 2017 compared to 3.21% in the first quarter of 2017 and 3.16% in the second quarter of 2016. Tax equivalent net interest margin was 3.39% for the second quarter of 2017 compared to 3.32% in the first quarter of 2017 and 3.25% in the second quarter of 2016.
•	Non-interest income in the second quarter of 2017 increased by $546,000 on a linked quarter basis and decreased by $1.2 million when compared to the second quarter of 2016.
•	Non-interest expense decreased in the second quarter of 2017 by $189,000 on a linked quarter basis and decreased by $23,000 when compared to the second quarter of 2016.
•	The efficiency ratio was 66.9% in the second quarter 2017 compared to 66.6% in the second quarter of 2016.

The Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, contains a summary of our management’s strategic plan for 2015-2019. The financial highlights of our strategic progress during the quarter include:

•	Commercial and non-real estate consumer lending was 54.7% of the lending portfolio as of June 30, 2017 compared to 53.1% at December 31, 2016.
•	Core deposits were 67.7% of total deposits as of June 30, 2017 the same as December 31, 2016.
•	Commission income from wealth and investment services decreased $86,000 during the second quarter 2017 compared to the same period in 2016 and increased $11,000 during the first six months of 2017 compared to the same period in 2016.

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

Deferred Tax Asset. The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future. The Company’s most recent evaluation has determined that, except for the amounts represented by the valuation allowance in Note 15 to the Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2016, the Company will more likely than not be able to utilize the remaining deferred tax asset. As of year-end 2016, the Company had generated average annual positive pre-tax pre-provision earnings of $16.4 million, or 1.1% of pre-tax pre-provision ROA over the previous five years. This level of earnings, if maintained in the future, would be sufficient to utilize portions of the operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The analysis as of June 30, 2017, supports no additional valuation reserve is needed.

The valuation allowances established is the result of net operating losses for state franchise tax purposes totaling $23.0 million. See Note 15 to the Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2016.

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

Financial Condition

General. Total assets at June 30, 2017 were $1.6 billion, reflecting a $22.8 million increase since December 31, 2016, primarily as a result of a $14.8 million increase in net loans. Total liabilities as of June 30, 2017 were $1.4 billion, an increase of $16.5 million compared to December 31, 2016, primarily due to a $19.6 million increase in deposits. Total stockholders’ equity increased to $146.3 million, an increase of $6.3 million compared to December 31, 2016 primarily due to an increase in retained earnings of $4.8 million.

Loans. Our gross loan portfolio, excluding loans held for sale, increased $15.5 million at June 30, 2017 to $1.2 billion. The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during the six month period:

	June 30,	December 31,	Amount	Percent
	2017	2016	Change	Change

Real estate
Commercial	$298,801	$302,577	$(3,776)	(1.25)%
Commercial construction and development	29,008	22,453	6,555	29.19
Consumer closed end first mortgage	467,802	478,848	(11,046)	(2.31)
Consumer open end and junior liens	70,572	71,222	(650)	(0.91)
Total real estate loans	866,183	875,100	(8,917)	(1.02)

Consumer loans
Auto	18,675	18,939	(264)	(1.39)
Boat/RV	158,556	141,602	16,954	11.97
Other	5,605	5,892	(287)	(4.87)
Total consumer other	182,836	166,433	16,403	9.86
Commercial and industrial	139,145	131,103	8,042	6.13
Total other loans	321,981	297,536	24,445	8.22

Total Gross Loans	$1,188,164	$1,172,636	$15,528	1.32%

The Company’s strategy to increase commercial and consumer loans remains a primary focus as we continued to see growth in these areas during the first six months of 2017 as commercial and non-real estate consumer loans grew by $27.2 million. We continue to seek to provide sound commercial borrowers opportunities for new loans to meet their growing demands, refinance loans currently served by other financial institutions and build relationships with commercial clients in our footprint. The increase in the commercial and other consumer portfolios was partially offset by an $11.7 million decrease in the consumer real estate portfolios during the period. The Company continues to sell longer term fixed-rate mortgage loans to reduce related interest rate risk.

Delinquencies and Non-performing Assets. As of June 30, 2017, our total loans delinquent 30-to-89 days were $6.6 million or 0.6% of total loans, down from $12.5 million or 1.1% of total loans at the year-end of 2016. This was primarily due to a decrease in delinquency on consumer mortgage and other consumer loans.

At June 30, 2017, our non-performing assets totaled $4.2 million or 0.27% of total assets, compared to $6.6 million or 0.42% of total assets at December 31, 2016. This $2.3 million, or 35.5% decrease was primarily due to a reduction in consumer mortgage loans and foreclosed assets.

The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	June 30,	December 31,	Amount	Percent
	2017	2016	Change	Change

Non-accruing loans	$3,511	$5,144	$(1,633)	(31.75)%
Accruing loans delinquent 90 days	27	237	(210)	(88.61)
Foreclosed assets	709	1,199	(490)	(40.87)
Total	$4,247	$6,580	$(2,333)	(35.46)%

The Company continues to diligently monitor and write down loans that appear to have irreversible weakness. The Company works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral. In addition to the decrease in non-performing assets, the Company has seen improvement during the first six months of 2017 in total classified assets. Total classified assets decreased by 20.6% from $11.4 million at December 31, 2016 to $9.1 million at June 30, 2017 due to improvements in the economy in the local communities we serve and the sales of foreclosed assets.

At June 30, 2017, foreclosed real estate totaled $326,000 compared to $718,000 at December 31, 2016. The Company has seen a decrease in this area as overall real estate owned sales volumes are up and the number of foreclosures is down. At June 30, 2017, all foreclosed real estate owned was in consumer real estate. As of June 30, 2017, the Company also held $383,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Allowance for Loan Losses. Allowance for loan losses was constant at $12.4 million as of June 30, 2017 compared to December 31, 2016. Net charge-offs in the first six months of 2017 were $456,000, or 0.08% of total loans on an annualized basis, compared to $387,000, or 0.07% of total loans on an annualized basis in the first six months of 2016. The allowance for loan losses to non-performing loans as of June 30, 2017 was 351.2% compared to 230.1% as of December 31, 2016. The allowance for loan losses to total loans as of June 30, 2017 was 1.05% compared to 1.06% as of December 31, 2016. Non-performing loans to total loans at June 30, 2017 were 0.30% compared to 0.46% at December 31, 2016. Non-performing assets to total assets were 0.27% at June 30, 2017 compared to 0.42% at December 31, 2016.

Deposits. Deposits increased by $19.6 million in the first six months of 2017. The increase in deposits was a result of an increase in core deposits of $13.5 million and $6.1 million in certificates of deposit. Core deposits are currently 67.7% of the Bank’s total deposits as of June 30, 2017.

	June 30, 2017		December 31, 2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Type of Account:
Non-interest Checking	$187,173	0.00%	$178,046	0.00%
Interest-bearing NOW	300,341	0.42	292,977	0.27
Savings	138,207	0.01	136,314	0.01
Money Market	168,432	0.31	173,305	0.26
Certificates of Deposit	378,832	1.28	372,740	1.19
Total	$1,172,985	0.57%	$1,153,382	0.49%

Borrowings. Total borrowings decreased to $240.2 million at June 30, 2017, down $4.6 million, or 1.9%, since year-end 2016 primarily due to a $4.6 million decrease in FHLB advances. Other borrowings, a subordinated debenture, remained constant at $4.2 million at June 30, 2017.

The Company acquired $5.0 million of issuer trust preferred securities in the 2008 acquisition of MFB Corp., which had a net balance of $4.2 million at June 30, 2017 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance, or September 15, 2035. The securities bear a rate of interest of the prevailing three-month LIBOR rate plus 170 basis points. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

Stockholders’ Equity. Stockholders’ equity was $146.3 million at June 30, 2017, an increase of $6.3 million from December 31, 2016. The increase was primarily due to net income available to common shareholders of $7.1 million, an increase in accumulated other comprehensive income of $1.4 million and an increase of $139,000 due to exercises of stock options. These increases were partially offset by cash dividends on common stock of $2.4 million for the first six months of 2017. The Company’s tangible book value per common share as of June 30, 2017 increased to $19.65 compared to $18.82 as of December 31, 2016 and the tangible common equity ratio increased to 9.17% as of June 30, 2017 compared to 8.89% as of December 31, 2016. The Company’s and the Bank’s risk-based capital ratios were well in excess of “well-capitalized” levels as defined by all regulatory standards as of June 30, 2017.

Comparison of Results of Operations for the Three Months Ended June 30, 2017 and 2016.

General. Net income for the three months ended June 30, 2017 was $3.9 million, or $0.52 diluted earnings per common share compared to net income of $4.2 million, or $0.55 diluted earnings per common share for the three months ended June 30, 2016. Annualized return on average assets was 0.99% and annualized return on average tangible common equity was 10.92% for the second quarter of 2017 compared to 1.10% and 12.01% respectively, for the same period of last year.

Net Interest Margin and Average Balance Sheet. The following table presents the Company’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets for the periods indicated. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	June 30, 2017			June 30, 2016
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
Interest-Earning Assets:
Interest -bearing deposits	$24,059	$37	0.62%	$28,136	$22	0.31%
Investment securities, available for sale (1):
MBS/CMO	159,559	977	2.45	176,550	1,029	2.33
Other	93,956	768	3.27	73,245	581	3.17
Loans receivable	1,182,502	12,753	4.31	1,103,832	11,515	4.17
Stock in FHLB of Indianapolis	11,183	117	4.18	10,492	111	4.23
Total interest-earning assets (1)	1,471,259	14,652	3.98	1,392,255	13,258	3.81
Non-interest earning assets, net of allowance for loan losses and unrealized gain/loss	98,254			113,340
Total assets	$1,569,513			$1,505,595

Interest-Bearing Liabilities:
Demand and NOW accounts	$308,047	298	0.39	$278,588	169	0.24
Savings deposits	139,766	4	0.01	137,029	4	0.01
Money market accounts	166,272	126	0.30	169,114	110	0.26
Certificate accounts	387,138	1,206	1.25	343,554	1,000	1.16
Total deposits	1,001,223	1,634	0.65	928,285	1,283	0.55
Borrowings	220,004	931	1.69	233,592	988	1.69
Total interest-bearing liabilities	1,221,227	2,565	0.84	1,161,877	2,271	0.78
Non-interest bearing deposit accounts	187,791			187,223
Other liabilities	15,664			15,610
Total liabilities	1,424,682			1,364,710
Stockholders' equity	144,831			140,885
Total liabilities and stockholders' equity	$1,569,513			$1,505,595

Net earning assets	$250,032			$230,378
Net interest income		$12,087			$10,987
Net interest rate spread (3)			3.14%			3.03%
Net interest margin (3)			3.29%			3.16%
Net interest margin, tax equivalent (2) (3)			3.39%			3.25%
Average interest-earning assets to average interest-bearing liabilities	120.47%			119.83%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments.

(2) Tax equivalent margin is calculated by taking non-taxable interest and grossing up by 34% applicable tax rate.

(3) Ratios for the three month periods have been annualized.

Interest Income. Total interest income increased $1.4 million, or 10.5%, to $14.7 million during the three months ended June 30, 2017 from $13.3 million during the same period in 2016. The increase was a result of an increase of $79.0 million in average interest-earning assets due to an increase in the average loan portfolio of $78.7 million and an increase of seventeen basis points in the average interest rate on average interest-earning assets for the quarter ended June 30, 2017 compared to the same period in 2016.

Interest Expense. Interest expense increased $294,000, or 12.9%, to $2.6 million during the three months ended June 30, 2017. The primary reason for this increase was an increase of $59.4 million in average interest-bearing liabilities. This was due to an increase in average interest-bearing deposits of $72.9 million partially offset by a decrease in borrowings of $13.6 million. The average rate paid for interest-bearing liabilities increased by six basis points for the three months ended June 30, 2017 compared to the same period in 2016.

Net Interest Income and Net Interest Margin. Net interest income before the provision for loan losses increased $1.1 million for the quarter ended June 30, 2017 compared to the same period in 2016. The increase in net interest income was primarily a result of an increase of $79.0 million in average interest earning assets, due to an increase of $78.7 million in average loans. This increase was also aided by a thirteen basis point increase in net interest margin to 3.29%, while the tax equivalent margin increased fourteen basis points. The increase in the margin was the result of average interest earning assets, primarily loans, repricing upward faster than average interest bearing liabilities due to increases in the federal funds rate. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K for the year ended December 31, 2016.

Provision for Loan Losses. Provision for loan losses in the second quarter of 2017 was $300,000 compared to $150,000 during last year’s comparable period. The increase was due to management’s ongoing evaluation of the adequacy of the allowance for loan losses, which was partially attributable to an increasing loan portfolio and a consistently low level in net charge offs of $256,000, or 0.09% of loans on an annualized basis, in the second quarter of 2017 compared to net charge offs of $216,000, or 0.08% of loans on an annualized basis, in the second quarter of 2016.

Non-Interest Income. Non-interest income for the second quarter of 2017 was $4.7 million, a decrease of $1.2 million compared to the second quarter of 2016.

	Three Months Ended June 30,		Amount	Percent
	2017	2016	Change	Change
Service fee income	$1,714	$1,528	$186	12.17%
Net realized gain on sale of securities	279	652	(373)	(57.21)
Commissions	1,318	1,404	(86)	(6.13)
Net gains on sales of loans	945	1,407	(462)	(32.84)
Net servicing fees	96	78	18	23.08
Increase in cash surrender value of life insurance	288	306	(18)	(5.88)
Loss on sale of other real estate and repossessed assets	(75)	(188)	113	(60.11)
Other income	105	706	(601)	(85.13)
Total	$4,670	$5,893	$(1,223)	(20.75)%

Decreases in non-interest income included a decrease of $601,000 in other income primarily due to a gain on bank owned life insurance of $346,000 due to a death and a $200,000 gain on sale of an interest in a low income housing property in the second quarter of 2016 that was not repeated in 2017. Net gain on sale of loans decreased $462,000 as mortgage originations slowed compared to the second quarter of 2016. Gain on sale of investments decreased $373,000 as the Company took advantage of a decline in longer term interest rates in the second quarter of 2016 to reposition approximately $16.9 million of the investment portfolio which was not fully repeated in 2017. These decreases were partially offset by an increase of $186,000 on deposit service fee income as interchange income has increased due to increased debit card activity.

Non-Interest Expense. Non-interest expenses decreased $23,000, to $11.2 million, for the second quarter of 2017.

	Three Months Ended June 30,		Amount	Percent
	2017	2016	Change	Change
Salaries and employee benefits	$6,534	$6,660	$(126)	(1.89)%
Net occupancy expenses	763	601	162	26.96
Equipment expenses	438	484	(46)	(9.50)
Data processing fees	541	492	49	9.96
ATM and debit card expense	410	356	54	15.17
Deposit insurance	168	225	(57)	(25.33)
Professional fees	408	380	28	7.37
Advertising and promotion	303	269	34	12.64
Software subscriptions and maintenance	567	549	18	3.28
Other real estate and repossessed assets	33	14	19	135.71
Other expenses	1,052	1,210	(158)	(13.06)
Total	$11,217	$11,240	$(23)	(0.20)%

The decrease was primarily due to a decrease of $126,000 in salaries and benefits due to lower health insurance costs, lower mortgage originator commissions, and savings from branch closures compared to the second quarter of 2016. Other expenses also declined by $158,000 primarily due to a decline in intangible amortization and savings from branch closures in the first quarter of 2017. The decreases were offset by an increase of $162,000 in occupancy expense due to a loss of rental income from an office building sold in the fourth quarter of 2016 and an increase of $54,000 in ATM/debit card expense due to EMV card issuances and increased transaction charges.

Income Tax Expense. The effective tax rate for the second quarter of 2017 was 25.6% compared to 24.3% in the same quarter of 2016. The slight increase was due to increased taxable income as a percentage of total income.

Comparison of Results of Operations for the Six Months Ended June 30, 2017 and 2016.

General. Net income available to common shareholders for the six months ended June 30, 2017 was $7.1 million, or $0.95 diluted earnings per common share compared to net income available to common shareholders of $6.5 million, or $0.86 diluted earnings per common share for the six months ended June 30, 2016. Annualized return on average assets was 0.91% and annualized return on average tangible common equity was 10.09% for the first six months of 2017 compared to 0.87% and 9.48% respectively, for the same period of last year.

Net Interest Margin and Average Balance Sheet. The following table presents the Company’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets for the periods indicated. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Six Months Ended
	June 30, 2017			June 30, 2016
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
Interest-Earning Assets:
Interest -bearing deposits	$22,742	$62	0.55%	$26,175	$42	0.32%
Investment securities, available for sale (1):
MBS/CMO	160,364	1,976	2.46	182,119	2,165	2.38
Other	92,767	1,490	3.21	71,223	1,134	3.18
Loans receivable	1,177,526	25,002	4.25	1,094,047	22,735	4.16
Stock in FHLB of Indianapolis	11,150	231	4.14	10,487	216	4.12
Total interest-earning assets (1)	1,464,549	28,761	3.93	1,384,051	26,292	3.80
Non-interest earning assets, net of allowance for loan losses and unrealized gain/loss	97,819			114,650
Total assets	$1,562,368			$1,498,701

Interest-Bearing Liabilities:
Demand and NOW accounts	$298,956	498	0.33	$271,455	318	0.23
Savings deposits	139,600	7	0.01	135,539	7	0.01
Money market accounts	170,660	251	0.29	166,615	218	0.26
Certificate accounts	386,147	2,344	1.21	349,389	2,025	1.16
Total deposits	995,363	3,100	0.62	922,998	2,568	0.56
Borrowings	224,961	1,861	1.65	235,756	1,975	1.68
Total interest-bearing liabilities	1,220,324	4,961	0.81	1,158,754	4,543	0.78
Non-interest bearing deposit accounts	183,511			184,536
Other liabilities	15,577			15,383
Total liabilities	1,419,412			1,358,673
Stockholders' equity	142,956			140,028
Total liabilities and stockholders' equity	$1,562,368			$1,498,701

Net earning assets	$244,225			$225,297
Net interest income		$23,800			$21,749
Net interest rate spread (3)			3.11%			3.02%
Net interest margin (3)			3.25%			3.14%
Net interest margin, tax equivalent (2) (3)			3.36%			3.24%
Average interest-earning assets to average interest-bearing liabilities	120.01%			119.44%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments.

(2) Tax equivalent margin is calculated by taking non-taxable interest and grossing up by 34% applicable tax rate.

(3) Ratios for the six month periods have been annualized.

Interest Income. Total interest income increased $2.5 million, or 9.4%, to $28.8 million during the six months ended June 30, 2017 from $26.3 million during the same period in 2016. The increase was a result of an increase of $80.5 million in average interest-earning assets due to an increase in the average loan portfolio of $83.5 million along with an increase of thirteen basis points in the average interest rate on average interest-earning assets for the six months ended June 30, 2017 compared to the same period in 2016.

Interest Expense. Interest expense increased $418,000, or 9.2%, to $5.0 million during the six months ended June 30, 2017. The primary reason for this increase was an increase of $61.6 million in average interest-bearing liabilities. This was primarily due to an increase in average deposits of $72.4 million. The average rate paid for interest-bearing liabilities increased three basis points for the six months ended June 30, 2017 compared to the same period in 2016.

Net Interest Income and Net Interest Margin. Net interest income before the provision for loan losses increased $2.1 million for the first six months of 2017 compared to the same period in 2016. The increase was a result of an increase of $80.5 million in average interest earning assets due to an increase in the average loan portfolio of $83.5 million. This increase was aided by the net interest margin increasing to 3.25% in the first six months of 2017 compared to 3.14% in the first six months of 2016, while the tax equivalent net interest margin increased to 3.36% in the first six months of 2017 compared to 3.24% in the comparable period in 2016. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K for the year ended December 31, 2016.

Provision for Loan Losses. The provision for loan losses for the first six months of 2017 was $500,000 compared to $350,000 during last year’s comparable period. The increase was primarily due to our loan portfolio growing $77.0 million, or 7.0% over the last year. Net charge-offs for the first six months of 2017 equaled $456,000, or 0.08% of loans on an annualized basis compared to $387,000, or 0.07% in the same period of 2016.

Non-Interest Income. Non-interest income decreased by $1.1 million in the first six months of 2017 compared to same period in 2016.

	Six Months Ended June 30,		Amount	Percent
	2017	2016	Change	Change
Service fee income	$3,114	$2,902	$212	7.31%
Net realized gain on sale of securities	408	770	(362)	(47.01)
Commissions	2,514	2,503	11	0.44
Net gains on sales of loans	1,715	2,347	(632)	(26.93)
Net servicing fees	197	148	49	33.11
Increase in cash surrender value of life insurance	560	590	(30)	(5.08)
Loss on sale of other real estate and repossessed assets	(21)	(217)	196	(90.32)
Other income	307	847	(540)	(63.75)
Total	$8,794	$9,890	$(1,096)	(11.08)%

The reason for the decrease in non-interest income was primarily due to income in the second quarter of 2016 that was not repeated in 2017. This includes a decrease of $362,000 in net gain on sale of securities and a decrease of $540,000 in other income primarily related to one-time income received in the second quarter of 2016 mainly due to an insurance death benefit. A decrease of $632,000 on net gains on sales of loans was due to a reduction in mortgage production in 2017 compared to 2016 primarily as a result of higher mortgage interest rates. These declines were partially offset by an increase of $212,000 in service fee income primarily due to increases in interchange fees.

Non-Interest Expense. Non-interest expenses decreased $33,000, to $22.6 million, for the first six months of 2017.

	Six Months Ended June 30,		Amount	Percent
	2017	2016	Change	Change
Salaries and employee benefits	$13,260	$13,151	$109	0.83%
Net occupancy expenses	1,572	1,247	325	26.06
Equipment expenses	865	971	(106)	(10.92)
Data processing fees	1,095	981	114	11.62
ATM and debit card expense	828	736	92	12.50
Deposit insurance	381	459	(78)	(16.99)
Professional fees	804	850	(46)	(5.41)
Advertising and promotion	614	696	(82)	(11.78)
Software subscriptions and maintenance	1,136	1,029	107	10.40
Other real estate and repossessed assets	80	86	(6)	(6.98)
Other expenses	1,988	2,450	(462)	(18.86)
Total	$22,623	$22,656	$(33)	(0.15)%

Other expenses decreased by $462,000 in the first half of 2017 primarily due to several nonrecurring items in the first half of 2016 that were not repeated in 2017. This decrease was partially offset by an increase of $325,000 in occupancy expense due to a loss of rental income from an office building sold in the fourth quarter of 2016 and an increase of $109,000 in salaries and employee benefits due to normal salary adjustments.

Income Tax Expense. The effective tax rate for the first six months of 2017 was 25.0% compared to 24.5% for the same period in 2016. The increase was related to an increase in taxable income as a percentage of total income in the first six months of 2017 over 2016.

Reconciliation of Non-GAAP Financial Measures

The report on Form 10-Q contains financial information determined by methods other than in accordance with U.S. GAAP. Non-GAAP financial measures are used by management to measure the strength of its capital and its ability to generate earnings on tangible capital invested by its shareholders. Although the Company believes these non-GAAP measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly compared GAAP financial measures are included in the following table.

	At and for Three Months Ended			At and for the Six Months Ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2017	2016	2016	2017	2016
Total Stockholders' Equity (GAAP)	$146,326	$140,038	$141,593	$146,326	$141,593
Less: Intangible Assets	2,033	2,191	2,372	2,033	2,372
Tangible common equity (non-GAAP)	$144,293	$137,847	$139,221	$144,293	$139,221

Total assets (GAAP)	$1,575,949	$1,553,133	$1,510,445	$1,575,949	$1,510,445
Less: Intangible Assets	2,033	2,191	2,372	2,033	2,372
Tangible assets (non-GAAP)	$1,573,916	$1,550,942	$1,508,073	$1,573,916	$1,508,073

Tangible common equity to tangible assets (non-GAAP)	9.17%	8.89%	9.23%	9.17%	9.23%

Book value per common share (GAAP)	$19.92	$19.12	$19.33	$19.92	$19.33
Less: Effect of Intangible Assets	0.27	0.30	0.32	0.27	0.32
Tangible book value per common share (non-GAAP)	$19.65	$18.82	$19.01	$19.65	$19.01

Return on average stockholders' equity (GAAP)	10.77%	9.17%	11.80%	9.94%	9.32%
Add: Effect of Intangible Assets	0.15	0.14	0.21	0.15	0.16
Return on average tangible common equity (non-GAAP)	10.92%	9.31%	12.01%	10.09%	9.48%

Total tax free interest income (GAAP)
Loans receivable	$106	$110	$113	$213	$225
Investment securities	661	614	522	1,308	1,017
Total tax free interest income	$767	$724	$635	$1,521	$1,242
Total tax free interest income, gross (at 34% tax rate)	$1,162	$1,097	$962	$2,305	$1,882

Net interest margin (GAAP)	3.29%	3.21%	3.16%	3.25%	3.14%
Add: Tax effect tax free interest income at 34% tax rate	0.10	0.09	0.09	0.11	0.10
Net interest margin, tax equivalent	3.39%	3.30%	3.25%	3.36%	3.24%

Ratio Summary:
Return on average equity (ROE)	10.77%	9.17%	11.80%	9.94%	9.32%
Return on average tangible common equity	10.92%	9.31%	12.01%	10.09%	9.48%
Return on average assets (ROA)	0.99%	0.83%	1.10%	0.91%	0.87%
Tangible common equity to tangible assets	9.17%	8.89%	9.23%	9.17%	9.23%
Net interest margin, tax equivalent	3.39%	3.30%	3.25%	3.36%	3.24%

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

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. It is overseen by the Asset and Liability Management Committee. The Board of Directors required the Bank to maintain a minimum liquidity ratio of 10% of deposits. At June 30, 2017, our ratio was 20.6%. The Company is currently in excess of the minimum liquidity ratio set by the Board due to a larger investment portfolio. Management continues to seek to utilize liquidity off of the investment portfolio to fund loan growth over the next few years as demand for loans increases. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We hold cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). At June 30, 2017, on a consolidated basis, the Company had $281.8 million in cash and investment securities available for sale and $8.8 million in loans held for sale generally available for its cash needs. We can also generate funds from borrowings, primarily FHLB advances, portfolio loans, and, to a lesser degree, third party loans. At June 30, 2017, the Bank had the ability to borrow an additional $36.2 million in FHLB advances. In addition, we have historically sold 15- and 30-year, fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity. The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, the payment of which is subject to regulatory limits. At June 30, 2017, the Company, on an unconsolidated basis, had $1.1 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2017, the approved outstanding loan commitments, including unused lines of credit, amounted to $243.6 million. Certificates of deposit scheduled to mature in one year or less as of June 30, 2017, totaled $141.2 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. For the quarter ended June 30, 2017, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At June 30, 2017, the Bank had $129.2 million in commitments to make loans, $9.8 million in undisbursed portions of closed loans, $101.7 million in unused lines of credit and $2.9 million in standby letters of credit. In addition, on a consolidated basis, at June 30, 2017, the Company had $240.2 million in outstanding borrowings, of which $80.4 million is due in the next twelve months.

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015, and will phase in over a four-year period (beginning at 40% on January 1, 2015, and an additional 20% per year thereafter). Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will continue to phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019). As of June 30, 2017, the Bank and Company exceeded the minimum buffer requirement.

The Company’s and Bank’s actual capital amounts and ratios as of June 30, 2017, are presented in the table below.

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level(1):
MutualFirst Consolidated	$144,216	9.2%	$62,533	4.0%	N/A	N/A
MutualBank	140,938	9.0	62,534	4.0	$78,167	5.0%
Common Equity Tier 1 Capital Level (2) :
MutualFirst Consolidated	$140,869	12.0%	$52,889	4.5%	N/A	N/A
MutualBank	140,938	12.0	52,858	4.5	$76,351	6.5%
Tier 1 Risk-Based Capital Level (3) :
MutualFirst Consolidated	$144,216	12.3%	$70,518	6.0%	N/A	N/A
MutualBank	140,938	12.0	70,478	6.0	$93,970	8.0%
Total Risk-Based Capital Level (4) :
MutualFirst Consolidated	$156,642	13.3%	$94,024	8.0%	N/A	N/A
MutualBank	153,364	13.1	93,970	8.0	$117,463	10.0%

(1)	Tier 1 Capital to Assets for Leverage Ratio of $1.6 billion for the Bank and Company at June 30, 2017.
(2)	Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.2 billion for the Bank and Company at June 30, 2017.
(3)	Tier 1 Capital to Risk-Weighted Assets.
(4)	Total Capital to Risk-Weighted Assets.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin and improve earnings. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term, fixed-rate loans in our portfolio, during the first six months of 2017 we sold in the secondary market $50.0 million of primarily fixed rate, one- to four-family mortgage loans with a term to maturity of 15 years or greater.

If past rate movements are an indication of future changes, they usually are neither instantaneous nor do a majority of core deposits reprice at the same level as rates change. The following chart reflects the Bank’s percentage change in net interest income, over a one year time period, and net portfolio value (NPV) assuming an instantaneous parallel rate shock in a range from down 100 basis points to up 400 basis points as of June 30, 2017.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(11.5)%	(22.4)%
Up 300 basis points	(8.1)%	(16.3)%
Up 200 basis points	(5.1)%	(10.3)%
Up 100 basis points	(2.3)%	(4.9)%
Down 100 basis points	(4.3)%	(9.8)%

The following chart indicates the Company’s percentage change in net interest income and NPV assuming rate movements that are not instantaneous, but change gradually over one year.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(3.8)%	(19.5)%
Up 300 basis points	(3.7)%	(14.9)%
Up 200 basis points	(3.1)%	(9.7)%
Up 100 basis points	(2.0)%	(4.7)%
Down 100 basis points	(4.3)%	(9.8)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and (as defined in sec Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures as of June 30, 2017, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Articles of Incorporation	b
3.1a	Articles Supplementary to Charter	p
3.2	Articles Supplementary for the Series A Preferred Stock	c
3.3	Articles Supplementary for the SBLF Preferred Stock	a
3.4	Amended Bylaws	k
3.4a	Amended and Restated Bylaws	q
3.5	Articles Supplementary to the Company’s Charter re: term of appointed directors	l
4.1	Form of Common Stock Certificate	b
4.2	Form of Certificate for the Series A Preferred Stock	c
4.3	Form of Certificate for the SBLF Preferred Stock	a
9	Voting Trust Agreement	None
10.1	Employment Agreement with David W. Heeter	e
10.2	Employment Agreement with Patrick C. Botts	e
10.3	Form of Supplemental Retirement Plan Income Agreements for Patrick C. Botts and David W. Heeter	f
10.4	Named Executive Officer Salaries and Bonus Arrangements for 2013	n
10.5	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker	g
10.6	Form of Agreements for Executive Deferred Compensation Plan for Patrick C. Botts and David W. Heeter	f
10.7	Registrant’s 2001 Stock Option and Incentive Plan	h
10.8	Registrant’s 2001 Recognition and Retention Plan	h
10.9	Director Fee Arrangements for 2015	10.9
10.10	Director Deferred Compensation Plan	i
10.11	MutualFirst Financial, Inc. 2008 Stock Option and Incentive Plan	d
10.12	MFB Corp. 2002 Stock Option Plan	d
10.13	MFB Corp. 1997 Stock Option Plan	d
10.14	Employment Agreement with Charles J. Viater	e
10.15	Salary Continuation Agreement with Charles J. Viater	d
10.16	Loan Agreement with First Tennessee Bank National Association dated December 21, 2009.	m
10.17	Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.18	Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan	j
10.19	Small Business Lending Fund - Securities Purchase Agreement, dated August 25, 2011, between MutualFirst Financial, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock	a
10.20	Repurchase Agreement dated August 25, 2012, between MutualFirst Financial, Inc. and the United States Department of the Treasury, with respect to the repurchase and redemption of the TARP Preferred Stock	a
10.21	Employment Agreement with Christopher D. Cook.	e
10.22	Agreement with Richard J. Lashley and PL Capital Group	q
11	Statement re computation of per share earnings	None
12	Statements re computation of ratios	None
14	Code of Ethics	o
16	Letter re change in certifying accountant	None
18	Letter re change in accounting principles	None

21	Subsidiaries of the registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of experts and counsel	23
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32
101	Financial Statements from the Company’s Form 10-Q for the three and six months ended June 30, 2017 and 2016 and year ended December 31, 2016, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) Consolidated Condensed Statements of Income for the Three and Six Months Ended June 30, 2017 and 2016; (iii) Consolidated Condensed Statement of Stockholders’ Equity for the Period Ended June 30, 2017; (iv) Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements for the Three and Six Months Ended June 30, 2017 and 2016, as follows:

101.INS	XBRL Instance Document	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101.DEF
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE

a	Filed as an exhibit to the Company’s Form 8-K filed on August 26, 2011 and incorporated herein by reference.

b	Filed as an exhibit to the Company’s Form S-1 registration statement filed on September 16, 1999 and incorporated herein by reference.

c	Filed as an exhibit to the Company’s Form 8-K filed on December 23, 2008 and incorporated herein by reference.

d	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference.

e	Filed as an exhibit to the Company’s Form 10-Q filed on November 9, 2016 and incorporated herein by reference.

f	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2001 and incorporated herein by reference.

g	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2002 and incorporated herein by reference.

h	Filed as an Appendix to the Company’s Form S-4/A Registration Statement filed on October 19, 2001 and incorporated herein by reference.

i	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2007 and incorporated herein by reference.

j	Filed as an exhibit to the Company’s Form 10-K filed on March 23, 2010 and incorporated herein by reference.

k	Filed as an exhibit to the Company’s Form 8-K filed on October 15, 2007 and incorporated herein by reference.

l	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.

m	Filed as an exhibit to the Company’s Form 8-K filed on December 24, 2009 and incorporated herein by reference.

n	Filed as an exhibit to the Company’s Form 8-K filed on February 15, 2012 and incorporated herein by reference.

o	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.

p	Filed as an exhibit to the Company’s Form 8-K filed on July 15, 2008 and incorporated herein by reference.

q	Filed as an exhibit to the Company’s Form 8-K filed on February 27, 2015 and incorporated herein by reference.

(b) Exhibits - See list in (a)(3) and the Exhibit Index following the signature page.

(c) Financial Statements Schedules - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2017	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: August 9, 2017	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

101	Financial Statements from the Company’s Form 10-Q for the three and six months ended June 30, 2017 and 2016 and year ended December 31, 2016, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) Consolidated Condensed Statements of Income for the Three and Six Months Ended June 30, 2017 and 2016; (iii) Consolidated Condensed Statement of Stockholders’ Equity for the Period Ended June 30, 2017; (iv) Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements for the Three and Six Months Ended June 30, 2017 and 2016, as follows:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

