Form 10-Q
period 2017-09-30
MUTUALFIRST FINANCIAL INC
filed 2017-11-08
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of November 7, 2017, there were 7,389,394 shares of the registrant’s common stock outstanding.

MutualFirst Financial, Inc.

Form 10-Q Quarterly Report for the Period Ended September 30, 2017

MutualFirst Financial, Inc.

Consolidated Condensed Balance Sheets
(In Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Cash and due from banks	$8,118	$8,503
Interest-bearing demand deposits	17,633	18,357
Cash and cash equivalents	25,751	26,860
Interest-bearing time deposits	1,937	993
Investment securities available for sale (carried at fair value)	260,072	249,913
Loans held for sale	4,786	4,063
Loans, net of allowance for loan losses of $12,378 and $12,382, at September 30, 2017 and December 31, 2016, respectively	1,177,767	1,157,120
Premises and equipment, net	21,281	21,200
Federal Home Loan Bank stock	11,183	10,925
Deferred tax asset, net	10,487	12,037
Cash value of life insurance	52,430	51,594
Goodwill	1,800	1,800
Other real estate owned and repossessed assets	438	1,199
Other assets	13,882	15,429
Total assets	$1,581,814	$1,553,133

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$191,599	$178,046
Interest-bearing	1,007,363	975,336
Total deposits	1,198,962	1,153,382
Federal Home Loan Bank advances	212,563	240,591
Other borrowings	4,221	4,189
Other liabilities	15,843	14,933
Total liabilities	1,431,589	1,413,095

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 7,389,394 and 7,324,233 shares at September 30, 2017 and December 31, 2016, respectively	74	73
Additional paid-in capital	75,319	74,164
Retained earnings	74,378	67,055
Accumulated other comprehensive income (loss)	454	(1,254)
Total stockholders' equity	150,225	140,038
Total liabilities and stockholders' equity	$1,581,814	$1,553,133

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Income
(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest and Dividend Income
Loans receivable	$13,109	$11,866	$38,112	$34,601
Investment securities	1,771	1,572	5,237	4,871
Federal Home Loan Bank stock	118	111	349	327
Deposits with financial institutions	28	18	89	60
Total interest and dividend income	15,026	13,567	43,787	39,859

Interest Expense
Deposits	1,804	1,332	4,903	3,900
Federal Home Loan Bank advances	909	901	2,679	2,693
Other	49	97	141	280
Total interest expense	2,762	2,330	7,723	6,873

Net Interest Income	12,264	11,237	36,064	32,986
Provision for loan losses	370	250	870	600
Net Interest Income After Provision for Loan Losses	11,894	10,987	35,194	32,386

Non-interest Income
Service fee income	1,651	1,515	4,765	4,417
Net realized gain on sales of available for sale securities	45	92	453	862
Commissions	1,260	1,259	3,774	3,762
Net gains on sales of loans	1,010	1,548	2,725	3,895
Net servicing fees	109	91	306	239
Increase in cash value of life insurance	275	284	835	874
Gain (loss) on sale of other real estate and repossessed assets	(14)	72	(35)	(145)
Other income	98	205	405	1,052
Total non-interest income	4,434	5,066	13,228	14,956

Non-interest Expenses
Salaries and employee benefits	6,871	6,941	20,131	20,092
Net occupancy expenses	788	592	2,360	1,839
Equipment expenses	442	448	1,307	1,419
Data processing fees	604	486	1,699	1,467
ATM and debit card expenses	457	391	1,284	1,127
Deposit insurance	181	165	562	624
Professional fees	372	419	1,175	1,269
Advertising and promotion	290	350	905	1,046
Software subscriptions and maintenance	525	540	1,661	1,569
Other real estate and repossessed assets	39	(39)	120	47
Other expenses	876	1,070	2,864	3,520
Total non-interest expenses	11,445	11,363	34,068	34,019

Income Before Income Tax	4,883	4,690	14,354	13,323
Income tax expense	1,132	1,208	3,499	3,319
Net Income	$3,751	$3,482	$10,855	$10,004

Earnings Per Common Share
Basic	$0.51	$0.48	$1.48	$1.35
Diluted	$0.50	$0.47	$1.45	$1.32
Dividends Per Common Share	$0.16	$0.14	$0.48	$0.42

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Income	$3,751	$3,482	$10,855	$10,004
Other Comprehensive Income
Net unrealized holding gain (loss) on securities available for sale	520	(1,260)	3,037	4,606
Reclassification adjustment for realized gains included in net income	(45)	(92)	(453)	(862)
Net unrealized gain (loss) on derivative used for cash flow hedges	-	19	-	(9)
	475	(1,333)	2,584	3,735
Income tax benefit (expense) related to other comprehensive income	(162)	481	(876)	(1,248)
Other comprehensive income (loss), net of tax	313	(852)	1,708	2,487
Comprehensive Income	$4,064	$2,630	$12,563	$12,491

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity
For the Period Ended September 30, 2017

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances December 31, 2016	$73	$74,164	$67,055	$(1,254)	$140,038
Net income			10,855		10,855
Other comprehensive income, net of taxes				1,708	1,708
Stock options, exercised	1	1,155			1,156
Cash dividends, common stock ($.48 per share)			(3,532)		(3,532)
Balances September 30, 2017	$74	$75,319	$74,378	$454	$150,225

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income	$10,855	$10,004
Items not requiring cash
Provision for loan losses	870	600
Depreciation and amortization	3,500	3,833
Deferred income tax	674	113
Increase in cash value of life insurance	(835)	(874)
Loans originated for sale	(85,986)	(113,087)
Proceeds from sales of loans held for sale	87,711	114,314
Net gain on sale of loans	(2,725)	(3,895)
Net gain on sale of securities, available for sale	(453)	(862)
Gain on bank owned life insurance	-	(346)
Loss on sale of other real estate and repossessed assets	35	145
Change in
Interest receivable and other assets	1,171	610
Interest payable and other liabilities	(152)	633
Other adjustments	27	107
Net cash provided by operating activities	14,692	11,295

Investing Activities
Net change in interest-bearing time deposits	(944)	(980)
Purchases of securities, available for sale	(49,406)	(57,170)
Proceeds from maturities and paydowns of securities, available for sale	20,243	27,707
Proceeds from sales of securities, available for sale	22,326	38,167
Purchase of Federal Home Loan Bank stock	(258)	(269)
Net change in loans	(23,236)	(56,934)
Purchases of premises and equipment	(1,177)	(1,914)
Proceeds from real estate owned sales	964	2,350
Proceeds from sale of real estate held for investment	511	-
Proceeds from bank owned life insurance	-	1,121
Proceeds from sale of premises and equipment	-	56
Net cash used in investing activities	(30,977)	(47,866)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	34,142	46,122
Certificates of deposit	11,438	(11,744)
Proceeds from FHLB advances	293,500	240,200
Repayments of FHLB advances	(321,528)	(226,726)
Net repayments other borrowings	-	(569)
Cash dividends	(3,532)	(3,106)
Stock options exercised	1,156	976
Stock repurchased	-	(4,354)
Net cash provided by financing activities	15,176	40,799
Net Change in Cash and Cash Equivalents	(1,109)	4,228
Cash and Cash Equivalents, Beginning of Period	26,860	20,915
Cash and Cash Equivalents, End of Period	$25,751	$25,143

Additional Cash Flows Information
Interest paid	$7,583	$6,781
Income tax paid	2,500	1,400
Transfers from loans to foreclosed assets	226	915
Mortgage servicing rights capitalized	277	348
Purchase of securities, due to broker	984	751

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

The interim consolidated condensed financial statements at and for the three and nine months ended September 30, 2017 and 2016, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2016 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2: Earnings Per Share

Earnings per share were computed as follows:

	Three Months Ended September 30,
	2017			2016
	Net Income	Weighted- Average Shares	Per-Share Amount	Net Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$3,751	7,373,408	$0.51	$3,482	7,324,233	$0.48
Effect of Dilutive Securities
Stock options		139,670			146,344
Diluted Earnings Per Share
Net income available and assumed conversions	$3,751	7,513,078	$0.50	$3,482	7,470,577	$0.47

	Nine Months Ended September 30,
	2017			2016
	Net Income	Weighted- Average Shares	Per-Share Amount	Net Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$10,855	7,350,182	$1.48	$10,004	7,414,328	$1.35
Effect of Dilutive Securities
Stock options		143,649			146,255
Diluted Earnings Per Share
Net income available and assumed conversions	$10,855	7,493,831	$1.45	$10,004	7,560,583	$1.32

As of September 30, 2017 and 2016, the exercise price for all options was lower than the average market price of the common shares.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update require: (1) all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee); (2) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (3) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The new guidance is effective for the Company for annual and interim periods beginning in the first quarter of 2018. Current evaluation would indicate that the primary area impacted by the amendments of this ASU will be our investment in Federal Home Loan Bank stock, which is an equity security and does not have a readily determinable fair value. See Note 1 - Significant Accounting Policies, “Federal Home Loan Bank Stock” in Item 8 of the Form 10-K for the year ended December 31,2016 for information regarding the Company’s investment. The adoption of ASU 2016-01 is not anticipated to have a material effect on the Company’s consolidated financial statements.

Note 4: Investment Securities

The amortized costs and approximate fair values, together with gross unrealized gains and losses on securities, are in the tables below. All mortgage-backed securities and collateralized mortgage obligations held as of September 30, 2017 and December 31, 2016 were guaranteed by government sponsored entities, government corporations or federal agencies.

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$77,929	$534	$(690)	$77,773
Collateralized mortgage obligations	75,828	187	(656)	75,359
Municipal obligations	88,170	2,890	(397)	90,663
Corporate obligations	17,436	131	(1,290)	16,277
Total investment securities	$259,363	$3,742	$(3,033)	$260,072

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$92,871	$802	$(1,156)	$92,517
Collateralized mortgage obligations	68,621	269	(843)	68,047
Municipal obligations	77,474	1,716	(1,508)	77,682
Corporate obligations	12,822	78	(1,233)	11,667
Total investment securities	$251,788	$2,865	$(4,740)	$249,913

The amortized cost and fair value of securities available for sale at September 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
Description Securities	Amortized Cost	Fair Value
Security obligations due
Within one year	$160	$160
One to five years	5,002	5,028
Five to ten years	26,860	27,848
After ten years	73,584	73,904
	105,606	106,940
Mortgage-backed securities	77,929	77,773
Collateralized mortgage obligations	75,828	75,359
Totals	$259,363	$260,072

Proceeds from sales of securities available for sale for the three and nine months ended September 30, 2017 were $4.0 million and $22.3 million, respectively. For the three and nine months ended September 30, 2016, proceeds from sales of securities available for sale were $8.3 million and $38.2 million, respectively. Gross gains were recognized on the sales for the three and nine months ended September 30, 2017 of $45,000 and $453,000, respectively. Gross gains of $92,000 and $911,000 were recognized, for the three and nine months ended September 30, 2016. There were no gross losses recognized on the sales of securities for the three and nine months ended September 30, 2017. On the sales of securities recognized for the three months ended September 30, 2016, there were no gross losses. Gross losses of $49,000 were recognized on the sale of securities for the nine months ended September 30, 2016.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2017 and December 31, 2016 was $114.0 million and $143.8 million, respectively, which were approximately 43.8% and 57.6%, respectively, of the Company’s investment portfolio at those dates. While the federal funds rate has increased fifty basis points in 2017, the longer end of the yield curve has remained relatively flat allowing for minimal change in the fair value of securities.

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

During the first nine months of 2017 and 2016, the Bank determined that its security holdings had no other-than-temporary impairment.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities	$44,418	$(654)	$870	$(36)	$45,288	$(690)
Collateralized mortgage obligations	36,324	(444)	9,249	(212)	45,573	(656)
Municipal obligations	14,321	(196)	6,205	(201)	20,526	(397)
Corporate obligations	-	-	2,588	(1,290)	2,588	(1,290)
Total temporarily impaired securities	$95,063	$(1,294)	$18,912	$(1,739)	$113,975	$(3,033)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale
Mortgage-backed securities	$58,056	$(1,156)	$-	$-	$58,056	$(1,156)
Collateralized mortgage obligations	41,769	(683)	4,688	(160)	$46,457	$(843)
Municipal obligations	31,907	(1,507)	337	(1)	32,244	(1,508)
Corporate obligations	-	-	7,076	(1,233)	7,076	(1,233)
Total temporarily impaired securities	$131,732	$(3,346)	$12,101	$(1,394)	$143,833	$(4,740)

Mortgage-Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in MBSs and CMOs were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because (1) the decline in market value is attributable to changes in interest rates and not credit quality, (2) the Company does not intend to sell the investments and (3) it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider any of these investments to be other-than-temporarily impaired at September 30, 2017.

Municipal Obligations

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments. The Company does not consider any of these investment securities to be other-than-temporarily impaired at September 30, 2017.

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

Pooled Trust Preferred Securities. The Company has invested in pooled trust preferred securities. At September 30, 2017, the current book balance of our pooled trust preferred securities was $3.9 million. The original par value of these securities was $4.0 million. All pooled trust preferred securities owned were performing as agreed in the first nine months of 2017. All pooled trust preferred securities owned by the Company are exempt from the Volcker Rule.

The following table provides additional information related to the Company’s investment in pooled trust preferred securities as of September 30, 2017:

Deal Name	Class	Original Par	Book Value	Fair Value	Unrealized loss	Realized Losses YTD	Lowest Current Rating	Number of Banks / Insurance Cos. Currently Performing	Total Number of Banks and Insurance Cos. In Issuance (Unique)	Actual Deferrals/ Defaults (as a % of original collateral)	Total Projected Defaults (as a % of performing collateral) (1)	Excess subordination (after taking into account best estimate of future deferrals/ defaults) (2)
	(Dollars in Thousands)
Alesco Preferred Funding IX	Aa3	$1,000	$921	$563	$(358)	$-	CCC-	44	49	4.20%	9.55%	54.52%
U.S. Capital Funding I	B3	3,000	2,957	2,025	(932)	-	Caa1	29	33	7.95%	6.19%	12.69%
		$4,000	$3,878	$2,588	$(1,290)	$-

(1)	A 10% recovery is applied to all projected defaults by depository institutions. A 15% recovery is applied to all projected defaults by insurance companies. No recovery is applied to current defaults.
(2)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

Note 5: Loans and Allowance

Classes of loans at September 30, 2017 and December 31, 2016 include:

	September 30,	December 31,
	2017	2016
Real estate
Commercial	$306,566	$302,577
Commercial construction and development	22,888	22,453
Consumer closed end first mortgage	466,759	478,848
Consumer open end and junior liens	70,395	71,222
Total real estate loans	866,608	875,100
Other loans
Consumer loans
Auto	19,360	18,939
Boat/RVs	167,484	141,602
Other	5,970	5,892
Commercial and industrial	137,407	131,103
Total other loans	330,221	297,536
Total loans	1,196,829	1,172,636
Undisbursed loans in process	(13,079)	(8,691)
Unamortized deferred loan costs, net	6,395	5,557
Allowance for loan losses	(12,378)	(12,382)
Net loans	$1,177,767	$1,157,120

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

Nonaccrual Loans and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when the loan is greater than 90 days past due, the borrower, in management’s opinion, may be unable to meet payment obligations as they become due or when required by regulatory provisions.

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

Nonaccrual loans, segregated by class of loans, as of September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
	2017	2016
Real estate
Commercial	$929	$912
Commercial construction and development	-	-
Consumer closed end first mortgage	2,132	3,626
Consumer open end and junior liens	245	335
Consumer loans
Auto	13	5
Boat/RVs	288	224
Other	2	24
Commercial and industrial	76	18
Total nonaccrual loans	$3,685	$5,144

An age analysis of the Company’s past due loans, segregated by class of loans, as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due and Accruing
Real estate
Commercial	$559	$65	$815	$1,439	$305,127	$306,566	$-
Commercial construction and development	-	-	-	-	22,888	22,888	-
Consumer closed end first mortgage	4,489	1,198	2,608	8,295	458,464	466,759	577
Consumer open end and junior liens	372	90	221	683	69,712	70,395	-
Consumer loans
Auto	158	41	5	204	19,156	19,360	-
Boat/RVs	1,437	251	253	1,941	165,543	167,484	-
Other	52	23	2	77	5,893	5,970
Commercial and industrial	503	90	76	669	136,738	137,407	-
Total	$7,570	$1,758	$3,980	$13,308	$1,183,521	$1,196,829	$577

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due and Accruing
Real estate
Commercial	$854	$142	$785	$1,781	$300,796	$302,577	$-
Commercial construction and development	-	-	-	-	22,453	22,453	-
Consumer closed end first mortgage	6,789	1,554	3,675	12,018	466,830	478,848	237
Consumer open end and junior liens	512	166	304	982	70,240	71,222	-
Consumer loans
Auto	103	25	5	133	18,806	18,939	-
Boat/RVs	1,376	305	213	1,894	139,708	141,602	-
Other	89	26	13	128	5,764	5,892	-
Commercial and industrial	497	32	8	537	130,566	131,103	-
Total	$10,220	$2,250	$5,003	$17,473	$1,155,163	$1,172,636	$237

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

The following tables present impaired loans as of and for the three and nine month periods ended September 30, 2017 and 2016 and as of and for the year ended December 31, 2016.

	September 30, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans - QTD	Average Investment in Impaired Loans - YTD	Interest Income Recognized - QTD	Interest Income Recognized - YTD
Loans without a specific valuation allowance
Real estate
Commercial	$661	$661	$-	$735	$737	$-	$-
Commercial construction and development	734	734	-	748	777	9	25
Consumer closed end first mortgage	1,212	1,212	-	996	1,428	-	-
Commercial and industrial	272	342	-	222	203	1	4

Loans with a specific valuation allowance
Real estate
Commercial	214	214	100	214	214	-	-

Total
Real estate
Commercial	$875	$875	$100	$949	$951	$-	$-
Commercial construction and development	$734	$734	$-	$748	$777	$9	$25
Consumer closed end first mortgage	$1,212	$1,212	$-	$996	$1,428	$-	$-
Commercial and industrial	$272	$342	$-	$222	$203	$1	$4

Total	$3,093	$3,163	$100	$2,915	$3,359	$10	$29

	September 30, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans - QTD	Average Investment in Impaired Loans - YTD	Interest Income Recognized - QTD	Interest Income Recognized - YTD
Loans without a specific valuation allowance
Real estate
Commercial	$1,143	$1,143	$-	$2,018	$2,596	$19	$67
Commercial construction and development	827	827	-	841	887	9	30
Consumer closed end first mortgage	1,396	1,396	-	1,262	1,194	-	-
Consumer open end and junior liens	-	-	-	-	241	-	-
Commercial and industrial	194	194	-	197	204	-	-

Loans with a specific valuation allowance
Real estate
Commercial	284	284	123	359	491	-	1

Total
Real estate
Commercial	$1,427	$1,427	$123	$2,377	$3,087	$19	$68
Commercial construction and development	$827	$827	$-	$841	$887	$9	$30
Consumer closed end first mortgage	$1,396	$1,396	$-	$1,262	$1,194	$-	$-
Consumer open end and junior liens	$-	$-	$-	$-	$241	$-	$-
Commercial and industrial	$194	$194	$-	$197	$204	$-	$-

Total	$3,844	$3,844	$123	$4,677	$5,613	$28	$98

	December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$665	$665	$-	$2,207	$68
Commercial construction and development	822	822	-	874	40
Consumer closed end first mortgage	1,869	1,869	-	1,328	-
Consumer open end and junior liens	-	-	-	193	-
Commercial and industrial	187	187	-	204	1

Loans with a specific valuation allowance
Real estate
Commercial	214	214	100	416	-

Total
Real estate
Commercial	$879	$879	$100	$2,623	$68
Commercial construction and development	$822	$822	$-	$874	$40
Consumer closed end first mortgage	$1,869	$1,869	$-	$1,328	$-
Consumer open end and junior liens	$-	$-	$-	$193	$-
Commercial and industrial	$187	$187	$-	$204	$1

Total	$3,757	$3,757	$100	$5,222	$109

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2017.

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

As of September 30, 2017, special mention commercial loans increased as management determined that a few credits had potential weaknesses deserving management’s close attention. All of these credits were performing as agreed as of September 30, 2017.

	September 30, 2017
	Commercial				Consumer
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Total
Real estate
Commercial	$296,922	$6,692	$2,931	$21				$306,566
Commercial construction and development	21,750	404	734	-				22,888
Consumer closed end first mortgage					$461,949	$-	$4,810	466,759
Consumer open end and junior liens					70,107	-	288	70,395

Other loans
Consumer loans
Auto					19,345	-	15	19,360
Boat/RVs					167,181	-	303	167,484
Other					5,924	-	46	5,970
Commercial and industrial	125,763	11,449	195	-				137,407
	$444,435	$18,545	$3,860	$21	$724,506	$-	$5,462	$1,196,829

	December 31, 2016
	Commercial				Consumer
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Total
Real estate
Commercial	$295,548	$3,705	$3,297	$27				$302,577
Commercial construction and development	21,782	254	417	-				22,453
Consumer closed end first mortgage					$473,329	$-	$5,519	478,848
Consumer open end and junior liens					70,769	-	453	71,222

Other loans
Consumer loans
Auto					18,931	-	8	18,939
Boat/RVs					141,294	-	308	141,602
Other					5,859	-	33	5,892
Commercial and industrial	128,436	2,513	154	-				131,103
	$445,766	$6,472	$3,868	$27	$710,182	$-	$6,321	$1,172,636

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine month periods ended September 30, 2017 and 2016, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other segments.

	Three Months Ended September 30, 2017
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$7,535	$2,223	$2,668	$12,426
Provision charged (credited) to expense	13	(51)	408	370
Losses charged off	(76)	(128)	(267)	(471)
Recoveries	5	2	46	53
Balance, end of period	$7,477	$2,046	$2,855	$12,378

	Nine Months Ended September 30, 2017
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$7,358	$2,303	$2,721	$12,382
Provision charged (credited) to expense	189	(10)	691	870
Losses charged off	(88)	(257)	(677)	(1,022)
Recoveries	18	10	120	148
Balance, end of period	$7,477	$2,046	$2,855	$12,378

	Three Months Ended September 30, 2016
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$7,132	$2,589	$2,883	$12,604
Provision charged (credited) to expense	97	(47)	200	250
Losses charged off	(55)	(125)	(225)	(405)
Recoveries	75	4	59	138
Balance, end of period	$7,249	$2,421	$2,917	$12,587

	Nine Months Ended September 30, 2016
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$7,090	$2,683	$2,868	$12,641
Provision charged to expense	168	38	394	600
Losses charged off	(88)	(309)	(563)	(960)
Recoveries	79	9	218	306
Balance, end of period	$7,249	$2,421	$2,917	$12,587

The following tables provide a breakdown of the allowance for loan losses and loan portfolio balances by segment as of September 30, 2017 and 2016, and December 31, 2016.

	September 30, 2017
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	7,377	2,046	2,855	12,278
Total allowance for loan losses	$7,477	$2,046	$2,855	$12,378
Loan balances
Individually evaluated for impairment	$1,881	$1,212	$-	$3,093
Collectively evaluated for impairment	464,980	465,547	263,209	1,193,736
Gross loans	$466,861	$466,759	$263,209	$1,196,829

	September 30, 2016
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$123	$-	$-	$123
Collectively evaluated for impairment	7,126	2,421	2,917	12,464
Total allowance for loan losses	$7,249	$2,421	$2,917	$12,587
Loan balances
Individually evaluated for impairment	$2,448	$1,396	$-	$3,844
Collectively evaluated for impairment	423,154	475,990	236,959	1,136,103
Gross loans	$425,602	$477,386	$236,959	$1,139,947

	December 31, 2016
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	7,258	2,303	2,721	12,282
Total allowance for loan losses	$7,358	$2,303	$2,721	$12,382
Loan balances
Individually evaluated for impairment	$1,888	$1,869	$-	$3,757
Collectively evaluated for impairment	454,245	476,979	237,655	1,168,879
Gross loans	$456,133	$478,848	$237,655	$1,172,636

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

At September 30, 2017, the Company had loans that were modified in troubled debt restructurings. The modification of terms of such loans included one or a combination of the following: an extension of maturity or a reduction of the stated interest rate.

The following tables describe troubled debts restructured during the three and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended
	September 30, 2017			September 30, 2016
	No. of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	No. of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Real estate
Commercial	-	$-	$-	1	$406	$406
Consumer closed end first mortgage	1	26	26	1	11	12
Consumer open end and junior liens	-	-	-	1	39	39

	Nine Months Ended
	September 30, 2017			September 30, 2016
	No. of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	No. of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Real estate
Commercial	-	$-	$-	1	$406	$406
Consumer closed end first mortgage	5	210	214	10	565	581
Consumer open end and junior liens	1	3	3	1	39	39

Other loans
Auto	-	-	-	1	4	4
Boat/RVs	-	-	-	3	56	56
Commercial and industrial	1	72	72	1	83	83

The impact on the allowance for loan losses was insignificant as a result of these modifications.

Newly restructured loans by type for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30, 2017
	Rate	Term	Combination	Total Modification
Real estate
Consumer closed end first mortgage	$-	$26	$-	$26

	Three Months Ended September 30, 2016
	Rate	Term	Combination	Total Modification
Real estate
Commercial	$-	$406	$-	$406
Consumer closed end first mortgage	-	-	12	12
Consumer open end and junior liens	-	-	39	39

	Nine Months Ended September 30, 2017
	Rate	Term	Combination	Total Modification
Real Estate
Consumer closed end first mortgage	$-	$26	$188	$214
Consumer open end and junior liens	-	3	-	3
Commercial and industrial	-	72	-	72

	Nine Months Ended September 30, 2016
	Rate	Term	Combination	Total Modification
Real Estate
Commercial	$-	$406	$-	$406
Consumer closed end first mortgage	-	47	534	581
Consumer open end and junior liens	-	-	39	39

Other loans
Consumer loans
Auto	-	-	4	4
Boat/RVs	-	48	8	56
Commercial and industrial	-	83	-	83

The following tables describe troubled debts restructured that defaulted during the three and nine months ended September 30, 2017 and 2016. Defaults are defined as any loans that become 90 days past due.

	Three Months Ended
	September 30, 2017		September 30, 2016
	No. of Loans	Post-Modification Outstanding Recorded Balance	No. of Loans	Post-Modification Outstanding Recorded Balance
Real Estate
Consumer closed end first mortgage	1	$79	4	$133

	Nine Months Ended
	September 30, 2017		September 30, 2016
	No. of Loans	Post-Modification Outstanding Recorded Balance	No. of Loans	Post-Modification Outstanding Recorded Balance
Real Estate
Consumer closed end first mortgage	1	$79	4	$133

At September 30, 2017, the Company had residential real estate held for sale as a result of foreclosure totaling $96,000 and real estate in the process of foreclosure of $899,000. As of September 30, 2017, the Company also held $342,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Note 6. Derivative Financial Instruments

The Company has certain interest rate derivative positions that are not designated as hedging instruments. Derivative assets and liabilities are recorded at fair value on the Consolidated Balance Sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. These derivative positions relate to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, the Company agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the client to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s Consolidated Statements of Income. The notional amount of customer-facing swaps as of September 30, 2017 and December 31, 2016 was approximately $17.5 million and $14.6 million, respectively.

The following table shows the amounts of derivative financial instruments at September 30, 2017 and December 31, 2016.

	Asset Derivatives
		Fair Value			Fair Value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2017	2016	Location	2017	2016
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$621	$553	Other liabilities	$621	$553

Note 7: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	September 30,	December 31,
	2017	2016
Net unrealized gain (loss) on securities available-for-sale	$709	$(1,875)
Net unrealized gain relating to defined benefit plan liability	30	30
	739	(1,845)
Tax benefit (expense)	(285)	591
Net of tax amount	$454	$(1,254)

The following table presents the reclassification adjustments out of accumulated other comprehensive income that were included in net income in the Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016.

	Amount Reclassified from Accumulated Other Comprehensive Income For the Three Months Ended
Details about Accumulated Other	September 30,		Affected Line Item in the Statements of
Comprehensive Income Components	2017	2016	Income
Realized gains on available-for-sale securities
Realized securities gains reclassified into income	$45	$92	Total non-interest income - net realized gains on sale of available-for-sale securities
Related income tax expense	(15)	(31)	Income tax expense

Total reclassifications for the period, net of tax	$30	$61

	Amount Reclassified from Accumulated Other Comprehensive Income For the Nine Months Ended
Details about Accumulated Other	September 30,		Affected Line Item in the Statements of
Comprehensive Income Components	2017	2016	Income
Realized gains on available-for-sale securities
Realized securities gains reclassified into income	$453	$862	Total non-interest income - net realized gains on sale of available-for-sale securities
Related income tax expense	(154)	(293)	Income tax expense

Total reclassifications for the period, net of tax	$299	$569

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

Interest Rate Derivative Agreements

Interest rate swap positions, both assets and liabilities, are valued by a third-party pricing agent using an income approach and utilizing models that use as their basis readily observable market parameters. This valuation process considers various factors including interest rate yield curves, time value and volatility factors.

The following table presents the fair value measurements of assets and liabilities measured on a recurring basis and level within the ASC 820 fair value hierarchy.

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2017
Available-for-sale securities
Mortgage-backed securities	$77,773	$-	$77,773	$-
Collateralized mortgage obligations	75,359	-	75,359	-
Municipal obligations	90,663	-	90,663	-
Corporate obligations	16,277	-	13,689	2,588
Interest rate swap asset	621	-	621	-
Interest rate swap liability	621	-	621	-

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2016
Available-for-sale securities
Mortgage-backed securities	$92,517	$-	$92,517	$-
Collateralized mortgage obligations	68,047	-	68,047	-
Municipal obligations	77,682	-	77,682	-
Corporate obligations	11,667	-	9,079	2,588
Interest rate swap asset	553	-	553	-
Interest rate swap liability	553	-	553	-

The following is a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2017 and 2016 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

September 30, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,588	Discounted cash flow	Discount rate	7.0 - 8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 2.2%
			Projected cures given deferral	0 - 15.0%
			Loss severity	32.5 - 38.7%

December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,588	Discounted cash flow	Discount rate	7.0 - 8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 2.2%
			Projected cures given deferral	0 - 15.0%
			Loss severity	32.5 - 38.7%

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

Derivative Instruments - The fair values of interest rate swaps reflects the estimated amounts that would have been received to terminate these contracts at the reporting date based upon pricing or valuation models applied to current market information.

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

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated balance sheets as of the dates noted below are as follows:

			Fair Value Measurements Using
September 30, 2017	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$25,751	$25,751	$25,751	$-	$-
Interest-bearing time deposits	1,937	1,937	1,937	-	-
Loans held for sale	4,786	4,827	-	4,827	-
Loans, net	1,177,767	1,165,781	-	-	1,165,781
FHLB stock	11,183	11,183	-	11,183	-
Interest receivable	4,460	4,460	-	4,460	-
Interest rate swap asset	621	621	-	621	-
Liabilities
Deposits	1,198,962	1,198,758	814,784	-	383,974
FHLB advances	212,563	212,146	-	212,146	-
Other borrowings	4,221	4,373	-	4,373	-
Interest payable	490	490	-	490	-
Interest rate swap liability	621	621	-	621	-

			Fair Value Measurements Using
December 31, 2016	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$26,860	$26,860	$26,860	$-	$-
Interest-bearing time deposits	993	993	993	-	-
Loans held for sale	4,063	4,094	-	4,094	-
Loans, net	1,157,120	1,139,450	-	-	1,139,450
FHLB stock	10,925	10,925	-	10,925	-
Interest receivable	4,629	4,629	-	4,629	-
Interest rate swap asset	553	553	-	553	-
Liabilities
Deposits	1,153,382	1,152,030	779,577	-	372,453
FHLB advances	240,591	239,866	-	239,866	-
Other borrowings	4,189	4,189	-	4,189	-
Interest payable	350	350	-	350	-
Interest rate swap liability	553	553	-	553	-

Note 9: Subsequent Event

On October 4, 2017, MutualFirst entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for MutualFirst’s acquisition of Universal Bancorp (“Universal”). Pursuant to the Merger Agreement, Universal would merge with and into MutualFirst, with MutualFirst surviving the merger (the “Merger”), and BloomBank, a wholly-owned subsidiary of Universal, would merge with and into a wholly-owned subsidiary of MutualFirst, MutualBank, with MutualBank as the surviving bank.

The boards of directors of each of MutualFirst and Universal have approved the Merger Agreement. Subject to the approval of the Merger Agreement by Universal shareholders, regulatory approvals and other closing conditions, the parties anticipate completing the Merger during the first quarter of 2018.

In connection with the Merger, shareholders of Universal will receive fixed consideration of 15.6 shares of MutualFirst common stock and $250.00 in cash for each share of Universal common stock. Based on the closing price of MutualFirst’s common stock on October 2, 2017 of $39.30 per share, the transaction value for the shares of common stock is approximately $65.6 million.

Subject to certain terms and conditions, the board of directors of Universal has agreed to recommend the approval and adoption of the Merger Agreement to the Universal shareholders and will solicit proxies voting in favor of the Merger from Universal’s shareholders.

The Merger Agreement also provides for certain termination rights for both MutualFirst and Universal, and further provides that upon termination of the Merger Agreement under certain circumstances, Universal will be obligated to pay MutualFirst a termination fee.

As of June 30, 2017, Universal had total assets of approximately $402.5 million, total deposits of approximately $323.4 million and total loans of approximately $266.6 million.

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

Third quarter Highlights. At September 30, 2017, we had $1.6 billion in assets, $1.2 billion in net loans, $1.2 billion in deposits and $150.2 million in stockholders’ equity. The Company’s total risk-based capital ratio at September 30, 2017 was 13.5%, exceeding the 10.0% requirement for a well-capitalized institution. Tangible common equity, as a percentage of tangible assets, increased to 9.4% as of September 30, 2017 compared to 8.9% and 9.2% at December 31, 2016 and September 30, 2016, respectively. For the quarter ended September 30, 2017, net income was $3.8 million, or $0.50 diluted earnings per common share, compared with net income of $3.5 million, or $0.47 diluted earnings per common share for the quarter ended September 30, 2016.

Financial highlights as of and for the three and the nine months ended September 30, 2017 included:

•	Non-real estate consumer loan balances increased $10.0 million, or 21.83% on an annualized basis, in the third quarter of 2017.
•	Tangible common equity to total assets was 9.38% and tangible book value per common share was $20.06 as of September 30, 2017 compared to tangible common equity to total assets of 8.89% and tangible book value per common share of $18.82 as of December 31, 2016.

•	Net interest income for the third quarter of 2017 increased by $177,000 on a linked quarter basis and for the first nine months of 2017 increased by $3.1 million compared to the same period in 2016.
•	Provision for loan losses increased $70,000 in the third quarter of 2017 compared to the linked quarter and increased $270,000 compared to the nine months ended September 30, 2016.
•	Net interest margin was 3.33% for the third quarter of 2017 compared to 3.29% in the second quarter of 2017 and 3.19% in the third quarter of 2016. Tax equivalent net interest margin was 3.44% for the third quarter of 2017 compared to 3.39% in the second quarter of 2017 and 3.29% in the third quarter of 2016.
•	Non-interest income in the third quarter of 2017 decreased by $236,000 on a linked quarter basis and decreased by $1.7 million for the first nine months of 2017 compared to the same period in 2016.
•	Non-interest expense increased in the third quarter of 2017 by $228,000 on a linked quarter basis and increased by $49,000 for the first nine months of 2017 compared to the same period of 2016.
•	The efficiency ratio was 68.5% in the third quarter 2017 compared to 69.7% in the third quarter of 2016 and improved to 69.1% for the first nine months of 2017 compared to 71.0% for the same period of 2016.

The Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, contains a summary of our management’s strategic plan for 2015-2019. The financial highlights of our strategic progress during the quarter include:

•	Commercial and non-real estate consumer lending was 55.1% of the lending portfolio as of September 30, 2017 compared to 53.1% at December 31, 2016.
•	Core deposits were 68.0% of total deposits as of September 30, 2017 compared to 67.7% at December 31, 2016.
•	Commission income from wealth and investment services increased $1,000 during the third quarter 2017 compared to the same period in 2016 and increased $12,000 during the first nine months of 2017 compared to the same period in 2016.

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

Deferred Tax Asset. The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future. The Company’s most recent evaluation has determined that, except for the amounts represented by the valuation allowance in Note 15 to the Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2016, the Company will more likely than not be able to utilize the remaining deferred tax asset. As of year-end 2016, the Company had generated average annual positive pre-tax pre-provision earnings of $16.4 million, or 1.1% of pre-tax pre-provision ROA over the previous five years. This level of earnings, if maintained in the future, would be sufficient to utilize portions of the operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The analysis as of September 30, 2017, supports no additional valuation reserve is needed.

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

Financial Condition

General. Total assets at September 30, 2017 were $1.6 billion, reflecting a $28.7 million increase since December 31, 2016, primarily as a result of a $20.6 million increase in net loans. Total liabilities as of September 30, 2017 were $1.4 billion, an increase of $18.5 million compared to December 31, 2016, primarily due to a $45.6 million increase in deposits offset by a $28.0 reduction in borrowings. Total stockholders’ equity increased to $150.2 million, an increase of $10.2 million compared to December 31, 2016 primarily due to an increase in retained earnings of $7.3 million.

Loans. Our gross loan portfolio, excluding loans held for sale, increased $24.2 million at September 30, 2017 to $1.2 billion. The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during the nine month period:

	September 30,	December 31,	Amount	Percent
	2017	2016	Change	Change

Real estate
Commercial	$306,566	$302,577	$3,989	1.32%
Commercial construction and development	22,888	22,453	435	1.94
Consumer closed end first mortgage	466,759	478,848	(12,089)	(2.52)
Consumer open end and junior liens	70,395	71,222	(827)	(1.16)
Total real estate loans	866,608	875,100	(8,492)	(0.97)

Consumer loans
Auto	19,360	18,939	421	2.22
Boat/RV	167,484	141,602	25,882	18.28
Other	5,970	5,892	78	1.32
Total consumer other	192,814	166,433	26,381	15.85
Commercial and industrial	137,407	131,103	6,304	4.81
Total other loans	330,221	297,536	32,685	10.99

Total Gross Loans	$1,196,829	$1,172,636	$24,193	2.06%

The Company’s strategy to increase commercial and non-real estate consumer loans remains a primary focus as we continued to see growth in these areas during the first nine months of 2017 as commercial and non-real estate consumer loans grew by $37.1 million. We continue to seek to provide sound commercial borrowers opportunities for new loans to meet their growing demands, refinance loans currently served by other financial institutions and build relationships with commercial clients in our footprint. The increase in the commercial and other consumer portfolios was partially offset by a $12.9 million decrease in the consumer real estate portfolio during the period. The Company continues to sell longer term fixed-rate mortgage loans to reduce related interest rate risk.

Delinquencies and Non-performing Assets. As of September 30, 2017, our total loans delinquent 30-to-89 days were $9.3 million or 0.8% of total loans, down from $12.5 million or 1.1% of total loans at the year-end of 2016. This was primarily due to a decrease in delinquency on consumer mortgage loans.

At September 30, 2017, our non-performing assets totaled $4.7 million or 0.30% of total assets, compared to $6.6 million or 0.42% of total assets at December 31, 2016. This $1.9 million, or 28.6% decrease was primarily due to a reduction in consumer mortgage loans and foreclosed assets.

The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	September 30,	December 31,	Amount	Percent
	2017	2016	Change	Change

Non-accruing loans	$3,685	$5,144	$(1,459)	(28.36)%
Accruing loans delinquent 90 days	577	237	340	143.46
Foreclosed assets	438	1,199	(761)	(63.47)
Total	$4,700	$6,580	$(1,880)	(28.57)%

The Company continues to diligently monitor and write down loans that appear to have irreversible weakness. The Company works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral. In addition to the decrease in non-performing assets, the Company has seen improvement during the first nine months of 2017 in total classified assets. Total classified assets decreased by 14.3% from $11.4 million at December 31, 2016 to $9.8 million at September 30, 2017 due to improvements in the economy in the local communities we serve and the sales of foreclosed assets.

At September 30, 2017, foreclosed real estate totaled $96,000 compared to $718,000 at December 31, 2016. The Company has seen a decrease in this area as overall real estate owned sales volumes are up and the number of foreclosures is down. At September 30, 2017, all foreclosed real estate owned was in consumer real estate. As of September 30, 2017, the Company also held $342,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Allowance for Loan Losses. Allowance for loan losses was constant at $12.4 million as of September 30, 2017 compared to December 31, 2016. Net charge-offs in the first nine months of 2017 were $874,000, or 0.10% of total loans on an annualized basis, compared to $654,000, or 0.08% of total loans on an annualized basis in the first nine months of 2016. The allowance for loan losses to non-performing loans as of September 30, 2017 was 290.4% compared to 230.1% as of December 31, 2016. The allowance for loan losses to total loans as of September 30, 2017 was 1.04% compared to 1.06% as of December 31, 2016. Non-performing loans to total loans at September 30, 2017 were 0.36% compared to 0.46% at December 31, 2016. Non-performing assets to total assets were 0.30% at September 30, 2017 compared to 0.42% at December 31, 2016.

Deposits. Deposits increased by $45.6 million in the first nine months of 2017. The increase in deposits was a result of an increase in core deposits of $34.1 million and $11.4 million in certificates of deposit. Core deposits are currently 68.0% of the Bank’s total deposits as of September 30, 2017.

	At
	September 30, 2017		December 31, 2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Type of Account:
Non-interest Checking	$191,599	0.00%	$178,046	0.00%
Interest-bearing NOW	310,548	0.45	292,977	0.27
Savings	136,550	0.01	136,314	0.01
Money Market	176,087	0.44	173,305	0.26
Certificates of Deposit	384,178	1.35	372,740	1.19
Total	$1,198,962	0.62%	$1,153,382	0.49%

Borrowings. Total borrowings decreased to $216.8 million at September 30, 2017, down $28.0 million, or 11.4%, since year-end 2016 primarily due to a $28.0 million decrease in FHLB advances. Other borrowings, a subordinated debenture, remained constant at $4.2 million at September 30, 2017.

The Company acquired $5.0 million of issuer trust preferred securities in the 2008 acquisition of MFB Corp., which had a net balance of $4.2 million at September 30, 2017 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance, or September 15, 2035. The securities bear a rate of interest of the prevailing three-month LIBOR rate plus 170 basis points. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

Stockholders’ Equity. Stockholders’ equity was $150.2 million at September 30, 2017, an increase of $10.2 million from December 31, 2016. The increase was primarily due to net income available to common shareholders of $10.9 million, an increase in accumulated other comprehensive income of $1.7 million and an increase of $1.2 million due to exercises of stock options. These increases were partially offset by cash dividends on common stock of $3.5 million for the first nine months of 2017. The Company’s tangible book value per common share as of September 30, 2017 increased to $20.06 compared to $18.82 as of December 31, 2016 and the tangible common equity ratio increased to 9.38% as of September 30, 2017 compared to 8.89% as of December 31, 2016. The Company’s and the Bank’s risk-based capital ratios were well in excess of “well-capitalized” levels as defined by all regulatory standards as of September 30, 2017.

Comparison of Results of Operations for the Three Months Ended September 30, 2017 and 2016.

General. Net income for the three months ended September 30, 2017 was $3.8 million, or $0.50 diluted earnings per common share compared to net income of $3.5 million, or $0.47 diluted earnings per common share for the three months ended September 30, 2016. Annualized return on average assets was 0.95% and annualized return on average tangible common equity was 10.24% for the third quarter of 2017 compared to 0.92% and 9.96% respectively, for the same period of last year.

Net Interest Margin and Average Balance Sheet. The following table presents the Company’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets for the periods indicated. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	September 30, 2017			September 30, 2016
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
Interest-Earning Assets:
Interest -bearing deposits	$18,080	$28	0.62%	$21,601	$18	0.33%
Investment securities, available for sale (1):
MBS/CMO	153,464	917	2.39	167,784	950	2.26
Other	103,047	854	3.31	79,392	622	3.13
Loans receivable	1,189,645	13,109	4.41	1,128,407	11,866	4.21
Stock in FHLB of Indianapolis	11,183	118	4.22	10,644	111	4.17
Total interest-earning assets (1)	1,475,419	15,026	4.07	1,407,828	13,567	3.85
Non-interest earning assets, net of allowance for loan losses and unrealized gain/loss	97,572			112,120
Total assets	$1,572,991			$1,519,947

Interest-Bearing Liabilities:
Demand and NOW accounts	$306,906	346	0.45	$276,636	163	0.24
Savings deposits	139,097	4	0.01	135,867	4	0.01
Money market accounts	173,170	179	0.41	172,041	116	0.27
Certificate accounts	383,426	1,275	1.33	360,463	1,049	1.16
Total deposits	1,002,599	1,804	0.72	945,007	1,332	0.56
Borrowings	215,327	958	1.78	232,687	998	1.72
Total interest-bearing liabilities	1,217,926	2,762	0.91	1,177,694	2,330	0.79
Non-interest bearing deposit accounts	190,997			183,428
Other liabilities	15,603			16,668
Total liabilities	1,424,526			1,377,790
Stockholders' equity	148,465			142,157
Total liabilities and stockholders' equity	$1,572,991			$1,519,947

Net earning assets	$257,493			$230,134
Net interest income		$12,264			$11,237
Net interest rate spread (3)			3.17%			3.06%
Net interest margin (3)			3.33%			3.19%
Net interest margin, tax equivalent (2) (3)			3.44%			3.29%
Average interest-earning assets to average interest-bearing liabilities	121.14%			119.54%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments.

(2) Tax equivalent margin is calculated by taking non-taxable interest and grossing up by 34% applicable tax rate.

(3) Ratios for the three month periods have been annualized.

Interest Income. Total interest income increased $1.4 million, or 10.8%, to $15.0 million during the three months ended September 30, 2017 from $13.6 million during the same period in 2016. The increase was a result of an increase of $67.6 million in average interest-earning assets due to an increase in the average loan portfolio of $61.2 million and an increase of twenty-two basis points in the average interest rate on average interest-earning assets for the quarter ended September 30, 2017 compared to the same period in 2016.

Interest Expense. Interest expense increased $432,000, or 18.5%, to $2.8 million during the three months ended September 30, 2017 during the same period in 2016. The primary reason for this increase was an increase of $40.2 million in average interest-bearing liabilities. This was due to an increase in average interest-bearing deposits of $57.6 million partially offset by a decrease in average borrowings of $17.4 million. In addition, the average rate paid for interest-bearing liabilities increased by twelve basis points for the three months ended September 30, 2017 compared to the same period in 2016.

Net Interest Income and Net Interest Margin. Net interest income before the provision for loan losses increased $1.0 million for the quarter ended September 30, 2017 compared to the same period in 2016. The increase in net interest income was primarily a result of an increase of $67.6 million in average interest earning assets, due to an increase of $61.2 million in average loans. This increase was also aided by a fourteen basis point increase in net interest margin to 3.33%, while the tax equivalent margin increased fifteen basis points. The increase in the margin was the result of average interest earning assets, primarily loans, repricing upward faster than average interest bearing liabilities due to increases in the federal funds rate. The increase due to fed funds rate changes primarily impacted loans due to adjustable rate loans repriced as most deposits were not impacted by the increase in fed funds rate. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K for the year ended December 31, 2016.

Provision for Loan Losses. Provision for loan losses in the third quarter of 2017 was $370,000 compared to $250,000 during last year’s comparable period. The increase was due to management’s ongoing evaluation of the adequacy of the allowance for loan losses, which was partially attributable to an increase in net charge offs to $418,000, or 0.14% of loans on an annualized basis, in the third quarter of 2017 compared to net charge offs of $267,000, or 0.09% of loans on an annualized basis, in the third quarter of 2016.

Non-Interest Income. Non-interest income for the third quarter of 2017 was $4.4 million, a decrease of $632,000 compared to the third quarter of 2016.

	Three Months Ended September 30,		Amount	Percent
	2017	2016	Change	Change
Service fee income	$1,651	$1,515	$136	8.98%
Net realized gain on sale of securities	45	92	(47)	(51.09)
Commissions	1,260	1,259	1	0.08
Net gains on sales of loans	1,010	1,548	(538)	(34.75)
Net servicing fees	109	91	18	19.78
Increase in cash surrender value of life insurance	275	284	(9)	(3.17)
Gain (loss) on sale of other real estate and repossessed assets	(14)	72	(86)	(119.44)
Other income	98	205	(107)	(52.20)
Total	$4,434	$5,066	$(632)	(12.48)%

Decreases in non-interest income included a decrease in net gain on sale of loans of $538,000 as mortgage originations slowed compared to the third quarter of 2016 due to weaker demand as interest rates increased and refinancing activity slowed. Decreases of $86,000 on gain on sale of repossessed property was primarily due to the sale of a commercial construction and development property that was sold at an amount higher than its carrying value during the third quarter of 2016 that was not repeated in 2017. These decreases were partially offset by an increase of $136,000 on deposit service fee income as interchange income has increased due to increased debit card activity.

Non-Interest Expense. Non-interest expenses increased $82,000, to $11.4 million, for the third quarter of 2017.

	Three Months Ended September 30,		Amount	Percent
	2017	2016	Change	Change
Salaries and employee benefits	$6,871	$6,941	$(70)	(1.01)%
Net occupancy expenses	788	592	196	33.11
Equipment expenses	442	448	(6)	(1.34)
Data processing fees	604	486	118	24.28
ATM and debit card expense	457	391	66	16.88
Deposit insurance	181	165	16	9.70
Professional fees	372	419	(47)	(11.22)
Advertising and promotion	290	350	(60)	(17.14)
Software subscriptions and maintenance	525	540	(15)	(2.78)
Other real estate and repossessed assets	39	(39)	78	(200.00)
Other expenses	876	1,070	(194)	(18.13)
Total	$11,445	$11,363	$82	0.72%

Increases in non-interest expense were primarily due to an increase of $196,000 in occupancy expense due to a loss of rental income from an office building sold in the fourth quarter of 2016. Data processing fees increased $118,000 due to general inflationary increases and increased usage of services offered by our core processor. These increases were partially offset by a decline of $194,000 in other expenses due to a higher level of fraud losses in the third quarter of 2016 not repeated in 2017.

Income Tax Expense. The effective tax rate for the third quarter of 2017 was 23.2% compared to 25.8% in the same quarter of 2016. The decrease was due to an increase in holdings of tax free municipal securities and a tax benefit from stock options exercised in the third quarter of 2017.

Comparison of Results of Operations for the Nine Months Ended September 30, 2017 and 2016.

General. Net income available to common shareholders for the nine months ended September 30, 2017 was $10.9 million, or $1.45 diluted earnings per common share compared to net income available to common shareholders of $10.0 million, or $1.32 diluted earnings per common share for the nine months ended September 30, 2016. Annualized return on average assets was 0.92% and annualized return on average tangible common equity was 10.14% for the first nine months of 2017 compared to 0.89% and 9.64% respectively, for the same period of last year.

Net Interest Margin and Average Balance Sheet. The following table presents the Company’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets for the periods indicated. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
Interest-Earning Assets:
Interest -bearing deposits	$21,188	$89	0.56%	$24,650	$60	0.32%
Investment securities, available for sale (1):
MBS/CMO	158,064	2,893	2.44	177,341	3,115	2.34
Other	96,194	2,344	3.25	73,946	1,756	3.17
Loans receivable	1,181,566	38,112	4.30	1,105,501	34,601	4.17
Stock in FHLB of Indianapolis	11,161	349	4.17	10,539	327	4.14
Total interest-earning assets (1)	1,468,173	43,787	3.98	1,391,977	39,859	3.82
Non-interest earning assets, net of allowance for loan losses and unrealized gain/loss	97,736			113,806
Total assets	$1,565,909			$1,505,783

Interest-Bearing Liabilities:
Demand and NOW accounts	$301,553	846	0.37	$271,901	481	0.24
Savings deposits	139,433	11	0.01	135,649	11	0.01
Money market accounts	171,497	431	0.34	168,424	333	0.26
Certificate accounts	385,240	3,615	1.25	353,080	3,075	1.16
Total deposits	997,723	4,903	0.66	929,053	3,900	0.56
Borrowings	221,750	2,820	1.70	234,733	2,973	1.69
Total interest-bearing liabilities	1,219,473	7,723	0.84	1,163,786	6,873	0.79
Non-interest bearing deposit accounts	186,059			185,448
Other liabilities	15,585			15,811
Total liabilities	1,421,117			1,365,045
Stockholders' equity	144,792			140,738
Total liabilities and stockholders' equity	$1,565,909			$1,505,783

Net earning assets	$248,700			$228,191
Net interest income		$36,064			$32,986
Net interest rate spread (3)			3.13%			3.03%
Net interest margin (3)			3.28%			3.16%
Net interest margin, tax equivalent (2) (3)			3.38%			3.25%
Average interest-earning assets to average interest-bearing liabilities	120.39%			119.61%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments.

(2) Tax equivalent margin is calculated by taking non-taxable interest and grossing up by 34% applicable tax rate.

(3) Ratios for the nine month periods have been annualized.

Interest Income. Total interest income increased $3.9 million, or 9.8%, to $43.8 million during the nine months ended September 30, 2017 from $39.9 million during the same period in 2016. The increase was a result of an increase of $76.2 million in average interest-earning assets due to an increase in the average loan portfolio of $76.1 million along with an increase of sixteen basis points in the average interest rate on average interest-earning assets for the nine months ended September 30, 2017 compared to the same period in 2016.

Interest Expense. Interest expense increased $850,000, or 12.4%, to $7.7 million during the nine months ended September 30, 2017 during the same period in 2016. The primary reason for this increase was an increase of $55.7 million in average interest-bearing liabilities. This was primarily due to an increase in average deposits of $68.7 million. The average rate paid for interest-bearing liabilities also increased five basis points for the nine months ended September 30, 2017 compared to the same period in 2016.

Net Interest Income and Net Interest Margin. Net interest income before the provision for loan losses increased $3.1 million for the first nine months of 2017 compared to the same period in 2016. The increase was a result of an increase of $76.2 million in average interest earning assets due to an increase in the average loan portfolio of $76.1 million. This increase was aided by the net interest margin increasing to 3.28% in the first nine months of 2017 compared to 3.16% in the first nine months of 2016, while the tax equivalent net interest margin increased to 3.38% in the first nine months of 2017 compared to 3.25% in the comparable period in 2016. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K for the year ended December 31, 2016.

Provision for Loan Losses. The provision for loan losses for the first nine months of 2017 was $870,000 compared to $600,000 during last year’s comparable period. The increase was due to management’s ongoing evaluation of the adequacy of the allowance for loan losses, which was partially attributable to an increase in net charge-offs for the first nine months of 2017 to $874,000, or 0.10% of loans on an annualized basis compared to $654,000, or 0.08% in the same period of 2016.

Non-Interest Income. Non-interest income decreased by $1.7 million in the first nine months of 2017 compared to same period in 2016.

	Nine Months Ended September 30,		Amount	Percent
	2017	2016	Change	Change
Service fee income	$4,765	$4,417	$348	7.88%
Net realized gain on sale of securities	453	862	(409)	(47.45)
Commissions	3,774	3,762	12	0.32
Net gains on sales of loans	2,725	3,895	(1,170)	(30.04)
Net servicing fees	306	239	67	28.03
Increase in cash surrender value of life insurance	835	874	(39)	(4.46)
Loss on sale of other real estate and repossessed assets	(35)	(145)	110	(75.86)
Other income	405	1,052	(647)	(61.50)
Total	$13,228	$14,956	$(1,728)	(11.55)%

The decrease in non-interest income was primarily due to income in the second quarter of 2016 that was not repeated in 2017. This includes a decrease of $409,000 in net gain on sale of securities and a decrease of $647,000 in other income primarily related to one-time income received in the second quarter of 2016 mainly due to an insurance death benefit. A decrease of $1.2 million on net gains on sales of loans was due to a reduction in mortgage production in 2017 compared to 2016 primarily as a result of higher mortgage interest rates. These declines were partially offset by an increase of $348,000 in service fee income primarily due to increases in interchange fees due to increased debit card activity.

Non-Interest Expense. Non-interest expenses increased $49,000, to $34.1 million, for the first nine months of 2017.

	Nine Months Ended September 30,		Amount	Percent
	2017	2016	Change	Change
Salaries and employee benefits	$20,131	$20,092	$39	0.19%
Net occupancy expenses	2,360	1,839	521	28.33
Equipment expenses	1,307	1,419	(112)	(7.89)
Data processing fees	1,699	1,467	232	15.81
ATM and debit card expense	1,284	1,127	157	13.93
Deposit insurance	562	624	(62)	(9.94)
Professional fees	1,175	1,269	(94)	(7.41)
Advertising and promotion	905	1,046	(141)	(13.48)
Software subscriptions and maintenance	1,661	1,569	92	5.86
Other real estate and repossessed assets	120	47	73	155.32
Other expenses	2,864	3,520	(656)	(18.64)
Total	$34,068	$34,019	$49	0.14%

Non-interest expenses increased by $49,000 in the first nine months of 2017 primarily due to net occupancy expense increasing by $521,000 due to a loss of rental income from an office building sold in the fourth quarter of 2016. Data processing fees increased by $232,000 due to general inflationary increases and increased usage of services offered by our core processor and ATM and debit card expense increasing $157,000 due to increased debit card transactions. These increases were offset by a decrease of $656,000 in other expenses primarily due to a decline in fraud expenses and a decrease of $141,000 in advertising expense due to more cost-effective advertising as a result of changes in campaign focus compared to 2016.

Income Tax Expense. The effective tax rate for the first nine months of 2017 was 24.4% compared to 24.9% for the same period in 2016. The decrease was related to an increase in tax free income partially due to an increase in holdings of tax free municipal securities and tax benefits from stock options exercised in 2017.

Reconciliation of Non-GAAP Financial Measures

This report on Form 10-Q contains financial information determined by methods other than in accordance with U.S. GAAP. Non-GAAP financial measures are used by management to measure the strength of its capital and its ability to generate earnings on tangible capital invested by its shareholders. Although the Company believes these non-GAAP measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly compared GAAP financial measures are included in the following table.

	At and for Three Months Ended			At and for the Nine Months Ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2017	2016	2016	2017	2016
Total Stockholders' Equity (GAAP)	$150,225	$140,038	$143,210	$150,225	$143,210
Less: Intangible Assets	1,972	2,191	2,275	1,972	2,275
Tangible common equity (non-GAAP)	$148,253	$137,847	$140,935	$148,253	$140,935

Total assets (GAAP)	$1,581,814	$1,553,133	$1,533,822	$1,581,814	$1,533,822
Less: Intangible Assets	1,972	2,191	2,275	1,972	2,275
Tangible assets (non-GAAP)	$1,579,842	$1,550,942	$1,531,547	$1,579,842	$1,531,547

Tangible common equity to tangible assets (non-GAAP)	9.38%	8.89%	9.20%	9.38%	9.20%

Book value per common share (GAAP)	$20.33	$19.12	$19.55	$20.33	$19.55
Less: Effect of Intangible Assets	0.27	0.30	0.31	0.27	0.31
Tangible book value per common share (non-GAAP)	$20.06	$18.82	$19.24	$20.06	$19.24

Return on average stockholders' equity (GAAP)	10.11%	9.17%	9.80%	10.00%	9.48%
Add: Effect of Intangible Assets	0.14	0.14	0.16	0.14	0.16
Return on average tangible common equity (non-GAAP)	10.25%	9.31%	9.96%	10.14%	9.64%

Total tax free interest income (GAAP)
Loans receivable	$106	$110	$107	$320	$333
Investment securities	702	614	561	2,009	1,578
Total tax free interest income	$808	$724	$668	$2,329	$1,911
Total tax free interest income, gross (at 34% tax rate)	$1,224	$1,097	$1,012	$3,529	$2,895

Net interest margin (GAAP)	3.33%	3.21%	3.19%	3.28%	3.16%
Add: Tax effect tax free interest income at 34% tax rate	0.11	0.09	0.10	0.10	0.09
Net interest margin, tax equivalent	3.44%	3.30%	3.29%	3.38%	3.25%

Ratio Summary:
Return on average equity (ROE)	10.11%	9.17%	9.80%	10.00%	9.48%
Return on average tangible common equity	10.25%	9.31%	9.96%	10.14%	9.64%
Return on average assets (ROA)	0.95%	0.83%	0.92%	0.92%	0.89%
Tangible common equity to tangible assets	9.38%	8.89%	9.20%	9.38%	9.20%
Net interest margin, tax equivalent	3.44%	3.30%	3.29%	3.38%	3.25%

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

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. It is overseen by the Asset and Liability Management Committee. The Board of Directors required the Bank to maintain a minimum liquidity ratio of 10% of deposits. At September 30, 2017, our ratio was 20.3%. The Company is currently in excess of the minimum liquidity ratio set by the Board due to a larger investment portfolio. Management continues to seek to utilize liquidity off of the investment portfolio to fund loan growth over the next few years as demand for loans increases. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We hold cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). At September 30, 2017, on a consolidated basis, the Company had $285.8 million in cash and investment securities available for sale and $4.8 million in loans held for sale generally available for its cash needs. We can also generate funds from borrowings, primarily FHLB advances, portfolio loans, and, to a lesser degree, third party loans. At September 30, 2017, the Bank had the ability to borrow an additional $59.9 million in FHLB advances. In addition, we have historically sold 15- and 30-year, fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity. The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, the payment of which is subject to regulatory limits. At September 30, 2017, the Company, on an unconsolidated basis, had $2.2 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At September 30, 2017, the approved outstanding loan commitments, including unused lines of credit, amounted to $268.0 million. Certificates of deposit scheduled to mature in one year or less as of September 30, 2017, totaled $127.9 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. For the quarter ended September 30, 2017, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At September 30, 2017, the Bank had $146.1 million in commitments to make loans, $13.1 million in undisbursed portions of closed loans, $105.2 million in unused lines of credit and $3.6 million in standby letters of credit. In addition, on a consolidated basis, at September 30, 2017, the Company had $216.8 million in outstanding borrowings, of which $55.0 million is due in the next twelve months.

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015, and will phase in over a four-year period (beginning at 40% on January 1, 2015, and an additional 20% per year thereafter). Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will continue to phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019). As of September 30, 2017, the Bank and Company exceeded the minimum buffer requirement.

The Company’s and Bank’s actual capital amounts and ratios as of September 30, 2017, are presented in the table below.

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level(1):
MutualFirst Consolidated	$148,120	9.5%	$62,685	4.0%	N/A	N/A
MutualBank	143,457	9.2	62,728	4.0	$78,410	5.0%
Common Equity Tier 1 Capital Level (2) :
MutualFirst Consolidated	$144,711	12.2%	$53,392	4.5%	N/A	N/A
MutualBank	143,457	12.1	53,348	4.5	$77,058	6.5%
Tier 1 Risk-Based Capital Level (3) :
MutualFirst Consolidated	$148,120	12.5%	$71,189	6.0%	N/A	N/A
MutualBank	143,457	12.1	71,130	6.0	$94,840	8.0%
Total Risk-Based Capital Level (4) :
MutualFirst Consolidated	$160,498	13.5%	$94,919	8.0%	N/A	N/A
MutualBank	155,835	13.2	94,840	8.0	$118,550	10.0%

(1)	Tier 1 Capital to Assets for Leverage Ratio of $1.6 billion for the Bank and Company at September 30, 2017.
(2)	Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.2 billion for the Bank and Company at September 30, 2017.
(3)	Tier 1 Capital to Risk-Weighted Assets.
(4)	Total Capital to Risk-Weighted Assets.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin and improve earnings. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term, fixed-rate loans in our portfolio, during the first nine months of 2017 we sold in the secondary market $85.0 million of primarily fixed rate, one- to four-family mortgage loans with a term to maturity of 15 years or greater.

If past rate movements are an indication of future changes, they usually are neither instantaneous nor do a majority of core deposits reprice at the same level as rates change. The following chart reflects the Bank’s percentage change in net interest income, over a one year time period, and net portfolio value (NPV) assuming an instantaneous parallel rate shock in a range from down 100 basis points to up 400 basis points as of September 30, 2017.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(11.1)%	(23.3)%
Up 300 basis points	(7.8)%	(16.8)%
Up 200 basis points	(4.9)%	(10.5)%
Up 100 basis points	(2.2)%	(4.8)%
Down 100 basis points	(4.6)%	(9.5)%

The following chart indicates the Company’s percentage change in net interest income and NPV assuming rate movements that are not instantaneous, but change gradually over one year.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(3.9)%	(20.2)%
Up 300 basis points	(2.8)%	(15.2)%
Up 200 basis points	(1.8)%	(9.9)%
Up 100 basis points	(0.8)%	(4.7)%
Down 100 basis points	(4.6)%	(9.5)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and (as defined in sec Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures as of September 30, 2017, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6. Exhibits.

Regulation S-K Exhibit Number	Document
2.1	Agreement and Plan of Merger, dated as of October 4, 2017, by and among the Registrant and Universal Bancorp (included as Appendix A to the accompanying proxy statement-prospectus and incorporated herein by reference)
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 16, 1999 (No. 333-87239)).
3.1a	Articles Supplementary to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 15, 2008 (File No. 000-27905))
3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2015 (File No. 000-27905))
4.1	Certificate of Registrant’s common stock (incorporated herein by reference to Exhibit 4.0 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 16, 1999 (No. 333-87239))
10.1	Amended and Restated Employment Agreement between the Registrant, MutualBank and David W. Heeter (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 000-27905))
10.2	Amended and Restated Employment Agreement between the Registrant, MutualBank and Patrick D. Botts (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 000-27905))
10.3	Amended and Restated Employment Agreement between the Registrant, MutualBank and Christopher D. Cook (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 000-27905))
10.4	Amended and Restated Employment Agreement between the Registrant, MutualBank and Charles J. Viater (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 000-27905))
10.5	Salary Continuation Agreement between the Registrant and Charles J. Viater (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 23, 2009 (File No. 000-27905))
10.6	Form of Supplemental Retirement Plan Income Agreements for David W. Heeter and Patrick C. Botts (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the SEC on March 30, 2000 (File No. 000-27905))
10.7	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on April 2, 2001 (File No. 000-27905))
10.8	Form of Executive Deferred Compensation Plan Agreements for David W. Heeter and Patrick C. Botts (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the SEC on March 30, 2000 (File No. 000-27905))
10.9	Registrant’s 2000 Stock Option and Incentive Plan (incorporated herein by reference to Appendix D to the joint proxy statement-prospectus included in the Registrant’s Registration Statement on Form S-4 filed with the SEC on October 19, 2000 (No. 333-46510))
10.10	Director Deferred Compensation Master Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 16, 2007 (File No. 000-27905))
10.11	Registrant’s 2008 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 23, 2009 (File No. 000-27905))
10.12	Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 18, 2010 (File No. 000-27905))
10.13	Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 18, 2010 (File No. 000-27905))
11	Statement re computation of earnings per share (See Note 2 of the Notes to Unaudited Consolidated Condensed Statements included in this Form 10-Q)
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101	Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Changes in Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b) Exhibits - See list in (a)(3) and the Exhibit Index following the signature page.

(c) Financial Statements Schedules – None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2017	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: November 8, 2017	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

10.14	Change in Control Agreement between the Registrant, MutualBank and Christopher L. Caldwell

10.15	Change in Control Agreement between the Registrant, MutualBank and Sharon L. Ferguson

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

101	Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Changes in Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

