Form 10-K
period 2017-12-31
MUTUALFIRST FINANCIAL INC
filed 2018-03-15
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock on the Nasdaq Global Market as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $189.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of March 15, 2018, there were 8,574,922 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K-Portions of registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders.

MutualFirst Financial, Inc.

Form 10-K Annual Report for the Year Ended December 31, 2017

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

At December 31, 2017, we had total assets of $1.6 billion, loans of $1.2 billion, deposits of $1.2 billion and stockholders’ equity of $150.3 million. Our executive offices are located at 110 E. Charles Street, Muncie, Indiana 47305-2400. Our common stock is traded on the Nasdaq Global Market under the symbol “MFSF.” For more general information about our business, and other 2017 material transactions and results, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Overview and Significant Events in 2017.”

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets;

•	changes in general economic conditions, either nationally or in our market areas;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the Treasury and the FRB;

•	changes in the levels of general interest rates and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources;

•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;

•	expected cost savings, synergies and other benefits from our merger and acquisition activities, including the merger with Universal, might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected;

•	decreases in the secondary market for the sale of loans that we originate;

•	results of examinations of us by the IDFI, FDIC, FRB or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•	legislative or regulatory changes that adversely affect our business, including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), changes in regulatory policies and principles, changes in regulatory capital requirements or the interpretation of regulatory capital or other rules;

•	our ability to attract and retain deposits;

•	increases in premiums for deposit insurance;

•	management’s assumptions in determining the adequacy of the allowance for loan losses;

•	our ability to control operating costs and expenses;

•	the use of estimates in determining fair value of certain assets, which estimates may prove to be incorrect and result in significant losses due to declines in valuation;

•	difficulties in reducing risks associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	a failure or security breach in the computer systems (or the third-party vendors who provide such services) on which we depend;

•	our ability to retain members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	adverse changes in the securities markets;

•	changes in our ability and the cost to access the capital markets;

•	inability of key third-party providers to perform their obligations to us;

•	changes in tax legislation and accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this Form 10-K.

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

Market Area

We are a community-oriented bank offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Muncie, Indiana and offer our financial services through 27 full service retail financial center offices in Allen, Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana. MutualBank also has wealth management offices in Fishers and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. The Bank has a subsidiary, Summit Mortgage, Inc., that operates a mortgage brokerage firm in Fort Wayne, Indiana. In addition, we originate residential mortgage and commercial loans in the counties contiguous to those counties. We also originate indirect consumer loans throughout Indiana and contiguous states as described in “Lending Activities - Other Consumer Lending.”

The market areas where MutualBank operates in Indiana have historically experienced an unemployment rate that exceeded the federal and state unemployment rates, however in last two years the rate in our market areas was reduced to below the state and federal rates. At the end of 2017, the unemployment rate (not seasonally adjusted) was 3.9% at the federal level and 3.1% at the state level, compared to 4.5% and 4.0% at the end of 2016 at the federal and state level, respectively. Our footprint had an unemployment rate of 2.9% and 3.9% at year-end 2017 and 2016, respectively.

As of February 28, 2018, we will be providing services in Greene, Hamilton, Jackson, Johnson, Knox, Lawrence and Monroe counties in Indiana with the acquisition of Universal Bancorp.

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

Lending Activities

General. Our loans carry either a fixed- or an adjustable-rate of interest. At December 31, 2017, our net loan portfolio totaled $1.2 billion, which constituted 73.5% of our total assets. Our net loan portfolio, excluding loans held for sale, increased by 1.0% in 2017, primarily due to increased commercial and non- real estate consumer loans; however, that increase was partially reduced by a decrease in consumer mortgage loans aided by the selling of $18.5 million of consumer residential mortgage loans in the fourth quarter of 2017.

Aggregate credit exposures to borrowers of up to $1.0 million may be approved by certain individual commercial loan officers. Aggregate exposures in excess of $1.0 million, but not in excess of $2.0 million, may be approved by the combined authority of two officers that have loan authority up to $1.0 million individually. Aggregate exposures between $2.0 million, but no more than $5.0 million, may be approved by a majority vote of the Loan Committee. All aggregate exposures in excess of $5.0 million must be approved by the Board of Directors. Commercial Banking Officers may advance additional credit exposure for a commercial loan relationship requiring Board approval up to the lesser of: 10% of the existing previously approved credit exposure to the client, or $100,000. Any additional exposure approved under the 10% Rule must be approved by the Senior Vice President of Commercial Banking, or his designee, and reported to the appropriate Loan Committee during the next meeting.

Major Loan Customers. At December 31, 2017, the maximum amount that we could lend to any one borrower and the borrower’s related entities was approximately $21.9 million. At December 31, 2017, our five largest lending relationships were with commercial borrowers and constituted an aggregate of $73.4 million in loans and commitments issued, or 6.3% of our $1.2 billion gross loan portfolio, with $67.4 million in loans outstanding. As of December 31, 2017, our largest lending relationship to a single borrower or group of related borrowers consisted of five loans with a total commitment of $18.9 million, with a $16.0 million outstanding balance at year-end. These loans are secured primarily by commercial real estate and were in compliance with loan terms as of December 31, 2017.

Our next four largest relationships consist of $15.6 million in loans and commitments secured primarily by commercial real estate with $13.3 million outstanding; $13.2 million in loans and commitments issued and outstanding which is secured by commercial real estate; $13.1 million in loans and commitments issued secured by commercial real estate with $12.3 million outstanding; and $12.6 million in loans and commitments issued and outstanding which is secured primarily by commercial real estate. As of December 31, 2017, all loans within these relationships were performing as agreed.

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate
Commercial	$318,684	26.75%	$302,577	25.71%	$236,895	21.75%	$198,019	19.25%	$200,817	20.24%
Commercial construction and development	28,164	2.36	22,453	1.91	15,744	1.45	33,102	3.22	13,321	1.34
Consumer closed end first mortgage	448,820 (1)	37.68	482,911 (2)	41.04	497,442 (3)	45.66	523,203 (4)	50.87	533,160 (5)	53.74
Consumer open end and junior liens	69,477	5.83	71,222	6.05	70,990	6.52	71,073	6.91	69,354	6.99
Total real estate loans	865,145	72.62	879,163	74.71	821,071	75.38	825,397	80.25	816,652	82.31

Other loans
Consumer loans
Auto	19,640	1.65	18,939	1.61	15,480	1.42	14,712	1.43	14,856	1.50
Boat/RV	169,238	14.21	141,602	12.03	123,621	11.35	94,761	9.21	79,419	8.01
Other	6,188	0.52	5,892	0.51	6,171	0.56	5,184	0.51	5,766	0.58
Total consumer other	195,066	16.38	166,433	14.15	145,272	13.33	114,657	11.15	100,041	10.09
Commercial and industrial	131,079	11.00	131,103	11.14	123,043	11.29	88,474	8.60	75,402	7.60
Total other loans	326,145	27.38	297,536	25.29	268,315	24.62	203,131	19.75	175,443	17.69

Total loans receivable, gross	1,191,290	100.00%	1,176,699	100.00%	1,089,386	100.00%	1,028,528	100.00%	992,095	100.00%

Undisbursed loans in process	(13,071)		(8,691)		(7,432)		(9,285)		(13,346)
Unamortized deferred loan costs, net	6,503		5,557		4,882		3,583		2,517
Allowance for loan losses	(12,387)		(12,382)		(12,641)		(13,168)		(13,412)
Total loans receivable, net	$1,172,335		$1,161,183		$1,074,195		$1,009,658		$967,854

(1) Includes loans held for sale of $4.6 million.

(2) Includes loans held for sale of $4.1 million.

(3) Includes loans held for sale of $6.0 million.

(4) Includes loans held for sale of $6.1 million.

(5) Includes loans held for sale of $1.9 million.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-Rate Loans
Real estate
Commercial	$44,896	3.77%	$66,898	5.69%	$72,263	6.63%	$85,230	8.29%	$88,031	8.87%
Commercial construction and development	1,709	0.14	1,962	0.17	4,732	0.43	3,941	0.38	2,833	0.29
Consumer closed end first mortgage	347,514 (1)	29.17	371,111 (2)	31.54	381,372 (3)	35.01	392,441 (4)	38.16	398,541 (5)	40.17
Consumer open end and junior liens	19,939	1.67	22,116	1.88	17,106	1.57	19,479	1.89	22,990	2.32
Total real estate loans	414,058	34.75	462,087	39.28	475,473	43.64	501,091	48.72	512,395	51.65

Consumer	193,281	16.23	164,483	13.98	143,171	13.14	112,295	10.92	97,422	9.82
Commercial and industrial	48,253	4.05	52,932	4.50	61,702	5.66	43,378	4.22	32,369	3.26
Total fixed-rate loans	655,592	55.03	679,502	57.76	680,346	62.44	656,764	63.86	642,186	64.73

Adjustable-Rate Loans
Real estate
Commercial	273,788	22.98	235,679	20.03	164,632	15.12	112,789	10.97	112,786	11.37
Commercial construction and development	26,455	2.22	20,491	1.73	11,012	1.02	29,161	2.83	10,488	1.06
Consumer closed end first mortgage	101,306	8.51	111,800	9.50	116,070	10.65	130,762	12.71	134,619	13.57
Consumer open end and junior liens	49,538	4.16	49,106	4.17	53,884	4.95	51,594	5.02	46,364	4.67
Total real estate loans	451,087	37.87	417,076	35.43	345,598	31.74	324,306	31.53	304,257	30.67

Consumer	1,785	0.15	1,950	0.17	2,101	0.19	2,362	0.23	2,619	0.26
Commercial and industrial	82,826	6.95	78,171	6.64	61,341	5.63	45,096	4.38	43,033	4.34
Total adjustable-rate loans	535,698	44.97	497,197	42.24	409,040	37.56	371,764	36.14	349,909	35.27

Total loans receivable, gross	1,191,290	100.00%	1,176,699	100.00%	1,089,386	100.00%	1,028,528	100.00%	992,095	100.00%

Undisbursed loans in process	(13,071)		(8,691)		(7,432)		(9,285)		(13,346)
Unamortized deferred loan costs, net	6,503		5,557		4,882		3,583		2,517
Allowance for loan losses	(12,387)		(12,382)		(12,641)		(13,168)		(13,412)
Total loans receivable, net	$1,172,335		$1,161,183		$1,074,195		$1,009,658		$967,854

(1) Includes loans held for sale of $4.6 million.

(2) Includes loans held for sale of $4.1 million.

(3) Includes loans held for sale of $6.0 million.

(4) Includes loans held for sale of $6.1 million.

(5) Includes loans held for sale of $1.9 million.

The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2017. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The total amount of loans due after December 31, 2018 that have predetermined interest rates is $621.2 million, and the total amount of loans due after such date which have floating or adjustable interest rates is $439.6 million. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Consumer Closed End First Mortgage(1)		Consumer Open End and Junior Liens		Commercial		Construction and Development		Consumer		Commercial Business		Total
	Amount	WAR(3)	Amount	WAR(3)	Amount	WAR(3)	Amount	WAR(3)	Amount	WAR(3)	Amount	WAR(3)	Amount	WAR(3)
	(Dollars in thousands)
Due During Years Ending December 31,
2018(2)	$4,848	4.13%	$232	6.45%	$39,127	5.09%	$12,039	5.06%	$2,457	7.03%	$67,170	4.88%	$125,873	4.98%
2019	1,091	4.59	408	6.61	11,050	4.58	989	4.50	2,509	6.31	14,873	4.45	30,920	4.68
2020	3,311	3.87	298	7.23	3,964	4.85	12,700	4.31	5,387	5.47	8,628	4.14	34,288	4.49
2021 & 2022	11,698	3.54	2,857	6.02	17,519	4.53	417	4.45	21,609	5.29	20,140	4.90	74,240	4.75
2023 & 2024	11,541	3.47	3,246	5.49	11,674	4.76	-	-	12,204	6.20	5,567	4.72	44,232	4.87
2025 to 2039	261,381	3.74	62,436	4.80	205,349	4.48	2,019	5.24	150,900	5.72	14,201	4.86	696,286	4.51
2040 & after	150,373	3.98	-	-	30,001	4.31	-	-	-	-	500	5.90	180,874	4.04
Total	$444,243	3.82%	$69,477	4.91%	$318,684	4.56%	$28,164	4.71%	$195,066	5.72%	$131,079	4.78%	$1,186,713	4.52%

(1) Does not include mortgage loans held for sale.

(2) Includes demand loans, loans having no stated maturity and overdraft loans.

(3) Weighted Average Rate

Consumer Closed End First Mortgages. We originate loans secured by first mortgages on owner-occupied, one- to four-family residences in our market areas for purchase, refinance, home equity and construction purposes. At December 31, 2017, these loans totaled $448.8 million, or 37.7% of our gross loan portfolio.

We generally underwrite and document our one- to four-family loans based on the loan applicant’s employment and credit history and the appraised value of the subject property, consistent with secondary market standards or other prudent underwriting guidelines. For loans with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance to reduce our exposure to 80%. Properties securing our one- to four-family loans are appraised or evaluated consistent with regulatory requirements and prudent lending principles. Origination and servicing practices include perfection of our lien position and appropriate monitoring of insurance and tax payments.

We generally underwrite and document our one- to four-family first lien position home equity loans based on the loan applicant's employment, credit history and the appraised value of the subject property, consistent with prudent underwriting guidelines.  Nearly all first lien home equity loans have a maximum loan-to-value of 80% at origination.  Exceptions would be limited to work-out loan circumstances. Properties securing our one- to four-family loans are appraised or evaluated consistent with regulatory requirements and prudent lending principles.

We originate consumer first mortgage one- to four-family loans on either a fixed- or adjustable-rate basis, and generally maintain a tax or insurance escrow account for these loans. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with the secondary market and other local financial institutions and are consistent with our internal needs. Adjustable-rate mortgage or ARM loans are offered with initial fixed rate terms between one and 10 years. After the initial period, the interest rate for each ARM loan adjusts annually for the remainder of the term of the loan using a margin over the standard one-year treasury index. During fiscal 2017, we originated $10.8 million of one- to four-family ARM loans and $176.4 million of one- to four-family fixed-rate mortgage loans. By way of comparison, during fiscal 2016, we originated $14.8 million of one- to four-family ARM loans and $219.7 million of one- to four-family fixed-rate mortgage loans.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years and are generally fully amortizing, with payments due monthly. A majority of loans with fixed-rate maturities in excess of 15 years are sold on the secondary market. Some loans are retained if their terms meet current portfolio needs consistent with balance sheet objectives. These retained loans normally remain outstanding, however, for a substantially shorter period of time because of home sales, refinancing and other prepayments. A significant change in interest rates could alter considerably the average life of a residential loan in our portfolio. Our one- to four-family loans are generally not assumable, do not contain prepayment penalties and do not permit negative amortization of principal. Most are written using underwriting guidelines that make them readily saleable in the secondary market. At December 31, 2017, our fixed-rate one- to four-family mortgage loan portfolio totaled $347.5 million, or 29.2% of our gross loan portfolio.

Our one- to four-family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years, with payments due monthly. Our ARM loans generally provide for specific minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment on the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds. In order to remain competitive in our market areas, we sometimes originate ARM loans at initial rates below the fully indexed rate. ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s required payments increase, which may increase the potential for default. Our payment history for ARM loans has not been substantially different from fixed rate loans. See “Asset Quality - Non-performing Assets” and “Classified Assets.” At December 31, 2017, our one- to four-family ARM loan portfolio totaled $101.3 million, or 8.5% of our gross loan portfolio.

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

Consumer Open End and Junior Liens. At December 31, 2017, our consumer loans on residential properties, including home equity lines of credit and subordinate home improvement loans, totaled $69.5 million, or 5.8% of our gross loan portfolio. Unused home equity lines of credit totaled $87.1 million at December 31, 2017. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. The term to maturity on our home equity and home improvement loans may be up to 15 years. Most home equity lines of credit have a maximum term to maturity of 20 years and require a minimum monthly payment based on the outstanding loan balance per month, which amount may be re-borrowed at any time. A limited number of home equity lines of credit are approved with monthly payments of accrued interest only. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

Commercial Real Estate Lending. We offer a variety of commercial real estate (CRE) loans for acquisition and renovation. These loans are secured by the real estate and improvements financed, and the collateral ranges from industrial and commercial buildings to churches, office buildings and multi-family housing complexes. We also have a limited amount of farm loans. At December 31, 2017, commercial real estate loans, including multi-family, totaled $318.7 million, or 26.8% of our gross loan portfolio.

Our loans secured by commercial real estate are originated with either a fixed or adjustable interest rate. The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower. Loan-to-value ratios on our commercial real estate loans typically do not exceed 80% of the appraised value, as of origination, of the property securing the loan. These loans typically require monthly payments, may not be fully amortizing and generally have maximum amortizations of 20 years. Loans with amortizations over 20 years require a loan-to-value ratio of 75% or less.

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

Existing residential development loans are typically provided on property located within our market areas and are granted to developers and builders with previous borrowing experience with MutualBank. Financing of a development may include funding of land acquisition and development costs for lots as well as individual construction loans for speculative or pre-sold homes. New activity in residential development and construction lending has been limited by economic conditions for the past several years. We also provide construction-permanent financing for owner-occupied commercial properties for our business customers in our market areas as well as some income-producing property to established borrowers. We have a limited number of commercial real estate development loans. At December 31, 2017, we had $28.2 million in construction and development loans outstanding, representing 2.4% of our gross loan portfolio.

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

Other Consumer Lending. Consumer loans, other than those secured by real estate, generally have shorter terms to maturity and carry higher rates of interest than residential mortgage loans. This reduces our exposure to interest rate risk on these loans. In addition, consumer loan products help to expand and create stronger ties to our customer base by increasing the number of customer relationships and providing cross-marketing opportunities. We offer a variety of secured consumer loans, including auto, boat and recreational vehicle loans, and loans secured by savings deposits. We also offer credit cards and unsecured consumer loans. We originate consumer loans both in our market area through our financial centers and throughout Indiana as well as making consumer loans to customers residing in contiguous states through our indirect lending program. We employ credit scoring models for these types of consumer loan applications. These models evaluate credit and application attributes, with a review of the borrower’s employment and credit history and an assessment of the borrower’s ability to repay the loan. Consumer loans may entail greater risk than one- to four-family residential mortgage loans, especially consumer loans secured by rapidly depreciable assets, such as automobiles, boats and recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by economic downturn, job loss, divorce, illness or personal bankruptcy. At December 31, 2017, our consumer loan portfolio, excluding real estate secured loans, totaled $195.1 million, or 16.4% of our gross loan portfolio.

At December 31, 2017, auto loans totaled $19.6 million, or 1.7% of our gross loan portfolio. Auto loans may be written for up to six years and usually have a fixed rate of interest. Loan-to-value ratios are up to 100% of the MSRP or 120% of invoice for new autos and 110% of value on used cars, based on valuation from official used car guides. Loans for boats and recreational vehicles totaled $169.2 million at December 31, 2017, or 14.2% of our gross loan portfolio. Approximately $162.4 million of other consumer loans at December 31, 2017 had been originated indirectly through dealers and retailers. We generally buy indirect auto, boat and recreational vehicle loans on a rate basis, paying the dealer a cash payment for loans with an interest rate in excess of the rate we require. This premium is amortized over the remaining life of the loan. As specified in written agreements with these dealers, prepayments or delinquencies are charged to future amounts owed to that dealer, with no dealer reserve or other guarantee of payment if the dealer stops doing business with us.

Commercial Business Lending. At December 31, 2017, commercial business loans totaled $131.1 million, or 11.0% of our gross loan portfolio. Most of our commercial business loans have been extended to finance businesses in our market area. Credit accommodations extended include lines of credit for working capital needs, term loans to purchase capital goods and real estate, development lending to foster residential, business and community growth and agricultural lending for inventory and equipment financing.

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

The terms of loans extended on the security of machinery and equipment are based on the projected useful life of the machinery and equipment, generally not to exceed seven years. Lines of credit generally are available to borrowers for up to 12 months and may be renewed by us after an annual review of current financial information.

We issue a few financial-based standby letters of credit which are offered at competitive rates and terms and are generally on a secured basis. We continue to expand our volume of commercial business loans.

Loan Originations, Purchases, Sales and Repayments. We originate loans through referrals from real estate brokers and builders, our marketing efforts, our existing and walk-in customers, and through our subsidiary, Summit Mortgage, Inc. Historically, we have originated many of our non-real estate consumer loans through relationships with dealerships in Indiana. While we originate adjustable-rate and fixed-rate loans, our ability to originate loans depends upon customer demand for loans in our market areas. Demand is affected by local competition, interest rate environment and general market conditions. During the last several years, due to low market rates of interest, our dollar volume of fixed-rate, one- to four-family loans has exceeded the dollar volume of the same type of adjustable-rate loans. As part of our interest rate risk management efforts, we typically sell our fixed rate, one- to four-family residential loans, with terms equal to or greater than 15 years, on the secondary market. We have occasionally purchased adjustable rate one- to four-family residential and commercial real estate loans. In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of loans may be substantially reduced or restricted, with a resultant decrease in interest income.

The Company originates consumer loans, other than loans secured by real estate, in Indiana and contiguous states through our indirect lending program. The indirect lending consumer portfolio consists of loans for autos, boats and recreational vehicles.

During the year ended December 31, 2017, we sold $134.4 million of one- to four-family mortgage loans on the secondary market to Freddie Mac (“FHLMC”), Federal Home Loan Bank of Indianapolis (“FHLBI”) and other investors. As part of our interest rate risk management, the Company chose to sell these loans and recognized a gain on sale of $3.9 million. Servicing was retained on all loans originated through MutualBank but not through our subsidiary, Summit Mortgage.

The following table shows our loan origination, purchase, sale and repayment activities for the years indicated.

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Originations by type
Adjustable rate
Real estate
Commercial	$43,783	$57,026	$28,565
Commercial construction and development	1,827	190	1,505
Consumer closed end first mortgage	10,833	14,790	11,372
Consumer open end and junior liens	15,002	16,732	15,512
Non-real-estate
Consumer	143	266	1,047
Commercial and industrial	3,629	6,609	5,767
Total adjustable-rate	75,217	95,613	63,768
Fixed Rate
Real estate
Commercial	3,488	13,412	3,201
Commercial construction and development	171	10	1,000
Consumer closed end first mortgage	176,414	219,714	204,393
Consumer open end and junior liens	3,536	3,263	3,891
Non-real-estate
Consumer	75,750	64,446	67,117
Commercial and industrial	11,413	11,163	26,870
Total fixed-rate	270,772	312,008	306,472
Total loans originated	345,989	407,621	370,240

Purchases
Real estate
Consumer closed end first mortgage	225	183	144
Total loans purchased	225	183	144

Total additions	346,214	407,804	370,384

Sales and Repayments
Sales
Real estate
Consumer closed end first mortgage	134,367	152,067	145,437
Total loans sold	134,367	152,067	145,437

Principal repayments	195,457	168,956	162,342

Total reductions	329,824	321,023	307,779

Increase (decrease) in other items, net	(5,752)	2,135	2,081

Net increase	$10,638	$88,916	$64,686

Asset Quality

Collection Procedures. When a borrower fails to make a payment on a mortgage loan on or before the default date, a late charge and delinquency notice is mailed. All delinquent accounts are reviewed by a loss mitigation counselor, who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due. If the loan becomes 30 days delinquent, the loss mitigation counselor will generally contact the borrower by phone or send a letter to the borrower in order to identify the reason for the delinquency. Once the loan becomes 60 days delinquent, the borrower is asked to pay the delinquent amount in full or establish an acceptable repayment plan to bring the loan current. Prior to foreclosure, a drive-by inspection is made to determine the condition of the property. If the account becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, a collection officer will generally refer the account to legal counsel, with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. During this 30-day period, the loss mitigation counselor may accept a repayment plan from the borrower that would bring the account current prior to foreclosure.

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

Delinquent Loans. The following table sets forth, as of December 31, 2017, the amounts and categories of delinquent loans that were still accruing interest.

	Accruing Loans Delinquent For
	30 to 59 Days	60 to 89 Days
	(Dollars in thousands)
Real estate
Commercial	$2,171	$3,311
Commercial construction and development	-	-
Consumer closed end first mortgage	5,914	1,198
Consumer open end and junior liens	517	119
Consumer loans	1,695	356
Commercial and industrial	276	10
Total	$10,573	$4,994
Total as a percent of total loans	0.9%	0.4%

As of December 31, 2016, total delinquent loans that were still accruing interest 30 to 59 days and 60 to 89 days were $10.1 million, or 0.9% of our gross loan portfolio, and $2.2 million, or 0.2% of our gross loan portfolio, respectively. See Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information about our past due loans.

Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets at the dates indicated. Generally, loans are placed on non-accrual status when the loan becomes more than 90 days delinquent or sooner when collection of interest becomes doubtful. At December 31, 2017, we had troubled debt restructurings totaling $2.4 million, $1.0 million of which were included in non-accruing loans. Troubled debt restructurings involve forgiving a portion of interest or principal or making other adjustments to assist a borrower who is unable to meet the original terms of the loan. These restructurings are included in non-accruing loans until they perform according to the modified terms for six months. Then, if continued payments under the modified terms are deemed probable, and it is anticipated all principal will be recovered, they are removed from non-accrual status. Foreclosed assets include assets acquired in settlement of loans.

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Non-accruing loans(1):
Real estate:
Commercial real estate	$1,107	$912	$2,356	$2,023	$1,349
Commercial construction and development	-	-	-	209	1,103
Consumer closed end first mortgage	3,409	3,626	3,592	3,499	4,057
Consumer open end and junior liens	309	335	783	658	421
Total real estate loans	4,825	4,873	6,731	6,389	6,930

Other loans:
Consumer	236	253	148	218	361
Commercial and industrial	159	18	25	605	1,109
Total other loans	395	271	173	823	1,470
Total non-accruing loans	5,220	5,144	6,904	7,212	8,400

Accruing loans delinquent 90 days or more:
Real estate:
Consumer closed end first mortgage	31	237	267	226	175
Consumer open end and junior liens	-	-	-	-	13
Total	31	237	267	226	188

Total nonperforming loans	5,251	5,381	7,171	7,438	8,588

Other real estate owned and repossessed assets:
Real estate:
Commercial real estate	-	215	62	1,366	2,477
Construction and development		-	974	34	1,699
Consumer closed end first mortgage	251	502	906	1,429	3,974
Other loans:
Consumer	331	481	513	476	283
Commercial business	151	-	-	-	-
Total	733	1,198	2,455	3,305	8,433

Total non-performing assets	$5,984	$6,579	$9,626	$10,743	$17,021
Total as a percentage of total assets	0.38%	0.42%	0.65%	0.75%	1.22%

(1) Includes non-performing troubled debt restructurings.

For the year ended December 31, 2017, gross interest income that would have been recorded had these non-accruing loans been current in accordance with their original terms amounted to $242,000. The amount included in interest income on these loans for the year ended December 31, 2017, was $148,000.

See Item 7 –“ Management’s Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition at December 31, 2017 Compared to December 31, 2016 - Delinquencies and Non-performing Assets” for more information on our nonperforming assets.

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

In connection with the filing of the Bank’s periodic reports in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review, at December 31, 2017, we had classified $17.3 million of the Bank’s assets as substandard or doubtful; $733,000 in other real estate owned and repossessed assets and $16.6 million in substandard loans. The total amount classified represented 11.5% of our stockholders’ equity and 1.1% of our assets at December 31, 2017, compared to 8.1% and 0.7%, respectively, at December 31, 2016. See Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information about our classified assets and credit risk profile of our loan portfolio.

Provision for Loan Losses. We recorded a provision for loan losses during the year ended December 31, 2017 of $1.2 million, compared to $850,000 for the year ended December 31, 2016 and $125,000 for the year ended December 31, 2015. The provision for loan losses increased in 2017 primarily due to an increase in the loan portfolio, excluding loans held for sale, of $10.6 million, or 0.9% over the last year, in combination with an increase in net charge-offs. The loan mix has contributed to the increase in provision with commercial and non-real estate consumer loans making up 57.0% of the loan portfolio at the end of 2017 compared to 53.2% as of the end of 2016. Net charge-offs for 2017 equaled $1.2 million, or 0.10% of total average loans compared to $1.1 million, or 0.10% of total average loans in 2016. The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Allowance for Loan Losses.”

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

At December 31, 2017, our allowance for loan losses was $12.4 million, or 1.05% of the total loan portfolio, and approximately 235.9% of total non-performing loans. Our allowance for loan losses balance increased 0.04% from December 31, 2016. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that are susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.

The following table sets forth an analysis of our allowance for loan losses.

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$12,382	$12,641	$13,168	$13,412	$16,038

Charge-offs:
Commercial	161	274	104	289	2,713
Mortgage	284	420	643	572	886
Consumer	967	788	640	1,021	940
Total charge-offs	1,412	1,482	1,387	1,882	4,539

Recoveries:
Commercial	24	85	498	499	69
Mortgage	13	25	34	31	273
Consumer	160	263	203	258	271
Total recoveries	197	373	735	788	613

Net charge-offs	1,215	1,109	652	1,094	3,926
Provisions charged to operations	1,220	850	125	850	1,300
Balance at end of period	$12,387	$12,382	$12,641	$13,168	$13,412

Ratio of net charge-offs during the period to average loans outstanding during the period	0.10%	0.10%	0.06%	0.11%	0.40%

Allowance as a percentage of non-performing loans	235.90%	230.99%	176.28%	177.04%	156.15%

Allowance as a percentage of total loans (end of period)	1.05%	1.06%	1.17%	1.30%	1.37%

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

Although the Bank has not had a trading portfolio in recent history, we are permitted by the Board of Directors to have a trading portfolio of up to $5.0 million and to trade up to $2.0 million in these securities at any one time. At December 31, 2017, however, we did not have a trading portfolio. See Note 4 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

A majority of MutualBank’s investment portfolio is under the management of its wholly owned subsidiary, Mutual Federal Investment Company. Mutual Federal Investment Company, a Nevada corporation, holds, services, manages and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to Mutual Federal Investment Company. Mutual Federal Investment Company’s investment policy, for the most part, mirrors that of the Bank’s. Mutual Federal Investment Company has hired a third-party investment advisor to manage its securities portfolio, subject to the oversight of its Board of Directors. At December 31, 2017, MutualBank had $277.4 million in consolidated investment securities carried at fair value. The portfolio is comprised of available for sale securities. At that date, Mutual Federal Investment Company managed $261.3 million of the total available for sale portfolio.

The following table sets forth the composition of our investment and mortgage-related securities portfolio and our other investments at the dates indicated. As of December 31, 2017, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government, its agencies or government sponsored entities.

	December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
Mortgage-backed securities	$68,335	$67,798	$92,871	$92,517	$106,524	$107,838
Collateralized mortgage obligations	88,488	87,250	68,621	68,047	84,976	84,652
Municipal obligations	107,060	110,495	77,474	77,682	54,427	57,188
Corporate obligations	12,966	11,835	12,822	11,667	12,805	11,460
Total securities available for sale	276,849	277,378	251,788	249,913	258,732	261,138

Investment in limited partnerships	227	N/A	327	N/A	427	N/A
Federal Home Loan Bank stock	11,183	N/A	10,925	N/A	10,482	N/A
Total investments	$288,259	$277,378	$263,040	$249,913	$269,641	$261,138

The following table indicates, as of December 31, 2017, the composition and contractual maturities of our investment securities, excluding Federal Home Loan Bank (“FHLB”) stock.

	Due In
	Less Than 1 year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Amortized	Amortized	Amortized	Amortized	Amortized	Fair
	Cost	Cost	Cost	Cost	Cost	Value
	(Dollars in thousands)
Available for sale:
Mortgage-backed securities	$-	$1,419	$7,050	$59,866	$68,335	$67,798
Collateralized mortgage obligations	-	-	-	88,488	88,488	87,250
Municipal obligations	160	501	19,500	86,899	107,060	110,495
Corporate obligations	-	4,500	4,544	3,922	12,966	11,835
	$160	$6,420	$31,094	$239,175	$276,849	$277,378

Weighted average yield	7.00%	2.95%	3.21%	2.70%	2.77%

MutualBank conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment (“OTTI”) has occurred. Economic models are used to determine whether an other-than-temporary impairment has occurred on these securities. While all securities are considered, the securities primarily impacted by other-than-temporary impairment testing are private-label mortgage-backed securities and trust preferred securities. During the years ended December 31, 2017, 2016 and 2015 we did not recognize any OTTI on our investments. No securities in the portfolio were non-performing as of December 31, 2017. The remaining two trust preferred securities were priced using a discounted cash flow analysis as of December 31, 2017.

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

Pooled Trust Preferred Securities. The Bank has invested in pooled trust preferred securities. At December 31, 2017, the current book balance of our pooled trust preferred securities was $3.9 million. The original par value of these securities was $4.0 million. All pooled trust preferred securities owned were performing as agreed during 2017. As of May 2017, current Moody’s rated these bonds as Aa3 for Alesco Preferred Funding IX and Ba2 for U.S. Capital Funding I. All pooled trust preferred securities owned by the Bank are exempt from the Volcker Rule.

The following table provides additional information related to the Bank’s investment in trust preferred securities as of December 31, 2017.

Deal Name	Class	Original Par	Book Value	Fair Value	Unrealized Loss	Realized Losses 2017	Lowest Ratings	Number of Banks / Insurance Cos. Currently Performing	Total Number of Banks and Insurance Cos. In Issuance (Unique)	Actual Deferrals/ Defaults (as a % of original collateral)	Total Projected Defaults (as a % of performing collateral) (1)	Excess subordination (after taking into account best estimate of future deferrals/ defaults) (2)
	(Dollars in Thousands)
Alesco Preferred Funding IX	Aa3	$1,000	$922	$599	$(322)	$-	CCC-	45	48	2.85%	8.23%	53.61%
U.S. Capital Funding I	B3	3,000	3,000	2,122	(878)	-	Caa1	26	30	7.95%	5.92%	12.29%
		$4,000	$3,922	$2,721	$(1,200)	$-

(1)	A 10% recovery is applied to all projected defaults by depository institutions. A 15% recovery is applied to all projected defaults by insurance companies. No recovery is applied to current defaults.
(2)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a pool can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

Sources of Funds

General. Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits. We offer deposit accounts to consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market areas as well as online through our internet banking product. The Bank participates in services through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit services. All ICS and CDARs deposit accounts are classified as brokered deposits. The Bank both purchases CDARS and ICS deposits and participates in reciprocal CDARS and ICS deposit services for our customers. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. Occasionally we will accept brokered deposits from a deposit broker. At December 31, 2017, our brokered deposits totaled $92.8 million, or 7.7% of total deposits, with an average interest rate of 1.34% and a 0.65 year weighted-average maturity.

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

The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2017, we were in compliance with these reserve requirements.

The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered at the dates indicated.

	December 31,
	2017		2016		2015
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transactions and savings deposits:
Noninterest bearing accounts	$194,134	16.15%	$178,046	15.44%	$179,542	16.45%
Savings accounts	138,348	11.51	136,314	11.82	131,578	12.06
Interest-bearing NOW and demand accounts	330,821	27.52	292,977	25.40	267,089	24.47
Money market accounts	167,574	13.94	173,305	15.03	162,551	14.89
Total non-certificates	830,877	69.12	780,642	67.69	740,760	67.87

Certificates:
0.00 -1.99%	302,734	25.19	312,498	27.09	305,517	27.99
2.00 -3.99%	68,423	5.69	60,240	5.22	45,052	4.13
4.00 -5.99%	-	0.00	2	0.00	53	0.01
Total certificates	371,157	30.88	372,740	32.31	350,622	32.13
Total deposits	$1,202,034	100.00%	$1,153,382	100.00%	$1,091,382	100.00%

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2017.

	0.00 - 1.99%	2.00 - 3.99%	4.00 - 5.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2018	$68,499	$761	$-	$69,260	18.65%
June 30, 2018	52,500	193	-	52,693	14.20
September 30, 2018	29,831	168	-	29,999	8.08
December 31, 2018	20,184	3	-	20,187	5.44
March 31, 2019	8,939	1	-	8,940	2.41
June 30, 2019	15,359	-	-	15,359	4.14
September 30, 2019	14,571	114	-	14,685	3.96
December 31, 2019	14,791	5,144	-	19,935	5.37
March 31, 2020	16,236	445	-	16,681	4.49
June 30, 2020	22,742	3,296	-	26,038	7.02
September 30, 2020	7,346	4,806	-	12,152	3.27
December 31, 2020	4,055	11,967	-	16,022	4.32
Thereafter	27,681	41,525	-	69,206	18.65
Total	$302,734	$68,423	$-	$371,157	100.00%

Percent of total	$81.56%	18.44%	-%	100.00%

The following table indicates, as of December 31, 2017, the amount of our certificates of deposit and other deposits by time remaining until maturity.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates of deposit less than $100,000	$20,561	$27,251	$25,442	$103,584	$176,838
Certificates of deposit of $100,000 or more	12,347	14,711	16,543	70,089	113,690
Brokered deposits	32,959	9,908	7,894	20,109	70,870
Public Funds (1)	3,393	823	307	5,236	9,759
Total Certificates of deposit	$69,260	$52,693	$50,186	$199,018	$371,157

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

We may obtain advances from the FHLB of Indianapolis upon the pledging of certain collateral. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2017 we had $217.2 million in FHLB advances outstanding. Based on current collateral levels, we could borrow an additional $51.4 million from the FHLB at prevailing interest rates. In order to have access to FHLB advances, we are required to own stock in the FHLB of Indianapolis. At December 31, 2017, we had $11.2 million in that stock.

We also are authorized to borrow from the Federal Reserve Bank of Chicago’s “discount window.” We have never borrowed from the Federal Reserve Bank and currently do not have any assets pledged to them for borrowing.

The Bank also has three fed fund lines totaling $40 million. There was no outstanding balance on any of these lines as of December 31, 2017.

The Company acquired $5.0 million of issuer trust preferred securities in the 2008 acquisition of another financial institution. The net balance of these securities as of December 31, 2017 was $4.2 million due to the purchase accounting adjustment made at the time of the acquisition. The securities bore a fixed rate of interest of 6.22% for the first five years, resetting quarterly thereafter at the prevailing three-month LIBOR rate plus 170 basis points. The Company has had the right to redeem the trust preferred securities, in whole or in part, without penalty, since September 15, 2010. These securities mature on September 15, 2035.

The following table sets forth, for the years indicated, the maximum month-end balance and average balance of FHLB advances and other borrowings.

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Maximum Balance:
FHLB advances	$240,591	$243,817	$225,617
Other borrowings	4,232	10,312	10,181

Average Balance:
FHLB advances	$221,932	$230,329	$198,854
Other borrowings	4,211	8,421	9,875

The following table sets forth certain information as to our borrowings at the dates indicated.

	December 31,
	2017	2016	2015
	(Dollars in thousands)
FHLB advances	$217,163	$240,591	$225,617
Other borrowings	4,232	4,189	9,458
Total borrowings	$221,395	$244,780	$235,075

Weighted average interest rate of FHLB advances	1.72%	1.53%	1.52%
Weighted average interest rate of other borrowings(1)	3.29%	2.66%	3.17%

(1)	Our other borrowings include subordinated debt as of December 31, 2017.

Trust and Financial Services

MutualWealth and MutualFinancial are the wealth management and brokerage divisions of the Bank that provide a variety of fee-based financial services, including trust and estate administration, investment management services, life insurance, broker advisory services, retirement plan administration and private banking services, in our market areas. Trust services are provided to both individual and corporate customers, including personal trust and agency accounts, employee benefit plans and corporate bond trustee accounts. These activities provide a significant source of fee income to the Company and in 2017 constituted 27.8% of the Company’s non-interest income.

Subsidiary and Other Activities

The Company, as a bank holding company that has elected to be treated as a financial holding company, is allowed to engage in activities and invest in subsidiaries as authorized by Federal law and the regulations of the FRB. At December 31, 2017, the Company had an active captive insurance company, MutualFirst Risk Management, Inc. and another subsidiary, Mutual Risk Advisors, an information security consulting firm.

As an Indiana commercial bank, MutualBank is allowed to invest in subsidiaries as authorized by Indiana law and the IDFI. Under federal law and FDIC regulations, those subsidiaries generally may engage as principal only in activities that are permissible for national bank subsidiaries, unless the Bank receives FDIC approval to engage in other activities permitted by Indiana law and the IDFI. Activities engaged in as agent, including insurance agency activities, are not subject to this limitation.

At December 31, 2017, MutualBank had an active investment subsidiary, Mutual Federal Investment Company, which is a Nevada corporation that holds and manages a portion of MutualBank’s investment portfolio. As of December 31, 2017, the market value of securities managed was $261.3 million. Mutual Federal Investment Company has one active subsidiary, Mutual Federal REIT, Inc., which is a Maryland corporation holding approximately $45.6 million in consumer closed end first mortgage loans.

The Bank had one other active subsidiary as of December 31, 2017. Summit Service Corporation which controls the 100% wholly owned active subsidiary, Summit Mortgage, Inc., which is an Indiana corporation that originates and sells consumer closed end first mortgage loans. As of December 31, 2017, Summit Mortgage had $4.2 million in loans held for sale.

Employees

At December 31, 2017, we had a total of 390 full-time and 32 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

How We Are Regulated

MutualFirst Financial is a financial holding company subject to FRB regulation, and MutualBank is an Indiana commercial bank subject to regulation by the IDFI and the FDIC. The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which has authority to promulgate regulations intended to protect consumers with respect to financial products and services, including those provided by the Bank, and to restrict unfair, deceptive or abusive conduct by providers of consumer financial products and services. The FDIC examines the Bank for compliance with these regulations. As a public company, the Company is subject to the regulation and reporting requirements of the SEC.

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

MutualFirst Financial. MutualFirst Financial is a bank holding company that has elected to be treated as a financial holding company. MutualFirst is required to register and file reports with the FRB and is subject to regulation and examination by the FRB, including requirements that the Company serve as a source of financial and managerial strength for the Bank, particularly if the Bank is in financial distress. In addition, the FRB has enforcement authority over the Company and any of its non-bank subsidiaries. The Company’s direct activities and those of its non-bank subsidiaries are subject to FRB regulation and must be activities permissible for a bank holding company, or for a financial holding company (generally securities and insurance activities). The Company must obtain FRB approval to acquire substantially all the assets of another bank or bank holding company or to merge with another bank holding company. In addition, the Company must obtain FRB authorization to control more than 5% of the shares of any other bank or bank holding company and may not own more than 5% of any other entity engaged in activities not permitted for the Company. The IDFI also has certain oversight authority over the Company, including acquisitions of banks and bank holding companies. The FRB imposes consolidated capital requirements on the Company. See “- Regulatory Capital Requirements.”

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

The Bank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. The basic deposit insurance level is $250,000 per each separately insured depositor, as defined in FDIC regulations. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended December 31, 2017 were $724,000. The FDIC’s premium rates may increase due to strains on the FDIC deposit insurance fund resulting from the cost of bank failures. Also, if the Bank’s regulatory capital or supervisory ratings deteriorate, these deposit insurance premiums may increase.

In accordance with the Dodd-Frank Act, the FDIC has issued regulations setting insurance premium assessments based on an institution's total assets minus its Tier 1 capital instead of its deposits. The Bank’s FDIC premiums are based on its supervisory ratings and certain financial ratios. Federal law requires that the reserve ratio of the FDIC deposit insurance fund be at least 1.35% by September 2020, and the FDIC has established a plan to meet that requirement.

The FDIC may prohibit the Bank from engaging in any activity that it determines by regulation or order to pose a serious risk to the deposit insurance fund and may terminate our deposit insurance if it determines that we have engaged in unsafe or unsound practices or are in an unsafe or unsound condition.

Regulatory Capital Requirements. Both MutualFirst and MutualBank are required to maintain a minimum level of regulatory capital. The FRB and the FDIC have established capital standards for the Company and the Bank. The FRB and the FDIC also may impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Capital Resources” for information on the Company’s and the Bank’s compliance with these capital requirements.

The current capital regulations of the FRB and FDIC became effective at the beginning of 2015 (with some changes phased in over several years). The capital regulations establish required minimum ratio for common equity Tier 1 (“CET1”) capital, Tier 1 capital and total capital and the minimum leverage ratio; establish risk-weightings for assets and certain off-balance sheet items for purposes of the risk-based capital ratios; require an additional capital conservation buffer over the minimum risk-based capital ratios; and define what qualifies as capital for purposes of meeting the capital requirements.

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

There are a number of changes in what constitutes regulatory capital compared to earlier regulations, subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. Mortgage servicing and deferred tax assets over designated percentages of CET1 are deducted from capital. In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities. Because of our asset size, we had the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations. We made the decision to opt out.

The capital regulations changed in the risk-weighting of certain assets to better reflect credit risk and other risk exposure compared to earlier regulations. These changes include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (set at 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, the capital regulations require a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based in order to avoid limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses. The phase-in of the capital conservation buffer requirement began on January 1, 2016, when a buffer greater than 0.625% of risk-weighted assets was required, which amount increases each year until the buffer requirement is fully implemented on January 1, 2019.

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

The ability of the Company to pay dividends to its stockholders is primarily dependent on the receipt of dividends from the Bank. Under Maryland law, the Company cannot pay cash dividends if it would render the Company unable to pay its debts or would be insolvent (unless they are paid from recent earnings).

The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, a bank holding company may be prohibited from paying any dividends if the holding company’s bank subsidiary is not adequately capitalized. The payment of dividends by a bank or a bank holding company can also be restricted under the capital conversation buffer requirements in the capital regulations.

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

Federal Taxation

General. We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to us. MutualFirst’s federal income tax returns have been closed without audit by the IRS through its year ended December 31, 2013. MutualFirst and MutualBank will file a consolidated federal income tax return for fiscal year 2017.

Tax Cuts and Jobs Act (“Tax Act”). The Tax Act was enacted on December 22, 2017 reducing the Company’s federal corporate tax rate from 34% to 21%, effective January 1, 2018. At December 31, 2017, the Company has substantially completed its accounting for the tax effects of enactment of the Tax Act. For deferred tax assets and liabilities, amounts were remeasured based on the rates expected to reverse in the future, which is now 21%. Based on this new law, we recorded an additional tax expense of $2.0 million due to the revaluation of the company’s deferred tax asset. The Company continues to analyze certain aspects of the Tax Act and further refinements are possible, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. We do not expect these adjustments to materially impact our financial statements.

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

Minimum Tax. For tax years beginning after December 31, 2017, corporate alternative minimum tax is repealed. The prior year minimum tax credit is continued to be allowed to offset the taxpayer’s regular tax liability for any tax year. For tax years beginning after 2017 and before 2022, the prior year minimum tax credit would be refundable in an amount equal to 50% (100% for tax years beginning in 2021) of the excess of the credit for the tax year over the amount of the credit allowable for the year against regular tax liability. MutualBank has $1.4 million available as minimum tax credits for carryover, as of December 31, 2017.

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

State Taxation

MutualBank is subject to Indiana’s financial institutions tax, which is imposed at a flat rate as of December 31, 2017, of 6.5% on “adjusted gross income” apportioned to Indiana. “Adjusted gross income,” for purposes of the financial institutions tax, begins with taxable income as defined by Section 63 of the Internal Revenue Code and incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications including only considering members of the combined group which have Indiana nexus. Indiana legislature started reducing the financial institutions tax from 8.5% to 6.5% in 0.5% increments over a four year period that commenced in 2014. The full rate reduction to 4.9% will be phased in fully by 2023.

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

Substantially all of our loans are located in northern and east central Indiana, which was impacted by the recession more severely than the national average. Our primary market area, which consists of Allen, Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana and Berrien county in Michigan, has experienced limited population growth of 0.64% from 2000 through 2010. This data from the census bureau reflects population increases in our northern region market of 2.02% compared to the reduction in population of our central region of (3.04%). Unemployment levels in our market areas in Indiana historically have been above the state and federal averages but have been below the state and federal level over the last two years. According to data published by the Bureau of Labor Statistics of the United States Department of Labor, the national unemployment rate for the United States at December 31, 2017 was 3.9% (not seasonally adjusted) compared to an average rate of 3.9% (not seasonally adjusted) for our market areas in Indiana. See “Item 1 - Business - Market Area.”

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

Combining the Company and Universal Bancorp, which was completed during the first quarter 2018, may be more difficult, costly or time consuming than expected, and the anticipated benefits and cost savings of the merger may not be realized.

The success of the merger, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine the businesses of MutualFirst and Universal. To realize these anticipated benefits and cost savings, after the completion of the merger, we expect to integrate Universal’s business into our own. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. If we experience difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause us and/or Universal to lose customers or cause customers to remove their accounts from MutualFirst and/or Universal and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Universal and MutualFirst during this transition period and on us for an undetermined period after completion of the merger. In addition, the actual cost savings of the merger could be less than anticipated.

A substantial portion of our assets consist of various types of loans that carry varying levels of credit and interest rate risk and that are sensitive to changes in the local and national economies.

Loans Secured by Residential Property. At December 31, 2017, $518.3 million, or 43.5% of our total loan portfolio, was secured by one- to four-family residential property, including loans held for sale and home equity loans and home equity lines of credit. This type of lending is generally sensitive to regional and local economic conditions that impact the ability of borrowers to meet their loan payment obligations. Although we continue to see recovery in the market areas we serve, the decline in residential real estate values as a result of the last downturn in the Indiana housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we could incur losses if borrowers default on their loans. In addition, borrowers seeking to sell their homes may find that they cannot sell their properties for an amount equal to or greater than the unpaid principal loan balance. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

Commercial Real Estate, Construction and Development and Commercial Business Loans. At December 31, 2017, $478.0 million, or 40.1% of our total loan portfolio, consisted of commercial real estate, construction and development and commercial business loans to small and mid-sized businesses, predominantly in our primary market area, which are the types of businesses that have a heightened vulnerability to local economic conditions. At December 31, 2017, our loan portfolio included $28.2 million of commercial construction and development loans, $318.7 million of commercial real estate loans and $131.1 million of commercial business loans compared to $22.5 million, $302.6 million and $131.1 million for construction and development, commercial real estate and business loans, respectively, at December 31, 2016. Because we have seen growth in the credit risk of the portfolio in 2017 primarily due to the increased percentage of our total loan portfolio in these types of loans, a decline in property values and other market impacts could lead to an increase in non-performing loans. See “Item 1 - Business of MutualBank - Asset Quality - Non-Performing Assets.”

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

Other Consumer Loans. At December 31, 2017, $195.0 million, or 16.4% of our total loan portfolio consisted of consumer loans, of which $19.6 million consisted of automobile loans, $169.2 million consisted of boat/RV loans and $6.2 million consisted of other consumer loans, including unsecured lines of credit. Generally, we consider these types of loans to involve a higher degree of risk compared to mortgage loans on one- to four-family, owner-occupied residential properties, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Although our indirect loans, which totaled $176.7 million at December 31, 2017, were underwritten by a third party using our guidelines, they were primarily originated to customers outside of our normal lending area which presents greater risks than other types of lending activities. As a result of this portfolio of consumer loans, it may become necessary to increase the level of our provision for loan losses, which could negatively impact our earnings and financial condition.

Adjustable Rate Loans. At December 31, 2017, $535.7 million, or 45.0% of our total loan portfolio consisted of adjustable rate loans. Borrowers with adjustable rate loans are exposed to increased monthly payments when the related interest rate adjusts upward under the terms of the loan to the rate computed in accordance with the applicable index and margin. Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable-rate loans, increasing the possibility of default. Borrowers seeking to avoid these increased monthly payments by refinancing their loans may no longer be able to find available replacement loans at comparable or lower interest rates. In addition, declining real estate prices may prevent refinancing or a sale of the property, because borrowers have insufficient equity in the real estate. These events, alone or in combination, may contribute to higher delinquency rates and negatively impact our earnings.

If our allowance for loan losses is not sufficient to cover actual loan losses or our non-performing assets increase, our earnings will suffer. Increases in our provision for loan losses adversely impact our earnings and operations.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience and evaluate current economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance. Additions to our allowance decrease our net income. Our regulators periodically review our allowance for loan losses and may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their review. These increases in our allowance for loan losses or loan charge-offs may have a material adverse effect on our financial condition and results of operations. Our allowance for loan losses was 1.05% of gross loans and 235.90% of non-performing loans at December 31, 2017, compared to 1.06% of gross loans and 230.99% of non-performing loans at December 31, 2016 and 1.17% of gross loans and 176.28% of non-performing loans at December 31, 2015.

At December 31, 2017, our non-performing assets (which consist of non-accrual loans, loans 90 days delinquent and still accruing, non-accrual troubled debt restructurings, foreclosed real estate and other repossessed assets) totaled $6.0 million, which was a decrease of $600,000, or a 9.0% reduction in non-performing assets from December 31, 2016. This decrease reflects improved economic conditions within our market areas. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, we must write down the value of properties in our real estate owned (“REO”) portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs including taxes, insurance and maintenance related to our REO. Further, the resolution of non-performing assets requires the active involvement of management, potentially distracting them from the overall supervision of our operations and other income-producing activities.

During 2017, we recorded a provision for loan losses of $1.2 million compared to $850,000 in 2016 and $125,000 in 2015. We also recorded net loan charge-offs of $1.2 million in 2017, compared to $1.1 million in 2016 and $652,000 million in 2015. During 2017, we experienced an increase in net charge-offs in addition to an increase in our loan portfolio of $10.6 million. This combination increased our need to add to our allowance for loan loss to support the existing loan portfolio mix with commercial and non-real estate consumer loans making up 57.0% of the loan portfolio at the end of 2017 compared to 53.2% at the end of 2016. We did not experience declining trends in the housing, real estate and local business markets; however, if that would return, we would expect increased levels of delinquencies and credit losses to return, which would adversely impact our financial condition and results of operations.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2017, the fair value of our portfolio of available for sale securities totaled $277.4 million. Gross unrealized gains on these securities totaled $4.1 million, while gross unrealized losses on these securities totaled $3.5 million, resulting in a net unrealized gain of $529,000 at December 31, 2017.

At December 31, 2017, our interest rate risk analysis indicated that our net portfolio value would decrease by 10.4% if there was an instantaneous parallel 200 basis point increase in market interest rates. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Asset/Liability Management.”

Our strategies to modify our interest rate risk profile may be difficult to implement.

Our asset/liability management strategies are designed to minimize our interest rate risk sensitivity. One such strategy is to increase the amount of adjustable rate and/or short-term assets. The Bank offers adjustable rate loan products as a means to achieve this strategy. The recent availability of lower rates on fixed-rate loans has generally created a decrease in borrower demand for adjustable rate assets. Additionally, these adjustable-rate assets may prepay. Despite this, at December 31, 2017, 45.0% of our loan portfolio consisted of adjustable-rate loans, compared to 42.2% at December 31, 2016.

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

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings, which may materially adversely affect our stockholders’ equity, regulatory capital and continuing operations. Fluctuations in market value may be caused by decreases in interest rates, lower market prices for securities and limited investor demand, as well as the default rates of specific financial institutions whose securities provide the underlying collateral for these securities and changes in credit risk based on the condition of the issuer. The valuation of our investment securities also is influenced by the implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting, which requires us to report our available for sale securities at their estimated fair value. Our stockholders’ equity is periodically adjusted by the amount of change in the estimated fair value of the available for sale securities, net of taxes. At December 31, 2017, the change in unrealized gains on securities available for sale from the level at December 31, 2016 was an increase of $2.4 million. When OTTI is present, the market environment more likely than not limits our ability to mitigate our exposure to valuation changes in these securities by selling them.

Our securities portfolio is evaluated for OTTI on at least a quarterly basis. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. We have not recorded any OTTI since 2011. As of December 31, 2017, we have no securities that are deemed impaired.

If our investments in real estate are not properly valued or sufficiently reserved for to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

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

Our agreements with investors to sell our loans generally contain covenants that require us to repurchase loans under certain circumstances, including some delinquencies, or to return premiums paid by those investors if the loans are paid off early. If we are required to repurchase sold loans under these covenants, they may be deemed troubled loans, with the potential for charge-offs and/or loss provision changes, which could impact our earnings and asset quality ratios adversely. The Bank was not required to repurchase any loans from investors during 2017 or 2016.

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

We sell a portion of our one- to four-family loans in the secondary market. We generally retain the right to service these loans through the Bank. At December 31, 2017, the book value of our MSRs was $1.5 million. We use a financial model that uses, wherever possible, quoted market prices to value our MSRs. This model is complex and also uses assumptions related to interest and discount rates, prepayment speeds, delinquency and foreclosure rates and ancillary fee income. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the model. The primary risk associated with MSRs is that they will lose a substantial portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. If prepayment speeds increase more than estimated or delinquency and default levels are higher than anticipated we may be required to write down the value of our MSRs which could have a material adverse effect on our net income and capital levels. The Company obtains independent valuations at least semi-annually to determine if impairment in the asset exists.

Declining economic conditions may adversely impact the fees generated by our asset management and trust business.

To the extent our asset management and trust clients and their assets become adversely impacted by weak economic and stock market conditions, they may choose to withdraw the assets managed by us and/or the value of their assets may decline. Our asset management revenues are based on the value of the assets we manage. If our clients withdraw assets or the value of their assets decline, our revenues from these activities may be adversely affected. These fees totaled $4.0 million and $3.9 million in 2017 and 2016, respectively.

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

At December 31, 2017, we had a core deposit premium of $71,000, due mainly to our 2008 acquisition of another financial institution. We also expect to record a core deposit premium in 2018 in connection with the merger with Universal. Under GAAP, we are required to periodically assess the value of this intangible asset based on a number of factors to determine if there is partial or full impairment. The factors taken into consideration include the market price of our stock, the net present value of our assets and liabilities and valuation information for similar financial institutions. This evaluation involves a substantial amount of judgment. If actual conditions underlying the factors differ from our assessment, the core deposit intangible could be subjected to faster amortization or partial or complete impairment, which would reduce the value of this asset and reduce our earnings, perhaps materially.

We currently hold a significant amount of bank-owned life insurance.

At December 31, 2017, we held $90.5 million of bank-owned life insurance or BOLI on key employees and executives, with a cash surrender value of $52.7 million. These policies are maintained to informally fund various benefit plans. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

We may not be able to fully realize our deferred tax asset.

At December 31, 2017, we had a $7.5 million deferred income tax asset based on differences between the financial statement amounts and tax bases of assets and liabilities and reflecting mainly an allowance for loan loss timing difference and business tax and AMT carryover. The value of our deferred income tax benefit is reviewed regularly under various forecasts and assumptions, including anticipated levels of taxable net income, to determine the likelihood of realizing the benefit. If actual results or subsequent forecasts differ from our current judgments, to the extent that it becomes more likely than not that this benefit will not be fully realized, we would have to write down this asset, which would negatively impact results of operations and reduce our asset size.

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

At December 31, 2017, we owned $11.2 million in FHLB of Indianapolis stock. We are required to own this stock to be a member of and to obtain advances from our FHLB. This stock is not marketable and can only be redeemed by our FHLB. The most recent stock buyback initiated by FHLB was in 2015. Our FHLB’s financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB stock to be deemed impaired, resulting in a decrease in our earnings and assets.

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

The CFPB has finalized a number of significant rules that could have a significant impact on our business and the financial services industry more generally. In particular, the CFPB has adopted rules impacting nearly every aspect of the lifecycle of a residential mortgage loan. The CFPB has also issued guidance which could significantly affect the automotive financing industry by subjecting indirect auto lenders, such as the Bank, to regulation as creditors under the Equal Credit Opportunity Act, which would make indirect auto lenders monitor and control certain credit policies and procedures undertaken by auto dealers.

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

The Dodd-Frank Act established 1.35% of total insured deposits as the minimum reserve ratio for the FDIC Deposit Insurance Fund effective September 30, 2020. The FDIC adopted a plan under which it will meet this ratio by the statutory deadline and has reached a 1.28% as of September 30, 2017. The FDIC must offset the requirement that the minimum reserve ratio to reach 1.35% on institutions with assets less than $10 billion. To implement the offset requirement, FDIC regulations require that institutions with assets of $10 billion or more pay a surcharge during a temporary period and smaller institutions will receive credits whenever the reserve ratio reaches 1.38%. The FDIC has not announced how it will implement this offset. In addition to the statutory minimum ratio, the FDIC must set a designated reserve ratio or DRR, which may exceed the statutory minimum. The FDIC has set 2.0% as the DRR.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution's total assets minus its tangible equity instead of its deposits. Since the implementation of these changes, we have seen a decline in our deposit insurance premiums. The insurance costs were $724,000, $788,000 and $897,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Our future deposit insurance premiums may increase if the FDIC determines that it will not meet the required or anticipated minimum reserve ratios discussed, which could have a negative impact on our earnings.

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

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. Though the third-party vendors providing key components of our business infrastructure have been carefully chosen by us, we cannot control their actions, and their failures may impact the Bank’s ability to provide services to its customers and cause us to incur significant expense. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our reputation, financial condition and results of operations.

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

As of December 31, 2017, our directors and executive officers as a group beneficially owned 1,605,356 shares, or 21.1%, of our common stock (including immediately exercisable options for 205,000 shares). In addition, our employee stock ownership and 401(k) plan controlled 5.5% of our common stock on that date. In addition, as of December 31, 2017, 58,003 shares were reserved under our current stock benefit plan for future awards for our directors, officers and employees. Due to this significant collective ownership of or control over our common stock, our directors and executive officers may be able to influence the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other stockholders and could prevent any stockholder action requiring a supermajority vote under our articles of incorporation.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2017 we had 27 full service offices. During 2017 we closed four of the full-service offices throughout our footprint. Our offices are located within east central and northern Indiana. At December 31, 2017, we owned our home office in Muncie, Indiana and all but two of our financial center offices. We lease offices in central and northern Indiana for our trust and brokerage services, financial center offices in Fort Wayne and Mishawaka, Indiana and loan origination offices in northwestern Indiana and southwest Michigan. The net book value of our investment in premises and leaseholds was approximately $18.8 million at December 31, 2017. We believe that our current facilities are adequate to meet our present and immediately foreseeable needs. See Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

	Stock Price		Dividends
	High	Low	per Share
2017 Quarters:
First Quarter (ended 03/31/17)	$33.55	$29.75	$0.16
Second Quarter (ended 06/30/17)	$36.25	$31.25	$0.16
Third Quarter (ended 09/30/17)	$38.65	$32.75	$0.16
Fourth Quarter (ended 12/31/17)	$40.35	$36.55	$0.18

2016 Quarters:
First Quarter (ended 03/31/16)	$26.13	$22.75	$0.14
Second Quarter (ended 06/30/16)	$28.20	$24.82	$0.14
Third Quarter (ended 09/30/16)	$28.90	$27.10	$0.14
Fourth Quarter (ended 12/31/16)	$34.90	$26.50	$0.16

At December 31, 2017, there were 7,389,394 shares of common stock outstanding and approximately 3,300 common stockholders of record.

Our common stock cash dividend payout policy is continually reviewed by management and the Board of Directors. During 2017, the Company paid total common stock dividends of $0.66 per share, up from $0.58 per share in 2016. The Company intends to continue its policy of paying quarterly cash dividends and hopes to continue to pay dividends at least at the same level as in 2017. However, future common stock dividend payments will depend upon a number of factors, including capital requirements, regulatory limitations, the Company’s financial condition, results of operations, debt service on Company borrowings and the Bank’s ability to pay dividends to the Company. The Company relies significantly upon dividends from the Bank to accumulate earnings for payment of cash dividends to our common stockholders.

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

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Mutual First Financial, Inc.	100.00	152.28	197.66	228.83	312.13	370.50
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL U.S. Bank and Thrift Index	100.00	136.92	152.85	155.94	196.86	231.49

Item 6. Selected Financial and Other Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following information is only a summary and you should read it in conjunction with our consolidated financial statements and accompanying notes contained in Item 8 of this Form 10-K. Balances have been updated to reflect the adoption of ASU 2014-01 in January 2015.

	At or For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,588,932	$1,553,133	$1,478,265	$1,423,423	$1,391,405
Cash and cash equivalents	27,341	26,860	20,915	29,575	25,285
Loans, net	1,167,758	1,157,120	1,068,204	1,003,518	965,966
Investment securities
Available for sale, at fair value	277,378	249,913	261,138	260,806	264,348
Total deposits	1,202,034	1,153,382	1,091,382	1,079,320	1,113,084
Total borrowings	221,395	244,780	235,075	202,616	153,818
Total stockholders' equity	150,282	140,038	137,025	126,752	110,629

Selected Operations Data:
Total interest income	$58,868	$53,802	$51,776	$51,178	$51,667
Total interest expense	10,611	9,247	8,803	8,923	11,224
Net interest income	48,257	44,555	42,973	42,255	40,443
Provision for loan losses	1,220	850	125	850	1,300
Net interest income after provision for loan losses	47,037	43,705	42,848	41,405	39,143

Service fee income	6,584	6,124	5,947	5,995	5,989
Gain on sale of loans and investment securities	4,595	5,784	4,612	2,162	1,687
Other non-interest income	6,897	7,514	6,580	6,728	6,387
Total non-interest income	18,076	19,422	17,139	14,885	14,063

Salaries and employee benefits	27,229	27,427	25,526	23,560	22,492
Other expenses	18,776	18,073	17,621	17,818	17,195
Total non-interest expenses	46,005	45,500	43,147	41,378	39,687
Income before income taxes	19,108	17,627	16,840	14,912	13,519
Income tax expense	6,793	4,386	4,578	3,866	4,136
Net income	12,315	13,241	12,262	11,046	9,383
Preferred stock dividends and accretion	-	-	-	-	1,257
Net income available to common stockholders	$12,315	$13,241	$12,262	$11,046	$8,126

Quarter Ended	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income Available to Common Shareholders	Basic Earnings Per Common Share	Diluted Earnings Per Common Share

2017
March 31	$14,109	$2,396	$11,713	$200	$3,206	$0.44	$0.43
June 30	14,652	2,565	12,087	300	3,898	0.53	0.52
September 30	15,026	2,762	12,264	370	3,751	0.51	0.50
December 31	15,081	2,888	12,193	350	1,460	0.20	0.19

Total	$58,868	$10,611	$48,257	$1,220	$12,315	$1.67	$1.64

2016
March 31	$13,034	$2,272	$10,762	$200	$2,365	$0.32	$0.31
June 30	13,258	2,271	10,987	150	4,157	0.56	0.55
September 30	13,567	2,330	11,237	250	3,482	0.48	0.47
December 31	13,943	2,374	11,569	250	3,237	0.44	0.43

Total	$53,802	$9,247	$44,555	$850	$13,241	$1.79	$1.76

2015
March 31	$12,683	$2,165	$10,518	$-	$2,481	$0.34	$0.33
June 30	12,731	2,191	10,540	-	3,218	0.44	0.43
September 30	13,049	2,233	10,816	-	3,225	0.44	0.43
December 31	13,313	2,214	11,099	125	3,338	0.45	0.44

Total	$51,776	$8,803	$42,973	$125	$12,262	$1.66	$1.62

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

	December 31,
	2017	2016	2015
Total Stockholders' Equity (GAAP)	$150,282	$140,038	$137,025
Less: Intangible Assets	1,927	2,191	2,611
Tangible common equity (non-GAAP)	$148,355	$137,847	$134,414

Total assets (GAAP)	$1,588,932	$1,553,133	$1,478,265
Less: Intangible Assets	1,927	2,191	2,611
Tangible assets (non-GAAP)	$1,587,005	$1,550,942	$1,475,654

Tangible common equity to tangible assets (non-GAAP)	9.35%	8.89%	9.11%

Book value per common share (GAAP)	$20.34	$19.12	$18.46
Less: Effect of Intangible Assets	0.26	0.30	0.35
Tangible book value per common share (non-GAAP)	$20.08	$18.82	$18.11

Return on average stockholders' equity (GAAP)	8.40%	9.40%	9.29%
Add: Effect of Intangible Assets	0.12	0.16	0.20
Return on average tangible common equity (non-GAAP)	8.52%	9.56%	9.49%

Total tax free interest income (GAAP)
Loans receivable	$424	$443	$355
Investment securities	2,752	2,193	1,541
Total tax free interest income	$3,176	$2,636	$1,896
Total tax free interest income, gross (at 34% tax rate)	$4,812	$3,994	$2,873

Net interest margin (GAAP)
Net interest income (GAAP)	$48,257	$44,555	$42,973
Add: Tax effect tax free interest income at 34% tax rate	1,636	1,358	977
Net interest income (non-GAAP)	49,893	45,913	43,950
Divided by: Average interest-earning assets	1,473,968	1,405,326	1,336,622
Net interest margin, tax equivalent	3.38%	3.27%	3.29%

Effective income tax rate	35.6%	24.9%	27.2%
Less: Effect on net deferred tax asset revaluation	10.5	-	-
Adjusted effective income tax rate	25.1%	24.9%	27.2%

Ratio Summary:
Return on average equity (ROE)	8.40%	9.40%	9.29%
Return on average tangible common equity	8.52%	9.56%	9.49%
Return on average assets (ROA)	0.78%	0.87%	0.85%
Tangible common equity to tangible assets	9.35%	8.89%	9.11%
Net interest margin, tax equivalent	3.38%	3.27%	3.29%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview and Significant Events in 2017

MutualFirst is a Maryland corporation and a bank holding company headquartered in Muncie, Indiana, with operations in Allen, Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana. It owns MutualBank, an Indiana commercial bank with 27 financial centers in Indiana, trust offices in Fishers and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. MutualFirst also owns MutualFirst Risk Management, a captive insurance company based in Nevada and Mutual Risk Advisors, an information security consulting firm based in Indiana.

MutualBank is an Indiana commercial bank subject to regulation, supervision and examination by the IDFI and the FDIC. MutualFirst is a bank holding company subject to examination, supervision and regulation by the FRB, which is subjected to regulatory capital requirements similar to those imposed on the Bank. For more details on these regulations see “Item 1. Business – How We Are Regulated.”

At December 31, 2017, we had $1.6 billion in assets, $1.2 billion in loans, $1.2 billion in deposits and $150.3 million in stockholders’ equity. The Company’s total risk-based capital ratio at December 31, 2017 was 13.5%, exceeding the 10.0% requirement for a well-capitalized institution. The ratio of average tangible common equity increased to 9.35% as of year-end 2017 compared to 8.89% at year-end 2016. For the year ended December 31, 2017, net income available to common shareholders was $12.3 million, or $1.67 per basic and $1.64 per diluted share, compared with net income available to common shareholders of $13.2 million, or $1.79 per basic and $1.76 per diluted share for 2016. The details of our 2017 performance are set forth below and in our Consolidated Audited Financial Statements contained in Item 8 of this Form 10-K.

Key aspects of our 2017 operations include:

•	Commercial loan balances increased $21.8 million, or 4.8% in 2017.
•	Non-real estate consumer loan balances increased $28.6 million, or 17.2% in 2017.
•	Mortgage loans sold in 2017 of $134.4 million decreased compared to mortgage loans sold in 2016 of $152.1 million.
•	Deposits increased $48.7 million, or 4.2% in 2017.
•	Tangible book value per common share was $20.08 as of December 31, 2017 compared to $18.82 as of December 31, 2016.
•	Net interest income increased $3.7 million in 2017 compared to 2016.
•	Net interest margin for 2017 was 3.27% compared to 3.17% in 2016. Tax equivalent net interest margin was 3.38% for 2017 compared to 3.27% in 2016.
•	Provision for loan losses increased by $370,000 to $1.2 million in 2017 compared to $850,000 in 2016.
•	Non-interest income decreased $1.3 million in 2017 compared to 2016.
•	Non-interest expense increased $505,000 in 2017 compared to 2016.

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

MutualWealth is the wealth management division of the Bank providing a variety of fee-based financial services, including trust, investment, insurance, broker advisory, retirement plan and private banking services, in the Bank’s market area. MutualWealth produces non-interest income for the Bank that is tied primarily to the market value of the portfolios being managed. As of December 31, 2017, MutualWealth had $614.5 million of fiduciary assets and generated $4.0 million in commission income during 2017.

MutualFinancial Services is the brokerage division of the Bank providing a variety of fee-based financial services related to securities and investment transactions. MutualFinancial Services produces non-interest income for the Bank that is tied primarily to the volume of the transactions being processed. During 2017, MutualFinancial Services generated $893,000 in commission income.

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

The Company continues to reduce the impact of interest rate changes on its net interest income by shortening the term of its interest-earning assets to better match the terms of our interest-bearing liabilities and by selling long-term fixed rate loans and increasing the term of certain liabilities. See “Item 7A - Quantitative and Qualitative Disclosures About Market Risk - Asset and Liability Management and Market Risk” in this Form 10-K. It has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income. Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans. The percentage of non-residential consumer and commercial loans to total loans has increased from 52.9% at the end of 2016 to 56.5% as of December 31, 2017. We continued to see improvements in our markets during 2017 and made significant progress toward achieving our strategic target loan mix. On the liability side of the balance sheet, the Company is employing strategies intended to increase the balance of core deposit accounts, such as low cost checking and money market accounts. The percentage of core deposits to total deposits remained fairly consistent throughout the year. These are ongoing strategies that are dependent on current market conditions and competition. The Company lengthens the term to maturity of FHLB advances when advantageous to lengthen repricing of the liability side of the balance sheet in order to reduce interest rate risk exposure.

During 2017, in keeping with our strategic objective to reduce interest rate risk exposure, the Company also sold $134.4 million of long-term fixed rate loans, which reduced potential earning assets and therefore had a negative impact on net interest income. This was offset, in the short term, by recognizing a gain on the sale of these loans of $3.9 million.

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

Securities. Under FASB Codification Topic 320 (ASC 320), Investments-Debt and Equity Securities, investment securities must be classified as held to maturity, available for sale or trading. Management determines the appropriate classification at the time of purchase. The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity. Securities not classified as held to maturity are classified as available for sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and do not affect earnings until realized.

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

Deferred Tax Asset. The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future. The Company’s most recent evaluation has determined that, except for the amounts represented by the valuation allowance as discussed below, the Company will more likely than not be able to utilize the remaining deferred tax asset. The Company has generated average positive pre-tax pre-provision earnings of $17.3 million, or 1.2% of pre-tax pre-provision ROA over the previous five years. These earnings would be sufficient to utilize portions of the operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The analysis supports no additional valuation reserve is needed.

The valuation allowance established is the result of net operating losses for state franchise tax purposes totaling $17.9 million. See Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 reducing the Company’s federal corporate tax rate from 34% to 21%, effective January 1, 2018. At December 31, 2017, the Company has substantially completed its accounting for the tax effects of enactment of the Tax Act. For deferred tax assets and liabilities, amounts were remeasured based on the rates expected to reverse in the future, which is now 21%. Based on this new law, we recorded an additional tax expense of $2.0 million due to the revaluation of the company’s deferred tax asset.

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

Broadening Loan Portfolio Diversification. We continue to work toward diversifying our loan portfolio to reduce our reliance on any one type of loan. Approximately 52.9% of our loan portfolio consisted of loans other than consumer real estate loans at the end of 2016. At the end of 2017, that percentage had increased to 56.5%, reflecting an increase of $50.4 million in our commercial and non-residential consumer loan portfolios.

Continuing as a Leading One- to Four-Family Lender in Indiana. We are one of the largest originators of one- to four-family residential loans in our market area. During 2017, we originated $187.2 million of one- to four-family residential first mortgage loans. While the last economic downturn decreased real estate values, we have seen a stabilization and slight increase in our market areas which is leading to an increase in purchase activity as rates have remained low.

Increasing Market Share and Changing Mix of Deposits. We continue to be focused on growth of core deposits, as deposits grew $48.7 million in 2017.

Expanding Wealth Management Presence. We continue to focus on leveraging our operations in the markets in which we serve. Total fiduciary balances remained consistent with that of year-end 2016. Commission income (non-interest income) generated by these relationships during 2017 totaled $4.0 million.

Financial Condition at December 31, 2017 Compared to December 31, 2016

General. Total assets at year-end 2017 were $1.6 billion, reflecting a $35.8 million increase during the year, primarily due to the increase in the investment portfolio of $27.5 million and the $14.0 million, or 1.2% increase in the gross loan portfolio, excluding loans held for sale. Average interest-earning assets increased $68.7 million, or 4.9%, to $1.5 billion at December 31, 2017 from $1.4 billion at December 31, 2016. Average interest-bearing liabilities increased by $42.2 million, or 3.6% to $1.2 billion at year-end 2017 from $1.2 billion at year-end 2016 reflecting an increase in total deposits. Average stockholders’ equity increased by $5.7 million, or 4.0%, during 2017.

Cash and Investments. Cash and investments increased $28.8 million from $277.8 million at year-end 2016 to $306.6 million at year-end 2017. The details of our cash and investments are as follows:

	At December 31,		Amount	Percent
	2017	2016	Change	Change
	(Dollars in thousands)
Cash	$8,763	$8,503	$260	3.06%
Interest-bearing demand deposits	18,578	18,357	221	1.20
Interest-bearing time deposits	1,853	993	860	86.61
Securities available for sale (fair value)	277,378	249,913	27,465	10.99
Total	$306,572	$277,766	$28,806	10.37%

At December 31, 2017, our investment portfolio consisted of $155.0 million in government-sponsored agency and government-sponsored entity mortgage-backed securities and collateralized mortgage obligations, $110.5 million in municipal securities and $11.8 million in corporate obligations. At December 31, 2017, these securities had gross unrealized gains of $4.1 million and gross unrealized losses of $3.5 million, of which $1.2 million was primarily due to unrealized losses on trust preferred securities. We have the ability to hold the trust preferred securities until maturity and believe that we will be able to collect the adjusted amortized cost basis of the securities. See Note 4 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information about our investment securities.

Loans. Our gross loan portfolio, excluding loans held for sale, increased $14.1 million remaining consistent at approximately $1.2 billion at year-end 2017 and 2016. The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during 2017:

	At December 31,		Amount	Percent
	2017	2016	Change	Change
	(Dollars in thousands)
Real estate
Commercial	$318,684	$302,577	$16,107	5.32%
Commercial construction and development	28,164	22,453	5,711	25.44
Consumer closed end first mortgage	444,243	478,848	(34,605)	(7.23)
Consumer open end and junior liens	69,477	71,222	(1,745)	(2.45)
Total real estate loans	860,568	875,100	(14,532)	(1.66)

Consumer loans
Auto	19,640	18,939	701	3.70
Boat/RV	169,238	141,602	27,636	19.52
Other	6,188	5,892	296	5.02
Total consumer other	195,066	166,433	28,633	17.20
Commercial and industrial	131,079	131,103	(24)	(0.02)
Total other loans	326,145	297,536	28,609	9.62
Total loans	$1,186,713	$1,172,636	$14,077	1.20%

The Bank made significant progress in its strategy to increase commercial and consumer loans as we increased the commercial portfolio by $21.8 million and the non-residential consumer portfolio by $28.6 million during 2017. We actively seek out opportunities to provide financing for new and growing commercial borrowers, as well as refinancing to sound commercial borrowers currently served by other financial institutions. The increase in the commercial and consumer portfolios was offset by selling $134.4 million of consumer residential mortgage loans including an $18.5 million portfolio mortgage loan sale during the period and a decline in residential mortgage loan originations as rates are starting to slowly increase. The Bank continues to sell longer term fixed-rate mortgage loans to reduce related interest rate risk.

Delinquencies and Non-performing Assets. As of December 31, 2017, our total loans delinquent 30-to-89 days was $15.6 million, or 1.3% of total loans, compared to $12.3 million, or 1.1% of total loans, at the end of 2016.

At December 31, 2017, our non-performing assets totaled $6.0 million, or 0.38% of total assets, compared to $6.6 million, or 0.42% of total assets, at December 31, 2016. This $596,000, or 9.1%, decrease was due to a decrease in non-performing loans primarily in the consumer residential mortgage loan portfolio. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.

	At December 31,		Amount	Percent
	2017	2016	Change	Change
	(Dollars in thousands)
Non-accruing loans	$5,220	$5,144	$76	1.48%
Accruing loans delinquent 90 days or more	31	237	(206)	(86.92)
Other real estate owned and repossessed assets	733	1,199	(466)	(38.87)
Total	$5,984	$6,580	$(596)	(9.06)%

Our non-performing assets decreased in 2017 primarily due to a decrease of $466,000 in other real estate owned and repossessed assets from $6.5 million at December 31, 2016 to $6.0 million at December 31, 2017. The Bank continues to diligently monitor and write down loans that appear to have irreversible weakness. The Bank works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral. Total classified assets increased by 51.8% from $11.4 million at December 31, 2016 to $17.3 million at December 31, 2017. The increase in total classified loans was primarily the result of a $4.9 million increase in commercial and industrial loans classified as substandard credits. These credits were performing as agreed as of December 31, 2017.

At December 31, 2017, foreclosed real estate totaled $251,000. All foreclosed real estate properties were one- to four-family residential properties within our footprint. The Bank has seen improvement in this portfolio as market values have stabilized, which has decreased the number of new foreclosures and assisted in our sale of existing commercial and residential properties. All foreclosed real estate is currently for sale. At the end of 2017, the Bank also held $482,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Allowance for Loan Loss. Allowance for loan losses increased $5,000 from $12.4 million at December 31, 2016 to $12.4 million December 31, 2017 as reflected below:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$12,382	$12,641
Charge-offs	1,412	1,482
Recoveries	197	373
Net charge-offs	1,215	1,109
Provisions charged to operations	1,220	850
Balance at end of period	$12,387	$12,382

Ratio of net charge-offs during the period to average loans outstanding during the period	0.10%	0.10%

Allowance as a percentage of non-performing loans	235.90%	230.99%
Allowance as a percentage of total loans (end of period)	1.05%	1.06%

Specific loan loss allocation related to loans that have been individually evaluated for impairment remained unchanged throughout the year, and general loan loss reserves have increased $5,000 as the non-performing loans and classified assets have remained consistent from 2016 to 2017. Net charge-offs for the year 2017 were $1.2 million, or 0.10% of average loans on an annualized basis, compared to $1.1 million, or 0.10% of average loans, for 2016. As of December 31, 2017, the allowance for loan losses as a percentage of loans receivable and non-performing loans was 1.05% and 235.9%, respectively, compared to 1.06% and 230.1%, respectively, at December 31, 2016. Allowance for loan losses as a percentage of loans receivable decreased primarily due to an increase in the total loan portfolio. Allowance for loan losses as a percentage of non-performing loans increased due to the decrease in non-performing loans as of December 31, 2017. The increase in the allowance was primarily due to management’s ongoing evaluation of the loan portfolio conditions in our market areas.

Other Assets. Other material changes in our assets during 2017 include a decrease in deferred tax asset of $4.5 million primarily due to the revaluation and write down of the deferred tax asset to reflect the signing of the Tax Cuts and Jobs Act that resulted in an increase in income tax expense of $2.0 million in the fourth quarter of 2017 due to the reduction in the federal corporate income tax rate to 21%, effective January 1, 2018. The decrease in deferred tax asset was also due to the change in and utilization of temporary differences such as change in securities available for sale, the use of tax credit carryovers and other temporary differences.

Deposits. Total deposits increased $48.7 million to $1.2 billion at year-end 2017 compared to $1.2 billion at year-end 2016, primarily due to increased interest-bearing NOW accounts and non-interest checking accounts, as reflected in the table below, with corresponding weighted average rates as of the same date. The changes reflected below are consistent with the Bank’s strategy to grow and strengthen core deposit relationships.

	At December 31,
	2017		2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount Change	Percent Change
	(Dollars in thousands)
Type of Account:
Non-interest Checking	$194,134	0.00%	$178,046	0.00%	$16,088	9.04%
Interest-bearing NOW	330,821	0.52	292,977	0.27	37,844	12.92
Savings	138,348	0.01	136,314	0.01	2,034	1.49
Money Market	167,574	0.46	173,305	0.26	(5,731)	(3.31)
Certificates of Deposit	371,157	1.42	372,740	1.19	(1,583)	(0.42)
Total	$1,202,034	0.65%	$1,153,382	0.49%	$48,652	4.22%

Borrowings. Total borrowings decreased $23.4 million, or 9.6%, to $221.4 million at year-end 2017 primarily due to a $23.4 million decrease in FHLB advances due to increases in total deposits. Other borrowings, increased $43,000 to $4.2 million at year-end 2017.

The Company acquired $5.0 million of issuer trust preferred securities in a 2008 acquisition of another financial institution, which had a net balance of $4.2 million at December 31, 2017 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance or September 15, 2035. The securities bore a variable rate based quarterly at the prevailing three-month LIBOR rate plus 170 basis points, which was 3.29%. The Company has had the right to redeem the trust preferred securities, in whole or in part, without penalty, since September 2010.

Stockholders’ Equity. Stockholders’ equity was $150.3 million as of December 31, 2017, an increase of $10.2 million from December 31, 2016. The increase was primarily due to net income available to common shareholders of $12.3 million and an increase of $1.2 million due to exercises of stock options. These increases were partially offset by cash dividends of $4.9 million. The Company’s tangible book value per common share as of December 31, 2017 increased to $20.08 compared to $18.82 as of December 31, 2016 and the tangible common equity ratio increased to 9.35% as of December 31, 2017 compared to 8.89% as of December 31, 2016. The Company and the Bank’s risk-based capital ratios were well in excess of “well-capitalized” levels as defined by all regulatory standards as of December 31, 2017.

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

The Bank made significant progress in its strategy to increase commercial and consumer loans as we increased the commercial portfolio by $80.5 million and the non-residential consumer portfolio by $21.2 million during 2016. We actively seek out opportunities to provide financing for new and growing commercial borrowers, as well as refinancing to sound commercial borrowers currently served by other financial institutions. The increase in the commercial and consumer portfolios was partially offset by the decrease in one- to four-family loans during the period. We increased our purchase loan activity while also allowing consumers to refinance their mortgage loans; however, we are starting to see those activities slow down as rates are starting to slowly increase. The Bank continues to sell longer term fixed-rate mortgage loans to reduce related interest rate risk.

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

Specific loan loss allocation related to loans that have been individually evaluated for impairment remained unchanged throughout the year, and general loan loss reserves have decreased $259,000 as the non-performing loans and classified assets have improved. Net charge-offs for the year 2016 were $1.1 million, or 0.10% of average loans on an annualized basis, compared to $652,000, or 0.06% of average loans, for 2015. As of December 31, 2016, the allowance for loan losses as a percentage of loans receivable and non-performing loans was 1.06% and 230.1%, respectively, compared to 1.17% and 176.3%, respectively, at December 31, 2015. Allowance for loan losses as a percentage of loans receivable decreased primarily due to an increase in the total loan portfolio. Allowance for loan losses as a percentage of non-performing loans increased due to the decrease in non-performing loans as of December 31, 2016. The decrease in the allowance was primarily due to management’s ongoing evaluation of the loan portfolio conditions in our market areas.

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

Stockholders’ Equity. Stockholders’ equity was $140.0 million as of December 31, 2016, an increase of $3.0 million from December 31, 2015. The increase was primarily due to net income available to common shareholders of $13.2 million and an increase of $976,000 due to exercises of stock options. These increases were partially offset by cash dividends of $4.3 million and stock repurchases of $4.4 million. The Company’s tangible book value per common share as of December 31, 2016 increased to $18.81 compared to $18.11 as of December 31, 2015 and the tangible common equity ratio decreased to 8.89% as of December 31, 2016 compared to 9.11% as of December 31, 2015. The Company and the Bank’s risk-based capital ratios were well in excess of “well-capitalized” levels as defined by all regulatory standards as of December 31, 2016.

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

	Year ended December 31,
	2017			2016			2015
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Interest -bearing deposits	$21,465	$130	0.61%	$24,272	$76	0.31%	$19,789	$14	0.07%
Mortgage-backed securities available for sale (1)	156,887	3,814	2.43	173,786	4,059	2.34	195,781	5,294	2.70
Investment securities available for sale (1)	98,493	3,223	3.27	77,266	2,441	3.16	63,041	1,796	2.85
Loans (2)	1,185,956	51,231	4.32	1,119,408	46,785	4.18	1,047,313	44,190	4.22
Stock in FHLB of Indianapolis	11,167	470	4.21	10,594	441	4.16	10,698	482	4.51
Total interest-earning assets	1,473,968	58,868	3.99	1,405,326	53,802	3.83	1,336,622	51,776	3.87
Non-Interest Earning Assets (net of allowance for loan losses and unrealized gain (loss)	97,768			112,601			108,765
Total Assets	$1,571,736			$1,517,927			$1,445,387

Interest-Bearing Liabilities:
Demand and NOW accounts	$307,395	$1,242	0.40	$281,626	$670	0.24	$262,424	$591	0.23
Savings deposits	139,335	15	0.01	136,102	14	0.01	129,980	13	0.01
Money market accounts	172,163	645	0.37	169,595	452	0.27	160,095	396	0.25
Certificate accounts	382,134	4,913	1.29	356,157	4,160	1.17	375,102	4,259	1.14
Total deposits	1,001,027	6,815	0.68	943,480	5,296	0.56	927,601	5,259	0.57
Borrowings	220,648	3,796	1.72	235,967	3,951	1.67	205,066	3,544	1.73
Total interest-bearing accounts	1,221,675	10,611	0.87	1,179,447	9,247	0.78	1,132,667	8,803	0.77
Non-Interest Bearing Accounts	188,203			181,594			165,470
Other Liabilities	15,282			16,014			15,271
Total Liabilities	1,425,160			1,377,055			1,313,408
Stockholders' Equity	146,576			140,872			131,979
Total liabilities and stockholders' equity	$1,571,736			$1,517,927			$1,445,387
Net Earning Assets	$252,293			$225,879			$203,955
Net Interest Income		$48,257			$44,555			$42,973
Net Interest Rate Spread (3)			3.13%			3.04%			3.10%
Net interest margin (4)			3.27%			3.17%			3.22%
Net interest margin, tax equivalent(5)			3.38%			3.27%			3.29%
Average Interest-Earning Assets to Average Interest- Bearing Liabilities	120.65%			119.15%			118.01%

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

	Year Ended December 31,
	2017 vs. 2016			2016 vs. 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-Earning Assets:
Interest -bearing deposits	$(9)	$63	$54	$3	$59	$62
Investment securities available for sale	276	261	537	(189)	(401)	(590)
Loans receivable	2,781	1,665	4,446	3,043	(448)	2,595
Stock in FHLB of Indianapolis	24	5	29	(5)	(36)	(41)

Total interest-earning assets	$3,072	$1,994	$5,066	$2,852	$(826)	$2,026

Interest-Bearing Liabilities:
Savings deposits	$-	$1	$1	$1	$-	$1
Money market accounts	7	186	193	24	32	56
Demand and NOW accounts	61	511	572	44	35	79
Certificate accounts	303	450	753	(216)	117	(99)
Borrowings	(256)	101	(155)	534	(127)	407

Total interest-bearing liabilities	$115	$1,249	$1,364	$387	$57	$444

Change in net interest income			$3,702			$1,582

Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016.

General. Net income available to common stockholders for the year ended December 31, 2017 was $12.3 million, or $1.67 basic and $1.64 diluted earnings per common share, compared to net income available to common stockholders of $13.2 million, or $1.79 basic and $1.76 diluted earnings per common share, for the year ended December 31, 2016.

Interest Income. Total interest income increased $5.1 million, or 9.4%, to $58.9 million during the year ended December 31, 2017 from $53.8 million during the year ended December 31, 2016. The increase was a result of the $68.7 million increase in average interest-earning assets to $1.5 billion at year end 2017 and a sixteen basis point increase in yield on average interest-earning assets to 3.99% in 2017 compared to 3.83% in 2016 as average interest earning assets reprice higher. Interest income on loans in 2017 was $51.2 million compared to $46.8 million in 2016, a result of a $66.5 million increase in average loan balances and a fourteen basis point increase in the weighted average yield on average loans in 2017 to 4.32%. Interest income on investments, including FHLB stock, increased in 2017 by $566,000 to $7.5 million.

Interest Expense. Interest expense increased $1.4 million, or 14.8%, to $10.6 million during the year ended December 31, 2017 compared to $9.2 million during the year ended December 31, 2016. The reason for this increase was an increase in average interest-bearing liabilities of $42.2 million and a five basis point increase in the expense on average advances. The increase in average interest-bearing liabilities was a result of a $57.5 million increase in average interest-bearing deposits, as additional funding was used to fund increased loan demand, partially offset by a decrease of $15.3 million in average FHLB advances.

Net Interest Income. Net interest income before the provision for loan losses increased $3.7 million in 2017 compared to 2016. The increase was a result of an increase of $68.6 million in average interest earning assets due to an increase in the average loan portfolio of $66.5 million. This increase was aided by the net interest margin increasing to 3.27% in 2017 compared to 3.17% in 2016, while the tax equivalent net interest margin increased to 3.38% in 2017 compared to 3.27% in 2016. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

Provision for Loan Losses. The provision for loan losses for 2017 was $1.2 million compared to $850,000 during 2016. The increase was primarily due to our loan portfolio that has increased $10.6 million, or 0.9% over the last year and a slightly increased level of net charge-offs. The loan mix also has contributed to the increase in provision with commercial and non-real estate consumer loans making up 57.0% of the loan portfolio at the end of 2017 compared to 53.2% as of the end of 2016. Net charge-offs for 2017 equaled $1.2 million, or 0.10% of total average loans compared to $1.1 million, or 0.10% of total average loans in 2016.

Non-Interest Income. Non-interest income decreased by $1.3 million to $18.1 million in 2017.

	Year Ended		Amount	Percent
	12/31/2017	12/31/2016	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$6,584	$6,124	$460	7.51%
Net realized gain (loss) on sale of securities	708	1,023	(315)	(30.79)
Commissions	5,027	5,049	(22)	(0.44)
Net gains on sales of loans	3,887	4,761	(874)	(18.36)
Net servicing fees	391	332	59	17.77
Increase in cash surrender value of life insurance	1,113	1,159	(46)	(3.97)
Loss on sale of other real estate and repossessed assets	(122)	(210)	88	(41.90)
Other income	488	1,184	(696)	(58.78)
Total	$18,076	$19,422	$(1,346)	(6.93)%

Non-interest income decreased due to a decrease of $874,000 on gain on sale of mortgage loans caused by a decline in mortgage production, a decrease of $315,000 in gain on sale of investment securities and a decrease of $696,000 on other income resulting from one-time income received in 2016, but not repeated in 2017. The non-recurring income in 2016 included $165,000 of fee income on interest rate swaps and $349,000 life insurance benefit income from death benefit proceeds. These declines were partially offset by an increase of $460,000 in service charges on deposit accounts as interchange revenue has increased due to increased debit card activity.

Non-Interest Expenses. Non-interest expenses increased by $505,000 to $46.0 million in 2017.

	Year Ended		Amount	Percent
	12/31/2017	12/31/2016	Change	Change
	(Dollars in thousands)
Non-Interest Expenses:
Salaries and employee benefits	$27,229	$27,427	$(198)	(0.72)%
Net occupancy expenses	3,133	2,308	825	35.75
Equipment expenses	1,773	1,818	(45)	(2.48)
Data processing fees	2,321	1,991	330	16.57
Advertising and promotion	1,223	1,204	19	1.58
ATM expense	1,676	1,536	140	9.11
Deposit insurance	724	788	(64)	(8.12)
Professional fees	1,855	1,807	48	2.66
Software subscriptions and publications	2,202	2,117	85	4.02
Other real estate and repossessed assets	165	73	92	126.03
Other expenses	3,704	4,431	(727)	(16.41)
Total	$46,005	$45,500	$505	1.11%

The increase in non-interest expenses was primarily due to net occupancy expense increasing by $825,000 primarily due to the loss of rental income from an office building sold in the fourth quarter of 2016. Other increases included a $330,000 increase in data processing expenses primarily related to increased technological services offered to customers and an increase of $140,000 on ATM and debit card expenses due to increased usage of debit cards. These increases were partially offset by a decrease of $727,000 in other expenses primarily related to $236,000 in one-time expenses associated with the start-up of the pooled captive insurance company in 2016, not repeated in 2017. Additional decreases in other expenses were a reduction in intangible amortization, a reduction in fraud losses and decreased expenses as a result of branch closings. These increases were also partially offset by a decrease of $198,000 in salaries and employee benefits primarily due to a decline in health insurance costs compared to 2016, despite a one-time bonus accrual at year end 2017 of $340,000. Merger-related expenses were $288,000.

Income Tax Expense. Income tax expense in 2017 increased $2.4 million compared to 2016. The effective tax rate for 2017 was 35.6% compared to 24.9% for 2016. The reason for the increase was primarily due to additional tax expense caused by the revaluation of the Company’s deferred tax asset as a result of the Tax Cuts and Jobs Act which was enacted into law in December 2017, reducing the Company’s federal corporate tax rate to 21% effective January 1, 2018. The effective tax rate excluding the $2.0 million tax expense resulting from the revaluation was 25.1% in 2017. The reason for the remaining increase was due to an increase in taxable income and an increase in non-deductible expenses primarily related to the merger with Universal Bancorp.

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

Non-Interest Income. Non-interest income increased by $2.3 million to $19.4 million in 2016.

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

The increase in non-interest income was driven by an increase in gain on sale of loans due to higher mortgage production over the prior year, an increase in commission income due to the trust and wealth management business as we have continued to see growth in our fiduciary assets, and an increase in service charges on deposit accounts due to increased interchange revenue (fees from debit and credit card activity signature based activity) and checking account growth. Other increases included an increase in gain on sale of securities and an increase in other income primarily related to non-recurring life insurance benefit income from death benefit proceeds.

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

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. It is overseen by the Asset and Liability Management Committee. The Board of Directors required the Bank to maintain a minimum liquidity ratio of 10% of deposits. At December 31, 2017, our ratio was 20.9%. The Company is currently in excess of the minimum liquidity ratio set by the Board due to a larger investment portfolio. Management continues to seek to reduce excess liquidity by utilizing proceeds generated from the investment portfolio to fund loan growth over the next few years as demand for loans increases while maintaining an adequate level of investments. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed and municipal securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). At December 31, 2017, on a consolidated basis, the Company had $304.7 million in cash and investment securities available for sale and $4.6 million in loans held for sale generally available for its cash needs. We can also generate funds from borrowings, primarily FHLB advances, and, to a lesser degree, third party loans. At December 31, 2017, the Bank had the ability to borrow an additional $51.4 million in FHLB advances and $40.0 million in fed funds. In addition, we have historically sold 15- and 30-year long-term, fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity. The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, the payment of which is subject to regulatory limits. At December 31, 2017, the Company, on an unconsolidated basis, had $12.0 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2017, the approved outstanding loan commitments, including unused lines of credit, amounted to $235.9 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2017, totaled $172.1 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. For the year ended December 31, 2017, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At December 31, 2017, the Bank had $112.7 million in commitments to make loans, $13.1 million in undisbursed portions of closed loans, $107.1 million in unused lines of credit and $3.0 million in standby letters of credit. In addition, on a consolidated basis, at December 31, 2017, the Company had $221.4 million in outstanding non-deposit borrowings, primarily FHLB advances, of which $67.6 million is due during 2018.

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

At December 31, 2017, the Bank’s regulatory capital exceeded the FDIC regulatory requirements, and the Bank was well-capitalized under regulatory prompt corrective action standards. In addition, at December 31, 2017, the Company’s capital levels exceeded the FRB’s requirements, and the Company was considered well-capitalized under FRB guidelines. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain well-capitalized status.

Our capital ratios at December 31, 2017 are reflected below:

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To Be Considered Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level (1) :
MutualFirst Consolidated	$148,135	9.4%	$63,293	4.0%	N/A	N/A
MutualBank	133,515	8.4	63,254	4.0	$79,068	5.0%
Common Equity Tier 1 Capital Level (2) :
MutualFirst Consolidated	$144,764	12.2%	$53,249	4.5%	N/A	N/A
MutualBank	133,515	11.3	53,407	4.5	$77,143	6.5%
Tier 1 Risk-Based Capital Level (3) :
MutualFirst Consolidated	$148,135	12.5%	$71,238	6.0%	N/A	N/A
MutualBank	133,515	11.3	71,209	6.0	$94,946	8.0%
Total Risk-Based Capital Level (4) :
MutualFirst Consolidated	$160,522	13.5%	$94,984	8.0%	N/A	N/A
MutualBank	145,902	12.3	94,946	8.0	$118,682	10.0%

(1) Tier 1 Capital to Average Total Assets for Leverage Ratio of $1.6 billion for the Bank and Company at December 31, 2017.

(2) Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.2 billion for the Bank and Company at December 31, 2017.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin and improve earnings. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term, fixed-rate loans in our portfolio, during 2017 we sold in the secondary market $134.4 million of primarily fixed rate, one- to four-family mortgage loans with a term to maturity of 15 years or greater, which was 76.2% of all such loans originated by the Bank and its subsidiaries during the year.

If past rate movements are an indication of future changes, they usually are neither instantaneous nor do a majority of core deposits reprice at the same level as rates change. The following chart reflects the Bank’s percentage change in net interest income, over a one year time period, and net portfolio value (NPV) assuming an instantaneous parallel rate shock in a range from down 100 basis points to up 400 basis points as of December 31, 2017.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(9.8)%	(22.0)%
Up 300 basis points	(6.9)%	(16.1)%
Up 200 basis points	(4.3)%	(10.4)%
Up 100 basis points	(2.0)%	(4.6)%
Down 100 basis points	(4.2)%	(9.4)%

The following chart indicates the Company’s percentage change in net interest income and NPV assuming rate movements that are not instantaneous but change gradually over one year.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(3.4)%	(19.0)%
Up 300 basis points	(2.5)%	(13.9)%
Up 200 basis points	(1.6)%	(8.9)%
Up 100 basis points	(0.7)%	(3.8)%
Down 100 basis points	(4.2)%	(9.4)%

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

December 31, 2017, 2016 and 2015

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

MutualFirst Financial, Inc.

Muncie, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MutualFirst Financial. Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2018, expressed an unqualified opinion on the effectiveness of the Company’s Internal Control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 1978.

/s/ BKD, LLP

Indianapolis, Indiana
March 15, 2018

MutualFirst Financial, Inc.

Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	2017	2016
Assets
Cash and due from banks	$8,763	$8,503
Interest-bearing demand deposits	18,578	18,357
Cash and cash equivalents	27,341	26,860
Interest-bearing time deposits	1,853	993
Investment securities available for sale (carried at fair value)	277,378	249,913
Loans held for sale	4,577	4,063
Loans, net of allowance for loan losses of $12,387 and $12,382, at December 31, 2017 and 2016, respectively	1,167,758	1,157,120
Premises and equipment, net	21,539	21,200
Federal Home Loan Bank stock	11,183	10,925
Deferred tax asset, net	7,530	12,037
Cash value of life insurance	52,707	51,594
Goodwill	1,800	1,800
Other real estate owned and repossessed assets	733	1,199
Other assets	14,533	15,429
Total assets	$1,588,932	$1,553,133

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$194,134	$178,046
Interest-bearing	1,007,900	975,336
Total deposits	1,202,034	1,153,382
Federal Home Loan Bank advances	217,163	240,591
Other borrowings	4,232	4,189
Other liabilities	15,221	14,933
Total liabilities	1,438,650	1,413,095

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 7,389,394 and 7,324,233 shares at December 31, 2017 and 2016, respectively	74	73
Additional paid-in capital	75,319	74,164
Retained earnings	74,508	67,055
Accumulated other comprehensive income (loss)	381	(1,254)
Total stockholders' equity	150,282	140,038
Total liabilities and stockholders' equity	$1,588,932	$1,553,133

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Income
(In Thousands, Except Share and Per Share Data)

	2017	2016	2015
Interest and Dividend Income
Loans receivable	$51,231	$46,785	$44,190
Investment securities	7,037	6,500	7,090
Federal Home Loan Bank stock	470	441	482
Deposits with financial institutions	130	76	14
Total interest and dividend income	58,868	53,802	51,776

Interest Expense
Deposits	6,815	5,296	5,259
Federal Home Loan Bank advances	3,604	3,604	3,063
Other	192	347	481
Total interest expense	10,611	9,247	8,803

Net Interest Income	48,257	44,555	42,973
Provision for loan losses	1,220	850	125
Net Interest Income After Provision for Loan Losses	47,037	43,705	42,848

Non-interest Income
Service fee income	6,584	6,124	5,947
Net realized gain on sales of available for sale securities	708	1,023	436
Commissions	5,027	5,049	4,603
Net gains on sales of loans	3,887	4,761	4,176
Net servicing fees	391	332	274
Increase in cash value of life insurance	1,113	1,159	1,184
Loss on sale of other real estate and repossessed assets	(122)	(210)	(111)
Other income	488	1,184	630
Total non-interest income	18,076	19,422	17,139

Non-interest Expenses
Salaries and employee benefits	27,229	27,427	25,526
Net occupancy expenses	3,133	2,308	2,260
Equipment expenses	1,773	1,818	1,831
Data processing fees	2,321	1,991	1,746
ATM and debit card expenses	1,676	1,536	1,436
Deposit insurance	724	788	897
Professional fees	1,855	1,807	1,695
Advertising and promotion	1,223	1,204	1,193
Software subscriptions and maintenance	2,202	2,117	1,749
Other real estate and repossessed assets	165	73	374
Other expenses	3,704	4,431	4,440
Total non-interest expenses	46,005	45,500	43,147

Income Before Income Tax	19,108	17,627	16,840
Income tax expense	6,793	4,386	4,578
Net Income	$12,315	$13,241	$12,262

Earnings Per Common Share
Basic	$1.67	$1.79	$1.66
Diluted	$1.64	$1.76	$1.62
Dividends Per Common Share	$0.66	$0.58	$0.48

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Comprehensive Income
(In Thousands)

	2017	2016	2015
Net Income	$12,315	$13,241	$12,262
Other Comprehensive Income (Loss)
Net unrealized holding gain (loss) on securities available for sale	3,112	(3,258)	(1,174)
Reclassification adjustment for realized gains included in net income	(708)	(1,023)	(436)
Net unrealized gain (loss) on derivative used for cash flow hedges	-	1	108
Net unrealized gain (loss) related to defined benefit plan	(20)	62	77
	2,384	(4,218)	(1,425)
Income tax benefit (expense) related to other comprehensive income	(749)	1,474	537
Other comprehensive income (loss), net of tax	1,635	(2,744)	(888)
Comprehensive Income	$13,950	$10,497	$11,374

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances December 31, 2014	$72	$74,916	$49,386	$2,378	$126,752
Net income			12,262		12,262
Other comprehensive loss, net of taxes				(888)	(888)
Stock options, exercised	2	2,009			2,011
Tax benefit on stock options		438			438
Cash dividends, common stock ($.48 per share)			(3,550)		(3,550)
Balances December 31, 2015	$74	$77,363	$58,098	$1,490	$137,025
Net income			13,241		13,241
Other comprehensive loss, net of taxes				(2,744)	(2,744)
Stock repurchased	(2)	(4,352)			(4,354)
Stock options, exercised	1	975			976
Tax benefit on stock options		178			178
Cash dividends, common stock ($.58 per share)			(4,284)		(4,284)
Balances December 31, 2016	$73	$74,164	$67,055	$(1,254)	$140,038
Net income			12,315		12,315
Other comprehensive income, net of taxes				1,635	1,635
Stock options, exercised	1	1,155			1,156
Cash dividends, common stock ($.66 per share)			(4,862)		(4,862)
Balances December 31, 2017	$74	$75,319	$74,508	$381	$150,282

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Cash Flows
(In Thousands, Except Share and Per Share Data)

	2017	2016	2015
Operating Activities
Net income	$12,315	$13,241	$12,262
Items not requiring cash
Provision for loan losses	1,220	850	125
Depreciation and amortization	4,542	5,006	4,546
Deferred income tax	3,562	1,537	1,926
Increase in cash value of life insurance	(1,113)	(1,159)	(1,184)
Loans originated for sale	(116,887)	(150,620)	(145,749)
Proceeds from sales of loans held for sale	119,711	156,827	149,613
Net gain on sale of loans	(3,887)	(4,761)	(4,176)
Net gain on sale of securities, available for sale	(708)	(1,023)	(436)
Gain on bank owned life insurance	-	(346)	(204)
Loss on sale of other real estate and repossessed assets	122	210	111
Change in
Interest receivable and other assets	619	(1,349)	(1,321)
Interest payable and other liabilities	287	(5)	277
Other adjustments	259	143	143
Net cash provided by operating activities	20,042	18,551	15,933

Investing Activities
Net change in interest-bearing time deposits	(860)	(993)	-
Purchases of securities, available for sale	(86,499)	(88,161)	(67,414)
Proceeds from maturities and paydowns of securities, available for sale	26,622	37,872	41,824
Proceeds from sales of securities, available for sale	34,592	57,037	23,109
Redemption of Federal Home Loan Bank stock	-	-	2,154
Purchase of Federal Home Loan Bank stock	(258)	(443)	(672)
Net change in loans	(32,901)	(92,946)	(67,561)
Proceeds from sales of portfolio loans	18,543	-	-
Purchases of premises and equipment	(1,809)	(2,079)	(2,413)
Proceeds from real estate owned sales	980	2,497	2,260
Proceeds from sale of real estate held for investment	511	-	-
Proceeds from bank owned life insurance	-	1,120	1,181
Proceeds from sale of premises and equipment	-	9,490	-
Net cash used in investing activities	(41,079)	(76,606)	(67,532)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	50,235	39,883	62,642
Certificates of deposit	(1,583)	22,117	(50,580)
Proceeds from FHLB advances	414,700	316,300	355,700
Repayments of FHLB advances	(438,128)	(301,326)	(322,525)
Net repayments other borrowings	-	(5,312)	(759)
Cash dividends	(4,862)	(4,284)	(3,550)
Stock options exercised	1,156	976	2,011
Stock repurchased	-	(4,354)	-
Net cash provided by financing activities	21,518	64,000	42,939
Net Change in Cash and Cash Equivalents	481	5,945	(8,660)
Cash and Cash Equivalents, Beginning of Period	26,860	20,915	29,575
Cash and Cash Equivalents, End of Period	$27,341	$26,860	$20,915

Additional Cash Flows Information
Interest paid	$10,505	$9,096	$8,827
Income tax paid	2,500	2,650	2,850
Transfers from loans to foreclosed assets	624	1,450	1,301
Mortgage servicing rights capitalized	549	482	460
Transfers from fixed assets to other assets	-	763	702

See Notes to Consolidated Financial Statements

Note 1: Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of MutualFirst Financial, Inc. (Company) and its wholly owned subsidiaries, MFBC Statutory Trust I, MutualFirst Risk Management, Inc., Mutual Risk Advisors, Inc., and MutualBank (Bank) and the Bank’s wholly owned subsidiaries, Mishawaka Financial Services, Inc., Mutual Federal Investment Company and the wholly owned subsidiary of Mutual Federal Investment Company, Mutual Federal REIT, Inc. and Summit Service Corp. and their wholly owned subsidiary, Summit Mortgage, Inc., conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. The more significant of the policies are described below.

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

Cash Equivalents - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2017 and 2016, cash equivalents consisted primarily of money market accounts with brokers and checking accounts with government sponsored entities.

At December 31, 2017, the Company’s cash accounts exceeded federally insured limits by approximately $6.1 million. Included in this amount are uninsured accounts of approximately $2.6 million at the Federal Reserve Bank of Chicago and Federal Home Loan Bank of Indianapolis.

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

The Company offers interest rate derivative products (e.g. interest rate swaps) to certain of its high-quality commercial borrowers. This product allows customers to enter into an agreement with the Company to swap their variable rate loan to a fixed rate. These derivative products are designed to reduce, eliminate or modify the risk of changes in the borrower’s interest rate. The extension of credit incurred through the execution of these derivative products is subject to the same approvals and rigorous underwriting standards as the related traditional credit product. The Company limits its risk exposure to these products by entering into a mirror-image, offsetting swap agreement with a separate, well-capitalized and rated counterparty. These transactions are ratified by the Asset Liability Committee. By using these interest rate swap arrangements, the Company is also better insulated from the interest rate risk associated with underwriting fixed-rate loans. These derivative products do not qualify for hedge accounting. The derivatives are recorded on the balance sheet at fair value and changes in fair value of both the customer and the offsetting swap agreements are recorded (and essentially offset) in non-interest income.

Investment Securities - Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. At December 31, 2017 and 2016, no securities were classified as held to maturity. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. When the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

The Company’s consolidated statement of income reflects the full impairment (that is, the differences between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available for sale and held to maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

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

Premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line method based principally on the estimated useful lives of the assets which range from 3 to 40 years. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

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

Note 2: Impact of Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company has assessed ASU 2018-02 and does not expect it to have a material impact on the Company’s accounting and disclosures.

In March 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. The Company early adopted this ASU in the first quarter of 2017 and it did not have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805)-Clarifying the Definition of a Business. ASU 2017-01 provides amendments to clarify the definition of a business and affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied prospectively as of the beginning of the period of adoption. Early adoption is permitted under certain circumstances. The Company adopted ASU 2017-01 on January 1, 2018 and it did not have an impact on its accounting and disclosures.

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

•	The ASU requires financial assets measured at amortized cost (primarily loans) be presented at the amount net of a valuation allowance for credit losses, and that the income statement include the measurement of credit losses for newly recognized financial assets as well as changes in expected losses on previously recognized financial assets. The provisions of this ASU does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. The new model will be based on relevant information including past events, historical experience, current conditions, and reasonable and supportive forecasts that affect the collectability of the asset. The provisions of this ASU differ from current U.S. generally accepted accounting principles (“GAAP”) in that current U.S. GAAP generally delays recognition of the full amount of credit losses until the loss is probable of occurring.
•	This ASU requires that credit losses on available for sale debt securities be presented as an allowance rather than as a write-down.

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

In March 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We have completed our evaluation of the impact of ASU 2014-09 on components of our non-interest income including trust and investment management fees, insurance commissions and fees and have not found any significant changes to our methodology of recognizing revenue. As required by the ASU, we will adopt the standard in the first quarter of 2018 and, at the time of this filing, we do not anticipate recording a cumulative effect adjustment to opening retained earnings because the adjustment was determined to be insignificant. We will include newly applicable revenue disclosures on the Company’s Form 10-Q for the quarter ended March 31, 2018.

Note 3: Restriction on Cash

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank of Chicago. The reserve requirement at December 31, 2017 was $2.2 million.

Note 4: Investment Securities

The amortized costs and approximate fair values, together with gross unrealized gains and losses on securities, are as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$68,335	$225	$(762)	$67,798
Collateralized mortgage obligations	88,488	58	(1,296)	87,250
Municipal obligations	107,060	3,709	(274)	110,495
Corporate obligations	12,966	69	(1,200)	11,835
Total investment securities	$276,849	$4,061	$(3,532)	$277,378

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$92,871	$802	$(1,156)	$92,517
Collateralized mortgage obligations	68,621	269	(843)	68,047
Municipal obligations	77,474	1,716	(1,508)	77,682
Corporate obligations	12,822	78	(1,233)	11,667
Total investment securities	$251,788	$2,865	$(4,740)	$249,913

All mortgage-backed securities and collateralized-mortgage obligations held by the Company as of December 31, 2017 were in government-sponsored and federal agency securities.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2017 and 2016 was $142.9 million and $143.8 million, which is approximately 51.5% and 57.6% of the Company’s investment portfolio at those dates. While the federal funds rate increased fifty basis points in 2017, the longer end of the yield curve has remained relatively flat allowing for minimal change in the fair value of securities.

Based on our evaluation of available evidence, including recent changes in market interest rates, management believes the fair value for the securities at less than historical cost for the periods presented are temporary.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

During 2017 and 2016, the Bank determined that its security holdings had no other-than-temporary impairment.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017 and 2016:

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale Securities
Mortgage-backed securities	$21,975	$(127)	$27,675	$(635)	$49,650	$(762)
Collateralized mortgage obligations	47,153	(400)	28,887	(896)	76,040	(1,296)
Municipal obligations	4,479	(64)	10,041	(210)	14,520	(274)
Corporate obligations	-	-	2,722	(1,200)	2,722	(1,200)
Total temporarily impaired securities	$73,607	$(591)	$69,325	$(2,941)	$142,932	$(3,532)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale Securities
Mortgage-backed securities	$58,056	$(1,156)	$-	$-	$58,056	$(1,156)
Collateralized mortgage obligations	41,769	(683)	4,688	(160)	$46,457	$(843)
Municipal obligations	31,907	(1,507)	337	(1)	32,244	(1,508)
Corporate obligations	-	-	7,076	(1,233)	7,076	(1,233)
Total temporarily impaired securities	$131,732	$(3,346)	$12,101	$(1,394)	$143,833	$(4,740)

Mortgage-Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in CMOs and MBSs were caused by interest rate changes and illiquidity. The Company expects to recover the amortized cost basis over the term of the securities. Because (1) the decline in market value is attributable to changes in interest rates and illiquidity and not credit quality, (2) the Company does not intend to sell the investments and (3) it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2017.

Municipal Obligations

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by changes in interest rates and illiquidity. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value of the investments. The Company does not intend to sell the investment and it is not more likely than not that the Company will not be required to sell these investments. The Company does not consider any of these investment securities to be other-than-temporarily impaired at December 31, 2017.

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

The amortized cost and fair value of securities available for sale at December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
Description of Securities	Amortized Cost	Fair Value
Security obligations due
Within one year	$160	$158
One to five years	5,001	5,034
Five to ten years	24,044	25,175
After ten years	90,821	91,963
	120,026	122,330
Mortgage-backed securities	68,335	67,798
Collateralized mortgage obligations	88,488	87,250
Totals	$276,849	$277,378

The Company did not have securities pledged as collateral, to secure public deposits or for other purposes as of December 31, 2017 or 2016.

Proceeds from sales of securities available for sale during 2017, 2016 and 2015 were $34.6 million, $57.0 million and $23.1 million, respectively. Gross gains of $776,000, $1.1 million and $436,000 in 2017, 2016 and 2015 were recognized on those sales. Gross losses of $68,000 and $71,000 in were recognized on those sales 2017 and 2016, respectively. There were no gross losses recognized on the sales of securities in 2015.

Note 5: Loans and Allowance

Classes of loans at December 31, 2017 and 2016 include:

	December 31,
	2017	2016
Real estate
Commercial	$318,684	$302,577
Commercial construction and development	28,164	22,453
Consumer closed end first mortgage	444,243	478,848
Consumer open end and junior liens	69,477	71,222
Total real estate loans	860,568	875,100
Other loans
Consumer loans
Auto	19,640	18,939
Boat/RVs	169,238	141,602
Other	6,188	5,892
Commercial and industrial	131,079	131,103
Total other loans	326,145	297,536
Total loans	1,186,713	1,172,636
Undisbursed loans in process	(13,071)	(8,691)
Unamortized deferred loan costs, net	6,503	5,557
Allowance for loan losses	(12,387)	(12,382)
Net loans	$1,167,758	$1,157,120

Year-end non-accrual loans, segregated by class of loans, were as follows:

	December 31,
	2017	2016
Real estate
Commercial	$1,107	$912
Commercial construction and development	-	-
Consumer closed end first mortgage	3,409	3,626
Consumer open end and junior liens	309	335
Consumer loans
Auto	22	5
Boat/RVs	198	224
Other	16	24
Commercial and industrial	159	18
Total nonaccrual loans	$5,220	$5,144

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

An age analysis of the Company’s past due loans, segregated by class of loans, as of December 31, 2017 and 2016 are as follows:

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due and Accruing
Real estate
Commercial	$2,171	$3,311	$998	$6,480	$312,204	$318,684	$-
Commercial construction and development	-	-	-	-	28,164	28,164	-
Consumer closed end first mortgage	5,914	1,340	3,224	10,478	433,765	444,243	31
Consumer open end and junior liens	540	123	264	927	68,550	69,477	-
Consumer loans
Auto	114	24	1	139	19,501	19,640	-
Boat/RVs	1,613	338	103	2,054	167,184	169,238	-
Other	65	18	12	95	6,093	6,188
Commercial and industrial	276	10	159	445	130,634	131,079	-
Total	$10,693	$5,164	$4,761	$20,618	$1,166,095	$1,186,713	$31

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due and Accruing
Real estate
Commercial	$854	$142	$785	$1,781	$300,796	$302,577	$-
Commercial construction and development	-	-	-	-	22,453	22,453	-
Consumer closed end first mortgage	6,789	1,554	3,675	12,018	466,830	478,848	237
Consumer open end and junior liens	512	166	304	982	70,240	71,222	-
Consumer loans
Auto	103	25	5	133	18,806	18,939	-
Boat/RVs	1,376	305	213	1,894	139,708	141,602	-
Other	89	26	13	128	5,764	5,892	-
Commercial and industrial	497	32	8	537	130,566	131,103	-
Total	$10,220	$2,250	$5,003	$17,473	$1,155,163	$1,172,636	$237

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

The following tables present impaired loans as of December 31, 2017, 2016 and 2015:

	December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$878	$878	$-	$765	$1
Commercial construction and development	700	700	-	762	33
Consumer closed end first mortgage	1,543	1,543	-	1,451	1
Commercial and industrial	272	342	-	216	5

Loans with a specific valuation allowance
Real estate
Commercial	214	214	100	214	-

Total
Real estate
Commercial	$1,092	$1,092	$100	$979	$1
Commercial construction and development	$700	$700	$-	$762	$33
Consumer closed end first mortgage	$1,543	$1,543	$-	$1,451	$1
Commercial and industrial	$272	$342	$-	$216	$5

Total	$3,607	$3,677	$100	$3,408	$40

	December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$665	$665	$-	$2,207	$68
Commercial construction and development	822	822	-	874	40
Consumer closed end first mortgage	1,869	1,869	-	1,328	-
Consumer open end and junior liens	-	-	-	193	-
Commercial and industrial	187	187	-	204	1

Loans with a specific valuation allowance
Real estate
Commercial	214	214	100	416	-

Total
Real estate
Commercial	$879	$879	$100	$2,623	$68
Commercial construction and development	$822	$822	$-	$874	$40
Consumer closed end first mortgage	$1,869	$1,869	$-	$1,328	$-
Consumer open end and junior liens	$-	$-	$-	$193	$-
Commercial and industrial	$187	$187	$-	$204	$1

Total	$3,757	$3,757	$100	$5,222	$109

	December 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$3,608	$3,608	$-	$4,115	$172
Commercial construction and development	595	595	-	735	31
Consumer closed end first mortgage	1,126	1,126	-	1,131	-
Consumer open end and junior liens	481	481	-	381	-
Commercial and industrial	214	214	-	423	2

Loans with a specific valuation allowance
Real estate
Commercial	676	676	100	793	20

Total
Real estate
Commercial	$4,284	$4,284	$100	$4,908	$192
Commercial construction and development	$595	$595	$-	$735	$31
Consumer closed end first mortgage	$1,126	$1,126	$-	$1,131	$-
Consumer open end and junior liens	$481	$481	$-	$381	$-
Commercial and industrial	$214	$214	$-	$423	$2

Total	$6,700	$6,700	$100	$7,578	$225

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2017 and 2016.

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

During 2017, special mention commercial business loans increased as management determined that a few credits had potential weaknesses deserving management’s close attention. These credits were performing as agreed as of December 31, 2017.

	December 31, 2017
	Commercial				Consumer
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Total
Real estate
Commercial	$309,451	$4,219	$4,996	$18				$318,684
Commercial construction and development	27,464	-	700	-				28,164
Consumer closed end first mortgage					$439,075	$-	$5,168	444,243
Consumer open end and junior liens					69,130	-	347	69,477

Other loans
Consumer loans
Auto					19,616	-	24	19,640
Boat/RVs					169,036	-	202	169,238
Other					6,133	-	55	6,188
Commercial and industrial	120,211	5,784	5,084	-				131,079
	$457,126	$10,003	$10,780	$18	$702,990	$-	$5,796	$1,186,713

	December 31, 2016
	Commercial				Consumer
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Total
Real estate
Commercial	$295,548	$3,705	$3,297	$27				$302,577
Commercial construction and development	21,782	254	417	-				22,453
Consumer closed end first mortgage					$473,329	$-	$5,519	478,848
Consumer open end and junior liens					70,769	-	453	71,222

Other loans
Consumer loans
Auto					18,931	-	8	18,939
Boat/RVs					141,294	-	308	141,602
Other					5,859	-	33	5,892
Commercial and industrial	128,436	2,513	154	-				131,103
	$445,766	$6,472	$3,868	$27	$710,182	$-	$6,321	$1,172,636

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

Residential and Consumer

With respect to residential loans that are secured by one-to-four family residences and are primarily owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance (PMI) if that ratio is exceeded. Consumer open end and junior lien loans are typically secured by a subordinate interest in one-to-four family residences, and other consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2017, 2016 and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses on other segments.

	December 31, 2017
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$7,358	$2,303	$2,721	$12,382
Provision charged (credited) to expense	483	(271)	1,008	1,220
Losses charged off	(161)	(284)	(967)	(1,412)
Recoveries	24	13	160	197
Balance, end of period	$7,704	$1,761	$2,922	$12,387

	December 31, 2016
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$7,090	$2,683	$2,868	$12,641
Provision charged (credited) to expense	457	15	378	850
Losses charged off	(274)	(420)	(788)	(1,482)
Recoveries	85	25	263	373
Balance, end of period	$7,358	$2,303	$2,721	$12,382

	December 31, 2015
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$7,085	$3,471	$2,612	$13,168
Provision charged to expense	(389)	(179)	693	125
Losses charged off	(104)	(643)	(640)	(1,387)
Recoveries	498	34	203	735
Balance, end of period	$7,090	$2,683	$2,868	$12,641

The following tables provide a breakdown of the allowance for loan losses and loan portfolio balances by segment as of December 31, 2017, 2016, and 2015.

	December 31, 2017
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	7,604	1,761	2,922	12,287
Total allowance for loan losses	$7,704	$1,761	$2,922	$12,387
Loan balances
Individually evaluated for impairment	$2,064	$1,543	$-	$3,607
Collectively evaluated for impairment	475,863	442,700	264,543	1,183,106
Gross loans	$477,927	$444,243	$264,543	$1,186,713

	December 31, 2016
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	7,258	2,303	2,721	12,282
Total allowance for loan losses	$7,358	$2,303	$2,721	$12,382
Loan balances
Individually evaluated for impairment	$1,888	$1,869	$-	$3,757
Collectively evaluated for impairment	454,245	476,979	237,655	1,168,879
Gross loans	$456,133	$478,848	$237,655	$1,172,636

	December 31, 2015
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	6,990	2,683	2,868	12,541
Total allowance for loan losses	$7,090	$2,683	$2,868	$12,641
Loan balances
Individually evaluated for impairment	$5,093	$1,126	$481	$6,700
Collectively evaluated for impairment	370,589	490,325	215,781	1,076,695
Gross loans	$375,682	$491,451	$216,262	$1,083,395

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

At December 31, 2017 and 2016, the Company had a number of loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following tables describe troubled debts restructured during the years ended December 31, 2017, 2016 and 2015.

	2017
	No. of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Real estate
Consumer closed end first mortgage	7	$320	$324
Consumer open end and junior liens	2	16	16
Commercial and industrial	1	72	72

	2016
	No. of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Real estate
Commercial	1	$406	$406
Construction and development	1	83	83
Consumer closed end first mortgage	14	881	911
Consumer open end and junior liens	1	39	39

Other loans
Consumer loans
Auto	1	4	4
Boat/RVs	3	56	56
Other	2	7	7

	2015
	No. of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Real estate
Commercial	4	$2,399	$2,406
Construction and development	1	155	155
Consumer closed end first mortgage	8	287	287
Consumer open end and junior liens	3	51	51

Other loans
Consumer loans
Auto	2	25	25
Commercial and industrial	1	88	83

The impact on the allowance for loan losses was insignificant as a result of these modifications.

Newly restructured loans by type for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017
	Rate	Term	Combination	Total Modification
Real estate
Consumer closed end first mortgage	$-	$27	297	$324
Consumer open end and junior liens	-	3	13	16
Commercial and industrial	-	72	-	72

	2016
	Rate	Term	Combination	Total Modification
Real estate
Commercial	$-	$406	$-	$406
Commercial construction and development	-	83	-	83
Consumer closed end first mortgage	-	47	864	911
Consumer open end and junior liens	-	-	39	39

Other loans
Consumer loans
Auto	-	-	4	4
Boat/RVs	-	48	8	56
Other	-	7	-	7

	2015
	Rate	Term	Combination	Total Modification
Real Estate
Commercial	$-	$2,406	$-	$2,406
Construction and development	-	-	155	155
Consumer closed end first mortgage	-	11	276	287
Consumer open end and junior liens	-	51	-	51

Other loans
Consumer loans
Auto	-	25	-	25
Commercial and industrial	-	83	-	83

Defaults of any loans modified as troubled debt restructurings made in the years ended December 31, 2017, 2016 and 2015, respectively, are listed in the tables below. Defaults are defined as any loans that become 90 days past due.

	2017
	No. of Loans	Post-Modification Outstanding Recorded Balance
Real Estate
Consumer closed end first mortgage	1	$79

	2016
	No. of Loans	Post-Modification Outstanding Recorded Balance
Real Estate
Consumer closed end first mortgage	5	$179

Other Loans
Consumer Loans
Boat/RV	1	7

	December 31, 2015
	No. of Loans	Post-Modification Outstanding Recorded Balance
Real Estate
Commercial	1	$820

At December 31, 2017, the Company held residential real estate held for sale as a result of foreclosure totaling $251,000 and real estate in the process of foreclosure of $970,000. As of December 31, 2017, the Company also held $482,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

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

The aggregate amount of loans, as defined, to such related parties was as follows:

2017
Balances, January 1,	$7,135
Change in composition	(183)
New loans, including renewals	4,701
Payments, etc., including renewals	(4,411)
Balances, December 31,	$7,242

Note 7: Premises and Equipment

Major classifications of premises and equipment are as follows:

	December 31,
	2017	2016
Cost
Land	$8,074	$8,074
Buildings and land improvements	19,775	19,264
Equipment	13,865	13,562
Total cost	41,714	40,900
Accumulated depreciation and amortization	(20,175)	(19,700)
Net	$21,539	$21,200

Note 8: Core Deposit and Other Intangibles

The carrying basis of recognized intangible assets at December 31, 2017 and 2016, were:

	2017	2016
Core deposits	$71	$200
Other intangibles	56	191
	$127	$391

Amortization expense for the years ended December 31, 2017, 2016 and 2015, was $264,000, $420,000 and $517,000, respectively. Estimated amortization expense for the next two years, which is the remaining life, is:

2018	$114
2019	13
$127

Note 9: Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 were:

	2017	2016
Balance as of January 1	$1,800	$1,800
Goodwill acquired during the year	-	-
Balance as of December 31	$1,800	$1,800

Goodwill is tested for impairment on an annual basis as of December 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. No events or changes in circumstances have occurred since the annual impairment test that would suggest is was more likely than not goodwill impairment existed.

Note 10: Derivative Financial Instruments

The Company has certain interest rate derivative positions that are not designated as hedging instruments. Derivative assets and liabilities are recorded at fair value on the Consolidated Balance Sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. These derivative positions relate to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, the Company agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the client to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s Consolidated Statements of Income. The notional amount of customer-facing swaps as of December 31, 2017 and 2016 was approximately $17.3 million and $14.6 million, respectively.

The following table shows the amounts of derivative financial instruments at December 31, 2017 and 2016.

	Asset Derivatives
		Fair Value			Fair Value
	Balance Sheet	December 31,		Balance Sheet	December 31,
	Location	2017	2016	Location	2017	2016
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$525	$553	Other liabilities	$525	$553

Note 11: Deposits

Deposits were comprised of the following at December 31, 2017 and 2016:

	December 31,
	2017	2016
Demand deposits	$519,458	$471,023
Savings	138,348	136,314
Money market savings	151,661	156,434
Certificates and other time deposits of $100,000 or more	122,951	120,000
Other certificates	177,336	190,594
Brokered deposits	92,280	79,017
Total deposits	$1,202,034	$1,153,382

At December 31, 2017 and 2016, total deposits that meet or exceed the FDIC’s standard deposit insurance amount of $250,000 were $335.2 million and $303.6 million, respectively.

Certificates maturing in years ending December 31 are as follows:

2018	$172,139
2019	58,919
2020	70,893
2021	29,559
2022	37,525
Thereafter	2,122
$371,157

Note 12: Federal Home Loan Bank Advances

FHLB advances maturing in years ending December 31 are as follows:

2018	$67,630
2019	43,533
2020	46,500
2021	26,500
2022	13,000
Thereafter	20,000
$217,163

At December 31, 2017, the Company had pledged $361.4 million in qualifying first mortgage loans as collateral for advances and outstanding letters of credit. Advances, at interest rates from 0.97% to 6.73% at December 31, 2017, were subject to restrictions or penalties in the event of prepayment.

At December 31, 2017, the Company had a total of $15.0 million in putable and $45.0 million in symmetrical advances with Federal Home Loan Bank. The call dates for these advances range from 2020 through 2021 even though maturity dates extend beyond those dates.

Note 13: Other Borrowings

Other borrowings consisted of the following component as of December 31:

	2017	2016
Subordinated debenture, net of discount	$4,232	$4,189

The Company assumed $5.0 million in debentures as the result of the acquisition of MFB Corp. in 2008. In 2005, MFB Corp. had formed MFBC Statutory Trust I (MFBC), as a wholly owned business trust, to sell trust preferred securities. The proceeds from the sale of these trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from the acquired company. The junior subordinated debentures are the sole assets of MFBC and are fully and unconditionally guaranteed by the Company. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The rate resets quarterly at the prevailing three-month LIBOR rate plus 170 basis points, which was 3.29% at December 31, 2017. The Company may redeem the trust preferred securities, in whole or in part, without penalty, on or after September 15, 2010. These securities mature on September 15, 2035. The net balance of the securities as of December 31, 2017 was $4.2 million due to the fair value adjustment of the securities made at the time of the acquisition.

Note 14: Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans consist of the following:

	2017	2016
Loans serviced for
Freddie Mac	$320,334	$301,263
Fannie Mae	5,249	7,355
FHLB	9,313	10,621
Other investors	1,341	1,551
	$336,237	$320,790

The aggregate fair value of capitalized mortgage servicing rights is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates. The amount of servicing fees collected during 2017, 2016 and 2015 totaled approximately $783,000, $801,000, and $814,000, respectively.

	2017	2016	2015
Mortgage-servicing rights
Balances, January 1	$1,351	$1,335	$1,417
Servicing rights capitalized	549	482	458
Amortization of servicing rights	(396)	(466)	(540)
	$1,504	$1,351	$1,335

The fair value of servicing rights subsequently measured using the amortization method was as follows:

	2017	2016	2015
Mortgage-servicing rights
Fair value, beginning of period	$2,110	$2,179	$2,048
Fair value, end of period	2,246	2,110	2,179

Note 15: Income Tax

The provision for income taxes includes these components:

	2017	2016	2015
Income tax expense
Currently payable
Federal	$3,231	$2,849	$2,652
State	-	-	-
Deferred
Federal	1,342	1,317	1,706
Effect of "Tax Cuts and Jobs Act"	2,000	-	-
State	220	220	220
Total income tax expense	$6,793	$4,386	$4,578

A reconciliation of income tax expense at the federal statutory rate to actual tax expense is shown below:

	2017	2016	2015
Federal statutory income tax at 34%	$6,496	$5,993	$5,721
Non tax captive insurance income	(310)	(319)	-
State taxes	145	145	145
Low income housing credits	(96)	(96)	(96)
Tax-exempt income	(1,453)	(1,404)	(1,111)
Effect of "Tax Cuts and Jobs Act"	2,000	-	-
Other	11	67	(81)
Actual tax expense	$6,793	$4,386	$4,578
Effective tax rate	35.55%	24.88%	27.21%

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 reducing the Company’s federal corporate tax rate from 34% to 21%, effective January 1, 2018. At December 31, 2017, the Company has substantially completed its accounting for the tax effects of enactment of the Tax Act. For deferred tax assets and liabilities, amounts were remeasured based on the rates expected to reverse in the future, which is now 21%. Based on this new law, we recorded an additional tax expense of $2.0 million due to the revaluation of the company’s deferred tax asset. The Company continues to analyze certain aspects of the Tax Act and further refinements are possible, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. We do not expect these adjustments to materially impact our financial statements.

The components of the net deferred tax asset included on the consolidated balance sheets at December 31, were as follows:

	December 31,
	2017	2016
Assets
Allowance for loan losses	$3,278	$4,999
Deferred compensation	2,142	3,174
Business tax and AMT credit carryovers	3,434	4,100
Net operating loss carryover	1,161	1,496
Goodwill impairment	903	1,780
Purchase accounting adjustments	624	1,010
Other-than-temporary-impairment, available for sale securities	-	37
Unrealized loss on securities available for sale	-	776
Other	457	857
Total assets	11,999	18,229

Liabilities
Unrealized gain on securities available for sale	$(153)	$-
Depreciation and amortization	(382)	(504)
FHLB stock	(253)	(385)
State income tax	(331)	(551)
Loan fees	(257)	(355)
Investments in limited partnerships	(1,402)	(2,072)
Mortgage servicing rights	(402)	(564)
Other	(882)	(972)
Total liabilities	(4,062)	(5,403)

Valuation Allowance
Beginning balance	(789)	(1,220)
Decrease during period	382	431
Ending balance	(407)	(789)
Net deferred tax asset	$7,530	$12,037

The Company has unused business income tax credits of $2.1 million that will begin to expire in 2029 and a state net operating loss carryover of $17.9 million that will begin to expire in 2023. In addition, the Company has an AMT credit carryover of $1.4 million with an unlimited carryover period. Management believes that the Company will be able to utilize the benefits recorded for the state loss carryforwards and federal credits within the allotted time periods, except for the amount represented by the valuation allowance. The valuation allowance has been recorded for the possible inability to use a portion of the state net operating loss carryover.

Retained earnings include approximately $14.7 million for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amounts was approximately $3.1 million at December 31, 2017.

The Company’s federal and state income tax returns have been closed without audit by the IRS through the year ended December 31, 2013.

Note 16: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	December 31,
	2017	2016
Net unrealized gain (loss) on securities available for sale	$529	$(1,875)
Net unrealized gain relating to defined benefit plan liability	10	30
	539	(1,845)
Tax benefit (expense)	(158)	591
Net of tax amount	$381	$(1,254)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Statement of Income for the years ended December 31, 2017, 2016 and 2015.

	Amount Reclassified from Accumulated Other Comprehensive Income For the Year Ended
Details about Accumulated Other	December 31,			Affected Line Item in the Statements
Comprehensive Income Components	2017	2016	2015	of Income
Realized gains on available for sale securities
Realized securities gains reclassified into income	$708	$1,023	$436	Total non-interest income - net realized gains on sale of available for sale securities
Related income tax expense	(241)	(348)	(148)	Income tax expense

Total reclassifications for the period, net of tax	$467	$675	$288

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

Financial instruments whose contract amount represents credit risk as of December 31:

	2017	2016
Loan commitments	$232,866	$224,900
Standby letters of credit	3,021	2,541

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

The Company and Bank are also subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits at December 31, 2017 will not have a material adverse effect on the consolidated financial position of the Company.

The Company has entered into employment agreements with certain officers that provide for the continuation of salary and certain benefits for a specified period of time under certain conditions. Under the terms of the agreement, these payments could occur in the event of a change in control of the Company or other circumstances.

Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days, and which are primarily intended for sale to investors in the secondary market. Total mortgage loans in the process of origination amounted to $3.6 million and $4.4 million, and mortgage loans held for sale amounted to $4.6 million and $4.1 million, at December 31, 2017 and 2016, respectively.

Note 18: Stockholders’ Equity

Without prior regulatory approval, current regulations allow the Bank to pay dividends to the Company not exceeding retained net income for the previous two calendar years and the current year. In the event the Bank becomes unable to pay dividends to the Company, the Company may not be able to service its debt, pay its other obligations or pay dividends on its common stock. At December 31, 2017, the Bank was able to pay dividends without prior regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2017 and 2016, the Company and Bank meet all capital adequacy requirements to which it is subject.

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

The Company’s and Bank’s actual capital amounts and ratios as of December 31, are presented in the tables below.

	December 31, 2017
	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level(1):
MutualFirst Consolidated	$148,135	9.4%	$63,293	4.0%	N/A	N/A
MutualBank	133,515	8.4	63,254	4.0	$79,068	5.0%
Common Equity Tier 1 Capital Level (2) :
MutualFirst Consolidated	$144,764	12.2%	$53,249	4.5%	N/A	N/A
MutualBank	133,515	11.3	53,407	4.5	$77,143	6.5%
Tier 1 Risk-Based Capital Level (3) :
MutualFirst Consolidated	$148,135	12.5%	$71,238	6.0%	N/A	N/A
MutualBank	133,515	11.3	71,209	6.0	$94,946	8.0%
Total Risk-Based Capital Level (4) :
MutualFirst Consolidated	$160,522	13.5%	$94,984	8.0%	N/A	N/A
MutualBank	145,902	12.3	94,946	8.0	$118,682	10.0%

(1)	Tier 1 Capital to Total Average Assets for Leverage Ratio of $1.6 billion for the Bank and Company at December 31, 2017.
(2)	Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.2 billion for the Bank and Company at December 31, 2017.
(3)	Tier 1 Capital to Risk-Weighted Assets.
(4)	Total Capital to Risk-Weighted Assets.

	December 31, 2016
	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level(1):
MutualFirst Consolidated	$138,971	9.0%	$61,914	4.0%	N/A	N/A
MutualBank	136,301	8.8	61,832	4.0	$77,290	5.0%
Common Equity Tier 1 Capital Level (2) :
MutualFirst Consolidated	$136,606	11.9%	$51,729	4.5%	N/A	N/A
MutualBank	136,301	11.9	51,696	4.5	$74,672	6.5%
Tier 1 Risk-Based Capital Level (3) :
MutualFirst Consolidated	$138,971	12.1%	$68,973	6.0%	N/A	N/A
MutualBank	136,301	11.9	68,928	6.0	$91,904	8.0%
Total Risk-Based Capital Level (4) :
MutualFirst Consolidated	$151,353	13.2%	$91,963	8.0%	N/A	N/A
MutualBank	148,683	12.9	91,904	8.0	$114,880	10.0%

(1)	Tier 1 Capital to Total Average Assets for Leverage Ratio of $1.5 billion for the Bank and Company at December 31, 2016.
(2)	Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.1 billion for the Bank and Company at December 31, 2016.
(3)	Tier 1 Capital to Risk-Weighted Assets.
(4)	Total Capital to Risk-Weighted Assets.

The minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is being phased in annually, which started January 1, 2016, at the rate of 0.625% per year until fully phased in during 2019. The capital conservation buffer was 1.25% at December 31, 2017. The unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of December 31, 2017, the Bank is in excess of the capital conversation buffer requirements.

Note 20: Employee Benefits

The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The contributions are discretionary and determined annually. The Company matches employees' contributions at the following rates: 100 percent of participant contributions up to 4% and 50 percent of participant contributions from 4-6%, not to exceed a maximum of 5% of their compensation. The Company’s expense for the plan was $957,000, $938,000 and $810,000 for 2017, 2016 and 2015, respectively.

The Company has an executive benefit plan and deferred compensation arrangements for the benefit of certain officers. The Company also has deferred compensation arrangements with certain directors whereby, in lieu of previously receiving fees, the directors or their beneficiaries will be paid benefits for an established period following the director’s retirement or death. These arrangements are informally funded by life insurance contracts which have been purchased by the Company. The Company records a liability for these vested benefits based on the present value of future payments. The Company’s expense for the plan was $652,000, $676,000 and $669,000 for 2017, 2016 and 2015, respectively.

Note 21: Stock Option Plans

Under the Company’s stock option plans, which are accounted for in accordance with FASB ASC 718, Stock Compensation, the Company grants selected executives and other key employees and directors incentive and non-qualified stock option awards that vest and become fully exercisable at the discretion of the Compensation Committee as the options are granted. As of the end of the 2017, the Company was authorized to grant options under our stock option plan approved in 2008. Under certain provisions of the plan, the number of shares available for grant may be increased without shareholder approval by the amount of shares surrendered as payment of the exercise price of the stock option and by the number of shares of common stock of the Company that could be repurchased by the Company using proceeds from the exercise of stock options.

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

The following is a summary of the status of the Company’s stock option plans and changes in these plans during 2017.

	2017
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	304,561	$9.90
Exercised	65,161	17.73
Outstanding and exercisable, end of year	239,400	$7.78	7.6 years	$7,236

There were 65,161, 77,600 and 186,059 options exercised during the years ended December 31, 2017, 2016 and 2015. There were no options granted during those periods. The Company will fulfill options with authorized but unissued shares of stock from the 352,741 shares the Company has authorized under the current shareholder-approved stock option and incentive plans. There were 58,003 shares remaining to be granted under the current plan. The Company will also fulfill options with authorized but unissued shares of stock from the 141,462 shares the Company has authorized under the 2000 stock option plan. Outstanding options may continue to be exercised from that plan; however no further grants can be made.

Cash received from options exercised under all share-based payment arrangements for years ended December 31, 2017, 2016 and 2015 was $1.2 million, $976,000 and $2.0 million, respectively. The intrinsic value on options exercised during the years ended December 31, 2017, 2016 and 2015 was $1.1 million, $911,000 and $2.2 million, respectively.

Note 22: Earnings Per Share

Earnings per share were computed as follows:

	2017
	Net Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$12,315	7,360,066	$1.67
Effect of Dilutive Securities
Stock options		141,993
Diluted Earnings Per Share

Net income available and assumed conversions	$12,315	7,502,059	$1.64

	2016
	Net Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$13,241	7,391,681	$1.79
Effect of Dilutive Securities
Stock options		147,157
Diluted Earnings Per Share

Net income available and assumed conversions	$13,241	7,538,838	$1.76

	2015
	Net Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$12,262	7,374,589	$1.66
Effect of Dilutive Securities
Stock options		173,296
Diluted Earnings Per Share

Net income available and assumed conversions	$12,262	7,547,885	$1.62

Options to purchase 37,161 shares of common stock were outstanding at December 31, 2015, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. As of December 31, 2017 and 2016, the exercise price for all options was lower than the average market price of the common shares.

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

The following table presents the fair value measurements of assets and liabilities measured on a recurring basis and the level within the ASC 820 fair value hierarchy.

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2017
Available for sale securities
Mortgage-backed securities	$67,798	$-	$67,798	$-
Collateralized mortgage obligations	87,250	-	87,250	-
Municipal obligations	110,495	-	110,495	-
Corporate obligations	11,835	-	9,114	2,721
Interest rate swap asset	525	-	525	-
Interest rate swap liability	525	-	525	-

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2016
Available for sale securities
Mortgage-backed securities	$92,517	$-	$92,517	$-
Collateralized mortgage obligations	68,047	-	68,047	-
Municipal obligations	77,682	-	77,682	-
Corporate obligations	11,667	-	9,079	2,588
Interest rate swap asset	553	-	553	-
Interest rate swap liability	553	-	553	-

The following is a reconciliation of the beginning and ending balances for the years ended December 31, 2017, 2016 and 2015 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	2017	2016	2015
Beginning balance	$2,588	$2,534	$2,522
Total realized and unrealized gains (losses)
Included in net income	-	-	-
Included in other comprehensive income (loss)	133	54	12
Purchases, issuances and settlements	-	-	-
Ending balance	$2,721	$2,588	$2,534

Total gains for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$-	$-	$-

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

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

December 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,721	Discounted cash flow	Discount rate	7.0 - 8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 2.2%
			Projected cures given deferral	0 - 15.0%
			Loss severity	29.3 - 34.9%

December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,588	Discounted cash flow	Discount rate	7.0 - 8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 2.2%
			Projected cures given deferral	0 - 15.0%
			Loss severity	32.5 - 38.7%

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

Off-Balance Sheet Commitments - Commitments include commitments to purchase and originate mortgage loans, commitments to sell mortgage loans and standby letters of credit and are generally of a short-term nature. The fair values of such commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these instruments is insignificant.

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated balance sheets as of the dates noted below are as follows:

	Carrying		Fair Value Measurements Using
December 31, 2017	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$27,341	$27,341	$27,341	$-	$-
Interest-bearing time deposits	1,853	1,853	1,853	-	-
Loans held for sale	4,577	4,584	-	4,584	-
Loans, net	1,167,758	1,150,005	-	-	1,150,005
FHLB stock	11,183	11,183	-	11,183	-
Interest receivable	5,282	5,282	-	5,282	-
Interest rate swap asset	525	525	-	525	-
Liabilities
Deposits	1,202,034	1,199,781	830,877	-	368,904
FHLB advances	217,163	215,326	-	215,326	-
Other borrowings	4,232	4,300	-	4,300	-
Interest payable	456	456	-	456	-
Interest rate swap liability	525	525	-	525	-

	Carrying		Fair Value Measurements Using
December 31, 2016	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$26,860	$26,860	$26,860	$-	$-
Interest-bearing time deposits	993	993	993	-	-
Loans held for sale	4,063	4,094	-	4,094	-
Loans, net	1,157,120	1,139,450	-	-	1,139,450
FHLB stock	10,925	10,925	-	10,925	-
Interest receivable	4,629	4,629	-	4,629	-
Interest rate swap asset	553	553	-	553	-
Liabilities
Deposits	1,153,382	1,152,030	779,577	-	372,453
FHLB advances	240,591	239,866	-	239,866	-
Other borrowings	4,189	4,189	-	4,189	-
Interest payable	350	350	-	350	-
Interest rate swap liability	553	553	-	553	-

Note 24: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2017	2016
Assets
Cash on deposit with Bank	$12,006	$1,098
Cash on deposit with others	24	24
Total cash	12,030	1,122
Investment in common stock of subsidiaries	142,208	142,812
Other assets	425	411
Total assets	$154,663	$144,345

Liabilities
Other borrowings	$4,232	$4,189
Other liabilities	149	118
Total liabilities	4,381	4,307

Stockholders' Equity	150,282	140,038
Total liabilities and stockholders' equity	$154,663	$144,345

Condensed Statements of Income

	2017	2016	2015
Income
Interest income from bank	$-	$-	$1
Dividends from subsidiaries	15,100	12,000	3,600
Total income	15,100	12,000	3,601
Expenses	1,041	976	1,182
Income before income tax and equity in undistributed income of subsidiaries	14,059	11,024	2,419
Income tax benefit	(495)	(399)	(591)
Income before equity in undistributed income (distributions in excess of income) of subsidiaries	14,554	11,423	3,010
Equity in undistributed income (distributions in excess of income) of subsidiaries	(2,239)	1,818	9,252
Net Income Available to Common Shareholders	$12,315	$13,241	$12,262

Condensed Statements of Comprehensive Income

	2017	2016	2015
Net income	$12,315	$13,241	$12,262
Other comprehensive income:
Net unrealized holding gain (loss) on securities available for sale	3,112	(3,258)	(1,174)
Less: Reclassification adjustment for realized gains included in net income	(708)	(1,023)	(436)
Net unrealized gain on derivative used for cash flow hedges	-	1	108
Net unrealized gain (loss) relating to defined benefit plan	(20)	62	77
	2,384	(4,218)	(1,425)
Income tax (expense) benefit related to other comprehensive income	(749)	1,474	537
Other comprehensive income (loss)	1,635	(2,744)	(888)
Comprehensive income	$13,950	$10,497	$11,374

Condensed Statements of Cash Flows

	2017	2016	2015
Operating Activities
Net income	$12,315	$13,241	$12,262
Item not requiring cash
Deferred income tax benefit	(14)	200	(102)
(Equity in undistributed income) distributions in excess of income of subsidiaries	2,239	(1,818)	(9,252)
Other	74	(183)	13
Net cash provided by operating activities	14,614	11,440	2,921

Investing Activity
Investment in subsidiary	-	(100)	(250)
Net cash used in investing activity	-	(100)	(250)

Financing Activities
Repayment of other borrowings	$-	$(5,312)	$(759)
Stock repurchased	-	(4,354)	-
Cash dividends	(4,862)	(4,284)	(3,550)
Proceeds from stock options exercised	1,156	976	2,011
Net cash used in financing activities	(3,706)	(12,974)	(2,298)
Net Change in Cash	10,908	(1,634)	373
Cash, Beginning of Year	1,122	2,756	2,383
Cash, End of Year	$12,030	$1,122	$2,756

Note 25: Quarterly Results of Operations (Unaudited)

Quarter Ended	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income Available to Common Shareholders	Basic Earnings Per Common Share	Diluted Earnings Per Common Share

2017
March 31	$14,109	$2,396	$11,713	$200	$3,206	$0.44	$0.43
June 30	14,652	2,565	12,087	300	3,898	0.53	0.52
September 30	15,026	2,762	12,264	370	3,751	0.51	0.50
December 31	15,081	2,888	12,193	350	1,460	0.20	0.19

Total	$58,868	$10,611	$48,257	$1,220	$12,315	$1.67	$1.64

2016
March 31	$13,034	$2,272	$10,762	$200	$2,365	$0.32	$0.31
June 30	13,258	2,271	10,987	150	4,157	0.56	0.55
September 30	13,567	2,330	11,237	250	3,482	0.48	0.47
December 31	13,943	2,374	11,569	250	3,237	0.44	0.43

Total	$53,802	$9,247	$44,555	$850	$13,241	$1.79	$1.76

2015
March 31	$12,683	$2,165	$10,518	$-	$2,481	$0.34	$0.33
June 30	12,731	2,191	10,540	-	3,218	0.44	0.43
September 30	13,049	2,233	10,816	-	3,225	0.44	0.43
December 31	13,313	2,214	11,099	125	3,338	0.45	0.44

Total	$51,776	$8,803	$42,973	$125	$12,262	$1.66	$1.62

Note 26: Subsequent Event

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

The boards of directors of each of MutualFirst and Universal have approved the Merger Agreement. Subject to the approval of the Merger Agreement by Universal shareholders, regulatory approvals and other closing conditions, the parties completed the Merger during the first quarter of 2018. BloomBank’s total assets as of December 31, 2017 were $389.4 million.

In connection with the Merger, shareholders of Universal received fixed consideration of 15.6 shares of MutualFirst common stock and $250.00 in cash for each share of Universal common stock. On February 28, 2018, the transaction closed. Based on the closing price of MutualFirst’s common stock on February 28, 2018 of $35.70 per share and cash proceeds, the transaction value for the shares of common stock was approximately $61.3 million.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in sec Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures as of December 31, 2017, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.

Date: March 15, 2018	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

MutualFirst Financial, Inc.

Muncie, Indiana

Opinion on the Internal Control over Financial Reporting

We have audited MutualFirst Financial's (the "Company") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company and our report dated March 15, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

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

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definitions and Limitations of Internal Control over Financial Reporting

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

/s/ BKD, LLP

Indianapolis, Indiana
March 15, 2018

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Information concerning the Company’s directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2018, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company who are directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2018, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

The business experience of each of our other current executive officers for at least the past five years is set forth below.

Christopher D. Cook. Age 44 years. Mr. Cook, a certified public accountant, has served as Senior Vice President, Treasurer and Chief Financial Officer of MutualFirst and MutualBank since May 2010.  Mr. Cook began his career with MutualBank in 1996. Since that time he has served as Profitability Analyst, Assistant Treasurer, Controller and Director of Finance.

Sharon L. Ferguson.  Age 62 years.  Ms. Ferguson has served as Senior Vice President of Risk Management of the Bank since February 2009.  From April 2008 until February 2009, she served as Senior Vice President of Consumer Banking.  From September 2007 to April 2008 she served as Vice President of Retail Products. From October 2005 until September 2007 she served as Assistant Vice President, Retail Products Manager. Prior to October 2005 she served as Assistant Vice President, Consumer Lending and Deposits Manager. She has been with the Bank since March 1998.

Christopher L. Caldwell. Age 52 years. Mr. Caldwell has served as Senior Vice President of Business Banking of MutualBank since December 2012.  Beginning in 2008, he served as Vice President/Senior Business Banker for the Central Region of MutualBank.  From 2006 to 2008, he served as Regional Head of Commercial Lending for Delaware and Randolph counties.  Prior to that he was Vice President of Commercial Lending.  Mr. Caldwell is a graduate of the ABA Stonier Graduate School of Banking and serves as Secretary of the MutualBank Charitable Foundation. He has been with the Bank since 2005.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Linn A. Crull (Chairman), Wilbur R. Davis, Jerry D. McVicker, Edward J. Levy and Richard J. Lashley, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Crull, Mr. Levy and Mr. Lashley are each considered to be an “audit committee financial expert” as defined in applicable SEC rules. Additional information concerning the audit committee of the Company’s Board of Directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2018, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

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

To the Company’s knowledge, based solely on its review of the Section 16 reports filed by its directors and executive officers and written representations from those directors and executive officers, all Section 16(a) filing requirements applicable to the Company’s executive officers and directors during the fiscal year ended December 31, 2017, were met.

Code of Ethics

The Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act. The Code of Ethics applies to all of the Company’s directors, officers and employees. A copy of the Company’s updated Code of Ethics is being filed with the SEC as Exhibit 14 to this Annual Report on Form 10-K. You may obtain a copy of the Code of Ethics on our website at www.bankwithmutual.com at “About Us – Investor Relations – Corporate Overview - Governance Documents - Code of Ethics,” or free of charge from the Company by writing to our Corporate Secretary at MutualFirst Financial, Inc., 110 E. Charles Street, Muncie, Indiana 47305-2400 or by calling (765) 747-2800.

Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2018, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2018, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by security holders	239,400	$7.78	58,003	(1)
Equity compensation plans not approved by security holders	-	$-	-

(1) These shares are available for future grants under the Company's 2008 stock option plan.

Item 13. Certain Relationships and Related Transactions

Information required by this item concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2018, which will be filed no later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2018, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8 of this Form 10-K:

Annual Report Section
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2017 and 2016
Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements, December 31, 2017, 2016 and 2015

(a)(2) Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) Exhibits:

Regulation S-K Exhibit Number	Document
2.1	Agreement and Plan of Merger, dated as of October 4, 2017, by and among the Registrant and Universal Bancorp (incorporated herein by reference to the Registration Statement on Form S-4 filed with the SEC on January 17, 2018 (No. 333-222583))
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 16, 1999 (No. 333-87239)).
3.1a	Articles Supplementary to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 15, 2008 (File No. 000-27905))
3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2015 (File No. 000-27905))
4.1	Certificate of Registrant’s common stock (incorporated herein by reference to Exhibit 4.0 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 16, 1999 (No. 333-87239))
10.1	Amended and Restated Employment Agreement between the Registrant, MutualBank and David W. Heeter (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 000-27905))
10.2	Amended and Restated Employment Agreement between the Registrant, MutualBank and Patrick D. Botts (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 000-27905))
10.3	Amended and Restated Employment Agreement between the Registrant, MutualBank and Christopher D. Cook (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 000-27905))

10.4	Amended and Restated Employment Agreement between the Registrant, MutualBank and Charles J. Viater (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 000-27905))
10.5	Salary Continuation Agreement between the Registrant and Charles J. Viater (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 23, 2009 (File No. 000-27905))
10.6	Form of Supplemental Retirement Plan Income Agreements for David W. Heeter and Patrick C. Botts (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the SEC on March 30, 2000 (File No. 000-27905))
10.7	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on April 2, 2001 (File No. 000-27905))
10.8	Form of Executive Deferred Compensation Plan Agreements for David W. Heeter and Patrick C. Botts (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the SEC on March 30, 2000 (File No. 000-27905))
10.9	Registrant’s 2000 Stock Option and Incentive Plan (incorporated herein by reference to Appendix D to the joint proxy statement-prospectus included in the Registrant’s Registration Statement on Form S-4 filed with the SEC on October 19, 2000 (No. 333-46510))
10.10	Director Deferred Compensation Master Agreement (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 16, 2007 (File No. 000-27905))
10.11	Registrant’s 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 23, 2009 (File No. 000-27905))
10.12	Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 18, 2010 (File No. 000-27905))
10.13	Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 18, 2010 (File No. 000-27905))
10.14	Change in Control Agreement between the Registrant, MutualBank and Christopher L. Caldwell (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 000-27905))
10.15	Change in Control Agreement between the Registrant, MutualBank and Sharon L. Ferguson (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 000-27905))
10.16	Director Fee Arrangements for 2017
11	Statement re computation of earnings per share (See Note 2 of the Notes to Unaudited Consolidated Condensed Statements included in the Form 10-Q for the quarter ended September 30, 2017 (File No. 000-27905))
14	Code of Business Conduct and Ethics
21	Subsidiaries of the registrant
23	Consents of experts and counsel
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101	Financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statement of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) Notes to Consolidated Condensed Financial Statements.

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

MutualFirst Financial, Inc.

Date: March 15, 2018	By:	/s/David W. Heeter
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

/s/David W. Heeter	/s/Wilbur R. Davis
David W. Heeter, President and Director	Wilbur R. Davis, Chairman of the Board
(Principal Executive Officer)	Date: March 15, 2018
Date: March 15, 2018

/s/Patrick C. Botts	/s/Linn A. Crull
Patrick C. Botts, Director	Linn A. Crull, Director
Date: March 15, 2018	Date: March 15, 2018

/s/James D. Rosema	/s/William V. Hughes
James D. Rosema, Director	William V. Hughes, Director
Date: March 15, 2018	Date: March 15, 2018

/s/Jerry D. McVicker	/s/James R. Schrecongost
Jerry D. McVicker, Director	James R. Schrecongost, Director
Date: March 15, 2018	Date: March 15, 2018

/s/Edward C. Levy	/s/Michael J. Marien
Edward C. Levy, Director	Michael J. Marien, Director
Date: March 15, 2018	Date: March 15, 2018

/s/Charles J. Viater	/s/Richard J. Lashley
Charles J. Viater, Director	Richard J. Lashley, Director
Date: March 15, 2018	Date: March 15, 2018

/s/Christopher D. Cook
Christopher D. Cook, Senior Vice President
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 15, 2018

INDEX TO EXHIBITS

Number	Description

10.16	Director Fee Arrangements for 2017

14	Code of Business Conduct and Ethics

21	Subsidiaries of the Registrant

23	Consent of Accountants

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

