Form 10-Q
period 2018-03-31
MUTUALFIRST FINANCIAL INC
filed 2018-05-09
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of May 9, 2018, there were 8,574,924 shares of the registrant’s common stock outstanding.

MutualFirst Financial, Inc.

Form 10-Q Quarterly Report for the Period Ended March 31, 2018

MutualFirst Financial, Inc.

Consolidated Condensed Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Cash and due from banks	$11,681	$8,763
Interest-bearing demand deposits	29,388	18,578
Cash and cash equivalents	41,069	27,341
Interest-bearing time deposits	4,627	1,853
Investment securities available for sale (carried at fair value)	354,145	277,378
Loans held for sale	3,686	4,577
Loans, net of allowance for loan losses of $12,537 and $12,387,
at March 31, 2018 and December 31, 2017, respectively	1,436,889	1,167,758
Premises and equipment, net	26,208	21,539
Federal Home Loan Bank stock	12,820	11,183
Deferred tax asset, net	10,665	7,530
Cash value of life insurance	59,209	52,707
Goodwill	23,869	1,800
Core deposit intangibles	4,509	127
Other real estate owned and repossessed assets	1,753	733
Other assets	16,656	14,406
Total assets	$1,996,105	$1,588,932

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$288,996	$194,134
Interest-bearing	1,251,456	1,007,900
Total deposits	1,540,452	1,202,034
Federal Home Loan Bank advances	230,546	217,163
Other borrowings	18,110	4,232
Other liabilities	15,935	15,221
Total liabilities	1,805,043	1,438,650

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 8,574,924 and 7,389,394 shares
at March 31, 2018 and December 31, 2017, respectively	86	74
Additional paid-in capital	117,630	75,319
Retained earnings	76,971	74,508
Accumulated other comprehensive income (loss)	(3,625)	381
Total stockholders' equity	191,062	150,282
Total liabilities and stockholders' equity	$1,996,105	$1,588,932

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Income
(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2018	2017
Interest and Dividend Income
Loans receivable	$14,325	$12,249
Investment securities	2,166	1,720
Federal Home Loan Bank stock	190	115
Deposits with financial institutions	67	25
Total interest and dividend income	16,748	14,109

Interest Expense
Deposits	2,107	1,465
Federal Home Loan Bank advances	962	886
Other	95	45
Total interest expense	3,164	2,396

Net Interest Income	13,584	11,713
Provision for loan losses	450	200
Net Interest Income After Provision for Loan Losses	13,134	11,513

Non-interest Income
Service fee income	1,564	1,400
Net realized gain on sales of available for sale securities	154	129
Commissions	1,262	1,196
Net gains on sales of loans	635	770
Net servicing fees	150	101
Increase in cash value of life insurance	289	272
Gain (loss) on sale of other real estate and repossessed assets	(68)	54
Other income	449	202
Total non-interest income	4,435	4,124

Non-interest Expenses
Salaries and employee benefits	7,289	6,726
Net occupancy expenses	897	809
Equipment expenses	556	427
Data processing fees	593	554
ATM and debit card expenses	471	418
Deposit insurance	257	213
Professional fees	782	396
Advertising and promotion	360	312
Software subscriptions and maintenance	594	569
Other real estate and repossessed assets	45	47
Other expenses	1,133	935
Total non-interest expenses	12,977	11,406

Income Before Income Tax	4,592	4,231
Income tax expense	585	1,025
Net Income	$4,007	$3,206

Earnings Per Common Share
Basic	$0.51	$0.44
Diluted	$0.50	$0.43
Dividends Per Common Share	$0.18	$0.16

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2018	2017
Net Income	$4,007	$3,206
Other Comprehensive Income
Net unrealized holding gain (loss) on securities available for sale	(4,931)	715
Reclassification adjustment for realized gains included in net income	(154)	(129)
	(5,085)	586
Income tax (benefit) expense related to other comprehensive income	1,079	(195)
Other comprehensive income (loss), net of tax	(4,006)	391
Comprehensive Income	$1	$3,597

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statement of Stockholders’ Equity
For the Period Ended March 31, 2018

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances December 31, 2017	$74	$75,319	$74,508	$381	$150,282
Net income			4,007		4,007
Other comprehensive loss, net of taxes				(4,006)	(4,006)
Cash dividends, common stock ($0.18 per share)			(1,544)		(1,544)
Issuance of common stock related to acquisition	12	42,311			42,323
Balances March 31, 2018	$86	$117,630	$76,971	$(3,625)	$191,062

Note 1:

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income	$4,007	$3,206
Items not requiring cash
Provision for loan losses	450	200
Depreciation and amortization	1,269	1,125
Increase in cash value of life insurance	(289)	(272)
Loans originated for sale	(19,259)	(22,548)
Proceeds from sales of loans held for sale	20,729	22,243
Net gain on sale of loans	(635)	(770)
Net gain on sale of securities, available for sale	(154)	(129)
Gain on bank owned life insurance	(326)	-
(Gain) loss on sale of other real estate and repossessed assets	68	(54)
Change in
Interest receivable and other assets	927	1,441
Interest payable and other liabilities	(541)	(775)
Other adjustments	(39)	15
Net cash provided by operating activities	6,207	3,682

Investing Activities
Net change in interest-bearing time deposits	5,973	(912)
Purchases of securities, available for sale	(37,305)	(15,934)
Proceeds from maturities and paydowns of securities, available for sale	6,332	6,730
Proceeds from sales of securities, available for sale	36,811	5,681
Purchase of Federal Home Loan Bank stock	-	(258)
Net change in loans	(17,736)	1,257
Net cash and cash equivalents paid in acquisition	(7,673)	-
Purchases of premises and equipment	(390)	(201)
Proceeds from real estate owned sales	366	503
Proceeds from sale of real estate held for investment	-	502
Proceeds from bank owned life insurance	1,669	-
Proceeds from sale of premises and equipment	67	-
Net cash used in investing activities	(11,886)	(2,632)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	19,727	16,525
Certificates of deposit	3,462	1,016
Proceeds from FHLB advances	112,600	77,500
Repayments of FHLB advances	(124,700)	(99,900)
Proceeds from other borrowings	10,000	290
Repayments other borrowings	(138)	-
Cash dividends	(1,544)	(1,176)
Stock options exercised	-	139
Net cash provided by (used in) financing activities	19,407	(5,606)
Net Change in Cash and Cash Equivalents	13,728	(4,556)
Cash and Cash Equivalents, Beginning of Period	27,341	26,860
Cash and Cash Equivalents, End of Period	$41,069	$22,304

Additional Cash Flows Information
Interest paid	$3,026	$2,292
Transfers from loans to foreclosed assets	445	273
Mortgage servicing rights capitalized	56	61
Purchases of securities, due to broker	-	1,052

In conjuction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$406,928
Cash paid in acquisition	(18,999)
Common stock issued	(42,323)
Liabilities assumed	$345,606	$-

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 15, 2018.

The interim consolidated condensed financial statements at and for the three months ended March 31, 2018 and 2017, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2017 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2:  Acquisitions

On February 28, 2018, the Company completed the 100% acquisition of Universal Bancorp (“Universal”). Universal and BloomBank, a wholly-owned subsidiary of Universal, merged with and into the Company and the Bank, respectively. BloomBank was headquartered in Bloomfield, Indiana and had 13 retail financial center offices serving counties in central and southern Indiana. Under terms of the merger agreement, shareholders of Universal received fixed consideration of 15.6 shares of MutualFirst common stock and $250.00 in cash for each share of Universal common stock. The Company issued approximately 1.2 million shares of common stock, which was valued at approximately $42.3 million. Based upon the February 28, 2018 closing price of $35.70 per share of MutualFirst common stock, the transaction has an implied valuation of approximately $61.3 million. The Company incurred approximately $605,000 in expenses related to the acquisition in the first three months of 2018. These expenses are classified in the non-interest expense section of the income statement, primarily in professional fees and other expenses. As a result of the acquisition, the Company was able to increase both its deposit and loan base and expects to reduce costs through economies of scale. Goodwill resulted from this transaction due to the expected synergies and economies of scale.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired, liabilities assumed and related deferred tax impacts, which are based on assumptions that are subject to change as management continues to evaluate, the purchase price for the Universal acquisition is detailed in the following table. If prior to the end of the one-year measurement period for finalizing the purchase price allocation, information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be recorded in the reporting period in which the adjustment amounts are determined. The measurement period adjustments will be calculated as if the accounting had been completed as of the acquisition date.

Assets
Cash and cash equivalents	$11,326
Interest-bearing time deposits	8,747
Investment securities, available for sale	87,817

Loans
Commercial	203,621
Residential mortgage	36,410
Consumer	12,532
Total loans	252,563

Premises and equipment, net	4,799
Federal Home Loan Bank stock	1,637
Deferred tax asset, net	2,056
Cash value of life insurance	7,556
Goodwill	22,069
Core deposit intangible	4,545
Interest receivable	1,259
Other real estate owned and repossessed assets	1,009
Other assets	1,545
Total assets purchased	$406,928

Common shares issued	$42,323
Cash paid	18,999
Total purchase price	$61,322

Liabilities
Deposits
Non-interest bearing	$81,061
NOW accounts	66,372
Savings and money market	85,690
Certificated of deposits	82,107
Total deposits	315,230

Borrowings	25,463
Interest payable	81
Subordinated debt	4,000
Other liabilities	832
Total liabilities assumed	$345,606

Of the total purchase price, $4.5 million has been allocated to a core deposit intangible that will be amortized over its estimated life of 15 years. Of the remaining purchase price, $22.1 million has been allocated to goodwill, which is not deductible for tax purposes. Loans acquired had a fair value of $252.6 million. The contractual principal at the acquisition date was $257.2 million and the estimate of the contractual cash flows not expected to be collected is $4.6 million.

Pro Forma Financial Information

The results of operations of Universal Bancorp have been included in the Corporation’s consolidated financial statements since the acquisition date. The following schedule includes pro forma results for the three months ended March 31, 2018 and 2017, as if the Universal acquisition occurred as of the beginning of the reporting periods presented.

	Three Months Ended March 31,
	2018	2017
Summary of Operations
Net interest income	$15,875	$15,621
Provision for loan losses	(450)	(200)
Net interest income after provision	$15,425	$15,421
Non-interest income	4,713	4,730
Non-interest expense	(18,795)	(14,970)
Income before income taxes	$1,343	$5,181
Income tax benefit (expense)	208	(1,212)
Net income to common shareholders	$1,551	$3,969
Basic earnings per share	$0.18	$0.47
Diluted earnings per share	$0.18	$0.46

The pro-forma information for March 31, 2018 includes operating revenue from Universal of $1.4 million since the date of acquisition. Earnings of Universal since the acquisition date, net of tax and non-recurring expenses related to the acquisition were $1.2 million as of March 31, 2018. The pro forma information is presented for information purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Note 3: Earnings Per Share

Earnings per share were computed as follows:

	Three Months Ended March 31,
	2018			2017
	Net Income	Weighted- Average Shares	Per-Share Amount	Net Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$4,007	7,810,916	$0.51	$3,206	7,332,455	$0.44
Effect of Dilutive Securities
Stock options		154,977			148,026
Diluted Earnings Per Share
Net income available and assumed conversions	$4,007	7,965,893	$0.50	$3,206	7,480,481	$0.43

As of March 31, 2018 and 2017, the exercise price for all options was lower than the average market price of the common shares.

Note 4: Impact of Accounting Pronouncements

In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, Income Taxes (Topic 740) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 118. The ASU amends the Accounting Standards Codification to incorporate various SEC paragraphs pursuant to the issuance of SAB 118. SAB 118 addresses the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. The Company has assessed ASU 2018-05 and does not expect it to have a material impact on the Company’s accounting and disclosures.

In February 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company has assessed ASU 2018-02 and does not expect it to have a material impact on the Company’s accounting and disclosures.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805)-Clarifying the Definition of a Business. ASU 2017-01 provides amendments to clarify the definition of a business and affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied prospectively as of the beginning of the period of adoption. The Company adopted this ASU in the first quarter of 2018. Adoption of this ASU did not have a significant effect on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU is intended to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows by specifically addressing eight specific areas. The amendments are effective for the Company for annual and interim periods beginning in the first quarter of 2018. The Company adopted this ASU in the first quarter of 2018. Adoption of this ASU did not have a significant effect on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update require: (1) all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee); (2) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (3) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The new guidance is effective for the Company for annual and interim periods beginning in the first quarter of 2018. The Company adopted ASU 2016-01 on January 1, 2018 and it did not have a material effect on the Company’s consolidated financial statements.

In March 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company’s revenue is comprised of interest income on financial assets, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We have completed our evaluation of the impact of ASU 2014-09 on components of our non-interest income including trust and investment management fees, insurance commissions and fees and have not found any significant changes to our methodology of recognizing revenue. As required by the ASU, the Company adopted the standard on January 1, 2018 and it did not have a material effect on the Company’s consolidated financial statements. See Item 2 of this Form 10-Q “Critical Accounting Policies” for additional information.

Note 5: Investment Securities

The amortized costs and approximate fair values, together with gross unrealized gains and losses on securities, are in the tables below. All mortgage-backed securities and collateralized mortgage obligations held as of March 31, 2018 and December 31, 2017 were guaranteed by government sponsored entities, government corporations or federal agencies.

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$96,027	$250	$(2,014)	$94,263
Collateralized mortgage obligations	111,800	95	(2,278)	109,617
Municipal obligations	137,909	2,141	(1,572)	138,478
Corporate obligations	12,966	22	(1,201)	11,787
Total investment securities	$358,702	$2,508	$(7,065)	$354,145

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$68,335	$225	$(762)	$67,798
Collateralized mortgage obligations	88,488	58	(1,296)	87,250
Municipal obligations	107,060	3,709	(274)	110,495
Corporate obligations	12,966	69	(1,200)	11,835
Total investment securities	$276,849	$4,061	$(3,532)	$277,378

The amortized cost and fair value of securities available for sale at March 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
Description of Securities	Amortized Cost	Fair Value
Security obligations due
Within one year	$662	$674
One to five years	10,483	10,515
Five to ten years	29,725	30,510
After ten years	110,005	108,566
	150,875	150,265
Mortgage-backed securities	96,027	94,263
Collateralized mortgage obligations	111,800	109,617
Totals	$358,702	$354,145

Proceeds from sales of securities available for sale for the three months ended March 31, 2018 and 2017 were $36.8 million and $5.7 million, respectively. Gross gains were recognized on the sales for the three months ended March 31, 2018 and 2017 of $154,000 and $129,000, respectively. There were no gross losses recognized on the sales of securities for the three months ended March 31, 2018 or 2017.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2018 and December 31, 2017 was $206.0 million and $142.9 million, respectively, which were approximately 58.2% and 51.5%, respectively, of the Company’s investment portfolio at those dates.

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

During the first three months of 2018 and 2017, the Bank determined that its security holdings had no other-than-temporary impairment.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale Securities
Mortgage-backed securities	$33,554	$(815)	$26,218	$(1,199)	$59,772	$(2,014)
Collateralized mortgage obligations	64,859	(1,034)	27,433	(1,244)	92,292	(2,278)
Municipal obligations	41,553	(1,005)	9,671	(567)	51,224	(1,572)
Corporate obligations	-	-	2,722	(1,201)	2,722	(1,201)
Total temporarily impaired securities	$139,966	$(2,854)	$66,044	$(4,211)	$206,010	$(7,065)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale Securities
Mortgage-backed securities	$21,975	$(127)	$27,675	$(635)	$49,650	$(762)
Collateralized mortgage obligations	47,153	(400)	28,887	(896)	$76,040	$(1,296)
Municipal obligations	4,479	(64)	10,041	(210)	14,520	(274)
Corporate obligations	-	-	2,722	(1,200)	2,722	(1,200)
Total temporarily impaired securities	$73,607	$(591)	$69,325	$(2,941)	$142,932	$(3,532)

Mortgage-Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in MBSs and CMOs were caused by interest rate changes and illiquidity. The Company expects to recover the amortized cost basis over the term of the securities. Because (1) the decline in market value is attributable to changes in interest rates and illiquidity and not credit quality, (2) the Company does not intend to sell the investments and (3) it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider any of these investments to be other-than-temporarily impaired at March 31, 2018.

Municipal Obligations

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by changes in interest rates and illiquidity. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments. The Company does not consider any of these investment securities to be other-than-temporarily impaired at March 31, 2018.

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

Pooled Trust Preferred Securities. The Bank has invested in pooled trust preferred securities. At March 31, 2018, the current book value of our pooled trust preferred securities was $3.9 million. The original par value of these securities was $4.0 million. All pooled trust preferred securities owned were performing as agreed in the first three months of 2018. As of May 2017, current Moody’s rated these bonds as Aa3 for Alesco Preferred Funding IX and Ba2 for U.S. Capital Funding I. All pooled trust preferred securities owned by the Bank are exempt from the Volcker Rule.

The following table provides additional information related to the Bank’s investment in pooled trust preferred securities as of March 31, 2018:

Deal Name	Class	Original Par	Book Value	Fair Value	Unrealized Loss	Realized Losses 2018	Lowest Ratings	Number of Banks / Insurance Cos. Currently Performing	Total Number of Banks and Insurance Cos. In Issuance (Unique)	Actual Deferrals/ Defaults (as a % of original collateral)	Total Projected Defaults (as a % of performing collateral) (1)	Excess subordination (after taking into account best estimate of future deferrals/ defaults) (2)
	(Dollars in Thousands)
Alesco Preferred Funding IX	Aa3	$1,000	$923	$599	$(323)	$-	CCC-	45	48	2.85%	8.23%	53.61%
U.S. Capital Funding I	B3	3,000	3,000	2,122	(878)	-	Caa1	26	30	5.92%	5.92%	12.29%
		$4,000	$3,923	$2,721	$(1,201)	$-

(1)	A 10% recovery is applied to all projected defaults by depository institutions. A 15% recovery is applied to all projected defaults by insurance companies. No recovery is applied to current defaults.
(2)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

Note 6: Loans and Allowance

Classes of loans at March 31, 2018 and December 31, 2017 include:

	March 31,	December 31,
	2018	2017
Real estate
Commercial	$490,885	$318,684
Commercial construction and development	52,889	28,164
Consumer closed end first mortgage	476,422	444,243
Consumer open end and junior liens	75,942	69,477
Total real estate loans	1,096,138	860,568
Other loans
Consumer loans
Auto	22,110	19,640
Boat/RVs	175,747	169,238
Other	6,190	6,188
Commercial and industrial	152,276	131,079
Total other loans	356,323	326,145
Total loans	1,452,461	1,186,713
Undisbursed loans in process	(9,502)	(13,071)
Unamortized deferred loan costs, net	6,467	6,503
Allowance for loan losses	(12,537)	(12,387)
Net loans	$1,436,889	$1,167,758

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

Consumer Real Estate and Other Consumer Loans

With respect to residential loans that are secured by consumer closed end first mortgages and are primarily owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires Private Mortgage Insurance if that ratio is exceeded. Consumer open end and junior lien loans are typically secured by a subordinate interest in 1-4 family residences, and other consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

Nonaccrual loans, segregated by class of loans, as of March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018	2017
Real estate
Commercial	$1,377	$1,107
Commercial construction and development	-	-
Consumer closed end first mortgage	3,616	3,409
Consumer open end and junior liens	223	309
Consumer loans
Auto	11	22
Boat/RVs	367	198
Other	52	16
Commercial and industrial	182	159
Total nonaccrual loans	$5,828	$5,220

An age analysis of the Company’s past due loans, segregated by class of loans, as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due and Accruing
Real estate
Commercial	$2,263	$3,407	$905	$6,575	$484,310	$490,885	$-
Commercial construction and development	40	-	-	40	52,849	52,889	-
Consumer closed end first mortgage	5,583	1,462	3,004	10,049	466,373	476,422	22
Consumer open end and junior liens	295	101	211	607	75,335	75,942	10
Consumer loans
Auto	102	45	10	157	21,953	22,110	-
Boat/RVs	718	299	230	1,247	174,500	175,747	-
Other	132	9	57	198	5,992	6,190	5
Commercial and industrial	275	9	183	467	151,809	152,276	-
Total	$9,408	$5,332	$4,600	$19,340	$1,433,121	$1,452,461	$37

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due and Accruing
Real estate
Commercial	$2,171	$3,311	$998	$6,480	$312,204	$318,684	$-
Commercial construction and development	-	-	-	-	28,164	28,164	-
Consumer closed end first mortgage	5,914	1,340	3,224	10,478	433,765	444,243	31
Consumer open end and junior liens	540	123	264	927	68,550	69,477	-
Consumer loans
Auto	114	24	1	139	19,501	19,640	-
Boat/RVs	1,613	338	103	2,054	167,184	169,238	-
Other	65	18	12	95	6,093	6,188	-
Commercial and industrial	276	10	159	445	130,634	131,079	-
Total	$10,693	$5,164	$4,761	$20,618	$1,166,095	$1,186,713	$31

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

The following tables present impaired loans as of and for the three month periods ended March 31, 2018 and 2017 and as of and for the year ended December 31, 2017.

	March 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$801	$801	$-	$839	$-
Commercial construction and development	668	668	-	684	7
Consumer closed end first mortgage	1,411	1,411	-	1,477	1
Commercial and industrial	152	152	-	212	-

Loans with a specific valuation allowance
Real estate
Commercial	214	214	100	214	1

Total
Real estate
Commercial	$1,015	$1,015	$100	$1,053	$1
Commercial construction and development	$668	$668	$-	$684	$7
Consumer closed end first mortgage	$1,411	$1,411	$-	$1,477	$1
Commercial and industrial	$152	$152	$-	$212	$-

Total	$3,246	$3,246	$100	$3,426	$9

	March 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$813	$813	$-	$739	$-
Commercial construction and development	792	792	-	807	9
Consumer closed end first mortgage	1,850	1,850	-	1,859	-
Commercial and industrial	179	179	-	183	1

Loans with a specific valuation allowance
Real estate
Commercial	214	214	100	214	-

Total
Real estate
Commercial	$1,027	$1,027	$100	$953	$-
Commercial construction and development	$792	$792	$-	$807	$9
Consumer closed end first mortgage	$1,850	$1,850	$-	$1,859	$-
Commercial and industrial	$179	$179	$-	$183	$1

Total	$3,848	$3,848	$100	$3,802	$10

	December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$878	$878	$-	$765	$1
Commercial construction and development	700	700	-	762	33
Consumer closed end first mortgage	1,543	1,543	-	1,451	1
Consumer open end and junior liens			-
Commercial and industrial	272	342	-	216	5

Loans with a specific valuation allowance
Real estate
Commercial	214	214	100	214	-

Total
Real estate
Commercial	$1,092	$1,092	$100	$979	$1
Commercial construction and development	$700	$700	$-	$762	$33
Consumer closed end first mortgage	$1,543	$1,543	$-	$1,451	$1
Consumer open end and junior liens	$-	$-	$-	$-	$-
Commercial and industrial	$272	$342	$-	$216	$5

Total	$3,607	$3,677	$100	$3,408	$40

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2018.

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

Special mention commercial real estate loans increased as management determined that a few credits had potential weaknesses deserving management’s close attention. All of these credits were performing as agreed as of March 31, 2018.

	March 31, 2018
	Commercial				Consumer
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Total
Real estate
Commercial	$472,398	$10,996	$7,474	$17				$490,885
Commercial construction and development	52,221	-	668	-				52,889
Consumer closed end first mortgage					$470,769	$-	$5,653	476,422
Consumer open end and junior liens					75,590	-	352	75,942

Other loans
Consumer loans
Auto					22,085	-	25	22,110
Boat/RVs					175,358	-	389	175,747
Other					6,111	-	79	6,190
Commercial and industrial	139,761	5,665	6,850	-				152,276
	$664,380	$16,661	$14,992	$17	$749,913	$-	$6,498	$1,452,461

	December 31, 2017
	Commercial				Consumer
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Total
Real estate
Commercial	$309,451	$4,219	$4,996	$18				$318,684
Commercial construction and development	27,464	-	700	-				28,164
Consumer closed end first mortgage					$439,075	$-	$5,168	444,243
Consumer open end and junior liens					69,130	-	347	69,477

Other loans
Consumer loans
Auto					19,616	-	24	19,640
Boat/RVs					169,036	-	202	169,238
Other					6,133	-	55	6,188
Commercial and industrial	120,211	5,784	5,084	-				131,079
	$457,126	$10,003	$10,780	$18	$702,990	$-	$5,796	$1,186,713

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

The following table details activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2018 and 2017, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other segments.

	Three Months Ended March 31, 2018
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$7,704	$1,761	$2,922	$12,387
Provision charged (credited) to expense	408	(49)	91	450
Losses charged off	(138)	(20)	(214)	(372)
Recoveries	-	8	64	72
Balance, end of period	$7,974	$1,700	$2,863	$12,537

	Three Months Ended March 31, 2017
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$7,358	$2,303	$2,721	$12,382
Provision charged (credited) to expense	32	17	151	200
Losses charged off	-	(45)	(204)	(249)
Recoveries	7	4	38	49
Balance, end of period	$7,397	$2,279	$2,706	$12,382

The following tables provide a breakdown of the allowance for loan losses and loan portfolio balances by segment as of March 31, 2018 and 2017, and December 31, 2017.

	March 31, 2018
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	7,874	1,700	2,863	12,437
Loans acquired with deteriorated credit quality	-	-	-	-
Total allowance for loan losses	$7,974	$1,700	$2,863	$12,537
Loan balances
Individually evaluated for impairment	$1,835	$1,411	$-	$3,246
Collectively evaluated for impairment	693,903	475,011	279,989	1,448,903
Loans acquired with deteriorated credit quality	312	-	-	312
Gross loans	$696,050	$476,422	$279,989	$1,452,461

	March 31, 2017
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	7,297	2,279	2,706	12,282
Total allowance for loan losses	$7,397	$2,279	$2,706	$12,382
Loan balances
Individually evaluated for impairment	$1,998	$1,850	$-	$3,848
Collectively evaluated for impairment	454,481	473,497	239,561	1,167,539
Gross loans	$456,479	$475,347	$239,561	$1,171,387

	December 31, 2017
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	7,604	1,761	2,922	12,287
Total allowance for loan losses	$7,704	$1,761	$2,922	$12,387
Loan balances
Individually evaluated for impairment	$2,064	$1,543	$-	$3,607
Collectively evaluated for impairment	475,863	442,700	264,543	1,183,106
Gross loans	$477,927	$444,243	$264,543	$1,186,713

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

At March 31, 2018, the Company had loans that were modified in troubled debt restructurings. The modification of terms of such loans included one or a combination of the following: an extension of maturity or a reduction of the stated interest rate.

The following tables describe troubled debts restructured during the three month periods ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018			March 31, 2017
	No. of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	No. of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Real estate
Commercial	3	$138	$140	-	$-	$-
Consumer closed end first mortgage	3	47	59	1	65	67
Consumer open end and junior liens	1	36	36	-	-	-

Commercial and industrial	1	61	61	1	72	72

The impact on the allowance for loan losses was insignificant as a result of these modifications.

Newly restructured loans by type for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31, 2018
	Rate	Term	Combination	Total Modification
Real estate
Commercial	$-	$-	$140	$140
Consumer closed end first mortgage	-	-	59	59
Consumer open end and junior liens	-	36	-	36

Commercial and industrial	-	61	-	61

	Three Months Ended March 31, 2017
	Rate	Term	Combination	Total Modification
Real estate
Consumer closed end first mortgage	$-	$-	$67	$67

Commercial and industrial	-	72	-	72

There were no defaults on loans modified as troubled debt restructurings made in the three months ended March 31, 2018 and 2017. Defaults are defined as any loans that become 90 days past due.

At March 31, 2018, the Company had residential real estate held for sale as a result of foreclosure totaling $1.4 million and real estate in the process of foreclosure of $1.2 million. As of March 31, 2018, the Company also held $363,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Note 7: Accounting for Certain Loans Acquired in a Transfer

The Company acquired loans in the acquisition of Universal and the transferred loans had evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. The Company acquired two loans with evidence of credit deterioration recorded at a fair value of $313,000.

The following table presents the carrying amounts of the acquired loans included in the balance sheet amounts of loans receivable as of March 31, 2018.

March 31, 2018
Outstanding balance
Real estate
Commercial	$161,334
Commercial construction and development	22,849
Consumer closed end first mortgage	37,774
Consumer open end and junior liens	9,318
Total real estate loans	231,275
Other loans
Consumer loans
Auto	2,150
Boat/RVs	173
Other	919
Commercial and industrial	22,690
Total other loans	25,932
Total loans	$257,207

Carrying amount	$252,989
Allowance	-
Carrying amount net of allowance	$252,989

Note 8: Derivative Financial Instruments

The Company has certain interest rate derivative positions that are not designated as hedging instruments. Derivative assets and liabilities are recorded at fair value on the Consolidated Balance Sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. These derivative positions relate to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, the Company agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the client to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s Consolidated Statements of Income. The notional amount of customer-facing swaps as of March 31, 2018 and December 31, 2017 was approximately $18.1 million and $17.3 million, respectively.

The following table shows the amounts of derivative financial instruments at March 31, 2018 and December 31, 2017.

	Asset Derivatives
		Fair Value			Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2018	2017	Location	2018	2017
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$867	$525	Other liabilities	$867	$525

Note 9: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	March 31,	December 31,
	2018	2017
Net unrealized gain (loss) on securities available for sale	$(4,556)	$529
Net unrealized gain relating to defined benefit plan liability	10	10
	(4,546)	539
Tax benefit (expense)	921	(158)
Net of tax amount	$(3,625)	$381

The following table presents the reclassification adjustments out of accumulated other comprehensive income that were included in net income in the Consolidated Statements of Income for the three months ended March 31, 2018 and 2017.

	Amount Reclassified from Accumulated Other Comprehensive Income For the Three Months Ended
	March 31,
Details about Accumulated Other Comprehensive Income Components	2018	2017	Affected Line Item in the Statements of Income
Realized gains on available for sale securities
Realized securities gains reclassified into income	$154	$129	Total non-interest income - net realized gains on sale of available for sale securities
Related income tax expense	(32)	(44)	Income tax expense

Total reclassifications for the period, net of tax	$122	$85

Note 10: Fair Values of Financial Instruments

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

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2018
Available for sale securities
Mortgage-backed securities	$94,263	$-	$94,263	$-
Collateralized mortgage obligations	109,617	-	109,617	-
Municipal obligations	138,478	-	138,478	-
Corporate obligations	11,787	-	9,066	2,721
Interest rate swap asset	867	-	867	-
Interest rate swap liability	867	-	867	-

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2017
Available for sale securities
Mortgage-backed securities	$67,798	$-	$67,798	$-
Collateralized mortgage obligations	87,250	-	87,250	-
Municipal obligations	110,495	-	110,495	-
Corporate obligations	11,835	-	9,114	2,721
Interest rate swap asset	525	-	525	-
Interest rate swap liability	525	-	525	-

The following is a reconciliation of the beginning and ending balances for the three months ended March 31, 2018 and 2017 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended
	March 31,
	2018	2017
Beginning balance	$2,721	$2,588
Total realized and unrealized gains (losses)
Included in net income	-	-
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Ending balance	$2,721	$2,588
Total gains for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$-	$-

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

March 31, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,721	Discounted cash flow	Discount rate	7.0 - 8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 2.2%
			Projected cures given deferral	0 - 15.0%
			Loss severity	29.3 - 34.9%
Impaired loans (collateral dependent)	$591	Third party valuations	Discount to reflect realizable value	8.97%

December 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,721	Discounted cash flow	Discount rate	7.0 - 8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 2.2%
			Projected cures given deferral	0 - 15.0%
			Loss severity	29.3 - 34.9%

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated balance sheets as of the dates noted below are as follows:

			Fair Value Measurements Using
March 31, 2018	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$41,069	$41,069	$41,069	$-	$-
Interest-bearing time deposits	4,627	4,627	4,627	-	-
Loans held for sale	3,686	3,740	-	3,740	-
Loans, net	1,436,889	1,407,437	-	-	1,407,437
FHLB stock	12,820	12,820	-	12,820	-
Interest receivable	5,809	5,809	-	5,809	-
Interest rate swap asset	867	867	-	867	-
Liabilities
Deposits	1,540,452	1,534,582	1,083,726	-	450,856
FHLB advances	230,546	227,428	-	227,428	-
Other borrowings	18,110	18,000	-	18,000	-
Interest payable	593	593	-	593	-
Interest rate swap liability	867	867	-	867	-

			Fair Value Measurements Using
December 31, 2017	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$27,341	$27,341	$27,341	$-	$-
Interest-bearing time deposits	1,853	1,853	1,853	-	-
Loans held for sale	4,577	4,584	-	4,584	-
Loans, net	1,167,758	1,150,005	-	-	1,150,005
FHLB stock	11,183	11,183	-	11,183	-
Interest receivable	5,282	5,282	-	5,282	-
Interest rate swap asset	525	525	-	525	-
Liabilities
Deposits	1,202,034	1,199,781	830,877	-	368,904
FHLB advances	217,163	215,326	-	215,326	-
Other borrowings	4,232	4,300	-	4,300	-
Interest payable	456	456	-	456	-
Interest rate swap liability	525	525	-	525	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following should be read in conjunction with the Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 15, 2018.

MutualFirst is a Maryland corporation and a bank holding company headquartered in Muncie, Indiana, with banking operations in Allen, Delaware, Elkhart, Grant, Greene, Hamilton, Jackson, Johnson, Knox, Kosciusko, Lawrence, Monroe, Randolph, St. Joseph and Wabash counties in Indiana. It owns MutualBank, an Indiana commercial bank with 39 full-service branches in Indiana, trust offices in Fishers and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan. MutualBank’s wholly owned subsidiary, Summit Service Corp, owns Summit Mortgage, a mortgage banking company located in Ft. Wayne, Indiana. The Company is subject to examination, supervision and regulation by the Federal Reserve Board (FRB), and the Bank is subject to regulation, supervision and examination by the Indiana Department of Financial Institutions (IDFI) and the Federal Deposit Insurance Corporation (FDIC).

Our principal business consists of attracting retail and commercial deposits from the general public, municipalities and businesses, including some brokered deposits, and investing those funds primarily in loans secured by consumer closed end first mortgages and consumer open end and junior liens on owner-occupied, one- to four-family residences, a variety of other consumer loans, loans secured by commercial real estate, commercial construction and development and commercial and industrial loans. Funds not invested in loans generally are invested in investment securities, including mortgage-backed, mortgage-related, and municipal. We also obtain funds from FHLB advances and other borrowings.

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

First Quarter Highlights. At March 31, 2018, we had $2.0 billion in assets, $1.4 billion in net loans, $1.5 billion in deposits and $191.1 million in stockholders’ equity. The Company’s total risk-based capital ratio at March 31, 2018 was 12.3%, exceeding the 10.0% requirement for a well-capitalized institution. Tangible common equity, as a percentage of tangible assets, decreased to 8.3% as of March 31, 2018 compared to 9.4% and 9.1% at December 31, 2017 and March 31, 2017, respectively. For the quarter ended March 31, 2018, net income was $4.0 million, or $0.50 diluted earnings per common share, compared with net income of $3.2 million, or $0.43 diluted earnings per common share for the quarter ended March 31, 2017.

On February 28, 2018, the Company acquired Universal Bancorp, which resulted in $406.9 million of additional assets. Additional details of the acquisition are discussed within Note 2 – Acquisitions, in the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q. The Company’s total loan portfolio increased $269.1 million, with the acquisition of Universal contributing $252.6 million in total loans. The largest loan segments that experienced increases were commercial real estate, consumer closed end first mortgages, commercial construction and development, and commercial and industrial. Additional details of the changes in the Company’s loans are discussed within Note 7 – Accounting for Certain Loans Acquired, in the Notes to the Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q. The Universal acquisition resulted in $315.2 million of additional deposits.

The Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, contains a summary of our management’s strategic plan for 2015-2019. The financial highlights of our strategic progress during the quarter include:

•	Commercial and non-real estate consumer lending was 62.0% of the lending portfolio as of March 31, 2018 compared to 56.7% at December 31, 2017.
•	Core deposits were $1.1 billion, or 70.4% of total deposits as of March 31, 2018 compared to 69.1% at December 31, 2017.
•	Commission income from wealth and investment services increased $66,000, or 5.5%, during the first quarter 2018 compared to the same period in 2017.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2017 contains a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets, mortgage servicing rights, valuation of intangible assets and securities, deferred tax asset and income tax accounting.

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

Deferred Tax Asset. The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future. The Company’s most recent evaluation has determined that, except for the amounts represented by the valuation allowance in Note 15 to the Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2017, the Company will more likely than not be able to utilize the remaining deferred tax asset. As of year-end 2017, the Company had generated average annual positive pre-tax pre-provision earnings of $17.3 million, or 1.2% of pre-tax pre-provision ROA over the previous five years. This level of earnings, if maintained in the future, would be sufficient to utilize portions of the operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The analysis as of March 31, 2018, supports no additional valuation reserve is needed.

The valuation allowances established is the result of net operating losses for state franchise tax purposes totaling $17.9 million. See Note 15 to the Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2017.

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

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 reducing the Company’s federal corporate tax rate from 34% to 21%, effective January 1, 2018. At March 31, 2018, the Company has completed its accounting for the tax effects of enactment of the Tax Act.

Revenue Recognition. The Company recognizes revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectibility is reasonably assured. The Company’s principal source of revenue is interest income from loans and leases and investment securities. The Company also earns noninterest income from various banking and financial services offered primarily through the Bank and its subsidiaries.

Interest Income – The largest source of revenue for the Company is interest income which is primarily recognized on an accrual basis according to nondiscretionary formulas in written contracts, such as loan and lease agreements or investment securities contracts.

Noninterest Income – The Company earns noninterest income through a variety of financial and transaction services provided to business and consumer clients such as trust and wealth advisory, deposit account, debit card, and mortgage banking. Revenue is recorded for noninterest income based on the contractual terms for the service or transaction performed. In certain circumstances, noninterest income is reported net of associated expenses.

Forward-Looking Statements

This Form 10-Q, and our future filings with the SEC, Company press releases, other public pronouncements, stockholder communications and oral statements made by or with the approval of an authorized executive officer, will contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements include, but are not limited to: (i) statements of our goals, intentions and expectations; (ii) statements regarding our business plans, prospects, growth and operating strategies; (iii) statements regarding the asset quality of our loan and investment portfolios; and (iv) estimates of our risks and future costs and benefits. These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (i) the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; (ii) changes in general economic conditions, either nationally or in our market areas; (iii) changes in the levels of general interest rates and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources; (iv) fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; (v) decreases in the secondary market for the sale of loans that we originate; (vi) results of examinations of us by the IDFI, FDIC, FRB or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; (vii) legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act”), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes that increase our capital requirements; (viii) our ability to attract and retain deposits; (ix) increases in premiums for deposit insurance; (xi) management’s assumptions in determining the adequacy of the allowance for loan losses; (xi) our ability to control operating costs and expenses; (xii) the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; (xiii) difficulties in reducing risks associated with the loans on our balance sheet; (xiv) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; (xv) a failure or security breach in the computer systems on which we depend; (xvi) our ability to retain key members of our senior management team; (xvii) costs and effects of litigation, including settlements and judgments; (xviii) our ability to successfully integrate into our operations any assets, liabilities, customers, systems, and management personnel we may in the future acquire and our ability to realize related revenue synergies and cost savings within expected time frames or at all acquired in the Universal acquisition and any goodwill charges related thereto; (xix) increased competitive pressures among financial services companies; (xx) changes in consumer spending, borrowing and savings habits; (xxi) the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; (xxii) adverse changes in the securities markets; (xxiii) inability of key third-party providers to perform their obligations to us; (xiv) changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and (xv) other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this report.

The Company wishes to advise readers that these factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Financial Condition

General. Total assets at March 31, 2018 were $2.0 billion, reflecting a $407.2 million increase since December 31, 2017, primarily as a result of the acquisition of Universal. The gross loan portfolio increased by $265.7 million primarily due to acquiring a $252.6 million net portfolio in the first quarter of 2018. Total liabilities as of March 31, 2018 were $1.8 billion, an increase of $366.4 million compared to December 31, 2017, primarily due to a $338.4 million increase in deposits of which $315.2 million came in the acquisition. Total stockholders’ equity increased to $191.1 million, an increase of $40.8 million compared to December 31, 2017 primarily due to $42.3 million of capital issued as part of the acquisition of Universal.

Loans. Our gross loan portfolio, excluding loans held for sale, increased $265.7 million at March 31, 2018 to $1.4 billion. The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during the three month period:

	March 31,	December 31,	Amount	Percent
	2018	2017	Change	Change

Real estate
Commercial	$490,885	$318,684	$172,201	54.04%
Commercial construction and development	52,889	28,164	24,725	87.79
Consumer closed end first mortgage	476,422	444,243	32,179	7.24
Consumer open end and junior liens	75,942	69,477	6,465	9.31
Total real estate loans	1,096,138	860,568	235,570	27.37

Consumer loans
Auto	22,110	19,640	2,470	12.58
Boat/RV	175,747	169,238	6,509	3.85
Other	6,190	6,188	2	0.03
Total consumer other	204,047	195,066	8,981	4.60
Commercial and industrial	152,276	131,079	21,197	16.17
Total other loans	356,323	326,145	30,178	9.25

Total Gross Loans	$1,452,461	$1,186,713	$265,748	22.39%

The Company’s strategy to increase commercial and non-real estate consumer loans remains a primary focus as we continued to see growth in these areas during the first three months of 2018. Commercial and non-real estate consumer loans increased by $227.1 million to $900.1 million. The acquisition accelerated our progress toward achieving toward our strategic objectives in the first quarter of 2018. We continue to seek to provide sound commercial borrowers opportunities for new loans to meet their growing demands, refinance loans currently served by other financial institutions and build relationships with commercial clients in our footprint. The organic loan growth of $14.2 million was primarily in commercial loans in the first quarter of 2018. Consumer real estate loans increased by $38.6 million during the period. The Company continues to sell longer term fixed-rate mortgage loans to reduce related interest rate risk.

Delinquencies and Non-performing Assets. As of March 31, 2018, our total loans delinquent 30-to-89 days were $14.7 million or 1.0% of total loans, down from $15.9 million or 1.3% of total loans at the year-end of 2017. This was primarily due to a decrease in delinquencies on boat and RV loans.

At March 31, 2018, our non-performing assets totaled $7.6 million or 0.39% of total assets, compared to $6.0 million or 0.38% of total assets at December 31, 2017. This $1.6 million, or 27.3% increase was primarily due to $1.0 million of real estate held for sale as a result of foreclosed real estate acquired in the acquisition of Universal.

The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	March 31,	December 31,	Amount	Percent
	2018	2017	Change	Change

Non-accruing loans	$5,828	$5,220	$608	11.65%
Accruing loans delinquent 90 days	38	31	7	22.58
Foreclosed assets	1,753	733	1,020	139.15
Total	$7,619	$5,984	$1,635	27.32%

The Company continues to diligently monitor and write down loans that appear to have irreversible weakness. The Company works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral. Total classified assets increased by 34.3% from $17.3 million at December 31, 2017 to $23.2 million at March 31, 2018 due to a $2.5 million increase in commercial real estate and $1.8 million increase in commercial and industrial loans classified as substandard credits.

At March 31, 2018, foreclosed real estate totaled $1.4 million compared to $251,000 at December 31, 2017. At March 31, 2018, all foreclosed real estate owned was in consumer or commercial real estate. As of March 31, 2018, the Company also held $363,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Allowance for Loan Losses. Allowance for loan losses increased to $12.5 million as of March 31, 2018 compared to $12.4 million as of December 31, 2017. The allowance for loan losses to non-performing loans as of March 31, 2018 was 213.8% compared to 235.9% as of December 31, 2017. The allowance for loan losses to total loans as of March 31, 2018 was 0.86% compared to 1.05% as of December 31, 2017. Non-performing loans to total loans at March 31, 2018 were 0.40% compared to 0.44% at December 31, 2017. Non-performing assets to total assets were 0.38% at March 31, 2018 and December 31, 2017.

Deposits. Deposits increased by $338.4 million in the first three months of 2018 primarily due to an increase of $315.2 million due to the acquisition. The increase in deposits was a result of a $252.8 million increase in core deposits to $1.1 billion and $85.6 million increase in certificates of deposit to $456.7 million. Core deposits are currently 70.4% of the Bank’s total deposits as of March 31, 2018.

	At
	March 31, 2018		December 31, 2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Type of Account:
Non-interest Checking	$288,996	0.00%	$194,134	0.00%
Interest-bearing NOW	391,209	0.51	330,821	0.52
Savings	192,819	0.01	138,348	0.01
Money Market	210,702	0.45	167,574	0.46
Certificates of Deposit	456,726	1.41	371,157	1.42
Total	$1,540,452	0.61%	$1,202,034	0.65%

Borrowings. Total borrowings increased to $248.7 million at March 31, 2018, up $27.3 million, or 11.0%, since year-end 2017. The increase was primarily due to acquiring $25.5 million in FHLB advances through the acquisition of Universal, partially offset by paydowns of existing FHLB advances. Other borrowings, a subordinated debenture and term notes, increased $14.0 million at March 31, 2018 as a result of the acquisition of Universal.

The Company acquired $5.0 million of issuer trust preferred securities in the 2008 acquisition of MFB Corp, which had a net balance of $4.2 million at March 31, 2018 due to the purchase accounting adjustment in that acquisition. These securities mature 30 years from the date of issuance, or September 15, 2035. The securities bear a rate of interest of the prevailing three-month LIBOR rate plus 170 basis points. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

The Company acquired $5.0 million of issuer trust preferred securities in the acquisition of Universal, which had a net balance of $4.0 million at March 31, 2018 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance, or October 7, 2035. The subordinated debenture bears a rate of interest of the prevailing three-month LIBOR rate plus 169 basis points. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

The Company borrowed $10.0 million in two $5.0 million term notes from First Tennessee Bank, N.A. to use in the acquisition of Universal. These loans had a combined balance of $9.9 million at March 31, 2018. The fixed rate term note matures 5 years from the date of issuance, or February 28, 2023. This term note bears a fixed rate of interest of 4.99% per annum. The variable rate term note matures 5 years from the date of issuance, or February 28, 2023. This term note bears a rate of interest of the prevailing three-month LIBOR rate plus 195 basis points. The Company has the right to redeem either note at any time, in whole or in part, without penalty.

Stockholders’ Equity. Stockholders’ equity was $191.1 million at March 31, 2018, an increase of $40.8 million from December 31, 2017. The increase was primarily due to $42.3 million of capital issued in connection with the acquisition of Universal. The increase included net income available to common shareholders of $4.0 million. These increases were offset by a decrease in accumulated other comprehensive income of $4.0 million, due to market value changes in the investment portfolio, and common stock cash dividends paid of $1.5 million during the first quarter of 2018. The Company’s tangible book value per common share as of March 31, 2018 decreased to $18.92 compared to $20.08 as of December 31, 2017 and the tangible common equity ratio decreased to 8.25% as of March 31, 2018 compared to 9.35% as of December 31, 2017. The decreases in tangible book value per share and the tangible common equity ratio were due to the reasons noted above, as well as the recording of $22.1 million of goodwill and $4.5 million in core deposit intangible in connection with the acquisition of Universal. The Company’s and the Bank’s risk-based capital ratios were well in excess of “well-capitalized” levels as defined by all regulatory standards as of March 31, 2018.

Comparison of Results of Operations for the Three Months Ended March 31, 2018 and 2017.

General. Net income for the three months ended March 31, 2018 was $4.0 million, or $0.50 diluted earnings per common share compared to net income of $3.2 million, or $0.43 diluted earnings per common share for the three months ended March 31, 2017. Annualized return on average assets was 0.93% and annualized return on average tangible common equity was 10.53% for the first quarter of 2018 compared to 0.82% and 9.23% respectively, for the same period of 2017.

Net Interest Margin and Average Balance Sheet. The following table presents the Company’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets for the periods indicated. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	March 31, 2018			March 31, 2017
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
Interest-Earning Assets:
Interest -bearing deposits	$21,686	$67	1.24%	$21,425	$25	0.47%
Investment securities, available for sale (1):
MBS/CMO	175,951	1,127	2.56	161,169	998	2.48
Other	130,858	1,039	3.18	91,578	722	3.15
Loans receivable	1,280,521	14,325	4.47	1,172,551	12,249	4.18
Stock in FHLB of Indianapolis	11,765	190	6.46	11,117	115	4.14
Total interest-earning assets (1)	1,620,781	16,748	4.13	1,457,840	14,109	3.87
Non-interest earning assets, net of allowance for loan losses and unrealized gain/loss	108,909			97,384
Total assets	$1,729,690			$1,555,223

Interest-Bearing Liabilities:
Demand and NOW accounts	$344,426	437	0.51	$292,641	200	0.27
Savings deposits	157,519	5	0.01	139,435	4	0.01
Money market accounts	183,643	220	0.48	175,048	125	0.29
Certificate accounts	405,893	1,445	1.42	385,155	1,137	1.18
Total deposits	1,091,481	2,107	0.77	992,279	1,466	0.59
Borrowings	234,946	1,057	1.80	229,919	930	1.62
Total interest-bearing liabilities	1,326,427	3,164	0.95	1,222,198	2,396	0.78
Non-interest bearing deposit accounts	223,763			176,455
Other liabilities	16,047			15,489
Total liabilities	1,566,237			1,414,142
Stockholders' equity	163,453			141,082
Total liabilities and stockholders' equity	$1,729,690			$1,555,224

Net earning assets	$294,354			$235,642
Net interest income		$13,584			$11,713
Net interest rate spread (3)			3.18%			3.09%
Net interest margin (3)			3.35%			3.21%
Net interest margin, tax equivalent (2) (3)			3.42%			3.32%
Average interest-earning assets to
average interest-bearing liabilities	122.19%			119.28%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments.

(2) Tax equivalent margin is calculated by taking non-taxable interest and grossing up by 21% applicable tax rate beginning 2018 or 34% tax rate prior to 2018.

(3) Ratios for the three month periods have been annualized.

Interest Income. Total interest income increased $2.6 million, or 18.7%, to $16.7 million during the three months ended March 31, 2018 from $14.1 million during the same period in 2017. The increase was a result of an increase of $162.9 million in average interest-earning assets due to an increase in the average loan portfolio of $108.0 million and an increase of twenty-six basis points in the average interest rate on average interest-earning assets for the quarter ended March 31, 2018 compared to the same period in 2017.

Interest Expense. Interest expense increased $768,000, or 32.1%, to $3.2 million during the three months ended March 31, 2018 compared to the same period in 2017. The primary reason for this increase was an increase of $104.2 million in average interest-bearing liabilities. This was due to an increase in average interest-bearing deposits of $99.2 million and an increase in average borrowings of $5.0 million. In addition, the average rate paid for interest-bearing liabilities increased by seventeen basis points for the three months ended March 31, 2018 compared to the same period in 2017.

Net Interest Income and Net Interest Margin. Net interest income before the provision for loan losses increased $1.9 million for the quarter ended March 31, 2018 compared to the same period in 2017. The increase in net interest income was primarily a result of an increase of $162.9 million in average interest earning assets, due to an increase of $108.0 million in average loans. This increase was also aided by a fourteen basis point increase in net interest margin to 3.35%, while the tax equivalent margin increased ten basis points. The increase in the margin was the result of the Universal acquisition, as well as, average interest earning assets, primarily loans, repricing upward faster than average interest bearing liabilities due to increases in the federal funds rate. The increase due to fed funds rate changes primarily impacted loans due to adjustable rate loans repriced as most deposits were not impacted by the increase in fed funds rate. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K for the year ended December 31, 2017.

Provision for Loan Losses. Provision for loan losses in the first quarter of 2018 was $450,000 compared to $200,000 during last year’s comparable period. The increase was due to management’s ongoing evaluation of the adequacy of the allowance for loan losses, which was partially attributable to an increase in net charge offs to $300,000, or 0.09% of total average loans on an annualized basis, in the first quarter of 2018 compared to net charge offs of $200,000, or 0.07% of total average loans on an annualized basis, in the first quarter of 2017.

Non-Interest Income. Non-interest income for the first quarter of 2018 was $4.4 million, an increase of $311,000 compared to the first quarter of 2017.

	Three Months Ended March 31,		Amount	Percent
	2018	2017	Change	Change
Service fee income	$1,564	$1,400	$164	11.71%
Net realized gain on sale of securities	154	129	25	19.38
Commissions	1,262	1,196	66	5.52
Net gains on sales of loans	635	770	(135)	(17.53)
Net servicing fees	150	101	49	48.51
Increase in cash surrender value of life insurance	289	272	17	6.25
Gain (loss) on sale of other real estate and repossessed assets	(68)	54	(122)	(225.93)
Other income	449	202	247	122.28
Total	$4,435	$4,124	$311	7.54%

Increases in non-interest income included an increase of $164,000 in service fee income on deposit accounts primarily due to the acquisition along with increases in interchange fee income. An increase in other income was a result of $326,000 of death benefits received on bank-owned life insurance policies. This increase was partially offset by a $135,000 decrease in net gain on loan sales due to slower mortgage loan production and a $122,000 increase in losses on sale of repossessed assets, due to losses on one former commercial relationship.

Non-Interest Expense. Non-interest expenses increased $1.6 million, to $13.0 million, for the first quarter of 2018.

	Three Months Ended March 31,		Amount	Percent
	2018	2017	Change	Change
Salaries and employee benefits	$7,289	$6,726	$563	8.37%
Net occupancy expenses	897	809	88	10.88
Equipment expenses	556	427	129	30.21
Data processing fees	593	554	39	7.04
ATM and debit card expense	471	418	53	12.68
Deposit insurance	257	213	44	20.66
Professional fees	782	396	386	97.47
Advertising and promotion	360	312	48	15.38
Software subscriptions and maintenance	594	569	25	4.39
Other real estate and repossessed assets	45	47	(2)	(4.26)
Other expenses	1,133	935	198	21.18
Total	$12,977	$11,406	$1,571	13.77%

Increases in non-interest expense were primarily due to the acquisition of Universal in the first quarter of 2018. One-time merger related expenses, primarily in professional fees and other expenses, were $605,000 in the first quarter of 2018 with no similar activity in the same period of 2017. Salaries and employee benefits increased approximately $450,000 related to the Universal acquisition.

Income Tax Expense. The effective tax rate for the first quarter of 2018 was 12.7% compared to 24.2% in the same quarter of 2017. The decrease was due to the reduction of the corporate tax rate to 21% and an increase in tax free income partially due to an increase in holdings of tax free municipal securities.

Reconciliation of Non-GAAP Financial Measures

This report on Form 10-Q contains financial information determined by methods other than in accordance with U.S. GAAP. Non-GAAP financial measures are used by management to measure the strength of its capital and its ability to generate earnings on tangible capital invested by its shareholders. Although the Company believes these non-GAAP measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly compared GAAP financial measures are included in the table on the following page.

	At and for the Three Months Ended
	March 31,	December 31,	March 31,
	2018	2017	2017
Total Stockholders' Equity (GAAP)	$191,062	$150,282	$142,598
Less: Intangible Assets	28,378	1,927	2,107
Tangible common equity (non-GAAP)	$162,684	$148,355	$140,491

Total assets (GAAP)	$1,996,105	$1,588,932	$1,551,421
Less: Intangible Assets	28,378	1,927	2,107
Tangible assets (non-GAAP)	$1,967,727	$1,587,005	$1,549,314

Tangible common equity to tangible assets (non-GAAP)	8.27%	9.35%	9.07%

Book value per common share (GAAP)	$22.28	$20.34	$19.42
Less: Effect of Intangible Assets	3.31	0.26	0.29
Tangible book value per common share (non-GAAP)	$18.97	$20.08	$19.13

Return on average stockholders' equity (GAAP)	9.81%	3.84%	9.09%
Add: Effect of Intangible Assets	0.72	0.05	0.14
Return on average tangible common equity (non-GAAP)	10.53%	3.89%	9.23%

Total tax free interest income (GAAP)
Loans receivable	$100	$104	$107
Investment securities	944	743	647
Total tax free interest income	$1,044	$847	$754
Total tax free interest income, gross (tax rates at 21% beginning 2018 or at 34% prior to 2018)	$1,322	$1,283	$1,142

Net interest margin (GAAP)
Net interest income (GAAP)	$13,584	$12,193	$11,713
Add: Tax effect tax free interest income at 21% tax rate beginning 2018 or at 34% tax rate prior to 2018	278	436	388
Net interest income (non-GAAP)	13,862	12,629	12,101
Divided by: Average interest-earning assets	1,620,871	1,489,596	1,457,840
Net interest margin, tax equivalent	3.42%	3.39%	3.32%

Ratio Summary:
Return on average equity (ROE)	9.81%	3.84%	9.09%
Return on average tangible common equity	10.53%	3.89%	9.23%
Return on average assets (ROA)	0.93%	0.37%	0.82%
Tangible common equity to tangible assets	8.27%	9.35%	9.07%
Net interest margin, tax equivalent	3.42%	3.39%	3.32%

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

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. It is overseen by the Asset and Liability Management Committee. The Board of Directors required the Bank to maintain a minimum liquidity ratio of 10% of deposits. At March 31, 2018, our ratio was 22.0%. The Company is currently in excess of the minimum liquidity ratio set by the Board due to a larger investment portfolio. Management continues to seek to utilize liquidity off of the investment portfolio to fund loan growth over the next few years as demand for loans increases. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We hold cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). At March 31, 2018, on a consolidated basis, the Company had $358.8 million in cash and investment securities available for sale and $3.7 million in loans held for sale generally available for its cash needs. We can also generate funds from borrowings, primarily FHLB advances, portfolio loans, and, to a lesser degree, third party loans. At March 31, 2018, the Bank had the ability to borrow an additional $48.6 million in FHLB advances. In addition, we have historically sold 15- and 30-year, fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity. The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses, the Company is responsible for paying amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, the payment of which is subject to regulatory limits. At March 31, 2018, the Company, on an unconsolidated basis, had $2.7 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2018, the approved outstanding loan commitments, including unused lines of credit, amounted to $268.3 million. Certificates of deposit scheduled to mature in one year or less as of March 31, 2018, totaled $164.1 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. For the quarter ended March 31, 2018, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At March 31, 2018, the Bank had $137.4 million in commitments to make loans, $10.7 million in undisbursed portions of closed loans, $117.0 million in unused lines of credit and $3.2 million in standby letters of credit. In addition, on a consolidated basis, at March 31, 2018, the Company had $248.7 million in outstanding borrowings, of which $72.6 million is due in the next twelve months.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. See ‘Item 1 - Business- How We Are Regulated - Regulatory Capital Requirements’ of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The FDIC may require the Bank to have additional capital above the specific regulatory levels if it believes the Bank is subject to increased risk due to asset problems, high interest rate risk and other risks. The Company is subject to minimum capital requirements imposed by the FRB, which are substantially similar to those imposed on the Bank, including guidelines for bank holding companies to be considered well-capitalized.

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015, and will phase in over a four-year period (beginning at 40% on January 1, 2015, and an additional 20% per year thereafter). Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will continue to phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019). As of March 31, 2018, the Bank and Company exceeded the minimum buffer requirement.

The Company’s and Bank’s actual capital amounts and ratios as of March 31, 2018, are presented in the table below.

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level(1):
MutualFirst Consolidated	$169,937	8.7%	$78,161	4.0%	N/A	N/A
MutualBank	172,057	8.7	79,279	4.0	$99,099	5.0%
Common Equity Tier 1 Capital Level (2) :
MutualFirst Consolidated	$161,689	10.9%	$66,640	4.5%	N/A	N/A
MutualBank	172,057	11.6	66,668	4.5	$96,298	6.5%
Tier 1 Risk-Based Capital Level (3) :
MutualFirst Consolidated	$169,937	11.5%	$88,853	6.0%	N/A	N/A
MutualBank	172,057	11.6	88,890	6.0	$118,520	8.0%
Total Risk-Based Capital Level (4) :
MutualFirst Consolidated	$182,474	12.3%	$118,471	8.0%	N/A	N/A
MutualBank	184,594	12.5	118,520	8.0	$148,150	10.0%

(1) Tier 1 Capital to Total Average Assets for Leverage Ratio of $2.0 billion for the Bank and Company at March 31, 2018.

(2) Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.5 billion for the Bank and Company at March 31, 2018.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Information about the Company’s asset and liability management and market and interest-rate risks is included in Item 7A of the Form 10-K for the year ended December 31, 2017, filed with the SEC on March 15, 2018.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin and improve earnings. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term, fixed-rate loans in our portfolio, during the first three months of 2018 we sold in the secondary market $20.0 million of primarily fixed rate, one- to four-family mortgage loans with a term to maturity of 15 years or greater.

If past rate movements are an indication of future changes, they usually are neither instantaneous nor do a majority of core deposits reprice at the same level as rates change. The following chart reflects the Bank’s percentage change in net interest income, over a one year time period, and net portfolio value (NPV) assuming an instantaneous parallel rate shock in a range from down 100 basis points to up 400 basis points as of March 31, 2018.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(12.9)%	(23.0)%
Up 300 basis points	(9.2)%	(16.1)%
Up 200 basis points	(5.8)%	(9.7)%
Up 100 basis points	(2.7)%	(3.9)%
Down 100 basis points	(3.6)%	(7.9)%

The following chart indicates the Company’s percentage change in net interest income and NPV assuming rate movements that are not instantaneous, but change gradually over one year.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(5.0)%	(19.8)%
Up 300 basis points	(3.6)%	(13.9)%
Up 200 basis points	(2.3)%	(8.3)%
Up 100 basis points	(1.1)%	(3.3)%
Down 100 basis points	(3.6)%	(7.9)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and (as defined in sec Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures as of March 31, 2018, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

 Item 6. Exhibits.

Regulation S-K Exhibit Number	Document
2.1	Agreement and Plan of Merger, dated as of October 4, 2017, by and among the Registrant and Universal Bancorp (included as Appendix A to the accompanying proxy statement-prospectus and incorporated herein by reference)
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 16, 1999 (No. 333-87239)).
3.1a	Articles Supplementary to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 15, 2008 (File No. 000-27905))
3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2015 (File No. 000-27905))
4.1	Certificate of Registrant’s common stock (incorporated herein by reference to Exhibit 4.0 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 16, 1999 (No. 333-87239))
10.1	Amended and Restated Employment Agreement between the Registrant, MutualBank and David W. Heeter (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 000-27905))
10.2	Amended and Restated Employment Agreement between the Registrant, MutualBank and Patrick D. Botts (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 000-27905))
10.3	Amended and Restated Employment Agreement between the Registrant, MutualBank and Christopher D. Cook (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 000-27905))
10.4	Amended and Restated Employment Agreement between the Registrant, MutualBank and Charles J. Viater (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 000-27905))
10.5	Salary Continuation Agreement between the Registrant and Charles J. Viater (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 23, 2009 (File No. 000-27905))
10.6	Form of Supplemental Retirement Plan Income Agreements for David W. Heeter and Patrick C. Botts (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the SEC on March 30, 2000 (File No. 000-27905))
10.7	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on April 2, 2001 (File No. 000-27905))
10.8	Form of Executive Deferred Compensation Plan Agreements for David W. Heeter and Patrick C. Botts (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the SEC on March 30, 2000 (File No. 000-27905))
10.9	Registrant’s 2000 Stock Option and Incentive Plan (incorporated herein by reference to Appendix D to the joint proxy statement-prospectus included in the Registrant’s Registration Statement on Form S-4 filed with the SEC on October 19, 2000 (No. 333-46510))
10.10	Director Deferred Compensation Master Agreement (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 16, 2007 (File No. 000-27905))
10.11	Registrant’s 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 23, 2009 (File No. 000-27905))
10.12	Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 18, 2010 (File No. 000-27905))
10.13	Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 18, 2010 (File No. 000-27905))
10.14	Change in Control Agreement between the Registrant, MutualBank and Christopher L. Caldwell (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Qarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 000-27905))
10.15	Change in Control Agreement between the Registrant, MutualBank and Sharon L. Ferguson (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Qarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 000-27905))
11	Statement re computation of earnings per share (See Note 3 of the Notes to Unaudited Consolidated Condensed Statements included in this Form 10-Q)
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification

101	Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statement of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements.
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b) Exhibits - See list in (a)(3) and the Exhibit Index following the signature page.

(c) Financial Statements Schedules - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2018	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: May 9, 2018	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

101	Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

