Form 10-Q
period 2018-06-30
MUTUALFIRST FINANCIAL INC
filed 2018-08-08
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of August 8, 2018, there were 8,587,424 shares of the registrant’s common stock outstanding.

MutualFirst Financial, Inc.

Form 10-Q Quarterly Report for the Period Ended June 30, 2018

MutualFirst Financial, Inc.

Consolidated Condensed Balance Sheets
(In Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Cash and due from banks	$12,225	$8,763
Interest-bearing demand deposits	20,780	18,578
Cash and cash equivalents	33,005	27,341
Interest-bearing time deposits	4,482	1,853
Investment securities available for sale (carried at fair value)	362,162	277,378
Loans held for sale	3,927	4,577
Loans, net of allowance for loan losses of $12,729 and $12,387, at June 30, 2018 and December 31, 2017, respectively	1,452,006	1,167,758
Premises and equipment, net	25,984	21,539
Federal Home Loan Bank stock	12,820	11,183
Deferred tax asset, net	11,492	7,530
Cash value of life insurance	59,531	52,707
Goodwill	22,479	1,800
Core deposit intangibles	4,134	127
Other real estate owned and repossessed assets	1,942	733
Other assets	17,388	14,406
Total assets	$2,011,352	$1,588,932

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$280,790	$194,134
Interest-bearing	1,239,444	1,007,900
Total deposits	1,520,234	1,202,034
Federal Home Loan Bank advances	263,367	217,163
Other borrowings	18,037	4,232
Other liabilities	17,026	15,221
Total liabilities	1,818,664	1,438,650

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 8,587,424 and 7,389,394 shares at June 30, 2018 and December 31, 2017, respectively	86	74
Additional paid-in capital	117,751	75,319
Retained earnings	79,592	74,508
Accumulated other comprehensive income (loss)	(4,741)	381
Total stockholders' equity	192,688	150,282
Total liabilities and stockholders' equity	$2,011,352	$1,588,932

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Income
(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest and Dividend Income
Loans receivable	$17,738	$12,753	$32,063	$25,002
Investment securities	2,693	1,745	4,859	3,466
Federal Home Loan Bank stock	127	117	317	231
Deposits with financial institutions	63	37	130	62
Total interest and dividend income	20,621	14,652	37,369	28,761

Interest Expense
Deposits	2,540	1,634	4,647	3,100
Federal Home Loan Bank advances	1,174	883	2,136	1,769
Other	299	48	394	92
Total interest expense	4,013	2,565	7,177	4,961

Net Interest Income	16,608	12,087	30,192	23,800
Provision for loan losses	500	300	950	500
Net Interest Income After Provision for Loan Losses	16,108	11,787	29,242	23,300

Non-interest Income
Service fee income	1,959	1,714	3,523	3,114
Net realized gain on sales of available for sale securities	106	279	260	408
Commissions	1,368	1,318	2,630	2,514
Net gains on sales of loans	736	945	1,371	1,715
Net servicing fees	154	96	304	197
Increase in cash value of life insurance	322	288	611	560
Gain (loss) on sale of other real estate and repossessed assets	11	(75)	(57)	(21)
Other income	148	105	597	307
Total non-interest income	4,804	4,670	9,239	8,794

Non-interest Expenses
Salaries and employee benefits	8,628	6,534	15,917	13,260
Net occupancy expenses	995	763	1,892	1,572
Equipment expenses	698	438	1,254	865
Data processing fees	676	541	1,269	1,095
ATM and debit card expenses	573	410	1,044	828
Deposit insurance	225	168	482	381
Professional fees	472	408	1,254	804
Advertising and promotion	499	303	859	614
Software subscriptions and maintenance	691	567	1,285	1,136
Other real estate and repossessed assets	44	33	89	80
Other expenses	2,662	1,052	3,795	1,988
Total non-interest expenses	16,163	11,217	29,140	22,623

Income Before Income Tax	4,749	5,240	9,341	9,471
Income tax expense	584	1,342	1,169	2,367
Net Income	$4,165	$3,898	$8,172	$7,104

Earnings Per Common Share
Basic	$0.49	$0.53	$1.00	$0.97
Diluted	$0.48	$0.52	$0.98	$0.95
Dividends Per Common Share	$0.18	$0.16	$0.36	$0.32

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$4,165	$3,898	$8,172	$7,104
Other Comprehensive Income
Net unrealized holding gain (loss) on securities available for sale	(1,312)	1,802	(6,243)	2,517
Reclassification adjustment for realized gains included in net income	(106)	(279)	(260)	(408)
	(1,418)	1,523	(6,503)	2,109
Income tax (benefit) expense related to other comprehensive income	302	(519)	1,381	(714)
Other comprehensive income (loss), net of tax	(1,116)	1,004	(5,122)	1,395
Comprehensive Income	$3,049	$4,902	$3,050	$8,499

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statement of Stockholders’ Equity
For the Period Ended June 30, 2018

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances December 31, 2017	$74	$75,319	$74,508	$381	$150,282
Net income			8,172		8,172
Other comprehensive loss, net of taxes				(5,122)	(5,122)
Stock options, exercised		121			121
Cash dividends, common stock ($0.36 per share)			(3,088)		(3,088)
Issuance of common stock related to acquisition	12	42,311			42,323
Balances June 30, 2018	$86	$117,751	$79,592	$(4,741)	$192,688

Note 1:See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income	$8,172	$7,104
Items not requiring cash
Provision for loan losses	950	500
Depreciation and amortization	2,715	2,132
Deferred income tax	267	524
Increase in cash value of life insurance	(611)	(560)
Net amortization (accretion) of purchase accounting adjustments	(219)	158
Loans originated for sale	(48,527)	(54,702)
Proceeds from sales of loans held for sale	50,380	51,538
Net gain on sale of loans	(1,371)	(1,715)
Net gain on sale of securities, available for sale	(260)	(408)
Gain on bank owned life insurance	(326)	-
Loss on sale of other real estate and repossessed assets	57	21
Change in
Interest receivable and other assets	816	1,009
Interest payable and other liabilities	614	(377)
Other adjustments	50	(8)
Net cash provided by operating activities	12,707	5,216

Investing Activities
Net change in interest-bearing time deposits	6,118	(1,053)
Purchases of securities, available for sale	(61,843)	(34,401)
Proceeds from maturities and paydowns of securities, available for sale	14,736	13,326
Proceeds from sales of securities, available for sale	43,284	18,365
Purchase of Federal Home Loan Bank stock	-	(258)
Net change in loans	(33,916)	(16,415)
Net cash and cash equivalents paid in acquisition	(7,673)	-
Purchases of premises and equipment	(715)	(415)
Proceeds from real estate owned sales	797	649
Proceeds from sale of real estate held for investment	-	502
Proceeds from bank owned life insurance	1,669	-
Proceeds from sale of premises and equipment	67	-
Net cash used in investing activities	(37,476)	(19,700)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	13,573	13,511
Certificates of deposit	(10,602)	6,092
Proceeds from FHLB advances	233,000	164,200
Repayments of FHLB advances	(212,335)	(168,800)
Proceeds from other borrowings	10,000	-
Repayments of other borrowings	(236)	-
Cash dividends	(3,088)	(2,350)
Stock options exercised	121	139
Net cash provided by financing activities	30,433	12,792
Net Change in Cash and Cash Equivalents	5,664	(1,692)
Cash and Cash Equivalents, Beginning of Period	27,341	26,860
Cash and Cash Equivalents, End of Period	$33,005	$25,168

Additional Cash Flows Information
Interest paid	$6,926	$4,802
Income tax paid	350	1,000
Transfers from loans to foreclosed assets	1,055	168
Mortgage servicing rights capitalized	167	146
Purchases of securities, due to broker	-	1,970

In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$406,858	$-
Cash paid in acquisition	(18,999)	-
Common stock issued	(42,323)	-
Liabilities assumed	$345,536	$-

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

The interim consolidated condensed financial statements at and for the three and six months ended June 30, 2018 and 2017, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2017 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2:  Acquisitions

On February 28, 2018, the Company completed the 100% acquisition of Universal Bancorp (“Universal”). Universal and BloomBank, a wholly-owned subsidiary of Universal, merged with and into the Company and the Bank, respectively. BloomBank was headquartered in Bloomfield, Indiana and had 13 retail financial center offices serving counties in central and southern Indiana. Under terms of the merger agreement, shareholders of Universal received fixed consideration of 15.6 shares of MutualFirst common stock and $250.00 in cash for each share of Universal common stock. The Company issued approximately 1.2 million shares of common stock, which was valued at approximately $42.3 million. Based upon the February 28, 2018 closing price of $35.70 per share of MutualFirst common stock, the transaction has an implied valuation of approximately $61.3 million. The Company incurred approximately $2.0 million in pretax expenses related to the acquisition in the first six months of 2018. These expenses are classified in the non-interest expense section of the income statement, primarily in salaries and employee benefits, professional fees and other expenses. As a result of the acquisition, the Company was able to increase both its deposit and loan base and expects to reduce costs through economies of scale. Goodwill resulted from this transaction due to the expected synergies and economies of scale.

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

Assets
Cash and cash equivalents	$11,326
Interest-bearing time deposits	8,747
Investment securities, available for sale	87,817

Loans
Commercial	203,621
Residential mortgage	36,410
Consumer	12,532
Total loans	252,563

Premises and equipment, net	4,799
Federal Home Loan Bank stock	1,637
Deferred tax asset, net	2,848
Cash value of life insurance	7,556
Goodwill	20,679
Core deposit intangible	4,545
Interest receivable	1,259
Other real estate owned and repossessed assets	1,009
Other assets	2,073
Total assets purchased	$406,858

Common shares issued	$42,323
Cash paid	18,999
Total purchase price	$61,322

Liabilities
Deposits
Non-interest bearing	$81,061
NOW accounts	66,372
Savings and money market	85,690
Certificated of deposits	82,107
Total deposits	315,230

Borrowings	25,463
Interest payable	81
Subordinated debt	4,000
Other liabilities	762
Total liabilities assumed	$345,536

Of the total purchase price, $4.5 million has been allocated to a core deposit intangible that will be amortized over its estimated life of 15 years. Of the remaining purchase price, $20.7 million has been allocated to goodwill, which is not deductible for tax purposes. Loans acquired had a fair value of $252.6 million. The contractual principal at the acquisition date was $257.2 million and the estimate of the contractual cash flows not expected to be collected was $4.6 million.

Pro Forma Financial Information

The results of operations of Universal Bancorp have been included in the Corporation’s consolidated financial statements since the acquisition date. The following schedule includes pro forma results for the three and six months ended June 30, 2018 and 2017, as if the Universal acquisition occurred as of the beginning of the reporting periods presented.

	Three Months Ended June 30,
	2018	2017
Summary of Operations
Net interest income	$16,608	$16,446
Provision for loan losses	(500)	(300)
Net interest income after provision	$16,108	$16,146
Non-interest income	4,804	5,329
Non-interest expense	(16,163)	(14,952)
Income before income taxes	$4,749	$6,523
Income tax benefit (expense)	(584)	(1,356)
Net income to common shareholders	$4,165	$5,167
Basic earnings per share	$0.49	$0.61
Diluted earnings per share	$0.48	$0.60

	Six Months Ended June 30,
	2018	2017
Summary of Operations
Net interest income	$32,483	$32,067
Provision for loan losses	(950)	(500)
Net interest income after provision	$31,533	$31,567
Non-interest income	9,517	10,059
Non-interest expense	(34,958)	(29,922)
Income before income taxes	$6,092	$11,704
Income tax benefit (expense)	(376)	(2,568)
Net income to common shareholders	$5,716	$9,136
Basic earnings per share	$0.67	$1.12
Diluted earnings per share	$0.65	$1.10

The pro-forma information for June 30, 2018 includes operating revenue from Universal of $5.5 million since the date of acquisition. Earnings of Universal since the acquisition date, net of tax and non-recurring expenses related to the acquisition were $2.9 million as of June 30, 2018. The pro forma information is presented for information purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Note 3: Earnings Per Share

Earnings per share were computed as follows:

	Three Months Ended June 30,
	2018			2017
	Net Income	Weighted- Average Shares	Per-Share Amount	Net Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$4,165	8,577,017	$0.49	$3,898	7,344,233	$0.53
Effect of Dilutive Securities
Stock options		154,594			143,256
Diluted Earnings Per Share
Net income available and assumed conversions	$4,165	8,731,611	$0.48	$3,898	7,487,489	$0.52

	Six Months Ended June 30,
	2018			2017
	Net Income	Weighted- Average Shares	Per-Share Amount	Net Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$8,172	8,196,083	$1.00	$7,104	7,338,377	$0.97
Effect of Dilutive Securities
Stock options		154,785			145,641
Diluted Earnings Per Share
Net income available and assumed conversions	$8,172	8,350,868	$0.98	$7,104	7,484,018	$0.95

As of June 30, 2018 and 2017, the exercise price for all options was lower than the average market price of the common shares.

Note 4: Impact of Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718, Compensation – Stock Compensation to include share-based payments issued to nonemployees for goods and services. Topic 718 only includes share-based payments to employees in which the ASU will substantially align the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal year, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company has assessed ASU 2018-07 and does not expect it to have a material impact on the Company’s accounting and disclosures.

In March 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-05, Income Taxes (Topic 740) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 118. The ASU amends the Accounting Standards Codification to incorporate various SEC paragraphs pursuant to the issuance of SAB 118. SAB 118 addresses the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. The Company has assessed ASU 2018-05 and does not expect it to have a material impact on the Company’s accounting and disclosures.

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

•	The ASU requires financial assets measured at amortized cost (primarily loans) be presented at the amount net of a valuation allowance for credit losses, and that the income statement include the measurement of credit losses for newly recognized financial assets as well as changes in expected losses on previously recognized financial assets. The provisions of this ASU do not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. The new model will be based on relevant information including past events, historical experience, current conditions, and reasonable and supportive forecasts that affect the collectability of the asset. The provisions of this ASU differ from current U.S. generally accepted accounting principles (“GAAP”) in that current U.S. GAAP generally delays recognition of the full amount of credit losses until the loss is probable of occurring.
•	This ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down.

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

In March 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company’s revenue is comprised of interest income on financial assets, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We have completed our evaluation of the impact of ASU 2014-09 on components of our non-interest income including trust and investment management fees, insurance commissions and fees and have not found any significant changes to our methodology of recognizing revenue. As required by the ASU, the Company adopted the standard on January 1, 2018 and it did not have a material effect on the Company’s consolidated financial statements. Additional information related to revenue generated from contracts with customers is detailed on the following page.

Revenue Recognition. The Company recognizes revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured. The Company’s principal source of revenue is interest income from loans and leases and investment securities. The Company also earns noninterest income from various banking and financial services offered primarily through the Bank and its subsidiaries.

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

Note 5: Investment Securities

The amortized costs and approximate fair values, together with gross unrealized gains and losses on securities, are in the tables below. All mortgage-backed securities and collateralized mortgage obligations held as of June 30, 2018 and December 31, 2017 were guaranteed by government sponsored entities, government corporations or federal agencies.

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$96,393	95	(2,411)	$94,077
Collateralized mortgage obligations	113,636	30	(2,896)	110,770
Municipal obligations	145,142	1,950	(1,596)	145,496
Corporate obligations	12,965	57	(1,203)	11,819
Total investment securities	$368,136	$2,132	$(8,106)	$362,162

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$68,335	$225	$(762)	$67,798
Collateralized mortgage obligations	88,488	58	(1,296)	87,250
Municipal obligations	107,060	3,709	(274)	110,495
Corporate obligations	12,966	69	(1,200)	11,835
Total investment securities	$276,849	$4,061	$(3,532)	$277,378

The amortized cost and fair value of securities available for sale at June 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
Description of Securities	Amortized Cost	Fair Value
Security obligations due
Within one year	$502	$510
One to five years	9,486	9,546
Five to ten years	28,477	29,128
After ten years	119,642	118,131
	158,107	157,315
Mortgage-backed securities	96,393	94,077
Collateralized mortgage obligations	113,636	110,770
Totals	$368,136	$362,162

Proceeds from sales of securities available for sale for the three and six months ended June 30, 2018 were $6.5 million and $43.3 million, respectively. For the three and six months ended June 30, 2017, proceeds from sales of securities available for sale were $12.7 million and $18.4 million. Gross gains were recognized on the sales for the three and six months ended June 30, 2018 of $109,000 and $263,000, respectively. Gross gains of $279,000 and $408,000 were recognized for the three and six months ended June 30, 2017. Gross losses of $3,000 for the three and six months ended June 30, 2018 were also recognized on the sales. There were no gross losses recognized on the sales of securities for the three and six months ended June 30, 2017.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2018 and December 31, 2017 was $245.1 million and $142.9 million, respectively, which were approximately 67.7% and 51.5%, respectively, of the Company’s investment portfolio at those dates.

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

During the first six months of 2018 and 2017, the Bank determined that its security holdings had no other-than-temporary impairment.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale Securities
Mortgage-backed securities	$57,480	$(1,070)	$25,110	$(1,341)	$82,590	$(2,411)
Collateralized mortgage obligations	79,397	(1,489)	26,461	(1,407)	105,858	(2,896)
Municipal obligations	44,378	(1,044)	9,513	(552)	53,891	(1,596)
Corporate obligations	-	-	2,721	(1,203)	2,721	(1,203)
Total temporarily impaired securities	$181,255	$(3,603)	$63,805	$(4,503)	$245,060	$(8,106)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale Securities
Mortgage-backed securities	$21,975	$(127)	$27,675	$(635)	$49,650	$(762)
Collateralized mortgage obligations	47,153	(400)	28,887	(896)	$76,040	$(1,296)
Municipal obligations	4,479	(64)	10,041	(210)	14,520	(274)
Corporate obligations	-	-	2,722	(1,200)	2,722	(1,200)
Total temporarily impaired securities	$73,607	$(591)	$69,325	$(2,941)	$142,932	$(3,532)

Mortgage-Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in MBSs and CMOs were caused by interest rate changes and illiquidity. The Company expects to recover the amortized cost basis over the term of the securities. Because (1) the decline in market value is attributable to changes in interest rates and illiquidity and not credit quality, (2) the Company does not intend to sell the investments and (3) it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider any of these investments to be other-than-temporarily impaired at June 30, 2018.

Municipal Obligations

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by changes in interest rates and illiquidity. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments. The Company does not consider any of these investment securities to be other-than-temporarily impaired at June 30, 2018.

Corporate Obligations

The Company’s unrealized losses on investments in corporate obligations primarily relates to two investments in pooled trust preferred securities. The unrealized losses were primarily due to illiquidity.

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

Pooled Trust Preferred Securities. The Bank has invested in pooled trust preferred securities. At June 30, 2018, the current book value of our pooled trust preferred securities was $3.9 million. The original par value of these securities was $4.0 million. All pooled trust preferred securities owned were performing as agreed in the first six months of 2018. As of June 2018, current Moody’s ratings for these bonds were Aa3 for Alesco Preferred Funding IX and B3 for U.S. Capital Funding I. All pooled trust preferred securities owned by the Bank are exempt from the Volcker Rule.

The following table provides additional information related to the Bank’s investment in pooled trust preferred securities as of June 30, 2018:

Deal Name	Class	Original Par	Book Value	Fair Value	Unrealized Loss	Realized Losses 2018	Lowest Ratings	Number of Banks / Insurance Cos. Currently Performing	Total Number of Banks and Insurance Cos. In Issuance (Unique)	Actual Deferrals/ Defaults (as a % of original collateral)	Total Projected Defaults (as a % of performing collateral) (1)	Excess subordination (after taking into account best estimate of future deferrals/ defaults) (2)
(Dollars in Thousands)
Alesco Preferred Funding IX	A2A	$1,000	$924	$599	$(325)	$-	CCC-	45	48	2.85%	8.23%	53.61%
U.S. Capital Funding I	B1	3,000	3,000	2,122	(878)	-	Caa1	26	30	7.95%	5.92%	12.29%
		$4,000	$3,924	$2,721	$(1,203)	$-

(1)	A 10% recovery is applied to all projected defaults by depository institutions. A 15% recovery is applied to all projected defaults by insurance companies. No recovery is applied to current defaults.
(2)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the collateralized debt obligation can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a pool can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

Note 6: Loans and Allowance

Classes of loans at June 30, 2018 and December 31, 2017 include:

	June 30,	December 31,
	2018	2017
Real estate
Commercial	$482,009	$318,684
Commercial construction and development	55,735	28,164
Consumer closed end first mortgage	474,977	444,243
Consumer open end and junior liens	76,340	69,477
Total real estate loans	1,089,061	860,568
Other loans
Consumer loans
Auto	26,574	19,640
Boat/RVs	197,548	169,238
Other	6,758	6,188
Commercial and industrial	147,805	131,079
Total other loans	378,685	326,145
Total loans	1,467,746	1,186,713
Undisbursed loans in process	(10,279)	(13,071)
Unamortized deferred loan costs, net	7,268	6,503
Allowance for loan losses	(12,729)	(12,387)
Net loans	$1,452,006	$1,167,758

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

Nonaccrual loans, segregated by class of loans, as of June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
Real estate
Commercial	$1,753	$1,107
Commercial construction and development	-	-
Consumer closed end first mortgage	2,661	3,409
Consumer open end and junior liens	251	309
Consumer loans
Auto	31	22
Boat/RVs	290	198
Other	91	16
Commercial and industrial	183	159
Total nonaccrual loans	$5,260	$5,220

An age analysis of the Company’s past due loans, segregated by class of loans, as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due and Accruing
Real estate
Commercial	$1,300	$2,582	$1,312	$5,194	$476,815	$482,009	$-
Commercial construction and development	-	-	-	-	55,735	55,735	-
Consumer closed end first mortgage	5,678	1,105	2,186	8,969	466,008	474,977	15
Consumer open end and junior liens	163	113	204	480	75,860	76,340	-
Consumer loans
Auto	243	9	22	274	26,300	26,574	-
Boat/RVs	1,572	282	250	2,104	195,444	197,548	-
Other	119	30	65	214	6,544	6,758	-
Commercial and industrial	270	286	183	739	147,066	147,805	-
Total	$9,345	$4,407	$4,222	$17,974	$1,449,772	$1,467,746	$15

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due and Accruing
Real estate
Commercial	$2,171	$3,311	$998	$6,480	$312,204	$318,684	$-
Commercial construction and development	-	-	-	-	28,164	28,164	-
Consumer closed end first mortgage	5,914	1,340	3,224	10,478	433,765	444,243	31
Consumer open end and junior liens	540	123	264	927	68,550	69,477	-
Consumer loans
Auto	114	24	1	139	19,501	19,640	-
Boat/RVs	1,613	338	103	2,054	167,184	169,238	-
Other	65	18	12	95	6,093	6,188	-
Commercial and industrial	276	10	159	445	130,634	131,079	-
Total	$10,693	$5,164	$4,761	$20,618	$1,166,095	$1,186,713	$31

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

The following tables present impaired loans as of and for the three and six month periods ended June 30, 2018 and 2017 and as of and for the year ended December 31, 2017.

	June 30, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans - QTD	Average Investment in Impaired Loans - YTD	Interest Income Recognized - QTD	Interest Income Recognized - YTD
Loans without a specific valuation allowance
Real estate
Commercial	$705	$705	$-	$753	$794	$-	$-
Commercial construction and development	639	639	-	653	669	7	14
Consumer closed end first mortgage	1,071	1,071	-	1,241	1,341	-	1
Commercial and industrial	144	144	-	148	190	2	2

Loans with a specific valuation allowance
Real estate
Commercial	214	214	100	214	214	-	-

Total
Real estate
Commercial	$919	$919	$100	$967	$1,008	$-	$-
Commercial construction and development	$639	$639	$-	$653	$669	$7	$14
Consumer closed end first mortgage	$1,071	$1,071	$-	$1,241	$1,341	$-	$1
Commercial and industrial	$144	$144	$-	$148	$190	$2	$2

Total	$2,773	$2,773	$100	$3,009	$3,208	$9	$17

	June 30, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans - QTD	Average Investment in Impaired Loans - YTD	Interest Income Recognized - QTD	Interest Income Recognized - YTD
Loans without a specific valuation allowance
Real estate
Commercial	$809	$809	$-	$811	$763	$-	$-
Commercial construction and development	761	761	-	776	792	8	17
Consumer closed end first mortgage	781	781	-	1,315	1,499	-	-
Commercial and industrial	172	172	-	176	179	1	3

Loans with a specific valuation allowance
Real estate
Commercial	214	214	100	214	214	-	-

Total
Real estate
Commercial	$1,023	$1,023	$100	$1,025	$977	$-	$-
Commercial construction and development	$761	$761	$-	$776	$792	$8	$17
Consumer closed end first mortgage	$781	$781	$-	$1,315	$1,499	$-	$-
Commercial and industrial	$172	$172	$-	$176	$179	$1	$3

Total	$2,737	$2,737	$100	$3,292	$3,447	$9	$20

	December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$878	$878	$-	$765	$1
Commercial construction and development	700	700	-	762	33
Consumer closed end first mortgage	1,543	1,543	-	1,451	1
Consumer open end and junior liens			-	-	-
Commercial and industrial	272	342	-	216	5

Loans with a specific valuation allowance
Real estate
Commercial	214	214	100	214	-

Total
Real estate
Commercial	$1,092	$1,092	$100	$979	$1
Commercial construction and development	$700	$700	$-	$762	$33
Consumer closed end first mortgage	$1,543	$1,543	$-	$1,451	$1
Consumer open end and junior liens	$-	$-	$-	$-	$-
Commercial and industrial	$272	$342	$-	$216	$5

Total	$3,607	$3,677	$100	$3,408	$40

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2018.

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

	June 30, 2018
	Commercial				Consumer
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Total
Real estate
Commercial	$459,884	$15,951	$6,174	$-				$482,009
Commercial construction and development	54,558	539	638	-				55,735
Consumer closed end first mortgage					$470,154	$-	$4,823	474,977
Consumer open end and junior liens					75,996	-	344	76,340

Other loans
Consumer loans
Auto					26,534	-	40	26,574
Boat/RVs					197,198	-	350	197,548
Other					6,659	-	99	6,758
Commercial and industrial	135,338	6,346	6,121	-				147,805
	$649,780	$22,836	$12,933	$-	$776,541	$-	$5,656	$1,467,746

	December 31, 2017
	Commercial				Consumer
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Total
Real estate
Commercial	$309,451	$4,219	$4,996	$18				$318,684
Commercial construction and development	27,464	-	700	-				28,164
Consumer closed end first mortgage					$439,075	$-	$5,168	444,243
Consumer open end and junior liens					69,130	-	347	69,477

Other loans
Consumer loans
Auto					19,616	-	24	19,640
Boat/RVs					169,036	-	202	169,238
Other					6,133	-	55	6,188
Commercial and industrial	120,211	5,784	5,084	-				131,079
	$457,126	$10,003	$10,780	$18	$702,990	$-	$5,796	$1,186,713

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2018 and 2017, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other segments.

	Three Months Ended June 30, 2018
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$7,974	$1,700	$2,863	$12,537
Provision charged (credited) to expense	59	(38)	479	500
Losses charged off	(2)	(57)	(309)	(368)
Recoveries	12	1	47	60
Balance, end of period	$8,043	$1,606	$3,080	$12,729

	Three Months Ended June 30, 2017
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$7,397	$2,279	$2,706	$12,382
Provision charged (credited) to expense	144	24	132	300
Losses charged off	(12)	(84)	(206)	(302)
Recoveries	6	4	36	46
Balance, end of period	$7,535	$2,223	$2,668	$12,426

	Six Months Ended June 30, 2018
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$7,704	$1,761	$2,922	$12,387
Provision charged (credited) to expense	467	(87)	570	950
Losses charged off	(140)	(77)	(523)	(740)
Recoveries	12	9	111	132
Balance, end of period	$8,043	$1,606	$3,080	$12,729

	Six Months Ended June 30, 2017
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$7,358	$2,303	$2,721	$12,382
Provision charged (credited) to expense	176	41	283	500
Losses charged off	(12)	(129)	(410)	(551)
Recoveries	13	8	74	95
Balance, end of period	$7,535	$2,223	$2,668	$12,426

The following tables provide a breakdown of the allowance for loan losses and loan portfolio balances by segment as of June 30, 2018 and 2017, and December 31, 2017.

	June 30, 2018
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	7,943	1,606	3,080	12,629
Loans acquired with deteriorated credit quality	-	-	-	-
Total allowance for loan losses	$8,043	$1,606	$3,080	$12,729
Loan balances
Individually evaluated for impairment	$1,702	$1,071	$-	$2,773
Collectively evaluated for impairment	683,847	473,906	307,220	1,464,973
Loans acquired with deteriorated credit quality	-	-	-	-
Gross loans	$685,549	$474,977	$307,220	$1,467,746

	June 30, 2017
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	7,435	2,223	2,668	12,326
Total allowance for loan losses	$7,535	$2,223	$2,668	$12,426
Loan balances
Individually evaluated for impairment	$1,956	$781	$-	$2,737
Collectively evaluated for impairment	464,998	467,021	253,408	1,185,427
Gross loans	$466,954	$467,802	$253,408	$1,188,164

	December 31, 2017
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	7,604	1,761	2,922	12,287
Total allowance for loan losses	$7,704	$1,761	$2,922	$12,387
Loan balances
Individually evaluated for impairment	$2,064	$1,543	$-	$3,607
Collectively evaluated for impairment	475,863	442,700	264,543	1,183,106
Gross loans	$477,927	$444,243	$264,543	$1,186,713

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

At June 30, 2018, the Company had loans that were modified in troubled debt restructurings. The modification of terms of such loans included one or a combination of the following: an extension of maturity or a reduction of the stated interest rate.

The following tables describe troubled debts restructured during the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended
	June 30, 2018			June 30, 2017
	No. of Loans	Pre- Modification Recorded Balance	Post-Modification Recorded Balance	No. of Loans	Pre- Modification Recorded Balance	Post-Modification Recorded Balance
Real estate
Consumer closed end first mortgage	1	$49	$47	3	$119	$121
Consumer open end and junior liens	-	-	-	1	3	3

Other loans
Consumer loans
Auto	1	10	10	-	-	-
Boat/RVs	1	19	19	-	-	-

	Six Months Ended
	June 30, 2018			June 30, 2017
	No. of Loans	Pre- Modification Recorded Balance	Post-Modification Recorded Balance	No. of Loans	Pre- Modification Recorded Balance	Post-Modification Recorded Balance
Real estate
Consumer closed end first mortgage	4	$187	$187	4	$ 184 Q	$188
Consumer open end and junior liens	4	82	94	1	3	3

Other loans
Auto	1	10	10	-	-	-
Boat/RVs	1	19	19	-	-	-
Commercial and industrial	1	61	61	1	72	72

The impact on the allowance for loan losses was insignificant as a result of these modifications.

Newly restructured loans by type for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30, 2018
	Rate	Term	Combination	Total Modification
Real estate
Consumer closed end first mortgage	$-	$-	$47	$47

Other loans
Consumer loans
Auto	-	10	-	10
Boat/RVs	-	19	-	19

	Three Months Ended June 30, 2017
	Rate	Term	Combination	Total Modification
Real estate
Consumer closed end first mortgage	$-	$-	$121	$121
Consumer open end and junior liens	-	3	-	3

	Six Months Ended June 30, 2018
	Rate	Term	Combination	Total Modification
Real Estate
Consumer closed end first mortgage	$-	$-	$187	$187
Consumer open end and junior liens	-	35	59	94

Other loans
Consumer loans
Auto	-	10	-	10
Boat/RVs	-	19	-	19
Commercial and industrial	-	61	-	61

	Six Months Ended June 30, 2017
	Rate	Term	Combination	Total Modification
Real Estate
Consumer closed end first mortgage	$-	$-	$188	$188
Consumer open end and junior liens	-	3	-	3
Commercial and industrial	-	72	-	72

There were no defaults on loans modified as troubled debt restructurings made in the three and six months ended June 30, 2018 and 2017. Defaults are defined as any loans that become 90 days past due.

At June 30, 2018, the Company had residential real estate held for sale as a result of foreclosure totaling $1.6 million and real estate in the process of foreclosure of $711,000. As of June 30, 2018, the Company also held $358,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Note 7: Goodwill

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Corporation may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The Universal acquisition on February 28, 2018 resulted in $20.7 million of goodwill, which includes a reduction of $1.4 million. This reduction was recorded in the second quarter of 2018 as a measurement period adjustment. Details regarding the Universal acquisition are discussed in Note 2 Acquisitions of this Form 10-Q.

2018
Balance, January 1	$1,800
Goodwill acquired	22,069
Measurement period adjustment	(1,390)
Balance, June 30	$22,479

Note 8: Accounting for Certain Loans Acquired in a Transfer

The Company acquired loans in the acquisition of Universal and a few of the transferred loans had evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. The Company acquired two loans with evidence of credit deterioration recorded at a fair value of $313,000.

The following table presents the carrying amounts of the acquired loans included in the balance sheet amounts of loans receivable as of June 30, 2018.

June 30, 2018
Outstanding balance
Real estate
Commercial	$146,773
Commercial construction and development	14,364
Consumer closed end first mortgage	34,058
Consumer open end and junior liens	8,584
Total real estate loans	203,779
Other loans
Consumer loans
Auto	1,681
Boat/RVs	155
Other	764
Commercial and industrial	14,346
Total other loans	16,946
Total loans	$220,725

Carrying amount	$217,147
Allowance	-
Carrying amount net of allowance	$217,147

Note 9: Derivative Financial Instruments

The Company has certain interest rate derivative positions that are not designated as hedging instruments. Derivative assets and liabilities are recorded at fair value on the Consolidated Balance Sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. These derivative positions relate to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, the Company agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the client to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s Consolidated Statements of Income. The notional amount of customer-facing swaps as of June 30, 2018 and December 31, 2017 was approximately $17.9 million and $17.3 million, respectively.

The following table shows the amounts of derivative financial instruments at June 30, 2018 and December 31, 2017.

	Asset Derivatives
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2018	2017	Location	2018	2017
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$873	$525	Other liabilities	$873	$525

Note 10: Other Borrowings

Other borrowings consisted of the following components:

	June 30,	December 31,
	2018	2017
Notes payable	$9,764	$-
Subordinated debentures, net of discount	8,273	4,232
Total	$18,037	$4,232

The Company acquired $5.0 million of issuer trust preferred securities in the 2008 acquisition of MFB Corp, which had a net balance of $4.3 million at June 30, 2018 due to the purchase accounting adjustment in that acquisition. These securities mature 30 years from the date of issuance, or September 15, 2035. The securities bear a rate of interest of the prevailing three-month LIBOR rate plus 170 basis points, which was 4.04% at June 30, 2018. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

The Company acquired $5.0 million of issuer trust preferred securities in the acquisition of Universal, which had a net balance of $4.0 million at June 30, 2018 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance, or October 7, 2035. The securities bear a rate of interest of the prevailing three-month LIBOR rate plus 169 basis points, which was 4.04% at June 30, 2018. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

The Company borrowed $10.0 million in two $5.0 million term notes from First Tennessee Bank, N.A. to use in the acquisition of Universal. These loans had a combined balance of $9.8 million at June 30, 2018. The fixed rate term note had a balance of $4.8 million and matures 5 years from the date of issuance, or February 28, 2023. This term note bears a fixed rate of interest of 4.99% per annum and requires quarterly principal payments of $98,000, which began March 31, 2018. The variable rate term note matures 5 years from the date of issuance, or February 28, 2023. This term note bears a rate of interest of the prevailing three-month LIBOR rate plus 195 basis points, which was 4.26% at June 30, 2018. The Company has the right to redeem either note at any time, in whole or in part, without penalty.

Note 11: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	June 30,	December 31,
	2018	2017
Net unrealized gain (loss) on securities available for sale	$(5,974)	$529
Net unrealized gain relating to defined benefit plan liability	10	10
	(5,964)	539
Tax benefit (expense)	1,223	(158)
Net of tax amount	$(4,741)	$381

The following table presents the reclassification adjustments out of accumulated other comprehensive income that were included in net income in the Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017.

	Amount Reclassified from Accumulated Other Comprehensive Income For the Three Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	2018	2017	Affected Line Item in the Statements of Income
Realized gains on available for sale securities
Realized securities gains reclassified into income	$106	$279	Total non-interest income - net realized gains on sale of available for sale securities
Related income tax expense	(22)	(95)	Income tax expense

Total reclassifications for the period, net of tax	$84	$184

	Amount Reclassified from Accumulated Other Comprehensive Income For the Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	2018	2017	Affected Line Item in the Statements of Income
Realized gains on available for sale securities
Realized securities gains reclassified into income	$260	$408	Total non-interest income - net realized gains on sale of available for sale securities
Related income tax expense	(55)	(139)	Income tax expense

Total reclassifications for the period, net of tax	$205	$269

Note 12: Fair Values of Financial Instruments

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

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2018
Available for sale securities
Mortgage-backed securities	$94,077	$-	$94,077	$-
Collateralized mortgage obligations	110,770	-	110,770	-
Municipal obligations	145,496	-	145,496	-
Corporate obligations	11,819	-	9,098	2,721
Interest rate swap asset	873	-	873	-
Interest rate swap liability	873	-	873	-

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2017
Available for sale securities
Mortgage-backed securities	$67,798	$-	$67,798	$-
Collateralized mortgage obligations	87,250	-	87,250	-
Municipal obligations	110,495	-	110,495	-
Corporate obligations	11,835	-	9,114	2,721
Interest rate swap asset	525	-	525	-
Interest rate swap liability	525	-	525	-

The following is a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2018 and 2017 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Beginning balance	$2,721	$2,588	$2,721	$2,588
Total realized and unrealized gains (losses)
Included in net income	-	-	-	-
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Ending balance	$2,721	$2,588	$2,721	$2,588
Total gains for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$-	$-	$-	$-

Items Measured at Fair Value on a Non-Recurring Basis

From time to time, certain assets may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

June 30, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,721	Discounted cash flow	Discount rate	7.0 - 8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 2.2%
			Projected cures given deferral	0 - 15.0%
			Loss severity	29.3 - 34.9%
Impaired loans (collateral dependent)	$402	Third party valuations	Discount to reflect realizable value	11.6%

December 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,721	Discounted cash flow	Discount rate	7.0 - 8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 2.2%
			Projected cures given deferral	0 - 15.0%
			Loss severity	29.3 - 34.9%

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated balance sheets as of the dates noted below are as follows:

			Fair Value Measurements Using
June 30, 2018	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$33,005	$33,005	$33,005	$-	$-
Interest-bearing time deposits	4,482	4,482	4,482	-	-
Loans held for sale	3,927	3,950	-	3,950	-
Loans, net	1,452,006	1,426,160	-	-	1,426,160
FHLB stock	12,820	12,820	-	12,820	-
Interest receivable	6,583	6,583	-	6,583	-
Liabilities
Deposits	1,520,234	1,514,706	1,077,572	-	437,134
FHLB advances	263,367	260,026	-	260,026	-
Other borrowings	18,037	18,000	-	18,000	-
Interest payable	707	707	-	707	-

			Fair Value Measurements Using
December 31, 2017	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$27,341	$27,341	$27,341	$-	$-
Interest-bearing time deposits	1,853	1,853	1,853	-	-
Loans held for sale	4,577	4,584	-	4,584	-
Loans, net	1,167,758	1,150,005	-	-	1,150,005
FHLB stock	11,183	11,183	-	11,183	-
Interest receivable	5,282	5,282	-	5,282	-
Liabilities
Deposits	1,202,034	1,199,781	830,877	-	368,904
FHLB advances	217,163	215,326	-	215,326	-
Other borrowings	4,232	4,300	-	4,300	-
Interest payable	456	456	-	456	-

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

Our results of operations depend primarily on the level of our net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. The structure of our interest-earning assets versus the structure of interest-bearing liabilities, along with the shape of the yield curve, has a direct impact on our net interest income. Historically, our interest-earning assets have been longer term in nature (i.e., fixed-rate loans) and interest-bearing liabilities have been shorter term (i.e., certificates of deposit, regular savings accounts, etc.). This structure would impact net interest income favorably in a decreasing rate environment, assuming a normally shaped yield curve, as the rates on interest-bearing liabilities would decrease more rapidly than rates on interest-earning assets. Conversely, in an increasing rate environment, as we currently have, assuming a normally shaped yield curve, net interest income would be impacted unfavorably as rates on interest-earning assets would increase at a slower rate than rates on interest-bearing liabilities.

Second Quarter Highlights. At June 30, 2018, we had $2.0 billion in assets, $1.5 billion in net loans, $1.5 billion in deposits and $192.7 million in stockholders’ equity. The Company’s total risk-based capital ratio at June 30, 2017 was 12.4%, exceeding the 10.0% requirement for a well-capitalized institution. Tangible common equity, as a percentage of tangible assets, decreased to 8.4% as of June 30, 2018 due to the Universal acquisition compared to 9.4% and 9.2% at December 31, 2017 and June 30, 2017, respectively. For the quarter ended June 30, 2018, net income was $4.2 million, or $0.48 diluted earnings per common share, compared with net income of $3.9 million, or $0.52 diluted earnings per common share for the quarter ended June 30, 2017.

The Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, contains a summary of our management’s strategic plan for 2015-2019. The financial highlights of our strategic progress during the quarter include:

•	Commercial and non-real estate consumer lending was 62.4% of the lending portfolio as of June 30, 2018 compared to 56.7% at December 31, 2017.
•	Core deposits were $1.1 billion, or 70.9% of total deposits as of June 30, 2018 compared to 69.1% at December 31, 2017.
•	Commission income from wealth and investment services increased $50,000, or 3.8%, during the second quarter 2018 compared to the same period in 2017 and increased $116,000 during the first six months of 2018 compared to the same period in 2017.

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

Deferred Tax Asset. The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future. The Company’s most recent evaluation has determined that, except for the amounts represented by the valuation allowance in Note 15 to the Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2017, the Company will more likely than not be able to utilize the remaining deferred tax asset. As of year-end 2017, the Company had generated average annual positive pre-tax pre-provision earnings of $17.3 million, or 1.2% of pre-tax pre-provision ROA over the previous five years. This level of earnings, if maintained in the future, would be sufficient to utilize portions of the operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The analysis as of June 30, 2018, supports no additional valuation reserve is needed.

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

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 reducing the Company’s federal corporate tax rate from 34% to 21%, effective January 1, 2018. At June 30, 2018, the Company has completed its accounting for the tax effects of enactment of the Tax Act.

Revenue Recognition. The Company recognizes revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured. The Company’s principal source of revenue is interest income from loans and leases and investment securities. The Company also earns noninterest income from various banking and financial services offered primarily through the Bank and its subsidiaries.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (i) the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; (ii) changes in general economic conditions, either nationally or in our market areas; (iii) changes in the levels of general interest rates and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources; (iv) fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; (v) decreases in the secondary market for the sale of loans that we originate; (vi) results of examinations of us by the IDFI, FDIC, FRB or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; (vii) legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act”), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes that increase our capital requirements; (viii) our ability to attract and retain deposits; (ix) increases in premiums for deposit insurance; (xi) management’s assumptions in determining the adequacy of the allowance for loan losses; (xi) our ability to control operating costs and expenses; (xii) the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; (xiii) difficulties in reducing risks associated with the loans on our balance sheet; (xiv) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; (xv) a failure or security breach in the computer systems on which we depend; (xvi) our ability to retain key members of our senior management team; (xvii) costs and effects of litigation, including settlements and judgments; (xviii) our ability to successfully integrate into our operations any assets, liabilities, customers, systems, and management personnel acquired in the Universal acquisition and we may in the future acquire and our ability to realize related revenue synergies and cost savings within expected time frames or at all as a result of the Universal acquisition and any goodwill charges related thereto; (xix) increased competitive pressures among financial services companies; (xx) changes in consumer spending, borrowing and savings habits; (xxi) the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; (xxii) adverse changes in the securities markets; (xxiii) inability of key third-party providers to perform their obligations to us; (xiv) changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and (xv) other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this report.

The Company wishes to advise readers that these factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Financial Condition

General. Total assets at June 30, 2018 were $2.0 billion, reflecting a $422.4 million increase since December 31, 2017, primarily as a result of the acquisition of Universal. The gross loan portfolio at June 30, 2018 increased by $281.0 million since December 31, 2017 primarily due to acquiring the $252.6 million net portfolio of Universal in the first quarter of 2018. Total liabilities as of June 30, 2018 were $1.8 billion, an increase of $380.0 million compared to December 31, 2017, primarily due to a $318.2 million increase in deposits, of which $315.2 million came in the acquisition. Total stockholders’ equity increased to $192.7 million, an increase of $42.4 million compared to December 31, 2017 primarily due to $42.3 million of capital issued as part of the acquisition of Universal.

Loans. Our gross loan portfolio, excluding loans held for sale, increased $281.0 million at June 30, 2018 to $1.5 billion. The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during the six month period:

	June 30,	December 31,	Amount	Percent
	2018	2017	Change	Change

Real estate
Commercial	$482,009	$318,684	$163,325	51.25%
Commercial construction and development	55,735	28,164	27,571	97.89
Consumer closed end first mortgage	474,977	444,243	30,734	6.92
Consumer open end and junior liens	76,340	69,477	6,863	9.88
Total real estate loans	1,089,061	860,568	228,493	26.55

Consumer loans
Auto	26,574	19,640	6,934	35.31
Boat/RV	197,548	169,238	28,310	16.73
Other	6,758	6,188	570	9.21
Total consumer other	230,880	195,066	35,814	18.36
Commercial and industrial	147,805	131,079	16,726	12.76
Total other loans	378,685	326,145	52,540	16.11

Total Gross Loans	$1,467,746	$1,186,713	$281,033	23.68%

The Company’s strategy to increase commercial and non-real estate consumer loans remains a primary focus as we continued to see growth in these areas during the first six months of 2018. Commercial and non-real estate consumer loans increased by $243.4 million to $916.4 million. The Universal acquisition accelerated our progress toward achieving our strategic objectives during the first six months of 2018. We continue to seek to provide sound commercial borrowers opportunities for new loans to meet their growing demands, refinance loans currently served by other financial institutions and build relationships with commercial clients in our footprint. The Company continues to sell longer term fixed-rate mortgage loans to reduce related interest rate risk.

Delinquencies and Non-performing Assets. As of June 30, 2018, our total loans delinquent 30-to-89 days were $16.4 million or 1.1% of total loans, up from $15.9 million or 1.3% of total loans at the year-end of 2017. This was primarily due to an increase in delinquencies on commercial and industrial loans.

At June 30, 2018, our non-performing assets totaled $7.2 million or 0.36% of total assets, compared to $6.0 million or 0.38% of total assets at December 31, 2017. This $1.2 million, or 20.6% increase was primarily due to $1.0 million of real estate held for sale as a result of foreclosed real estate acquired in the acquisition of Universal.

The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	June 30,	December 31,	Amount	Percent
	2018	2017	Change	Change

Non-accruing loans	$5,260	$5,220	$40	0.77%
Accruing loans delinquent 90 days	15	31	(16)	(51.61)
Foreclosed assets	1,942	733	1,209	164.94
Total	$7,217	$5,984	$1,233	20.60%

The Company continues to diligently monitor and write down loans that appear to have irreversible weakness. The Company works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral. Total classified assets increased by 18.5% from $17.3 million at December 31, 2017 to $20.5 million at June 30, 2018 due to a $1.2 million increase in commercial real estate and a $1.0 million increase in commercial and industrial loans classified as substandard credits compared to December 31, 2017. The increases were primarily related to loans acquired in Universal acquisition that are classified as substandard credits as of June 30, 2018.

At June 30, 2018, foreclosed real estate totaled $1.6 million compared to $251,000 at December 31, 2017. At June 30, 2018, all foreclosed real estate owned was in consumer or commercial real estate. The increase in foreclosed real estate was primarily due to $1.0 million of foreclosed real estate acquired in the Universal acquisition. As of June 30, 2018, the Company also held $358,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Allowance for Loan Losses. Allowance for loan losses increased to $12.7 million as of June 30, 2018 compared to $12.4 million as of December 31, 2017. The allowance for loan losses to non-performing loans as of June 30, 2018 was 241.3% compared to 235.9% as of December 31, 2017. The allowance for loan losses to total loans as of June 30, 2018 was 0.87% compared to 1.05% as of December 31, 2017. Non-performing loans to total loans at June 30, 2018 were 0.36% compared to 0.44% at December 31, 2017. Non-performing assets to total assets were 0.36% at June 30, 2018 compared 0.38% at December 31, 2017.

Deposits. Deposits increased by $318.2 million in the first six months of 2018 primarily due to an increase of $315.2 million due to the acquisition. The increase in deposits was a result of a $246.7 million increase in core deposits to $1.1 billion and a $71.5 million increase in certificates of deposit to $442.7 million. Core deposits are 70.9% of the Bank’s total deposits as of June 30, 2018.

	At
	June 30, 2018		December 31, 2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Type of Account:
Non-interest Checking	$280,791	0.00%	$194,134	0.00%
Interest-bearing NOW	410,906	0.62	330,821	0.52
Savings	190,153	0.01	138,348	0.01
Money Market	195,722	0.48	167,574	0.46
Certificates of Deposit	442,662	1.52	371,157	1.42
Total	$1,520,234	0.67%	$1,202,034	0.65%

Borrowings. Total borrowings increased to $281.4 million at June 30, 2018, up $60.0 million, or 27.1%, since year-end 2017. The increase was primarily due to acquiring $25.5 million in FHLB advances through the acquisition of Universal and increased borrowing due to organic loan growth. Other borrowings, increased $13.8 million at June 30, 2018 due to the subordinated debenture acquired from Universal and term note borrowings used in the acquisition of Universal.

The Company acquired $5.0 million of issuer trust preferred securities in the 2008 acquisition of MFB Corp, which had a net balance of $4.3 million at June 30, 2018 due to the purchase accounting adjustment in that acquisition. These securities mature 30 years from the date of issuance, or September 15, 2035. The securities bear a rate of interest of the prevailing three-month LIBOR rate plus 170 basis points. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

The Company acquired $5.0 million of issuer trust preferred securities in the acquisition of Universal, which had a net balance of $4.0 million at June 30, 2018 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance, or October 7, 2035. The securities bears a rate of interest of the prevailing three-month LIBOR rate plus 169 basis points. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

The Company borrowed $10.0 million in two $5.0 million term notes from First Tennessee Bank, N.A. to use in the acquisition of Universal. These loans had a combined balance of $9.8 million at June 30, 2018. The fixed rate term note matures 5 years from the date of issuance, or February 28, 2023. This term note bears a fixed rate of interest of 4.99% per annum. The variable rate term note matures 5 years from the date of issuance, or February 28, 2023. This term note bears a rate of interest of the prevailing three-month LIBOR rate plus 195 basis points. The Company has the right to redeem either note at any time, in whole or in part, without penalty.

Stockholders’ Equity. Stockholders’ equity was $192.7 million at June 30, 2018, an increase of $42.4 million from December 31, 2017. The increase was primarily due to $42.3 million of capital issued in connection with the acquisition of Universal. The increase included net income available to common shareholders of $8.2 million. These increases were partially offset by a decrease in accumulated other comprehensive income of $5.1 million, due to market value changes in the investment portfolio, and common stock cash dividends paid of $3.1 million during the six months of 2018. The Company’s tangible book value per common share as of June 30, 2018 decreased to $19.34 compared to $20.08 as of December 31, 2017 and the tangible common equity ratio decreased to 8.37% as of June 30, 2018 compared to 9.35% as of December 31, 2017. The decreases in tangible book value per share and the tangible common equity ratio were due to the reasons noted above, as well as the recording of $20.7 million of goodwill and $4.5 million in core deposit intangible in connection with the acquisition of Universal. The Company’s and the Bank’s risk-based capital ratios were well in excess of “well-capitalized” levels as defined by all regulatory standards as of June 30, 2018.

Comparison of Results of Operations for the Three Months Ended June 30, 2018 and 2017.

General. Net income for the three months ended June 30, 2018 was $4.2 million, or $0.48 diluted earnings per common share compared to net income of $3.9 million, or $0.52 diluted earnings per common share for the three months ended June 30, 2017. Annualized return on average assets was 0.83% and annualized return on average tangible common equity was 10.46% for the second quarter of 2018 compared to 0.99% and 10.92% respectively, for the same period of 2017.

Net Interest Margin and Average Balance Sheet. The following table presents the Company’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets for the periods indicated. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	June 30, 2018			June 30, 2017
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
Interest-Earning Assets:
Interest -bearing deposits	$25,632	$63	0.98%	$24,059	$37	0.62%
Investment securities, available for sale (1):
MBS/CMO	212,150	1,442	2.72	159,559	977	2.45
Other	153,875	1,251	3.25	93,956	768	3.27
Loans receivable	1,462,335	17,739	4.85	1,182,502	12,753	4.31
Stock in FHLB of Indianapolis	12,820	126	3.93	11,183	117	4.18
Total interest-earning assets (1)	1,866,812	20,621	4.42	1,471,259	14,652	3.98
Non-interest earning assets, net of allowance for loan losses and unrealized gain/loss	135,591			98,254
Total assets	$2,002,403			$1,569,512

Interest-Bearing Liabilities:
Demand and NOW accounts	$404,823	582	0.58	$308,047	298	0.39
Savings deposits	191,637	5	0.01	139,766	4	0.01
Money market accounts	207,290	251	0.48	166,272	126	0.30
Certificate accounts	456,284	1,703	1.49	387,138	1,206	1.25
Total deposits	1,260,034	2,541	0.81	1,001,223	1,634	0.65
Borrowings	257,066	1,472	2.29	220,004	931	1.69
Total interest-bearing liabilities	1,517,100	4,013	1.06	1,221,227	2,565	0.84
Non-interest bearing deposit accounts	280,791			187,791
Other liabilities	17,230			15,664
Total liabilities	1,815,121			1,424,682
Stockholders' equity	187,282			144,831
Total liabilities and stockholders' equity	$2,002,403			$1,569,513

Net earning assets	$349,712			$250,032
Net interest income		$16,608			$12,087
Net interest rate spread (3)			3.36%			3.14%
Net interest margin (3)			3.56%			3.29%
Net interest margin, tax equivalent (2) (3)			3.63%			3.39%
Average interest-earning assets to
average interest-bearing liabilities	123.05%			120.47%

(1)	Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments.

(2)	Tax equivalent margin is calculated by taking non-taxable interest and grossing up by 21% applicable tax rate beginning 2018 or 34% tax rate prior to 2018.

(3)	Ratios for the three month periods have been annualized.

Interest Income. Total interest income increased $6.0 million, or 40.7%, to $20.6 million during the three months ended June 30, 2018 from $14.7 million during the same period in 2017. The increase was a result of an increase of $395.6 million in average interest-earning assets due to an increase in the average loan portfolio of $279.8 million and an increase of forty-four basis points in the average interest rate on average interest-earning assets for the quarter ended June 30, 2018 compared to the same period in 2017.

Interest Expense. Interest expense increased $1.4 million, or 56.5%, to $4.0 million during the three months ended June 30, 2018 compared to the same period in 2017. The primary reason for this increase was an increase of $295.9 million in average interest-bearing liabilities. This was due to an increase in average interest-bearing deposits of $258.8 million and an increase in average borrowings of $37.1 million. In addition, the average rate paid for interest-bearing liabilities increased by twenty-two basis points for the three months ended June 30, 2018 compared to the same period in 2017.

Net Interest Income and Net Interest Margin. Net interest income before the provision for loan losses increased $4.5 million for the quarter ended June 30, 2018 compared to the same period in 2017. The increase in net interest income was primarily a result of an increase of $395.6 million in average interest earning assets, due to an increase of $279.8 million in average loans. This increase was also aided by a twenty-seven basis point increase in net interest margin to 3.56%, while the tax equivalent margin increased twenty-four basis points. The increase in the margin was the result of the Universal acquisition, as well as average interest earning assets, primarily loans, repricing upward faster than average interest bearing liabilities due to increases in the federal funds rate. The increase due to fed funds rate changes primarily impacted loans due to adjustable rate loans repricing as most deposits were not impacted by the increase in fed funds rate. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K for the year ended December 31, 2017.

Provision for Loan Losses. Provision for loan losses in the second quarter of 2018 was $500,000 compared to $300,000 during last year’s comparable period. The increase was due to management’s ongoing evaluation of the adequacy of the allowance for loan losses, which was partially attributable to an increasing organic loan portfolio and increase in net charge offs to $308,000, or 0.08% of total average loans on an annualized basis, in the second quarter of 2018 compared to net charge offs of $256,000, or 0.09% of total average loans on an annualized basis, in the second quarter of 2017.

Non-Interest Income. Non-interest income for the second quarter of 2018 was $4.8 million, an increase of $134,000 compared to the second quarter of 2017.

	Three Months Ended June 30,		Amount	Percent
	2018	2017	Change	Change
Service fee income	$1,959	$1,714	$245	14.29%
Net realized gain on sale of securities	106	279	(173)	(62.01)
Commissions	1,368	1,318	50	3.79
Net gains on sales of loans	736	945	(209)	(22.12)
Net servicing fees	154	96	58	60.42
Increase in cash surrender value of life insurance	322	288	34	11.81
Gain (loss) on sale of other real estate and repossessed assets	11	(75)	86	(114.67)
Other income	148	105	43	40.95
Total	$4,804	$4,670	$134	2.87%

Increases in non-interest income included an increase of $245,000 in service fee income on deposit accounts primarily due to the acquisition along with increases in interchange fee income. This increase was partially offset by a $209,000 decrease in net gain on loan sales due to slower mortgage loan production and a $173,000 decrease in net gain on sale of investments due to the increase in market rates of interest.

Non-Interest Expense. Non-interest expenses increased $4.9 million, to $16.2 million, for the second quarter of 2018.

	Three Months Ended June 30,		Amount	Percent
	2018	2017	Change	Change
Salaries and employee benefits	$8,628	$6,534	$2,094	32.05%
Net occupancy expenses	995	763	232	30.41
Equipment expenses	698	438	260	59.36
Data processing fees	676	541	135	24.95
ATM and debit card expense	573	410	163	39.76
Deposit insurance	225	168	57	33.93
Professional fees	472	408	64	15.69
Advertising and promotion	499	303	196	64.69
Software subscriptions and maintenance	691	567	124	21.87
Other real estate and repossessed assets	44	33	11	33.33
Other expenses	2,662	1,052	1,610	153.04
Total	$16,163	$11,217	$4,946	44.09%

Increases in non-interest expense were primarily due to the acquisition and integration of Universal, which included severance, integration and termination expenses. One-time pretax merger related expenses, primarily in salaries and employee benefits, professional fees and other expenses, were $1.4 million in the second quarter of 2018 with no similar activity in the same period of 2017.

Income Tax Expense. The effective tax rate for the second quarter of 2018 was 12.3% compared to 25.6% in the same quarter of 2017. The decrease was due to the reduction of the corporate tax rate to 21% and an increase in tax free income partially due to an increase in holdings of tax free municipal securities.

Comparison of Results of Operations for the Six Months Ended June 30, 2018 and 2017.

General. Net income available to common shareholders for the six months ended June 30, 2018 was $8.2 million, or $0.98 diluted earnings per common share compared to net income available to common shareholders of $7.1 million, or $0.95 diluted earnings per common share for the six months ended June 30, 2017. Annualized return on average assets was 0.88% and annualized return on average tangible common equity was 10.49% for the first six months of 2018 compared to 0.91% and 10.09% respectively, for the same period of last year.

Net Interest Margin and Average Balance Sheet. The following table presents the Company’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets for the periods indicated. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Six Months Ended
	June 30, 2018			June 30, 2017
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
Interest-Earning Assets:
Interest -bearing deposits	$23,659	130	1.10%	$22,742	62	0.55%
Investment securities, available for sale (1):
MBS/CMO	194,051	2,569	2.65	160,364	1,976	2.46
Other	142,366	2,290	3.22	92,767	1,490	3.21
Loans receivable	1,371,428	32,063	4.68	1,177,526	25,002	4.25
Stock in FHLB of Indianapolis	12,293	317	5.16	11,150	231	4.14
Total interest-earning assets (1)	1,743,797	37,369	4.29	1,464,549	28,761	3.93
Non-interest earning assets, net of allowance for loan losses and unrealized gain/loss	122,249			97,819
Total assets	$1,866,046			$1,562,368

Interest-Bearing Liabilities:
Demand and NOW accounts	$373,483	1,019	0.55	$298,956	498	0.33
Savings deposits	174,578	10	0.01	139,600	7	0.01
Money market accounts	195,467	471	0.48	170,660	251	0.29
Certificate accounts	431,089	3,147	1.46	386,147	2,344	1.21
Total deposits	1,174,617	4,647	0.79	995,363	3,100	0.62
Borrowings	246,006	2,530	2.06	224,961	1,861	1.65
Total interest-bearing liabilities	1,420,623	7,177	1.01	1,220,324	4,961	0.81
Non-interest bearing deposit accounts	253,418			183,511
Other liabilities	16,637			15,577
Total liabilities	1,690,678			1,419,412
Stockholders' equity	175,368			142,956
Total liabilities and stockholders' equity	$1,866,046			$1,562,368

Net earning assets	$323,174			$244,225
Net interest income		$30,192			$23,800
Net interest rate spread (3)			3.28%			3.11%
Net interest margin (3)			3.46%			3.25%
Net interest margin, tax equivalent (2) (3)			3.53%			3.36%
Average interest-earning assets to
average interest-bearing liabilities	122.75%			120.01%

(1)	Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments.

(2)	Tax equivalent margin is calculated by taking non-taxable interest and grossing up by 21% applicable tax rate beginning 2018 or 34% tax rate prior to 2018.

(3)	Ratios for the six month periods have been annualized.

Interest Income. Total interest income increased $8.6 million, or 29.9%, to $37.4 million during the six months ended June 30, 2018 from $28.8 million during the same period in 2017. The increase was a result of an increase of $279.2 million in average interest-earning assets due to an increase in the average loan portfolio of $193.9 million along with an increase of thirty-six basis points in the average interest rate on average interest-earning assets for the six months ended June 30, 2018 compared to the same period in 2017.

Interest Expense. Interest expense increased $2.2 million, or 44.7%, to $7.2 million during the six months ended June 30, 2018. The primary reason for this increase was an increase of $200.3 million in average interest-bearing liabilities. This was primarily due to an increase in average deposits of $179.3 million. The average rate paid for interest-bearing liabilities also increased twenty basis points for the six months ended June 30, 2018 compared to the same period in 2017.

Net Interest Income and Net Interest Margin. Net interest income before the provision for loan losses increased $6.4 million for the first six months of 2018 compared to the same period in 2017. The increase was a result of an increase of $279.2 million in average interest earning assets due primarily to an increase in the average loan portfolio of $193.9 million. This increase was aided by the net interest margin increasing to 3.46% in the first six months of 2018 compared to 3.25% in the first six months of 2017, while the tax equivalent net interest margin increased to 3.53% in the first six months of 2018 compared to 3.36% in the comparable period in 2017. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K for the year ended December 31, 2017.

Provision for Loan Losses. The provision for loan losses for the first six months of 2018 was $950,000 compared to $500,000 during last year’s comparable period. The increase was primarily due to an increasing organic loan portfolio. Net charge-offs for the first six months of 2018 were $608,000, or 0.09% of loans on an annualized basis compared to $456,000, or 0.08% in the same period of 2017.

Non-Interest Income. Non-interest income increased by $445,000 in the first six months of 2018 compared to same period in 2017.

	Six Months Ended June 30,		Amount	Percent
	2018	2017	Change	Change
Service fee income	$3,523	$3,114	$409	13.13%
Net realized gain on sale of securities	260	408	(148)	(36.27)
Commissions	2,630	2,514	116	4.61
Net gains on sales of loans	1,371	1,715	(344)	(20.06)
Net servicing fees	304	197	107	54.31
Increase in cash surrender value of life insurance	611	560	51	9.11
Loss on sale of other real estate and repossessed assets	(57)	(21)	(36)	171.43
Other income	597	307	290	94.46
Total	$9,239	$8,794	$445	5.06%

The increase in non-interest income was primarily due to an increase of $409,000 in service fee income primarily as a result of increasing interchange fees and increases due to the acquisition. An increase in other income was primarily a result of death benefits received in the first quarter of 2018. These increases were partially offset by a decrease of $344,000 in net gain on sale of loans due to lower mortgage banking activity and a decrease of $148,000 in net gain on sale of investments due to the increase in market rates of interest.

Non-Interest Expense. Non-interest expenses increased $6.5 million, to $29.1 million, for the first six months of 2018.

	Six Months Ended June 30,		Amount	Percent
	2018	2017	Change	Change
Salaries and employee benefits	$15,917	$13,260	$2,657	20.04%
Net occupancy expenses	1,892	1,572	320	20.36
Equipment expenses	1,254	865	389	44.97
Data processing fees	1,269	1,095	174	15.89
ATM and debit card expense	1,044	828	216	26.09
Deposit insurance	482	381	101	26.51
Professional fees	1,254	804	450	55.97
Advertising and promotion	859	614	245	39.90
Software subscriptions and maintenance	1,285	1,136	149	13.12
Other real estate and repossessed assets	89	80	9	11.25
Other expenses	3,795	1,988	1,807	90.90
Total	$29,140	$22,623	$6,517	28.81%

Non-interest expenses increased by $6.5 million in the first six months of 2018 directly related to the acquisition and integration expenses of Universal into MutualFirst. One-time pretax merger related expenses were approximately $2.0 million in the first six months of 2018.

Income Tax Expense. The effective tax rate for the first six months of 2018 was 12.5% compared to 25.0% for the same period in 2017. The decrease was due to the reduction of the corporate tax rate to 21% and an increase in tax free income partially due to an increase in holdings of tax free municipal securities.

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

	At and for the Three Months Ended			At and for the Six Months Ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2018	2017	2017	2018	2017
Total Stockholders' Equity (GAAP)	$192,688	$150,282	$146,326	$192,688	$146,326
Less: Intangible Assets	26,613	1,927	2,033	26,613	2,033
Tangible common equity (non-GAAP)	$166,075	$148,355	$144,293	$166,075	$144,293

Total assets (GAAP)	$2,011,352	$1,588,932	$1,575,949	$2,011,352	$1,575,949
Less: Intangible Assets	26,613	1,927	2,033	26,613	2,033
Tangible assets (non-GAAP)	$1,984,739	$1,587,005	$1,573,916	$1,984,739	$1,573,916

Tangible common equity to tangible assets (non-GAAP)	8.37%	9.35%	9.17%	8.37%	9.17%

Book value per common share (GAAP)	$22.44	$20.34	$19.92	$22.44	$19.92
Less: Effect of Intangible Assets	3.10	0.26	0.27	3.10	0.27
Tangible book value per common share (non-GAAP)	$19.34	$20.08	$19.65	$19.34	$19.65

Return on average stockholders' equity (GAAP)	8.90%	3.84%	10.77%	9.32%	9.94%
Add: Effect of Intangible Assets	1.56	0.05	0.15	1.17	0.15
Return on average tangible common equity (non-GAAP)	10.46%	3.89%	10.92%	10.49%	10.09%

Total tax free interest income (GAAP)
Loans receivable	$108	$104	$106	$208	$213
Investment securities	1,139	743	661	2,083	1,308
Total tax free interest income	$1,247	$847	$767	$2,291	$1,521
Total tax free interest income, gross (tax rates at 21% beginning 2018 and at 34% prior to 2018)	$1,578	$1,283	$1,162	$2,900	$2,305

Net interest margin (GAAP)
Net interest income (GAAP)	$16,608	$12,193	$12,087	$30,192	$23,800
Add: Tax effect tax free interest income at 21% tax rate beginning 2018 and at 34% tax rate prior to 2018	331	436	395	609	784
Net interest income (non-GAAP)	16,939	12,629	12,482	30,801	24,584
Divided by: Average interest-earning assets	1,866,812	1,489,596	1,471,259	1,743,797	1,464,549
Net interest margin, tax equivalent	3.63%	3.39%	3.39%	3.53%	3.36%

Ratio Summary:
Return on average equity (ROE)	8.90%	3.84%	10.77%	9.32%	9.94%
Return on average tangible common equity	10.46%	3.89%	10.92%	10.49%	10.09%
Return on average assets (ROA)	0.83%	0.37%	0.99%	0.88%	0.91%
Tangible common equity to tangible assets	8.37%	9.35%	9.17%	8.37%	9.17%
Net interest margin, tax equivalent	3.63%	3.39%	3.39%	3.53%	3.36%

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

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. It is overseen by the Asset and Liability Management Committee. The Board of Directors requires the Bank to maintain a minimum liquidity ratio of 10% of deposits. At June 30, 2018, our ratio was 22.1%. The Company is currently in excess of the minimum liquidity ratio set by the Board due to a larger investment portfolio. Management continues to seek to utilize liquidity off of the investment portfolio to fund loan growth over the next few years as demand for loans increases. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We hold cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). At June 30, 2018, on a consolidated basis, the Company had $395.2 million in cash and investment securities available for sale and $3.9 million in loans held for sale generally available for its cash needs. We can also generate funds from borrowings, primarily FHLB advances, portfolio loans, and, to a lesser degree, third party loans. At June 30, 2018, the Bank had the ability to borrow an additional $43.8 million in FHLB advances. In addition, we have historically sold 15- and 30-year, fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity. The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses, the Company is responsible for paying amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, the payment of which is subject to regulatory limits. At June 30, 2018, the Company, on an unconsolidated basis, had $2.4 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2018, the approved outstanding loan commitments, including unused lines of credit, amounted to $278.3 million. Certificates of deposit scheduled to mature in one year or less as of June 30, 2018, totaled $237.7 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. For the quarter ended June 30, 2018, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At June 30, 2018, the Bank had $144.8 million in commitments to make loans, $10.3 million in undisbursed portions of closed loans, $120.1 million in unused lines of credit and $3.2 million in standby letters of credit. In addition, on a consolidated basis, at June 30, 2018, the Company had $281.4 million in outstanding borrowings, of which $113.5 million is due in the next twelve months.

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015, and will phase in over a four-year period (beginning at 40% on January 1, 2015, and an additional 20% per year thereafter). Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will continue to phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019). As of June 30, 2018, the Bank and Company exceeded the minimum buffer requirement.

The Company’s and Bank’s actual capital amounts and ratios as of June 30, 2018, are presented in the table below.

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level(1):
MutualFirst Consolidated	$173,759	8.8%	$78,818	4.0%	N/A	N/A
MutualBank	177,399	9.0	79,143	4.0	$98,929	5.0%
Common Equity Tier 1 Capital Level (2) :
MutualFirst Consolidated	$165,486	11.0%	$67,685	4.5%	N/A	N/A
MutualBank	177,399	11.8	67,582	4.5	$97,619	6.5%
Tier 1 Risk-Based Capital Level (3) :
MutualFirst Consolidated	$173,759	11.6%	$90,247	6.0%	N/A	N/A
MutualBank	177,399	11.8	90,110	6.0	$120,146	8.0%
Total Risk-Based Capital Level (4) :
MutualFirst Consolidated	$186,488	12.4%	$120,329	8.0%	N/A	N/A
MutualBank	190,128	12.7	120,146	8.0	$150,183	10.0%

(1)	Tier 1 Capital to Total Average Assets for Leverage Ratio of $2.0 billion for the Bank and Company at June 30, 2018.
(2)	Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.5 billion for the Bank and Company at June 30, 2018.
(3)	Tier 1 Capital to Risk-Weighted Assets.
(4)	Total Capital to Risk-Weighted Assets.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin and improve earnings. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term, fixed-rate loans in our portfolio, during the first six months of 2018 we sold in the secondary market $49.0 million of primarily fixed rate, one- to four-family mortgage loans with a term to maturity of 15 years or greater.

If past rate movements are an indication of future changes, they usually are neither instantaneous nor do a majority of core deposits reprice at the same level as rates change. The following chart reflects the Bank’s percentage change in net interest income, over a one year time period, and net portfolio value (NPV) assuming an instantaneous parallel rate shock in a range from down 100 basis points to up 400 basis points as of June 30, 2018.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(10.0)%	(16.6)%
Up 300 basis points	(7.2)%	(11.5)%
Up 200 basis points	(4.7)%	(7.3)%
Up 100 basis points	(2.2)%	(3.2)%
Down 100 basis points	(3.3)%	(7.6)%

The following chart indicates the Company’s percentage change in net interest income and NPV assuming rate movements that are not instantaneous, but change gradually over one year.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(2.6)%	(14.6)%
Up 300 basis points	(1.9)%	(10.0)%
Up 200 basis points	(1.2)%	(6.3)%
Up 100 basis points	(0.6)%	(2.7)%
Down 100 basis points	(3.3)%	(7.6)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and (as defined in sec Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures as of June 30, 2018, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

 Item 6. Exhibits.

Regulation S-K Exhibit Number	Document
2.1	Agreement and Plan of Merger, dated as of October 4, 2017, by and among the Registrant and Universal Bancorp (included as Appendix A to the accompanying proxy statement-prospectus and incorporated herein by reference)
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 16, 1999 (No. 333-87239)).
3.1a	Articles Supplementary to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 15, 2008 (File No. 000-27905))
3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2015 (File No. 000-27905))
4.1	Certificate of Registrant’s common stock (incorporated herein by reference to Exhibit 4.0 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 16, 1999 (No. 333-87239))
10.1	Amended and Restated Employment Agreement between the Registrant, MutualBank and David W. Heeter (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 000-27905))
10.2	Amended and Restated Employment Agreement between the Registrant, MutualBank and Patrick D. Botts (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 000-27905))
10.3	Amended and Restated Employment Agreement between the Registrant, MutualBank and Christopher D. Cook (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 000-27905))
10.4	Amended and Restated Employment Agreement between the Registrant, MutualBank and Charles J. Viater (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 000-27905))
10.5	Salary Continuation Agreement between the Registrant and Charles J. Viater (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 23, 2009 (File No. 000-27905))
10.6	Form of Supplemental Retirement Plan Income Agreements for David W. Heeter and Patrick C. Botts (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the SEC on March 30, 2000 (File No. 000-27905))
10.7	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on April 2, 2001 (File No. 000-27905))
10.8	Form of Executive Deferred Compensation Plan Agreements for David W. Heeter and Patrick C. Botts (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the SEC on March 30, 2000 (File No. 000-27905))
10.9	Registrant’s 2000 Stock Option and Incentive Plan (incorporated herein by reference to Appendix D to the joint proxy statement-prospectus included in the Registrant’s Registration Statement on Form S-4 filed with the SEC on October 19, 2000 (No. 333-46510))
10.10	Director Deferred Compensation Master Agreement (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 16, 2007 (File No. 000-27905))
10.11	Registrant’s 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 23, 2009 (File No. 000-27905))
10.12	Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 18, 2010 (File No. 000-27905))
10.13	Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 18, 2010 (File No. 000-27905))
10.14	Change in Control Agreement between the Registrant, MutualBank and Christopher L. Caldwell (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Qarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 000-27905))
10.15	Change in Control Agreement between the Registrant, MutualBank and Sharon L. Ferguson (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Qarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 000-27905))
11	Statement re computation of earnings per share (See Note 3 of the Notes to Unaudited Consolidated Condensed Statements included in this Form 10-Q)
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101	Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statement of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements.
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b) Exhibits - See list in (a)(3) and the Exhibit Index following the signature page.

(c) Financial Statements Schedules - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2018	By:	/s/ David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: August 8, 2018	By:	/s/ Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

101	Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements.

	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

