Form 10-Q
period 2018-09-30
MUTUALFIRST FINANCIAL INC
filed 2018-11-08
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of November 8, 2018, there were 8,587,424 shares of the registrant’s common stock outstanding.

MutualFirst Financial, Inc.

Form 10-Q Quarterly Report for the Period Ended September 30, 2018

MutualFirst Financial, Inc.

Consolidated Condensed Balance Sheets
(In Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Cash and due from banks	$11,957	$8,763
Interest-bearing demand deposits	19,915	18,578
Cash and cash equivalents	31,872	27,341
Interest-bearing time deposits	4,236	1,853
Investment securities available for sale (carried at fair value)	360,747	277,378
Loans held for sale	7,434	4,577
Loans, net of allowance for loan losses of $13,009 and $12,387, at September 30, 2018 and December 31, 2017, respectively	1,461,374	1,167,758
Premises and equipment, net	25,628	21,539
Federal Home Loan Bank stock	12,820	11,183
Deferred tax asset, net	12,151	7,530
Cash value of life insurance	59,845	52,707
Goodwill	22,479	1,800
Core deposit intangibles	3,818	127
Other real estate owned and repossessed assets	1,530	733
Other assets	17,237	14,406
Total assets	$2,021,171	$1,588,932

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$283,564	$194,134
Interest-bearing	1,247,634	1,007,900
Total deposits	1,531,198	1,202,034
Federal Home Loan Bank advances	261,150	217,163
Other borrowings	17,963	4,232
Other liabilities	17,150	15,221
Total liabilities	1,827,461	1,438,650

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 8,587,424 and 7,389,394 shares at September 30, 2018 and December 31, 2017, respectively	86	74
Additional paid-in capital	117,751	75,319
Retained earnings	83,448	74,508
Accumulated other comprehensive income (loss)	(7,575)	381
Total stockholders' equity	193,710	150,282
Total liabilities and stockholders' equity	$2,021,171	$1,588,932

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Income
(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest and Dividend Income
Loans receivable	$17,902	$13,109	$49,965	$38,112
Investment securities	2,732	1,771	7,591	5,237
Federal Home Loan Bank stock	144	118	460	349
Deposits with financial institutions	58	28	188	89
Total interest and dividend income	20,836	15,026	58,204	43,787

Interest Expense
Deposits	2,892	1,804	7,538	4,903
Federal Home Loan Bank advances	1,302	909	3,438	2,679
Other	225	49	619	141
Total interest expense	4,419	2,762	11,595	7,723

Net Interest Income	16,417	12,264	46,609	36,064
Provision for loan losses	570	370	1,520	870
Net Interest Income After Provision for Loan Losses	15,847	11,894	45,089	35,194

Non-interest Income
Service fee income	2,024	1,651	5,547	4,765
Net realized gain on sales of available for sale securities	406	45	666	453
Commissions	1,121	1,260	3,751	3,774
Net gains on sales of loans	853	1,010	2,224	2,725
Net servicing fees	129	109	433	306
Increase in cash value of life insurance	313	275	924	835
Gain (loss) on sale of other real estate and repossessed assets	23	(14)	(34)	(35)
Other income	170	98	766	405
Total non-interest income	5,039	4,434	14,277	13,228

Non-interest Expenses
Salaries and employee benefits	8,152	6,871	24,069	20,131
Net occupancy expenses	1,087	788	2,979	2,360
Equipment expenses	635	442	1,889	1,307
Data processing fees	669	604	1,938	1,699
ATM and debit card expenses	664	457	1,708	1,284
Deposit insurance	209	181	691	562
Professional fees	460	372	1,714	1,175
Advertising and promotion	416	290	1,275	905
Software subscriptions and maintenance	702	525	1,987	1,661
Other real estate and repossessed assets	51	39	140	120
Other expenses	1,529	876	5,324	2,864
Total non-interest expenses	14,574	11,445	43,714	34,068

Income Before Income Tax	6,312	4,883	15,652	14,354
Income tax expense	910	1,132	2,079	3,499
Net Income	$5,402	$3,751	$13,573	$10,855

Earnings Per Common Share
Basic	$0.63	$0.51	$1.63	$1.48
Diluted	$0.62	$0.50	$1.60	$1.45
Dividends Per Common Share	$0.18	$0.16	$0.54	$0.48

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$5,402	$3,751	$13,573	$10,855
Other Comprehensive Income
Net unrealized holding gain (loss) on securities available for sale	(3,186)	520	(9,429)	3,037
Reclassification adjustment for realized gains included in net income	(406)	(45)	(666)	(453)
	(3,592)	475	(10,095)	2,584
Income tax (benefit) expense related to other comprehensive income	758	(162)	2,139	(876)
Other comprehensive income (loss), net of tax	(2,834)	313	(7,956)	1,708
Comprehensive Income	$2,568	$4,064	$5,617	$12,563

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statement of Stockholders’ Equity
For the Period Ended September 30, 2018

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances December 31, 2017	$74	$75,319	$74,508	$381	$150,282
Net income			13,573		13,573
Other comprehensive loss, net of taxes				(7,956)	(7,956)
Stock options, exercised		121			121
Cash dividends, common stock ($0.54 per share)			(4,633)		(4,633)
Issuance of common stock related to acquisition	12	42,311			42,323
Balances September 30, 2018	$86	$117,751	$83,448	$(7,575)	$193,710

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income	$13,573	$10,855
Items not requiring cash
Provision for loan losses	1,520	870
Depreciation and amortization	4,209	3,281
Deferred income tax	366	674
Increase in cash value of life insurance	(924)	(835)
Net amortization (accretion) of purchase accounting adjustments	(227)	219
Loans originated for sale	(86,800)	(85,986)
Proceeds from sales of loans held for sale	85,846	87,711
Net gain on sale of loans	(2,224)	(2,725)
Net gain on sale of securities, available for sale	(666)	(453)
Gain on bank owned life insurance	(327)	-
Loss on sale of other real estate and repossessed assets	34	35
Change in
Interest receivable and other assets	1,280	1,171
Interest payable and other liabilities	528	(152)
Other adjustments	75	27
Net cash provided by operating activities	16,263	14,692

Investing Activities
Net change in interest-bearing time deposits	6,364	(944)
Purchases of securities, available for sale	(87,195)	(49,406)
Proceeds from maturities and paydowns of securities, available for sale	23,569	20,243
Proceeds from sales of securities, available for sale	57,689	22,326
Purchase of Federal Home Loan Bank stock	-	(258)
Net change in loans	(44,357)	(23,236)
Net cash and cash equivalents paid in acquisition	(7,673)	-
Purchases of premises and equipment	(907)	(1,177)
Proceeds from real estate owned sales	1,562	964
Proceeds from sale of real estate held for investment	-	511
Proceeds from bank owned life insurance	1,669	-
Proceeds from sale of premises and equipment	67	-
Net cash used in investing activities	(49,212)	(30,977)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	(21,888)	34,142
Certificates of deposit	35,823	11,438
Proceeds from FHLB advances	367,000	293,500
Repayments of FHLB advances	(348,608)	(321,528)
Proceeds from other borrowings	10,000	-
Repayments of other borrowings	(335)	-
Cash dividends	(4,633)	(3,532)
Stock options exercised	121	1,156
Net cash provided by financing activities	37,480	15,176
Net Change in Cash and Cash Equivalents	4,531	(1,109)
Cash and Cash Equivalents, Beginning of Period	27,341	26,860
Cash and Cash Equivalents, End of Period	$31,872	$25,751

Additional Cash Flows Information
Interest paid	$11,145	$7,583
Income tax paid	350	2,500
Transfers from loans to foreclosed assets	1,359	226
Mortgage servicing rights capitalized	321	277
Purchases of securities, due to broker	-	984

In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$406,858	$-
Cash paid in acquisition	(18,999)	-
Common stock issued	(42,323)	-
Liabilities assumed	$345,536	$-

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

The interim consolidated condensed financial statements at and for the three and nine months ended September 30, 2018 and 2017, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2017 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2:  Acquisitions

On February 28, 2018, the Company completed the 100% acquisition of Universal Bancorp (“Universal”). Universal and BloomBank, a wholly-owned subsidiary of Universal, merged with and into the Company and the Bank, respectively. BloomBank was headquartered in Bloomfield, Indiana and had 13 retail financial center offices serving counties in central and southern Indiana. Under terms of the merger agreement, shareholders of Universal received fixed consideration of 15.6 shares of MutualFirst common stock and $250.00 in cash for each share of Universal common stock. The Company issued approximately 1.2 million shares of common stock, which was valued at approximately $42.3 million. Based upon the February 28, 2018 closing price of $35.70 per share of MutualFirst common stock, the transaction has an implied valuation of approximately $61.3 million. The Company incurred approximately $2.2 million in pretax expenses related to the acquisition in the first nine months of 2018. These expenses are classified in the non-interest expense section of the income statement, primarily in salaries and employee benefits, professional fees and other expenses. As a result of the acquisition, the Company was able to increase both its deposit and loan base and expects to reduce costs through economies of scale. Goodwill resulted from this transaction due to the expected synergies and economies of scale.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired, liabilities assumed and related deferred tax impacts, which are based on assumptions that are subject to change as management continues to evaluate, the purchase price for the Universal acquisition is detailed in the following table. If, prior to the end of the one-year measurement period for finalizing the purchase price allocation, information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be recorded in the reporting period in which the adjustment amounts are determined. The measurement period adjustments will be calculated as if the accounting had been completed as of the acquisition date.

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

Of the total purchase price, $4.5 million has been allocated to a core deposit intangible that will be amortized over its estimated life of 15 years. Of the remaining purchase price, $20.7 million has been allocated to goodwill, which is not deductible for tax purposes. Loans acquired had a fair value of $252.6 million. The contractual principal at the acquisition date was $257.2 million. The $4.6 million will be accreted into income for the performing loans or utilized for charging off non-performing loans.

Pro Forma Financial Information

The results of operations of Universal Bancorp have been included in the Company’s consolidated financial statements since the acquisition date. The following schedule includes pro forma results for the three and nine months ended September 30, 2018 and 2017, as if the Universal acquisition occurred as of the beginning of the reporting periods presented.

	Three Months Ended September 30,
	2018	2017
Summary of Operations
Net interest income	$16,417	$16,358
Provision for loan losses	(570)	(370)
Net interest income after provision	$15,847	$15,988
Non-interest income	5,039	5,134
Non-interest expense	(14,574)	(14,755)
Income before income taxes	$6,312	$6,367
Income tax benefit (expense)	(910)	(1,478)
Net income to common shareholders	$5,402	$4,889
Basic earnings per share	$0.63	$0.57
Diluted earnings per share	$0.62	$0.56

	Nine Months Ended September 30,
	2018	2017
Summary of Operations
Net interest income	$48,900	$48,425
Provision for loan losses	(1,520)	(870)
Net interest income after provision	$47,380	$47,555
Non-interest income	14,556	15,193
Non-interest expense	(49,532)	(44,677)
Income before income taxes	$12,404	$18,071
Income tax benefit (expense)	(1,286)	(4,046)
Net income to common shareholders	$11,118	$14,025
Basic earnings per share	$1.30	$1.69
Diluted earnings per share	$1.27	$1.66

The pro-forma information for September 30, 2018 includes operating revenue from Universal of $9.1 million since the date of acquisition. Earnings of Universal since the acquisition date, net of tax and non-recurring expenses related to the acquisition were $4.2 million as of September 30, 2018. The pro forma information is presented for information purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Note 3: Earnings Per Share

Earnings per share were computed as follows:

	Three Months Ended September 30,
	2018			2017
	Net Income	Weighted- Average Shares	Per-Share Amount	Net Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$5,402	8,587,424	$0.63	$3,751	7,373,408	$0.51
Effect of Dilutive Securities
Stock options		146,267			139,670
Diluted Earnings Per Share
Net income available and assumed conversions	$5,402	8,733,691	$0.62	$3,751	7,513,078	$0.50

	Nine Months Ended September 30,
	2018			2017
	Net Income	Weighted- Average Shares	Per-Share Amount	Net Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income	$13,573	8,327,963	$1.63	$10,855	7,350,182	$1.48
Effect of Dilutive Securities
Stock options		151,945			143,649
Diluted Earnings Per Share
Net income available and assumed conversions	$13,573	8,479,908	$1.60	$10,855	7,493,831	$1.45

As of September 30, 2018 and 2017, the exercise price for all options was lower than the average market price of the common shares.

Note 4: Impact of Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify the disclosure requirements in Topic 820 as follows:

•	Removal of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements.
•	For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.
•	Additional disclosure of the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.

The guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is assessing ASU 2018-13 and the impact on its disclosures.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718, Compensation – Stock Compensation to include share-based payments issued to nonemployees for goods and services. Topic 718 currently only includes share-based payments to employees where the ASU will substantially align the accounting for share-based payments to nonemployees and employees. The ASU supersedes Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal year, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company has assessed ASU 2018-07 and does not expect it to have a material impact on the Company’s accounting and disclosures.

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

Note 5: Investment Securities

The amortized costs and approximate fair values, together with gross unrealized gains and losses on securities, are in the tables below. All mortgage-backed securities and collateralized mortgage obligations held as of September 30, 2018 and December 31, 2017 were guaranteed by government sponsored entities, government corporations or federal agencies.

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$101,729	63	(3,208)	$98,584
Collateralized mortgage obligations	112,945	11	(3,674)	109,282
Municipal obligations	148,141	861	(2,775)	146,227
Corporate obligations	7,498	33	(877)	6,654
Total investment securities	$370,313	$968	$(10,534)	$360,747

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$68,335	$225	$(762)	$67,798
Collateralized mortgage obligations	88,488	58	(1,296)	87,250
Municipal obligations	107,060	3,709	(274)	110,495
Corporate obligations	12,966	69	(1,200)	11,835
Total investment securities	$276,849	$4,061	$(3,532)	$277,378

The amortized cost and fair value of securities available for sale at September 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
Description of Securities	Amortized Cost	Fair Value
Security obligations due
Within one year	$501	$505
One to five years	4,890	4,924
Five to ten years	24,392	24,632
After ten years	125,856	122,820
	155,639	152,881
Mortgage-backed securities	101,729	98,584
Collateralized mortgage obligations	112,945	109,282
Totals	$370,313	$360,747

Proceeds from sales of securities available for sale for the three and nine months ended September 30, 2018 were $14.4 million and $57.7 million, respectively. For the three and nine months ended September 30, 2017, proceeds from sales of securities available for sale were $4.0 million and $22.3 million. Gross gains were recognized on the sales for the three and nine months ended September 30, 2018 of $485,000 and $748,000, respectively. Gross gains of $45,000 and $453,000 were recognized for the three and nine months ended September 30, 2017. Gross losses of $79,000 and $82,000 were also recognized on the sales for the three and nine months ended September 30, 2018. There were no gross losses recognized on the sales of securities for the three and nine months ended September 30, 2017.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2018 and December 31, 2017 was $293.6 million and $142.9 million, respectively, which were approximately 81.4% and 51.5%, respectively, of the Company’s investment portfolio at those dates.

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

During the first nine months of 2018 and 2017, the Bank determined that its security holdings had no other-than-temporary impairment.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale Securities
Mortgage-backed securities	$55,688	$(1,111)	$35,394	$(2,097)	$91,082	$(3,208)
Collateralized mortgage obligations	70,680	(1,673)	36,991	(2,001)	107,671	(3,674)
Municipal obligations	81,686	(2,009)	11,018	(766)	92,704	(2,775)
Corporate obligations	-	-	2,120	(877)	2,120	(877)
Total temporarily impaired securities	$208,054	$(4,793)	$85,523	$(5,741)	$293,577	$(10,534)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale Securities
Mortgage-backed securities	$21,975	$(127)	$27,675	$(635)	$49,650	$(762)
Collateralized mortgage obligations	47,153	(400)	28,887	(896)	$76,040	$(1,296)
Municipal obligations	4,479	(64)	10,041	(210)	14,520	(274)
Corporate obligations	-	-	2,722	(1,200)	2,722	(1,200)
Total temporarily impaired securities	$73,607	$(591)	$69,325	$(2,941)	$142,932	$(3,532)

Mortgage-Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in MBSs and CMOs were caused by interest rate changes and illiquidity. The Company expects to recover the amortized cost basis over the term of the securities. Because (1) the decline in market value is attributable to changes in interest rates and illiquidity and not credit quality, (2) the Company does not intend to sell the investments and (3) it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider any of these investments to be other-than-temporarily impaired at September 30, 2018.

Municipal Obligations

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by changes in interest rates and illiquidity. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments. The Company does not consider any of these investment securities to be other-than-temporarily impaired at September 30, 2018.

Corporate Obligations

The Company’s unrealized losses on investments in corporate obligations primarily relates to a pooled trust preferred security. The unrealized losses were primarily due to illiquidity.

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

Pooled Trust Preferred Securities. The Bank has invested in a pooled trust preferred security. At September 30, 2018, the current book value of our pooled trust preferred security was $3.0 million. The original par value of this security was $3.0 million. The pooled trust preferred security owned was performing as agreed in the first nine months of 2018. As of September 2018, current Moody’s ratings for this bond was B3. The pooled trust preferred security owned by the Bank is exempt from the Volcker Rule.

The following table provides additional information related to the Bank’s investment in a pooled trust preferred security as of September 30, 2018:

Deal Name	Class	Original Par	Book Value	Fair Value	Unrealized Loss	Realized Losses 2018	Lowest Ratings	Number of Banks / Insurance Cos. Currently Performing	Total Number of Banks and Insurance Cos. In Issuance (Unique)	Actual Deferrals/ Defaults (as a % of original collateral)	Total Projected Defaults (as a % of performing collateral) (1)	Excess subordination (after taking into account best estimate of future deferrals/ defaults) (2)
	(Dollars in Thousands)
U.S. Capital Funding I	B1	$3,000	$2,997	$2,120	$(877)	$-	Caa1	26	30	7.95%	5.92%	12.29%

(1)	A 10% recovery is applied to all projected defaults by depository institutions. A 15% recovery is applied to all projected defaults by insurance companies. No recovery is applied to current defaults.
(2)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the collateralized debt obligation can absorb before the bond experiences any credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a pool can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

Note 6: Loans and Allowance

Classes of loans at September 30, 2018 and December 31, 2017 include:

	September 30,	December 31,
	2018	2017
Real estate
Commercial	$490,150	$318,684
Commercial construction and development	42,854	28,164
Consumer closed end first mortgage	470,418	444,243
Consumer open end and junior liens	76,843	69,477
Total real estate loans	1,080,265	860,568
Other loans
Consumer loans
Auto	33,050	19,640
Boat/RVs	212,679	169,238
Other	6,703	6,188
Commercial and industrial	145,425	131,079
Total other loans	397,857	326,145
Total loans	1,478,122	1,186,713
Undisbursed loans in process	(11,952)	(13,071)
Unamortized deferred loan costs, net	8,213	6,503
Allowance for loan losses	(13,009)	(12,387)
Net loans	$1,461,374	$1,167,758

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

Nonaccrual loans, segregated by class of loans, as of September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017
Real estate
Commercial	$1,759	$1,107
Commercial construction and development	52	-
Consumer closed end first mortgage	2,503	3,409
Consumer open end and junior liens	205	309
Consumer loans
Auto	40	22
Boat/RVs	696	198
Other	47	16
Commercial and industrial	417	159
Total nonaccrual loans	$5,719	$5,220

An age analysis of the Company’s past due loans, segregated by class of loans, as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due and Accruing
Real estate
Commercial	$2,724	$3,309	$1,338	$7,371	$482,779	$490,150	$-
Commercial construction and development	1,544	12	51	1,607	41,247	42,854	-
Consumer closed end first mortgage	1,539	166	1,968	3,673	466,745	470,418
Consumer open end and junior liens	296	103	170	569	76,274	76,843	-
Consumer loans
Auto	231	22	29	282	32,768	33,050	-
Boat/RVs	1,559	522	463	2,544	210,135	212,679	-
Other	103	11	18	132	6,571	6,703	-
Commercial and industrial	1,715	-	417	2,132	143,293	145,425	-
Total	$9,711	$4,145	$4,454	$18,310	$1,459,812	$1,478,122	$-

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due and Accruing
Real estate
Commercial	$2,171	$3,311	$998	$6,480	$312,204	$318,684	$-
Commercial construction and development	-	-	-	-	28,164	28,164	-
Consumer closed end first mortgage	5,914	1,340	3,224	10,478	433,765	444,243	31
Consumer open end and junior liens	540	123	264	927	68,550	69,477	-
Consumer loans
Auto	114	24	1	139	19,501	19,640	-
Boat/RVs	1,613	338	103	2,054	167,184	169,238	-
Other	65	18	12	95	6,093	6,188	-
Commercial and industrial	276	10	159	445	130,634	131,079	-
Total	$10,693	$5,164	$4,761	$20,618	$1,166,095	$1,186,713	$31

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

The following tables present impaired loans as of and for the three and nine month periods ended September 30, 2018 and 2017 and as of and for the year ended December 31, 2017.

	September 30, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans - QTD	Average Investment in Impaired Loans - YTD	Interest Income Recognized - QTD	Interest Income Recognized - YTD
Loans without a specific valuation allowance
Real estate
Commercial	$703	$703	$-	$704	$772	$-	$-
Commercial construction and development	607	607	-	623	653	7	21
Consumer closed end first mortgage	1,140	1,140	-	1,105	1,291	-	-
Commercial and industrial	138	138	-	141	177	1	4

Loans with a specific valuation allowance
Real estate
Commercial	214	214	100	214	214	-	-

Total
Real estate
Commercial	$917	$917	$100	$918	$986	$-	$-
Commercial construction and development	$607	$607	$-	$623	$653	$7	$21
Consumer closed end first mortgage	$1,140	$1,140	$-	$1,105	$1,291	$-	$-
Commercial and industrial	$138	$138	$-	$141	$177	$1	$4

Total	$2,802	$2,802	$100	$2,787	$3,107	$8	$25

	September 30, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans - QTD	Average Investment in Impaired Loans - YTD	Interest Income Recognized - QTD	Interest Income Recognized - YTD
Loans without a specific valuation allowance
Real estate
Commercial	$661	$661	$-	$735	$737	$-	$-
Commercial construction and development	734	734	-	748	777	9	25
Consumer closed end first mortgage	1,212	1,212	-	996	1,428	-	-
Commercial and industrial	272	342	-	222	203	1	4

Loans with a specific valuation allowance
Real estate
Commercial	214	214	100	214	214	-	-

Total
Real estate
Commercial	$875	$875	$100	$949	$951	$-	$-
Commercial construction and development	$734	$734	$-	$748	$777	$9	$25
Consumer closed end first mortgage	$1,212	$1,212	$-	$996	$1,428	$-	$-
Commercial and industrial	$272	$342	$-	$222	$203	$1	$4

Total	$3,093	$3,163	$100	$2,915	$3,359	$10	$29

	December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$878	$878	$-	$765	$1
Commercial construction and development	700	700	-	762	33
Consumer closed end first mortgage	1,543	1,543	-	1,451	1
Commercial and industrial	272	342	-	216	5

Loans with a specific valuation allowance
Real estate
Commercial	214	214	100	214	-

Total
Real estate
Commercial	$1,092	$1,092	$100	$979	$1
Commercial construction and development	$700	$700	$-	$762	$33
Consumer closed end first mortgage	$1,543	$1,543	$-	$1,451	$1
Commercial and industrial	$272	$342	$-	$216	$5

Total	$3,607	$3,677	$100	$3,408	$40

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2018.

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

The increase in commercial real estate substandard loans was a result of one $5.6 million relationship based on slower than expected payments. Management believes there is a low likelihood of loss on this relationship.

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

	September 30, 2018
	Commercial				Consumer
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Total
Real estate
Commercial	$470,621	$8,018	$11,511	$-				$490,150
Commercial construction and development	42,165	82	607	-				42,854
Consumer closed end first mortgage					$466,124	$-	$4,294	470,418
Consumer open end and junior liens					76,605	-	238	76,843

Other loans
Consumer loans
Auto					32,999	-	51	33,050
Boat/RVs					211,904	-	775	212,679
Other					6,633	-	70	6,703
Commercial and industrial	133,985	7,310	4,130	-				145,425
	$646,771	$15,410	$16,248	$-	$794,265	$-	$5,428	$1,478,122

	December 31, 2017
	Commercial				Consumer
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Total
Real estate
Commercial	$309,451	$4,219	$4,996	$18				$318,684
Commercial construction and development	27,464	-	700	-				28,164
Consumer closed end first mortgage					$439,075	$-	$5,168	444,243
Consumer open end and junior liens					69,130	-	347	69,477

Other loans
Consumer loans
Auto					19,616	-	24	19,640
Boat/RVs					169,036	-	202	169,238
Other					6,133	-	55	6,188
Commercial and industrial	120,211	5,784	5,084	-				131,079
	$457,126	$10,003	$10,780	$18	$702,990	$-	$5,796	$1,186,713

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine month periods ended September 30, 2018 and 2017, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other segments.

	Three Months Ended September 30, 2018
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$8,043	$1,606	$3,080	$12,729
Provision charged (credited) to expense	133	59	378	570
Losses charged off	(25)	(67)	(248)	(340)
Recoveries	-	1	49	50
Balance, end of period	$8,151	$1,599	$3,259	$13,009

	Three Months Ended September 30, 2017
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$7,535	$2,223	$2,668	$12,426
Provision charged (credited) to expense	13	(51)	408	370
Losses charged off	(76)	(128)	(267)	(471)
Recoveries	5	2	46	53
Balance, end of period	$7,477	$2,046	$2,855	$12,378

	Nine Months Ended September 30, 2018
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$7,704	$1,761	$2,922	$12,387
Provision charged (credited) to expense	600	(28)	948	1,520
Losses charged off	(165)	(144)	(771)	(1,080)
Recoveries	12	10	160	182
Balance, end of period	$8,151	$1,599	$3,259	$13,009

	Nine Months Ended September 30, 2017
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$7,358	$2,303	$2,721	$12,382
Provision charged (credited) to expense	189	(10)	691	870
Losses charged off	(88)	(257)	(677)	(1,022)
Recoveries	18	10	120	148
Balance, end of period	$7,477	$2,046	$2,855	$12,378

The following tables provide a breakdown of the allowance for loan losses and loan portfolio balances by segment as of September 30, 2018 and 2017, and December 31, 2017.

	September 30, 2018
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	8,051	1,599	3,259	12,909
Loans acquired with deteriorated credit quality	-	-	-	-
Total allowance for loan losses	$8,151	$1,599	$3,259	$13,009
Loan balances
Individually evaluated for impairment	$1,662	$1,140	$-	$2,802
Collectively evaluated for impairment	676,767	469,278	329,275	1,475,320
Loans acquired with deteriorated credit quality	-	-	-	-
Gross loans	$678,429	$470,418	$329,275	$1,478,122

	September 30, 2017
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	7,377	2,046	2,855	12,278
Total allowance for loan losses	$7,477	$2,046	$2,855	$12,378
Loan balances
Individually evaluated for impairment	$1,881	$1,212	$-	$3,093
Collectively evaluated for impairment	464,980	465,547	263,209	1,193,736
Gross loans	$466,861	$466,759	$263,209	$1,196,829

	December 31, 2017
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	7,604	1,761	2,922	12,287
Total allowance for loan losses	$7,704	$1,761	$2,922	$12,387
Loan balances
Individually evaluated for impairment	$2,064	$1,543	$-	$3,607
Collectively evaluated for impairment	475,863	442,700	264,543	1,183,106
Gross loans	$477,927	$444,243	$264,543	$1,186,713

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

At September 30, 2018, the Company had loans that were modified in troubled debt restructurings. The modification of terms of such loans included one or a combination of the following: an extension of maturity or a reduction of the stated interest rate.

The following tables describe troubled debts restructured during the three and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended
	September 30, 2018			September 30, 2017
	No. of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	No. of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Real estate
Consumer closed end first mortgage	3	$99	$101	1	$26	$26
Consumer open end and junior liens	-	-	-	-	-	-

Other loans
Consumer loans
Auto	-	-	-	-	-	-
Boat/RVs	2	39	36	-	-	-
Other	1	4	4	-	-	-
Commercial and industrial	-	-	-	-	-	-

	Nine Months Ended
	September 30, 2018			September 30, 2017
	No. of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	No. of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Real estate
Consumer closed end first mortgage	7	$286	$288	5	$210	$214
Consumer open end and junior liens	4	82	94	1	3	3

Other loans
Consumer loans
Auto	1	10	10	-	-	-
Boat/RVs	3	58	55	-	-	-
Other	1	4	4	-	-	-
Commercial and industrial	1	61	61	1	72	72

The impact of these modifications on the allowance for loan losses was insignificant.

Newly restructured loans by type for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30, 2018
	Rate	Term	Combination	Total Modification
Real estate
Consumer closed end first mortgage	$-	$38	$63	$101

Other loans
Consumer loans
Boat/RVs	-	15	21	36
Other	-	4	-	4

	Three Months Ended September 30, 2017
	Rate	Term	Combination	Total Modification
Real estate
Consumer closed end first mortgage	$-	$26	$-	$26

	Nine Months Ended September 30, 2018
	Rate	Term	Combination	Total Modification
Real Estate
Consumer closed end first mortgage	$-	$38	$250	$288
Consumer open end and junior liens	-	35	59	94

Other loans
Consumer loans
Auto	-	10	-	10
Boat/RVs	-	34	21	55
Other	-	4	-	4
Commercial and industrial	-	61	-	61

	Nine Months Ended September 30, 2017
	Rate	Term	Combination	Total Modification
Real Estate
Consumer closed end first mortgage	$-	$26	$188	$214
Consumer open end and junior liens	-	3	-	3
Commercial and industrial	-	72	-	72

The following tables describe troubled debt restructurings that have subsequently defaulted during the three and nine months ended September 30, 2018 and 2017. Defaults are defined as any loans that become 90 days past due.

	Three Months Ended
	September 30, 2018		September 30, 2017
	No. of Loans	Post-Modification Outstanding Recorded Balance	No. of Loans	Post-Modification Outstanding Recorded Balance
Real Estate
Consumer closed end first mortgage	1	$48	1	$79
Consumer open end and junior liens	1	5	0	-

	Nine Months Ended
	September 30, 2018		September 30, 2017
	No. of Loans	Post-Modification Outstanding Recorded Balance	No. of Loans	Post-Modification Outstanding Recorded Balance
Real Estate
Consumer closed end first mortgage	1	$48	1	$79
Consumer open end and junior liens	1	5	-	-

At September 30, 2018, the Company had commercial and residential real estate held for sale as a result of foreclosure totaling $1.2 million compared to $251,000 at December 31, 2017. Real estate in the process of foreclosure was $540,000 at September 30, 2018, compared to $970,000 at December 31, 2017. As of September 30, 2018, the Company also held $335,000 in other repossessed assets, such as autos, boats, RVs and horse trailers compared to $482,000 as of December 31, 2017.

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

2018
Balance, January 1	$1,800
Goodwill acquired	22,069
Measurement period adjustment	(1,390)
Balance, September 30	$22,479

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

The following table presents the carrying amounts of the acquired loans included in the balance sheet amounts of loans receivable as of September 30, 2018.

September 30, 2018
Outstanding balance
Real estate
Commercial	$131,033
Commercial construction and development	9,937
Consumer closed end first mortgage	32,619
Consumer open end and junior liens	8,043
Total real estate loans	181,632
Other loans
Consumer loans
Auto	1,439
Boat/RVs	130
Other	623
Commercial and industrial	12,616
Total other loans	14,808
Total loans	$196,440

Carrying amount	$192,864
Allowance	-
Carrying amount net of allowance	$192,864

Note 9: Derivative Financial Instruments

The Company has certain interest rate derivative positions that are not designated as hedging instruments. Derivative assets and liabilities are recorded at fair value on the Consolidated Balance Sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. These derivative positions relate to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, the Company agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the client to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s Consolidated Statements of Income. The notional amount of customer-facing swaps as of September 30, 2018 and December 31, 2017 was approximately $27.5 million and $17.3 million, respectively.

The following table shows the fair values of derivative financial instruments at September 30, 2018 and December 31, 2017.

	Asset Derivatives
		Fair Value			Fair Value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2018	2017	Location	2018	2017
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$1,083	$525	Other liabilities	$1,083	$525

Note 10: Other Borrowings

Other borrowings consisted of the following components:

	September 30,	December 31,
	2018	2017
Notes payable	$9,665	$-
Subordinated debentures, net of discount	8,298	4,232
Total	$17,963	$4,232

The Company acquired $5.0 million of issuer trust preferred securities in the 2008 acquisition of MFB Corp, which had a net balance of $4.3 million at September 30, 2018 due to the purchase accounting adjustment in that acquisition. These securities mature 30 years from the date of issuance, or September 15, 2035. The securities bear a rate of interest of the prevailing three-month LIBOR rate plus 170 basis points, which was 4.03% at September 30, 2018. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

The Company acquired $5.0 million of issuer trust preferred securities in the acquisition of Universal, which had a net balance of $4.0 million at September 30, 2018 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance, or October 7, 2035. The securities bear a rate of interest of the prevailing three-month LIBOR rate plus 169 basis points, which was 4.03% at September 30, 2018. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

The Company borrowed $10.0 million in two $5.0 million term notes from First Tennessee Bank, N.A. to use in the acquisition of Universal. These loans had a combined balance of $9.7 million at September 30, 2018. The fixed rate term note had a balance of $4.7 million and matures 5 years from the date of issuance, or February 28, 2023. This term note bears a fixed rate of interest of 4.99% per annum and requires quarterly principal payments of $98,000, which began March 31, 2018. The variable rate term note matures 5 years from the date of issuance, or February 28, 2023. This term note bears a rate of interest of the prevailing three-month LIBOR rate plus 195 basis points, which was 4.29% at September 30, 2018. The Company has the right to redeem either note at any time, in whole or in part, without penalty.

Note 11: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	September 30,	December 31,
	2018	2017
Net unrealized gain (loss) on securities available for sale	$(9,566)	$529
Net unrealized gain relating to defined benefit plan liability	10	10
	(9,556)	539
Tax benefit (expense)	1,981	(158)
Net of tax amount	$(7,575)	$381

The following table presents the reclassification adjustments out of accumulated other comprehensive income that were included in net income in the Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017.

	Amount Reclassified from Accumulated Other Comprehensive Income For the Three Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2018	2017	Affected Line Item in the Statements of Income
Realized gains on available for sale securities
Realized securities gains reclassified into income	$406	$45	Total non-interest income - net realized gains on sale of available for sale securities
Related income tax expense	(85)	(15)	Income tax expense

Total reclassifications for the period, net of tax	$321	$30

	Amount Reclassified from Accumulated Other Comprehensive Income For the Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2018	2017	Affected Line Item in the Statements of Income
Realized gains on available for sale securities
Realized securities gains reclassified into income	$666	$453	Total non-interest income - net realized gains on sale of available for sale securities
Related income tax expense	(140)	(154)	Income tax expense

Total reclassifications for the period, net of tax	$526	$299

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

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2018
Available for sale securities
Mortgage-backed securities	$98,584	$-	$98,584	$-
Collateralized mortgage obligations	109,282	-	109,282	-
Municipal obligations	146,227	-	146,227	-
Corporate obligations	6,654	-	4,534	2,120
Interest rate swap asset	1,083	-	1,083	-
Interest rate swap liability	1,083	-	1,083	-

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2017
Available for sale securities
Mortgage-backed securities	$67,798	$-	$67,798	$-
Collateralized mortgage obligations	87,250	-	87,250	-
Municipal obligations	110,495	-	110,495	-
Corporate obligations	11,835	-	9,114	2,721
Interest rate swap asset	525	-	525	-
Interest rate swap liability	525	-	525	-

The following is a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2018 and 2017 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Beginning balance	$2,721	$2,588	$2,721	$2,588
Total realized and unrealized gains (losses)
Included in net income	(44)	-	(44)	-
Included in other comprehensive income (loss)	326	-	326	-
Purchases, issuances and settlements	(883)	-	(883)	-
Ending balance	$2,120	$2,588	$2,120	$2,588
Total gains for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$-	$-	$-	$-

Items Measured at Fair Value on a Non-Recurring Basis

From time to time, certain assets may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

September 30, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,120	Discounted cash flow	Discount rate	8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7%
			Projected cures given deferral	0 - 15.0%
			Loss severity	29.3%
Impaired loans (collateral dependent)	$402	Third party valuations	Discount to reflect realizable value	11.6%

December 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,721	Discounted cash flow	Discount rate	7.0 - 8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 2.2%
			Projected cures given deferral	0 - 15.0%
			Loss severity	29.3 - 34.9%

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated balance sheets as of the dates noted below are as follows:

			Fair Value Measurements Using
September 30, 2018	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$31,872	$31,872	$31,872	$-	$-
Interest-bearing time deposits	4,236	4,236	4,236	-	-
Loans held for sale	7,434	7,483	-	7,483	-
Loans, net	1,461,374	1,435,361	-	-	1,435,361
FHLB stock	12,820	12,820	-	12,820	-
Interest receivable	6,793	6,793	-	6,793	-
Liabilities
Deposits	1,531,198	1,525,024	1,042,110	-	482,914
FHLB advances	261,150	257,563	-	257,563	-
Other borrowings	17,963	17,665	-	17,665	-
Interest payable	906	906	-	906	-

			Fair Value Measurements Using
December 31, 2017	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$27,341	$27,341	$27,341	$-	$-
Interest-bearing time deposits	1,853	1,853	1,853	-	-
Loans held for sale	4,577	4,584	-	4,584	-
Loans, net	1,167,758	1,150,005	-	-	1,150,005
FHLB stock	11,183	11,183	-	11,183	-
Interest receivable	5,282	5,282	-	5,282	-
Liabilities
Deposits	1,202,034	1,199,781	830,877	-	368,904
FHLB advances	217,163	215,326	-	215,326	-
Other borrowings	4,232	4,300	-	4,300	-
Interest payable	456	456	-	456	-

Note 13: Significant Estimates

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated condensed balance sheets, consolidated condensed statements of income and consolidated condensed statements of cash flows of the Company.

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

Third Quarter Highlights. At September 30, 2018, we had $2.0 billion in assets, $1.5 billion in net loans, $1.5 billion in deposits and $193.7 million in stockholders’ equity. The Company’s total risk-based capital ratio at September 30, 2018 was 12.7%, exceeding the 10.0% requirement for a well-capitalized institution. Tangible common equity, as a percentage of tangible assets, decreased to 8.4% as of September 30, 2018 due to the Universal acquisition compared to 9.4% at December 31, 2017 and September 30, 2017. For the quarter ended September 30, 2018, net income was $5.4 million, or $0.62 diluted earnings per common share, compared with net income of $3.8 million, or $0.50 diluted earnings per common share for the quarter ended September 30, 2017.

The Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, contains a summary of our management’s strategic plan for 2015-2019. The financial highlights of our strategic progress during the quarter include:

•	Commercial and non-real estate consumer lending was 63.0% of the lending portfolio as of September 30, 2018 compared to 56.7% at December 31, 2017.
•	Core deposits were $1.0 billion, or 68.1% of total deposits as of September 30, 2018 compared to 69.1% at December 31, 2017. The decrease in the core deposit percentage was due to an increase in certificates of deposit, which management believes to be a source of stable funding.
•	Commission income from wealth and investment services decreased $139,000, or 11.0%, during the third quarter 2018 compared to the same period in 2017 and decreased $23,000 during the first nine months of 2018 compared to the same period in 2017.

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

Deferred Tax Asset. The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future. The Company’s most recent evaluation has determined that, except for the amounts represented by the valuation allowance in Note 15 to the Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2017, the Company will more likely than not be able to utilize the remaining deferred tax asset. As of year-end 2017, the Company had generated average annual positive pre-tax pre-provision earnings of $17.3 million, or 1.2% of pre-tax pre-provision ROA over the previous five years. This level of earnings, if maintained in the future, would be sufficient to utilize portions of the operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The analysis as of September 30, 2018, supports no additional valuation reserve is needed.

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

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 reducing the Company’s federal corporate tax rate from 34% to 21%, effective January 1, 2018. At September 30, 2018, the Company has completed its accounting for the tax effects of enactment of the Tax Act.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (i) the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; (ii) changes in general economic conditions, either nationally or in our market areas; (iii) changes in the levels of general interest rates and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources; (iv) fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; (v) decreases in the secondary market for the sale of loans that we originate; (vi) results of examinations of us by the IDFI, FDIC, FRB or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; (vii) legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act”), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes that increase our capital requirements; (viii) our ability to attract and retain deposits; (ix) increases in premiums for deposit insurance; (xi) management’s assumptions in determining the adequacy of the allowance for loan losses; (xi) our ability to control operating costs and expenses; (xii) the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; (xiii) difficulties in reducing risks associated with the loans on our balance sheet; (xiv) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; (xv) a failure or security breach in the computer systems on which we depend; (xvi) our ability to retain key members of our senior management team; (xvii) costs and effects of litigation, including settlements and judgments; (xviii) our ability to successfully integrate into our operations any assets, liabilities, customers, systems, and management personnel acquired in the Universal acquisition and those we may in the future acquire, and our ability to realize related revenue synergies and cost savings within expected time frames or at all as a result of the Universal acquisition and any goodwill charges related thereto; (xix) increased competitive pressures among financial services companies; (xx) changes in consumer spending, borrowing and savings habits; (xxi) the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; (xxii) adverse changes in the securities markets; (xxiii) inability of key third-party providers to perform their obligations to us; (xiv) changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and (xv) other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this report.

The Company wishes to advise readers that these factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Financial Condition

General. Total assets at September 30, 2018 were $2.0 billion, reflecting a $432.2 million increase since December 31, 2017, primarily as a result of the acquisition of Universal. The gross loan portfolio at September 30, 2018 increased by $291.4 million since December 31, 2017 primarily due to acquiring the $252.6 million net portfolio of Universal in the first quarter of 2018. Total liabilities as of September 30, 2018 were $1.8 billion, an increase of $388.8 million compared to December 31, 2017, primarily due to a $329.2 million increase in deposits, of which $315.2 million came in the acquisition. Total stockholders’ equity increased to $193.7 million, an increase of $43.4 million compared to December 31, 2017 primarily due to $42.3 million of capital issued as part of the acquisition of Universal.

Loans. Our gross loan portfolio, excluding loans held for sale, increased $291.4 million at September 30, 2018 to $1.5 billion. The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during the nine month period:

	September 30,	December 31,	Amount	Percent
	2018	2017	Change	Change

Real estate
Commercial	$490,150	$318,684	$171,466	53.80%
Commercial construction and development	42,854	28,164	14,690	52.16
Consumer closed end first mortgage	470,418	444,243	26,175	5.89
Consumer open end and junior liens	76,843	69,477	7,366	10.60
Total real estate loans	1,080,265	860,568	219,697	25.53

Consumer loans
Auto	33,050	19,640	13,410	68.28
Boat/RV	212,679	169,238	43,441	25.67
Other	6,703	6,188	515	8.32
Total consumer other	252,432	195,066	57,366	29.41
Commercial and industrial	145,425	131,079	14,346	10.94
Total other loans	397,857	326,145	71,712	21.99

Total Gross Loans	$1,478,122	$1,186,713	$291,409	24.56%

The Company’s strategy to increase commercial and non-real estate consumer loans remains a primary focus as we continued to see growth in these areas during the first nine months of 2018. Commercial and non-real estate consumer loans increased by $257.9 million to $930.9 million. The Universal acquisition accelerated our progress toward achieving our strategic objectives during the first nine months of 2018. We continue to seek to provide sound commercial borrowers opportunities for new loans to meet their growing demands, refinance loans currently served by other financial institutions and build relationships with commercial clients in our footprint. The Company continues to sell longer term fixed-rate mortgage loans to reduce related interest rate risk.

Delinquencies and Non-performing Assets. As of September 30, 2018, our total loans delinquent 30-to-89 days were $13.9 million, or 0.9% of total loans, down from $15.9 million, or 1.3% of total loans at the year-end of 2017. This was primarily due to a decrease in delinquencies on consumer real estate loans.

At September 30, 2018, our non-performing assets totaled $7.2 million or 0.36% of total assets, compared to $6.0 million or 0.38% of total assets at December 31, 2017. This $1.2 million, or 21.1% increase was primarily due to $1.0 million of real estate held for sale as a result of foreclosed real estate acquired in the acquisition of Universal.

The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	September 30,	December 31,	Amount	Percent
	2018	2017	Change	Change

Non-accruing loans	$5,719	$5,220	$499	9.56%
Accruing loans delinquent 90 days	-	31	(31)	(100.00)
Foreclosed assets	1,530	733	797	108.73
Total	$7,249	$5,984	$1,265	21.14%

The Company continues to diligently monitor and write down loans that appear to have irreversible weakness. The Company works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral. Total classified assets increased by 34.6% from $17.3 million at December 31, 2017 to $23.2 million at September 30, 2018 due primarily to a $6.5 million increase in commercial real estate loans. The increase was primarily related to one $5.6 million loan classified as substandard due to slower than expected payments. Management believes there is a low likelihood of loss on this relationship.

At September 30, 2018, foreclosed real estate totaled $1.2 million compared to $251,000 at December 31, 2017. At September 30, 2018, all foreclosed real estate owned was in consumer or commercial real estate. The increase in foreclosed real estate was primarily due to $1.0 million of foreclosed real estate acquired in the Universal acquisition. As of September 30, 2018, the Company also held $335,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Allowance for Loan Losses. Allowance for loan losses increased to $13.0 million as of September 30, 2018 compared to $12.4 million as of December 31, 2017. The allowance for loan losses to non-performing loans as of September 30, 2018 was 227.5% compared to 235.9% as of December 31, 2017. The allowance for loan losses to total loans as of September 30, 2018 was 0.88% compared to 1.05% as of December 31, 2017. Non-performing loans to total loans at September 30, 2018 were 0.39% compared to 0.44% at December 31, 2017. Non-performing assets to total assets were 0.36% at September 30, 2018 compared 0.38% at December 31, 2017.

Deposits. Deposits increased by $329.2 million in the first nine months of 2018 primarily due to an increase of $315.2 million due to the acquisition. The increase in deposits was a result of a $211.2 million increase in core deposits to $1.0 billion and a $118.0 million increase in certificates of deposit to $489.1 million. Core deposits are 68.1% of the Bank’s total deposits as of September 30, 2018.

	At
	September 30, 2018		December 31, 2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Type of Account:
Non-interest Checking	$283,564	0.00%	$194,134	0.00%
Interest-bearing NOW	389,067	0.77	330,821	0.52
Savings	183,523	0.01	138,348	0.01
Money Market	185,957	0.53	167,574	0.46
Certificates of Deposit	489,087	1.68	371,157	1.42
Total	$1,531,198	0.80%	$1,202,034	0.65%

Borrowings. Total borrowings increased to $279.1 million at September 30, 2018, up $57.7 million, or 26.1%, since year-end 2017. The increase was primarily due to acquiring $25.5 million in FHLB advances through the acquisition of Universal and increased borrowing due to organic loan growth. Other borrowings, increased $13.7 million at September 30, 2018 due to the subordinated debenture acquired from Universal and term note borrowings used in the acquisition of Universal.

The Company acquired $5.0 million of issuer trust preferred securities in the 2008 acquisition of MFB Corp, which had a net balance of $4.3 million at September 30, 2018 due to the purchase accounting adjustment in that acquisition. These securities mature 30 years from the date of issuance, or September 15, 2035. The securities bear a rate of interest of the prevailing three-month LIBOR rate plus 170 basis points. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

The Company acquired $5.0 million of issuer trust preferred securities in the acquisition of Universal, which had a net balance of $4.0 million at September 30, 2018 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance, or October 7, 2035. The securities bears a rate of interest of the prevailing three-month LIBOR rate plus 169 basis points. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

The Company borrowed $10.0 million in two $5.0 million term notes from First Tennessee Bank, N.A. to use in the acquisition of Universal. These loans had a combined balance of $9.7 million at September 30, 2018. The fixed rate term note matures 5 years from the date of issuance, or February 28, 2023. This term note bears a fixed rate of interest of 4.99% per annum. The variable rate term note matures 5 years from the date of issuance, or February 28, 2023. This term note bears a rate of interest of the prevailing three-month LIBOR rate plus 195 basis points. The Company has the right to redeem either note at any time, in whole or in part, without penalty.

Stockholders’ Equity. Stockholders’ equity was $193.7 million at September 30, 2018, an increase of $43.4 million from December 31, 2017. The increase was primarily due to $42.3 million of capital issued in connection with the acquisition of Universal. The increase included net income of $13.6 million. These increases were partially offset by a decrease in accumulated other comprehensive income of $8.0 million, due to market value changes in the investment portfolio, and common stock cash dividends paid of $4.6 million during the nine months of 2018. The Company’s tangible book value per common share as of September 30, 2018 decreased to $19.50 compared to $20.08 as of December 31, 2017 and the tangible common equity ratio decreased to 8.39% as of September 30, 2018 compared to 9.35% as of December 31, 2017. The decreases in tangible book value per share and the tangible common equity ratio were due to the reasons noted above, as well as the recording of $20.7 million of goodwill and $4.5 million in core deposit intangible in connection with the acquisition of Universal. The Company’s and the Bank’s risk-based capital ratios were well in excess of “well-capitalized” levels as defined by all regulatory standards as of September 30, 2018.

Comparison of Results of Operations for the Three Months Ended September 30, 2018 and 2017.

General. Net income for the three months ended September 30, 2018 was $5.4 million, or $0.62 diluted earnings per common share compared to net income of $3.8 million, or $0.50 diluted earnings per common share for the three months ended September 30, 2017. Annualized return on average assets was 1.07% and annualized return on average tangible common equity was 12.92% for the third quarter of 2018 compared to 0.95% and 10.24% respectively, for the same period of 2017.

Net Interest Margin and Average Balance Sheet. The following table presents the Company’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets for the periods indicated. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	September 30, 2018			September 30, 2017
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
Interest-Earning Assets:
Interest -bearing deposits	$21,654	$58	1.07%	$18,080	$28	0.62%
Investment securities, available for sale (1):
MBS/CMO	210,518	1,433	2.72	153,464	917	2.39
Other	158,671	1,299	3.27	103,047	854	3.31
Loans receivable	1,475,178	17,902	4.85	1,189,645	13,109	4.41
Stock in FHLB of Indianapolis	12,820	144	4.49	11,183	118	4.22
Total interest-earning assets (1)	1,878,841	20,836	4.44	1,475,419	15,026	4.07
Non-interest earning assets, net of allowance for loan losses and unrealized gain/loss	134,096			97,572
Total assets	$2,012,937			$1,572,991

Interest-Bearing Liabilities:
Demand and NOW accounts	$402,393	$664	0.66	$306,906	$346	0.45
Savings deposits	186,659	5	0.01	139,097	4	0.01
Money market accounts	190,851	253	0.53	173,170	179	0.41
Certificate accounts	471,061	1,970	1.67	383,426	1,275	1.33
Total deposits	1,250,964	2,892	0.92	1,002,599	1,804	0.72
Borrowings	270,940	1,527	2.25	215,327	958	1.78
Total interest-bearing liabilities	1,521,904	4,419	1.16	1,217,926	2,762	0.91
Non-interest bearing deposit accounts	279,574			190,997
Other liabilities	17,788			15,603
Total liabilities	1,819,266			1,424,526
Stockholders' equity	193,671			148,465
Total liabilities and stockholders' equity	$2,012,937			$1,572,991

Net earning assets	$356,937			$257,493
Net interest income		$16,417			$12,264
Net interest rate spread (3)			3.27%			3.17%
Net interest margin (3)			3.50%			3.32%
Net interest margin, tax equivalent (2) (3)			3.57%			3.44%
Average interest-earning assets to average interest-bearing liabilities	123.45%			121.14%

(1)	Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments.
(2)	Tax equivalent margin is calculated by taking non-taxable interest and grossing up by 21% applicable tax rate beginning 2018 or 34% tax rate prior to 2018.
(3)	Ratios for the three month periods have been annualized.

Interest Income. Total interest income increased $5.8 million, or 38.7%, to $20.8 million during the three months ended September 30, 2018 from $15.0 million during the same period in 2017. The increase was a result of an increase of $403.4 million in average interest-earning assets due to an increase in the average loan portfolio of $285.5 million and an increase of thirty-seven basis points in the average interest rate on average interest-earning assets for the quarter ended September 30, 2018 compared to the same period in 2017.

Interest Expense. Interest expense increased $1.7 million, or 60.0%, to $4.4 million during the three months ended September 30, 2018 compared to the same period in 2017. The primary reason for this increase was an increase of $304.0 million in average interest-bearing liabilities. This was due to an increase in average interest-bearing deposits of $248.4 million and an increase in average borrowings of $55.6 million. In addition, the average rate paid for interest-bearing liabilities increased by twenty-five basis points for the three months ended September 30, 2018 compared to the same period in 2017.

Net Interest Income and Net Interest Margin. Net interest income before the provision for loan losses increased $4.2 million for the quarter ended September 30, 2018 compared to the same period in 2017. The increase in net interest income was primarily a result of an increase of $403.4 million in average interest earning assets, due to an increase of $285.5 million in average loans. This increase was also aided by an eighteen basis point increase in net interest margin to 3.50%, while the tax equivalent margin increased thirteen basis points. The increase in the margin was the result of the Universal acquisition, as well as average interest earning assets, primarily loans, repricing upward faster than average interest bearing liabilities due to increases in the federal funds rate. The increase due to fed funds rate changes primarily impacted loans due to adjustable rate loans repricing as most deposits were not impacted by the increase in fed funds rate. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K for the year ended December 31, 2017.

Provision for Loan Losses. Provision for loan losses in the third quarter of 2018 was $570,000 compared to $370,000 during last year’s comparable period. The increase was due to management’s ongoing evaluation of the adequacy of the allowance for loan losses, which was partially attributable to an increasing organic loan portfolio. Net charge offs in the third quarter of 2018 were $290,000, or 0.08% of total average loans on an annualized basis, compared to net charge offs of $418,000, or 0.14% of total average loans on an annualized basis, in the third quarter of 2017.

Non-Interest Income. Non-interest income for the third quarter of 2018 was $5.0 million, an increase of $605,000 compared to the third quarter of 2017.

	Three Months Ended September 30,		Amount	Percent
	2018	2017	Change	Change
Service fee income	$2,024	$1,651	$373	22.59%
Net realized gain on sale of securities	406	45	361	802.22
Commissions	1,121	1,260	(139)	(11.03)
Net gains on sales of loans	853	1,010	(157)	(15.54)
Net servicing fees	129	109	20	18.35
Increase in cash surrender value of life insurance	313	275	38	13.82
Gain (loss) on sale of other real estate and repossessed assets	23	(14)	37	(264.29)
Other income	170	98	72	73.47
Total	$5,039	$4,434	$605	13.64%

Increases in non-interest income included an increase of $373,000 in service fee income on deposit accounts primarily due to the acquisition along with increases in interchange fee income. Gain on sale of investments increased $361,000 due to more sales during the period. This increase was partially offset by a $157,000 decrease in net gain on loan sales due to fewer originations of loans to be sold based on lower demand and a $139,000 decrease in commissions.

Non-Interest Expense. Non-interest expenses increased $3.1 million, to $14.6 million, for the third quarter of 2018.

	Three Months Ended September 30,		Amount	Percent
	2018	2017	Change	Change
Salaries and employee benefits	$8,152	$6,871	$1,281	18.64%
Net occupancy expenses	1,087	788	299	37.94
Equipment expenses	635	442	193	43.67
Data processing fees	669	604	65	10.76
ATM and debit card expense	664	457	207	45.30
Deposit insurance	209	181	28	15.47
Professional fees	460	372	88	23.66
Advertising and promotion	416	290	126	43.45
Software subscriptions and maintenance	702	525	177	33.71
Other real estate and repossessed assets	51	39	12	30.77
Other expenses	1,529	876	653	74.54
Total	$14,574	$11,445	$3,129	27.34%

Increases in non-interest expense were primarily due to the acquisition and integration of Universal, which included severance, integration and termination expenses. One-time pretax merger related expenses, primarily in salaries and employee benefits, professional fees and other expenses, were $238,000 in the third quarter of 2018 with no similar activity in the same period of 2017.

Income Tax Expense. The effective tax rate for the third quarter of 2018 was 14.4% compared to 23.2% in the same quarter of 2017. The decrease was due to the reduction of the corporate tax rate to 21% and an increase in tax free income partially due to an increase in holdings of tax free municipal securities.

Comparison of Results of Operations for the Nine Months ended September 30, 2018 and 2017.

General. Net income available to common shareholders for the nine months ended September 30, 2018 was $13.6 million, or $1.60 diluted earnings per common share compared to net income available to common shareholders of $10.9 million, or $1.45 diluted earnings per common share for the nine months ended September 30, 2017. Annualized return on average assets was 0.95% and annualized return on average tangible common equity was 11.34% for the first nine months of 2018 compared to 0.92% and 10.14% respectively, for the same period of last year.

Net Interest Margin and Average Balance Sheet. The following table presents the Company’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets for the periods indicated. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Nine Months Ended
	September 30, 2018			September 30, 2017
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
Interest-Earning Assets:
Interest -bearing deposits	$22,991	$188	1.09%	$21,188	$89	0.56%
Investment securities, available for sale (1):
MBS/CMO	199,540	4,002	2.67	158,064	2,893	2.44
Other	147,801	3,589	3.24	96,194	2,344	3.25
Loans receivable	1,406,011	49,965	4.74	1,181,566	38,112	4.30
Stock in FHLB of Indianapolis	12,468	460	4.92	11,161	349	4.17
Total interest-earning assets (1)	1,788,811	58,204	4.34	1,468,173	43,787	3.98
Non-interest earning assets, net of allowance for loan losses and unrealized gain/loss	126,199			97,736
Total assets	$1,915,010			$1,565,909

Interest-Bearing Liabilities:
Demand and NOW accounts	$383,120	$1,683	0.59	$301,553	$846	0.37
Savings deposits	178,605	15	0.01	139,433	11	0.01
Money market accounts	193,928	724	0.50	171,497	431	0.34
Certificate accounts	444,413	5,116	1.53	385,240	3,615	1.25
Total deposits	1,200,066	7,538	0.84	997,723	4,903	0.66
Borrowings	254,317	4,057	2.13	221,750	2,820	1.70
Total interest-bearing liabilities	1,454,383	11,595	1.06	1,219,473	7,723	0.84
Non-interest bearing deposit accounts	262,137			186,059
Other liabilities	17,021			15,585
Total liabilities	1,733,541			1,421,117
Stockholders' equity	181,469			144,792
Total liabilities and stockholders' equity	$1,915,010			$1,565,909

Net earning assets	$334,428			$248,700
Net interest income		$46,609			$36,064
Net interest rate spread (3)			3.28%			3.13%
Net interest margin (3)			3.47%			3.28%
Net interest margin, tax equivalent (2) (3)			3.55%			3.38%
Average interest-earning assets to average interest-bearing liabilities	122.99%			120.39%

(1)	Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments.
(2)	Tax equivalent margin is calculated by taking non-taxable interest and grossing up by 21% applicable tax rate beginning 2018 or 34% tax rate prior to 2018.
(3)	Ratios for the nine month periods have been annualized.

Interest Income. Total interest income increased $14.4 million, or 32.9%, to $58.2 million during the nine months ended September 30, 2018 from $43.8 million during the same period in 2017. The increase was a result of an increase of $320.6 million in average interest-earning assets due to an increase in the average loan portfolio of $224.4 million along with an increase of thirty-six basis points in the average interest rate on average interest-earning assets for the nine months ended September 30, 2018 compared to the same period in 2017.

Interest Expense. Interest expense increased $3.9 million, or 50.1%, to $11.6 million during the nine months ended September 30, 2018. The primary reason for this increase was an increase of $234.9 million in average interest-bearing liabilities. This was primarily due to an increase in average deposits of $202.3 million. The average rate paid for interest-bearing liabilities also increased twenty-two basis points for the nine months ended September 30, 2018 compared to the same period in 2017.

Net Interest Income and Net Interest Margin. Net interest income before the provision for loan losses increased $10.5 million for the first nine months of 2018 compared to the same period in 2017. The increase was a result of an increase of $320.6 million in average interest earning assets due primarily to an increase in the average loan portfolio of $224.4 million. This increase was aided by the net interest margin increasing to 3.47% in the first nine months of 2018 compared to 3.28% in the first nine months of 2017, while the tax equivalent net interest margin increased to 3.55% in the first nine months of 2018 compared to 3.38% in the comparable period in 2017. For more information on our asset/liability management especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K for the year ended December 31, 2017.

Provision for Loan Losses. The provision for loan losses for the first nine months of 2018 was $1.5 million compared to $870,000 during last year’s comparable period. The increase was primarily due to an increasing organic loan portfolio. Net charge-offs for the first nine months of 2018 were $898,000, or 0.09% of loans on an annualized basis compared to $874,000, or 0.10% in the same period of 2017.

Non-Interest Income. Non-interest income increased by $1.1 million in the first nine months of 2018 compared to same period in 2017.

	Nine Months Ended September 30,		Amount	Percent
	2018	2017	Change	Change
Service fee income	$5,547	$4,765	$782	16.41%
Net realized gain on sale of securities	666	453	213	47.02
Commissions	3,751	3,774	(23)	(0.61)
Net gains on sales of loans	2,224	2,725	(501)	(18.39)
Net servicing fees	433	306	127	41.50
Increase in cash surrender value of life insurance	924	835	89	10.66
Loss on sale of other real estate and repossessed assets	(34)	(35)	1	(2.86)
Other income	766	405	361	89.14
Total	$14,277	$13,228	$1,049	7.93%

The increase in non-interest income was primarily due to an increase of $782,000 in service fee income primarily as a result of increasing interchange fees and increases due to the acquisition. An increase in other income of $361,000 was primarily a result of death benefits received in the first quarter of 2018. Gain on sale of investments increased $213,000 due to more sales during this period. These increases were partially offset by a decrease of $501,000 in net gain on sale of loans due to reduced mortgage banking activity.

Non-Interest Expense. Non-interest expenses increased $9.6 million, to $43.7 million, for the first nine months of 2018.

	Nine Months Ended September 30,		Amount	Percent
	2018	2017	Change	Change
Salaries and employee benefits	$24,069	$20,131	$3,938	19.56%
Net occupancy expenses	2,979	2,360	619	26.23
Equipment expenses	1,889	1,307	582	44.53
Data processing fees	1,938	1,699	239	14.07
ATM and debit card expense	1,708	1,284	424	33.02
Deposit insurance	691	562	129	22.95
Professional fees	1,714	1,175	539	45.87
Advertising and promotion	1,275	905	370	40.88
Software subscriptions and maintenance	1,987	1,661	326	19.63
Other real estate and repossessed assets	140	120	20	16.67
Other expenses	5,324	2,864	2,460	85.89
Total	$43,714	$34,068	$9,646	28.31%

Non-interest expenses increased by $9.6 million in the first nine months of 2018 directly related to the acquisition and integration expenses of Universal into MutualFirst. One-time pretax merger related expenses were approximately $2.2 million in the first nine months of 2018.

Income Tax Expense. The effective tax rate for the first nine months of 2018 was 13.3% compared to 24.4% for the same period in 2017. The decrease was due to the reduction of the corporate tax rate to 21% and an increase in tax free income partially due to an increase in holdings of tax free municipal securities.

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

	At and for the Three Months Ended			At and for the Nine Months Ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2018	2017	2017	2018	2017
Total Stockholders' Equity (GAAP)	$193,710	$150,282	$150,225	$193,710	$150,225
Less: Intangible Assets	26,297	1,927	1,972	26,297	1,972
Tangible common equity (non-GAAP)	$167,413	$148,355	$148,253	$167,413	$148,253

Total assets (GAAP)	$2,021,171	$1,588,932	$1,581,814	$2,021,171	$1,581,814
Less: Intangible Assets	26,297	1,927	1,972	26,297	1,972
Tangible assets (non-GAAP)	$1,994,874	$1,587,005	$1,579,842	$1,994,874	$1,579,842

Tangible common equity to tangible assets (non-GAAP)	8.39%	9.35%	9.38%	8.39%	9.38%

Book value per common share (GAAP)	$22.56	$20.34	$20.33	$22.56	$20.33
Less: Effect of Intangible Assets	3.06	0.26	0.27	3.06	0.27
Tangible book value per common share (non-GAAP)	$19.50	$20.08	$20.06	$19.50	$20.06

Return on average stockholders' equity (GAAP)	11.16%	3.84%	10.11%	9.97%	10.00%
Add: Effect of Intangible Assets	1.76	0.05	0.14	1.37	0.14
Return on average tangible common equity (non-GAAP)	12.92%	3.89%	10.25%	11.34%	10.14%

Total tax free interest income (GAAP)
Loans receivable	$106	$104	$106	$314	$320
Investment securities	1,185	743	702	3,268	2,009
Total tax free interest income	$1,291	$847	$808	$3,582	$2,329
Total tax free interest income, gross (tax rates at 21% beginning 2018 and at 34% prior to 2018)	$1,634	$1,283	$1,224	$4,534	$3,529

Net interest margin (GAAP)
Net interest income (GAAP)	$16,417	$12,193	$12,264	$46,609	$36,064
Add: Tax effect tax free interest income at 21% tax rate beginning 2018 and at 34% tax rate prior to 2018	343	436	416	952	1,200
Net interest income (non-GAAP)	16,760	12,629	12,680	47,561	37,264
Divided by: Average interest-earning assets	1,878,841	1,489,596	1,475,419	1,788,811	1,468,173
Net interest margin, tax equivalent	3.57%	3.39%	3.44%	3.55%	3.38%

Ratio Summary:
Return on average equity (ROE)	11.16%	3.84%	10.11%	9.97%	10.00%
Return on average tangible common equity	12.92%	3.89%	10.25%	11.34%	10.14%
Return on average assets (ROA)	1.07%	0.37%	0.95%	0.95%	0.91%
Tangible common equity to tangible assets	8.39%	9.35%	9.38%	8.39%	9.38%
Net interest margin, tax equivalent	3.57%	3.39%	3.44%	3.55%	3.38%

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

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. It is overseen by the Asset and Liability Management Committee. The Board of Directors requires the Bank to maintain a minimum liquidity ratio of 10% of deposits. At September 30, 2018, our ratio was 22.2%. The Company is currently in excess of the minimum liquidity ratio set by the Board due to a larger investment portfolio. Management continues to seek to utilize liquidity off of the investment portfolio to fund loan growth over the next few years as demand for loans increases. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We hold cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). At September 30, 2018, on a consolidated basis, the Company had $392.6 million in cash and investment securities available for sale and $7.4 million in loans held for sale generally available for its cash needs. We can also generate funds from borrowings, primarily FHLB advances, portfolio loans, and, to a lesser degree, third party loans. At September 30, 2018, the Bank had the ability to borrow an additional $43.6 million in FHLB advances based on current pledged collateral. In addition, we have historically sold 15- and 30-year, fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity. The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses, the Company is responsible for paying amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, the payment of which is subject to regulatory limits. At September 30, 2018, the Company, on an unconsolidated basis, had $3.4 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At September 30, 2018, the approved outstanding loan commitments, including unused lines of credit, amounted to $282.3 million. Certificates of deposit scheduled to mature in one year or less as of September 30, 2018, totaled $265.6 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. For the quarter ended September 30, 2018, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At September 30, 2018, the Bank had $166.8 million in commitments to make loans, $12.0 million in undisbursed portions of closed loans, $101.5 million in unused lines of credit and $2.0 million in standby letters of credit. In addition, on a consolidated basis, at September 30, 2018, the Company had $279.1 million in outstanding borrowings, of which $122.4 million is due in the next twelve months.

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015, and will phase in over a four-year period (beginning at 40% on January 1, 2015, and an additional 20% per year thereafter). Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will continue to phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019). As of September 30, 2018, the Bank and Company exceeded the minimum buffer requirement.

The Company’s and Bank’s actual capital amounts and ratios as of September 30, 2018, are presented in the table below.

	Actual Capital Levels		Minimum Regulatory Capital Levels		Minimum Required To be Considered Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level(1):
MutualFirst Consolidated	$177,912	9.0%	$79,251	4.0%	N/A	N/A
MutualBank	179,995	9.1	79,478	4.0	$99,347	5.0%
Common Equity Tier 1 Capital Level (2) :
MutualFirst Consolidated	$169,614	11.3%	$67,643	4.5%	N/A	N/A
MutualBank	179,995	12.0	67,519	4.5	$97,528	6.5%
Tier 1 Risk-Based Capital Level (3) :
MutualFirst Consolidated	$177,912	11.8%	$90,191	6.0%	N/A	N/A
MutualBank	179,995	12.0	90,026	6.0	$120,034	8.0%
Total Risk-Based Capital Level (4) :
MutualFirst Consolidated	$190,921	12.7%	$120,255	8.0%	N/A	N/A
MutualBank	193,004	12.9	120,034	8.0	$150,043	10.0%

(1)	Tier 1 Capital to Total Average Assets for Leverage Ratio of $2.0 billion for the Bank and Company at September 30, 2018.
(2)	Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.5 billion for the Bank and Company at September 30, 2018.
(3)	Tier 1 Capital to Risk-Weighted Assets.
(4)	Total Capital to Risk-Weighted Assets.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin and improve earnings. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term, fixed-rate loans in our portfolio, during the first nine months of 2018 we sold in the secondary market $83.6 million of primarily fixed rate, one- to four-family mortgage loans with a term to maturity of 15 years or greater.

If past rate movements are an indication of future changes, they usually are neither instantaneous nor do a majority of core deposits reprice at the same level as rates change. The following chart reflects the Bank’s percentage change in net interest income, over a one year time period, and net portfolio value (NPV) assuming an instantaneous parallel rate shock in a range from down 100 basis points to up 400 basis points as of September 30, 2018.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(13.7)%	(25.5)%
Up 300 basis points	(9.8)%	(18.3)%
Up 200 basis points	(6.3)%	(11.7)%
Up 100 basis points	(3.0)%	(5.2)%
Down 100 basis points	(3.1)%	(5.8)%

The following chart indicates the Company’s percentage change in net interest income and NPV assuming rate movements that are not instantaneous, but change gradually over one year.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(3.8)%	(22.8)%
Up 300 basis points	(2.8)%	(16.3)%
Up 200 basis points	(1.8)%	(10.4)%
Up 100 basis points	(0.9)%	(4.6)%
Down 100 basis points	(3.1)%	(5.8)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and (as defined in sec Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures as of September 30, 2018, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Regulation S-K Exhibit Number	Document
2.1	Agreement and Plan of Merger, dated as of October 4, 2017, by and among the Registrant and Universal Bancorp (included as Appendix A to the accompanying proxy statement-prospectus and incorporated herein by reference)
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 16, 1999 (No. 333-87239)).
3.1a	Articles Supplementary to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 15, 2008 (File No. 000-27905))
3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2015 (File No. 000-27905))
4.1	Certificate of Registrant’s common stock (incorporated herein by reference to Exhibit 4.0 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 16, 1999 (No. 333-87239))
10.1	Amended and Restated Employment Agreement between the Registrant, MutualBank and David W. Heeter (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 000-27905))
10.2	Amended and Restated Employment Agreement between the Registrant, MutualBank and Patrick D. Botts (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 000-27905))
10.3	Amended and Restated Employment Agreement between the Registrant, MutualBank and Christopher D. Cook (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 000-27905))
10.4	Amended and Restated Employment Agreement between the Registrant, MutualBank and Charles J. Viater (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 000-27905))
10.5	Salary Continuation Agreement between the Registrant and Charles J. Viater (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 23, 2009 (File No. 000-27905))
10.6	Form of Supplemental Retirement Plan Income Agreements for David W. Heeter and Patrick C. Botts (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the SEC on March 30, 2000 (File No. 000-27905))
10.7	Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on April 2, 2001 (File No. 000-27905))
10.8	Form of Executive Deferred Compensation Plan Agreements for David W. Heeter and Patrick C. Botts (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the SEC on March 30, 2000 (File No. 000-27905))
10.9	Registrant’s 2000 Stock Option and Incentive Plan (incorporated herein by reference to Appendix D to the joint proxy statement-prospectus included in the Registrant’s Registration Statement on Form S-4 filed with the SEC on October 19, 2000 (No. 333-46510))
10.10	Director Deferred Compensation Master Agreement (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 16, 2007 (File No. 000-27905))
10.11	Registrant’s 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 23, 2009 (File No. 000-27905))
10.12	Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 18, 2010 (File No. 000-27905))
10.13	Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 18, 2010 (File No. 000-27905))
10.14	Change in Control Agreement between the Registrant, MutualBank and Christopher L. Caldwell (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Qarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 000-27905))
10.15	Change in Control Agreement between the Registrant, MutualBank and Sharon L. Ferguson (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Qarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 000-27905))
11	Statement re computation of earnings per share (See Note 3 of the Notes to Unaudited Consolidated Condensed Statements included in this Form 10-Q)
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification

101	Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statement of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b) Exhibits - See list in (a)(3) and the Exhibit Index following the signature page.

(c) Financial Statements Schedules - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2018	By:	/s/David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: November 8, 2018	By:	/s/Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

101	Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

