Form 10-K
period 2018-12-31
MUTUALFIRST FINANCIAL INC
filed 2019-03-15
CIK 1094810

fro

12UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000‑27905

MutualFirst Financial, Inc.
(Exact name of registrant as specified in its charter)

Maryland	35‑2085640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 E. Charles Street, Muncie, Indiana	47305‑2400
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (765) 747‑2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq Global Market

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock on the Nasdaq Global Market as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $204.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.  As of March 15, 2019, there were 8,624,462 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10‑K-Portions of registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders.

MutualFirst Financial, Inc.

Form 10‑K Annual Report for the Year Ended December 31, 2018

Item 1.  Business

General

MutualFirst Financial, Inc., a Maryland corporation (“MutualFirst” or the “Company”), is the sole owner of MutualBank (“MutualBank” or the “Bank”).  The Bank is an Indiana commercial bank regulated by the Indiana Department of Financial Institutions (“IDFI”) and the Federal Deposit Insurance Corporation (“FDIC”).  MutualFirst is a bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (“FRB”).  The words “we,” “our” and “us” in this Form 10‑K refer to MutualFirst and MutualBank on a consolidated basis, unless indicated otherwise herein.

At December 31, 2018, we had total assets of $2.0 billion, loans of $1.5 billion, deposits of $1.5 billion and stockholders’ equity of $202.4 million.  Our executive offices are located at 110 E. Charles Street, Muncie, Indiana 47305‑2400.  Our common stock is traded on the Nasdaq Global Market under the symbol “MFSF.”  For more general information about our business, and other 2018 material transactions and results, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Overview and Significant Events in 2018.”

Forward-Looking Statements

This Form 10‑K contains, and our future filings with the SEC, Company press releases, other public pronouncements, stockholder communications and oral statements made by or with the approval of an authorized executive officer will contain, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future.  These forward-looking statements include, but are not limited to:

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

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this Form 10‑K.

Some of these and other factors are discussed in “Item 1A-Risk Factors” and elsewhere in this Form 10‑K.  Certain of these developments could have an adverse impact on our financial position and results of operations.

Any of these forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We undertake no obligation to publicly update or revise any forward-looking statements included in this Form 10‑K or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Form 10‑K might not occur, and you should not put undue reliance on any forward-looking statements.

The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

Market Area

We are a community-oriented bank offering a variety of financial services to meet the needs of the communities we serve.  We are headquartered in Muncie, Indiana and offer our financial services through 39 full service retail financial center offices in Allen, Delaware, Elkhart, Grant, Greene, Hamilton, Jackson, Johnson, Knox, Kosciusko, Lawrence, Monroe, Randolph, St. Joseph and Wabash counties in Indiana. MutualBank also has wealth management offices in Fishers and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan.  The Bank has a subsidiary, Summit Mortgage, Inc., that operates a mortgage banking firm in Fort Wayne, Indiana.   In addition, we originate residential mortgage and commercial loans in the counties contiguous to those counties.  We also originate indirect consumer loans throughout Indiana and contiguous states as described in “Lending Activities - Other Consumer Lending.”

The market areas where MutualBank operates in Indiana have historically experienced an unemployment rate that exceeded the federal and state unemployment rates, however in last three years the rate in our market areas was reduced to below the state and federal rates.  At the end of 2018, the unemployment rate (not seasonally adjusted) was 3.7% at the federal level and 3.4% at the state level, compared to 3.9% and 3.1% at the end of 2017 at the federal and state level, respectively.  Our footprint had an unemployment rate of 3.1% and 2.8% at year-end 2018 and 2017, respectively.

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

Internet Website and Information

The Company maintains a website at www.bankwithmutual.com - “About Us – Investor Relations.”  The information contained on that website is not included as part of or incorporated by reference into this Form 10‑K.  The Company’s filings with the SEC are available on that website and also are available on the SEC website at sec.gov - “Search for Company Filings.”

Lending Activities

General.  Our loans carry either a fixed- or an adjustable-rate of interest.  At December 31, 2018, our net loan portfolio totaled $1.5 billion, which constituted 72.3% of our total assets.  Our net loan portfolio, excluding loans held for sale, increased by 27.0% in 2018, primarily due to the Universal acquisition in the first quarter of 2018 along with indirect consumer loan and commercial loan growth in 2018.

Aggregate credit exposures to borrowers of up to $1.0 million may be approved by certain individual commercial loan officers.  Aggregate exposures in excess of $1.0 million, but not in excess of $3.0 million, may be approved by the combined authority of officers that have loan authority up to $1.0 million individually.  Aggregate exposures between $2.0 million, but no more than $8.0 million, may be approved by a majority vote of the Loan Committee.  All aggregate exposures in excess of $8.0 million must be approved by the Board of Directors.   Commercial Banking Officers may advance additional credit exposure for a commercial loan relationship requiring Board approval up to the lesser of: 10% of the existing previously approved credit exposure to the client, or $100,000. Any additional exposure approved under the 10% Rule must be approved by the Senior Vice President of Commercial Banking, or his designee, and reported to the appropriate Loan Committee during the next meeting.

Major Loan Customers.  At December 31, 2018, the maximum amount that we could lend to any one borrower and the borrower’s related entities was approximately $29.8 million.  At December 31, 2018, our five largest lending relationships were with commercial borrowers and constituted an aggregate of $66.7 million in loans and commitments issued, or 4.4% of our $1.5 billion gross loan portfolio, with $62.2 million in loans outstanding.  As of December 31, 2018, our largest lending relationship to a single borrower or group of related borrowers consisted of five loans with a total commitment of $18.7 million, with a $18.3 million outstanding balance at year-end.  These loans are secured primarily by commercial real estate and were in compliance with loan terms as of December 31, 2018.

Our next four largest relationships consist of $12.8 million in loans and commitments secured primarily by commercial real estate with $12.0 million outstanding; $12.0 million in loans and commitments issued and outstanding which is secured by commercial real estate; $11.8 million in loans and commitments issued primarily secured by commercial business collateral with $8.5 million outstanding; and $11.4 million in loans and commitments issued and outstanding which is secured by commercial real estate. As of December 31, 2018, all loans within these relationships were performing as agreed.

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated. On February 28, 2018, $257.0 million of loans with a fair value discount of $4.6 million were acquired in the Universal acquisition.

	December 31,
	2018			2017			2016			2015			2014
	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent
	(Dollars in thousands)
Real estate
Commercial	$485,808		32.36%	$318,684		26.75%	$302,577		25.71%	$236,895		21.75%	$198,019		19.25%
Commercial construction and development	53,310		3.55	28,164		2.36	22,453		1.91	15,744		1.45	33,102		3.22
Consumer closed end first mortgage	468,526	(1)	31.21	448,820	(2)	37.68	482,911	(3)	41.04	497,442	(4)	45.66	523,203	(5)	50.87
Consumer open end and junior liens	77,072		5.13	69,477		5.83	71,222		6.05	70,990		6.52	71,073		6.91
Total real estate loans	1,084,716		72.25	865,145		72.62	879,163		74.71	821,071		75.38	825,397		80.25

Other loans
Consumer loans
Auto	43,667		2.91	19,640		1.65	18,939		1.61	15,480		1.42	14,712		1.43
Boat/RV	216,608		14.43	169,238		14.21	141,602		12.03	123,621		11.35	94,761		9.21
Other consumer loans	6,893		0.46	6,188		0.52	5,892		0.51	6,171		0.56	5,184		0.51
Total consumer other	267,168		17.80	195,066		16.38	166,433		14.15	145,272		13.33	114,657		11.15
Commercial and industrial	149,359		9.95	131,079		11.00	131,103		11.14	123,043		11.29	88,474		8.60
Total other loans	416,527		27.75	326,145		27.38	297,536		25.29	268,315		24.62	203,131		19.75

Total loans receivable, gross	$1,501,243		100.00%	1,191,290		100.00%	1,176,699		100.00%	1,089,386		100.00%	1,028,528		100.00%

Undisbursed loans in process	(10,096)			(13,071)			(8,691)			(7,432)			(9,285)
Unamortized deferred loan costs, net	8,783			6,503			5,557			4,882			3,583
Allowance for loan losses	(13,281)			(12,387)			(12,382)			(12,641)			(13,168)
Total loans receivable, net	$1,486,649			$1,172,335			$1,161,183			$1,074,195			$1,009,658

(1)	Includes loans held for sale of $4.0 million.
(2)	Includes loans held for sale of $4.6 million.
(3)	Includes loans held for sale of $4.1 million.
(4)	Includes loans held for sale of $6.0 million.
(5)	Includes loans held for sale of $6.1 million.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2018			2017			2016			2015			2014
	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent
	(Dollars in thousands)
Fixed-Rate Loans
Real estate
Commercial	$53,055		3.53%	$44,896		3.77%	$66,898		5.69%	$72,263		6.63%	$85,230		8.29%
Commercial construction and development	8,759		0.58	1,709		0.14	1,962		0.17	4,732		0.43	3,941		0.38
Consumer closed end first mortgage	368,794	(1)	24.57	347,514	(2)	29.17	371,111	(3)	31.54	381,372	(4)	35.01	392,441	(5)	38.16
Consumer open end and junior liens	20,090		1.34	19,939		1.67	22,116		1.88	17,106		1.57	19,479		1.89
Total real estate loans	450,698		30.02	414,058		34.75	462,087		39.28	475,473		43.64	501,091		48.72

Consumer	265,482		17.68	193,281		16.23	164,483		13.98	143,171		13.14	112,295		10.92
Commercial and industrial	41,172		2.74	48,253		4.05	52,932		4.50	61,702		5.66	43,378		4.22
Total fixed-rate loans	757,352		50.44	655,592		55.03	679,502		57.76	680,346		62.44	656,764		63.86

Adjustable-Rate Loans
Real estate
Commercial	432,753		28.83	273,788		22.98	235,679		20.03	164,632		15.12	112,789		10.97
Commercial construction and development	44,551		2.97	26,455		2.22	20,491		1.73	11,012		1.02	29,161		2.83
Consumer closed end first mortgage	99,732		6.64	101,306		8.51	111,800		9.50	116,070		10.65	130,762		12.71
Consumer open end and junior liens	56,982		3.80	49,538		4.16	49,106		4.17	53,884		4.95	51,594		5.02
Total real estate loans	634,018		42.24	451,087		37.87	417,076		35.43	345,598		31.74	324,306		31.53

Consumer	1,686		0.11	1,785		0.15	1,950		0.17	2,101		0.19	2,362		0.23
Commercial and industrial	108,187		7.21	82,826		6.95	78,171		6.64	61,341		5.63	45,096		4.38
Total adjustable-rate loans	743,891		49.56	535,698		44.97	497,197		42.24	409,040		37.56	371,764		36.14

Total loans receivable, gross	1,501,243		100.00%	1,191,290		100.00%	1,176,699		100.00%	1,089,386		100.00%	1,028,528		100.00%

Undisbursed loans in process	(10,096)			(13,071)			(8,691)			(7,432)			(9,285)
Unamortized deferred loan costs, net	8,783			6,503			5,557			4,882			3,583
Allowance for loan losses	(13,281)			(12,387)			(12,382)			(12,641)			(13,168)
Total loans receivable, net	$1,486,649			$1,172,335			$1,161,183			$1,074,195			$1,009,658

(1)	Includes loans held for sale of $4.0 million.
(2)	Includes loans held for sale of $4.6 million.
(3)	Includes loans held for sale of $4.1 million.
(4)	Includes loans held for sale of $6.0 million.
(5)	Includes loans held for sale of $6.1 million.

The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2018.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The total amount of loans due after December 31, 2019 that have predetermined interest rates is $721.2 million, and the total amount of loans due after such date which have floating or adjustable interest rates is $603.2 million.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Consumer Closed		Consumer Open				Construction
	End First		End				and				Commercial
	Mortgage(1)		and Junior Liens		Commercial		Development		Consumer		Business		Total
	Amount	WAR(3)	Amount	WAR(3)	Amount	WAR(3)	Amount	WAR(3)	Amount	WAR(3)	Amount	WAR(3)	Amount	WAR(3)
	(Dollars in thousands)
Due During Years Ending December 31,
2019 (2)	$3,509	5.56%	$511	6.10%	$52,174	5.58%	$33,683	5.94%	$2,544	7.49%	$80,504	5.73%	$172,925	5.75%
2020	1,698	4.11	199	7.05	4,352	5.13	4,600	5.35	3,184	6.27	8,181	4.22	22,214	4.94
2021	2,593	3.93	974	6.66	8,988	5.34	769	5.21	6,774	5.51	9,033	4.14	29,131	4.92
2022 & 2023	10,992	3.64	3,940	6.28	24,068	4.84	6,341	5.56	32,421	5.06	19,033	4.99	96,795	4.91
2024 & 2025	9,646	4.05	2,938	6.09	20,171	5.01	110	5.93	23,306	4.80	10,364	4.88	66,535	4.83
2026 & 2040	256,087	4.04	68,510	5.59	338,184	4.87	7,807	4.70	198,939	5.83	22,244	5.53	891,771	4.92
2041 & after	180,014	4.20	-	-	37,871	4.43	-	-	-	-	-	-	217,885	4.24
Total	$464,539	4.10%	$77,072	5.67%	$485,808	4.93%	$53,310	5.65%	$267,168	5.66%	$149,359	5.37%	$1,497,256	4.91%

(1)	Does not include mortgage loans held for sale.
(2)	Includes demand loans, loans having no stated maturity and overdraft loans.
(3)	Weighted Average Rate

Consumer Closed End First Mortgages.  We originate loans secured by first mortgages on owner-occupied, one-to-four family residences in our market areas for purchase, refinance, home equity and construction purposes.  At December 31, 2018, these loans, including loans held for sale, totaled $468.5 million, or 31.2% of our gross loan portfolio.

We generally underwrite and document our one-to-four family loans based on the loan applicant’s employment and credit history and the appraised value of the subject property, consistent with secondary market standards or other prudent underwriting guidelines.  For loans with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance to reduce our exposure to 80%.  Properties securing our one-to-four family loans are appraised or evaluated consistent with regulatory requirements and prudent lending principles.  Origination and servicing practices include perfection of our lien position and appropriate monitoring of insurance and tax payments.

We generally underwrite and document our one-to-four family first lien position home equity loans based on the loan applicant’s employment, credit history and the appraised value of the subject property, consistent with prudent underwriting guidelines.  Nearly all first lien home equity loans have a maximum loan-to-value of 80% at origination.  Properties securing our one-to-four family loans are appraised or evaluated consistent with regulatory requirements and prudent lending principles.

We originate consumer first mortgage one-to-four family loans on either a fixed- or adjustable-rate basis, and generally maintain a tax or insurance escrow account for these loans.  Our pricing strategy for mortgage loans includes setting interest rates that are competitive with the secondary market and other local financial institutions and are consistent with our internal needs.  Adjustable-rate mortgage or ARM loans are offered with initial fixed rate terms between one and 10 years. After the initial period, the interest rate for each ARM loan adjusts annually for the remainder of the term of the loan using a margin over the standard one-year treasury index.  During fiscal year 2018, we originated $10.8 million of one-to-four family ARM loans and $176.2 million of one-to-four family fixed-rate mortgage loans.  By way of comparison, during fiscal year 2017, we originated $10.8 million of one-to-four family ARM loans and $176.4 million of one-to-four family fixed-rate mortgage loans.

Fixed-rate loans secured by one-to-four family residences have contractual maturities of up to 30 years and are generally fully amortizing, with payments due monthly.  A majority of loans with fixed-rate maturities in excess of 15 years are sold on the secondary market.  Some loans are retained if their terms meet current portfolio needs consistent with balance sheet objectives.  These retained loans normally remain outstanding, however, for a substantially shorter period of time because of home sales, refinancing and other prepayments.  A significant change in interest rates could alter considerably the average life of a residential loan in our portfolio.  Our one-to-four family loans are generally not assumable, do not contain prepayment penalties and do not permit negative amortization of principal.  Most are written using underwriting guidelines that make them readily saleable in the secondary market.  At December 31, 2018, our fixed-rate one-to-four family mortgage loan portfolio totaled $368.8 million, or 24.6% of our gross loan portfolio.

Our one-to-four family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years, with payments due monthly.  Our ARM loans generally provide for specific minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment on the interest rate over the rate in effect on the date of origination.  As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds.  In order to remain competitive in our market areas, we sometimes originate ARM loans at initial rates below the fully indexed rate.  ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s required payments increase, which may increase the potential for default.  Our payment history for ARM loans has not been substantially different from fixed rate loans.  See “Asset Quality - Non-performing Assets” and “Classified Assets.”  At December 31, 2018, our one-to-four family ARM loan portfolio totaled $99.7 million, or 6.6% of our gross loan portfolio.

Construction-permanent loans on one-to-four family residential properties are obtained through referral business with builders, from walk-in customers and through referrals from realtors and architects.  The applicant must submit complete plans, specifications and costs of the project to be constructed, which, along with an independent appraisal, are used to determine the value of the subject property.  Loans are based on the lesser of the current appraised value and/or the cost of construction, including the land and the building.  We generally conduct regular inspections of the construction project being financed.  Residential construction loans are done with one closing for both the construction period and the long-term financing. Loans are generally granted with a construction period between six and 12 months. During the construction phase, the borrower generally pays interest only on a monthly basis, and the loan is automatically converted to amortizing payments upon completion of the construction.  Single family construction loans with loan-to-value ratios over 80% usually require private mortgage insurance.

Consumer Open End and Junior Liens.  At December 31, 2018, our consumer loans on residential properties, including home equity lines of credit and subordinate home improvement loans, totaled $77.1 million, or 5.1% of our gross loan portfolio.  Unused home equity lines of credit totaled $97.2 million at December 31, 2018. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan.  The term to maturity on our home equity and home improvement loans may be up to 15 years. Most home equity lines of credit have a maximum term to maturity of 20 years and require a minimum monthly payment based on the outstanding loan balance per month, which amount may be re-borrowed at any time during the first ten years.  A limited number of home equity lines of credit are approved with monthly payments of accrued interest only.  Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

Commercial Real Estate Lending.  We offer a variety of commercial real estate (“CRE”) loans for acquisition and renovation.  These loans are secured by the real estate and improvements financed, and the collateral ranges from industrial and commercial buildings to churches, office buildings and multi-family housing complexes.  We also have a limited amount of farm loans.  At December 31, 2018, commercial real estate loans, including multi-family, totaled $485.8 million, or 32.4% of our gross loan portfolio. During fiscal year 2018, we increased commercial real estate loan originations 59.4% to $75.3 million from $47.3 million in 2017.

Our loans secured by commercial real estate are originated with either a fixed or adjustable interest rate.  The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower.  Loan-to-value ratios on our commercial real estate loans typically do not exceed 80% of the appraised value, as of origination, of the property securing the loan.  These loans typically require monthly payments, are fully amortizing and generally have maximum amortizations of 20 years. Loans with amortizations over 20 years require a loan-to-value ratio of 75% or less.

Loans secured by commercial real estate are underwritten based on the income-producing potential of the property and the financial strength of the borrower.  For income-producing properties, net operating income must be sufficient to cover the payments related to the outstanding debt.  Owner-occupied CRE loans are underwritten based on the borrower’s ability to generate cash flow sufficient to repay the loan.  We may require personal guarantees of the borrowers in addition to the real estate as collateral for such loans.  We also generally require an assignment of rents or leases in order to be assured that the cash flow from the real estate can be used to repay the debt.  Appraisals on properties securing commercial real estate loans are performed by qualified independent appraisers approved by MutualBank’s Board of Directors, consistent with regulatory requirements.  See “Loan Originations, Purchases, Sales and Repayments” in this Item 1.  In order to monitor the adequacy of cash flows on CRE loans, the borrower is required to provide periodic financial information for loans in excess of $350,000.

Loans secured by commercial real estate are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans.  Commercial real estate loans typically involve large balances to single borrowers or groups of related borrowers.  Because payments on loans secured by commercial real estate are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.  See “Asset Quality - Non-performing Assets” in this Item 1.

Construction and Development Lending.  MutualBank makes a variety of commercial loans for the purpose of construction or development of commercial real estate.

Existing residential development loans are typically provided on property located within our market areas and are granted to developers and builders with previous borrowing experience with MutualBank.  Financing of a development may include funding of land acquisition and development costs for lots as well as individual construction loans for speculative or pre-sold homes.  New activity in residential development and construction lending has been limited by economic conditions for the past several years. We also provide construction-permanent financing for owner-occupied commercial properties for our business customers in our market areas as well as some income-producing property to established borrowers.  We have a limited number of commercial real estate development loans.  At December 31, 2018, we had $53.3 million in construction and development loans outstanding, representing 3.6% of our gross loan portfolio.

Loans financing land development may include funding the acquisition of the land, the infrastructure and lot sales.  Development loans are secured by real estate and repaid through proceeds from the sale of lots.  The maximum loan amount should not exceed 75% of the appraised value and projected lot sales should show full payout within 24‑36 months of each phase being financed.  Where the development loan is to be repaid through lot sales to third parties, the loan should be paid in full when no more than 80% of the lots in the phase or development are sold. Release payments should not be less than 85% of the net sales proceeds, or 125% of the original committed amount per lot, whichever is greater.

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

Other Consumer Lending.  Consumer loans, other than those secured by real estate, generally have shorter terms to maturity and carry higher rates of interest than residential mortgage loans.  This reduces our exposure to interest rate risk on these loans. In addition, consumer loan products help to expand and create stronger ties to our customer base by increasing the number of customer relationships and providing cross-marketing opportunities.  We offer a variety of secured consumer loans, including auto, boat and recreational vehicle loans, and loans secured by savings deposits.  We also offer credit cards and unsecured consumer loans.  We originate consumer loans both in our market area through our financial centers and throughout Indiana as well as making consumer loans to customers residing in contiguous states through our indirect lending program.  We employ credit scoring models for these types of consumer loan applications.  These models evaluate credit and application attributes, with a review of the borrower’s employment and credit history and an assessment of the borrower’s ability to repay the loan.  Consumer loans may entail greater risk than one-to-four family residential mortgage loans, especially consumer loans secured by rapidly depreciable assets, such as automobiles, boats and recreational vehicles.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by economic downturn, job loss, divorce, illness or personal bankruptcy.  At December 31, 2018, our consumer loan portfolio, excluding real estate secured loans, totaled $267.2 million, or 17.8% of our gross loan portfolio.

At December 31, 2018, auto loans totaled $43.7 million, or 2.9% of our gross loan portfolio.  Auto loans may be written for up to six years and usually have a fixed rate of interest.  Loan-to-value ratios are up to 100% of the MSRP or 120% of invoice for new autos and 110% of value on used cars, based on valuation from official used car guides.  Loans for boats and recreational vehicles totaled $216.6 million at December 31, 2018, or 14.4% of our gross loan portfolio.  Approximately $107.6 million of auto, boat and recreational vehicle loans originated during 2018 were originated indirectly through dealers and retailers.  At December 31, 2018, auto, boat and recreational vehicle loans originated indirectly through dealers and retailers were $224.9 million compared to $162.4 at December 31, 2017, an increase of 38.5%. We generally buy indirect auto, boat and recreational vehicle loans on a rate basis, paying the dealer a cash payment for loans with an interest rate in excess of the rate we require.  This premium is amortized over the remaining life of the loan.  As specified in written agreements with these dealers, if a loan prepays or is charged-off within the first six months, the remaining premium is charged to future amounts owed to that dealer. If the dealer stops doing business with us, there is no longer a dealer reserve or other guarantee of payment required.

Commercial Business Lending.  At December 31, 2018, commercial business loans totaled $149.4 million, or 10.0% of our gross loan portfolio.  Most of our commercial business loans have been extended to finance businesses in our market area.  Credit accommodations extended include lines of credit for working capital needs, term loans to purchase capital goods and real estate, development lending to foster residential, business and community growth and agricultural lending for inventory and equipment financing.

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

Loan Originations, Purchases, Sales and Repayments.  We originate loans through referrals from real estate brokers and builders, our marketing efforts, our existing and walk-in customers, and through our subsidiary, Summit Mortgage, Inc. Historically, we have originated many of our non-real estate consumer loans through relationships with dealerships in Indiana.  While we originate adjustable-rate and fixed-rate loans, our ability to originate loans depends upon customer demand for loans in our market areas.  Demand is affected by local competition, interest rate environment and general market conditions.  During the last several years, due to low market rates of interest, our dollar volume of fixed-rate, one-to-four family loans has exceeded the dollar volume of the same type of adjustable-rate loans.  As part of our interest rate risk management efforts, we typically sell our fixed rate, one-to-four family residential loans, with terms equal to or greater than 15 years, on the secondary market.  In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of loans may be substantially reduced or restricted, with a resultant decrease in interest income.

The Company originates consumer loans, other than loans secured by real estate, in Indiana and contiguous states through our indirect lending program.  The indirect lending consumer portfolio consists of loans for autos, boats and recreational vehicles.

During the year ended December 31, 2018, we sold $122.3 million of one-to-four family mortgage loans on the secondary market to Freddie Mac (“FHLMC”), Federal Home Loan Bank of Indianapolis (“FHLBI”) and other investors.  As part of our interest rate risk management, the Company chose to sell these loans and recognized a gain on sale of $3.1 million.  Servicing was retained on all loans originated through MutualBank but not through our subsidiary, Summit Mortgage.

The following table shows our loan origination, purchase, sale and repayment activities for the years indicated.

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Originations by type
Adjustable rate
Real estate
Commercial	$71,029	$43,783	$57,026
Commercial construction and development	3,587	1,827	190
Consumer closed end first mortgage	10,763	10,833	14,790
Consumer open end and junior liens	14,413	15,002	16,732
Non-real estate
Consumer	233	143	266
Commercial and industrial	11,042	3,629	6,609
Total adjustable-rate	111,067	75,217	95,613
Fixed Rate
Real estate
Commercial	4,320	3,488	13,412
Commercial construction and development	277	171	10
Consumer closed end first mortgage	176,151	176,414	219,714
Consumer open end and junior liens	4,479	3,536	3,263
Non-real estate
Consumer	131,431	75,750	64,446
Commercial and industrial	11,686	11,413	11,163
Total fixed-rate	328,344	270,772	312,008
Total loans originated	439,411	345,989	407,621

Purchases
Real estate
Consumer closed end first mortgage	155	225	183
Total loans purchased	155	225	183

Loans acquired in Universal acquisition	252,431	-	-

Total additions	691,997	346,214	407,804

Sales and Repayments
Sales
Real estate
Consumer closed end first mortgage	122,324	134,367	152,067
Total loans sold	122,324	134,367	152,067

Principal repayments	261,672	195,457	168,956

Total reductions	383,996	329,824	321,023

Increase (decrease) in other items, net	6,903	(5,752)	2,135

Net increase	$314,904	$10,638	$88,916

Asset Quality

Collection Procedures.  When a borrower fails to make a payment on a mortgage loan on or before the default date, a late charge and delinquency notice is mailed.  All delinquent accounts are reviewed by a loss mitigation counselor, who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due.  If the loan becomes 30 days delinquent, the loss mitigation counselor will generally contact the borrower by phone or send a letter to the borrower in order to identify the reason for the delinquency.  Once the loan becomes 60 days delinquent, the borrower is asked to pay the delinquent amount in full or establish an acceptable repayment plan to bring the loan current.  Prior to foreclosure, a drive-by inspection is made to determine the condition of the property.  If the account becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, a collection officer will generally refer the account to legal counsel, with instructions to prepare a notice of intent to foreclose.  The notice of intent to foreclose allows the borrower up to 30 days to bring the account current.  During this 30‑day period, the loss mitigation counselor may accept a repayment plan from the borrower that would bring the account current prior to foreclosure.

For consumer loans, a similar collection process is followed, with the initial written contact being made once the loan is 20 days past due.

Commercial loan relationships exceeding $350,000 are reviewed on a regular basis by the commercial credit department.  Larger relationships are monitored through a system of internal and external loan review.  All relationships that are deemed to warrant special attention are monitored at least quarterly.  Individual commercial officers maintain communication with borrowers and recommend action plans to a Loan Quality Review committee which meets monthly to discuss credits graded Special Mention or worse.  The Asset Classification committee meets quarterly and establishes specific allocations, based on appraisals or discounted cash flow analysis, for relationships that are deemed to be under-collateralized and at risk of non-payment.  Collection and loss mitigation efforts are a cooperative effort between the Commercial Loan Department and the Risk Management Division.

Delinquent Loans.  The following table sets forth, as of December 31, 2018, the amounts and categories of delinquent loans less than 90 days delinquent that were still accruing interest.

	Accruing Loans Delinquent For
	30 to 59 Days	60 to 89 Days
	(Dollars in thousands)
Real estate
Commercial	$1,145	$536
Commercial construction and development	4,633	-
Consumer closed end first mortgage	7,626	1,294
Consumer open end and junior liens	309	106
Consumer loans	2,435	571
Commercial and industrial	617	93
Total	$16,765	$2,600
Total as a percent of total loans	1.1%	0.2%

See Note 6 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10‑K for additional information about our past due loans.

Non-performing Assets.  The table below sets forth the amounts and categories of non-performing assets at the dates indicated.  Generally, loans are placed on non-accrual status when the loan becomes more than 90 days delinquent or sooner when collection of interest becomes doubtful.  At December 31, 2018, we had troubled debt restructurings totaling $3.3 million, $694,000 of which were included in non-accruing loans.  Troubled debt restructurings involve forgiving a portion of interest or principal or making other adjustments to assist a borrower who is unable to meet the original terms of the loan.  These restructurings are included in non-accruing loans until they perform according to the modified terms for six months. Then, if continued payments under the modified terms are deemed probable, and it is anticipated all principal will be recovered, they are removed from non-accrual status.  Foreclosed assets include assets acquired in settlement of loans.

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Non-accruing loans(1):
Real estate:
Commercial real estate	$4,782	$1,107	$912	$2,356	$2,023
Commercial construction and development	62	-	-	-	209
Consumer closed end first mortgage	2,777	3,409	3,626	3,592	3,499
Consumer open end and junior liens	273	309	335	783	658
Total real estate loans	7,894	4,825	4,873	6,731	6,389

Other loans:
Consumer	604	236	253	148	218
Commercial and industrial	91	159	18	25	605
Total other loans	695	395	271	173	823
Total non-accruing loans	8,589	5,220	5,144	6,904	7,212

Accruing loans delinquent 90 days or more:
Real estate:
Consumer closed end first mortgage	517	31	237	267	226
Consumer open end and junior liens	-	-	-	-	-
Total	517	31	237	267	226

Total nonperforming loans	9,106	5,251	5,381	7,171	7,438

Other real estate owned and repossessed assets:
Real estate:
Commercial real estate	682	-	215	62	1,366
Construction and development	-	-	-	974	34
Consumer closed end first mortgage	541	251	502	906	1,429
Other loans:
Consumer	790	331	481	513	476
Commercial business	-	151	-	-	-
Total	2,013	733	1,198	2,455	3,305

Total non-performing assets	$11,119	$5,984	$6,579	$9,626	$10,743
Total as a percentage of total assets	0.54%	0.38%	0.42%	0.65%	0.75%

(1) Includes non-performing troubled debt restructurings.

For the year ended December 31, 2018, gross interest income that would have been recorded had these non-accruing loans been current in accordance with their original terms amounted to $422,000.  The amount included in interest income on these loans for the year ended December 31, 2018, was $270,000.

See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition at December 31, 2018 Compared to December 31, 2017 - Delinquencies and Non-performing Assets” for more information on our nonperforming assets.

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

In connection with the filing of the Bank’s periodic reports in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management’s review, at December 31, 2018, we had classified $22.6 million of the Bank’s assets as substandard or doubtful; $2.0 million in other real estate owned and repossessed assets and $20.6 million in substandard loans.  The total amount classified represented 11.2% of our stockholders’ equity and 1.1% of our assets at December 31, 2018, compared to 11.5% and 1.1%, respectively, at December 31, 2017.  See Note 6 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10‑K for additional information about our classified assets and credit risk profile of our loan portfolio.

Provision for Loan Losses.  We recorded a provision for loan losses during the year ended December 31, 2018 of $2.1 million, compared to $1.2 million for the year ended December 31, 2017 and $850,000 for the year ended December 31, 2016.  The provision for loan losses increased in 2018 primarily due to an increase in the loan portfolio of $137.7 million or 11.8% over the last year, excluding loans held for sale and $177.2 million acquired loans from the Universal acquisition  as of December 31, 2018.  The loan mix has contributed to the increase in provision with commercial and non-real estate consumer loans making up 63.8% of the loan portfolio at the end of 2018 compared to 57.0% as of the end of 2017.  Net charge-offs for both 2018 and 2017 equaled $1.2 million, or 0.09% of total average loans in 2018 compared to 0.10% of total average loans in 2017.  The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Allowance for Loan Losses.”

Allowance for Loan Losses.  We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio.  The allowance is based on ongoing, quarterly assessments of the estimated losses inherent in the loan portfolio.  Our methodology for assessing the appropriateness of the allowance consists of several key elements, including the general allowance and specific allowances for identified problem loans and portfolio segments.  In addition, the allowance incorporates the results of measuring impaired loans as provided in FASB ASC 310, Receivables.  These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.  See Note 6 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10‑K.

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

The allowance for loan losses is based on estimates of losses inherent in the loan portfolio. Actual losses can vary significantly from the estimated amounts.  Our methodology, as described, permits adjustments to any loss factor used in the computation of the general allowance in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio as of the evaluation date are not reflected in the loss factors.  By assessing the probable incurred losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.  Although the economy is stabilizing in the communities we serve and unemployment rates have improved compared to recent years, management has concluded that our allowance for loan losses should be greater than historical loss experience and specifically identified losses might otherwise indicate.  This is due to the increase in higher risk loans like consumer and commercial, as a percentage of total loans.

At December 31, 2018, our allowance for loan losses was $13.3 million, or 0.89% of the total loan portfolio, and approximately 145.9% of total non-performing loans.  Our allowance for loan losses balance increased 7.2% from December 31, 2017. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that are susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.

The following table sets forth an analysis of our allowance for loan losses.

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$12,387	$12,382	$12,641	$13,168	$13,412

Charge-offs:
Commercial	204	161	274	104	289
Mortgage	174	284	420	643	572
Consumer	1,088	967	788	640	1,021
Total charge-offs	1,466	1,412	1,482	1,387	1,882

Recoveries:
Commercial	12	24	85	498	499
Mortgage	18	13	25	34	31
Consumer	210	160	263	203	258
Total recoveries	240	197	373	735	788

Net charge-offs	1,226	1,215	1,109	652	1,094
Provisions charged to operations	2,120	1,220	850	125	850
Balance at end of period	$13,281	$12,387	$12,382	$12,641	$13,168

Ratio of net charge-offs during the period to average loans outstanding during the period	0.09%	0.10%	0.10%	0.06%	0.11%

Allowance as a percentage of non-performing loans	145.85%	235.90%	230.99%	176.28%	177.04%

Allowance as a percentage of total loans (end of period)	0.89%	1.05%	1.06%	1.17%	1.30%

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

Our investment securities currently consist of U.S. Agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal securities and corporate obligations.  Our mortgage-backed securities portfolio currently consists of securities issued under government-sponsored agency programs.  See Note 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10‑K.

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, these securities remain subject to the risk that a fluctuating interest rate environment, along with other factors like the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the mortgage loans and affect both the prepayment speed and value of the securities.

Although the Bank has not had a trading portfolio in recent history, we are permitted by the Board of Directors to have a trading portfolio of up to $5.0 million and to trade up to $2.0 million in these securities at any one time.  At December 31, 2018, however, we did not have a trading portfolio.  See Note 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10‑K.

A majority of MutualBank’s investment portfolio is under the management of its wholly owned subsidiary, Mutual Federal Investment Company.  Mutual Federal Investment Company, a Nevada corporation, holds, services, manages and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to Mutual Federal Investment Company.  Mutual Federal Investment Company’s investment policy, for the most part, mirrors that of the Bank’s.  Mutual Federal Investment Company has hired a third-party investment advisor to manage its securities portfolio, subject to the oversight of its Board of Directors.  At December 31, 2018,  the Company had $370.9 million in consolidated investment securities carried at fair value.  The portfolio is comprised of available for sale securities.  At that date, Mutual Federal Investment Company managed $355.7 million of the total available for sale portfolio.

The following table sets forth the composition of our investment and mortgage-related securities portfolio and our other investments at the dates indicated. The 2018 acquisition of Universal contributed to increases in our investment and mortgage-related securities portfolio and other investments. The acquisition accounted for an increase in investment securities available for sale of $87.8 million and Federal Home Loan Bank stock of $1.6 million. Details regarding the acquisition are discussed in Note 2 of these Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

 As of December 31, 2018, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government, its agencies or government sponsored entities.

	December 31,
	2018		2017		2016
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Investment securities available for sale:
Mortgage-backed securities	$106,094	$104,343	$68,335	$67,798	$92,871	$92,517
Collateralized mortgage obligations	110,994	109,281	88,488	87,250	68,621	68,047
Municipal obligations	153,976	154,896	107,060	110,495	77,474	77,682
Corporate obligations	2,998	2,355	12,966	11,835	12,822	11,667
Total securities available for sale	374,062	370,875	276,849	277,378	251,788	249,913

Investment in limited partnerships	127	N/A	227	N/A	327	N/A
Federal Home Loan Bank stock	13,034	N/A	11,183	N/A	10,925	N/A
Total investments	$387,223	$370,875	$288,259	$277,378	$263,040	$249,913

The following table indicates, as of December 31, 2018, the composition and contractual maturities of our investment securities, excluding Federal Home Loan Bank (“FHLB”) stock.

	Due In
	Less Than	1 to 5	5 to 10	Over	Total
	1 year	Years	Years	10 Years	Investment Securities
	Amortized	Amortized	Amortized	Amortized	Amortized	Fair
	Cost	Cost	Cost	Cost	Cost	Value
	(Dollars in thousands)
Available for sale:
Mortgage-backed securities	$-	$842	$5,817	$99,435	$106,094	$104,343
Collateralized mortgage obligations	-	-	5,110	105,884	110,994	109,281
Municipal obligations	500	390	21,734	131,352	153,976	154,896
Corporate obligations	-	-	-	2,998	2,998	2,355
	$500	$1,232	$32,661	$339,669	$374,062	$370,875

Weighted average yield	4.85%	3.74%	3.03%	3.00%	3.01%

MutualBank conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment (“OTTI”) has occurred.  Economic models are used to determine whether an other-than-temporary impairment has occurred on these securities.  While all securities are considered, the securities primarily impacted by other-than-temporary impairment testing are private-label mortgage-backed securities and trust preferred securities.  During the years ended December 31, 2018, 2017 and 2016 we did not recognize any OTTI on our investments.  No securities in the portfolio were non-performing as of December 31, 2018.  The remaining trust preferred security was priced using a discounted cash flow analysis as of December 31, 2018.

The Bank’s trust preferred security valuation was prepared by an independent third party.  Their approach for determining fair value involved several steps including: (1) a detailed credit and structural evaluation of each piece of collateral in the trust preferred security;  (2) collateral performance projections for each piece of collateral in the trust preferred security; (3) terms of the trust preferred structure, as laid out in the indenture; and (4) discounted cash flow modeling.

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

Pooled Trust Preferred Securities.  The Bank has invested in  a pooled trust preferred security.  At December 31, 2018, the current book value of our pooled trust preferred security was $3.0 million.  The original par value of these securities was $3.0 million.  The pooled trust preferred security owned was performing as agreed during 2018.  As of December 2018, current Moody’s ratings for this bond was B3. The pooled trust preferred security owned by the Bank is exempt from the Volcker Rule.

The following table provides additional information related to the Bank’s investment in a pooled trust preferred security as of December 31, 2018.

									Total			Excess
									Number			subordination
								Number of	of Banks	Actual	Total	(after taking
								Banks /	and	Deferrals/	Projected	into account
								Insurance	Insurance	Defaults	Defaults	best estimate
						Realized		Cos.	Cos. In	(as a % of	(as a % of	of future
		Original	Book	Fair	Unrealized	Losses	Lowest	Currently	Issuance	original	performing	deferrals/
Deal Name	Class	Par	Value	Value	Loss	2018	Ratings	Performing	(Unique)	collateral)	collateral) (1)	defaults) (2)
(Dollars in Thousands)
U.S. Capital Funding I	B1	$3,000	$2,998	$2,355	$(643)	$-	Caa1	24	26	7.95%	5.78%	6.69%

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

Deposits.  We offer deposit accounts to consumers and businesses having a wide range of interest rates and terms.  Our deposits consist of savings deposit accounts, NOW and demand accounts and certificates of deposit.  We solicit deposits in our market areas as well as online through our internet banking product.  The Bank participates in services through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit services.  Reciprocal ICS and CDARs deposit accounts are no longer classified as brokered deposits as of 2018.  The Bank both purchases CDARS and ICS deposits and participates in reciprocal CDARS and ICS deposit services for our customers.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.  Occasionally we will accept brokered deposits from a deposit broker.  At December 31, 2018, our brokered deposits totaled $120.5 million, or 7.9% of total deposits, with an average interest rate of 2.29% and a 0.56 year weighted-average maturity.

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

The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2018, we were in compliance with these reserve requirements.

The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered at the dates indicated. The 2018 acquisition of Universal contributed to increases in our deposits, resulting in an increase in deposits of $315.2 million. Details regarding the acquisition are discussed in Note 2 of these Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

	December 31,
	2018		2017		2016
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Transactions and savings deposits:
Noninterest bearing accounts	$259,909	17.11%	$194,134	16.15%	$178,046	15.44%
Interest-bearing NOW and demand accounts	408,135	26.86	330,821	27.52	292,977	25.40
Savings accounts	182,346	12.00	138,348	11.51	136,314	11.82
Money market accounts	180,395	11.88	167,574	13.94	173,305	15.03
Total non-certificates	1,030,785	67.85	830,877	69.12	780,642	67.69

Certificates:
0.00 - 1.99%	250,358	16.48	302,734	25.19	312,498	27.09
2.00 - 3.99%	238,082	15.67	68,423	5.69	60,240	5.22
4.00 - 5.99%	-	0.00	-	0.00	2	0.00
Total certificates	488,440	32.15	371,157	30.88	372,740	32.31
Total deposits	$1,519,225	100.00%	$1,202,034	100.00%	$1,153,382	100.00%

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2018.

	0.00 -	2.00 -	4.00 -		Percent
	1.99%	3.99%	5.99%	Total	of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2019	$47,979	$47,774	$-	$95,753	19.60%
June 30, 2019	55,812	23,959	-	79,771	16.33
September 30, 2019	28,263	13,593	-	41,856	8.57
December 31, 2019	23,011	35,996	-	59,007	12.08
March 31, 2020	22,442	10,244	-	32,686	6.69
June 30, 2020	26,291	11,964	-	38,255	7.83
September 30, 2020	8,676	15,720	-	24,396	4.99
December 31, 2020	6,070	19,577	-	25,647	5.25
March 31, 2021	2,713	11,020	-	13,733	2.81
June 30, 2021	3,194	491	-	3,685	0.75
September 30, 2021	2,756	6,474	-	9,230	1.89
December 31, 2021	2,634	6,362	-	8,996	1.84
Thereafter	20,517	34,908	-	55,425	11.35
Total	$250,358	$238,082	$-	$488,440	100.00%

Percent of total	51.26%	48.74%	-%	100.00%

The following table indicates, as of December 31, 2018, the amount of our certificates of deposit by time remaining until maturity.

	Maturity
	3 Months	Over 3 to	Over 6 to	Over
	or Less	6 Months	12 Months	12 Months	Total
	(Dollars in thousands)
Certificates of deposit less than $100,000	$20,712	$30,162	$40,768	$100,847	$192,489
Certificates of deposit of $100,000 or more	15,246	23,823	41,025	75,410	155,504
Brokered deposits	49,339	13,609	17,251	30,291	110,490
Public Funds (1)	10,456	12,177	1,819	5,505	29,957
Total certificates of deposit	$95,753	$79,771	$100,863	$212,053	$488,440

(1)	Deposits from governmental and other public entities.

Borrowings.  We also utilize borrowings as a source of funds, especially when they are less costly than deposits and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals.  Our borrowings historically have consisted of advances from the FHLBI.  See Notes 14 and 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10‑K.

We may obtain advances from the FHLBI upon the pledging of certain collateral.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features.  At December 31, 2018 we had $292.5 million in FHLB advances outstanding.  Based on current collateral levels, we could borrow an additional $11.0 million from the FHLB at prevailing interest rates. Additional assets were available to collateralize if the need would have arisen.  In order to have access to FHLB advances, we are required to own stock in the FHLBI.  At December 31, 2018, we had $13.0 million in FHLB stock.

We also are authorized to borrow from the Federal Reserve Bank of Chicago’s “discount window.”  We have never borrowed from the Federal Reserve Bank and currently do not have any assets pledged to them for borrowing.

The Bank also has four fed fund lines totaling $65.0 million.  There was no outstanding balance on any of these lines as of December 31, 2018.

The Company acquired $5.0 million of subordinated debentures in the 2008 acquisition of another financial institution.  The net balance of these securities as of December 31, 2018 was $4.2 million due to the purchase accounting adjustment made at the time of the acquisition.  The securities bear the prevailing three-month LIBOR rate plus 170 basis points.  The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.  These securities mature on September 15, 2035.

The Company also acquired $5.0 million of subordinated debentures in the acquisition of Universal during 2018. The net balance of these securities as of December 31, 2018 was $4.0 million due to the purchase accounting adjustment made at the time of the acquisition.  The securities bear the prevailing three-month interest rate of LIBOR plus 169 basis points.  The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.  These securities mature on October 7, 2035.

The Company borrowed $10.0 million in two $5.0 million term notes from First Tennessee Bank, N.A. to use in the acquisition of Universal. These loans had a combined balance of $9.7 million at December 31, 2018. The fixed rate term note had a balance of $4.7 million and matures 5 years from the date of issuance, or February 28, 2023. This term note bears a fixed rate of interest of 4.99% per annum and requires quarterly principal payments, which began March 31, 2018. The variable rate term note matures 5 years from the date of issuance, or February 28, 2023. This term note bears a rate of interest of the prevailing three-month LIBOR rate plus 195 basis points, which was 4.35% at December 31, 2018. The Company has the right to redeem either note at any time, in whole or in part, without penalty.

The following table sets forth, for the years indicated, the maximum month-end balance and average balance of FHLB advances and other borrowings.

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Maximum Balance:
FHLB advances	$292,731	$240,591	$243,817
Other borrowings	20,000	4,232	10,312

Average Balance:
FHLB advances	$248,759	$221,932	$230,329
Other borrowings	17,503	4,211	8,421

The following table sets forth certain information as to our borrowings at the dates indicated.

	December 31,
	2018	2017	2016
	(Dollars in thousands)
FHLB advances	$292,497	$217,163	$240,591
Other borrowings	17,988	4,232	4,189
Total borrowings	$310,485	$221,395	$244,780

Weighted average interest rate of FHLB advances	2.13%	1.72%	1.53%
Weighted average interest rate of other borrowings(1)	4.58%	3.29%	2.66%

(1)	Our other borrowings include subordinated debtentures as of December 31, 2018.

Trust and Financial Services

MutualWealth and MutualFinancial are the wealth management and investment services divisions of the Bank that provide a variety of fee-based financial services, including trust and estate administration, investment management services,  life insurance, broker advisory services, retirement plan administration and private banking services, in our market areas.  Trust services are provided to both individual and corporate customers, including personal trust and agency accounts, employee benefit plans and corporate bond trustee accounts. The market value of managed and non-managed fiduciary assets at December 31, 2018 were $361.5 million and $133.5 million, respectively.  These activities provide a significant source of fee income to the Company and in 2018 constituted 24.9% of the Company’s non-interest income.

Subsidiary and Other Activities

The Company, as a bank holding company that has elected to be treated as a financial holding company, is allowed to engage in activities and invest in subsidiaries as authorized by Federal law and the regulations of the FRB.  At December 31, 2018, the Company had an active captive insurance company, MutualFirst Risk Management, Inc. and another subsidiary, Mutual Risk Advisors, an information security consulting firm.

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

At December 31, 2018, MutualBank had an active investment subsidiary, Mutual Federal Investment Company, which is a Nevada corporation that holds and manages a portion of MutualBank’s investment portfolio.  As of December 31, 2018, the market value of securities managed was $355.7 million.  Mutual Federal Investment Company has one active subsidiary, Mutual Federal REIT, Inc., which is a Maryland corporation holding approximately $48.1 million in consumer closed end first mortgage loans.

The Bank had one other active subsidiary as of December 31, 2018.  Summit Service Corporation which controls the 100% wholly owned active subsidiary, Summit Mortgage, Inc., which is an Indiana corporation that originates and sells consumer closed end first mortgage loans.  As of December 31, 2018, Summit Mortgage had $3.1 million in loans held for sale.

Employees

At December 31, 2018, we had a total of 485 full-time and 43 part-time employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

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

Set forth below is a brief description of certain laws and regulations that apply to us.  This description, as well as other descriptions of laws and regulations contained in this Form 10‑K, is not complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress and the Indiana General Assembly that may affect our operations.  In addition, the regulations governing the Company and the Bank may be amended from time to time by the IDFI, FDIC, CFPB, FRB or SEC, as appropriate.  Legislation enacted in 2018 and summarized below may reduce some of the burden’s associated with the implementation of the Dodd-Frank Act, but the actual impact of the policies related to the Dodd Frank Act reforms is impossible to predict with any certainty.

2018 Regulatory Reform.  In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Act”) was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act.  While the Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion.  Many of these changes could result in meaningful regulatory relief for community banks such as MutualBank.

The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent to replace the leverage and risk-based regulatory capital ratios.  The Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy statement” by raising the maximum amount of assets a qualifying holding company may have from $1.0 billion to $3.0 billion.  This expansion also excludes such holding companies from the minimum capital requirement of the Dodd-Frank Act.  In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict when or how any new standards under the Act will ultimately be applied to us or what specific impact the Act and the yet to be written implementing rules and regulations will have on community banks.

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

The Bank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government.  The basic deposit insurance level is $250,000 per each separately insured depositor, as defined in FDIC regulations.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  Our deposit insurance premiums for the year ended December 31, 2018 were $898,000.  The FDIC’s premiums may increase if the Bank’s regulatory capital or supervisory ratings deteriorate.

In accordance with the Dodd-Frank Act, the FDIC has issued regulations setting insurance premium assessments based on an institution’s total assets minus its Tier 1 capital instead of its deposits.  The Bank’s FDIC premiums are based on its supervisory ratings and certain financial ratios.  Federal law requires that the reserve ratio of the FDIC deposit insurance fund be at least 1.35% by September 2020. On September 30, 2018, the Deposit Insurance Fund Reserve Ratio reached 1.36%, exceeding the required minimum reserve ratio. This provides for depository institutions with total consolidated assets of $10 billion or less to receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%.

The FDIC may prohibit the Bank from engaging in any activity that it determines by regulation or order to pose a serious risk to the deposit insurance fund and may terminate our deposit insurance if it determines that we have engaged in unsafe or unsound practices or are in an unsafe or unsound condition.

Regulatory Capital Requirements.  MutualBank is required to maintain a minimum level of regulatory capital.  The FDIC has established capital standards for the Bank.  The FDIC also may impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.  Financial institutions are expected to maintain a level of capital adequate with the risk profile assigned to their assets in accordance with the guidelines. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Capital Resources” for information on the Bank’s compliance with these capital requirements.

The current capital regulations of the FDIC became effective at the beginning of 2015 (with some changes phased in over several years).  The capital regulations establish required minimum ratio for common equity Tier 1 (“CET1”) capital, Tier 1 capital and total capital and the minimum leverage ratio; establish risk-weightings for assets and certain off-balance sheet items for purposes of the risk-based capital ratios; require an additional capital conservation buffer over the minimum risk-based capital ratios; and define what qualifies as capital for purposes of meeting the capital requirements.

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

Section 201 of the Act requires the Federal banking agencies to promulgate a rule establishing a new “Community Bank Leverage Ratio” of 8%-10% for depository institutions and depository institution holding companies, with less than $10 billion in total consolidated assets. If such a depository institution or holding company maintains tangible equity in excess of this leverage ratio, it would be deemed to be in compliance with (1) the leverage and risk-based capital requirements promulgated by the Federal banking agencies; (2) in the case of a depository institution, the capital ratio requirements to be considered “well capitalized” under the Federal banking agencies’ “prompt corrective action” regime; and (3) “any other capital or leverage requirements to which the depository institution or holding company is subject, in each case unless the appropriate Federal banking agency determines otherwise based on the particular institution’s risk profile. In carrying out these requirements, the Federal banking agencies are required to consult with State banking regulators and notify the applicable State banking regulator of any qualifying community bank that exceeds or no longer exceeds the Community Bank Leverage Ratio.

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

Federal Securities Laws.  The common stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Therefore, the Company is subject to the reporting, information disclosure, proxy solicitation, insider trading limits and other requirements imposed on public companies by the SEC under the Exchange Act.  This includes limits on sales of stock by certain insiders and the filing of insider ownership reports with the SEC.  The SEC and Nasdaq have adopted regulations under the Sarbanes-Oxley Act of 2002 that apply to the Company as a Nasdaq-

traded, public company, which seek to improve corporate governance, provide enhanced penalties for financial reporting improprieties and improve the reliability of disclosures in SEC filings.

Federal Taxation

General.  We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to us. MutualFirst’s federal income tax returns have been closed without audit by the IRS through its year ended December 31, 2014.  MutualFirst and MutualBank will file a consolidated federal income tax return for fiscal year 2018.

Tax Cuts and Jobs Act (“Tax Act”).  The Tax Act was enacted on December 22, 2017 reducing the Company’s  federal corporate tax rate from 34% to 21%, effective January 1, 2018.  For deferred tax assets and liabilities, amounts were remeasured based on the rates expected to reverse in the future, which is now 21%. Based on this new law, we recorded an additional tax expense of $2.0 million due to the revaluation of the company’s deferred tax asset in 2017.  The Tax Act repealed the corporate Alternative Minimum Tax (“AMT”) and as a result a portion of the Company’s AMT credit carryover from prior years will be refundable beginning in 2018. The effective tax rate for 2018 was 13.6% compared to 35.6% for 2017 primarily due to the reduction of the corporate tax rate to 21% and the one-time deferred tax revaluation.

Taxable Distributions and Recapture.  Prior to 1998, bad debt reserves created prior to the year ended December 31, 1997 were subject to recapture into taxable income if MutualBank failed to meet certain thrift asset and definitional tests.  Federal legislation eliminated these thrift recapture rules.  However, under current law, pre‑1988 reserves remain subject to recapture should MutualBank make certain non-dividend distributions or cease to maintain a bank charter.

Minimum Tax.  For tax years beginning after December 31, 2018, corporate alternative minimum tax is repealed.  The prior year minimum tax credit is allowed to continue to offset the taxpayer’s regular tax liability for any tax year. For tax years beginning after 2017 and before 2022, the prior year minimum tax credit would be refundable in an amount equal to 50% (100% for tax years beginning in 2021) of the excess of the credit for the tax year over the amount of the credit allowable for the year against regular tax liability.  MutualBank has $505,000 available as minimum tax credits for carryover, as of December 31, 2018.

Corporate Dividends-Received Deduction.  MutualFirst may eliminate from its income dividends received from MutualBank as a wholly owned subsidiary of MutualFirst if it elects to file a consolidated return with MutualBank.  The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payer of the dividend.  Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 50% of dividends received or accrued on their behalf.

State Taxation

MutualBank is subject to Indiana’s financial institutions tax, which is imposed at a flat rate as of December 31, 2018, of 6.5% on “adjusted gross income” apportioned to Indiana.  “Adjusted gross income,” for purposes of the financial institutions tax, begins with taxable income as defined by Section 63 of the Internal Revenue Code and incorporates federal tax law to the extent that it affects the computation of taxable income.  Federal taxable income is then adjusted by several Indiana modifications including only considering members of the combined group which have Indiana nexus.  Indiana legislature started reducing the financial institutions tax from 8.5% to 6.5% in 0.5% increments over a four year period that commenced in 2014. The financial institutions tax rate will decrease from 6.5% to 6.0% in 0.25% increments over a two year period that commenced beginning in 2019. The full rate reduction to 4.9% will be phased in fully by 2023.

Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.  The Company is subject to a Michigan business tax on apportioned capital employed in the state of Michigan.  The Company also files the Pennsylvania Bank & Trust Company shares and loans tax report.  Ultimately, this tax is based on apportioned adjusted capital in the state of Pennsylvania. The Company evaluates potential tax liabilities in other states, as well.

Internet Website

We maintain a website with the address of www.bankwithmutual.com.  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10‑K.  This Annual Report on Form 10‑K and our other reports, proxy statements and other information, including earnings press releases, filed with the SEC are available on that website through a link to the SEC’s website at “About Us - Investor Relations - SEC Filings.”  For more information regarding access to these filings on our website, please contact our Corporate Secretary, MutualFirst Financial, Inc., 110 E. Charles Street, Muncie, Indiana, 47305‑2400; telephone number (765) 747‑2800.

Item 1A.  Risk Factors

The following are certain risk factors that could impact our business, financial results and results of operations. Investing in our common stock involves risks, including those described below.  These risk factors should be considered by prospective and current investors in our common stock when evaluating the disclosures in this Annual Report on Form 10‑K (particularly the forward-looking statements).  These risk factors could cause actual results and conditions to differ materially from those projected in forward-looking statements.  If any of the events in the following risks actually occur, or if additional risks and uncertainties not presently known to us or that we believe are immaterial do materialize, then our business, financial condition or results of operations could be materially adversely impacted. In addition, the trading price of our common stock could decline due to any of the events described in these risks.

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

Substantially all of our loans are located in Indiana, which was impacted by the recession more severely than the national average.  Our primary market area before the Universal acquisition, which consisted of Allen, Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana and Berrien county in Michigan, has experienced limited population growth of 0.64% from 2000 through 2010.

This data from the census bureau reflects population increases in our northern region market of 2.02% compared to the reduction in population of our central region of 3.04%.  The Universal acquisition expanded our primary market area into Greene, Hamilton, Jackson, Johnson, Knox, Lawrence and Monroe counties in Indiana. Unemployment levels in our market areas in Indiana historically have been above the state and federal averages but have been below the state and federal level over the last three years. According to data published by the Bureau of Labor Statistics of the United States Department of Labor, the national unemployment rate for the United States at December 31, 2018 was 3.7% (not seasonally adjusted) compared to an average rate of 3.1% (not seasonally adjusted) for our market areas in Indiana. See “Item 1 - Business - Market Area.”

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

The anticipated benefits and cost savings of the merger of the Company and Universal Bancorp, which was completed during the first quarter 2018, may not be realized.

The anticipated benefits and cost savings as a result of the merger, depend, in part, on our ability to continue to successfully combine the businesses of MutualFirst and Universal.  It continues to be possible that the integration process could result in the loss of key employees or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Due to the possibility of future difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

A substantial portion of our assets consist of various types of loans that carry varying levels of credit and interest rate risk and that are sensitive to changes in the local and national economies.

Loans Secured by Residential Property.  At December 31, 2018, $545.6 million, or 36.3% of our total loan portfolio, was secured by one-to-four family residential property, including loans held for sale and home equity loans and home equity lines of credit.  This type of lending is generally sensitive to regional and local economic conditions that impact the ability of borrowers to meet their loan payment obligations.  Although we continue to see recovery in the market areas we serve, the decline in residential real estate values as a result of the last downturn in the Indiana housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we could incur losses if borrowers default on their loans.  In addition, borrowers seeking to sell their homes may find that they cannot sell their properties for an amount equal to or greater than the unpaid principal loan balance.  These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

Commercial Real Estate, Construction and Development and Commercial Business Loans.  At December 31, 2018, $688.5 million, or 45.9% of our total loan portfolio, consisted of commercial real estate, construction and development and commercial business loans to small and mid-sized businesses, predominantly in our primary market area, which are the types of businesses that have a heightened vulnerability to local economic conditions.  At December 31, 2018, our loan portfolio included $53.3 million of commercial construction and development loans, $485.8 million of commercial real estate loans and $149.4 million of commercial business loans compared to $28.2 million, $318.7 million and $131.1 million for construction and development, commercial real estate and business loans, respectively, at

December 31, 2017.  Because we have seen growth in the credit risk of the portfolio in 2018 primarily due to the increased percentage of our total loan portfolio in these types of loans, a decline in property values and other market impacts could lead to an increase in non-performing loans.  See “Item 1 - Business of MutualBank - Asset Quality - Non-Performing Assets.”

The credit risk related to these types of loans is considered to be greater than the risk related to one-to-four family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the borrowers’ business and the real estate securing the loans as collateral, which can be significantly affected by economic conditions.  Any delinquent payments or the failure to repay these loans would hurt our earnings.  Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.  Several of our commercial borrowers have more than one commercial real estate or business loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to any one-to-four family residential mortgage loan.  Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, is typically longer than a one-to-four family residential property because there are fewer potential purchasers of the collateral.  If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Non-Residential Consumer Loans.  At December 31, 2018, $267.2 million, or 17.8% of our total loan portfolio consisted of consumer loans, of which $43.7 million consisted of automobile loans, $216.6 million consisted of boat/RV loans and $6.9 million consisted of other consumer loans, including unsecured lines of credit.  Generally, we consider these types of loans to involve a higher degree of risk compared to mortgage loans on one-to-four family, owner-occupied residential properties, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  Although our indirect loans, which totaled $244.8 million at December 31, 2018, were underwritten by a third party using our guidelines, they were primarily originated to customers outside of our normal lending area which presents greater risks than other types of lending activities. As a result of this portfolio of consumer loans, it may become necessary to increase the level of our provision for loan losses, which could negatively impact our earnings and financial condition.

Adjustable Rate Loans.  At December 31, 2018, $743.9 million, or 49.6% of our total loan portfolio consisted of adjustable rate loans.  Borrowers with adjustable rate loans are exposed to increased monthly payments when the related interest rate adjusts upward under the terms of the loan to the rate computed in accordance with the applicable index and margin.  Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable-rate loans, increasing the possibility of default.  Borrowers seeking to avoid these increased monthly payments by refinancing their loans may no longer be able to find available replacement loans at comparable or lower interest rates.  In addition, declining real estate prices may prevent refinancing or a sale of the property, because borrowers have insufficient equity in the real estate.  These events, alone or in combination, may contribute to higher delinquency rates and negatively impact our earnings.

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

In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience and evaluate current economic conditions.  Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance.  Additions to our allowance decrease our net income.  Our regulators periodically review our allowance for loan losses and may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their review.  These increases in our allowance for loan losses or loan charge-offs may have a material adverse effect on our financial condition and results of operations.  Our allowance for loan losses was 0.89% of gross loans and 145.85% of non-performing loans at December 31, 2018, compared to 1.05% of gross loans and 235.90% of non-performing loans at December 31, 2017 and 1.06% of gross loans and 230.99% of non-performing loans at December 31, 2016.

At December 31, 2018, our non-performing assets (which consist of non-accrual loans, loans 90 days delinquent and still accruing, non-accrual troubled debt restructurings, foreclosed real estate and other repossessed assets) totaled $11.1 million, which was an increase of $5.1 million, or an 85.8%  increase in non-performing assets from December 31, 2017.  This increase was primarily due a $1.0 million increase in real estate owned as a result of the acquisition of Universal and an increase in non-performing loans primarily as the result of a $3.2 million commercial real estate loan not performing.  Our non-performing assets adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or real estate owned.  We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, we must write down the value of properties in our real estate owned (“REO”) portfolio to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs including taxes, insurance and maintenance related to our REO.  Further, the resolution of non-performing assets requires the active involvement of management, potentially distracting them from the overall supervision of our operations and other income-producing activities.

During 2018, we recorded a provision for loan losses of $2.1 million compared to $1.2 million in 2017 and $850,000 in 2016.  We also recorded net loan charge-offs of $1.2 million in 2018, compared to $1.2 million in 2017 and $1.1 million in 2016.  The increase in provision for loan losses was primarily due to our growing loan portfolio and our need to support the existing loan portfolio mix with commercial and non-real estate consumer loans making up 63.7% of the loan portfolio at the end of 2018 compared to 57.0% at the end of 2017.  We did not experience declining trends in the housing, real estate and local business markets; however, if that would return, we would expect increased levels of delinquencies and credit losses to return, which would adversely impact our financial condition and results of operations.

The Financial Accounting Standards Board, or FASB, adopted Accounting Standards Update, or ASU, No. 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or CECL, on June 16, 2016, which changed the loss model to take into account current expected credit losses. This accounting pronouncement is expected to be applicable to us effective for our fiscal year beginning January 1, 2020.  The federal banking regulators, including the Federal Reserve and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

CECL substantially changes how we calculate our allowance for loan and lease losses. We are evaluating CECL and when we will be required to adopt it. We cannot predict when and how it will affect our results of operations and financial condition, including our regulatory capital.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2018, the fair value of our portfolio of available for sale securities totaled $370.9 million.  Gross unrealized gains on these securities totaled $2.5 million, while gross unrealized losses on these securities totaled $5.6 million, resulting in a net unrealized loss of $3.2 million at December 31, 2018.

At December 31, 2018, our interest rate risk analysis indicated that our net portfolio value would decrease by 12.9% if there was an instantaneous parallel 200 basis point increase in market interest rates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Asset/Liability Management.”

Our strategies to modify our interest rate risk profile may be difficult to implement.

Our asset/liability management strategies are designed to minimize our interest rate risk sensitivity. One such strategy is to increase the amount of adjustable rate and/or short-term assets. The Bank offers adjustable rate loan products as a means to achieve this strategy. The recent availability of lower rates on fixed-rate loans has generally created a decrease in borrower demand for adjustable rate assets. Additionally, these adjustable-rate assets may prepay. Despite this, at December 31, 2018, 49.6% of our loan portfolio consisted of adjustable-rate loans, compared to 45.0% at December 31, 2017.

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

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings, which may materially adversely affect our stockholders’ equity, regulatory capital and continuing operations.  Fluctuations in market value may be caused by changes in interest rates, lower market prices for securities and limited investor demand, as well as the default rates of specific financial institutions whose securities provide the underlying collateral for these securities and changes in credit risk based on the condition of the issuer.  The valuation of our investment securities also is influenced by the implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting, which requires us to report our available for sale securities at their estimated fair value.  Our stockholders’ equity is periodically adjusted by the amount of change in the estimated fair value of the available for sale securities, net of taxes.  At December 31, 2018, the change in unrealized gains on securities available for sale from the level at December 31, 2017 was a decrease of $2.1 million. When OTTI is present, the market environment more likely than not limits our ability to mitigate our exposure to valuation changes in these securities by selling them.

Our securities portfolio is evaluated for OTTI on at least a quarterly basis.  If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur.  We have not recorded any OTTI since 2011.  As of December 31, 2018, we have no securities that are deemed impaired.

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

Our agreements with investors to sell our loans generally contain covenants that require us to repurchase loans under certain circumstances, including some delinquencies, or to return premiums paid by those investors if the loans are paid off early.  If we are required to repurchase sold loans under these covenants, they may be deemed troubled loans, with the potential for charge-offs and/or loss provision changes, which could impact our earnings and asset quality ratios adversely.  The Bank was not required to repurchase any loans from investors during 2018 or 2017.

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

We sell a portion of our one-to-four family loans in the secondary market.  We generally retain the right to service these loans through the Bank.  At December 31, 2018, the book value of our MSRs was $2.7 million.  We use a financial model that uses, wherever possible, quoted market prices to value our MSRs.  This model is complex and also uses assumptions related to interest and discount rates, prepayment speeds, delinquency and foreclosure rates and ancillary fee income.  Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the model.  The primary risk associated with MSRs is that they will lose a substantial portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates.  Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated.  If prepayment speeds increase more than estimated or delinquency and default levels are higher than anticipated we may be required to write down the value of our MSRs which could have a material adverse effect on our net income and capital levels.  The Company obtains independent valuations at least semi-annually to determine if impairment in the asset exists.

Declining economic conditions may adversely impact the fees generated by our asset management and trust business.

To the extent our asset management and trust clients and their assets become adversely impacted by weak economic and stock market conditions, they may choose to withdraw the assets managed by us and/or the value of their assets may decline. Our asset management revenues are based on the value of the assets we manage. If our clients withdraw assets or the value of their assets decline, our revenues from these activities may be adversely affected. These fees totaled $3.9 million and $4.0 million in 2018 and 2017, respectively.

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

Competition in the banking and financial services industry is intense.  In our market area, we compete with commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms operating locally and elsewhere.  Many of these competitors have national name recognition, greater resources and lending limits than we do and may offer certain services or prices for services that we do not or cannot provide.  Our profitability depends upon our continued ability to successfully compete in our market.

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

Goodwill and our core deposit premium could be deemed partially or fully impaired in the future, which would reduce our earnings and the values of our intangible assets.

At December 31, 2018, we had goodwill of $22.3 million and a core deposit premium of $3.6 million, due mainly to our 2018 acquisition of Universal.  Under GAAP, we are required to periodically assess the value of these intangible assets based on a number of factors to determine if there is partial or full impairment.  The factors taken into consideration include the market price of our stock, the net present value of our assets and liabilities and valuation information for similar financial institutions.  This evaluation involves a substantial amount of judgment.  If actual conditions underlying the factors differ from our assessment, the core deposit intangible and goodwill could be subjected to faster amortization or partial or complete impairment, which would reduce the value of these assets and reduce our earnings, perhaps materially.

We currently hold a significant amount of bank-owned life insurance.

At December 31, 2018, we held $104.7 million of bank-owned life insurance or BOLI on key employees and executives, with a cash surrender value of $60.2 million.  These policies are maintained to informally fund various benefit plans.  The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes.  We continually monitor the financial strength of the various companies with whom we carry these policies.  However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value.  If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

We may not be able to fully realize our deferred tax asset.

At December 31, 2018, we had a $7.7 million deferred income tax asset based on differences between the financial statement amounts and tax bases of assets and liabilities and reflecting mainly an allowance for loan loss timing difference and business tax and AMT carryover.  The value of our deferred income tax benefit is reviewed regularly under various forecasts and assumptions, including anticipated levels of taxable net income, to determine the likelihood of realizing the benefit.  If actual results or subsequent forecasts differ from our current judgments, to the extent that it becomes more likely than not that this benefit will not be fully realized, we would have to write down this asset, which would negatively impact results of operations and reduce our asset size.

Transactions between the Company and its insurance subsidiary MutualFirst Risk Management, Inc. (the “Captive”), may be subject to certain IRS responsibilities and penalties.

The Captive is a Nevada-based, wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and the Bank as well as to 14 other third-party insurance captives for which insurance may not be available or economically feasible.  The Treasury Department of the United States and the IRS by way of Notice 2016‑66 have stated that transactions believed similar in nature to transactions between the Company and the Captive may have the potential for tax avoidance or evasion and may be deemed by the IRS as an abusive tax structure subject to significant penalties, interest and possible criminal prosecution.

If our investment in the FHLBI becomes impaired, our earnings and stockholders’ equity could decrease.

At December 31, 2018, we owned $13.0 million in FHLBI stock.  We are required to own this stock to be a member of and to obtain advances from our FHLB.  This stock is not marketable and can only be redeemed by our FHLB.  The most recent stock buyback initiated by FHLB was in 2015.  Our FHLB’s financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB stock to be deemed impaired, resulting in a decrease in our earnings and assets.

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

The Dodd-Frank Act established 1.35% of total insured deposits as the minimum reserve ratio for the FDIC Deposit Insurance Fund effective September 30, 2020.  On September 30, 2018, the Deposit Insurance Fund Reserve Ratio reached 1.36%.  The FDIC must offset the requirement that the minimum reserve ratio reach 1.35% on institutions with assets less than $10 billion.  To implement the offset requirement, FDIC regulations require that institutions with assets of $10 billion or more pay a surcharge during a temporary period and smaller institutions will receive credits whenever the reserve ratio reaches 1.38%.  The FDIC notified the Bank of its individual credit amount in January 2019 and will apply credits each quarter that the reserve ratio is at least 1.38%, up to the full amount of a small bank’s credit or assessment, whichever is less.  In addition to the statutory minimum ratio, the FDIC must set a designated reserve ratio or DRR, which may exceed the statutory minimum.  The FDIC has set 2.0% as the DRR.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution’s total assets minus its tangible equity instead of its deposits.  Primarily as a result of the acquisition, we have seen an increase in our deposit insurance premiums.  The insurance costs were $898,000, $724,000 and $788,000 for the years ended December 31, 2018, 2017 and 2016, respectively.  Our future deposit insurance premiums may increase if the FDIC determines that it will not meet the required or anticipated minimum reserve ratios discussed, which could have a negative impact on our earnings.

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

As of December 31, 2018, our directors and executive officers as a group beneficially owned 2,407,027 shares, or 27.4%, of our common stock (including immediately exercisable options for 172,142 shares).  In addition, our employee stock ownership and 401(k) plan controlled 4.4% of our common stock on that date.  Due to this significant collective ownership of or control over our common stock, our directors and executive officers may be able to influence the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other stockholders and could prevent any stockholder action requiring a supermajority vote under our articles of incorporation.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

At December 31, 2018 we had 39 full service offices. During 2018, 12 full-service offices were added through the acquisition of Universal expanding our footprint into southern Indiana.  Our offices are located throughout Indiana.  At December 31, 2018, we owned our home office in Muncie, Indiana and all but twelve of our financial center offices.  We lease offices in central and northern Indiana for our trust and brokerage services, financial center offices in central, northern and southern Indiana and loan origination offices in northwestern Indiana and southwest Michigan.  The net book value of our investment in premises and leaseholds was approximately $25.6 million at December 31, 2018.  We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.  See Note 8 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10‑K.

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

	Stock Price		Dividends
	High	Low	per Share
2018 Quarters:
First Quarter (ended 3/31/2018)	$39.20	$34.35	$0.18
Second Quarter (ended 6/30/2018)	$39.90	$36.00	$0.18
Third Quarter (ended 9/30/2018)	$38.85	$36.45	$0.18
Fourth Quarter (ended 12/31/2018)	$37.20	$24.66	$0.20

2017 Quarters:
First Quarter (ended 3/31/2017)	$33.55	$29.75	$0.16
Second Quarter (ended 6/30/2017)	$36.25	$31.25	$0.16
Third Quarter (ended 9/30/2017)	$38.65	$32.75	$0.16
Fourth Quarter (ended 12/31/2017)	$40.35	$36.55	$0.18

At December 31, 2018, there were 8,603,462 shares of common stock outstanding and approximately 3,400 common stockholders of record.

Our common stock cash dividend payout policy is continually reviewed by management and the Board of Directors.  During 2018, the Company paid total common stock dividends of $0.74 per share, up from $0.66 per share in 2017.  The Company intends to continue its policy of paying quarterly cash dividends and hopes to continue to pay dividends at least at the same level as in 2018.  However, future common stock dividend payments will depend upon a number of factors, including capital requirements, regulatory limitations, the Company’s financial condition, results of operations, debt service on Company borrowings and the Bank’s ability to pay dividends to the Company.  The Company relies significantly upon dividends from the Bank to accumulate earnings for payment of cash dividends to our common stockholders.

The Company did not adopt any common stock repurchase plan in 2018, but on January 18, 2019 put a 5% common stock repurchase plan in place for 2019. No shares of the Company’s stock were repurchased during 2018.

Information regarding our equity compensation plans is included in Part III, Item 12 of this Form 10‑K.

Shareholder Performance Graph Presentation

The following graph and related discussion are being furnished solely to accompany this Annual Report on Form 10‑K pursuant to Item 201(e) of Regulation S-K and shall not be deemed to be “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201) nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained therein, except to the extent that the Company specifically incorporates it by reference into a filing.

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

Item 6.  Selected Financial and Other Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following information is only a summary and you should read it in conjunction with our consolidated financial statements and accompanying notes contained in Item 8 of this Form 10‑K.  Balances have been updated to reflect the adoption of ASU 2014‑01 in January 2015.

	At or For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$2,049,313	$1,588,932	$1,553,133	$1,478,265	$1,423,423
Cash and cash equivalents	33,414	27,341	26,860	20,915	29,575
Loans, net	1,482,662	1,167,758	1,157,120	1,068,204	1,003,518
Investment securities
Available for sale, at fair value	370,875	277,378	249,913	261,138	260,806
Total deposits	1,519,225	1,202,034	1,153,382	1,091,382	1,079,320
Total borrowings	310,485	221,395	244,780	235,075	202,616
Total stockholders’ equity	202,363	150,282	140,038	137,025	126,752

Selected Operations Data:
Total interest income	$79,694	$58,868	$53,802	$51,776	$51,178
Total interest expense	16,591	10,611	9,247	8,803	8,923
Net interest income	63,103	48,257	44,555	42,973	42,255
Provision for loan losses	2,120	1,220	850	125	850
Net interest income after provision for loan losses	60,983	47,037	43,705	42,848	41,405

Service fee income	7,937	6,584	6,124	5,947	5,995
Gain on sale of loans and investment securities	3,930	4,595	5,784	4,612	2,162
Other non-interest income	7,707	6,897	7,514	6,580	6,728
Total non-interest income	19,574	18,076	19,422	17,139	14,885

Salaries and employee benefits	32,964	27,229	27,427	25,526	23,560
Other expenses	25,769	18,776	18,073	17,621	17,818
Total non-interest expenses	58,733	46,005	45,500	43,147	41,378
Income before income taxes	21,824	19,108	17,627	16,840	14,912
Income tax expense	2,960	6,793	4,386	4,578	3,866
Net income	$18,864	$12,315	$13,241	$12,262	$11,046

							Diluted
				Provision		Basic Earnings	Earnings
	Interest	Interest	Net Interest	for Loan		Per Common	Per Common
Quarter Ended	Income	Expense	Income	Losses	Net Income	Share	Share

2018
March 31	$16,748	$3,164	$13,584	$450	$4,007	$0.51	$0.50
June 30	20,621	4,013	16,608	500	4,165	0.49	0.48
September 30	20,836	4,419	16,417	570	5,402	0.63	0.62
December 31	21,489	4,995	16,494	600	5,290	0.62	0.61
Total	$79,694	$16,591	$63,103	$2,120	$18,864	$2.25	$2.21

2017
March 31	$14,109	$2,396	$11,713	$200	$3,206	$0.44	$0.43
June 30	14,652	2,565	12,087	300	3,898	0.53	0.52
September 30	15,026	2,762	12,264	370	3,751	0.51	0.50
December 31	15,081	2,888	12,193	350	1,460	0.20	0.19
Total	$58,868	$10,611	$48,257	$1,220	$12,315	$1.67	$1.64

2016
March 31	$13,034	$2,272	$10,762	$200	$2,365	$0.32	$0.31
June 30	13,258	2,271	10,987	150	4,157	0.56	0.55
September 30	13,567	2,330	11,237	250	3,482	0.48	0.47
December 31	13,943	2,374	11,569	250	3,237	0.44	0.43
Total	$53,802	$9,247	$44,555	$850	$13,241	$1.79	$1.76

Reconciliation of Non-GAAP Financial Measures

The annual report on Form 10‑K contains financial information determined by methods other than in accordance with U.S. generally accepted accounting principles (“GAAP”).  Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share and return on average tangible common equity are used by management to measure the strength of its capital and its ability to generate earnings on tangible capital invested by its shareholders.  Although the Company believes these non-GAAP measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.  Reconciliations of these non-GAAP financial measures to the most directly compared GAAP financial measures are included in the following table.

	December 31,
	2018	2017	2016
Total Stockholders’ Equity (GAAP)	$202,363	$150,282	$140,038
Less: Intangible Assets	25,879	1,927	2,191
Tangible common equity (non-GAAP)	$176,484	$148,355	$137,847

Total assets (GAAP)	$2,049,313	$1,588,932	$1,553,133
Less: Intangible Assets	25,879	1,927	2,191
Tangible assets (non-GAAP)	$2,023,434	$1,587,005	$1,550,942

Tangible common equity to tangible assets (non-GAAP)	8.72%	9.35%	8.89%

Book value per common share (GAAP)	$23.52	$20.34	$19.12
Less: Effect of Intangible Assets	3.01	0.26	0.30
Tangible book value per common share (non-GAAP)	$20.51	$20.08	$18.82

Return on average stockholders’ equity (GAAP)	10.21%	8.40%	9.40%
Add: Effect of Intangible Assets	1.45	0.12	0.16
Return on average tangible common equity (non-GAAP)	11.66%	8.52%	9.56%

Total tax free interest income (GAAP)
Loans receivable	$420	$424	$443
Investment securities	4,494	2,752	2,193
Total tax free interest income	$4,914	$3,176	$2,636
Total tax free interest income, gross (at 21% tax rate or 34% tax rate prior to 2018)	$6,220	$4,812	$3,994

Net interest margin (GAAP)
Net interest income (GAAP)	$63,103	$48,257	$44,555
Add: Tax effect tax free interest income at 21% tax rate or 34% tax rate prior to 2018	1,306	1,636	1,358
Net interest income (non-GAAP)	64,409	49,893	45,913
Divided by: Average interest-earning assets	1,816,346	1,473,968	1,405,326
Net interest margin, tax equivalent	3.55%	3.38%	3.27%

Effective income tax rate	13.56%	35.55%	24.90%
Less: Effect on net deferred tax asset revaluation	-	10.47	-
Adjusted effective income tax rate	13.56%	25.08%	24.90%

Ratio Summary:
Return on average equity (ROE)	10.21%	8.40%	9.40%
Return on average tangible common equity	11.66%	8.52%	9.56%
Return on average assets (ROA)	0.97%	0.78%	0.87%
Tangible common equity to tangible assets	8.72%	9.35%	8.89%
Net interest margin, tax equivalent	3.55%	3.38%	3.27%

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview and Significant Events in 2018

MutualFirst is a Maryland corporation and a bank holding company headquartered in Muncie, Indiana, with operations in Allen, Delaware, Elkhart, Grant, Greene, Hamilton, Jackson, Johnson, Knox, Kosciusko, Lawrence, Monroe, Randolph, St. Joseph and Wabash counties in Indiana.  It owns MutualBank, an Indiana commercial bank with 39 financial centers in Indiana, trust offices in Fishers and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan.  The Bank has a subsidiary, Summit Mortgage, Inc., that operates a mortgage banking firm in Fort Wayne, Indiana. MutualFirst also owns MutualFirst Risk Management, a captive insurance company based in Nevada and Mutual Risk Advisors, an information security consulting firm based in Indiana.

MutualBank is an Indiana commercial bank subject to regulation, supervision and examination by the IDFI and the FDIC.  MutualFirst is a bank holding company subject to examination, supervision and regulation by the FRB, which is subjected to regulatory capital requirements similar to those imposed on the Bank.  For more details on these regulations see “Item 1. Business – How We Are Regulated.”

At December 31, 2018, we had $2.0 billion in assets, $1.5 billion in loans, $1.5 billion in deposits and $202.4 million in stockholders’ equity.  On February 28, 2018, the Corporation acquired Universal, which resulted in $406.6 million of additional assets and the issuance of $42.3 million of common stock as partial consideration for the acquisition.  The Bank’s total risk-based capital ratio at December 31, 2018 was 13.0%, exceeding the 10.0% requirement for a well-capitalized institution.  The ratio of average tangible common equity decreased to 8.72% as of year-end 2018 compared to 9.35% at year-end 2017.  For the year ended December 31, 2018, net income available to common shareholders was $18.9 million, or $2.25 per basic and $2.21 per diluted share, compared with net income available to common shareholders of $12.3 million, or $1.67 per basic and $1.64 per diluted share for 2017.  Net income for 2018 includes $1.9 million of one-time merger and system conversion expenses, net of tax, related to the acquisition of Universal. The details of our 2018 performance are set forth below and in our Consolidated Audited Financial Statements contained in Item 8 of this Form 10‑K, as well as details regarding the acquisition are discussed in Note 2.

Key aspects of our 2018 operations include:

•	Commercial loan balances at December 31, 2018 increased $210.6 million, or 44.1% in 2018 primarily due to the acquisition of Universal.
•	Non-real estate consumer loan balances increased $72.1 million, or 37.0% in 2018 primarily due to growth in indirect lending.
•	Mortgage loans sold in 2018 of $122.3 million decreased compared to mortgage loans sold in 2017 of $134.4 million.
•	Deposits increased $317.2 million, or 26.4% in 2018.
•	Tangible book value per common share was $20.51 as of December 31, 2018 compared to $20.08 as of December 31, 2017.
•	Net interest income increased $14.8 million in 2018 compared to 2017.
•	Net interest margin for 2018 was 3.47% compared to 3.27% in 2017. Tax equivalent net interest margin was 3.55% for 2018 compared to 3.38% in 2017.
•	Provision for loan losses increased by $900,000 to $2.1 million in 2018 compared to $1.2 million in 2017.
•	Non-interest income increased $1.5 million in 2018 compared to 2017.
•	Non-interest expense increased $12.7 million in 2018 compared to 2017.

Our principal business consists of attracting retail deposits from the general public, including some brokered deposits, and investing those funds primarily in loans secured by first mortgages on owner-

occupied, one-to-four family residences, a variety of consumer loans, loans secured by commercial real estate and commercial business loans.  Funds not invested in loans generally are invested in investment securities, including mortgage-backed and mortgage-related securities and agency and municipal bonds.  We also obtain funds from FHLB advances and other borrowings.

MutualWealth is the wealth management division of the Bank providing a variety of fee-based financial services, including trust, investment, insurance, broker advisory, retirement plan and private banking services, in the Bank’s market area. MutualWealth produces non-interest income for the Bank that is tied primarily to the market value of the portfolios being managed.  As of December 31, 2018, MutualWealth had $495.0 million of fiduciary assets and generated $3.9 million in commission income during 2018.

MutualFinancial Services is the brokerage division of the Bank providing a variety of fee-based financial services related to securities and investment transactions. MutualFinancial Services produces non-interest income for the Bank that is tied primarily to the volume of the transactions being processed.  During 2018, MutualFinancial Services generated $812,000 in commission income.

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

The Company continues to reduce the impact of interest rate changes on its net interest income by shortening the term of its interest-earning assets to better match the terms of our interest-bearing liabilities and by selling long-term fixed rate loans and increasing the term of certain liabilities.  See “Item 7A - Quantitative and Qualitative Disclosures About Market Risk - Asset and Liability Management and Market Risk” in this Form 10‑K.  It has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income.  Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans.  The percentage of non-residential consumer and commercial loans to total loans has increased from 56.5% at the end of 2017 to 63.7% as of December 31, 2018.  We continued to see improvements in our markets during 2018 and made significant progress toward achieving our strategic target loan mix through both organic non-residential consumer and commercial loan growth and the acquisition of Universal.  On the liability side of the balance sheet, the Company is continuing to employ strategies intended to increase the balance of core deposit accounts, such as low cost checking and money market accounts.  The percentage of core deposits to total deposits declined slightly from 69.1% in 2017 to 67.8% in 2018. These are ongoing strategies that are dependent on current market conditions and competition.  The Company lengthens the term to maturity of FHLB advances when advantageous to lengthen repricing of the liability side of the balance sheet in order to reduce interest rate risk exposure.

During 2018, in keeping with our strategic objective to reduce interest rate risk exposure, the Company also sold $122.3 million of long-term fixed rate loans, which reduced potential earning assets and therefore had a negative impact on net interest income.  This was offset, in the short term, by recognizing a gain on the sale of these loans of $3.1 million.

Recent Accounting Standards

For discussion of recent accounting standards, please see Note 3: Impact of Accounting Pronouncements to our Consolidated Financial Statements in Item 8 of this Form 10‑K.

Critical Accounting Policies

The Notes to the Consolidated Financial Statements in Item 8 of this Form 10‑K contain a summary of the Company’s significant accounting policies.  Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets, mortgage servicing rights, valuation of intangible assets and securities, deferred tax asset and income tax accounting.

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

Goodwill is tested for impairment on an annual basis as of November 30, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value.  No events or changes in circumstances have occurred since the annual impairment test that would suggest it was more likely than not goodwill impairment existed.

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

Deferred Tax Asset.  The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future.  The Company’s most recent evaluation has determined that, except for the amounts represented by the valuation allowance as discussed below, the Company will more likely than not be able to utilize the remaining deferred tax asset. The Company has generated average positive pre-tax pre-provision earnings of $19.1 million, or 1.2% of pre-tax pre-provision ROA over the previous five years. These earnings would be sufficient to utilize portions of the operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The analysis supports no additional valuation reserve is needed.

The valuation allowance established is the result of net operating losses for state franchise tax purposes totaling $35.0 million.  See Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10‑K.

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

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 reducing the Company’s  federal corporate tax rate from 34% to 21%, effective January 1, 2018.  For deferred tax assets and liabilities, amounts were remeasured based on the applicable tax rate, which is now 21%. Based on this new law, we recorded an additional tax expense of $2.0 million due to the revaluation of the company’s deferred tax asset in 2017. The Tax Act repealed the corporate Alternative Minimum Tax (“AMT”) and as a result a portion of the Company’s AMT credit carryover from prior years will be refundable beginning in 2018.

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

Broadening Loan Portfolio Diversification.  We continue to work toward diversifying our loan portfolio to reduce our reliance on any one type of loan.  Approximately 56.5% of our loan portfolio consisted of loans other than consumer real estate loans at the end of 2017.  At the end of 2018, that percentage had increased to 63.7%, reflecting an increase of $282.7 million in our commercial and non-residential consumer loan portfolios.

Continuing as a Leading One-to-four family Lender in Indiana.  We are one of the largest originators of one-to-four family residential loans in our market area.  During 2018, we originated $186.9 million of one-to-four family residential first mortgage loans.  While the last economic downturn decreased real estate values, we have seen a stabilization in purchase activity in our market areas. Interest rates increasing slightly has also led to a slight decline in one-to-four family residential first mortgage loans originated in 2018.

Increasing Market Share and Changing Mix of Deposits.  We continue to be focused on growth of core deposits, as deposits grew $317.2 million in 2018 which was primarily due to the acquisition of Universal. See Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10‑K.

Expanding Wealth Management Presence. We continue to focus on leveraging our operations in the markets in which we serve.  Total fiduciary balances remained consistent with that of year-end 2017.  Commission income (non-interest income) generated by these relationships during 2018 totaled $3.9  million.

Financial Condition at December 31, 2018 Compared to December 31, 2017

General.  Total assets at year-end 2018 were $2.0 billion, reflecting a $460.4 million increase during the year, primarily due to the acquisition of Universal. The investment portfolio increased $93.5 million and gross loans increased $310.5 million, or 26.2% increase in the gross loan portfolio, excluding loans held for sale.  Average interest-earning assets increased $342.4 million, or 23.2%, to $1.8 billion at December 31, 2018 from $1.5 billion at December 31, 2017.  Average interest-bearing liabilities increased by $251.9 million, or 20.6% to $1.5 billion at year-end 2018 from $1.2 billion at year-end 2017 reflecting an increase in total deposits.  Average stockholders’ equity increased by $38.2 million, or 26.0%, during 2018, primarily due to the acquisition of Universal.

Cash and Investments.  Cash and investments increased $102.0 million from $306.6 million at year-end 2017 to $408.5 million at year-end 2018.  The details of our cash and investments are as follows:

	At December 31,		Amount	Percent
	2018	2017	Change	Change
	(Dollars in thousands)
Cash	$13,078	$8,763	$4,315	49.24%
Interest-bearing demand deposits	20,336	18,578	1,758	9.46
Interest-bearing time deposits	4,239	1,853	2,386	128.76
Securities available for sale (fair value)	370,875	277,378	93,497	33.71
Total	$408,528	$306,572	$101,956	33.26%

At December 31, 2018, our investment portfolio consisted of $213.6 million in government-sponsored agency and government-sponsored entity mortgage-backed securities and collateralized mortgage obligations, $154.9 million in municipal securities and $2.4 million in corporate obligations.  At December 31, 2018, these securities had gross unrealized gains of $2.5 million and gross unrealized losses of $5.6 million, of which $643,000 was due to unrealized losses on a  trust preferred security.  We have the ability to hold the trust preferred security until maturity and believe that we will be able to collect the adjusted amortized cost basis of the security.  See Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10‑K for additional information about our investment securities.

Loans.  Our gross loan portfolio, excluding loans held for sale, increased $310.5 million,  primarily due to the acquisition of Universal during 2018.  Details regarding the acquisition and acquired loans are discussed in Note 2 and Note 11, respectively, of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during 2018:

	December 31,	December 31,	Amount	Percent
	2018	2017	Change	Change
	(Dollars in thousands)
Real estate
Commercial	$485,808	$318,684	$167,124	52.44%
Commercial construction and development	53,310	28,164	25,146	89.28
Consumer closed end first mortgage	464,539	444,243	20,296	4.57
Consumer open end and junior liens	77,072	69,477	7,595	10.93
Total real estate loans	1,080,729	860,568	220,161	25.58

Consumer loans
Auto	43,667	19,640	24,027	122.34
Boat/RV	216,608	169,238	47,370	27.99
Other	6,893	6,188	705	11.39
Total consumer other	267,168	195,066	72,102	36.96
Commercial and industrial	149,359	131,079	18,280	13.95
Total other loans	416,527	326,145	90,382	27.71
Total loans	$1,497,256	$1,186,713	$310,543	26.17%

The Bank made significant progress in its strategy to increase commercial and consumer loans as we increased the commercial portfolio by $210.6 million and the non-residential consumer portfolio by $72.1 million during 2018 primarily due to the Universal acquisition and indirect lending growth.  We actively seek out opportunities to provide financing for new and growing commercial borrowers, as well as refinancing to sound commercial borrowers currently served by other financial institutions.  The increase in the commercial and consumer portfolios was offset by selling $122.3 million of consumer residential mortgage loans during the period and a decline in residential mortgage loan originations as rates are starting to slowly increase.  The Bank continues to sell longer term fixed-rate mortgage loans to reduce related interest rate risk.

Delinquencies and Non-performing Assets.  As of December 31, 2018, our total loans delinquent 30‑to‑89 days were $20.1 million, or 1.3% of total loans, compared to $15.6 million, or 1.3% of total loans, at the end of 2017.

At December 31, 2018, our non-performing assets totaled $11.1 million, or 0.54% of total assets, compared to $6.0 million, or 0.38% of total assets, at December 31, 2017.  This $5.1 million, or 85.8%, increase was due to an increase in non-performing loans primarily in the commercial real estate loan portfolio and other real estate owned acquired in the acquisition of Universal.  The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.

	December 31,	December 31,	Amount	Percent
	2018	2017	Change	Change
	(Dollars in thousands)
Non-accruing loans	$8,589	$5,220	$3,369	64.54%
Accruing loans delinquent 90 days or more	517	31	486	1,567.74
Other real estate owned and repossessed assets	2,013	733	1,280	174.62
Total	$11,119	$5,984	$5,135	85.81%

Our non-performing assets increased in 2018 primarily due to an increase of $1.3 million in other real estate owned and repossessed assets from $733,000 at December 31, 2017 to $2.0 million at December 31, 2018.  Other real estate owned acquired in the acquisition of Universal was $1.0 million, of which $828,000 is still held as of December 31, 2018. Commercial real estate non-performing loans increased $3.0 million due to one loan going on non-accrual in the fourth quarter of 2018. This credit is currently performing as agreed as of the filing of this Form 10-K and management continues to closely monitor this credit. The Bank continues to diligently monitor and write down loans that appear to have irreversible weakness. The Bank works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral.  Total classified assets increased by 32.4% from $17.3 million at December 31, 2017 to $22.9 million at December 31, 2018.  The increase in total classified loans was primarily the result of the increase in other real estate owned discussed above and a  $5.6 million increase in commercial real estate consisting of three loans classified as substandard credits due to non-performance at December 31, 2018. These credits were performing as agreed as of the filing of this Form 10-K.

At December 31, 2018, foreclosed real estate totaled $1.2 million. All foreclosed real estate properties were one-to-four family residential or commercial real estate properties within our footprint.  All foreclosed real estate is currently for sale.  At the end of 2018, the Bank also held $790,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Allowance for Loan Loss.  Allowance for loan losses increased $894,000 from $12.4 million at December 31, 2017 to $13.3 million December 31, 2018 as reflected below:

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$12,387	$12,382
Charge-offs	1,466	1,412
Recoveries	240	197
Net charge-offs	1,226	1,215
Provisions charged to operations	2,120	1,220
Balance at end of period	$13,281	$12,387

Ratio of net charge-offs during the period to average loans outstanding during the period	0.09%	0.10%

Allowance as a percentage of non-performing loans	145.85%	235.90%
Allowance as a percentage of total loans (end of period)	0.89%	1.05%

Specific loan loss allocation related to loans that have been individually evaluated for impairment remained unchanged throughout the year, and general loan loss reserves have increased $894,000 as the non-performing loans and classified assets increased from 2017 to 2018, and the loan portfolio grew.  Net charge-offs for the year 2018 were $1.2 million, or 0.09% of average loans on an annualized basis, compared to $1.2 million, or 0.10% of average loans, for 2017.  As of December 31, 2018, the allowance for loan losses as a percentage of loans receivable and non-performing loans was 0.89% and 145.9%, respectively, compared to 1.05% and 235.9%, respectively, at December 31, 2017.  Allowance for loan losses as a percentage of loans receivable decreased primarily due to an increase in the total loan portfolio.  Allowance for loan losses as a percentage of non-performing loans decreased due to the increase in non-performing loans as of December 31, 2018.  The increase in the allowance was primarily due to management’s ongoing evaluation of the loan portfolio conditions in our market areas.

Other Assets.  Other material changes in our assets during 2018 include an increase in premises and equipment, cash value of life insurance and goodwill of $4.1 million, $7.5 million and $20.5 million, respectively, as a result of the acquisition of Universal.  Details regarding the acquisition are discussed in Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Deposits.  Total deposits increased $317.2 million to $1.5 billion at year-end 2018 compared to $1.2 billion at year-end 2017, primarily due to the acquisition of Universal. The changes in type of account, with corresponding average rates as of the same date, reflected below are consistent with the Bank’s strategy to grow and strengthen core deposit relationships.

	At December 31,
	2018		2017
		Weighted		Weighted
		Average		Average	Amount	Percent
	Amount	Rate	Amount	Rate	Change	Change
	(Dollars in thousands)
Type of Account:
Non-interest Checking	$259,909	0.00%	$194,134	0.00%	$65,775	33.88%
Interest-bearing NOW	182,346	0.78	138,348	0.52	43,998	31.80
Savings	408,135	0.01	330,821	0.01	77,314	23.37
Money Market	180,395	0.65	167,574	0.46	12,821	7.65
Certificates of Deposit	488,440	1.83	371,157	1.42	117,283	31.60
Total	$1,519,225	0.87%	$1,202,034	0.65%	$317,191	26.39%

Borrowings.  Total borrowings increased $89.1 million, or 40.2%, to $310.5 million at year-end 2018 primarily due to a $75.3 million increase in FHLB advances due to increases in total loans.  Other borrowings, increased $13.8 million to $18.0 million at year-end 2018.

The Company acquired $5.0 million of subordinated debentures in the 2008 acquisition of another financial institution.  The net balance of these securities as of December 31, 2018 was $4.2 million due to the purchase accounting adjustment made at the time of the acquisition.  The securities bear the prevailing three-month LIBOR rate plus 170 basis points.  The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.  These securities mature on September 15, 2035.

The Company also acquired $5.0 million of subordinated debentures in the acquisition of Universal during 2018. The net balance of these securities as of December 31, 2018 was $4.0 million due to the purchase accounting adjustment made at the time of the acquisition.  The securities bear the prevailing three-month interest rate of LIBOR plus 169 basis points.  The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.  These securities mature on October 7, 2035.

The Company borrowed $10.0 million in two $5.0 million term notes from First Tennessee Bank, N.A. to use in the acquisition of Universal. These loans had a combined balance of $9.7 million at December 31, 2018. The fixed rate term note had a balance of $4.7 million and matures 5 years from the date of issuance, or February 28, 2023. This term note bears a fixed rate of interest of 4.99% per annum and requires quarterly principal payments, which began March 31, 2018. The variable rate term note matures 5 years from the date of issuance, or February 28, 2023. This term note bears a rate of interest of the prevailing three-month LIBOR rate plus 195 basis points, which was 4.35% at December 31, 2018. The Company has the right to redeem either note at any time, in whole or in part, without penalty.

Stockholders’ Equity.  Stockholders’ equity was $202.4 million as of December 31, 2018, an increase of $52.1 million from December 31, 2017. The increase was primarily due to net income available to common shareholders of $18.9 million and the issuance of common stock related to the Universal acquisition of $42.3 million.  These increases were partially offset by cash dividends of $6.4 million.  The Company’s tangible book value per common share as of December 31, 2018 increased to $20.51 compared to $20.08 as of December 31, 2017 and the tangible common equity ratio decreased to 8.72% as of December 31, 2018 compared to 9.35% as of December 31, 2017.  The Bank’s risk-based capital ratios were well in excess of “well-capitalized” levels as defined by all regulatory standards as of December 31, 2018.

Average Balances and Net Interest Margin

The table on the following page presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.  All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Year ended December 31,
	2018			2017			2016
	Average			Average			Average
	Outstanding	Interest	Average	Outstanding	Interest	Average	Outstanding	Interest	Average
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Interest-bearing deposits	$22,927	$251	1.09%	$21,465	$130	0.61%	$24,272	$76	0.31%
Mortgage-backed securities available for sale (1)	203,891	5,513	2.70	156,887	3,814	2.43	173,786	4,059	2.34
Investment securities available for sale (1)	149,535	4,850	3.24	98,493	3,223	3.27	77,266	2,441	3.16
Loans (2)	1,427,436	68,474	4.80	1,185,956	51,231	4.32	1,119,408	46,785	4.18
Stock in FHLB of Indianapolis	12,557	606	4.83	11,167	470	4.21	10,594	441	4.16
Total interest-earning assets	1,816,346	79,694	4.39	1,473,968	58,868	3.99	1,405,326	53,802	3.83
Non-Interest Earning Assets (net of allowance for loan losses and unrealized gain (loss)	127,142			97,768			112,601
Total Assets	$1,943,488			$1,571,736			$1,517,927

Interest-Bearing Liabilities:
Demand and NOW accounts	$385,681	$2,462	0.64	$307,395	$1,242	0.40	$281,626	$670	0.24
Savings deposits	180,065	20	0.01	139,335	15	0.01	136,102	14	0.01
Money market accounts	191,433	1,027	0.54	172,163	645	0.37	169,595	452	0.27
Certificate accounts	455,431	7,347	1.61	382,134	4,913	1.29	356,157	4,160	1.17
Total deposits	1,212,610	10,856	0.90	1,001,027	6,815	0.68	943,480	5,296	0.56
Borrowings	260,994	5,735	2.20	220,648	3,796	1.72	235,967	3,951	1.67
Total interest-bearing accounts	1,473,604	16,591	1.13	1,221,675	10,611	0.87	1,179,447	9,247	0.78
Non-Interest Bearing Accounts	267,812			188,203			181,594
Other Liabilities	17,315			15,282			16,014
Total Liabilities	1,758,731			1,425,160			1,377,055
Stockholders’ Equity	184,757			146,576			140,872
Total liabilities and stockholders’ equity	$1,943,488			$1,571,736			$1,517,927
Net Earning Assets	$342,742			$252,293			$225,879
Net Interest Income		$63,103			$48,257			$44,555
Net Interest Rate Spread (3)			3.26%			3.13%			3.04%
Net interest margin (4)			3.47%			3.27%			3.17%
Net interest margin, tax equivalent(5)			3.55%			3.38%			3.27%
Average Interest-Earning Assets to Average Interest- Bearing Liabilities	123.26%			120.65%			119.15%

(1)	Average balances of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments.
(2)	Calculated net of deferred loan fees, loan discounts and loans in process.
(3)	Interest rate spread is calculated by subtracting weighted average interest rate cost form weighted average interest rate yield for the period indicated.
(4)	The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.
(5)	Tax equivalent margin is calculated by taking non-taxable interest and grossing up by 21% applicable tax rate for 2018 or 34% applicable tax rate for prior to 2018.

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

	Year Ended December 31,
	2018 vs. 2017			2017 vs. 2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-Earning Assets:
Interest-bearing deposits	$9	$111	$120	$(9)	$63	$54
Investment securities available for sale	2,813	513	3,326	276	261	537
Loans receivable	10,431	6,813	17,244	2,781	1,665	4,446
Stock in FHLB of Indianapolis	59	77	136	24	5	29
Total interest-earning assets	$13,312	$7,514	$20,826	$3,072	$1,994	$5,066

Interest-Bearing Liabilities:
Savings deposits	$4	$1	$5	$-	$1	$1
Money market accounts	72	310	382	7	186	193
Demand and NOW accounts	316	904	1,220	61	511	572
Certificate accounts	942	1,492	2,434	303	450	753
Borrowings	694	1,245	1,939	(256)	101	(155)
Total interest-bearing liabilities	$2,028	$3,952	$5,980	$115	$1,249	$1,364

Change in net interest income			$14,846			$3,702

Comparison of Results of Operations for the Years Ended December 31, 2018 and 2017.

General.  Net income available to common stockholders for the year ended December 31, 2018 was $18.9 million, or $2.25 basic and $2.21 diluted earnings per common share, compared to net income available to common stockholders of $12.3 million, or $1.67 basic and $1.64 diluted earnings per common share, for the year ended December 31, 2017. Net income for 2018 includes $1.9 million of one-time merger and system conversion expenses, net of tax, related to the acquisition of Universal. The details of our 2018 performance are set forth below and in our Consolidated Audited Financial Statements contained in Item 8 of this Form 10‑K,  and regarding the acquisition are discussed in Note 2.

Interest Income.  Total interest income increased $20.8 million, or 35.4%, to $79.7 million during the year ended December 31, 2018 from $58.9 million during the year ended December 31, 2017.  The increase was a result of the $342.4 million increase in average interest-earning assets to $1.8 billion at year end 2018 and a forty basis point increase in yield on average interest-earning assets to 4.39% in 2018 compared to 3.99% in 2017, due to the Universal acquisition and organic loan growth.  Interest income on loans in 2018 was $68.5 million compared to $51.2 million in 2017, a result of a $241.5 million increase in average loan balances and a forty-eight basis point increase in the weighted average yield on average loans in 2018 to 4.80%.  Interest income on investments, including FHLB stock, increased in 2018 by $3.5 million to $11.0 million primarily due to the Universal acquisition.

Interest Expense.  Interest expense increased $6.0 million, or 56.4%, to $16.6 million during the year ended December 31, 2018 compared to $10.6 million during the year ended December 31, 2017.  The reason for this increase was an increase in average interest-bearing liabilities of $251.9 million and a twenty-six basis point increase in weighted average rate paid on average interest-bearing liabilities.  The increase in average interest-bearing liabilities was a result of a $211.6 million increase in average interest-bearing deposits, primarily due to the Universal acquisition and an increase of $40.3 million in average FHLB advances and other borrowings primarily as additional funding was used to fund increased loan demand and the Universal acquisition.

Net Interest Income.  Net interest income before the provision for loan losses increased $14.8 million in 2018 compared to 2017.  The increase was a result of an increase of $342.4 million in average interest earning assets due primarily to an increase in the average loan portfolio of $241.5 million. This increase was aided by the average net interest margin increasing to 3.47% in 2018 compared to 3.27% in 2017, while the average tax equivalent net interest margin increased to 3.55% in 2018 compared to 3.38% in 2017.  For more information on our asset/liability management, especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in this Form 10‑K.

Provision for Loan Losses.  The provision for loan losses for 2018 was $2.1 million compared to $1.2 million during 2017.  The increase was primarily a result of our organic loan portfolio growth over the last year and an increase in our non-performing assets.  The loan mix also contributed to the increase in provision with commercial and non-real estate consumer loans making up 63.7% of the loan portfolio at the end of 2018 compared to 57.0% at of the end of 2017. Net charge-offs for 2018 and 2017 remained consistent at $1.2 million, or 0.09% and 0.10% of total average loans, respectively.

Non-Interest Income.  Non-interest income increased by $1.5 million to $19.6 million in 2018.

	Year Ended		Amount	Percent
	12/31/2018	12/31/2017	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$7,937	$6,584	$1,353	20.55%
Net realized gain (loss) on sale of securities	804	708	96	13.56
Commissions	4,865	5,027	(162)	(3.22)
Net gains on sales of loans	3,126	3,887	(761)	(19.58)
Net servicing fees	591	391	200	51.15
Increase in cash surrender value of life insurance	1,239	1,113	126	11.32
Loss on sale of other real estate and repossessed assets	(43)	(122)	79	(64.75)
Other income	1,055	488	567	116.19
Total	$19,574	$18,076	$1,498	8.29%

Non-interest income increased due to an increase of $1.4 million in service fee income on deposit accounts due to increases in interchange income along with increases due to the increase in number of accounts due to the acquisition and  a $567,000 increase in other income due to death benefits received on life insurance, as well as the sale of a low-income housing property that did not occur in 2017. These increases were partially offset by a decrease of $761,000 in gain on sale of mortgage loans caused by a decline in mortgage production.

Non-Interest Expenses.  Non-interest expenses increased by $12.7 million to $58.7 million in 2018.

	Year Ended		Amount	Percent
	12/31/2018	12/31/2017	Change	Change
	(Dollars in thousands)
Non-Interest Expenses:
Salaries and employee benefits	$32,964	$27,229	$5,735	21.06%
Net occupancy expenses	3,965	3,133	832	26.56
Equipment expenses	2,514	1,773	741	41.79
Data processing fees	2,624	2,321	303	13.05
ATM and debit card expenses	2,290	1,676	614	36.63
Deposit insurance	898	724	174	24.03
Professional fees	2,177	1,855	322	17.36
Advertising and promotion	1,606	1,223	383	31.32
Software subscriptions and maintenance	2,719	2,202	517	23.48
Intangible amortization	1,103	264	839	317.80
Other real estate and repossessed assets	189	165	24	14.55
Other expenses	5,684	3,440	2,244	65.23
Total	$58,733	$46,005	$12,728	27.67%

The increase in non-interest expenses was primarily due to an increase of $5.7 million in salaries and employee benefits expense and $2.2 million of other expenses, a majority of which was a result of the acquisition and integration of Universal. The number of full-time employees increased from 390 at year end 2017 to 485 at year end 2018 causing the increase in salaries and employee benefits. Other increases related to the acquisition and integration of Universal included an increase of $832,000 of net occupancy expenses with the addition of 12 financial centers, an increase in equipment expenses of $741,000,  an increase of $614,000 on ATM and debit card expenses and a  $517,000 increase in software subscription and maintenance expenses.  Intangible amortization increased as a result of the amortization of the $4.5 million of the Universal purchase price allocated to a  core deposit intangible. One-time pretax merger-related expenses were $2.4 million consisting primarily of merger-related salaries and employee benefits expenses, service and software contract cancellation expenses including deconversion and professional fees.

Income Tax Expense.  Income tax expense in 2018 decreased $3.8 million compared to 2017.  The effective tax rate for 2018 was 13.6% compared to 35.6% for 2017.  The reason for the decrease was primarily due to additional tax expense in 2017 caused by the revaluation of the Company’s deferred tax asset and the reduction in the Company’s  federal corporate tax rate to 21% effective January 1, 2018, both a result of the Tax Cuts and Jobs Act which was enacted into law in December 2017. The effective tax rate excluding the $2.0 million tax expense resulting from the revaluation was 25.1% in 2017.

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

Non-Interest Expenses.  Non-interest expenses increased by $505,000 to $46.0 million in 2017.

	Year Ended		Amount	Percent
	12/31/2017	12/31/2016	Change	Change
	(Dollars in thousands)
Non-Interest Expenses:
Salaries and employee benefits	$27,229	$27,427	$(198)	(0.72)%
Net occupancy expenses	3,133	2,308	825	35.75
Equipment expenses	1,773	1,818	(45)	(2.48)
Data processing fees	2,321	1,991	330	16.57
ATM and debit card expenses	1,676	1,536	140	9.11
Deposit insurance	724	788	(64)	(8.12)
Professional fees	1,855	1,807	48	2.66
Advertising and promotion	1,223	1,204	19	1.58
Software subscriptions and maintenance	2,202	2,117	85	4.02
Intangible amortization	264	420	(156)	(37.14)
Other real estate and repossessed assets	165	73	92	126.03
Other expenses	3,440	4,011	(571)	(14.24)
Total	$46,005	$45,500	$505	1.11%

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

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. It is overseen by the Asset and Liability Management Committee.  The Board of Directors required the Bank to maintain a minimum liquidity ratio of 10% of deposits. At December 31, 2018, our ratio was 21.6%.  The Company is currently in excess of the minimum liquidity ratio set by the Board due to a larger investment portfolio.  Management continues to seek to reduce excess liquidity by utilizing proceeds generated from the investment portfolio to fund loan growth over the next few years as demand for loans increases while maintaining an adequate level of investments.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds.  On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed and municipal securities.  The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits).  At December 31, 2018, on a consolidated basis, the Company had $404.3 million in cash and investment securities available for sale and $4.0 million in loans held for sale generally available for its cash needs.  We can also generate funds from borrowings, primarily FHLB advances, and, to a lesser degree, third party loans.  At December 31, 2018, the Bank had the ability to borrow an additional $11.0 million in FHLB advances and $65.0 million in fed funds.  In addition, we have historically sold 15‑ and 30‑year long-term, fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity.  The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt.  The Company’s primary source of funds is Bank dividends, the payment of which is subject to regulatory limits.  At December 31, 2018, the Company, on an unconsolidated basis, had $3.7 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At December 31, 2018, the approved outstanding loan commitments, including unused lines of credit, amounted to $267.8 million.  Certificates of deposit scheduled to mature in one year or less at December 31, 2018, totaled $276.4 million.  It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.

Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  We also have off-balance sheet obligations to repay borrowings and deposits. For the year ended December 31, 2018, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.  At December 31, 2018, the Bank had $143.9 million in commitments to make loans, $10.1 million in undisbursed portions of closed loans, $111.6 million in unused lines of credit and $2.1 million in standby letters of credit.  In addition, on a consolidated basis, at December 31, 2018, the Company had $310.5 million in outstanding non-deposit borrowings, primarily FHLB advances, of which $171.1 million is due during 2019.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. See “Item 1 - Business- How We Are Regulated - Regulatory Capital Requirements.”  The FDIC may require the Bank to have additional capital above the specific regulatory levels if it believes the Bank is subject to increased risk due to asset problems, high interest rate risk and other risks.

At December 31, 2018, the Bank’s regulatory capital exceeded the FDIC regulatory requirements, and the Bank was well-capitalized under regulatory prompt corrective action standards.  Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain well-capitalized status.

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. The Act expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” (the “HC Policy Statement”) by raising the maximum amount of assets a qualifying holding company may have from $1.0 billion to $3.0 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act.

Our capital ratios at December 31, 2018 are reflected below:

					Minimum Required To
			Minimum Regulatory		Be Considered Well-
	Actual Capital Levels		Capital Levels		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level (1) :
MutualBank	$184,803	9.2%	$80,309	4.0%	$100,386	5.0%
Common Equity Tier 1 Capital Level (2) :
MutualBank	$184,803	12.1%	$68,476	4.5%	$98,910	6.5%
Tier 1 Risk-Based Capital Level (3) :
MutualBank	$184,803	12.1%	$91,301	6.0%	$121,735	8.0%
Total Risk-Based Capital Level (4) :
MutualBank	$198,084	13.0%	$121,734	8.0%	$152,169	10.0%

(1)	Tier 1 Capital to Total Average Assets of $2.0 billion for Leverage Ratio for the Bank at December 31, 2018.
(2)	Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.5 billion for the Bank at December 31, 2018.
(3)	Tier 1 Capital to Risk-Weighted Assets.
(4)	Total Capital to Risk-Weighted Assets.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin and improve earnings.  We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans.  In addition, in an effort to avoid an increase in the percentage of long-term, fixed-rate loans in our portfolio, during 2018 we sold in the secondary market $122.3 million of primarily fixed rate, one-to-four family mortgage loans with a term to maturity of 15 years or greater, which was 65.4% of all such loans originated by the Bank and its subsidiaries during the year.

If past rate movements are an indication of future changes, they usually are neither instantaneous nor do a majority of core deposits reprice at the same level as rates change. The following chart reflects the Bank’s percentage change in net interest income, over a one year time period, and net portfolio value (NPV) assuming an instantaneous parallel rate shock in a range from down 200 basis points to up 400 basis points as of December 31, 2018.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(16.2)%	(28.2)%
Up 300 basis points	(11.7)%	(20.1)%
Up 200 basis points	(7.5)%	(12.9)%
Up 100 basis points	(3.6)%	(5.7)%
Down 100 basis points	(2.3)%	(6.6)%
Down 200 basis points	(5.2)%	(19.8)%

The following chart indicates the Company’s percentage change in net interest income and NPV assuming rate movements that are not instantaneous but change gradually over one year.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(4.7)%	(25.5)%
Up 300 basis points	(3.4)%	(18.1)%
Up 200 basis points	(2.2)%	(11.6)%
Up 100 basis points	(1.1)%	(5.1)%
Down 100 basis points	(1.6)%	(6.6)%
Down 200 basis points	(3.5)%	(19.8)%

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

Item 8.  Financial Statements and Supplementary Data

MutualFirst Financial, Inc.

Report of Independent Registered Public Accounting Firm and

Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors, and Stockholders

MutualFirst Financial, Inc.

Muncie, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MutualFirst Financial, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements").  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting .

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

/s/ BKD, LLP

We have served as the Company’s auditor since 1978.

Indianapolis, Indiana

March 15, 2019

MutualFirst Financial, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	2018	2017
Assets
Cash and due from banks	$13,078	$8,763
Interest-bearing demand deposits	20,336	18,578
Cash and cash equivalents	33,414	27,341
Interest-bearing time deposits	4,239	1,853
Investment securities available for sale (carried at fair value)	370,875	277,378
Loans held for sale	3,987	4,577
Loans, net of allowance for loan losses of $13,281 and $12,387, at December 31, 2018 and December 31, 2017, respectively	1,482,662	1,167,758
Premises and equipment, net	25,641	21,539
Federal Home Loan Bank stock	13,034	11,183
Deferred tax asset, net	7,744	7,530
Cash value of life insurance	60,160	52,707
Goodwill	22,310	1,800
Core deposit intangibles	3,569	127
Other real estate owned and repossessed assets	2,013	733
Other assets	19,665	14,406
Total assets	$2,049,313	$1,588,932

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$259,909	$194,134
Interest-bearing	1,259,316	1,007,900
Total deposits	1,519,225	1,202,034
Federal Home Loan Bank advances	292,497	217,163
Other borrowings	17,988	4,232
Other liabilities	17,240	15,221
Total liabilities	1,846,950	1,438,650

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 8,603,462 and 7,389,394 shares
at December 31, 2018 and December 31, 2017, respectively	86	74
Additional paid-in capital	117,883	75,319
Retained earnings	87,018	74,508
Accumulated other comprehensive income (loss)	(2,624)	381
Total stockholders' equity	202,363	150,282
Total liabilities and stockholders' equity	$2,049,313	$1,588,932

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Income

(In Thousands, Except Share and Per Share Data)

	2018	2017	2016
Interest and Dividend Income
Loans receivable	$68,474	$51,231	$46,785
Investment securities	10,363	7,037	6,500
Federal Home Loan Bank stock	606	470	441
Deposits with financial institutions	251	130	76
Total interest and dividend income	79,694	58,868	53,802

Interest Expense
Deposits	10,856	6,815	5,296
Federal Home Loan Bank advances	4,869	3,604	3,604
Other	866	192	347
Total interest expense	16,591	10,611	9,247

Net Interest Income	63,103	48,257	44,555
Provision for loan losses	2,120	1,220	850
Net Interest Income After Provision for Loan Losses	60,983	47,037	43,705

Non-interest Income
Service fee income	7,937	6,584	6,124
Net realized gain on sales of available for sale securities	804	708	1,023
Commissions	4,865	5,027	5,049
Net gains on sales of loans	3,126	3,887	4,761
Net servicing fees	591	391	332
Increase in cash value of life insurance	1,239	1,113	1,159
Loss on sale of other real estate and repossessed assets	(43)	(122)	(210)
Other income	1,055	488	1,184
Total non-interest income	19,574	18,076	19,422

Non-interest Expenses
Salaries and employee benefits	32,964	27,229	27,427
Net occupancy expenses	3,965	3,133	2,308
Equipment expenses	2,514	1,773	1,818
Data processing fees	2,624	2,321	1,991
ATM and debit card expenses	2,290	1,676	1,536
Deposit insurance	898	724	788
Professional fees	2,177	1,855	1,807
Advertising and promotion	1,606	1,223	1,204
Software subscriptions and maintenance	2,719	2,202	2,117
Intangible amortization	1,103	264	420
Other real estate and repossessed assets	189	165	73
Other expenses	5,684	3,440	4,011
Total non-interest expenses	58,733	46,005	45,500

Income Before Income Tax	21,824	19,108	17,627
Income tax expense	2,960	6,793	4,386
Net Income	$18,864	$12,315	$13,241

Earnings Per Common Share
Basic	$2.25	$1.67	$1.79
Diluted	$2.21	$1.64	$1.76
Dividends Per Common Share	$0.74	$0.66	$0.58

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Comprehensive Income

(In Thousands)

	2018	2017	2016

Net Income	$18,864	$12,315	$13,241
Other Comprehensive Income (Loss)
Net unrealized holding gain (loss) on securities available for sale	(2,912)	3,112	(3,258)
Reclassification adjustment for realized gains included in net income	(804)	(708)	(1,023)
Net unrealized gain (loss) on derivative used for cash flow hedges	-	-	1
Net unrealized gain (loss) related to defined benefit plan	(109)	(20)	62
	(3,825)	2,384	(4,218)
Income tax (benefit) expense related to other comprehensive income	820	(749)	1,474
Other comprehensive income (loss), net of tax	(3,005)	1,635	(2,744)
Comprehensive Income	$15,859	$13,950	$10,497

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share and Per Share Data)

		Additional		Accumulated Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balances December 31, 2015	$74	$77,363	$58,098	$1,490	$137,025
Net income			13,241		13,241
Other comprehensive loss, net of taxes				(2,744)	(2,744)
Stock repurchased	(2)	(4,352)			(4,354)
Stock options, exercised	1	975			976
Tax benefit on stock options		178			178
Cash dividends, common stock ($0.58 per share)			(4,284)		(4,284)
Balances December 31, 2016	$73	$74,164	$67,055	$(1,254)	$140,038
Net income			12,315		12,315
Other comprehensive income, net of taxes				1,635	1,635
Stock options, exercised	1	1,155			1,156
Cash dividends, common stock ($0.66 per share)			(4,862)		(4,862)
Balances December 31, 2017	$74	$75,319	$74,508	$381	$150,282
Net income			18,864		18,864
Other comprehensive loss, net of taxes				(3,005)	(3,005)
Stock options, exercised		253			253
Cash dividends, common stock ($0.74 per share)			(6,354)		(6,354)
Issuance of common stock related to acquisition	12	42,311			42,323
Balances December 31, 2018	$86	$117,883	$87,018	$(2,624)	$202,363

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	2018	2017	2016
Operating Activities
Net income	$18,864	$12,315	$13,241
Items not requiring cash
Provision for loan losses	2,120	1,220	850
Depreciation and amortization	5,634	4,278	4,586
Deferred income tax	3,465	3,562	1,537
Increase in cash value of life insurance	(1,239)	(1,113)	(1,159)
Net amortization (accretion) of purchase accounting adjustments	(439)	264	420
Loans originated for sale	(122,172)	(116,887)	(150,620)
Proceeds from sales of loans held for sale	125,450	119,711	156,827
Net gain on sale of loans	(3,126)	(3,887)	(4,761)
Net gain on sale of securities, available for sale	(804)	(708)	(1,023)
Gain on bank owned life insurance	(327)	-	(346)
Loss on sale of other real estate and repossessed assets	43	122	210
Change in
Interest receivable and other assets	(1,798)	619	(1,349)
Interest payable and other liabilities	1,293	287	(5)
Other adjustments	164	259	143
Net cash provided by operating activities	27,128	20,042	18,551

Investing Activities
Net change in interest-bearing time deposits	6,361	(860)	(993)
Purchases of securities, available for sale	(108,809)	(86,499)	(88,161)
Proceeds from maturities and paydowns of securities, available for sale	31,920	26,622	37,872
Proceeds from sales of securities, available for sale	67,002	34,592	57,037
Purchase of Federal Home Loan Bank stock	(214)	(258)	(443)
Net change in loans	(66,903)	(32,901)	(92,946)
Net cash and cash equivalents paid in acquisition	(7,673)	-	-
Proceeds from sales of portfolio loans	-	18,543	-
Purchases of premises and equipment	(1,466)	(1,809)	(2,079)
Proceeds from real estate owned sales	1,598	980	2,497
Proceeds from sale of real estate held for investment	175	511	-
Proceeds from bank owned life insurance	1,669	-	1,120
Proceeds from sale of premises and equipment	67	-	9,490
Net cash used in investing activities	(76,273)	(41,079)	(76,606)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	(33,214)	50,235	39,883
Certificates of deposit	35,176	(1,583)	22,117
Proceeds from FHLB advances	545,500	414,700	316,300
Repayments of FHLB advances	(495,808)	(438,128)	(301,326)
Proceeds from other borrowings	10,000
Repayments of other borrowings	(335)	-	(5,312)
Cash dividends	(6,354)	(4,862)	(4,284)
Stock options exercised	253	1,156	976
Stock repurchased	-	-	(4,354)
Net cash provided by financing activities	55,218	21,518	64,000
Net Change in Cash and Cash Equivalents	6,073	481	5,945
Cash and Cash Equivalents, Beginning of Period	27,341	26,860	20,915
Cash and Cash Equivalents, End of Period	$33,414	$27,341	$26,860

MutualFirst Financial, Inc.

Consolidated Statements of Cash Flows (continued)

(In Thousands)

	2018	2017		2016
Additional Cash Flows Information
Interest paid	$15,972		$10,505		$9,096
Income tax paid	350		2,500		2,650
Transfers from loans to foreclosed assets	1,879		624		1,450
Mortgage servicing rights capitalized	438		549		482
Transfers from fixed assets to other assets	-		-		763

In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$406,558	$		$
Cash paid in acquisition	(18,999)
Common stock issued	(42,323)
Liabilities assumed	$345,236		$-		$-

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

The Bank generates mortgage, consumer and commercial loans and receives deposits from customers located primarily in north, central and southern Indiana. The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Mutual Federal Investment Company invests in various investment securities and loans through Mutual Federal REIT, Inc.

Consolidation - The consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s subsidiaries, after elimination of all material intercompany transactions.

Cash Equivalents - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2018 and 2017, cash equivalents consisted primarily of money market accounts with brokers and checking accounts with government sponsored entities.

At December 31, 2018, the Company’s cash accounts exceeded federally insured limits by approximately $6.1 million. Included in this amount are uninsured accounts of approximately $1.6 million at the Federal Reserve Bank of Chicago and Federal Home Loan Bank of Indianapolis.

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

Investment Securities - Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. At December 31, 2018 and 2017, no securities were classified as held to maturity. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. When the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

Acquisition accounting and acquired loans – We account for our acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value methodology prescribed in FASB ASC Topic 820, Fair Value Measurements. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

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

Intangible assets are being amortized on an accelerated basis over periods ranging from three to 15 years. Such assets are periodically evaluated as to the recoverability of their carrying value.

Goodwill is maintained by applying the provisions of ASC 350, Intangibles – Goodwill and Other. For purchase acquisitions, the Corporation is required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives for which an intangible asset will be amortized is subjective.

Under ASC 350, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired, indicating that the carrying value may not be recoverable. The Corporation has elected to test for goodwill impairment as of November 30 of each year and has determined that no impairment exists.

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

Revenue Recognition The Company recognizes revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured. The Company’s principal source of revenue is interest income from loans and leases and investment securities. The Company also earns noninterest income from various banking and financial services offered primarily through the Bank and its subsidiaries.

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

Stock options - The Company has stock-based employee compensation plans, which are described more fully in Note  23 of these Notes to Consolidated Financial Statements.

Note 2: Acquisitions

On February 28, 2018, the Company completed the 100% acquisition of Universal Bancorp (“Universal”). Universal and BloomBank, a wholly-owned subsidiary of Universal, merged with and into the Company and the Bank, respectively. BloomBank was headquartered in Bloomfield, Indiana and had 13 retail financial center offices serving counties in central and southern Indiana. Under terms of the merger agreement, shareholders of Universal received fixed consideration of 15.6 shares of MutualFirst common stock and $250.00 in cash for each share of Universal common stock. The Company issued approximately 1.2 million shares of common stock, which was valued at approximately $42.3 million. Based upon the February 28, 2018 closing price of $35.70 per share of MutualFirst common stock, the transaction had an implied valuation of approximately $61.3 million. The Company incurred approximately $2.4 million in pretax expenses related to the acquisition during 2018. These expenses are classified in the non-interest expense section of the income statement, primarily in salaries and employee benefits, professional fees and other expenses. As a result of the acquisition, the Company was able to increase both its deposit and loan base and expects to reduce costs through economies of scale. Goodwill resulted from this transaction due to the expected synergies and economies of scale.

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

Assets		Liabilities
Cash and cash equivalents	$11,326	Deposits
Interest-bearing time deposits	8,747	Non-interest bearing	$81,061
Investment securities, available for sale	87,817	NOW accounts	66,372
		Savings and money market	85,690
Loans		Certificated of deposits	82,107
Commercial	203,489	Total deposits	315,230
Residential mortgage	36,410
Consumer	12,532	Borrowings	25,463
Total loans	252,431	Interest payable	81
		Subordinated debt	4,000
Premises and equipment, net	4,799	Other liabilities	462
Federal Home Loan Bank stock	1,637	Total liabilities assumed	$345,236
Deferred tax asset, net	2,848
Cash value of life insurance	7,556
Goodwill	20,511
Core deposit intangible	4,545
Interest receivable	1,259
Other real estate owned and repossessed assets	1,009
Other assets	2,073
Total assets purchased	$406,558

Common shares issued	$42,323
Cash paid	18,999
Total purchase price	$61,322

Of the total purchase price, $4.5 million has been allocated to a core deposit intangible that will be amortized over its estimated life of 15 years. Of the remaining purchase price, $20.5 million has been allocated to goodwill, which is not deductible for tax purposes. Loans acquired had a fair value of $252.4 million. The contractual principal at the acquisition date was $257.0 million. The $4.6 million will be accreted into income for the performing loans or utilized for charging off non-performing loans.

Pro Forma Financial Information

The results of operations of Universal Bancorp have been included in the Company’s consolidated financial statements since the acquisition date. The following schedule includes pro forma results for the year ended December 31, 2018 and 2017, as if the Universal acquisition occurred as of the beginning of the reporting periods presented.

	2018	2017
Summary of Operations
Net interest income	$65,394	$64,837
Provision for loan losses	(2,120)	(1,220)
Net interest income after provision	$63,274	$63,617
Non-interest income	19,852	20,656
Non-interest expense	(64,551)	(60,908)
Income before income taxes	$18,575	$23,365
Income tax benefit (expense)	(2,167)	(8,313)
Net income to common shareholders	$16,408	$15,052
Basic earnings per share	$1.91	$1.76
Diluted earnings per share	$1.88	$1.73

The pro-forma information for December 31, 2018 includes operating revenue from Universal of $12.9 million since the date of acquisition. Estimated earnings of Universal since the acquisition date, net of tax and non-recurring expenses related to the acquisition were $5.8 million as of December 31, 2018. The pro forma information is presented for information purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718, Compensation – Stock Compensation to include share-based payments issued to nonemployees for goods and services. Topic 718 currently only includes share-based payments to employees where the ASU will substantially align the accounting for share-based payments to nonemployees and employees. The ASU supersedes Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal year, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company’s adoption of ASU 2018-07 is not expected to have a material impact on the Company’s accounting and disclosures.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 118. The ASU amends the Accounting Standards Codification to incorporate various SEC paragraphs pursuant to the issuance of SAB 118. SAB 118 addresses the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. The Company has adopted ASU 2018-05 and it did not have a material impact on the Company’s accounting and disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company has adopted ASU 2018-02 and it did not have a material impact on the Company’s accounting and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350)-Simplifying the Test for Goodwill Impairment. These amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company adopted ASU 2017-04 and it did not have a material impact on its accounting and disclosures.

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

This ASU will be effective for the Company for interim and annual periods beginning in the first quarter of 2020. Earlier adoption is permitted beginning in the first quarter of 2019. The Company is in the evaluation stage for this ASU in order to determine the most appropriate method of implementation and all resources and data (both current and historical) needed. The overall impact of the new standard on the financial condition or results of operations cannot yet be determined.

In February 2016, the FASB issued ASU 2016-02, Leases. The objective of the amendment is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. These changes will increase transparency among companies by recognizing lease assets and liabilities on the balance sheet and disclosing additional information about lease arrangements. The amendments in this update are effective for annual and interim periods beginning in the first quarter of 2019. The Company adopted ASU 2016-02 on January 1, 2019 and recorded a right-of-use asset and lease liability of $3.6 million, based on the present value of the expected remaining lease payments.

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

Note 4: Restriction on Cash

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank of Chicago. The reserve requirement at December 31, 2018 was $3.0 million.

Note 5: Investment Securities

The amortized costs and approximate fair values, together with gross unrealized gains and losses on securities, are as follows:

	December 31, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$106,094	$296	$(2,047)	$104,343
Collateralized mortgage obligations	110,994	157	(1,870)	109,281
Municipal obligations	153,976	2,008	(1,088)	154,896
Corporate obligations	2,998	-	(643)	2,355
Total investment securities	$374,062	$2,461	$(5,648)	$370,875

	December 31, 2017
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$68,335	$225	$(762)	$67,798
Collateralized mortgage obligations	88,488	58	(1,296)	87,250
Municipal obligations	107,060	3,709	(274)	110,495
Corporate obligations	12,966	69	(1,200)	11,835
Total investment securities	$276,849	$4,061	$(3,532)	$277,378

All mortgage-backed securities and collateralized-mortgage obligations held by the Company as of December 31, 2018 were in government-sponsored and federal agency securities.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2018 and 2017 was $206.9 million and $142.9 million, which is approximately 55.8% and 51.5% of the Company’s investment portfolio at those dates.

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

During 2018 and 2017, the Bank determined that its security holdings had no other-than-temporary impairment.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 and 2017:

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for Sale Securities
Mortgage-backed securities	$33,176	$(348)	$42,230	$(1,699)	$75,406	$(2,047)
Collateralized mortgage obligations	15,139	(111)	64,495	(1,759)	79,634	(1,870)
Municipal obligations	35,501	(542)	14,018	(546)	49,519	(1,088)
Corporate obligations	-	-	2,355	(643)	2,355	(643)
Total temporarily impaired securities	$83,816	$(1,001)	$123,098	$(4,647)	$206,914	$(5,648)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for Sale Securities
Mortgage-backed securities	$21,975	$(127)	$27,675	$(635)	$49,650	$(762)
Collateralized mortgage obligations	47,153	(400)	28,887	(896)	76,040	(1,296)
Municipal obligations	4,479	(64)	10,041	(210)	14,520	(274)
Corporate obligations	-	-	2,722	(1,200)	2,722	(1,200)
Total temporarily impaired securities	$73,607	$(591)	$69,325	$(2,941)	$142,932	$(3,532)

Mortgage-Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in CMOs and MBSs were caused by interest rate changes and illiquidity. The Company expects to recover the amortized cost basis over the term of the securities. Because (1) the decline in market value is attributable to changes in interest rates and illiquidity and not credit quality, (2) the Company does not intend to sell the investments and (3) it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2018.

Municipal Obligations

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by changes in interest rates and illiquidity. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value of the investments. At December 31, 2018, the Company does not intend to sell the investments and it is not more likely than not that the Company will not be required to sell these investments. The Company does not consider any of these investment securities to be other-than-temporarily impaired at December 31, 2018.

Corporate Obligations

The Company’s unrealized loss on investments in corporate obligations primarily relates to an investment in a pooled trust preferred security. The unrealized losses were primarily due to illiquidity.

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

The amortized cost and fair value of securities available for sale at December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
Description of Securities	Amortized Cost	Fair Value
Security obligations due
Within one year	$500	$500
One to five years	390	393
Five to ten years	21,734	22,189
After ten years	134,350	134,169
	156,974	157,251
Mortgage-backed securities	106,094	104,343
Collateralized mortgage obligations	110,994	109,281
Totals	$374,062	$370,875

The Company did not have securities pledged as collateral, to secure public deposits or for other purposes as of December 31, 2018 or 2017.

Proceeds from sales of securities available for sale during 2018, 2017 and 2016 were $67.0 million, $34.6 million and $57.0 million, respectively. Gross gains of $892,000, $776,000 and $1.1 million in 2018, 2017 and 2016 were recognized on those sales. Gross losses of $88,000,  $68,000 and $71,000 were recognized on those sales in 2018, 2017 and 2016, respectively.

Note 6: Loans and Allowance

Classes of loans at December 31, 2018 and 2017 include:

	December 31,	December 31,
	2018	2017
Real estate
Commercial	$485,808	$318,684
Commercial construction and development	53,310	28,164
Consumer closed end first mortgage	464,539	444,243
Consumer open end and junior liens	77,072	69,477
Total real estate loans	1,080,729	860,568
Other loans
Consumer loans
Auto	43,667	19,640
Boat/RVs	216,608	169,238
Other consumer loans	6,893	6,188
Commercial and industrial	149,359	131,079
Total other loans	416,527	326,145
Total loans	1,497,256	1,186,713
Undisbursed loans in process	(10,096)	(13,071)
Unamortized deferred loan costs, net	8,783	6,503
Allowance for loan losses	(13,281)	(12,387)
Net loans	$1,482,662	$1,167,758

Year-end non-accrual loans, segregated by class of loans, were as follows:

	December 31,	December 31,
	2018	2017
Real estate
Commercial	$4,782	$1,107
Commercial construction and development	62	-
Consumer closed end first mortgage	2,777	3,409
Consumer open end and junior liens	273	309
Consumer loans
Auto	88	22
Boat/RVs	470	198
Other consumer loans	46	16
Commercial and industrial	91	159
Total nonaccrual loans	$8,589	$5,220

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

An age analysis of the Company’s past due loans, segregated by class of loans, as of December 31, 2018 and 2017 are as follows:

	December 31, 2018
							Total Loans
							90 Days
	30‑59	60‑89	90 Days	Total		Total	Past Due
	Days Past	Days Past	or More	Past		Loans	and
	Due	Due	Past Due	Due	Current	Receivable	Accruing
Real estate
Commercial	$1,145	$536	$4,377	$6,058	$479,750	$485,808	$-
Commercial construction and development	4,633	-	61	4,694	48,616	53,310	-
Consumer closed end first mortgage	7,847	1,662	2,696	12,205	452,334	464,539	517
Consumer open end and junior liens	353	114	220	687	76,385	77,072	-
Consumer loans
Auto	257	16	72	345	43,322	43,667	-
Boat/RVs	2,174	594	350	3,118	213,490	216,608	-
Other consumer loans	65	8	41	114	6,779	6,893	-
Commercial and industrial	617	93	91	801	148,558	149,359	-
Total	$17,091	$3,023	$7,908	$28,022	$1,469,234	$1,497,256	$517

	December 31, 2017
							Total Loans
							90 Days
	30‑59	60‑89	90 Days	Total		Total	Past Due
	Days Past	Days Past	or More	Past		Loans	and
	Due	Due	Past Due	Due	Current	Receivable	Accruing
Real estate
Commercial	$2,171	$3,311	$998	$6,480	$312,204	$318,684	$-
Commercial construction and development	-	-	-	-	28,164	28,164	-
Consumer closed end first mortgage	5,914	1,340	3,224	10,478	433,765	444,243	31
Consumer open end and junior liens	540	123	264	927	68,550	69,477	-
Consumer loans
Auto	114	24	1	139	19,501	19,640	-
Boat/RVs	1,613	338	103	2,054	167,184	169,238	-
Other consumer loans	65	18	12	95	6,093	6,188	-
Commercial and industrial	276	10	159	445	130,634	131,079	-
Total	$10,693	$5,164	$4,761	$20,618	$1,166,095	$1,186,713	$31

Impaired Loans

Loans are considered impaired in accordance with the impairment accounting guidance (ASC 310‑10‑35‑16), when, based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Interest on impaired loans is recorded based on the performance of the loan. All interest received on impaired loans that are on nonaccrual status is accounted for on the cash-basis method until qualifying for return to accrual status. Interest is accrued per the contract for impaired loans that are performing.

The following tables present impaired loans as of December 31, 2018, 2017 and 2016:

	December 31, 2018
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$6,324	$6,377	$-	$1,882	$-
Commercial construction and development	549	549	-	633	27
Consumer closed end first mortgage	1,137	1,137	-	1,260	-
Commercial and industrial	131	131	-	167	5

Loans with a specific valuation allowance
Real estate
Commercial	174	214	100	206	-

Total
Real estate
Commercial	$6,498	$6,591	$100	$2,088	$-
Commercial construction and development	$549	$549	$-	$633	$27
Consumer closed end first mortgage	$1,137	$1,137	$-	$1,260	$-
Commercial and industrial	$131	$131	$-	$167	$5

Total	$8,315	$8,408	$100	$4,148	$32

	December 31, 2017
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$878	$878	$-	$765	$1
Commercial construction and development	700	700	-	762	33
Consumer closed end first mortgage	1,543	1,543	-	1,451	1
Commercial and industrial	272	342	-	216	5

Loans with a specific valuation allowance
Real estate
Commercial	214	214	100	214	-

Total
Real estate
Commercial	$1,092	$1,092	$100	$979	$1
Commercial construction and development	$700	$700	$-	$762	$33
Consumer closed end first mortgage	$1,543	$1,543	$-	$1,451	$1
Commercial and industrial	$272	$342	$-	$216	$5

Total	$3,607	$3,677	$100	$3,408	$40

	December 31, 2016
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$665	$665	$-	$2,207	$68
Commercial construction and development	822	822	-	874	40
Consumer closed end first mortgage	1,869	1,869	-	1,328	-
Consumer open end and junior liens	-	-	-	193	-
Commercial and industrial	187	187	-	204	1

Loans with a specific valuation allowance
Real estate
Commercial	214	214	100	416	-

Total
Real estate
Commercial	$879	$879	$100	$2,623	$68
Commercial construction and development	$822	$822	$-	$874	$40
Consumer closed end first mortgage	$1,869	$1,869	$-	$1,328	$-
Consumer open end and junior liens	$-	$-	$-	$193	$-
Commercial and industrial	$187	$187	$-	$204	$1

Total	$3,757	$3,757	$100	$5,222	$109

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2018 and 2017.

Commercial Loan Grades

Definition of Loan Grades. Loan grades are numbered 1 through 8. Grades 1‑4 are "pass" credits, grade 5 [Special Mention] loans are "criticized" assets, and grades 6 [Substandard], 7 [Doubtful] and 8 [Loss] are "classified" assets. The use and application of these grades by the Bank conform to the Bank’s policy and regulatory definitions.

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

	December 31, 2018
	Commercial				Consumer
		Special				Special
	Pass	Mention	Substandard	Doubtful	Pass	Mention	Substandard	Total
Real estate
Commercial	$465,888	$9,501	$10,419	$-				$485,808
Commercial construction and development	46,649	6,112	549	-				53,310
Consumer closed end first mortgage					$459,771	$-	$4,768	464,539
Consumer open end and junior liens					76,752	-	320	77,072

Other loans
Consumer loans
Auto					43,559	-	108	43,667
Boat/RVs					215,830	-	778	216,608
Other consumer loans					6,835	-	58	6,893
Commercial and industrial	141,705	4,009	3,645	-				149,359
	$654,242	$19,622	$14,613	$-	$802,747	$-	$6,032	$1,497,256

	December 31, 2017
	Commercial				Consumer
		Special				Special
	Pass	Mention	Substandard	Doubtful	Pass	Mention	Substandard	Total
Real estate
Commercial	$309,451	$4,219	$4,996	$18				$318,684
Commercial construction and development	27,464	-	700	-				28,164
Consumer closed end first mortgage					$439,075	$-	$5,168	444,243
Consumer open end and junior liens					69,130	-	347	69,477

Other loans
Consumer loans
Auto					19,616	-	24	19,640
Boat/RVs					169,036	-	202	169,238
Other consumer loans					6,133	-	55	6,188
Commercial and industrial	120,211	5,784	5,084	-				131,079
	$457,126	$10,003	$10,780	$18	$702,990	$-	$5,796	$1,186,713

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2018, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses on other segments.

	December 31, 2018
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$7,704	$1,761	$2,922	$12,387
Provision charged (credited) to expense	914	(57)	1,263	2,120
Losses charged off	(204)	(174)	(1,088)	(1,466)
Recoveries	12	18	210	240
Balance, end of period	$8,426	$1,548	$3,307	$13,281

	December 31, 2017
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$7,358	$2,303	$2,721	$12,382
Provision charged (credited) to expense	483	(271)	1,008	1,220
Losses charged off	(161)	(284)	(967)	(1,412)
Recoveries	24	13	160	197
Balance, end of period	$7,704	$1,761	$2,922	$12,387

	December 31, 2016
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$7,090	$2,683	$2,868	$12,641
Provision charged to expense	457	15	378	850
Losses charged off	(274)	(420)	(788)	(1,482)
Recoveries	85	25	263	373
Balance, end of period	$7,358	$2,303	$2,721	$12,382

The following tables provide a breakdown of the allowance for loan losses and loan portfolio balances by segment as of December 31, 2018, 2017 and 2016.

	December 31, 2018
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	8,326	1,548	3,307	13,181
Loans acquired with deteriorated credit quality	-	-	-	-
Total allowance for loan losses	$8,426	$1,548	$3,307	$13,281
Loan balances
Individually evaluated for impairment	$7,178	$1,137	$-	$8,315
Collectively evaluated for impairment	681,299	463,402	344,240	1,488,941
Loans acquired with deteriorated credit quality	-	-	-	-
Gross loans	$688,477	$464,539	$344,240	$1,497,256

	December 31, 2017
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	7,604	1,761	2,922	12,287
Total allowance for loan losses	$7,704	$1,761	$2,922	$12,387
Loan balances
Individually evaluated for impairment	$2,064	$1,543	$-	$3,607
Collectively evaluated for impairment	475,863	442,700	264,543	1,183,106
Gross loans	$477,927	$444,243	$264,543	$1,186,713

	December 31, 2016
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	7,258	2,303	2,721	12,282
Total allowance for loan losses	$7,358	$2,303	$2,721	$12,382
Loan balances
Individually evaluated for impairment	$1,888	$1,869	$-	$3,757
Collectively evaluated for impairment	454,245	476,979	237,655	1,168,879
Gross loans	$456,133	$478,848	$237,655	$1,172,636

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

At December 31, 2018 and 2017, the Company had a number of loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following:  an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following tables describe troubled debts restructured during the years ended December 31, 2018, 2017 and 2016.

	2018
		Pre-Modification	Post-Modification
	No. of Loans	Recorded Balance	Recorded Balance
Real estate
Commercial	1	$26	$30
Consumer closed end first mortgage	9	381	388
Consumer open end and junior liens	4	82	94

Other loans
Consumer Loans
Auto	3	31	30
Boat/RVs	6	353	348
Other	1	4	4
Commercial and industrial	1	60	61

	2017
		Pre-Modification	Post-Modification
	No. of Loans	Recorded Balance	Recorded Balance
Real estate
Consumer closed end first mortgage	7	$320	$324
Consumer open end and junior liens	2	16	16
Commercial and industrial	1	72	72

	2016
		Pre-Modification	Post-Modification
	No. of Loans	Recorded Balance	Recorded Balance
Real estate
Commercial	1	$406	$406
Commercial construction and development	1	83	83
Consumer closed end first mortgage	14	881	911
Consumer open end and junior liens	1	39	39

Other loans
Consumer loans
Auto	1	4	4
Boat/RVs	3	56	56
Other consumer loans	2	7	7

The impact on the allowance for loan losses was insignificant as a result of these modifications.

Newly restructured loans by type for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018
				Total
	Rate	Term	Combination	Modification
Real estate
Commercial	$-	$30	$-	$30
Consumer closed end first mortgage	-	38	350	388
Consumer open end and junior liens	-	35	59	94

Other loans
Consumer loans
Auto	-	30	-	30
Boat/RVs	-	321	27	348
Other consumer loans	-	4	-	4
Commercial and industrial	-	61	-	61

	2017
				Total
	Rate	Term	Combination	Modification
Real estate
Consumer closed end first mortgage	$-	$27	$297	$324
Consumer open end and junior liens	-	3	13	16
Commercial and industrial	-	72	-	72

	2016
				Total
	Rate	Term	Combination	Modification
Real Estate
Commercial	$-	$406	$-	$406
Construction and development	-	83	-	83
Consumer closed end first mortgage	-	47	864	911
Consumer open end and junior liens	-	-	39	39

Other loans
Consumer loans
Auto	-	-	4	4
Boat/RVs	-	48	8	56
Commercial and industrial	-	7	-	7

Defaults of any loans modified as troubled debt restructurings made in the years ended December 31, 2018, 2017 and 2016, respectively, are listed in the tables below. Defaults are defined as any loans that become 90 days past due.

	2018
		Post-Modification Outstanding
	No. of Loans	Recorded Balance
Real Estate
Consumer closed end first mortgage	1	$48
Consumer open end and junior liens	1	5

	2017
		Post-Modification Outstanding
	No. of Loans	Recorded Balance
Real Estate
Consumer closed end first mortgage	1	$79

	2016
		Post-Modification Outstanding
	No. of Loans	Recorded Balance
Real Estate
Consumer closed end first mortgage	5	$179

Other loans
Consumer loans
Boat/RV	1	7

At December 31, 2018 and 2017, the balance of real estate owned includes $541,000 and $251,000, respectively of foreclosed residential real estate held for sale. At December 31, 2018 and 2017, real estate in the process of foreclosure was $833,000 and $970,000, respectively.

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

The aggregate amount of loans, as defined, to such related parties was as follows:

2018
Balances, January 1,	$7,242
Change in composition	109
New loans, including renewals	4,108
Payments, etc., including renewals	(5,384)
Balances, December 31,	$6,075

Note 8: Premises and Equipment

Major classifications of premises and equipment are as follows:

	December 31,
	2018	2017
Land	$9,323	$8,074
Buildings and land improvements	22,323	19,775
Equipment	16,196	13,865
Total cost	47,842	41,714
Accumulated depreciation and amortization	(22,201)	(20,175)
Net	$25,641	$21,539

The Universal acquisition resulted in additions to premises and equipment of $4.8 million. Details regarding the acquisition are discussed in Note 2 of these Notes to Consolidated Financial Statements.

Note 9: Core Deposit and Other Intangibles

Core deposit intangibles and other intangibles are recorded on the acquisition date of an entity. The Universal acquisition resulted in a core deposit intangible of $4.5 million. Details regarding the acquisition are discussed in Note 2 of these Notes to Consolidated Financial Statements.

The carrying basis of recognized intangible assets at December 31, 2018 and 2017, were:

	2018	2017
Core deposits	$3,569	$71
Other intangibles	-	56
	$3,569	$127

Amortization expense for the years ended December 31, 2018, 2017 and 2016, was $1.1 million, $264,000 and $420,000, respectively. Estimated amortization expense for the remaining life is:

2019	$780
2020	640
2021	518
2022	406
2023	312
Thereafter	913
$3,569

Note 10: Goodwill

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The Universal acquisition on February 28, 2018 resulted in $20.5 million of goodwill, which includes a measurement period adjustment of a $1.6 million reduction recorded during the second and fourth quarters of 2018 of $1.4 million and $200,000, respectively. Details regarding the acquisition are discussed in Note 2 of these Notes to Consolidated Financial Statements.

The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 were:

	2018	2017
Balance as of January 1	$1,800	$1,800
Goodwill acquired during the year	22,069	-
Measurement period adjustments	(1,559)	-
Balance, as of December 31	$22,310	$1,800

Goodwill is tested for impairment on an annual basis as of November 30, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. The Company’s fair value exceeded the Company’s carrying value; therefore, it was concluded goodwill is not impaired. No events or changes in circumstances have occurred since the annual impairment test that would suggest it was more likely than not goodwill impairment existed. For additional details related to impairment testing, see the “Goodwill” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

Note 11: Accounting for Certain Loans Acquired in a Transfer

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

The following table presents the carrying amounts of the acquired loans included in the balance sheet amounts of loans receivable as of December 31, 2018.

December 31, 2018
Outstanding balance
Real estate
Commercial	$120,249
Commercial construction and development	8,664
Consumer closed end first mortgage	30,694
Consumer open end and junior liens	8,032
Total real estate loans	167,639
Other loans
Consumer loans
Auto	1,138
Boat/RVs	97
Other	523
Commercial and industrial	10,571
Total other loans	12,329
Total loans	$179,968

Carrying amount	$177,169
Allowance	-
Carrying amount net of allowance	$177,169

Accretable yield, or income expected to be collected as of December 31, 2018 is $2.8 million.

Note 12: Derivative Financial Instruments

The Company has certain interest rate derivative positions that are not designated as hedging instruments. Derivative assets and liabilities are recorded at fair value on the Consolidated Balance Sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. These derivative positions relate to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, the Company agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the client to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s Consolidated Statements of Income.  The notional amount of customer-facing swaps as of December 31, 2018 and 2017 was approximately $21.1 million and $17.3 million, respectively.

The following table shows the amounts of derivative financial instruments at December 31, 2018 and 2017.

	Asset Derivatives
		Fair Value			Fair Value
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
	Location	2018	2017	Location	2018	2017
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$599	$525	Other liabilities	$599	$525

Note 13: Deposits

Deposits were comprised of the following at December 31, 2018 and 2017:

	December 31,
	2018	2017
Demand deposits	$668,044	$524,955
Savings	182,346	138,348
Money market savings	170,380	157,563
Certificates and other time deposits of $100,000 or more	184,788	123,671
Other certificates	193,162	177,422
Brokered deposits	120,505	80,075
Total deposits	$1,519,225	$1,202,034

At December 31, 2018 and 2017, total deposits that meet or exceed the FDIC’s standard deposit insurance amount of $250,000 were $419.8 million and $335.2 million, respectively.

Certificates maturing in years ending December 31 are as follows:

2019	$276,387
2020	120,984
2021	35,644
2022	30,663
2023	23,206
Thereafter	1,556
$488,440

Note 14: Federal Home Loan Bank Advances

FHLB advances maturing in years ending December 31 are as follows:

2019	$170,618
2020	53,824
2021	26,565
2022	14,991
2023	6,999
Thereafter	19,500
$292,497

At December 31, 2018, the Company had pledged $499.2 million in qualifying first mortgage loans as collateral for advances and outstanding letters of credit.  Advances, at interest rates from 1.06% to 6.73% at December 31, 2018, were subject to restrictions or penalties in the event of prepayment.

At December 31, 2018, the Company had a total of $21.5 million in putable and $47.0 million in symmetrical advances with Federal Home Loan Bank.  The call dates for these advances range from 2019 through 2021 even though maturity dates extend beyond those dates.

Note 15: Other Borrowings

Other borrowings consisted of the following component as of December 31:

	2018	2017
Notes payable	$9,665	$-
Subordinated debentures, net of discount	8,323	4,232
Total	$17,988	$4,232

The Company assumed $5.0 million in subordinated debentures as the result of the acquisition of MFB Corp. in 2008. In 2005, MFB Corp. had formed MFBC Statutory Trust I (MFBC), as a wholly owned business trust, to sell trust preferred securities. The proceeds from the sale of these trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from the acquired company. The junior subordinated debentures are the sole assets of MFBC and are fully and unconditionally guaranteed by the Company. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The rate resets quarterly at the prevailing three-month LIBOR rate plus 170 basis points, which was 4.49% at December 31, 2018. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty. These securities mature on September 15, 2035. The net balance of the securities as of December 31, 2018 was $4.3 million due to the fair value adjustment of the securities made at the time of the acquisition.

The Company assumed $5.0 million in subordinated debentures as a result of the acquisition of Universal in 2018. These securities mature 30 years from the date of issuance, or October 7, 2035. The rate resets quarterly at the prevailing three-month LIBOR rate plus 169 basis points, which was 4.13% at December 31, 2018. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty. These securities mature on October 7, 2035. The net balance of the securities as of December 31, 2018 was $4.0 million due to the fair value adjustment of the securities made at the time of the acquisition.

The Company borrowed $10.0 million in two $5.0 million term notes from First Tennessee Bank, N.A. to use in the acquisition of Universal. These loans had a combined balance of $9.7 million at December 31, 2018. The fixed rate term note had a balance of $4.7 million and matures 5 years from the date of issuance, or February 28, 2023. This term note bears a fixed rate of interest of 4.99% per annum and requires quarterly principal payments, which began March 31, 2018. The variable rate term note matures 5 years from the date of issuance, or February 28, 2023. This term note bears a rate of interest of the prevailing three-month LIBOR rate plus 195 basis points, which was 4.35% at December 31, 2018. The Company has the right to redeem either note at any time, in whole or in part, without penalty.

Contractual maturities of notes payable as of December 31, 2018, are as follows:

Principal Payments Due in Years Ending December 31:
2019	$515
2020	1,061
2021	1,084
2022	829
2023	6,176
$9,665

Note 16: Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of these loans consist of the following:

	2018	2017
Loans serviced for
Freddie Mac	$365,863	$320,334
Fannie Mae	75,162	5,249
FHLB	54,399	9,313
Other investors	1,176	1,341
	$496,600	$336,237

The aggregate fair value of capitalized mortgage servicing rights is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates.  The amount of servicing fees collected during 2018, 2017 and 2016 totaled approximately $1.1 million, $783,000, and $801,000, respectively.

	2018	2017	2016
Mortgage-servicing rights
Balances, January 1	$1,504	$1,351	$1,335
Mortgage-servicing rights acquired	1,325	-	-
Servicing rights capitalized	438	549	482
Amortization of servicing rights	(596)	(396)	(466)
	$2,671	$1,504	$1,351

The fair value of servicing rights subsequently measured using the amortization method was as follows:

	2018	2017	2016
Mortgage-servicing rights
Fair value, beginning of period	$2,246	$2,110	$2,179
Fair value, end of period	3,518	2,246	2,110

Note 17: Income Tax

The provision for income taxes includes these components:

	2018	2017	2016
Income tax expense
Currently payable (receivable)
Federal	$(505)	$3,231	$2,849
State	-	-	-
Deferred
Federal	3,465	1,342	1,317
Effect of "Tax Cuts and Jobs Act"	-	2,000	-
State	-	220	220
Total income tax expense	$2,960	$6,793	$4,386

A reconciliation of income tax expense at the federal statutory rate to actual tax expense is shown below:

	2018	2017	2016
Federal statutory income tax at 21%, 34% & 34%, respectively	$4,583	$6,496	$5,993
Non tax captive insurance income	(245)	(310)	(319)
State taxes	-	145	145
Tax credits	(134)	(96)	(96)
Tax-exempt income	(1,355)	(1,453)	(1,404)
Effect of "Tax Cuts and Jobs Act"	-	2,000	-
Other	111	11	67
Actual tax expense	$2,960	$6,793	$4,386
Effective tax rate	13.56%	35.55%	24.88%

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 reducing the Company’s federal corporate tax rate from 34% to 21%, effective January 1, 2018.  For deferred tax assets and liabilities, amounts were remeasured based on the rates expected to reverse in the future, which was 21%. Based on this new law, we recorded an additional tax expense of $2.0 million due to the revaluation of the company’s deferred tax asset in 2017. The Tax Act repealed the corporate Alternative Minimum Tax (“AMT”) and as a result a portion of the Company’s AMT credit carryover from prior years will be refundable beginning in 2018. The amount shown above as a current receivable of $505,000 is the anticipated refund of the AMT credits for 2018.

The components of the net deferred tax asset included on the consolidated balance sheets at December 31, were as follows:

	December 31,
	2018	2017
Assets
Allowance for loan losses	$3,054	$3,278
Deferred compensation	1,855	2,142
Business tax and AMT credit carryovers	821	3,434
Net operating loss carryover	3,256	1,161
Goodwill impairment	630	903
Purchase accounting adjustments	1,322	624
Unrealized loss on securities available for sale	640	-
Other real estate owned	1,001	43
Other	902	414
Total assets	13,481	11,999

Liabilities
Unrealized gain on securities available for sale	$-	$(153)
Depreciation and amortization	(580)	(382)
FHLB stock	(298)	(253)
State income tax	(425)	(331)
Loan fees	(257)	(257)
Investments in limited partnerships	(1,424)	(1,402)
Mortgage servicing rights	(717)	(402)
Core deposit intangible	(1,042)	(114)
Other	(629)	(768)
Total liabilities	(5,372)	(4,062)

Valuation Allowance
Beginning balance	(407)	(789)
Decrease during period	42	382
Ending balance	(365)	(407)
Net deferred tax asset	$7,744	$7,530

The Company has a federal net operating loss carryforward acquired in the Universal acquisition of $7.2 million. The use of this carryforward is limited to $1.3 million annually. The Company also has a state net operating loss carryforward of $35.0 million that will begin to expire in 2024 and Low Income Housing tax credit carryover of $316,000 that will begin to expire in 2032. In addition, the Company has an AMT credit carryover of $505,000.  Management believes that the Company will be able to utilize the benefits recorded for the state loss carryforwards and federal credits within the allotted time periods, except for the amount represented by the valuation allowance. The valuation allowance has been recorded for the possible inability to use a portion of the state net operating loss carryover.

Retained earnings include approximately $14.7 million for which no deferred income tax liability has been recognized.  This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only.  Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amounts was approximately $3.1 million at December 31, 2018.

The Company’s federal and state income tax returns have been closed without audit by the IRS through the year ended December 31, 2014.

Note 18: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	December 31,	December 31,
	2018	2017
Net unrealized gain (loss) on securities available for sale	$(3,187)	$529
Net unrealized gain relating to defined benefit plan liability	(99)	10
	(3,286)	539
Tax benefit (expense)	662	(158)
Net of tax amount	$(2,624)	$381

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Statement of Income for the years ended December 31, 2018, 2017 and 2016.

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income For the Year Ended
	December 31,
Details about Accumulated Other Comprehensive Income Components	2018	2017	2016	Affected Line Item in the Statements of Income
Realized gains on available for sale securities
Realized securities gains reclassified into income	$804	$708	$1,023	Total non-interest income - net realized gains on sale of available for sale securities
Related income tax expense	(169)	(241)	(348)	Income tax expense

Total reclassifications for the period, net of tax	$635	$467	$675

Note 19: Commitments and Contingent Liabilities

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

Financial instruments whose contract amount represents credit risk as of December 31:

	2018	2017
Loan commitments	$265,696	$232,866
Standby letters of credit	2,106	3,021

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

The Company and Bank are also subject to claims and lawsuits that arise primarily in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits at December 31, 2018 will not have a material adverse effect on the consolidated financial position of the Company.

The Company has entered into employment agreements with certain officers that provide for the continuation of salary and certain benefits for a specified period of time under certain conditions. Under the terms of the agreement, these payments could occur in the event of a change in control of the Company or other circumstances.

Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days, and which are primarily intended for sale to investors in the secondary market.  Total mortgage loans in the process of origination amounted to $7.7 million and $3.6 million, and mortgage loans held for sale amounted to $4.0 million and $4.6 million, at December 31, 2018 and 2017, respectively.

Note 20: Stockholders’ Equity

Without prior regulatory approval, current regulations allow the Bank to pay dividends to the Company not exceeding retained net income for the previous two calendar years and the current year. In the event the Bank becomes unable to pay dividends to the Company, the Company may not be able to service its debt, pay its other obligations or pay dividends on its common stock. At December 31, 2018, the Bank was able to pay dividends without prior regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2018 and 2017,  the Bank meets all capital adequacy requirements to which it is subject.

In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Act”) was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act.  While the Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion.  Many of these changes could result in meaningful regulatory relief for community banks such as MutualBank.

The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent to replace the leverage and risk-based regulatory capital ratios.  The Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy statement” by raising the maximum amount of assets a qualifying holding company may have from $1.0 billion to $3.0 billion.  This expansion also excludes such holding companies from the minimum capital requirement of the Dodd-Frank Act.  In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

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

The Bank’s actual capital amounts and ratios as of December 31, are presented in the tables below.

	December 31, 2018
					Minimum Required To
			Minimum Regulatory		be Considered
	Actual Capital Levels		Capital Levels		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level(1):
MutualBank	$184,803	9.2%	$80,309	4.0%	$100,386	5.0%
Common Equity Tier 1 Capital Level (2) :
MutualBank	$184,803	12.1%	$68,476	4.5%	$98,910	6.5%
Tier 1 Risk-Based Capital Level (3) :
MutualBank	$184,803	12.1%	$91,301	6.0%	$121,735	8.0%
Total Risk-Based Capital Level (4) :
MutualBank	$198,084	13.0%	$121,734	8.0%	$152,169	10.0%

(1)	Tier 1 Capital to Total Average Assets for Leverage Ratio of $2.0 billion for the Bank at December 31, 2018.
(2)	Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.5 billion for the Bank at December 31, 2018.
(3)	Tier 1 Capital to Risk-Weighted Assets.
(4)	Total Capital to Risk-Weighted Assets.

	December 31, 2017
					Minimum Required To
			Minimum Regulatory		be Considered
	Actual Capital Levels		Capital Levels		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level(1) :
MutualFirst Consolidated	$148,135	9.4%	$63,293	4.0%	N/A	N/A
MutualBank	$133,515	8.4%	$63,254	4.0%	$79,068	5.0%
Common Equity Tier 1 Capital Level (2) :
MutualFirst Consolidated	$144,764	12.2%	$53,249	4.5%	N/A	N/A
MutualBank	$133,515	11.3%	$53,407	4.5%	$77,143	6.5%
Tier 1 Risk-Based Capital Level (3) :
MutualFirst Consolidated	$148,135	12.5%	$71,238	6.0%	N/A	N/A
MutualBank	$133,515	11.3%	$71,209	6.0%	$94,946	8.0%
Total Risk-Based Capital Level (4) :
MutualFirst Consolidated	$160,522	13.5%	$94,984	8.0%	N/A	N/A
MutualBank	$145,902	12.3%	$94,946	8.0%	$118,682	10.0%

(1)	Tier 1 Capital to Total Average Assets of $1.6 billion for the Leverage Ratio for the Bank and Company at December 31, 2017.
(2)	Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.2 billion for the Bank and Company at December 31, 2017.
(3)	Tier 1 Capital to Risk-Weighted Assets.
(4)	Total Capital to Risk-Weighted Assets.

The minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is being phased in annually, which started January 1, 2016, at the rate of 0.625% per year until fully phased in during 2019. The capital conservation buffer was 1.875% at December 31, 2018. The unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of December 31, 2018, the Bank is in excess of the capital conversation buffer requirements.

Note 22: Employee Benefits

The Company has a retirement savings 401(k) plan in which substantially all employees may participate.  The contributions are discretionary and determined annually.  The Company matches employees’ contributions at the following rates: 100 percent of participant contributions up to 4% and 50 percent of participant contributions from 4-6%, not to exceed a maximum of 5% of their compensation.  The Company’s expense for the plan was $1.2 million, $957,000 and $938,000 for 2018, 2017 and 2016, respectively.

The Company has an executive benefit plan and deferred compensation arrangements for the benefit of certain officers.  The Company also has deferred compensation arrangements with certain directors whereby, in lieu of previously receiving fees, the directors or their beneficiaries will be paid benefits for an established period following the director’s retirement or death.  These arrangements are informally funded by life insurance contracts which have been purchased by the Company.  The Company records a liability for these vested benefits based on the present value of future payments.  The Company’s expense for the plan was $675,000,  $652,000 and $676,000 for 2018, 2017 and 2016, respectively.

Note 23: Stock Option Plans

Under the Company’s stock option plans, which are accounted for in accordance with FASB ASC 718, Stock Compensation, the Company grants selected executives and other key employees and directors incentive and non-qualified stock option awards that vest and become fully exercisable at the discretion of the Compensation Committee as the options are granted.  The Company had stock option plans that were approved in 2000 and 2008 that expired in 2015 and 2018, respectively. Under the plan’s provisions, all option grants that have not been exercised or expired are still exercisable until the maturity or the participant forfeits the grant.  No additional grants of options can be made from these plans.

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

The following is a summary of the status of the Company’s stock option plans and changes in these plans during 2018.

	2018
		Weighted	Weighted		Aggregate
		Average	Average		Intrinsic
		Exercise	Remaining		Value
Options	Shares	Price	Contractual Life		(in thousands)
Outstanding, beginning of year	239,400	$7.78
Exercised	28,538	8.86
Outstanding and exercisable, end of year	210,862	$7.63	6.3	years	$3,994

There were 28,538,  65,161 and 77,600 options exercised during the years ended December 31, 2018, 2017 and 2016. There were no options granted during those periods.  The Company will fulfill options with authorized but unissued shares of stock from the 352,741 shares the Company has authorized under the 2008 shareholder-approved stock option and incentive plan.  The Company will also fulfill options with authorized but unissued shares of stock from the 141,462 shares the Company has authorized under the 2000 stock option plan.  Outstanding options may continue to be exercised from these plans; however no further grants can be made.

Cash received from options exercised under all share-based payment arrangements for years ended December 31, 2018, 2017 and 2016 was $253,000, $1.2 million and $976,000, respectively.  The intrinsic value on options exercised during the years ended December 31, 2018, 2017 and 2016 was $722,000, $1.1 million and $911,000, respectively.

Note 24: Earnings Per Share

Earnings per share were computed as follows:

	2018
		Weighted
		Average	Per-Share
	Net Income	Shares	Amount
Basic Earnings Per Share
Net income	$18,864	8,394,195	$2.25
Effect of Dilutive Securities
Stock options		149,302
Diluted Earnings Per Share
Net income available and assumed conversions	$18,864	8,543,497	$2.21

	2017
		Weighted
		Average	Per-Share
	Net Income	Shares	Amount
Basic Earnings Per Share
Net income	$12,315	7,360,066	$1.67
Effect of Dilutive Securities
Stock options		141,993
Diluted Earnings Per Share
Net income available and assumed conversions	$12,315	7,502,059	$1.64

	2016
		Weighted
		Average	Per-Share
	Net Income	Shares	Amount
Basic Earnings Per Share
Net income	$13,241	7,391,681	$1.79
Effect of Dilutive Securities
Stock options		147,157
Diluted Earnings Per Share
Net income available and assumed conversions	$13,241	7,538,838	$1.76

As of December 31, 2018, 2017 and 2016, the exercise price for all options was lower than the average market price of the common shares.

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

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Available for sale securities
Mortgage-backed securities	$104,343	$-	$104,343	$-
Collateralized mortgage obligations	109,281	-	109,281	-
Municipal obligations	154,896	-	154,896	-
Corporate obligations	2,355	-	-	2,355
Interest rate swap asset	599	-	599	-
Interest rate swap liability	599	-	599	-

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2017
Available for sale securities
Mortgage-backed securities	$67,798	$-	$67,798	$-
Collateralized mortgage obligations	87,250	-	87,250	-
Municipal obligations	110,495	-	110,495	-
Corporate obligations	11,835	-	9,114	2,721
Interest rate swap asset	525	-	525	-
Interest rate swap liability	525	-	525	-

The following is a reconciliation of the beginning and ending balances for the years ended December 31, 2018, 2017 and 2016 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	2018	2017	2016
Beginning balance	$2,721	$2,588	$2,534
Total realized and unrealized gains (losses)
Included in net income	(44)	-	-
Included in other comprehensive income (loss)	561	133	54
Purchases, issuances and settlements	(883)	-	-
Ending balance	$2,355	$2,721	$2,588
Total gains for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$-	$-	$-

Items Measured at Fair Value on a Non-Recurring Basis

From time to time, certain assets may be recorded at fair value on a non-recurring basis.  These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period.

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

December 31, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,355	Discounted cash flow	Discount rate	6.8%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7%
			Projected cures given deferral	0 - 15.0%
			Loss severity	21.4%

December 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,721	Discounted cash flow	Discount rate	7.0 - 8.0%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7 - 2.2%
			Projected cures given deferral	0 - 15.0%
			Loss severity	29.3 - 34.9%

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated balance sheets as of the dates noted below are as follows:

			Fair Value Measurements Using
	Carrying
December 31, 2018	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$33,414	$33,414	$33,414	$-	$-
Interest-bearing time deposits	4,239	4,239	4,239	-	-
Loans held for sale	3,987	4,011	-	4,011	-
Loans, net	1,482,662	1,456,270	-	-	1,456,270
FHLB stock	13,034	13,034	-	13,034	-
Interest receivable	6,940	6,940	-	6,940	-
Liabilities
Deposits	1,519,225	1,514,852	1,030,785	-	484,067
FHLB advances	292,497	290,092	-	290,092	-
Other borrowings	17,988	17,665	-	17,665	-
Interest payable	1,075	1,075	-	1,075	-

			Fair Value Measurements Using
	Carrying
December 31, 2017	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$27,341	$27,341	$27,341	$-	$-
Interest-bearing time deposits	1,853	1,853	1,853	-	-
Loans held for sale	4,577	4,584	-	4,584	-
Loans, net	1,167,758	1,150,005	-	-	1,150,005
FHLB stock	11,183	11,183	-	11,183	-
Interest receivable	5,282	5,282	-	5,282	-
Liabilities
Deposits	1,202,034	1,199,781	830,877	-	368,904
FHLB advances	217,163	215,326	-	215,326	-
Other borrowings	4,232	4,300	-	4,300	-
Interest payable	456	456	-	456	-

Note 26: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2018	2017
Assets
Cash on deposit with Bank	$3,590	$12,006
Cash on deposit with others	95	24
Total cash	3,685	12,030
Investment in common stock of subsidiaries	214,195	142,208
Other assets	2,838	425
Total assets	$220,718	$154,663

Liabilities
Other borrowings	$17,988	$4,232
Other liabilities	367	149
Total liabilities	18,355	4,381

Stockholders’ Equity	202,363	150,282
Total liabilities and stockholders’ equity	$220,718	$154,663

Condensed Statements of Income

	2018	2017	2016
Income
Dividends from subsidiaries	$6,695	$15,100	$12,000
Other income	9	-	-
Total income	6,704	15,100	12,000
Expenses	1,922	1,041	976
Income before income tax and equity in undistributed income of subsidiaries	4,782	14,059	11,024
Income tax benefit	(412)	(495)	(399)
Income before equity in undistributed income (distributions in excess of income) of subsidiaries	5,194	14,554	11,423
Equity in undistributed income (distributions in excess of income) of subsidiaries	13,670	(2,239)	1,818
Net Income Available to Common Shareholders	$18,864	$12,315	$13,241

Condensed Statements of Comprehensive Income

	2018	2017	2016
Net income	$18,864	$12,315	$13,241
Other comprehensive income:
Net unrealized holding gain (loss) on securities available for sale	(2,912)	3,112	(3,258)
Less: Reclassification adjustment for realized gains included in net income	(804)	(708)	(1,023)
Net unrealized gain on derivative used for cash flow hedges	-	-	1
Net unrealized gain (loss) relating to defined benefit plan	(109)	(20)	62
	(3,825)	2,384	(4,218)
Income tax (expense) benefit related to other comprehensive income	820	(749)	1,474
Other comprehensive income (loss)	(3,005)	1,635	(2,744)
Comprehensive income	$15,859	$13,950	$10,497

Condensed Statements of Cash Flows

	2018	2017	2016
Operating Activities
Net income	$18,864	$12,315	$13,241
Item not requiring cash
Deferred income tax benefit	20	(14)	200
(Equity in undistributed income) distributions in excess of income of subsidiaries	(13,670)	2,239	(1,818)
Other	(660)	74	(183)
Net cash provided by operating activities	4,554	14,614	11,440

Investing Activity
Investment in subsidiary	-	-	(100)
Net cash received (paid) in acquisition	(16,463)	-	-
Net cash used in investing activity	(16,463)	-	(100)

Financing Activities
Repayment of other borrowings	$(335)	$-	$(5,312)
Proceeds from other borrowings	10,000
Stock repurchased	-	-	(4,354)
Cash dividends	(6,354)	(4,862)	(4,284)
Proceeds from stock options exercised	253	1,156	976
Net cash provided by (used in) financing activities	3,564	(3,706)	(12,974)
Net Change in Cash	(8,345)	10,908	(1,634)
Cash, Beginning of Year	12,030	1,122	2,756
Cash, End of Year	$3,685	$12,030	$1,122

Note 27: Quarterly Results of Operations (Unaudited)

						Basic	Diluted
				Provision		Earnings Per	Earnings Per
	Interest	Interest	Net Interest	for Loan		Common	Common
Quarter Ended	Income	Expense	Income	Losses	Net Income	Share	Share
2018
March 31	$16,748	$3,164	$13,584	$450	$4,007	$0.51	$0.50
June 30	20,621	4,013	16,608	500	4,165	0.49	0.48
September 30	20,836	4,419	16,417	570	5,402	0.63	0.62
December 31	21,489	4,995	16,494	600	5,290	0.62	0.61
Total	$79,694	$16,591	$63,103	$2,120	$18,864	$2.25	$2.21

2017
March 31	$14,109	$2,396	$11,713	$200	$3,206	$0.44	$0.43
June 30	14,652	2,565	12,087	300	3,898	0.53	0.52
September 30	15,026	2,762	12,264	370	3,751	0.51	0.50
December 31	15,081	2,888	12,193	350	1,460	0.20	0.19
Total	$58,868	$10,611	$48,257	$1,220	$12,315	$1.67	$1.64

2016
March 31	$13,034	$2,272	$10,762	$200	$2,365	$0.32	$0.31
June 30	13,258	2,271	10,987	150	4,157	0.56	0.55
September 30	13,567	2,330	11,237	250	3,482	0.48	0.47
December 31	13,943	2,374	11,569	250	3,237	0.44	0.43
Total	$53,802	$9,247	$44,555	$850	$13,241	$1.79	$1.76

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in SEC Rule 13a‑15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s  rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate.  An evaluation of the Company’s disclosure controls and procedures as of December 31, 2018, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s  rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  As permitted by SEC guidance, management excluded from its assessment the operations of the Universal Bancorp acquisition made during 2018, which are described in Note 2: Acquisitions, included within the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. The total assets of the entity acquired in this acquisition represented approximately 12% of the Company’s consolidated assets as of December 31, 2018. Based on our assessment, we believe that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on the specified criteria.

Date: March 15, 2019	By:	/s/ David W. Heeter
David W. Heeter
President and Chief Executive Officer

	By:	/s/ Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

MutualFirst Financial, Inc.

Muncie, Indiana

Opinion on the Internal Control over Financial Reporting

We have audited MutualFirst Financial, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework:  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework:  (2013) issued by COSO.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting related to Universal Bancorp., which was acquired on February 28, 2019 and whose assets constitute approximately 12% of total assets of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting related to Universal Bancorp.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company and our report dated March 15, 2019, expressed an unqualified opinion thereon.

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

March 15, 2019

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in SEC Rule 13a‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

Information concerning the Company’s directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2019, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company who are directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2019, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

The business experience of each of our other current executive officers for at least the past five years is set forth below.

Christopher D. Cook.  Age 45 years. Mr. Cook, a certified public accountant, has served as Senior Vice President, Treasurer and Chief Financial Officer of MutualFirst and MutualBank since May 2010. Mr. Cook began his career with MutualBank in 1996. Since that time he has served as Profitability Analyst, Assistant Treasurer, Controller and Director of Finance.

Sharon L. Ferguson.  Age 63 years. Ms. Ferguson has served as Chief Risk Officer and Senior Vice President of Retail Lending of the Bank and Risk Management since January 2015. From February 2009 until January 2015, she served as Senior Vice President of Risk Management. From April 2008 until February 2009, she served as Senior Vice President of Consumer Banking.  From September 2007 to April 2008 she served as Vice President of Retail Products.  From October 2005 until September 2007 she served as Assistant Vice President, Retail Products Manager.  Prior to October 2005 she served as Assistant Vice President, Consumer Lending and Deposits Manager. She has been with the Bank since March 1998.

Christopher L. Caldwell.  Age 53 years. Mr. Caldwell has served as Senior Vice President of Business Banking of MutualBank since December 2012.  Beginning in 2008, he served as Vice President/Senior Business Banker for the Central Region of MutualBank.  From 2006 to 2008, he served as Regional Head of Commercial Lending for Delaware and Randolph counties.  Prior to that he was Vice President of Commercial Lending. Mr. Caldwell is a graduate of the ABA Stonier Graduate School of Banking and serves as Secretary of the MutualBank Charitable Foundation.  He has been with the Bank since 2005.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of that committee are

Directors Linn A. Crull (Chairman), Wilbur R. Davis, Edward J. Levy and Richard J. Lashley, all of whom are considered independent under applicable Nasdaq listing standards.  The Board of Directors has determined that Mr. Crull, Mr. Levy and Mr. Lashley are each considered to be an “audit committee financial expert” as defined in applicable SEC rules.  Additional information concerning the audit committee of the Company’s Board of Directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2019, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

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

To the Company’s knowledge, based solely on its review of the Section 16 reports filed by its directors and executive officers and written representations from those directors and executive officers, all Section 16(a) filing requirements applicable to the Company’s executive officers and directors during the fiscal year ended December 31, 2018, were met with the exception of Form 3s filed late for directors Altobella and Bernard and one Form 4 report conveying 1,000 shares for Director Bernard that was filed late and one Form 5 report covering 49 shares for Director Hughes that was filed late.

Code of Ethics

The Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act.  The Code of Ethics applies to all of the Company’s directors, officers and employees.  A copy of the Company’s updated Code of Ethics was filed with the SEC as Exhibit 14 to the Annual Report on Form 10‑K for the year ended December 31, 2017.  You may obtain a copy of the Code of Ethics on our website at www.bankwithmutual.com at “About Us – Investor Relations – Corporate Overview - Governance Documents - Code of Ethics,” or free of charge from the Company by writing to our Corporate Secretary at MutualFirst Financial, Inc., 110 E. Charles Street, Muncie, Indiana 47305‑2400 or by calling (765) 747‑2800.

Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2019, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2019, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2018.

	Number of securities to be	Weighted-average	Number of securities
	issued upon exercise of	exercise price of	remaining available for future
	outstanding options, warrants	outstanding options,	issuance under equity
Plan Category	and rights	warrants and rights	compensation plan
Equity compensation plans approved by security holders	210,862	$7.63	-
Equity compensation plans not approved by security holders	-	$-	-

Item 13.  Certain Relationships and Related Transactions

Information required by this item concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2019, which will be filed no later than 120 days after the close of the fiscal year.

Item 14.  Principal Accountant Fees and Services

Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2019, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8 of this Form 10‑K:

Annual Report Section
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2018 and 2017
Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements, December 31, 2018, 2017 and 2016

(a)(2) Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) Exhibits:

Regulation S-K Exhibit Number	Document
2.1

Agreement and Plan of Merger, dated as of October 4, 2017, by and among the Registrant and Universal Bancorp (incorporated herein by reference to the Registration Statement on Form S‑4 filed with the SEC on January 17, 2018 (No. 333‑222583))

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S‑1 filed with the SEC on September 16, 1999 (No. 333‑87239))
3.1a

Articles Supplementary to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on July 15, 2008 (File No. 000‑27905))

3.2

Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8‑K filed with the SEC on February 27, 2015 (File No. 000‑27905))

4.1

Certificate of Registrant’s common stock (incorporated herein by reference to Exhibit 4.0 to the Registrant’s Registration Statement on Form S‑1 filed with the SEC on September 16, 1999 (No. 333‑87239))

10.1

Amended and Restated Employment Agreement between the Registrant, MutualBank and David W. Heeter (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2016 (File No. 000‑27905))

10.2

Amended and Restated Employment Agreement between the Registrant, MutualBank and Patrick D. Botts (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2016 (File No. 000‑27905))

10.3

Amended and Restated Employment Agreement between the Registrant, MutualBank and Christopher D. Cook (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2016 (File No. 000‑27905))

10.4

Amended and Restated Employment Agreement between the Registrant, MutualBank and Charles J. Viater (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2016 (File No. 000‑27905))

10.5

Salary Continuation Agreement between the Registrant and Charles J. Viater (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2008 filed with the SEC on March 23, 2009 (File No. 000‑27905))

10.6

Form of Supplemental Retirement Plan Income Agreements for David W. Heeter and Patrick C. Botts (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 1999 filed with the SEC on March 30, 2000 (File No. 000‑27905))

10.7

Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2000 filed with the SEC on April 2, 2001 (File No. 000‑27905))

10.8

Form of Executive Deferred Compensation Plan Agreements for David W. Heeter and Patrick C. Botts (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 1999 filed with the SEC on March 30, 2000 (File No. 000‑27905))

10.9

Registrant’s 2000 Stock Option and Incentive Plan (incorporated herein by reference to Appendix D to the joint proxy statement-prospectus included in the Registrant’s Registration Statement on Form S‑4 filed with the SEC on October 19, 2000 (No. 333‑46510))

10.10

Director Deferred Compensation Master Agreement (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2006 filed with the SEC on March 16, 2007 (File No. 000‑27905))

10.11

Registrant’s 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2008 filed with the SEC on March 23, 2009 (File No. 000‑27905))

10.12

Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2009 filed with the SEC on March 18, 2010 (File No. 000‑27905))

10.13

Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2009 filed with the SEC on March 18, 2010 (File No. 000‑27905))

10.14

Change in Control Agreement between the Registrant, MutualBank and Christopher L. Caldwell (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2017 (File No. 000‑27905))

10.15

Change in Control Agreement between the Registrant, MutualBank and Sharon L. Ferguson (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2017 (File No. 000‑27905))

10.16	Director Fee Arrangements for 2018
10.17

Standstill Agreement dated March 16, 2018 by and among MutualFirst Financial, Inc. and the Ancora Parties (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 8-K filed on March 20, 2018 with the SEC (File No. 000-27905))

11	Statement re computation of earnings per share (See Note 24 of the Notes to Audited Consolidated Condensed Statements included in this Form 10‑K)
14	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-27905))
21	Subsidiaries of the registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13(a)‑14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)‑14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification
101

Financial statements from the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statement of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) Notes to Consolidated Condensed Financial Statements.

101.INSXBRL Instance Document
101.SCHXBRL Taxonomy Extension Schema Document
101.CALXBRL Taxonomy Extension Calculation Linkbase Document
101.DEFXBRL Taxonomy Extension Definition Linkbase Document
101.LABXBRL Taxonomy Extension Labels Linkbase Document
101.PREXBRL Taxonomy Extension Presentation Linkbase Document

(b)	Exhibits - See list in (a)(3) and the Exhibit Index following the signature page.
(c)	Financial Statements Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MutualFirst Financial, Inc.

Date: March 15, 2019	By:	/s/ David W. Heeter
David W. Heeter, President and Chief Executive Officer
(Duly Authorized Representative)

POWER OF ATTORNEY

We, the undersigned officers and directors of MutualFirst Financial, Inc., hereby severally and individually constitute and appoint David W. Heeter the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10‑K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David W. Heeter	/s/ Wilbur R. Davis
David W. Heeter, President and Director	Wilbur R. Davis, Chairman of the Board
(Principal Executive Officer)	Date: March 15, 2019
Date: March 15, 2019

/s/ Patrick C. Botts	/s/ Linn A. Crull
Patrick C. Botts, Director	Linn A. Crull, Director
Date: March 15, 2019	Date: March 15, 2019

/s/ James D. Rosema	/s/ William V. Hughes
James D. Rosema, Director	William V. Hughes, Director
Date: March 15, 2019	Date: March 15, 2019

/s/ Michelle R. Altobella	/s/ Mark L. Barkley
Michelle R. Altobella, Director	Mark L. Barkley, Director
Date: March 15, 2019	Date: March 15, 2019

/s/ Edward C. Levy	/s/ Michael J. Marien
Edward C. Levy, Director	Michael J. Marien, Director
Date: March 15, 2019	Date: March 15, 2019

/s/ Charles J. Viater	/s/ Richard J. Lashley
Charles J. Viater, Director	Richard J. Lashley, Director
Date: March 15, 2019	Date: March 15, 2019

/s/ James M. Bernard	/s/ Brian C. Hewitt
James M. Bernard, Director	Brian C. Hewitt, Director
Date: March 15, 2019	Date: March 15, 2019

/s/ Christopher D. Cook
Christopher D. Cook, Senior Vice President
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 15, 2019