Form 10-Q
period 2019-03-31
MUTUALFIRST FINANCIAL INC
filed 2019-05-09
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                              to

Commission File Number 000‑27905

MutualFirst Financial, Inc.
(Exact name of registrant as specified in its charter)

Maryland	35‑2085640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 E. Charles Street, Muncie, Indiana	47305‑2419
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (765) 747‑2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $.01 per share	MFSF	The NASDAQ Stock Market, LLC (Global Select Market)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of May 9, 2019, there were 8,617,362 shares of the registrant’s common stock outstanding.

MutualFirst Financial, Inc.

Form 10‑Q Quarterly Report for the Period Ended March 31, 2019

MutualFirst Financial, Inc.

Consolidated Condensed Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Cash and due from banks	$11,386	$13,078
Interest-bearing demand deposits	19,964	20,336
Cash and cash equivalents	31,350	33,414
Interest-bearing time deposits	4,311	4,239
Investment securities available for sale (carried at fair value)	373,937	370,875
Loans held for sale	8,702	3,987
Loans, net of allowance for loan losses of $13,364 and $13,281, at March 31, 2019 and December 31, 2018, respectively	1,490,729	1,482,662
Premises and equipment, net	25,188	25,641
Federal Home Loan Bank stock	13,115	13,034
Deferred tax asset, net	6,674	7,744
Cash value of life insurance	60,462	60,160
Goodwill	22,310	22,310
Core deposit intangibles	3,356	3,569
Other real estate owned and repossessed assets	1,752	2,013
Other assets	22,255	19,665
Total assets	$2,064,141	$2,049,313

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$272,826	$259,909
Interest-bearing	1,286,945	1,259,316
Total deposits	1,559,771	1,519,225
Federal Home Loan Bank advances	256,236	292,497
Other borrowings	17,810	17,988
Other liabilities	19,140	17,240
Total liabilities	1,852,957	1,846,950

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 8,624,462 and 8,603,462 shares
at March 31, 2019 and December 31, 2018, respectively	86	86
Additional paid-in capital	118,052	117,883
Retained earnings	90,531	87,018
Accumulated other comprehensive income (loss)	2,515	(2,624)
Total stockholders' equity	211,184	202,363
Total liabilities and stockholders' equity	$2,064,141	$2,049,313

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Income

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2019	2018
Interest and Dividend Income
Loans receivable	$18,270	$14,325
Investment securities	2,766	2,166
Federal Home Loan Bank stock	178	190
Deposits with financial institutions	88	67
Total interest and dividend income	21,302	16,748

Interest Expense
Deposits	3,573	2,107
Federal Home Loan Bank advances	1,436	962
Other	251	95
Total interest expense	5,260	3,164

Net Interest Income	16,042	13,584
Provision for loan losses	475	450
Net Interest Income After Provision for Loan Losses	15,567	13,134

Non-interest Income
Service fee income	1,808	1,564
Net realized gain on sales of available for sale securities	444	154
Commissions	1,196	1,262
Net gains on sales of loans	1,030	635
Net servicing fees	149	150
Increase in cash value of life insurance	302	289
Loss on sale of other real estate and repossessed assets	(29)	(68)
Other income	185	449
Total non-interest income	5,085	4,435

Non-interest Expenses
Salaries and employee benefits	8,560	7,289
Net occupancy expenses	1,044	897
Equipment expenses	647	556
Data processing fees	651	593
ATM and debit card expenses	562	471
Deposit insurance	207	257
Professional fees	408	782
Advertising and promotion	329	360
Software subscriptions and maintenance	769	594
Intangible amortization	214	163
Other real estate and repossessed assets	53	45
Other expenses	1,115	970
Total non-interest expenses	14,559	12,977

Income Before Income Tax	6,093	4,592
Income tax expense	855	585
Net Income	$5,238	$4,007

Earnings Per Common Share
Basic	$0.61	$0.51
Diluted	$0.60	$0.50
Dividends Per Common Share	$0.20	$0.18

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2019	2018
Net Income	$5,238	$4,007
Other Comprehensive Income (Loss)
Net unrealized holding gain (loss) on securities available for sale	6,959	(4,931)
Reclassification adjustment for realized gains included in net income	(444)	(154)
	6,515	(5,085)
Income tax (benefit) expense related to other comprehensive income	(1,376)	1,079
Other comprehensive income (loss), net of tax	5,139	(4,006)
Comprehensive Income	$10,377	$1

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statement of Stockholders’ Equity

For the Periods Ended March 31, 2019 and 2018

(Unaudited)

(In Thousands, Except Share and Per Share Data)

		Additional		Accumulated Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balances December 31, 2017	$74	$75,319	$74,508	$381	$150,282
Net income			4,007		4,007
Other comprehensive loss, net of taxes				(4,006)	(4,006)
Cash dividends, common stock ($0.18 per share)			(1,544)		(1,544)
Issuance of common stock related to acquisition	12	42,311			42,323
Balances March 31, 2018	$86	$117,630	$76,971	$(3,625)	$191,062

Balances December 31, 2018	$86	$117,883	$87,018	$(2,624)	$202,363
Net income			5,238		5,238
Other comprehensive income, net of taxes				5,139	5,139
Stock options, exercised		169			169
Cash dividends, common stock ($0.20 per share)			(1,725)		(1,725)
Balances March 31, 2019	$86	$118,052	$90,531	$2,515	$211,184

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income	$5,238	$4,007
Items not requiring cash
Provision for loan losses	475	450
Depreciation and amortization	1,521	1,269
Increase in cash value of life insurance	(302)	(289)
Net amortization (accretion) of purchase accounting adjustments	17	(61)
Loans originated for sale	(30,452)	(19,259)
Proceeds from sales of loans held for sale	26,703	20,729
Net gain on sale of loans	(1,030)	(635)
Net gain on sale of securities, available for sale	(444)	(154)
Gain on bank owned life insurance	-	(326)
Loss on sale of other real estate and repossessed assets	29	68
Change in
Interest receivable and other assets	1,163	927
Interest payable and other liabilities	(1,772)	(541)
Other adjustments	(281)	22
Net cash provided by operating activities	865	6,207

Investing Activities
Net change in interest-bearing time deposits	(72)	5,973
Purchases of securities, available for sale	(14,599)	(37,305)
Proceeds from maturities and paydowns of securities, available for sale	7,359	6,332
Proceeds from sales of securities, available for sale	10,785	36,811
Purchase of Federal Home Loan Bank stock	(81)	-
Net change in loans	(9,586)	(17,736)
Net cash and cash equivalents paid in acquisition	-	(7,673)
Purchases of premises and equipment	(540)	(390)
Proceeds from sale of real estate owned and repossessed assets	942	366
Proceeds from bank owned life insurance	-	1,669
Proceeds from sale of premises and equipment	375	67
Net cash used in investing activities	(5,417)	(11,886)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	16,012	19,727
Certificates of deposit	24,534	3,462
Proceeds from FHLB advances	100,500	112,600
Repayments of FHLB advances	(136,800)	(124,700)
Proceeds from other borrowings	-	10,000
Repayments of other borrowings	(202)	(138)
Cash dividends	(1,725)	(1,544)
Stock options exercised	169	-
Net cash provided by financing activities	2,488	19,407
Net Change in Cash and Cash Equivalents	(2,064)	13,728
Cash and Cash Equivalents, Beginning of Period	33,414	27,341
Cash and Cash Equivalents, End of Period	$31,350	$41,069
Additional Cash Flows Information
Interest paid	$5,306	$3,026
Transfers from loans to foreclosed assets	727	445
Mortgage servicing rights capitalized	64	56
Right of use assets obtained in exchange for lease obligations	3,603	-

In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$-	$406,928
Cash paid in acquisition	-	(18,999)
Common stock issued	-	(42,323)
Liabilities assumed	$-	$345,606

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(In Thousands, Except Share and Per Share Data)

Note 1:  Basis of Presentation

The consolidated condensed financial statements include the accounts of MutualFirst Financial, Inc. (MutualFirst or the “Company”), its wholly owned subsidiaries, MFBC Statutory Trust, Universal Preferred Trust, MutualFirst Risk Management, Inc., Mutual Risk Advisors, Inc., and MutualBank, an Indiana commercial bank (“Mutual” or the “Bank”), Mutual’s wholly owned subsidiaries, First MFSB Corporation, Mishawaka Financial Services, Summit Service Corp. and the wholly owned subsidiary of Summit Service Corp., Summit Mortgage Inc. (“Summit”), Mutual Federal Investment Company (“MFIC”), and MFIC majority owned subsidiary, Mutual Federal REIT, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. These companies conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. The more significant of the policies are described below.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K  for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 15, 2019.

The interim consolidated condensed financial statements at and for the three months ended March 31, 2019 and 2018, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2018 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2:  Acquisitions

On February 28, 2018, the Company completed the 100% acquisition of Universal Bancorp (“Universal”). Universal and BloomBank, a wholly-owned subsidiary of Universal, merged with and into the Company and the Bank, respectively. BloomBank was headquartered in Bloomfield, Indiana and had 13 retail financial center offices serving counties in central and southern Indiana. Under terms of the merger agreement, shareholders of Universal received fixed consideration of 15.6 shares of MutualFirst common stock and $250.00 in cash for each share of Universal common stock. The Company issued approximately 1.2 million shares of common stock, which was valued at approximately $42.3 million. Based upon the February 28, 2018 closing price of $35.70 per share of MutualFirst common stock, the transaction had an implied valuation of approximately $61.3 million. The Company incurred approximately $605,000 in pretax expenses related to the acquisition in the first three months of 2018. These expenses were classified in the non-interest expense section of the income statement, primarily in professional fees and other expenses. As a result of the acquisition, the Company was able to increase both its deposit and loan base and expects to reduce costs through economies of scale. Goodwill resulted from this transaction due to the expected synergies and economies of scale.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on valuations of the fair value of tangible and intangible assets acquired, liabilities assumed and related deferred tax impacts, which were based on assumptions that were subject to change as management evaluated, the purchase price for the Universal acquisition is detailed in the following table. If, prior to the end of the one-year measurement period for finalizing the purchase price allocation, information becomes available which would indicate adjustments were required to the purchase price allocation, such adjustments will be recorded in the reporting period in which the adjustment amounts were determined. No measurement period adjustments were recorded in the first quarter of 2019. Measurement period adjustments recorded in 2018 were calculated as if the accounting had been completed as of the acquisition date.

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

Of the total purchase price, $4.5 million was allocated to a core deposit intangible that is being amortized over its estimated life of 15 years. Of the remaining purchase price, $20.5 million was allocated to goodwill, which is not deductible for tax purposes. Loans acquired had a fair value of $252.4 million. The contractual principal at the acquisition date was $257.0 million. The $4.6 million will be accreted into income for the performing loans or utilized for charging off non-performing loans.

Pro Forma Financial Information

The results of operations of Universal Bancorp have been included in the Company’s consolidated financial statements since the acquisition date. The following schedule includes pro forma results for the three months ended March 31, 2018, as if the Universal acquisition occurred as of the beginning of the reporting period presented.

Three Months Ended
March 31, 2018
Summary of Operations
Net interest income	$15,875
Provision for loan losses	(450)
Net interest income after provision	$15,425
Non-interest income	4,713
Non-interest expense	(18,795)
Income before income taxes	$1,343
Income tax benefit (expense)	208
Net income to common shareholders	$1,551
Basic earnings per share	$0.18
Diluted earnings per share	$0.18

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

Note 3:  Earnings Per Share

Earnings per share were computed as follows:

	Three Months Ended March 31,
	2019			2018
		Weighted-Average	Per-Share		Weighted-Average	Per-Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic Earnings Per Share
Net income	$5,238	8,621,406	$0.61	$4,007	7,810,916	$0.51
Effect of Dilutive Securities
Stock options		124,415			154,977
Diluted Earnings Per Share
Net income available and assumed conversions	$5,238	8,745,821	$0.60	$4,007	7,965,893	$0.50

As of March 31, 2019 and 2018, the exercise price for all options was lower than the average market price of the common shares.

Note 4:  Impact of Accounting Pronouncements

In March 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-01 “Leases (Topic 842): Codification Improvements.” These amendments align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The ASU also requires lessors within the scope of Topic 842, Financial Services-Depository Lending, to present all “principal payments received under leases” within investing activities on the Consolidated Statements of Cash Flows. Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early application is permitted. An entity should apply the amendments as of the date that it first applied Topic 842, using the same transition methodology in accordance with paragraph 842-10-65-1(c). The

Company adopted Topic 842 on January 1, 2019 and applied the amendments in ASU 2019-01 as of the same date and it did not have a material impact on its accounting and disclosures.

In August 2018, the FASB issued ASU 2018‑13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify the disclosure requirements in Topic 820 as follows:

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

The guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018‑13 and delay adoption of the additional disclosures until their effective date. The Company is assessing ASU 2018‑13 and the impact on its disclosures.

In June 2018, the FASB issued ASU 2018‑07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718, Compensation – Stock Compensation to include share-based payments issued to nonemployees for goods and services. Topic 718 currently only includes share-based payments to employees where the ASU will substantially align the accounting for share-based payments to nonemployees and employees. The ASU supersedes Subtopic 505‑50, Equity – Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal year, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company has adopted ASU 2018‑07 and it did not have a material impact on the Company’s accounting and disclosures.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. The new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption, permitted. The Company adopted ASU 2017-12 on January 1, 2019 and it did not have a material impact on the Company’s accounting and disclosures.

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The ASU is intended to provide financial statement users with useful information about the expected credit losses on financial instruments and other commitments to extend credit.

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

This ASU will be effective for the Company for interim and annual periods beginning in the first quarter of 2020. Earlier adoption is permitted beginning in the first quarter of 2019. The Company is in process of implementing a third-party software solution to assist in the application of the new standard. The Company continues to evaluate all resources and data (both current and historical) needed. The overall impact of the new standard on the financial condition or results of operations cannot yet be determined.

In February 2016, the FASB issued ASU 2016‑02, Leases. The objective of the amendment is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. These changes will increase transparency among companies by recognizing lease assets and liabilities on the balance sheet and disclosing additional information about lease arrangements. The amendments in this update were effective for annual and interim periods beginning in the first quarter of 2019. The Company has operating leases in place for some locations as well as equipment. In July 2018, the FASB issued ASU 2018-10, which provides narrow-scope improvements to the lease standard and ASU 2018-11, which allows entities to choose an additional transition method, under which an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this transitional method, the entity shall recognize and measure the leases that exist at the adoption date and the prior comparative periods are not adjusted. The Company adopted this ASU as of January 1, 2019 using the transitional method. The new standard provides a number of optional practical expedients in transition. The Company has elected the practical expedients that allowed the Company to retain the classifications of existing leases, not re-assess if existing leases have initial direct costs and hindsight when determining the lease term and assessment of impairment. The Company adopted ASU 2016-02 on January 1, 2019 and recorded a right-of-use asset and lease liability of $3.6 million, based on the present value of the expected remaining lease payments.

Note 5:  Investment Securities

The amortized costs and approximate fair values, together with gross unrealized gains and losses on securities, are in the tables below. All mortgage-backed securities and collateralized mortgage obligations held as of March 31, 2019 and December 31, 2018 were guaranteed by government sponsored entities, government corporations or federal agencies.

	March 31, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$109,857	$892	$(999)	$109,750
Collateralized mortgage obligations	109,149	339	(1,058)	108,430
Municipal obligations	148,607	4,953	(156)	153,404
Corporate obligations	2,996	-	(643)	2,353
Total investment securities	$370,609	$6,184	$(2,856)	$373,937

	December 31, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$106,094	$296	$(2,047)	$104,343
Collateralized mortgage obligations	110,994	157	(1,870)	109,281
Municipal obligations	153,976	2,008	(1,088)	154,896
Corporate obligations	2,998	-	(643)	2,355
Total investment securities	$374,062	$2,461	$(5,648)	$370,875

The amortized cost and fair value of securities available for sale at March 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
Description of Securities	Amortized Cost	Fair Value
Security obligations due
Within one year	$-	$-
One to five years	340	345
Five to ten years	18,735	19,322
After ten years	132,528	136,090
	151,603	155,757
Mortgage-backed securities	109,857	109,750
Collateralized mortgage obligations	109,149	108,430
Totals	$370,609	$373,937

Proceeds from sales of securities available for sale for the three months ended March 31, 2019 and 2018 were $10.8 million and $36.8 million, respectively. Gross gains were recognized on the sales for the three months ended March 31, 2019 and 2018 of $445,000 and $154,000, respectively. Gross losses of $1,000 were also recognized on the sales for the three months ended March 31, 2019. There were no gross losses recognized on the sales of securities for the three months ended March 31, 2018.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2019 and December 31, 2018 was $132.9 million and $206.9 million, respectively, which were approximately 35.6% and 55.8%, respectively, of the Company’s investment portfolio at those dates.

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

During the first three months of 2019 and 2018, the Bank determined that its security holdings had no other-than-temporary impairment.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for Sale Securities
Mortgage-backed securities	$-	$-	$50,798	$(999)	$50,798	$(999)
Collateralized mortgage obligations	-	-	69,692	(1,058)	69,692	(1,058)
Municipal obligations	-	-	10,093	(156)	10,093	(156)
Corporate obligations	-	-	2,353	(643)	2,353	(643)
Total temporarily impaired securities	$-	$-	$132,936	$(2,856)	$132,936	$(2,856)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for Sale Securities
Mortgage-backed securities	$33,176	$(348)	$42,230	$(1,699)	$75,406	$(2,047)
Collateralized mortgage obligations	15,139	(111)	64,495	(1,759)	79,634	(1,870)
Municipal obligations	35,501	(542)	14,018	(546)	49,519	(1,088)
Corporate obligations	-	-	2,355	(643)	2,355	(643)
Total temporarily impaired securities	$83,816	$(1,001)	$123,098	$(4,647)	$206,914	$(5,648)

Mortgage-Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investments in MBSs and CMOs were caused by interest rate changes and illiquidity. The Company expects to recover the amortized cost basis over the term of the securities. Because (1) the decline in market value is attributable to changes in interest rates and illiquidity and not credit quality, (2) the Company does not intend to sell the investments and (3) it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider any of these investments to be other-than-temporarily impaired at March 31, 2019.

Municipal Obligations

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by changes in interest rates and illiquidity. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value of the investments. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments. The Company does not consider any of these investment securities to be other-than-temporarily impaired at March 31, 2019.

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

The Company conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred. Economic models are used to determine whether an other-than-temporary impairment has occurred on these securities. While all securities are considered, the securities primarily impacted by other-than-temporary impairment testing are trust preferred securities.

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

Pooled Trust Preferred Securities. The Bank has invested in a pooled trust preferred security. At March 31, 2019, the current book value of our pooled trust preferred security was $3.0 million. The original par value of this security was $3.0 million. The pooled trust preferred security owned was performing as agreed in the first three months of 2019. As of March 2019, current Moody’s ratings for this bond was B3. The pooled trust preferred security owned by the Bank is exempt from the Volcker Rule.

The following table provides additional information related to the Bank’s investment in a pooled trust preferred security as of March 31, 2019:

									Total			Excess
									Number			subordination
								Number of	of Banks	Actual	Total	(after taking
								Banks /	and	Deferrals/	Projected	into account
								Insurance	Insurance	Defaults	Defaults	best estimate
						Realized		Cos.	Cos. In	(as a % of	(as a % of	of future
		Original	Book	Fair	Unrealized	Losses	Lowest	Currently	Issuance	original	performing	deferrals/
Deal Name	Class	Par	Value	Value	Loss	2019	Ratings	Performing	(Unique)	collateral)	collateral) (1)	defaults) (2)
(Dollars in Thousands)
U.S. Capital Funding I	B1	$3,000	$2,996	$2,353	$(643)	$-	Caa1	24	26	7.95%	5.78%	6.69%

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
default percentages.

Note 6:  Loans and Allowance

Classes of loans at March 31, 2019 and December 31, 2018 include:

	March 31,	December 31,
	2019	2018
Real estate
Commercial	$482,627	$485,808
Commercial construction and development	60,383	53,310
Consumer closed end first mortgage	458,498	464,539
Consumer open end and junior liens	73,346	77,072
Total real estate loans	1,074,854	1,080,729
Other loans
Consumer loans
Auto	52,496	43,667
Boat/RVs	218,175	216,608
Other consumer loans	6,615	6,893
Commercial and industrial	151,796	149,359
Total other loans	429,082	416,527
Total loans	1,503,936	1,497,256
Undisbursed loans in process	(8,596)	(10,096)
Unamortized deferred loan costs, net	8,753	8,783
Allowance for loan losses	(13,364)	(13,281)
Net loans	$1,490,729	$1,482,662

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

Consumer Real Estate and Other Consumer Loans

With respect to residential loans that are secured by consumer closed end first mortgages and are primarily owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Consumer open end and junior lien loans are typically secured by a subordinate interest in 1‑4 family residences, and other consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured or when the loan becomes well secured and is in the process of collection, generally only after six months of satisfactory performance.

Nonaccrual loans, segregated by class of loans, as of March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018
Real estate
Commercial	$1,281	$4,782
Commercial construction and development	-	62
Consumer closed end first mortgage	3,758	2,777
Consumer open end and junior liens	212	273
Consumer loans
Auto	64	88
Boat/RVs	646	470
Other consumer loans	44	46
Commercial and industrial	267	91
Total nonaccrual loans	$6,272	$8,589

An age analysis of the Company’s past due loans, segregated by class of loans, as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019
							Total Loans
							90 Days
	30‑59	60‑89	90 Days	Total		Total	Past Due
	Days Past	Days Past	or More	Past		Loans	and
	Due	Due	Past Due	Due	Current	Receivable	Accruing
Real estate
Commercial	$2,095	$462	$898	$3,455	$479,172	$482,627	$-
Commercial construction and development	1,137	-	-	1,137	59,246	60,383	-
Consumer closed end first mortgage	4,181	1,874	3,042	9,097	449,401	458,498	206
Consumer open end and junior liens	210	65	159	434	72,912	73,346	-
Consumer loans
Auto	125	91	57	273	52,223	52,496	-
Boat/RVs	2,207	342	572	3,121	215,054	218,175	-
Other consumer loans	28	12	37	77	6,538	6,615	-
Commercial and industrial	137	58	267	462	151,334	151,796	-
Total	$10,120	$2,904	$5,032	$18,056	$1,485,880	$1,503,936	$206

	December 31, 2018
							Total Loans
							90 Days
	30‑59	60‑89	90 Days	Total		Total	Past Due
	Days Past	Days Past	or More	Past		Loans	and
	Due	Due	Past Due	Due	Current	Receivable	Accruing
Real estate
Commercial	$1,145	$536	$4,377	$6,058	$479,750	$485,808	$-
Commercial construction and development	4,633	-	61	4,694	48,616	53,310	-
Consumer closed end first mortgage	7,847	1,662	2,696	12,205	452,334	464,539	517
Consumer open end and junior liens	353	114	220	687	76,385	77,072	-
Consumer loans
Auto	257	16	72	345	43,322	43,667	-
Boat/RVs	2,174	594	350	3,118	213,490	216,608	-
Other consumer loans	65	8	41	114	6,779	6,893	-
Commercial and industrial	617	93	91	801	148,558	149,359	-
Total	$17,091	$3,023	$7,908	$28,022	$1,469,234	$1,497,256	$517

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

The following tables present impaired loans as of and for the three month periods ended March 31, 2019 and 2018 and as of and for the year ended December 31, 2018.

	March 31, 2019
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$6,133	$6,281	$-	$6,315	$169
Commercial construction and development	539	539	-	544	5
Consumer closed end first mortgage	844	844	-	990	-
Commercial and industrial	158	158	-	145	1

Loans with a specific valuation allowance
Real estate
Consumer closed end first mortgage	335	335	40	168	-

Total
Real estate
Commercial	$6,133	$6,281	$-	$6,315	$169
Commercial construction and development	$539	$539	$-	$544	$5
Consumer closed end first mortgage	$1,179	$1,179	$40	$1,158	$-
Commercial and industrial	$158	$158	$-	$145	$1

Total	$8,009	$8,157	$40	$8,162	$175

	March 31, 2018
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$801	$801	$-	$839	$-
Commercial construction and development	668	668	-	684	7
Consumer closed end first mortgage	1,411	1,411	-	1,477	1
Commercial and industrial	152	152	-	212	-

Loans with a specific valuation allowance
Real estate
Commercial	214	214	100	214	1

Total
Real estate
Commercial	$1,015	$1,015	$100	$1,053	$1
Commercial construction and development	$668	$668	$-	$684	$7
Consumer closed end first mortgage	$1,411	$1,411	$-	$1,477	$1
Commercial and industrial	$152	$152	$-	$212	$-

Total	$3,246	$3,246	$100	$3,426	$9

	December 31, 2018
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$6,324	$6,377	$-	$1,882	$-
Commercial construction and development	549	549	-	633	27
Consumer closed end first mortgage	1,137	1,137	-	1,260	-
Commercial and industrial	131	131	-	167	5

Loans with a specific valuation allowance
Real estate
Commercial	174	214	100	206	-

Total
Real estate
Commercial	$6,498	$6,591	$100	$2,088	$-
Commercial construction and development	$549	$549	$-	$633	$27
Consumer closed end first mortgage	$1,137	$1,137	$-	$1,260	$-
Commercial and industrial	$131	$131	$-	$167	$5

Total	$8,315	$8,408	$100	$4,148	$32

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2019.

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

	March 31, 2019
	Commercial				Consumer
		Special
	Pass	Mention	Substandard	Doubtful	Pass	Substandard	Total
Real estate
Commercial	$460,826	$11,858	$9,943	$-			$482,627
Commercial construction and development	53,616	6,228	539	-			60,383
Consumer closed end first mortgage					$453,242	$5,256	458,498
Consumer open end and junior liens					73,092	254	73,346

Other loans
Consumer loans
Auto					52,387	109	52,496
Boat/RVs					217,493	682	218,175
Other consumer loans					6,569	46	6,615
Commercial and industrial	144,424	3,561	3,811	-			151,796
	$658,866	$21,647	$14,293	$-	$802,783	$6,347	$1,503,936

	December 31, 2018
	Commercial				Consumer
		Special
	Pass	Mention	Substandard	Doubtful	Pass	Substandard	Total
Real estate
Commercial	$465,888	$9,501	$10,419	$-			$485,808
Commercial construction and development	46,649	6,112	549	-			53,310
Consumer closed end first mortgage					$459,771	$4,768	464,539
Consumer open end and junior liens					76,752	320	77,072

Other loans
Consumer loans
Auto					43,559	108	43,667
Boat/RVs					215,830	778	216,608
Other consumer loans					6,835	58	6,893
Commercial and industrial	141,705	4,009	3,645	-			149,359
	$654,242	$19,622	$14,613	$-	$802,747	$6,032	$1,497,256

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2019 and 2018, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other segments.

	Three Months Ended March 31, 2019
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$8,426	$1,548	$3,307	$13,281
Provision charged to expense	26	37	412	475
Losses charged off	(55)	(41)	(347)	(443)
Recoveries	4	1	46	51
Balance, end of period	$8,401	$1,545	$3,418	$13,364

	Three Months Ended March 31, 2018
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$7,704	$1,761	$2,922	$12,387
Provision charged (credited) to expense	408	(49)	91	450
Losses charged off	(138)	(20)	(214)	(372)
Recoveries	-	8	64	72
Balance, end of period	$7,974	$1,700	$2,863	$12,537

The following tables provide a breakdown of the allowance for loan losses and loan portfolio balances by segment as of March 31, 2019 and 2018, and December 31, 2018.

	March 31, 2019
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$-	$40	$-	$40
Collectively evaluated for impairment	8,401	1,505	3,418	13,324
Total allowance for loan losses	$8,401	$1,545	$3,418	$13,364
Loan balances
Individually evaluated for impairment	$6,830	$1,179	$-	$8,009
Collectively evaluated for impairment	687,976	457,319	350,632	1,495,927
Gross loans	$694,806	$458,498	$350,632	$1,503,936

	March 31, 2018
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	7,874	1,700	2,863	12,437
Loans acquired with deteriorated credit quality	-	-	-	-
Total allowance for loan losses	$7,974	$1,700	$2,863	$12,537
Loan balances
Individually evaluated for impairment	$1,835	$1,411	$-	$3,246
Collectively evaluated for impairment	693,903	475,011	279,989	1,448,903
Loans acquired with deteriorated credit quality	312	-	-	312
Gross loans	$696,050	$476,422	$279,989	$1,452,461

	December 31, 2018
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	8,326	1,548	3,307	13,181
Loans acquired with deteriorated credit quality	-	-	-	-
Total allowance for loan losses	$8,426	$1,548	$3,307	$13,281
Loan balances
Individually evaluated for impairment	$7,178	$1,137	$-	$8,315
Collectively evaluated for impairment	681,299	463,402	344,240	1,488,941
Loans acquired with deteriorated credit quality	-	-	-	-
Gross loans	$688,477	$464,539	$344,240	$1,497,256

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

The Company charges-off consumer real estate and other consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down of 1‑4 family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 180 days past due, charge-off of unsecured open-end loans when the loan is 180 days past due, and charge-down to the net realizable value when other secured loans are 120 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged-off.

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

Loans retain their accrual status at the time of their modification. As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual until a period of satisfactory performance, generally six months, is obtained or it becomes current. If a loan is on accrual at the time of the modification, the loan is evaluated to determine if the collection of principal and interest is reasonably assured and generally stays on accrual.

At March 31, 2019, the Company had loans that were modified in troubled debt restructurings. The modification of terms of such loans included one or a combination of the following: an extension of maturity or a reduction of the stated interest rate.

The following tables describe troubled debts restructured during the three month periods ended March 31, 2019 and 2018:

	March 31, 2019			March 31, 2018
	No. of	Pre-Modification	Post-Modification	No. of	Pre-Modification	Post-Modification
	Loans	Recorded Balance	Recorded Balance	Loans	Recorded Balance	Recorded Balance
Real estate
Commercial	-	$-	$-	3	$138	$140
Consumer closed end first mortgage	1	10	10	3	47	59
Consumer open end and junior liens	1	7	7	1	36	36

Other loans
Consumer Loans
Auto	1	17	17	-	-	-
Boat/RVs	1	8	8	-	-	-
Commercial and industrial	-	-	-	1	61	61

The impact of these modifications on the allowance for loan losses was insignificant.

Newly restructured loans by type for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31, 2019
				Total
	Rate	Term	Combination	Modification
Real estate
Consumer closed end first mortgage	$-	$-	$10	$10
Consumer open end and junior liens	-	7	-	7

Other loans
Consumer loans
Auto	-	-	17	17
Boat/RVs	-	8	-	8

	Three Months Ended March 31, 2018
				Total
	Rate	Term	Combination	Modification
Real estate
Commercial	$-	$-	$140	$140
Consumer closed end first mortgage	-	-	59	59
Consumer open end and junior liens	-	36	-	36
Commercial and industrial	-	61	-	61

The following tables describe troubled debt restructurings that have subsequently defaulted during the three months ended March 31, 2019 and 2018. Defaults are defined as any loans that become 90 days past due.

Three Months Ended
	March 31, 2019		March 31, 2018
		Post-Modification Outstanding		Post-Modification Outstanding
	No. of Loans	Recorded Balance	No. of Loans	Recorded Balance
Other Loans
Consumer Loans
Boat/RV	1	$263	-	$-

At March 31, 2019, the Company had residential real estate owned as a result of foreclosure totaling $231,000 compared to $541,000 at December 31, 2018. Real estate in the process of foreclosure was $1.0 million at March 31, 2019, compared to $833,000 at December 31, 2018.

Note 7:  Goodwill

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Corporation may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The Universal acquisition on February 28, 2018 resulted in $20.5 million of goodwill, which includes a reduction of $1.6 million. This reduction was recorded in the second and fourth quarters of 2018 as a measurement period adjustment. Details regarding the Universal acquisition are discussed in Note 2 Acquisitions of this Form 10‑Q. There have been no changes in goodwill since December 31, 2018.

	March 31,	December 31,
	2019	2018
Balance as of beginning of period	$22,310	$1,800
Goodwill acquired during the year	-	22,069
Measurement period adjustments	-	(1,559)
Balance as of end of period	$22,310	$22,310

Note 8:  Accounting for Certain Loans Acquired in a Transfer

The Company acquired loans in the acquisition of Universal and a few of the transferred loans had evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

The following table presents the carrying amounts of the acquired loans included in the balance sheet amounts of loans receivable as of March 31, 2019.

	March 31, 2019	December 31, 2018
Outstanding balance
Real estate
Commercial	$116,667	$120,249
Commercial construction and development	11,286	8,664
Consumer closed end first mortgage	29,316	30,694
Consumer open end and junior liens	7,647	8,032
Total real estate loans	164,916	167,639
Other loans
Consumer loans
Auto	987	1,138
Boat/RVs	58	97
Other	455	523
Commercial and industrial	9,921	10,571
Total other loans	11,421	12,329
Total loans	$176,337	$179,968

Carrying amount	$173,796	$177,169
Allowance	-	-
Carrying amount net of allowance	$173,796	$177,169

Note 9: Lease Commitments

The Company and its subsidiaries are obligated under leases for certain office premises, land, and equipment. In determining whether a contract contains a lease, the Company examines the contract to ensure an asset was specifically identified and that the Company has control of use over the asset. To determine whether a lease is classified as operating or financing, the Company performs an economic life test.  The Company has recognized seventeen operating leases.

At lease inception, the Company determines the lease term by adding together the minimum lease term and all optional renewal periods that it is reasonably certain to renew. Our leases primarily have initial lease terms of generally 1 to 7 years with various lease renewal options at the Company’s sole discretion. We include certain renewal options in the measurement of our right-of-use assets and lease liabilities if they are reasonably certain to be exercised.

We have made a policy election to exclude the recognition requirements of Topic 842 to all classes of leases with original terms of 12 months or less. Instead, lease obligations with an initial term of 12 months or less are expensed.

The Company also elected not to separate lease components from non-lease components.

The discount rate used in determining the lease liability and related right of use asset is based upon what would be obtained by the Company for similar loans as an incremental rate as of the date of origination or renewal.

The following table shows lease right of use assets and lease liabilities as of March 31, 2019.

	Statement of Financial Condition classification	March 31, 2019
Operating lease right of use asset	Other Assets	$3,391

Operating lease liabilities	Other Liabilities	$3,413

The following table shows the components of operating leases expense for the three months ended March 31, 2019.

		Three Months Ended
	Statement of Income classification	March 31, 2019
Operating lease cost	Net occupancy expenses and equipment expenses	$214
Short-term lease cost	Net occupancy expenses and equipment expenses	32
Variable lease cost	Net occupancy expenses	37
Total operating lease cost		$283

Operating lease costs are included in net occupancy expenses and equipment expenses. Gross rental expense for the operating leases for the three months ended March 31, 2019 were $170,000 and $44,000, respectively.

The following table shows future minimum rental commitments for all noncancelable operating leases for the next five years and thereafter.

2019	$675
2020	829
2021	662
2022	518
2023	402
Thereafter	1,185
Total lease payments	$4,271
Less: imputed interest	858
Present value of lease liabilities	$3,413

The following table shows the weighted average remaining lease term, the weighted average discount rate and supplemental Consolidated Statement of Cash Flows information for operating leases at March 31, 2019.

	March 31, 2019
Weighted average remaining lease term	14.22	years
Weighted average discount rate	3.66%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$252

There are no new significant leases that have not yet commenced as of March 31, 2019.

Note 10:  Derivative Financial Instruments

The Company has certain interest rate derivative positions that are not designated as hedging instruments. Derivative assets and liabilities are recorded at fair value on the Consolidated Balance Sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. These derivative positions relate to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, the Company agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the client to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s Consolidated Statements of Income. The notional amount of customer-facing swaps as of March 31, 2019 and December 31, 2018 was approximately $27.5 million and $21.1 million, respectively. During the three months ended March 31, 2019 and 2018, the Company did not recognize any net gains or losses related to the changes in fair value of these swaps. Additionally, the Company recognized $51,000 of income for the related swap fees for the three months ended March 31, 2019 and no swap fee income for the three months ended March 31, 2018.

The following table shows the fair values of derivative financial instruments at March 31, 2019 and December 31, 2018.

	Derivatives
		Fair Value			Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2019	2018	Location	2019	2018
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$667	$599	Other liabilities	$667	$599

Note 11:  Other Borrowings

Other borrowings consisted of the following components:

	March 31,	December 31,
	2019	2018
Notes payable	$9,462	$9,665
Subordinated debentures, net of discount	8,348	8,323
Total	$17,810	$17,988

The Company acquired $5.0 million of subordinated debentures in the 2008 acquisition of MFB Corp, which had a net balance of $4.3 million at March 31, 2019 due to the purchase accounting adjustment in that acquisition. These securities mature 30 years from the date of issuance, or September 15, 2035. The securities bear a rate of interest of the prevailing three-month LIBOR rate plus 170 basis points, which was 4.31% at March 31, 2019 and 4.49% at December 31, 2018. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

The Company acquired $5.0 million of subordinated debentures in the acquisition of Universal, which had a net balance of $4.0 million at March 31, 2019 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance, or October 7, 2035. The securities bear a rate of interest of the prevailing three-month LIBOR rate plus 169 basis points, which was 4.48% at March 31, 2019 and 4.13% at December 31, 2018. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

The Company borrowed $10.0 million in two $5.0 million term notes from First Tennessee Bank, N.A. to use in the acquisition of Universal. These loans had a combined balance of $9.5 million at March 31, 2019. The fixed rate term note had a balance of $4.5 million and matures 5 years from the date of issuance, or February 28, 2023. This term note bears a fixed rate of interest of 4.99% per annum and requires quarterly principal payments, which began March 31, 2018. The variable rate term note matures 5 years from the date of issuance, or February 28, 2023. This term note bears a rate of interest of the prevailing three-month LIBOR rate plus 195 basis points, which was 4.75% at March 31, 2019 and 4.35% at December 31,2018. The Company has the right to redeem either note at any time, in whole or in part, without penalty.

Note 12:  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	March 31,	December 31,
	2019	2018
Net unrealized gain (loss) on securities available for sale	$3,328	$(3,187)
Net unrealized gain relating to defined benefit plan liability	(99)	(99)
	3,229	(3,286)
Tax effect	(714)	662
Net of tax amount	$2,515	$(2,624)

The following table presents the reclassification adjustments out of accumulated other comprehensive income that were included in net income in the Consolidated Statements of Income for the three months ended March 31, 2019 and 2018.

	Amount Reclassified from
	Accumulated Other
	Comprehensive Income For the
	Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income Components	2019	2018	Affected Line Item in the Statements of Income
Realized gains on available for sale securities
Realized securities gains reclassified into income	$444	$154	Total non-interest income - net realized gains on sale of available for sale securities
Related income tax expense	(89)	(32)	Income tax expense

Total reclassifications for the period, net of tax	$355	$122

Note 13:  Fair Values of Financial Instruments

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

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2019
Available for sale securities
Mortgage-backed securities	$109,750	$-	$109,750	$-
Collateralized mortgage obligations	108,430	-	108,430	-
Municipal obligations	153,404	-	153,404	-
Corporate obligations	2,353	-	-	2,353
Interest rate swap asset	667	-	667	-
Interest rate swap liability	667	-	667	-

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Available for sale securities
Mortgage-backed securities	$104,343	$-	$104,343	$-
Collateralized mortgage obligations	109,281	-	109,281	-
Municipal obligations	154,896	-	154,896	-
Corporate obligations	2,355	-	-	2,355
Interest rate swap asset	599	-	599	-
Interest rate swap liability	599	-	599	-

The following is a reconciliation of the beginning and ending balances for the three months ended March 31, 2019 and 2018 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended
	March 31,
	2019	2018
Beginning balance	$2,355	$2,721
Total realized and unrealized gains (losses)
Included in net income	-	-
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	(2)	-
Ending balance	$2,353	$2,721
Total gains for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$-	$-

Items Measured at Fair Value on a Non-Recurring Basis

From time to time, certain assets may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period.

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

March 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,353	Discounted cash flow	Discount rate	6.8%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7%
			Projected cures given deferral	0 - 15.0%
			Loss severity	21.4%

December 31, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,355	Discounted cash flow	Discount rate	6.8%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7%
			Projected cures given deferral	0 - 15.0%
			Loss severity	21.4%

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated balance sheets as of the dates noted below are as follows:

			Fair Value Measurements Using
	Carrying
March 31, 2019	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$31,350	$31,350	$31,350	$-	$-
Interest-bearing time deposits	4,311	4,311	4,311	-	-
Loans held for sale	8,702	8,753	-	8,753	-
Loans, net	1,490,729	1,464,194	-	-	1,464,194
FHLB stock	13,115	13,115	-	13,115	-
Interest receivable	7,060	7,060	-	7,060	-
Liabilities
Deposits	1,559,771	1,557,550	1,046,796	-	510,754
FHLB advances	256,236	254,857	-	254,857	-
Other borrowings	17,810	17,462	-	17,462	-
Interest payable	1,029	1,029	-	1,029	-

			Fair Value Measurements Using
	Carrying
December 31, 2018	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$33,414	$33,414	$33,414	$-	$-
Interest-bearing time deposits	4,239	4,239	4,239	-	-
Loans held for sale	3,987	4,011	-	4,011	-
Loans, net	1,482,662	1,456,270	-	-	1,456,270
FHLB stock	13,034	13,034	-	13,034	-
Interest receivable	6,940	6,940	-	6,940	-
Liabilities
Deposits	1,519,225	1,514,852	1,030,785	-	484,067
FHLB advances	292,497	290,092	-	290,092	-
Other borrowings	17,988	17,665	-	17,665	-
Interest payable	1,075	1,075	-	1,075	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following should be read in conjunction with the Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10‑K  for the year ended December 31, 2018, which was filed with the SEC on March 15, 2019.

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

Our principal business consists of attracting retail and commercial deposits from the general public, municipalities and businesses, including some brokered deposits, and investing those funds primarily in loans secured by consumer closed end first mortgages and consumer open end and junior liens on owner-occupied, one- to four-family residences, a variety of other consumer loans, loans secured by commercial real estate, commercial construction and development and commercial and industrial loans. Funds not invested in loans generally are invested in investment securities, including mortgage-backed, mortgage-related, and municipal securities. We also obtain funds from FHLB advances and other borrowings.

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

First Quarter Highlights. At March 31, 2019, we had $2.1 billion in assets, $1.5 billion in net loans, $1.6 billion in deposits and $211.2 million in stockholders’ equity. The Bank’s total risk-based capital ratio at March 31, 2019 was 13.2%, exceeding the 10.0% requirement for a well-capitalized institution. Tangible common equity, as a percentage of tangible assets, increased to 9.1%  as of March 31, 2019 compared to 8.7% and 8.3% at December 31, 2018 and March 31, 2018, respectively. For the quarter ended March 31, 2019, net income was $5.2 million, or $0.60 diluted earnings per common share, compared with net income of $4.0 million, or $0.50 diluted earnings per common share for the quarter ended March 31, 2018.

The Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10‑K  for the year ended December 31, 2018, contains a summary of our management’s strategic plan for 2015‑2019. The financial highlights of our strategic progress during the quarter include:

•	Commercial and non-real estate consumer lending was 64.6% of the lending portfolio as of March 31, 2019 compared to 63.8% at December 31, 2018.

•

Core deposits were $1.0 billion as of March 31, 2019 and December 31, 2018, or 67.1% of total deposits as of March 31, 2019 compared to 67.8%  at December 31, 2018.  The decrease in the core deposit percentage was due to an increase in certificates of deposit, which management believes to be a source of stable funding.

•	Commission income from wealth and investment services remained consistent for the quarter at $1.2 million compared to the same period in 2018.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in Item 8 of the Form 10‑K  for the year ended December 31, 2018 contains a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets, mortgage servicing rights, valuation of intangible assets and securities, deferred tax asset and income tax accounting.

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

Securities. Under FASB Codification Topic 320 (ASC 320), Investments-Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale or trading. Management determines the appropriate classification at the time of purchase. The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity. Debt securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and do not affect earnings until realized.

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

Deferred Tax Asset. The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future. The Company’s most recent evaluation has determined that, except for the amounts represented by the valuation allowance in Note 17 to the Consolidated Financial Statements in Item 8 of the Form 10‑K  for the year ended December 31, 2018, the Company will more likely than not be able to utilize the remaining deferred tax asset. As of year-end 2018, the Company had generated average annual positive pre-tax pre-provision earnings of $19.1 million, or 1.2% of pre-tax pre-provision ROA over the previous five years. This level of earnings, if maintained in the future, would be sufficient to utilize portions of the operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The analysis as of March 31, 2019, supports the position that no additional valuation reserve is needed.

The valuation allowances established are the result of net operating losses for state franchise tax purposes totaling $35.0 million. See Note 17 to the Consolidated Financial Statements in Item 8 of the Form 10‑K  for the year ended December 31, 2018.

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

Forward-Looking Statements

This Form 10‑Q, and our future filings with the SEC, Company press releases, other public pronouncements, stockholder communications and oral statements made by or with the approval of an authorized executive officer, will contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements include, but are not limited to: (i) statements of our goals, intentions and expectations; (ii) statements regarding our business plans, prospects, growth and operating strategies; (iii) statements regarding the asset quality of our loan and investment portfolios; and (iv) estimates of our risks and future costs and benefits. These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (i) the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; (ii) changes in general economic conditions, either nationally or in our market areas; (iii) changes in the levels of general interest rates and the relative differences between short- and long-

term interest rates, deposit interest rates, our net interest margin and funding sources; (iv) fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; (v) decreases in the secondary market for the sale of loans that we originate; (vi) results of examinations of us by the IDFI, FDIC, FRB or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; (vii) legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act”), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes that increase our capital requirements; (viii) our ability to attract and retain deposits; (ix) increases in premiums for deposit insurance; (xi) management’s assumptions in determining the adequacy of the allowance for loan losses; (xi) our ability to control operating costs and expenses; (xii) the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; (xiii) difficulties in reducing risks associated with the loans on our balance sheet; (xiv) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; (xv) a failure or security breach in the computer systems on which we depend; (xvi) our ability to retain key members of our senior management team; (xvii) costs and effects of litigation, including settlements and judgments; (xviii) our ability to successfully integrate into our operations any assets, liabilities, customers, systems, and management personnel acquired and those we may in the future acquire, and our ability to realize related revenue synergies and cost savings within expected time frames or at all and any goodwill charges related thereto; (xix) increased competitive pressures among financial services companies; (xx) changes in consumer spending, borrowing and savings habits; (xxi) the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; (xxii) adverse changes in the securities markets; (xxiii) inability of key third-party providers to perform their obligations to us; (xxiv) changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and (xxv) other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this report

The Company wishes to advise readers that these factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Financial Condition

General. Total assets at March 31, 2019 were $2.0 billion, reflecting a $14.8 million increase since December 31, 2018. The gross loan portfolio at March 31, 2019 increased by $8.1 million since December 31, 2018 primarily due to organic loan growth of $10.1 million in non-residential consumer loans and $6.3 million growth in commercial loans. These increases were partially offset by a reduction in residential loan balances of $9.8 million. Total liabilities as of March 31, 2019 were $1.9 billion, an increase of $6.0 million compared to December 31, 2018, primarily due to a $40.5 million increase in deposits, partially offset by a decrease in Federal Home Loan Bank of Indianapolis (“FHLBI”) advances of $36.3 million. Total stockholders’ equity increased to $211.2 million, an increase of $8.8 million compared to December 31, 2018 primarily due to $5.2 million in net income and  a  $5.1 million increase in accumulated other comprehensive income due to market value changes in the investment portfolio partially offset by $1.7 million of dividends paid during the three months ended March 31, 2019.

Loans. Our gross loan portfolio, excluding loans held for sale, increased $6.7 million at March 31, 2019 to $1.5 billion. The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during the three month period:

	March 31,	December 31,	Amount	Percent
	2019	2018	Change	Change
	(Dollars in thousands)
Real estate
Commercial	$482,627	$485,808	$(3,181)	(0.65)%
Commercial construction and development	60,383	53,310	7,073	13.27
Consumer closed end first mortgage	458,498	464,539	(6,041)	(1.30)
Consumer open end and junior liens	73,346	77,072	(3,726)	(4.83)
Total real estate loans	1,074,854	1,080,729	(5,875)	(0.54)

Consumer loans
Auto	52,496	43,667	8,829	20.22
Boat/RV	218,175	216,608	1,567	0.72
Other	6,615	6,893	(278)	(4.03)
Total consumer other	277,286	267,168	10,118	3.79
Commercial and industrial	151,796	149,359	2,437	1.63
Total other loans	429,082	416,527	12,555	3.01
Total loans	$1,503,936	$1,497,256	$6,680	0.45%

The Company’s strategy to increase commercial and non-real estate consumer loans remains a primary focus as we continued to see growth in these areas during the first three months of 2019. Commercial and non-real estate consumer loans increased by $16.4 million to $955.6 million. The mix of loans in our portfolio as of March 31, 2019 compared to December 31, 2018 continued to shift toward our desired strategic objective of increasing commercial and consumer loans. We continue to seek to provide sound commercial borrowers opportunities for new loans to meet their growing demands, refinance loans currently served by other financial institutions and build relationships with commercial clients in our footprint. The Company continues to sell longer term fixed-rate mortgage loans to reduce related interest rate risk.

Delinquencies and Non-performing Assets. As of March 31, 2019, our total loans delinquent 30‑to‑89 days were $13.0 million, or 0.9% of total loans, down from $20.1 million, or 1.3% of total loans at the year-end of 2018.  The decrease was primarily due to a decrease in delinquencies on consumer real estate loans of $3.6 million. A commercial construction and development loan of $4.4 million that was delinquent as of December 31, 2018, but was performing as agreed at the end of the first quarter of 2019 also contributed to the decrease.

At March 31, 2019, our non-performing assets totaled $8.2 million or 0.40% of total assets, compared to $11.1 million or 0.54% of total assets at December 31, 2018. This $2.9 million, or 26.0%  decrease was primarily due to a  $3.0 million loan going on non-accrual in the fourth quarter of 2018 but performing as agreed at the end of the first quarter of 2019.

The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	March 31,	December 31,	Amount	Percent
	2019	2018	Change	Change
	(Dollars in thousands)
Non-accruing loans	$6,272	$8,589	$(2,317)	(26.98)%
Accruing loans delinquent 90 days or more	206	517	(311)	(60.15)
Other real estate owned and repossessed assets	1,752	2,013	(261)	(12.97)
Total	$8,230	$11,119	$(2,889)	(25.98)%

The Company continues to diligently monitor and write down loans that appear to have irreversible weakness. The Company works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral. Total classified assets decreased by 1.14% from $22.9 million at December 31, 2018 to $22.6 million at March 31, 2019.

At March 31, 2019, foreclosed real estate and real estate in judgment totaled $1.1 million compared to $1.2 million at December 31, 2018. At March 31, 2019, all foreclosed real estate owned was in consumer or commercial real estate. As of March 31, 2019, the Company also held $611,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Allowance for Loan Losses. Allowance for loan losses increased to $13.4 million as of March 31, 2019 compared to $13.3 million as of December 31, 2018. The allowance for loan losses to non-performing loans as of March 31, 2019 was 206.3% compared to 145.9% as of December 31, 2018. The allowance for loan losses to total loans was 0.89%  at March 31, 2019 compared to 0.88% as of December 31, 2018. Non-performing loans to total loans at March 31, 2019 were 0.43% compared to 0.61%  at December 31, 2018. Non-performing assets to total assets were 0.40%  at March 31, 2019 compared 0.54%  at December 31, 2018.

Deposits. Deposits increased by $40.5 million in the first three months of 2019 primarily due to seasonality of deposit growth. The increase in deposits was a result of a $16.0 million increase in core deposits to $1.0 billion and a $24.5 million increase in certificates of deposit to $513.0 million. Core deposits are 67.1% of the Bank’s total deposits as of March 31, 2019.

	At
	March 31, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average	Amount	Percent
	Amount	Rate	Amount	Rate	Change	Change
	(Dollars in thousands)
Type of Account:
Non-interest Checking	$272,826	0.00%	$259,909	0.00%	$12,917	4.97%
Interest-bearing NOW	402,010	0.81	408,135	0.78	(6,125)	(1.50)
Savings	188,059	0.01	182,346	0.01	5,713	3.13
Money Market	183,902	0.76	180,395	0.65	3,507	1.94
Certificates of Deposit	512,974	1.95	488,440	1.83	24,534	5.02
Total	$1,559,771	0.94%	$1,519,225	0.87%	$40,546	2.67%

Borrowings. Total borrowings decreased $36.0 million to $274.0 million at March 31, 2019, or 11.7%, since year-end 2018. The decrease was primarily due to decreased FHLB advance borrowing due to deposit growth. Other borrowings decreased $178,000 as of March 31, 2019.

The Company acquired $5.0 million of subordinated debentures in the 2008 acquisition of MFB Corp, which had a net balance of $4.3 million at March 31, 2019 due to the purchase accounting adjustment in that acquisition. These securities mature 30 years from the date of issuance, or September 15, 2035. The securities bear a rate of interest of the prevailing three-month LIBOR rate plus 170 basis points. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

The Company acquired $5.0 million of subordinated debentures in the acquisition of Universal, which had a net balance of $4.0 million at March 31, 2019 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance, or October 7, 2035. The securities bear a rate of interest of the prevailing three-month LIBOR rate plus 169 basis points. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

The Company borrowed $10.0 million in two $5.0 million term notes from First Tennessee Bank, N.A. to use in the acquisition of Universal. These loans had a combined balance of $9.5 million at March 31, 2019. The fixed rate term note had a balance of $4.5 million and matures 5 years from the date of issuance, or February 28, 2023. This term note bears a fixed rate of interest of 4.99% per annum. The variable rate term note had a balance of $5.0 million and matures 5 years from the date of issuance, or February 28, 2023. This term note bears a rate of interest of the prevailing three-month LIBOR rate plus 195 basis points. The Company has the right to redeem either note at any time, in whole or in part,  without penalty.

Stockholders’ Equity. Stockholders’ equity was $211.2 million at March 31, 2019, an increase of $8.8 million from December 31, 2018. The increase was primarily due to net income of $5.2 million and an increase in accumulated other comprehensive income of $5.1 million due to the market value changes in the investment portfolio. These increases were partially offset by common stock cash dividends paid of $1.7 million during the three months of 2019. The Company’s tangible book value per common share as of March 31, 2019 increased to $21.51 compared to $20.51 as of December 31, 2018 and the tangible common equity ratio increased to 9.10%  as of March 31, 2019 compared to 8.72% as of December 31, 2018. The increases in tangible book value per share and the tangible common equity ratio were due to the reasons noted above. The Bank’s risk-based capital ratios were well in excess of “well-capitalized” levels as defined by all regulatory standards as of March 31, 2019.

Comparison of Results of Operations for the Three Months Ended March 31, 2019 and 2018.

General. Net income for the three months ended March 31, 2019 was $5.2 million, or $0.60 diluted earnings per common share compared to net income of $4.0 million, or $0.50 diluted earnings per common share for the three months ended March 31, 2018. Annualized return on average assets was 1.02% and annualized return on average tangible common equity was 11.73% for the first quarter of 2018 compared to 0.93% and 10.53% respectively, for the same period of 2018.

Net Interest Margin and Average Balance Sheet. The table on the following page presents the Company’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets for the periods indicated. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	March 31, 2019			March 31, 2018
	Average			Average
	Outstanding	Interest	Average	Outstanding	Interest	Average
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate

Interest-Earning Assets:
Interest-bearing deposits	$24,688	$88	1.43%	$21,686	$67	1.24%
Mortgage-backed securities available for sale (1)	218,076	1,523	2.79	175,951	1,127	2.56
Investment securities available for sale (1)	152,592	1,243	3.26	130,858	1,039	3.18
Loans (2)	1,504,429	18,270	4.86	1,280,521	14,325	4.47
Stock in FHLB of Indianapolis	13,088	178	5.44	11,765	190	6.46
Total interest-earning assets	1,912,873	21,302	4.45	1,620,781	16,748	4.13
Non-Interest Earning Assets (net of allowance for loan losses and unrealized gain (loss)	140,226			108,909
Total Assets	$2,053,099			$1,729,690

Interest-Bearing Liabilities:
Demand and NOW accounts	$399,719	$784	0.78	$344,426	$437	0.51
Savings deposits	184,481	5	0.01	157,519	5	0.01
Money market accounts	181,866	330	0.73	183,643	220	0.48
Certificate accounts	508,575	2,454	1.93	405,893	1,445	1.42
Total deposits	1,274,641	3,573	1.12	1,091,481	2,107	0.77
Borrowings	287,265	1,687	2.35	234,946	1,057	1.80
Total interest-bearing accounts	1,561,906	5,260	1.35	1,326,427	3,164	0.95
Non-Interest Bearing Accounts	267,668			223,763
Other Liabilities	19,080			16,047
Total Liabilities	1,848,654			1,566,237
Stockholders’ Equity	204,445			163,453
Total liabilities and stockholders’ equity	$2,053,099			$1,729,690
Net Earning Assets	$350,967			$294,354
Net Interest Income		$16,042			$13,584
Net Interest Rate Spread (3)			3.10%			3.18%
Net interest margin (4)			3.35%			3.35%
Net interest margin, tax equivalent(5)			3.43%			3.42%
Average Interest-Earning Assets to Average Interest- Bearing Liabilities	122.47%			122.19%

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
(5) Tax equivalent margin is calculated by taking non-taxable interest and grossing up by 21% applicable tax rate..

Interest Income. Total interest income increased $4.5 million, or 27.2%, to $21.3 million during the three months ended March 31, 2019 from $16.7 million during the same period in 2018. The increase was a result of an increase of $223.9 million in average interest-earning assets due to an increase in the average loan portfolio of $292.1 million primarily as a result of the acquisition of Universal during first quarter 2018 and an increase of thirty-two basis points in the average interest rate earned on average interest-earning assets for the quarter ended March 31, 2019 compared to the same period in 2018.

Interest Expense. Interest expense increased $2.1 million, or 66.2%, to $5.3 million during the three months ended March 31, 2019 compared to the same period in 2018. The primary reason for this increase was an increase of $235.5 million in average interest-bearing liabilities primarily due to the acquisition of Universal during the first quarter 2018. This was due to an increase in average interest-bearing deposits of $183.2 million and an increase in average borrowings of $52.3 million. In addition, the average rate paid on interest-bearing liabilities increased by forty basis points for the three months ended March 31, 2019 compared to the same period in 2018.

Net Interest Income and Net Interest Margin. Net interest income before the provision for loan losses increased $2.5 million for the quarter ended March 31, 2019 compared to the same period in 2018. The increase in net interest income was primarily a result of an increase of $292.1 million in average interest earning assets, due to an increase of $223.9 million in average loans. Net interest margin remained consistent at 3.35%, while the tax equivalent margin increased one basis points to 3.43%. For more information on our asset/liability management, especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in the Form 10‑K  for the year ended December 31, 2018.

Provision for Loan Losses. Provision for loan losses in the first quarter of 2019 was $475,000 compared to $450,000 during last year’s comparable period. The increase was due to management’s ongoing evaluation of the adequacy of the allowance for loan losses, which was partially attributable to an increasing organic loan portfolio. Net charge offs in the first quarter of 2019 were $392,000, or 0.10% of total average loans on an annualized basis, compared to net charge offs of $300,000, or 0.09% of total average loans on an annualized basis, in the first quarter of 2018.

Non-Interest Income. Non-interest income for the first quarter of 2019 was $5.0 million, an increase of $650,000 compared to the first quarter of 2018.

	Three Months Ended
	March 31,		Amount	Percent
	2019	2018	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$1,808	$1,564	$244	15.60%
Net realized gain (loss) on sale of securities	444	154	290	188.31
Commissions	1,196	1,262	(66)	(5.23)
Net gains on sales of loans	1,030	635	395	62.20
Net servicing fees	149	150	(1)	(0.67)
Increase in cash surrender value of life insurance	302	289	13	4.50
Loss on sale of other real estate and repossessed assets	(29)	(68)	39	(57.35)
Other income	185	449	(264)	(58.80)
Total	$5,085	$4,435	$650	14.66%

Increases in non-interest income included an increase of $395,000 in net gain on sales of loans due to a 31% increase in the dollar amount of sold mortgages and an increase of $244,000 in service fee income on deposit accounts primarily due to the acquisition in 2018 along with increases in interchange fee income. An increase on net gain on sale of investments of $290,000 was primarily due to an opportunistic restructure of a portion of the investment portfolio. This increase was partially offset by a $264,000 decrease in other income due to $326,000 of death benefits received on bank-owned life insurance policies in the first quarter of 2018 which were not repeated in the first quarter of 2019.

Non-Interest Expense. Non-interest expenses increased $1.6 million, to $14.6 million, for the first quarter of 2019.

	Three Months Ended
	March 31,		Amount	Percent
	2019	2018	Change	Change
	(Dollars in thousands)
Non-Interest Expenses:
Salaries and employee benefits	$8,560	$7,289	$1,271	17.44%
Net occupancy expenses	1,044	897	147	16.39
Equipment expenses	647	556	91	16.37
Data processing fees	651	593	58	9.78
ATM and debit card expenses	562	471	91	19.32
Deposit insurance	207	257	(50)	(19.46)
Professional fees	408	782	(374)	(47.83)
Advertising and promotion	329	360	(31)	(8.61)
Software subscriptions and maintenance	769	594	175	29.46
Intangible amortization	214	163	51	31.29
Other real estate and repossessed assets	53	45	8	17.78
Other expenses	1,115	970	145	14.95
Total	$14,559	$12,977	$1,582	12.19%

Increases in non-interest expense were primarily due to the acquisition and integration of Universal in 2018, primarily resulting in increases in salaries and employee benefits, software subscriptions and maintenance, net occupancy expense, and other expenses.  One-time pretax merger-related expenses, primarily in professional fees and other expenses, were $605,000 in the first quarter of 2018 with no similar activity in the same period of 2019.

Income Tax Expense. The effective tax rate for the first quarter of 2019 was 14.0% compared to 12.7% in the same quarter of 2018. The increase was due to an increase in pre-tax net income compared to tax free income.

Reconciliation of Non-GAAP Financial Measures

This report on Form 10‑Q contains financial information determined by methods other than in accordance with U.S. GAAP. Non-GAAP financial measures are used by management to measure the strength of its capital and its ability to generate earnings on tangible capital invested by its shareholders. Although the Company believes these non-GAAP measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly compared GAAP financial measures are included in the following table.

	At and for the Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
Total Stockholders' Equity (GAAP)	$211,184	$202,363	$191,062
Less: Intangible Assets	25,666	25,879	28,378
Tangible common equity (non-GAAP)	$185,518	$176,484	$162,684

Total assets (GAAP)	$2,064,141	$2,049,313	$1,996,105
Less: Intangible Assets	25,666	25,879	28,378
Tangible assets (non-GAAP)	$2,038,475	$2,023,434	$1,967,727

Tangible common equity to tangible assets (non-GAAP)	9.10%	8.72%	8.27%

Book value per common share (GAAP)	$24.49	$23.52	$22.28
Less: Effect of Intangible Assets	2.98	3.01	3.31
Tangible book value per common share (non-GAAP)	$21.51	$20.51	$18.97

Return on average stockholders' equity (GAAP)	10.25%	10.87%	9.81%
Add: Effect of Intangible Assets	1.48	1.69	0.72
Return on average tangible common equity (non-GAAP)	11.73%	12.56%	10.53%

Total tax free interest income (GAAP)
Loans receivable	$102	$106	$100
Investment securities	1,209	1,226	944
Total tax free interest income	$1,311	$1,332	$1,044
Total tax free interest income, gross (at 21%)	$1,659	$1,686	$1,322

Net interest margin (GAAP)
Net interest income (GAAP)	$16,042	$16,494	$13,584
Add: Tax effect tax free interest income at 21%	348	354	278
Net interest income (non-GAAP)	16,390	16,848	13,862
Divided by: Average interest-earning assets	1,912,873	1,898,949	1,620,871
Net interest margin, tax equivalent	3.43%	3.55%	3.42%

Ratio Summary:
Return on average equity (ROE)	10.25%	10.87%	9.81%
Return on average tangible common equity	11.73%	12.56%	10.53%
Return on average assets (ROA)	1.02%	1.04%	0.93%
Tangible common equity to tangible assets	9.10%	8.72%	8.27%
Net interest margin, tax equivalent	3.43%	3.55%	3.42%

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

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. It is overseen by the Asset and Liability Management Committee. The Board of Directors requires the Bank to maintain a minimum liquidity ratio of 10% of deposits. At March 31, 2019, our ratio was 22.4%. The Company is currently in excess of the minimum liquidity ratio set by the Board due to the size of the investment portfolio. Management continues to seek to utilize liquidity off of the investment portfolio to fund loan growth over the next few years as demand for loans increases. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We hold cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). At March 31, 2019, on a consolidated basis, the Company had $405.3 million in cash and investment securities available for sale and $8.7 million in loans held for sale generally available for its cash needs. We can also generate funds from borrowings, primarily FHLB advances, portfolio loans, and, to a lesser degree, third party loans. At March 31, 2019, the Bank had the ability to borrow an additional $39.7 million in FHLB advances based on current pledged collateral. In addition, we have historically sold 15‑ and 30‑year, fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity. The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses, the Company is responsible for paying amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, the payment of which is subject to regulatory limits. At March 31, 2019, the Company, on an unconsolidated basis, had $4.2 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2019, the approved outstanding loan commitments, including unused lines of credit, amounted to $291.0 million. Certificates of deposit scheduled to mature in one year or less as of March 31, 2019, totaled $224.7 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. For the quarter ended March 31, 2019, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At March 31, 2019, the Bank had $168.1 million in commitments to make loans, $9.0 million in undisbursed portions of closed loans, $111.7 million in unused lines of credit and $2.2 million in standby letters of credit. In addition, on a consolidated basis, at March 31, 2019, the Company had $274.0 million in outstanding borrowings, of which $119.9 million is due in the next twelve months.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. See ‘Item 1 - Business- How We Are Regulated - Regulatory Capital Requirements’ of the Company’s Annual Report on Form 10‑K  for the year ended December 31, 2018. The FDIC may require the Bank to have additional capital above the specific regulatory levels if it believes the Bank is subject to increased risk due to asset problems, high interest rate risk and other risks.

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015, and phased in over a four-year period (beginning at 40% on January 1, 2015, and an additional 20% per year thereafter). Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and continued to phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reached 2.5%). As of January 1, 2019 the capital conservation buffer was fully phased in. As of March 31, 2019, the Bank exceeded the minimum buffer requirement.

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

The Bank’s  capital ratios as of March 31, 2019, are presented in the table below.

					Minimum Required To
			Minimum Regulatory		Be Considered Well-
	Actual Capital Levels		Capital Levels		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level (1) :
MutualBank	$189,700	9.4%	$80,921	4.0%	$101,151	5.0%
Common Equity Tier 1 Capital Level (2) :
MutualBank	$189,700	12.3%	$69,443	4.5%	$100,307	6.5%
Tier 1 Risk-Based Capital Level (3) :
MutualBank	$189,700	12.3%	$92,591	6.0%	$123,455	8.0%
Total Risk-Based Capital Level (4) :
MutualBank	$203,064	13.2%	$123,455	8.0%	$154,318	10.0%

(1)	Tier 1 Capital to Total Average Assets of $2.0 billion for Leverage Ratio for the Bank at March 31, 2019.
(2)	Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.5 billion for the Bank at March 31, 2019.
(3)	Tier 1 Capital to Risk-Weighted Assets.
(4)	Total Capital to Risk-Weighted Assets.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Information about the Company’s asset and liability management and market and interest-rate risks is included in Item 7A of the Form 10‑K  for the year ended December 31, 2018, filed with the SEC on March 15, 2019.

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

Management continues to evaluate options to mitigate interest rate risk in an increasing interest rate environment during this cycle of low interest rates. This includes shortening assets and lengthening liabilities when possible.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin and improve earnings. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term, fixed-rate loans in our portfolio, during the first three months of 2019 we sold in the secondary market $25.7 million of primarily fixed rate, one- to four-family mortgage loans with a term to maturity of 15 years or greater.

If past rate movements are an indication of future changes, they usually are neither instantaneous nor do a majority of core deposits reprice at the same level as rates change. The following chart reflects the Bank’s percentage change in net interest income, over a one year time period, and net portfolio value (NPV)

assuming an instantaneous parallel rate shock in a range from down 200 basis points to up 400 basis points as of March 31, 2019.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(13.7)%	(21.2)%
Up 300 basis points	(10.0)%	(15.4)%
Up 200 basis points	(6.4)%	(9.8)%
Up 100 basis points	(3.1)%	(4.1)%
Down 100 basis points	(2.4)%	(8.9)%
Down 200 basis points	(5.6)%	(23.7)%

The following chart indicates the Company’s percentage change in net interest income and NPV assuming rate movements that are not instantaneous, but change gradually over one year.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(4.3)%	(19.0)%
Up 300 basis points	(3.2)%	(13.8)%
Up 200 basis points	(2.1)%	(8.7)%
Up 100 basis points	(1.0)%	(3.6)%
Down 100 basis points	(1.6)%	(8.4)%
Down 200 basis points	(3.3)%	(22.4)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and (as defined in SEC Rule 13a‑15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s  rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures as of March 31, 2019, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s  rules and forms.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in SEC Rule 13a‑15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10‑K  for the year ended December 31, 2018.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On January 18, 2019, the Company announced that its Board of Directors had authorized the repurchase of up to approximately 430,000 shares of common stock, or 5% of its then-outstanding shares over a one-year period. These stock repurchases may be made from time-to-time in open market or negotiated transactions as deemed appropriate by the Company and will depend on market conditions. As of March 31, 2019, the Company had not repurchased any shares under this plan, as shown on the following table.

	Total Number of	Average	Number of Shares Purchased as	Maximum Number of Shares that May Yet
	Shares	Price Paid	Part of Publicly Announced Plan or	Be Purchased Under the Publicly
	Purchased	Per Share	Programs	Announced Plans or Programs
January	-	$-	-	430,000
February	-	-	-	430,000
March	-	-	-	430,000
	-	$-	-

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

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S‑1 filed with the SEC on September 16, 1999 (No. 333‑87239)).
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

11	Statement re computation of earnings per share (See Note 3 of the Notes to Unaudited Consolidated Condensed Statements included in this Form 10‑Q)
31.1	Rule 13(a)‑14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)‑14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification

101

Financial statements from Quarterly Report on Form 10‑Q of the Registrant for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statement of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements.

	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b) Exhibits - See list in (a)(3) and the Exhibit Index following the signature page.

(c) Financial Statements Schedules – None

INDEX TO EXHIBITS

Number	Description
31.1	Rule 13(a)‑14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)‑14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification

101

Financial statements from Quarterly Report on Form 10‑Q of the Registrant for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements.

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

Date: May 9, 2019	By:	/s/ David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: May 9, 2019	By:	/s/ Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer