Form 10-Q
period 2019-06-30
MUTUALFIRST FINANCIAL INC
filed 2019-08-08
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  June 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of August 8, 2019, there were 8,526,246 shares of the registrant’s common stock outstanding.

MutualFirst Financial, Inc.

Form 10‑Q Quarterly Report for the Period Ended June 30, 2019

MutualFirst Financial, Inc.

Consolidated Condensed Balance Sheets

(In Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Cash and due from banks	$11,228	$13,078
Interest-bearing demand deposits	21,716	20,336
Cash and cash equivalents	32,944	33,414
Interest-bearing time deposits	4,277	4,239
Investment securities available for sale (carried at fair value)	375,948	370,875
Loans held for sale	38,744	3,987
Loans, net of allowance for loan losses of $13,435 and $13,281, at June 30, 2019 and December 31, 2018, respectively	1,485,703	1,482,662
Premises and equipment, net	24,969	25,641
Federal Home Loan Bank stock	13,115	13,034
Deferred tax asset, net	4,142	7,744
Cash value of life insurance	60,787	60,160
Goodwill	22,310	22,310
Core deposit intangibles	3,156	3,569
Other real estate owned and repossessed assets	2,259	2,013
Other assets	22,565	19,665
Total assets	$2,090,919	$2,049,313

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$274,420	$259,909
Interest-bearing	1,301,593	1,259,316
Total deposits	1,576,013	1,519,225
Federal Home Loan Bank advances	260,615	292,497
Other borrowings	17,732	17,988
Other liabilities	19,701	17,240
Total liabilities	1,874,061	1,846,950

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 8,551,233 and 8,603,462 shares
at June 30, 2019 and December 31, 2018, respectively	86	86
Additional paid-in capital	115,741	117,883
Retained earnings	94,567	87,018
Accumulated other comprehensive income (loss)	6,464	(2,624)
Total stockholders' equity	216,858	202,363
Total liabilities and stockholders' equity	$2,090,919	$2,049,313

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Income

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest and Dividend Income
Loans receivable	$18,542	$17,738	$36,812	$32,063
Investment securities	2,730	2,693	5,496	4,859
Federal Home Loan Bank stock	178	127	356	317
Deposits with financial institutions	68	63	156	130
Total interest and dividend income	21,518	20,621	42,820	37,369

Interest Expense
Deposits	3,901	2,540	7,474	4,647
Federal Home Loan Bank advances	1,322	1,174	2,758	2,136
Other	251	299	502	394
Total interest expense	5,474	4,013	10,734	7,177

Net Interest Income	16,044	16,608	32,086	30,192
Provision for loan losses	475	500	950	950
Net Interest Income After Provision for Loan Losses	15,569	16,108	31,136	29,242

Non-interest Income
Service fee income	2,041	1,959	3,849	3,523
Net realized gain on sales of available for sale securities	422	106	866	260
Commissions	1,282	1,368	2,478	2,630
Net gains on sales of loans	1,341	736	2,371	1,371
Net servicing fees	139	154	288	304
Increase in cash value of life insurance	325	322	627	611
Gain (loss) on sale of other real estate and repossessed assets	(29)	11	(58)	(57)
Other income	183	148	368	597
Total non-interest income	5,704	4,804	10,789	9,239

Non-interest Expenses
Salaries and employee benefits	8,541	8,628	17,101	15,917
Net occupancy expenses	996	995	2,040	1,892
Equipment expenses	584	698	1,231	1,254
Data processing fees	639	676	1,290	1,269
ATM and debit card expenses	598	573	1,160	1,044
Deposit insurance	209	225	416	482
Professional fees	472	472	880	1,254
Advertising and promotion	345	499	674	859
Software subscriptions and maintenance	816	691	1,585	1,285
Intangible amortization	200	375	414	538
Other real estate and repossessed assets	70	44	123	89
Other expenses	1,174	2,287	2,289	3,257
Total non-interest expenses	14,644	16,163	29,203	29,140

Income Before Income Tax	6,629	4,749	12,722	9,341
Income tax expense	878	584	1,733	1,169
Net Income	$5,751	$4,165	$10,989	$8,172

Earnings Per Common Share
Basic	$0.67	$0.49	$1.28	$1.00
Diluted	$0.66	$0.48	$1.26	$0.98
Dividends Per Common Share	$0.20	$0.18	$0.40	$0.36

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$5,751	$4,165	$10,989	$8,172
Other Comprehensive Income (Loss)
Net unrealized holding gain (loss) on securities available for sale	5,430	(1,312)	12,389	(6,243)
Reclassification adjustment for realized gains included in net income	(422)	(106)	(866)	(260)
	5,008	(1,418)	11,523	(6,503)
Income tax (benefit) expense related to other comprehensive income	(1,059)	302	(2,435)	1,381
Other comprehensive income (loss), net of tax	3,949	(1,116)	9,088	(5,122)
Comprehensive Income	$9,700	$3,049	$20,077	$3,050

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Stockholders’ Equity

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balances March 31, 2018	$86	$117,630	$76,971	$(3,625)	$191,062
Net income			4,165		4,165
Other comprehensive loss, net of taxes				(1,116)	(1,116)
Stock options, exercised		121			121
Cash dividends, common stock ($0.18 per share)			(1,544)		(1,544)
Issuance of common stock related to acquisition	-	-			-
Balances June 30, 2018	$86	$117,751	$79,592	$(4,741)	$192,688

Balances March 31, 2019	$86	$118,052	$90,531	$2,515	$211,184
Net income			5,751		5,751
Other comprehensive income, net of taxes				3,949	3,949
Stock repurchased		(2,351)			(2,351)
Stock options, exercised		40			40
Cash dividends, common stock ($0.20 per share)			(1,715)		(1,715)
Balances June 30, 2019	$86	$115,741	$94,567	$6,464	$216,858

	Six Months Ended
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balances December 31, 2017	$74	$75,319	$74,508	$381	$150,282
Net income			8,172		8,172
Other comprehensive loss, net of taxes				(5,122)	(5,122)
Stock options, exercised		121			121
Cash dividends, common stock ($0.36 per share)			(3,088)		(3,088)
Issuance of common stock related to acquisition	12	42,311			42,323
Balances June 30, 2018	$86	$117,751	$79,592	$(4,741)	$192,688

Balances December 31, 2018	$86	$117,883	$87,018	$(2,624)	$202,363
Net income			10,989		10,989
Other comprehensive income, net of taxes				9,088	9,088
Stock repurchased		(2,351)			(2,351)
Stock options, exercised		209			209
Cash dividends, common stock ($0.40 per share)			(3,440)		(3,440)
Balances June 30, 2019	$86	$115,741	$94,567	$6,464	$216,858

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income	$10,989	$8,172
Items not requiring cash
Provision for loan losses	950	950
Depreciation and amortization	3,180	2,715
Deferred income tax	1,167	267
Increase in cash value of life insurance	(627)	(611)
Net amortization (accretion) of purchase accounting adjustments	66	(176)
Loans originated for sale	(77,831)	(48,527)
Proceeds from sales of loans held for sale	72,803	50,380
Net gain on sale of loans	(2,371)	(1,371)
Net gain on sale of securities, available for sale	(866)	(260)
Gain on bank owned life insurance	-	(326)
Loss on sale of other real estate and repossessed assets	58	57
Change in
Interest receivable and other assets	1,546	816
Interest payable and other liabilities	(2,044)	614
Other adjustments	50	50
Net cash provided by operating activities	7,070	12,750

Investing Activities
Net change in interest-bearing time deposits	(38)	6,118
Purchases of securities, available for sale	(35,020)	(61,843)
Proceeds from maturities and paydowns of securities, available for sale	16,901	14,736
Proceeds from sales of securities, available for sale	24,690	43,284
Purchase of Federal Home Loan Bank stock	(81)	-
Net change in loans	(33,754)	(33,916)
Net cash and cash equivalents paid in acquisition	-	(7,673)
Purchases of premises and equipment	(862)	(715)
Proceeds from sale of real estate owned and repossessed assets	1,382	797
Proceeds from bank owned life insurance	-	1,669
Proceeds from sale of premises and equipment	375	67
Net cash used in investing activities	(26,407)	(37,476)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	28,381	13,573
Certificates of deposit	28,320	(10,645)
Proceeds from FHLB advances	224,100	233,000
Repayments of FHLB advances	(256,046)	(212,335)
Proceeds from other borrowings	-	10,000
Repayments of other borrowings	(306)	(236)
Cash dividends	(3,440)	(3,088)
Stock options exercised	209	121
Stock repurchased	(2,351)	-
Net cash provided by financing activities	18,867	30,390
Net Change in Cash and Cash Equivalents	(470)	5,664
Cash and Cash Equivalents, Beginning of Period	33,414	27,341
Cash and Cash Equivalents, End of Period	$32,944	$33,005

Additional Cash Flows Information
Interest paid	$11,026	$6,926
Income tax paid	-	350
Transfers from loans to loans held for sale	27,561	-
Transfers from loans to foreclosed assets	1,397	1,055
Mortgage servicing rights capitalized	203	167
Right of use assets obtained in exchange for lease obligations	3,603	-

In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$-	$406,858
Cash paid in acquisition	-	(18,999)
Common stock issued	-	(42,323)
Liabilities assumed	$-	$345,536

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

The interim consolidated condensed financial statements at and for the three and six months ended June 30, 2019 and 2018, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2018 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2:  Acquisitions

On February 28, 2018, the Company completed the 100% acquisition of Universal Bancorp (“Universal”). Universal and BloomBank, a wholly-owned subsidiary of Universal, merged with and into the Company and the Bank, respectively. BloomBank was headquartered in Bloomfield, Indiana and had 13 retail financial center offices serving counties in central and southern Indiana. Under terms of the merger agreement, shareholders of Universal received fixed consideration of 15.6 shares of MutualFirst common stock and $250.00 in cash for each share of Universal common stock. The Company issued approximately 1.2 million shares of common stock, which was valued at approximately $42.3 million. Based upon the February 28, 2018 closing price of $35.70 per share of MutualFirst common stock, the transaction had an implied valuation of approximately $61.3 million. The Company incurred approximately $2.0 million in pre-tax expenses related to the acquisition in the first six months of 2018. These expenses were classified in the non-interest expense section of the income statement, primarily in professional fees and other expenses. As a result of the acquisition, the Company was able to increase both its deposit and loan base and expects to reduce costs through economies of scale. Goodwill resulted from this transaction due to the expected synergies and economies of scale.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on valuations of the fair value of tangible and intangible assets acquired, liabilities assumed and related deferred tax impacts, which were based on assumptions that were subject to change as management evaluated, the purchase price for the Universal acquisition is detailed in the following table. If, prior to the end of the one-year measurement period for finalizing the purchase price allocation, information becomes available which would indicate adjustments were required to the purchase price allocation, such adjustments will be recorded in the reporting period in which the adjustment amounts were determined. The first quarter of 2019 was the final period allowing for measurement period adjustments. There have been no measurement period adjustments in 2019. Measurement period adjustments recorded in 2018 were calculated as if the accounting had been completed as of the acquisition date.

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

Pro Forma Financial Information

The results of operations of Universal Bancorp have been included in the Company’s consolidated financial statements since the acquisition date. The following schedule includes pro forma results for the three and six months ended June 30, 2018, as if the Universal acquisition occurred as of the beginning of the reporting periods presented.

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Summary of Operations
Net interest income	$16,608	$32,483
Provision for loan losses	(500)	(950)
Net interest income after provision	$16,108	$31,533
Non-interest income	4,804	9,517
Non-interest expense	(16,163)	(34,958)
Income before income taxes	$4,749	$6,092
Income tax benefit (expense)	(584)	(376)
Net income to common shareholders	$4,165	$5,716
Basic earnings per share	$0.49	$0.67
Diluted earnings per share	$0.48	$0.65

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

Note 3:  Earnings Per Share

Earnings per share were computed as follows:

	Three Months Ended June 30,
	2019			2018
		Weighted-Average	Per-Share		Weighted-Average	Per-Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic Earnings Per Share
Net income	$5,751	8,602,257	$0.67	$4,165	8,577,017	$0.49
Effect of Dilutive Securities
Stock options		116,202			154,594
Diluted Earnings Per Share
Net income available and assumed conversions	$5,751	8,718,459	$0.66	$4,165	8,731,611	$0.48

	Six Months Ended June 30,
	2019			2018
		Weighted-Average	Per-Share		Weighted-Average	Per-Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic Earnings Per Share
Net income	$10,989	8,611,779	$1.28	$8,172	8,196,083	$1.00
Effect of Dilutive Securities
Stock options		120,308			154,785
Diluted Earnings Per Share
Net income available and assumed conversions	$10,989	8,732,087	$1.26	$8,172	8,350,868	$0.98

As of June 30, 2019 and 2018, the exercise price for all options was lower than the average market price of the common shares.

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

This ASU will be effective for the Company for interim and annual periods beginning in the first quarter of 2020. Earlier adoption is permitted beginning in the first quarter of 2019. The Company is in process of implementing a third-party software solution to assist in the application of the new standard. The Company continues to evaluate all resources and data (both current and historical) needed. The overall impact of the new standard on the financial condition or results of operations cannot yet be determined. On July 17, 2019, FASB voted to delay the effective date of this ASU for smaller reporting companies, such as the Company, until fiscal years beginning after December 15, 2022.

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

Note 5:  Investment Securities

The amortized costs and approximate fair values, together with gross unrealized gains and losses on securities, are in the tables below. All mortgage-backed securities and collateralized mortgage obligations held as of June 30, 2019 and December 31, 2018 were guaranteed by government sponsored entities, government corporations or federal agencies.

	June 30, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$109,195	$1,487	$(537)	$110,145
Collateralized mortgage obligations	103,847	712	(265)	104,294
Municipal obligations	151,577	7,642	(61)	159,158
Corporate obligations	2,993	-	(642)	2,351
Total investment securities	$367,612	$9,841	$(1,505)	$375,948

	December 31, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$106,094	$296	$(2,047)	$104,343
Collateralized mortgage obligations	110,994	157	(1,870)	109,281
Municipal obligations	153,976	2,008	(1,088)	154,896
Corporate obligations	2,998	-	(643)	2,355
Total investment securities	$374,062	$2,461	$(5,648)	$370,875

The amortized cost and fair value of securities available for sale at June 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
Description of Securities	Amortized Cost	Fair Value
Security obligations due
Within one year	$-	$-
One to five years	340	346
Five to ten years	18,302	19,021
After ten years	135,928	142,142
	154,570	161,509
Mortgage-backed securities	109,195	110,145
Collateralized mortgage obligations	103,847	104,294
Totals	$367,612	$375,948

Proceeds from sales of securities available for sale for the three and six months ended June 30, 2019 were $13.9 million and $24.7 million, respectively. For the three and six months ended June 30, 2018, proceeds from sales of securities available for sale were $6.5 million and $43.3 million, respectively. Gross gains were recognized on the sales for the three and six months ended June 30, 2019 of $422,000 and $866,000, respectively. Gross gains of $109,000 and $263,000 were recognized for the three and six months ended June 30, 2018, respectively.   There were no gross losses recognized on the sales for the three and six months ended June 30, 2019.  Gross losses of $3,000 were recognized on the sales of securities for the three and six months ended June 30, 2018.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2019 and December 31, 2018 was $77.8 million and $206.9 million, respectively, which were approximately 20.7% and 55.8%, respectively, of the Company’s investment portfolio at those dates.

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

During the first six months of 2019 and 2018, the Bank determined that its security holdings had no other-than-temporary impairment.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for Sale Securities
Mortgage-backed securities	$-	$-	$43,120	$(537)	$43,120	$(537)
Collateralized mortgage obligations	7,614	(14)	22,988	(251)	30,602	(265)
Municipal obligations	-	-	1,694	(61)	1,694	(61)
Corporate obligations	-	-	2,351	(642)	2,351	(642)
Total temporarily impaired securities	$7,614	$(14)	$70,153	$(1,491)	$77,767	$(1,505)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for Sale Securities
Mortgage-backed securities	$33,176	$(348)	$42,230	$(1,699)	$75,406	$(2,047)
Collateralized mortgage obligations	15,139	(111)	64,495	(1,759)	79,634	(1,870)
Municipal obligations	35,501	(542)	14,018	(546)	49,519	(1,088)
Corporate obligations	-	-	2,355	(643)	2,355	(643)
Total temporarily impaired securities	$83,816	$(1,001)	$123,098	$(4,647)	$206,914	$(5,648)

Mortgage-Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investments in MBSs and CMOs were caused by interest rate changes and illiquidity. The Company expects to recover the amortized cost basis over the term of the securities. Because (1) the decline in market value is attributable to changes in interest rates and illiquidity and not credit quality, (2) the Company does not intend to sell the investments and (3) it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider any of these investments to be other-than-temporarily impaired at June 30, 2019.

Municipal Obligations

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by changes in interest rates and illiquidity. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value of the investments. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments. The Company does not consider any of these investment securities to be other-than-temporarily impaired at June 30, 2019.

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

MutualFirst Financial uses market-based yield indicators as a baseline for determining appropriate discount rates, and then adjusts the resulting discount rates on the basis of its credit and structural analysis of specific trust preferred securities. The primary focus is on the returns a fixed income investor would require in order to allocate capital on a risk adjusted basis. There is currently little demand for pooled trust preferred securities; however, the Company looks principally to market yields for stand-alone trust preferred securities issued by banks, thrifts and insurance companies for which there is an active and liquid market. The next step is to make a series of adjustments to reflect the differences that exist between these products (both credit and structural) and, most importantly, to reflect idiosyncratic credit performance differences (both actual and projected) between these products and the underlying collateral in the specific trust preferred security. Importantly, as part of the analysis described above, MutualFirst Financial considers the fact that structured instruments frequently exhibit leverage not present in stand-alone instruments, and makes adjustments as necessary to reflect this additional risk.

Pooled Trust Preferred Securities. The Bank has invested in a pooled trust preferred security. At June 30, 2019, the current book value of our pooled trust preferred security was $3.0 million. The original par value of this security was $3.0 million. The pooled trust preferred security owned was performing as agreed in the first six months of 2019. As of June 2019, current Moody’s rating for this bond was B3. The pooled trust preferred security owned by the Bank is exempt from the Volcker Rule.

The following table provides additional information related to the Bank’s investment in a pooled trust preferred security as of June 30, 2019:

									Total			Excess
									Number			subordination
								Number of	of Banks	Actual	Total	(after taking
								Banks /	and	Deferrals/	Projected	into account
								Insurance	Insurance	Defaults	Defaults	best estimate
						Realized		Cos.	Cos. In	(as a % of	(as a % of	of future
		Original	Book	Fair	Unrealized	Losses	Lowest	Currently	Issuance	original	performing	deferrals/
Deal Name	Class	Par	Value	Value	Loss	2019	Ratings	Performing	(Unique)	collateral)	collateral) (1)	defaults) (2)
(Dollars in Thousands)
U.S. Capital Funding I	B1	$3,000	$2,993	$2,351	$(642)	$-	Caa1	24	26	7.95%	5.78%	6.69%

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
default percentages.

Note 6:  Loans and Allowance

Classes of loans at June 30, 2019 and December 31, 2018 include:

	June 30,	December 31,
	2019	2018
Real estate
Commercial	$498,992	$485,808
Commercial construction and development	59,072	53,310
Consumer closed end first mortgage	421,559	464,539
Consumer open end and junior liens	75,218	77,072
Total real estate loans	1,054,841	1,080,729
Other loans
Consumer loans
Auto	56,855	43,667
Boat/RVs	220,470	216,608
Other consumer loans	7,091	6,893
Commercial and industrial	156,950	149,359
Total other loans	441,366	416,527
Total loans	1,496,207	1,497,256
Undisbursed loans in process	(6,169)	(10,096)
Unamortized deferred loan costs, net	9,100	8,783
Allowance for loan losses	(13,435)	(13,281)
Net loans	$1,485,703	$1,482,662

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

Nonaccrual loans, segregated by class of loans, as of June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018
Real estate
Commercial	$848	$4,782
Commercial construction and development	-	62
Consumer closed end first mortgage	3,984	2,777
Consumer open end and junior liens	170	273
Consumer loans
Auto	50	88
Boat/RVs	616	470
Other consumer loans	27	46
Commercial and industrial	250	91
Total nonaccrual loans	$5,945	$8,589

An age analysis of the Company’s past due loans, segregated by class of loans, as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019
							Total Loans
							90 Days
	30‑59	60‑89	90 Days	Total		Total	Past Due
	Days Past	Days Past	or More	Past		Loans	and
	Due	Due	Past Due	Due	Current	Receivable	Accruing
Real estate
Commercial	$2,906	$21	$481	$3,408	$495,584	$498,992	$-
Commercial construction and development	136	-	-	136	58,936	59,072	-
Consumer closed end first mortgage	2,076	1,069	3,304	6,449	415,110	421,559	-
Consumer open end and junior liens	358	157	110	625	74,593	75,218	-
Consumer loans
Auto	289	120	41	450	56,405	56,855	-
Boat/RVs	1,429	483	521	2,433	218,037	220,470	-
Other consumer loans	60	11	20	91	7,000	7,091	-
Commercial and industrial	1,000	199	250	1,449	155,501	156,950	-
Total	$8,254	$2,060	$4,727	$15,041	$1,481,166	$1,496,207	$-

	December 31, 2018
							Total Loans
							90 Days
	30‑59	60‑89	90 Days	Total		Total	Past Due
	Days Past	Days Past	or More	Past		Loans	and
	Due	Due	Past Due	Due	Current	Receivable	Accruing
Real estate
Commercial	$1,145	$536	$4,377	$6,058	$479,750	$485,808	$-
Commercial construction and development	4,633	-	61	4,694	48,616	53,310	-
Consumer closed end first mortgage	7,847	1,662	2,696	12,205	452,334	464,539	517
Consumer open end and junior liens	353	114	220	687	76,385	77,072	-
Consumer loans
Auto	257	16	72	345	43,322	43,667	-
Boat/RVs	2,174	594	350	3,118	213,490	216,608	-
Other consumer loans	65	8	41	114	6,779	6,893	-
Commercial and industrial	617	93	91	801	148,558	149,359	-
Total	$17,091	$3,023	$7,908	$28,022	$1,469,234	$1,497,256	$517

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

The following tables present impaired loans as of and for the three and six month periods ended June 30, 2019 and 2018 and as of and for the year ended December 31, 2018.

	June 30, 2019
				Average	Average	Interest
		Unpaid		Investment in	Investment	Income	Interest
	Recorded	Principal	Specific	Impaired	in Impaired	Recognized –	Income
	Balance	Balance	Allowance	Loans - QTD	Loans - YTD	QTD	Recognized - YTD
Loans without a specific valuation allowance
Real estate
Commercial	$5,610	$5,610	$-	$5,871	$6,080	$73	$242
Commercial construction and development	376	376	-	458	489	4	9
Consumer closed end first mortgage	844	844	-	844	942	-	-
Commercial and industrial	50	50	-	104	113	1	2

Loans with a specific valuation allowance
Real estate
Consumer closed end first mortgage	335	335	40	335	223	-	-

Total
Real estate
Commercial	$5,610	$5,610	$-	$5,871	$6,080	$73	$242
Commercial construction and development	$376	$376	$-	$458	$489	$4	$9
Consumer closed end first mortgage	$1,179	$1,179	$40	$1,179	$1,165	$-	$-
Commercial and industrial	$50	$50	$-	$104	$113	$1	$2

Total	$7,215	$7,215	$40	$7,612	$7,847	$78	$253

	June 30, 2018
				Average	Average	Interest
		Unpaid		Investment in	Investment	Income	Interest
	Recorded	Principal	Specific	Impaired	in Impaired	Recognized –	Income
	Balance	Balance	Allowance	Loans - QTD	Loans - YTD	QTD	Recognized - YTD
Loans without a specific valuation allowance
Real estate
Commercial	$705	$705	$-	$753	$794	$-	$-
Commercial construction and development	639	639	-	653	669	7	14
Consumer closed end first mortgage	1,071	1,071	-	1,241	1,341	-	1
Commercial and industrial	144	144	-	148	190	2	2

Loans with a specific valuation allowance
Real estate
Commercial	214	214	100	214	214	-	-

Total
Real estate
Commercial	$919	$919	$100	$967	$1,008	$-	$-
Commercial construction and development	$639	$639	$-	$653	$669	$7	$14
Consumer closed end first mortgage	$1,071	$1,071	$-	$1,241	$1,341	$-	$1
Commercial and industrial	$144	$144	$-	$148	$190	$2	$2

Total	$2,773	$2,773	$100	$3,009	$3,208	$9	$17

	December 31, 2018
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$6,324	$6,377	$-	$1,882	$-
Commercial construction and development	549	549	-	633	27
Consumer closed end first mortgage	1,137	1,137	-	1,260	-
Commercial and industrial	131	131	-	167	5

Loans with a specific valuation allowance
Real estate
Commercial	174	214	100	206	-

Total
Real estate
Commercial	$6,498	$6,591	$100	$2,088	$-
Commercial construction and development	$549	$549	$-	$633	$27
Consumer closed end first mortgage	$1,137	$1,137	$-	$1,260	$-
Commercial and industrial	$131	$131	$-	$167	$5

Total	$8,315	$8,408	$100	$4,148	$32

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2019.

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

	June 30, 2019
	Commercial				Consumer
		Special
	Pass	Mention	Substandard	Doubtful	Pass	Substandard	Total
Real estate
Commercial	$476,281	$13,624	$9,087	$-			$498,992
Commercial construction and development	51,567	7,130	375	-			59,072
Consumer closed end first mortgage					$416,735	$4,824	421,559
Consumer open end and junior liens					75,006	212	75,218

Other loans
Consumer loans
Auto					56,788	67	56,855
Boat/RVs					219,805	665	220,470
Other consumer loans					7,064	27	7,091
Commercial and industrial	151,182	1,054	4,714	-			156,950
	$679,030	$21,808	$14,176	$-	$775,398	$5,795	$1,496,207

	December 31, 2018
	Commercial				Consumer
		Special
	Pass	Mention	Substandard	Doubtful	Pass	Substandard	Total
Real estate
Commercial	$465,888	$9,501	$10,419	$-			$485,808
Commercial construction and development	46,649	6,112	549	-			53,310
Consumer closed end first mortgage					$459,771	$4,768	464,539
Consumer open end and junior liens					76,752	320	77,072

Other loans
Consumer loans
Auto					43,559	108	43,667
Boat/RVs					215,830	778	216,608
Other consumer loans					6,835	58	6,893
Commercial and industrial	141,705	4,009	3,645	-			149,359
	$654,242	$19,622	$14,613	$-	$802,747	$6,032	$1,497,256

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2019 and 2018, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other segments.

	Three Months Ended June 30, 2019
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$8,401	$1,545	$3,418	$13,364
Provision charged (credited) to expense	172	(151)	454	475
Losses charged off	(43)	(32)	(399)	(474)
Recoveries	10	1	59	70
Balance, end of period	$8,540	$1,363	$3,532	$13,435

	Three Months Ended June 30, 2018
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$7,974	$1,700	$2,863	$12,537
Provision charged (credited) to expense	59	(38)	479	500
Losses charged off	(2)	(57)	(309)	(368)
Recoveries	12	1	47	60
Balance, end of period	$8,043	$1,606	$3,080	$12,729

	Six Months Ended June 30, 2019
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$8,426	$1,548	$3,307	$13,281
Provision charged (credited) to expense	198	(114)	866	950
Losses charged off	(98)	(73)	(746)	(917)
Recoveries	14	2	105	121
Balance, end of period	$8,540	$1,363	$3,532	$13,435

	Six Months Ended June 30, 2018
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$7,704	$1,761	$2,922	$12,387
Provision charged (credited) to expense	467	(87)	570	950
Losses charged off	(140)	(77)	(523)	(740)
Recoveries	12	9	111	132
Balance, end of period	$8,043	$1,606	$3,080	$12,729

The following tables provide a breakdown of the allowance for loan losses and loan portfolio balances by segment as of June 30, 2019 and 2018, and December 31, 2018.

	June 30, 2019
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$-	$40	$-	$40
Collectively evaluated for impairment	8,540	1,323	3,532	13,395
Total allowance for loan losses	$8,540	$1,363	$3,532	$13,435
Loan balances
Individually evaluated for impairment	$6,036	$1,179	$-	$7,215
Collectively evaluated for impairment	708,978	420,380	359,634	1,488,992
Gross loans	$715,014	$421,559	$359,634	$1,496,207

	June 30, 2018
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	7,943	1,606	3,080	12,629
Loans acquired with deteriorated credit quality	-	-	-	-
Total allowance for loan losses	$8,043	$1,606	$3,080	$12,729
Loan balances
Individually evaluated for impairment	$1,702	$1,071	$-	$2,773
Collectively evaluated for impairment	683,847	473,906	307,220	1,464,973
Loans acquired with deteriorated credit quality	-	-	-	-
Gross loans	$685,549	$474,977	$307,220	$1,467,746

	December 31, 2018
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	8,326	1,548	3,307	13,181
Loans acquired with deteriorated credit quality	-	-	-	-
Total allowance for loan losses	$8,426	$1,548	$3,307	$13,281
Loan balances
Individually evaluated for impairment	$7,178	$1,137	$-	$8,315
Collectively evaluated for impairment	681,299	463,402	344,240	1,488,941
Loans acquired with deteriorated credit quality	-	-	-	-
Gross loans	$688,477	$464,539	$344,240	$1,497,256

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

At June 30, 2019, the Company had loans that were modified in troubled debt restructurings. The modification of terms of such loans included one or a combination of the following: an extension of maturity or a reduction of the stated interest rate.

The following tables describe troubled debts restructured during the three and six month periods ended June 30, 2019 and 2018:

	Three Months Ended
	June 30, 2019			June 30, 2018
	No. of	Pre-Modification	Post-Modification	No. of	Pre-Modification	Post-Modification
	Loans	Recorded Balance	Recorded Balance	Loans	Recorded Balance	Recorded Balance
Real estate
Consumer closed end first mortgage	3	$41	$43	1	$49	$47

Other loans
Consumer Loans
Auto	-	-	-	1	10	10
Boat/RVs	1	37	37	1	19	19

	Six Months Ended
	June 30, 2019			June 30, 2018
	No. of	Pre-Modification	Post-Modification	No. of	Pre-Modification	Post-Modification
	Loans	Recorded Balance	Recorded Balance	Loans	Recorded Balance	Recorded Balance
Real estate
Consumer closed end first mortgage	4	51	53	4	187	187
Consumer open end and junior liens	1	7	7	4	82	94

Other loans
Consumer loans
Auto	1	17	17	1	10	10
Boat/RVs	2	45	45	1	19	19
Commercial and industrial	-	-	-	1	61	61

The impact of these modifications on the allowance for loan losses was insignificant.

Newly restructured loans by type for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30, 2019
				Total
	Rate	Term	Combination	Modification
Real estate
Consumer closed end first mortgage	$-	$-	$43	$43

Other loans
Consumer loans
Boat/RVs	-	-	37	37

	Three Months Ended June 30, 2018
				Total
	Rate	Term	Combination	Modification
Real estate
Consumer closed end first mortgage	$-	$-	$47	$47

Other loans
Consumer loans
Auto	-	10	-	10
Boat/RVs	-	19	-	19

	Six Months Ended June 30, 2019
				Total
	Rate	Term	Combination	Modification
Real estate
Consumer closed end first mortgage	$-	$-	$53	$53
Consumer open end and junior liens	-	7	-	7

Other loans
Consumer loans
Auto	-	-	17	17
Boat/RVs	-	8	37	45

	Six Months Ended June 30, 2018
				Total
	Rate	Term	Combination	Modification
Real Estate
Consumer closed end first mortgage	$-	$-	$187	$187
Consumer open end and junior liens	-	35	59	94

Other loans
Consumer loans
Auto	-	10	-	10
Boat/RVs	-	19	-	19
Commercial and industrial	-	61	-	61

The following table describes troubled debt restructurings that have subsequently defaulted during the six months ended June 30, 2019 and 2018. There were no defaults on loans modified as troubled debt restructurings made in the three months ended June 30, 2019 and 2018.  A default is defined as any loans that become 90 days past due.

Six Months Ended
	June 30, 2019		June 30, 2018
		Post-Modification Outstanding		Post-Modification Outstanding
	No. of Loans	Recorded Balance	No. of Loans	Recorded Balance
Other Loans
Consumer Loans
Boat/RV	1	$263	-	$-

At June 30, 2019, the Company had residential real estate owned as a result of foreclosure totaling $548,000 compared to $541,000 at December 31, 2018. Real estate in the process of foreclosure was $2.5 million at June 30, 2019, compared to $833,000 at December 31, 2018.

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

	June 30,	December 31,
	2019	2018
Balance as of beginning of period	$22,310	$1,800
Goodwill acquired during the year	-	22,069
Measurement period adjustments	-	(1,559)
Balance as of end of period	$22,310	$22,310

Note 8:  Accounting for Certain Loans Acquired in a Transfer

The following table presents the carrying amounts of the loans acquired in the acquisition of Universal included in the balance sheet amounts of loans receivable as of June 30, 2019.

	June 30, 2019	December 31, 2018
Outstanding balance
Real estate
Commercial	$107,330	$120,249
Commercial construction and development	10,447	8,664
Consumer closed end first mortgage	27,344	30,694
Consumer open end and junior liens	7,236	8,032
Total real estate loans	152,357	167,639
Other loans
Consumer loans
Auto	805	1,138
Boat/RVs	45	97
Other	388	523
Commercial and industrial	9,657	10,571
Total other loans	10,895	12,329
Total loans	$163,252	$179,968

Carrying amount	$161,002	$177,169
Allowance	-	-
Carrying amount net of allowance	$161,002	$177,169

Note 9: Lease Commitments

The Company and its subsidiaries are obligated under leases for certain office premises, land, and equipment. In determining whether a contract contains a lease, the Company examines the contract to ensure an asset was specifically identified and that the Company has control of use over the asset. To determine whether a lease is classified as operating or financing, the Company performs an economic life test. The Company has recognized sixteen operating leases.

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

The following table shows lease right of use assets and lease liabilities as of June 30, 2019.

	Statement of Financial Condition classification	June 30, 2019
Operating lease right of use asset	Other Assets	$2,990

Operating lease liabilities	Other Liabilities	$3,005

The following table shows the components of operating leases expense for the three and six months ended June 30, 2019.

		Three Months Ended	Six Months Ended
	Statement of Income classification	June 30, 2019	June 30, 2019
Operating lease cost	Net occupancy expenses and equipment expenses	$159	$305
Short-term lease cost	Net occupancy expenses and equipment expenses	22	53
Variable lease cost	Net occupancy expenses	41	85
Total operating lease cost		$222	$443

Operating lease costs are included in net occupancy expenses and equipment expenses. Gross rental expense for the operating leases in net occupancy expenses for the three and six months ended June 30, 2019 were $192,000 and $362,000, respectively. Gross rental expense for the operating leases in equipment expenses for the three and six months ended June 30, 2019 were $41,000 and $85,000, respectively.

The following table shows future minimum rental commitments for all noncancelable operating leases for the next five years and thereafter.

Remaining 2019	$407
2020	753
2021	619
2022	530
2023	333
Thereafter	1,215
Total lease payments	$3,857
Less: present value discount	852
Present value of lease liabilities	$3,005

The following table shows the weighted average remaining lease term, the weighted average discount rate and supplemental Consolidated Statement of Cash Flows information for operating leases at June 30, 2019.

	June 30, 2019
Weighted average remaining lease term	11.10	years
Weighted average discount rate	3.71%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$390

There are no new significant leases that have not yet commenced as of June 30, 2019.

Note 10:  Derivative Financial Instruments

The Company has certain interest rate derivative positions that are not designated as hedging instruments. Derivative assets and liabilities are recorded at fair value on the Consolidated Balance Sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. These derivative positions relate to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, the Company agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the client to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s Consolidated Statements of Income. The notional amount of customer-facing swaps as of June 30, 2019 and December 31, 2018 was approximately $35.5 million and $21.1 million, respectively. During the six months ended June 30, 2019 and 2018, the Company did not recognize any net gains or losses related to the changes in fair value of these swaps. Additionally, for the three and six months ended June 30, 2019, the Company recognized income for the related swap fees of $32,000 and $83,000, respectively. No  swap fee income was recognized for the three and six months ended June 30, 2018.

The following table shows the fair values of derivative financial instruments at June 30, 2019 and December 31, 2018.

	Derivatives
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2019	2018	Location	2019	2018
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$1,501	$599	Other liabilities	$1,501	$599

Note 11:  Other Borrowings

Other borrowings consisted of the following components:

	June 30,	December 31,
	2019	2018
Notes payable	$9,359	$9,665
Subordinated debentures, net of discount	8,373	8,323
Total	$17,732	$17,988

The Company acquired $5.0 million of subordinated debentures in the 2008 acquisition of MFB Corp, which had a net balance of $4.3 million at June 30, 2019 due to the purchase accounting adjustment in that acquisition. These securities mature 30 years from the date of issuance, or September 15, 2035. The securities bear a rate of interest of the prevailing three-month LIBOR rate plus 170 basis points, which was 4.11% at June 30, 2019 and 4.49% at December 31, 2018. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

The Company acquired $5.0 million of subordinated debentures in the acquisition of Universal, which had a net balance of $4.0 million at June 30, 2019 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance, or October 7, 2035. The securities bear a rate of interest of the prevailing three-month LIBOR rate plus 169 basis points, which was 4.29% at June 30, 2019 and 4.13% at December 31, 2018. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

The Company borrowed $10.0 million in two $5.0 million term notes from First Tennessee Bank, N.A. to use in the acquisition of Universal. These loans had a combined balance of $9.4 million at June 30, 2019. The fixed rate term note had a balance of $4.5 million and matures 5 years from the date of issuance, or February 28, 2023. This term note bears a fixed rate of interest of 4.99% per annum and requires quarterly principal payments, which began March 31, 2018. The variable rate term note had a balance of $4.9 million and matures 5 years from the date of issuance, or February 28, 2023. This term note bears a rate of interest of the prevailing three-month LIBOR rate plus 195 basis points, which was 4.27% at June 30, 2019 and 4.35% at December 31,2018. The Company has the right to redeem either note at any time, in whole or in part, without penalty.

Note 12:  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	June 30,	December 31,
	2019	2018
Net unrealized gain (loss) on securities available for sale	$8,336	$(3,187)
Net unrealized gain relating to defined benefit plan liability	(99)	(99)
	8,237	(3,286)
Tax effect	(1,773)	662
Net of tax amount	$6,464	$(2,624)

The following table presents the reclassification adjustments out of accumulated other comprehensive income that were included in net income in the Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018.

	Amount Reclassified from
	Accumulated Other
	Comprehensive Income For the
	Three Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	2019	2018	Affected Line Item in the Statements of Income
Realized gains on available for sale securities
Realized securities gains reclassified into income	$422	$106	Total non-interest income - net realized gains on sale of available for sale securities
Related income tax expense	(89)	(22)	Income tax expense

Total reclassifications for the period, net of tax	$333	$84

	Amount Reclassified from
	Accumulated Other
	Comprehensive Income For the
	Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	2019	2018	Affected Line Item in the Statements of Income
Realized gains on available for sale securities
Realized securities gains reclassified into income	$866	$260	Total non-interest income - net realized gains on sale of available for sale securities
Related income tax expense	(182)	(55)	Income tax expense

Total reclassifications for the period, net of tax	$684	$205

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. The Company uses a third-party provider to provide market prices on its securities. Pooled trust preferred securities prices are evaluated by a third party. Level 1 securities include marketable equity securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include mortgage-backed, collateralized mortgage obligations, small business administration, municipal, federal agency and certain corporate obligation securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain corporate obligation securities.

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

The following tables present the fair value measurements of assets and liabilities measured on a recurring basis and level within the ASC 820 fair value hierarchy.

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2019
Available for sale securities
Mortgage-backed securities	$110,145	$-	$110,145	$-
Collateralized mortgage obligations	104,294	-	104,294	-
Municipal obligations	159,158	-	159,158	-
Corporate obligations	2,351	-	-	2,351
Interest rate swap asset	1,501	-	1,501	-
Interest rate swap liability	1,501	-	1,501	-

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Available for sale securities
Mortgage-backed securities	$104,343	$-	$104,343	$-
Collateralized mortgage obligations	109,281	-	109,281	-
Municipal obligations	154,896	-	154,896	-
Corporate obligations	2,355	-	-	2,355
Interest rate swap asset	599	-	599	-
Interest rate swap liability	599	-	599	-

The following is a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2019 and 2018 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Beginning balance	$2,353	$2,721	$2,355	$2,721
Total realized and unrealized gains (losses)
Included in net income	-	-	-	-
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	(2)	-	(4)	-
Ending balance	$2,351	$2,721	$2,351	$2,721
Total gains for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$-	$-	$-	$-

Items Measured at Fair Value on a Non-Recurring Basis

From time to time, certain assets may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period.

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

June 30, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,351	Discounted cash flow	Discount rate	6.8%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7%
			Projected cures given deferral	0 - 15.0%
			Loss severity	21.4%

December 31, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,355	Discounted cash flow	Discount rate	6.8%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7%
			Projected cures given deferral	0 - 15.0%
			Loss severity	21.4%

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated balance sheets as of the dates noted below are as follows:

			Fair Value Measurements Using
	Carrying
June 30, 2019	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$32,944	$32,944	$32,944	$-	$-
Interest-bearing time deposits	4,277	4,277	4,277	-	-
Loans held for sale	38,744	39,046	-	39,046	-
Loans, net	1,485,703	1,459,257	-	-	1,459,257
FHLB stock	13,115	13,115	-	13,115	-
Interest receivable	7,221	7,221	-	7,221	-
Liabilities
Deposits	1,576,013	1,576,477	1,059,166	-	517,311
FHLB advances	260,615	261,098	-	261,098	-
Other borrowings	17,732	17,351	-	17,351	-
Interest payable	782	782	-	782	-

			Fair Value Measurements Using
	Carrying
December 31, 2018	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$33,414	$33,414	$33,414	$-	$-
Interest-bearing time deposits	4,239	4,239	4,239	-	-
Loans held for sale	3,987	4,011	-	4,011	-
Loans, net	1,482,662	1,456,270	-	-	1,456,270
FHLB stock	13,034	13,034	-	13,034	-
Interest receivable	6,940	6,940	-	6,940	-
Liabilities
Deposits	1,519,225	1,514,852	1,030,785	-	484,067
FHLB advances	292,497	290,092	-	290,092	-
Other borrowings	17,988	17,665	-	17,665	-
Interest payable	1,075	1,075	-	1,075	-

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

Second Quarter Highlights. At June 30, 2019, we had $2.1 billion in assets, $1.5 billion in net loans, $1.6 billion in deposits and $216.9 million in stockholders’ equity. The Bank’s total risk-based capital ratio at June 30, 2019 was 13.1%, exceeding the 10.0% requirement for a well-capitalized institution. Tangible common equity, as a percentage of tangible assets, increased to 9.3%  as of June 30, 2019 compared to 8.7% and 8.4% at December 31, 2018 and June 30, 2018, respectively. For the quarter ended June 30, 2019, net income was $5.8 million, or $0.66 diluted earnings per common share, compared with net income of $4.2 million, or $0.48 diluted earnings per common share for the quarter ended June 30, 2018.

The Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018, contains a summary of our management’s strategic plan for 2015‑2019. The financial highlights of our strategic progress during the quarter include:

•	Commercial and non-real estate consumer lending was 66.8% of the lending portfolio as of June 30, 2019 compared to 63.8% at December 31, 2018.

•

Core deposits were $1.1 billion and $1.0 billion as of June 30, 2019 and December 31, 2018, respectively, or 67.2% of total deposits as of June 30, 2019 compared to 67.8%  at December 31, 2018. The decrease in the core deposit percentage was due to an increase in certificates of deposit, which management believes to be a source of stable funding.

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

Deferred Tax Asset. The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future. The Company’s most recent evaluation has determined that, except for the amounts represented by the valuation allowance in Note 17 to the Consolidated Financial Statements in Item 8 of the Form 10‑K for the year ended December 31, 2018, the Company will more likely than not be able to utilize the remaining deferred tax asset. As of year-end 2018, the Company had generated average annual positive pre-tax pre-provision earnings of $19.1 million, or 1.2% of pre-tax pre-provision ROA over the previous five years. This level of earnings, if maintained in the future, would be sufficient to utilize portions of the operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The analysis as of June 30, 2019, supports the position that no additional valuation reserve is needed.

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

Financial Condition

General. Total assets at June 30, 2019 were $2.1 billion, reflecting a $41.6 million increase since December 31, 2018.  Loans held for sale increased $34.8 million primarily due to a transfer of $27.6 million of portfolio mortgage loans to be sold to take advantage of a reduction in market rates and the ability to remove certain low rate mortgage loans from the balance sheet.  The net loan portfolio at June 30, 2019 increased by $3.2 million since December 31, 2018 primarily due to organic loan growth of $17.2 million in non-residential consumer loans and $26.5 million growth in commercial loans. These increases were offset by a reduction in residential loan balances of $40.6 million primarily due to the transfer of portfolio mortgage loans to held for sale discussed above. Total liabilities as of June 30, 2019 were $1.9 billion, an increase of $27.1 million compared to December 31, 2018, primarily due to a $56.8 million increase in deposits, partially offset by a decrease in Federal Home Loan Bank of Indianapolis (“FHLBI”) advances of $31.9 million. Total stockholders’ equity increased to $216.9 million, an increase of $14.5 million compared to December 31, 2018 primarily due to $11.0 million in net income and a  $9.1 million increase in accumulated other comprehensive income due to market value changes in the investment portfolio partially offset by $3.4 million of dividends paid and $2.3 million for 76,729 shares of stock repurchased during the six months ended June 30, 2019.

Loans. Our gross loan portfolio, excluding loans held for sale, decreased  $1.0 million at June 30, 2019 to $1.5 billion. The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during the six month period:

	June 30,	December 31,	Amount	Percent
	2019	2018	Change	Change
	(Dollars in thousands)
Real estate
Commercial	$498,992	$485,808	$13,184	2.71%
Commercial construction and development	59,072	53,310	5,762	10.81
Consumer closed end first mortgage	421,559	464,539	(42,980)	(9.25)
Consumer open end and junior liens	75,218	77,072	(1,854)	(2.41)
Total real estate loans	1,054,841	1,080,729	(25,888)	(2.40)

Consumer loans
Auto	56,855	43,667	13,188	30.20
Boat/RV	220,470	216,608	3,862	1.78
Other	7,091	6,893	198	2.87
Total consumer other	284,416	267,168	17,248	6.46
Commercial and industrial	156,950	149,359	7,591	5.08
Total other loans	441,366	416,527	24,839	5.96
Total loans	$1,496,207	$1,497,256	$(1,049)	(0.07)%

The Company’s strategy to increase commercial and non-real estate consumer loans remains a primary focus as we continued to see growth in these areas during the first six months of 2019. Commercial and non-real estate consumer loans increased by $43.8 million to $999.4 million. The mix of loans in our portfolio as of June 30, 2019 compared to December 31, 2018 continued to shift toward our desired strategic objective of increasing commercial and consumer loans. We continue to seek to provide sound commercial borrowers opportunities for new loans to meet their growing demands, refinance loans currently served by other financial institutions and build relationships with commercial clients in our footprint. The Company continues to sell longer term fixed-rate mortgage loans to reduce related interest rate risk.

Delinquencies and Non-performing Assets. As of June 30, 2019, our total loans delinquent 30‑to‑89 days were $10.3 million, or 0.7% of total loans, down from $20.1 million, or 1.3% of total loans at 2018 year-end. The decrease was primarily due to a decrease in delinquencies on consumer real estate loans of $6.3 million. A commercial construction and development loan of $4.4 million that was delinquent as of December 31, 2018, but was performing as agreed at the end of the second quarter of 2019 also contributed to the decrease.

At June 30, 2019, our non-performing assets totaled $8.2 million or 0.39% of total assets, compared to $11.1 million or 0.54% of total assets at December 31, 2018. This $2.9 million, or 26.2%  decrease was primarily due to a  $3.0 million loan going on non-accrual in the fourth quarter of 2018 but performing as agreed at the end of the second quarter of 2019.

The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	June 30,	December 31,	Amount	Percent
	2019	2018	Change	Change
	(Dollars in thousands)
Non-accruing loans	$5,945	$8,589	$(2,644)	(30.78)%
Accruing loans delinquent 90 days or more	—	517	(517)	(100.00)
Other real estate owned and repossessed assets	2,259	2,013	246	12.22
Total	$8,204	$11,119	$(2,915)	(26.22)%

The Company continues to diligently monitor and write down loans that appear to have irreversible weakness. The Company works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral. Total classified assets decreased by 1.9% from $22.6 million at December 31, 2018 to $22.2 million at June 30, 2019.

At June 30, 2019, foreclosed real estate and real estate in judgment totaled $1.7 million compared to $1.2 million at December 31, 2018. At June 30, 2019, all foreclosed real estate owned was in consumer or commercial real estate. As of June 30, 2019, the Company also held $528,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Allowance for Loan Losses. Allowance for loan losses increased to $13.4 million as of June 30, 2019 compared to $13.3 million as of December 31, 2018. The allowance for loan losses to non-performing loans as of June 30, 2019 was 226.0% compared to 145.9% as of December 31, 2018. The allowance for loan losses to total loans was 0.90%  at June 30, 2019 compared to 0.89% as of December 31, 2018. Non-performing loans to total loans at June 30, 2019 were 0.40% compared to 0.61%  at December 31, 2018. Non-performing assets to total assets were 0.39%  at June 30, 2019 compared 0.54%  at December 31, 2018.

Deposits. Deposits increased by $56.8 million in the first six months of 2019 primarily due to seasonality of deposit growth. The increase in deposits was a result of a $28.4 million increase in core deposits to $1.1 billion and a $28.4 million increase in certificates of deposit to $516.8 million. Core deposits are 67.3% of the Bank’s total deposits as of June 30, 2019.

	At
	June 30, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average	Amount	Percent
	Amount	Rate	Amount	Rate	Change	Change
	(Dollars in thousands)
Type of Account:
Non-interest Checking	$274,420	0.00%	$259,909	0.00%	$14,511	5.58%
Interest-bearing NOW	405,707	0.81	408,135	0.78	(2,428)	(0.59)
Savings	182,815	0.01	182,346	0.01	469	0.26
Money Market	196,224	0.93	180,395	0.65	15,829	8.77
Certificates of Deposit	516,847	2.02	488,440	1.83	28,407	5.82
Total	$1,576,013	0.99%	$1,519,225	0.87%	$56,788	3.74%

Borrowings. Total borrowings decreased $32.1 million to $278.3 million at June 30, 2019, or 10.4%, since year-end 2018. The decrease was primarily due to decreased FHLB advance borrowing due to deposit growth. Other borrowings decreased $256,000 during the six months ended June 30, 2019.

The Company acquired $5.0 million of subordinated debentures in the 2008 acquisition of MFB Corp, which had a net balance of $4.3 million at June 30, 2019 due to the purchase accounting adjustment in that acquisition. These securities mature 30 years from the date of issuance, or September 15, 2035. The securities bear a rate of interest of the prevailing three-month LIBOR rate plus 170 basis points. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

The Company acquired $5.0 million of subordinated debentures in the acquisition of Universal, which had a net balance of $4.0 million at June 30, 2019 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance, or October 7, 2035. The securities bear a rate of interest of the prevailing three-month LIBOR rate plus 169 basis points. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

The Company borrowed $10.0 million in two $5.0 million term notes from First Tennessee Bank, N.A. to help fund the acquisition of Universal. These loans had a combined balance of $9.4 million at June 30, 2019. The fixed rate term note had a balance of $4.4 million and matures 5 years from the date of issuance, or February 28, 2023. This term note bears a fixed rate of interest of 4.99% per annum. The variable rate term note had a balance of $5.0 million and matures 5 years from the date of issuance, or February 28, 2023. This term note bears a rate of interest of the prevailing three-month LIBOR rate plus 195 basis points. The Company has the right to redeem either note at any time, in whole or in part,  without penalty.

Stockholders’ Equity. Stockholders’ equity was $216.9 million at June 30, 2019, an increase of $14.5 million from December 31, 2018. The increase was primarily due to net income of $11.0 million and an increase in accumulated other comprehensive income of $9.1 million due to the market value changes in the investment portfolio. These increases were partially offset by common stock cash dividends paid of $3.4 million and stock repurchases of 76,729 shares for $2.4 million during the first six months of 2019. The Company’s tangible book value per common share as of June 30, 2019 increased to $22.38 compared to $20.51 as of December 31, 2018 and the tangible common equity ratio increased to 9.27%  as of June 30, 2019 compared to 8.72% as of December 31, 2018. The increases in tangible book value per share and the tangible common equity ratio were due to the reasons noted above. The Bank’s risk-based capital ratios were well in excess of “well-capitalized” levels as defined by all regulatory standards as of June 30, 2019.

Comparison of Results of Operations for the Three Months Ended June 30, 2019 and 2018.

General. Net income for the quarter ended June 30, 2019 was $5.8 million, or $0.66 diluted earnings per common share compared to net income of $4.2 million, or $0.48 diluted earnings per common share for the quarter ended June 30, 2018. Annualized return on average assets was 1.11% and annualized return on average tangible common equity was 12.24% for the second quarter of 2019 compared to 0.83% and 10.46% respectively, for the same period of 2018.

Net Interest Margin and Average Balance Sheet. The table on the following page presents the Company’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets for the periods indicated. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	June 30, 2019			June 30, 2018
	Average			Average
	Outstanding	Interest	Average	Outstanding	Interest	Average
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate

Interest-Earning Assets:
Interest-bearing deposits	$23,281	$68	1.17%	$25,632	$63	0.98%
Mortgage-backed securities available for sale (1)	223,113	1,512	2.71	212,150	1,442	2.72
Investment securities available for sale (1)	149,239	1,218	3.26	153,875	1,251	3.25
Loans (2)	1,519,466	18,542	4.88	1,462,335	17,738	4.85
Stock in FHLB of Indianapolis	13,115	178	5.43	12,820	126	3.93
Total interest-earning assets	1,928,214	21,518	4.46	1,866,812	20,620	4.42
Non-Interest Earning Assets (net of allowance for loan losses and unrealized gain (loss))	147,814			135,591
Total Assets	$2,076,028			$2,002,403

Interest-Bearing Liabilities:
Demand and NOW accounts	$407,476	$882	0.87	$404,823	$582	0.58
Savings deposits	187,073	5	0.01	191,637	5	0.01
Money market accounts	189,341	411	0.87	207,290	251	0.48
Certificate accounts	513,837	2,603	2.03	456,284	1,702	1.49
Total deposits	1,297,727	3,901	1.20	1,260,034	2,540	0.81
Borrowings	267,385	1,573	2.35	257,066	1,472	2.29
Total interest-bearing liabilities	1,565,112	5,474	1.40	1,517,100	4,012	1.06
Non-Interest Bearing Accounts	276,577			280,791
Other Liabilities	20,889			17,230
Total Liabilities	1,862,578			1,815,121
Stockholders’ Equity	213,450			187,282
Total liabilities and stockholders’ equity	$2,076,028			$2,002,403
Net Earning Assets	$363,102			$349,712
Net Interest Income		$16,044			$16,608
Net Interest Rate Spread (3)			3.06%			3.36%
Net interest margin (4)			3.33%			3.56%
Net interest margin, tax equivalent (5)			3.40%			3.63%
Average Interest-Earning Assets to Average Interest- Bearing Liabilities	123.20%			123.05%

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
(5) Tax equivalent margin is calculated by taking non-taxable interest and grossing up by 21% applicable tax rate.

Interest Income. Total interest income increased $897,000, or 4.3%, to $21.5 million during the three months ended June 30, 2019 from $20.6 million during the same period in 2018. The increase was primarily a result of an increase of $61.4 million in average interest-earning assets due to an increase in the average loan portfolio of $57.1 million, due primarily to organic loan growth and an increase in yield on interest-earning assets of four basis points for the quarter ended June 30, 2019 compared to the same period in 2018.

Interest Expense. Interest expense increased $1.5 million, or 36.4%, to $5.5 million during the three months ended June 30, 2019 compared to the same period in 2018. The primary reason for this increase was an increase of $48.0 million in average interest-bearing liabilities. This increase in average interest-bearing liabilities was due to an increase in average interest-bearing deposits of $37.7 million, primarily certificates of deposit. An increase in average borrowings of $10.3 million as a result of an increase in average FHLB advances also contributed to the increase in average interest-bearing liabilities. In addition, the average rate paid on interest-bearing liabilities increased by thirty-four basis points for the quarter ended June 30, 2019 compared to the same period in 2018 due to an increase in market rates of interest and a change in deposit mix.

Net Interest Income and Net Interest Margin. Net interest income before the provision for loan losses decreased $564,000 for the quarter ended June 30, 2019 compared to the same period in 2018. The decrease in net interest income was primarily a result of a decline in net interest margin. Net interest margin and tax equivalent margins both decreased twenty-three basis points to 3.33% and 3.40%, respectively. The decrease in net interest margin is a result of the yield on average interest-earning assets yield increasing four basis points which was offset by an increase in the cost of interest-bearing liabilities of thirty-four basis points. For more information on our asset/liability management, especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in the Form 10‑K for the year ended December 31, 2018.

Provision for Loan Losses. Provision for loan losses in the second quarter of 2019 was $475,000 compared to $500,000 during last year’s comparable period. The decrease was due to management’s ongoing evaluation of the adequacy of the allowance for loan losses, which was partially attributable to a change in the loan portfolio. Net charge offs in the second quarter of 2019 were $404,000, or 0.11% of total average loans on an annualized basis, compared to net charge offs of $308,000, or 0.08% of total average loans on an annualized basis, in the second quarter of 2018.

Non-Interest Income. Non-interest income for the second quarter of 2019 was $5.7 million, an increase of $900,000 compared to the second quarter of 2018.

	Three Months Ended
	June 30,		Amount	Percent
	2019	2018	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$2,041	$1,959	$82	4.19%
Net realized gain (loss) on sale of securities	422	106	316	298.11
Commissions	1,282	1,368	(86)	(6.29)
Net gains on sales of loans	1,341	736	605	82.20
Net servicing fees	139	154	(15)	(9.74)
Increase in cash surrender value of life insurance	325	322	3	0.93
Loss on sale of other real estate and repossessed assets	(29)	11	(40)	(363.64)
Other income	183	148	35	23.65
Total	$5,704	$4,804	$900	18.73%

Increases in non-interest income included an increase of $605,000 in net gain on sales of loans due to a 54.8% increase in the dollar amount of mortgages sold compared to the same period in 2018. An increase on net gain on sale of investments of $316,000 was primarily due to an opportunistic restructure of a portion of the investment portfolio.  Service fee income on deposit accounts increased $82,000 primarily due to increases in interchange fee income. These increases were partially offset by an $86,000 decrease in commission income.

Non-Interest Expense. Non-interest expenses decreased $1.5 million, to $14.6 million, for the second quarter of 2019.

	Three Months Ended
	June 30,		Amount	Percent
	2019	2018	Change	Change
	(Dollars in thousands)
Non-Interest Expenses:
Salaries and employee benefits	$8,541	$8,628	$(87)	(1.01)%
Net occupancy expenses	996	995	1	0.10
Equipment expenses	584	698	(114)	(16.33)
Data processing fees	639	676	(37)	(5.47)
ATM and debit card expenses	598	573	25	4.36
Deposit insurance	209	225	(16)	(7.11)
Professional fees	472	472	—	—
Advertising and promotion	345	499	(154)	(30.86)
Software subscriptions and maintenance	816	691	125	18.09
Intangible amortization	200	375	(175)	(46.67)
Other real estate and repossessed assets	70	44	26	59.09
Other expenses	1,174	2,287	(1,113)	(48.67)
Total	$14,644	$16,163	$(1,519)	(9.40)%

Decreases in non-interest expense were primarily due to the acquisition and integration of Universal in 2018, which included severance, integration and termination expenses. One-time pre-tax merger-related expenses primarily included in other expenses were $1.4 million in the second quarter of 2018 with no similar activity in the same period of 2019. Advertising and promotion expense decreased due to campaign focus and timing in 2019 compared to the same period in 2018.

Income Tax Expense. The effective tax rate for the second quarter of 2019 was 13.2% compared to 12.3% in the same quarter of 2018. The increase was due to an increase in pre-tax net income while investments in non-taxable earning assets remained consistent.

Comparison of Results of Operations for the Six Months Ended June 30, 2019 and 2018.

General. Net income for the six months ended June 30, 2019 was $11.0 million, or $1.26 diluted earnings per common share compared to net income of $8.2 million, or $0.98 diluted earnings per common share for the six months ended June 30, 2018. Annualized return on average assets was 1.06% and annualized return on average tangible common equity was 11.99% for the first six months of 2019 compared to 0.88% and 10.49% respectively, for the same period of 2018.

Net Interest Margin and Average Balance Sheet. The table on the following page presents the Company’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets for the periods indicated. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Six Months Ended
	June 30, 2019			June 30, 2018
	Average			Average
	Outstanding	Interest	Average	Outstanding	Interest	Average
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Interest-bearing deposits	$23,985	$156	1.30%	$23,659	$130	1.10%
Mortgage-backed securities available for sale (1)	220,595	3,034	2.75	194,051	2,569	2.65
Investment securities available for sale (1)	150,915	2,462	3.26	142,366	2,290	3.22
Loans (2)	1,511,948	36,812	4.87	1,371,428	32,063	4.68
Stock in FHLB of Indianapolis	13,101	356	5.43	12,293	317	5.16
Total interest-earning assets	1,920,544	42,820	4.46	1,743,797	37,369	4.29
Non-Interest Earning Assets (net of allowance for loan losses and unrealized gain (loss))	144,020			122,249
Total Assets	$2,064,564			$1,866,046

Interest-Bearing Liabilities:
Demand and NOW accounts	$403,639	$1,666	0.83	$373,483	$1,019	0.55
Savings deposits	185,777	9	0.01	174,578	10	0.01
Money market accounts	185,603	742	0.80	195,467	471	0.48
Certificate accounts	511,206	5,057	1.98	431,089	3,147	1.46
Total deposits	1,286,225	7,474	1.16	1,174,617	4,647	0.79
Borrowings	277,325	3,260	2.35	246,006	2,530	2.06
Total interest-bearing liabilities	1,563,550	10,734	1.37	1,420,623	7,177	1.01
Non-Interest Bearing Accounts	272,081			253,418
Other Liabilities	19,985			16,637
Total Liabilities	1,855,616			1,690,678
Stockholders’ Equity	208,948			175,368
Total liabilities and stockholders’ equity	$2,064,564			$1,866,046
Net Earning Assets	$356,994			$323,174
Net Interest Income		$32,086			$30,192
Net Interest Rate Spread (3)			3.09%			3.28%
Net interest margin (4)			3.34%			3.46%
Net interest margin, tax equivalent (5)			3.41%			3.53%
Average Interest-Earning Assets to Average Interest- Bearing Liabilities	122.83%			122.75%

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
(5) Tax equivalent margin is calculated by taking non-taxable interest and grossing up by 21% applicable tax rate.

Interest Income. Total interest income increased $5.5 million, or 14.6%, to $42.8 million during the six months ended June 30, 2019 from $37.4 million during the same period in 2018. The increase was a result of an increase of $176.7 million in average interest-earning assets due to an increase in the average loan portfolio of $140.5 million, due to organic loan growth and increases in average interest-earning assets as a result of the Universal acquisition occurring at the end of the first quarter 2018. An increase of seventeen basis points in the average interest rate earned on average interest-earning assets for the six months ended June 30, 2019 compared to the same period in 2018 also contributed to the increase in interest income.

Interest Expense. Interest expense increased $3.6 million, or 49.6%, to $10.7 million during the six months ended June 30, 2019 compared to the same period in 2018. The primary reason for this increase was an increase of $142.9 million in average interest-bearing liabilities due to increases in average interest-bearing liabilities as a result of the Universal acquisition occurring at the end of the first quarter 2018. This increase in average interest-bearing liabilities was due to an increase in average interest-bearing deposits of $111.6 million due to an increase in average deposits in primarily certificates of deposit. An increase in average borrowings of $31.3 million as a result of an increase in average FHLB advances also contributed to the increase in average interest-bearing liabilities. In addition, the average rate paid on interest-bearing liabilities increased by thirty-six basis points for the six months ended June 30, 2019 compared to the same period in 2018 due to an increase in markets rates of interest and a change in deposit mix.

Net Interest Income and Net Interest Margin. Net interest income before the provision for loan losses increased $1.9 million for the six months ended June 30, 2019 compared to the same period in 2018. The increase in net interest income was primarily a result of an increase of $176.7 million in average interest-earning assets, due to an increase of $140.5 million in average loans due primarily to the acquisition of Universal Bancorp in the first quarter of 2018 and organic loan growth.  This increase was partially offset by an increase in interest-bearing liabilities of $142.9 million due to a $111.6 increase of average deposits due primarily to the acquisition of Universal Bancorp in the first quarter of 2018. The net interest margin and tax equivalent margin both decreased twelve basis points in the first six months of 2019 to 3.34% and 3.41%, respectively.  The decrease in net interest margin is a result of the yield on interest-earning assets increasing seventeen basis points being offset by an increase in the cost of interest-bearing liabilities of thirty-six basis points. For more information on our asset/liability management, especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in the Form 10‑K for the year ended December 31, 2018.

Provision for Loan Losses. Provision for loan losses in the first six months of 2019 and 2018 were  $950,000. Net charge offs in the first six months of 2019 were $796,000, or 0.11% of total average loans on an annualized basis, compared to net charge offs of $608,000, or 0.09% of total average loans on an annualized basis, in the same period of 2018.

Non-Interest Income. Non-interest income for the first six months of 2019 was $10.8 million, an increase of $1.6 million compared to the same period of 2018.

	Six Months Ended
	June 30,		Amount	Percent
	2019	2018	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$3,849	$3,523	$326	9.25%
Net realized gain (loss) on sale of securities	866	260	606	233.08
Commissions	2,478	2,630	(152)	(5.78)
Net gains on sales of loans	2,371	1,371	1,000	72.94
Net servicing fees	288	304	(16)	(5.26)
Increase in cash surrender value of life insurance	627	611	16	2.62
Loss on sale of other real estate and repossessed assets	(58)	(57)	(1)	1.75
Other income	368	597	(229)	(38.36)
Total	$10,789	$9,239	$1,550	16.78%

The increase in non-interest income for the first six months of 2019 was primarily as a result of $1.0 million in gains on sale of mortgage loans due to a 44.9% increase in the dollar amount of mortgages sold compared to the same period in 2018. An increase of $606,000 in gain on sale of securities was primarily due to an opportunistic restructure of a portion of the investment portfolio and an increase of $326,000 in service fee income due to increases in interchange fee income. These increases were partially offset by decreases of other income of $229,000 primarily due to a death benefit received in the first six months of 2018 which was not repeated in 2019 and a decrease of commission income of $152,000.

Non-Interest Expense.  Non-interest expenses increased $63,000, to $29.2 million, for the first six months of 2019.

	Six Months Ended
	June 30,		Amount	Percent
	2019	2018	Change	Change
	(Dollars in thousands)
Non-Interest Expenses:
Salaries and employee benefits	$17,101	$15,917	$1,184	7.44%
Net occupancy expenses	2,040	1,892	148	7.82
Equipment expenses	1,231	1,254	(23)	(1.83)
Data processing fees	1,290	1,269	21	1.65
ATM and debit card expenses	1,160	1,044	116	11.11
Deposit insurance	416	482	(66)	(13.69)
Professional fees	880	1,254	(374)	(29.82)
Advertising and promotion	674	859	(185)	(21.54)
Software subscriptions and maintenance	1,585	1,285	300	23.35
Intangible amortization	414	538	(124)	(23.05)
Other real estate and repossessed assets	123	89	34	38.20
Other expenses	2,289	3,257	(968)	(29.72)
Total	$29,203	$29,140	$63	0.22%

Non-interest expenses increased primarily as a result of general expenses increasing due to the timing of the acquisition of Universal Bancorp occurring at the end of first quarter 2018, whereas these general expenses have been incurred during the entire first six months of 2019. The increase in expenses were offset by one-time pre-tax merger expenses of $2.0 million in the first six months of 2018 with no similar activity incurred in the same period of 2019.

Income Tax Expense.  The effective tax rate for the first six months of 2019 was 13.6% compared to 12.5% for the same period in 2018. The increase was due to an increase in pre-tax net income while investments in non-taxable earning assets remained consistent.

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

	At and for the Three Months Ended			At and for the Six Months Ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2019	2018	2018	2019	2018
Total Stockholders' Equity (GAAP)	$216,858	$202,363	$192,688	$216,858	$192,688
Less: Intangible Assets	25,466	25,879	26,613	25,466	26,613
Tangible common equity (non-GAAP)	$191,392	$176,484	$166,075	$191,392	$166,075

Total assets (GAAP)	$2,090,919	$2,049,313	$2,011,352	$2,090,919	$2,011,352
Less: Intangible Assets	25,466	25,879	26,613	25,466	26,613
Tangible assets (non-GAAP)	$2,065,453	$2,023,434	$1,984,739	$2,065,453	$1,984,739

Tangible common equity to tangible assets (non-GAAP)	9.27%	8.72%	8.37%	9.27%	8.37%

Book value per common share (GAAP)	$25.36	$23.52	$22.44	$25.36	$22.44
Less: Effect of Intangible Assets	2.98	3.01	3.10	2.98	3.10
Tangible book value per common share (non-GAAP)	$22.38	$20.51	$19.34	$22.38	$19.34

Return on average stockholders' equity (GAAP)	10.78%	10.87%	8.90%	10.52%	9.32%
Add: Effect of Intangible Assets	1.46	1.69	1.56	1.47	1.17
Return on average tangible common equity (non-GAAP)	12.24%	12.56%	10.46%	11.99%	10.49%

Total tax free interest income (GAAP)
Loans receivable	$101	$106	$108	$203	$208
Investment securities	1,184	1,226	1,139	2,392	2,083
Total tax free interest income	$1,285	$1,332	$1,247	$2,595	$2,291
Total tax free interest income, gross (at 21%)	$1,627	$1,686	$1,578	$3,285	$2,900

Net interest margin (GAAP)
Net interest income (GAAP)	$16,044	$16,494	$16,608	$32,086	$30,192
Add: Tax effect tax free interest income at 21%	342	354	331	690	609
Net interest income (non-GAAP)	16,386	16,848	16,939	32,776	30,801
Divided by: Average interest-earning assets	1,928,214	1,898,949	1,866,812	1,920,544	1,743,797
Net interest margin, tax equivalent	3.40%	3.55%	3.63%	3.41%	3.53%

Ratio Summary:
Return on average equity (ROE)	10.78%	10.87%	8.90%	10.52%	9.32%
Return on average tangible common equity	12.24%	12.56%	10.46%	11.99%	10.49%
Return on average assets (ROA)	1.11%	1.04%	0.83%	1.06%	0.88%
Tangible common equity to tangible assets	9.27%	8.72%	8.37%	9.27%	8.37%
Net interest margin, tax equivalent	3.40%	3.55%	3.63%	3.41%	3.53%

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

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. It is overseen by the Asset and Liability Management Committee. The Board of Directors requires the Bank to maintain a minimum liquidity ratio of 10% of deposits. At June 30, 2019, our ratio was 22.7%. The Company is currently in excess of the minimum liquidity ratio set by the Board due to the size of the investment portfolio. Management continues to seek to utilize liquidity off of the investment portfolio to fund loan growth over the next few years as demand for loans increases. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We hold cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). At June 30, 2019, on a consolidated basis, the Company had $408.9 million in cash and investment securities available for sale and $38.7 million in loans held for sale generally available for its cash needs. We can also generate funds from borrowings, primarily FHLB advances, portfolio loans, and, to a lesser degree, third party loans. At June 30, 2019, the Bank had the ability to borrow an additional $43.1 million in FHLB advances based on current pledged collateral. In addition, we have historically sold 15‑ and 30‑year, fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity. The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses, the Company is responsible for paying amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, the payment of which is subject to regulatory limits. At June 30, 2019, the Company, on an unconsolidated basis, had $4.9 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2019, the approved outstanding loan commitments, including unused lines of credit, amounted to $281.5 million. Certificates of deposit scheduled to mature in one year or less as of June 30, 2019, totaled $119.6 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. For the quarter ended June 30, 2019, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At June 30, 2019, the Bank had $160.6 million in commitments to make loans, $6.8 million in undisbursed portions of closed loans, $111.8 million in unused lines of credit and $2.2 million in standby letters of credit. In addition, on a consolidated basis, at June 30, 2019, the Company had $260.6 million in outstanding borrowings, of which $135.6 million is due in the next twelve months.

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

Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and continued to phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reached 2.5%). As of January 1, 2019 the capital conservation buffer was fully phased in. As of June 30, 2019, the Bank exceeded the minimum buffer requirement.

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

The Bank’s  capital ratios as of June 30, 2019, are presented in the table below.

					Minimum Required To
			Minimum Regulatory		Be Considered Well-
	Actual Capital Levels		Capital Levels		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level (1) :
MutualBank	$191,185	9.4%	$81,699	4.0%	$102,123	5.0%
Common Equity Tier 1 Capital Level (2) :
MutualBank	$225,417	12.2%	$70,462	4.5%	$101,779	6.5%
Tier 1 Risk-Based Capital Level (3) :
MutualBank	$191,185	12.2%	$93,950	6.0%	$125,266	8.0%
Total Risk-Based Capital Level (4) :
MutualBank	$204,620	13.1%	$125,266	8.0%	$156,583	10.0%

(1)	Tier 1 Capital to Total Average Assets of $2.0 billion for Leverage Ratio for the Bank at June 30, 2019.
(2)	Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.6 billion for the Bank at June 30, 2019.
(3)	Tier 1 Capital to Risk-Weighted Assets.
(4)	Total Capital to Risk-Weighted Assets.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin and improve earnings. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term, fixed-rate loans in our portfolio, during the first six months of 2019 we sold in the secondary market $70.4 million of primarily fixed rate, one- to four-family mortgage loans with a term to maturity of 15 years or greater.

If past rate movements are an indication of future changes, they usually are neither instantaneous nor do a majority of core deposits reprice at the same level as rates change. The following chart reflects the Bank’s percentage change in net interest income, over a one year time period, and net portfolio value (NPV) assuming an instantaneous parallel rate shock in a range from down 200 basis points to up 400 basis points  as of June 30, 2019.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(13.6)%	(20.0)%
Up 300 basis points	(9.8)%	(13.5)%
Up 200 basis points	(6.3)%	(7.5)%
Up 100 basis points	(3.0)%	(2.4)%
Down 100 basis points	(2.8)%	(13.0)%
Down 200 basis points	(6.4)%	(32.7)%

The following chart indicates the Company’s percentage change in net interest income and NPV assuming rate movements that are not instantaneous, but change gradually over one year.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(4.1)%	(17.5)%
Up 300 basis points	(3.0)%	(11.6)%
Up 200 basis points	(2.0)%	(6.3)%
Up 100 basis points	(0.9)%	(1.8)%
Down 100 basis points	(1.8)%	(12.3)%
Down 200 basis points	(3.7)%	(31.2)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and (as defined in SEC Rule 13a‑15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s  rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures  as of June 30, 2019, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that,  as of June 30, 2019, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our

Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s  rules and forms.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in SEC Rule 13a‑15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10‑K  for the year ended December 31, 2018.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On January 18, 2019, the Company announced that its Board of Directors had authorized the repurchase of up to approximately 430,000 shares of common stock, or 5% of its then-outstanding shares over a one-year period. These stock repurchases may be made from time-to-time in open market or negotiated transactions as deemed appropriate by the Company and will depend on market conditions. As of June 30, 2019, the Company had repurchased 76,729 shares under this plan at a weighted average price per share of $30.65 for a total of $2.4 million. There were 353,271 remaining shares that may be repurchased under the current authorization. The following table provides detail on the stock repurchases during the three months ended June 30, 2019.

	Total Number of	Average	Number of Shares Purchased as	Maximum Number of Shares that May Yet
	Shares	Price Paid	Part of Publicly Announced Plan or	Be Purchased Under the Publicly
	Purchased	Per Share	Programs	Announced Plans or Programs
April	7,100	29.43	7,100	422,900
May	33,322	30.81	33,322	389,578
June	36,307	30.74	36,307	353,271
	76,729	$30.65	76,729

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

Regulation S-K Exhibit Number	Document
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

101

Financial statements from Quarterly Report on Form 10‑Q of the Registrant for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statement of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements.

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

101

Financial statements from Quarterly Report on Form 10‑Q of the Registrant for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements.

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

Date: August 8, 2019	By:	/s/ David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: August 8, 2019	By:	/s/ Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer