Form 10-Q
period 2019-09-30
MUTUALFIRST FINANCIAL INC
filed 2019-11-06
CIK 1094810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of November 6, 2019, there were 8,531,491 shares of the registrant’s common stock outstanding.

MutualFirst Financial, Inc.

Form 10‑Q Quarterly Report for the Period ended September 30, 2019

MutualFirst Financial, Inc.

Consolidated Condensed Balance Sheets

(In Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Cash and due from banks	$10,440	$13,078
Interest-bearing demand deposits	20,875	20,336
Cash and cash equivalents	31,315	33,414
Interest-bearing time deposits	4,023	4,239
Investment securities available for sale (carried at fair value)	382,976	370,875
Loans held for sale	19,643	3,987
Loans, net of allowance for loan losses of $13,411 and $13,281, at September 30, 2019 and December 31, 2018, respectively	1,483,611	1,482,662
Premises and equipment, net	24,518	25,641
Federal Home Loan Bank stock	13,115	13,034
Deferred tax asset, net	4,241	7,744
Cash value of life insurance	61,099	60,160
Goodwill	22,310	22,310
Core deposit intangibles	2,969	3,569
Other real estate owned and repossessed assets	1,952	2,013
Other assets	21,778	19,665
Total assets	$2,073,550	$2,049,313

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$273,140	$259,909
Interest-bearing	1,299,948	1,259,316
Total deposits	1,573,088	1,519,225
Federal Home Loan Bank advances	239,661	292,497
Other borrowings	17,653	17,988
Other liabilities	21,170	17,240
Total liabilities	1,851,572	1,846,950

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 8,498,491 and 8,603,462 shares
at September 30, 2019 and December 31, 2018, respectively	85	86
Additional paid-in capital	113,879	117,883
Retained earnings	99,002	87,018
Accumulated other comprehensive income (loss)	9,012	(2,624)
Total stockholders' equity	221,978	202,363
Total liabilities and stockholders' equity	$2,073,550	$2,049,313

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Income

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest and Dividend Income
Loans receivable	$18,754	$17,902	$55,566	$49,965
Investment securities	2,604	2,732	8,100	7,591
Federal Home Loan Bank stock	180	144	536	460
Deposits with financial institutions	79	58	235	188
Total interest and dividend income	21,617	20,836	64,437	58,204

Interest Expense
Deposits	3,960	2,892	11,434	7,538
Federal Home Loan Bank advances	1,175	1,302	3,933	3,438
Other	237	225	739	619
Total interest expense	5,372	4,419	16,106	11,595

Net Interest Income	16,245	16,417	48,331	46,609
Provision for loan losses	425	570	1,375	1,520
Net Interest Income After Provision for Loan Losses	15,820	15,847	46,956	45,089

Non-interest Income
Service fee income	2,081	2,024	5,930	5,547
Net realized gain on sales of available for sale securities	109	406	975	666
Commissions	1,147	1,121	3,625	3,751
Net gains on sales of loans	1,778	853	4,149	2,224
Net servicing fees	158	129	446	433
Increase in cash value of life insurance	312	313	939	924
Gain (loss) on sale of other real estate and repossessed assets	28	23	(30)	(34)
Other income	236	170	604	766
Total non-interest income	5,849	5,039	16,638	14,277

Non-interest Expenses
Salaries and employee benefits	8,826	8,152	25,927	24,069
Net occupancy expenses	1,005	1,087	3,045	2,979
Equipment expenses	574	635	1,805	1,889
Data processing fees	680	669	1,970	1,938
ATM and debit card expenses	590	664	1,750	1,708
Deposit insurance	(3)	209	413	691
Professional fees	484	460	1,364	1,714
Advertising and promotion	296	416	970	1,275
Software subscriptions and maintenance	723	702	2,308	1,987
Intangible amortization	187	316	601	854
Other real estate and repossessed assets	47	51	170	140
Other expenses	1,074	1,213	3,363	4,470
Total non-interest expenses	14,483	14,574	43,686	43,714

Income Before Income Tax	7,186	6,312	19,908	15,652
Income tax expense	1,052	910	2,785	2,079
Net Income	$6,134	$5,402	$17,123	$13,573

Earnings Per Common Share
Basic	$0.72	$0.63	$2.00	$1.63
Diluted	$0.71	$0.62	$1.97	$1.60
Dividends Per Common Share	$0.20	$0.18	$0.60	$0.54

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$6,134	$5,402	$17,123	$13,573
Other Comprehensive Income (Loss)
Net unrealized holding gain (loss) on securities available for sale	3,340	(3,186)	15,729	(9,429)
Reclassification adjustment for realized gains included in net income	(109)	(406)	(975)	(666)
	3,231	(3,592)	14,754	(10,095)
Income tax (benefit) expense related to other comprehensive income	(683)	758	(3,118)	2,139
Other comprehensive income (loss), net of tax	2,548	(2,834)	11,636	(7,956)
Comprehensive Income	$8,682	$2,568	$28,759	$5,617

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Stockholders’ Equity

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balances June 30, 2018	$86	$117,751	$79,592	$(4,741)	$192,688
Net income			5,402		5,402
Other comprehensive loss, net of taxes				(2,834)	(2,834)
Cash dividends, common stock ($0.18 per share)			(1,546)		(1,546)
Balances September 30, 2018	$86	$117,751	$83,448	$(7,575)	$193,710

Balances June 30, 2019	$86	$115,741	$94,567	$6,464	$216,858
Net income			6,134		6,134
Other comprehensive income, net of taxes				2,548	2,548
Stock repurchased	(1)	(1,910)			(1,911)
Stock options, exercised		48			48
Cash dividends, common stock ($0.20 per share)			(1,699)		(1,699)
Balances September 30, 2019	$85	$113,879	$99,002	$9,012	$221,978

	Nine Months Ended
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balances December 31, 2017	$74	$75,319	$74,508	$381	$150,282
Net income			13,573		13,573
Other comprehensive loss, net of taxes				(7,956)	(7,956)
Stock options, exercised		121			121
Cash dividends, common stock ($0.54 per share)			(4,633)		(4,633)
Issuance of common stock related to acquisition	12	42,311			42,323
Balances September 30, 2018	$86	$117,751	$83,448	$(7,575)	$193,710

Balances December 31, 2018	$86	$117,883	$87,018	$(2,624)	$202,363
Net income			17,123		17,123
Other comprehensive income, net of taxes				11,636	11,636
Stock repurchased	(1)	(4,261)			(4,262)
Stock options, exercised		257			257
Cash dividends, common stock ($0.60 per share)			(5,139)		(5,139)
Balances September 30, 2019	$85	$113,879	$99,002	$9,012	$221,978

See notes to consolidated condensed financial statements

MutualFirst Financial, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income	$17,123	$13,573
Items not requiring cash
Provision for loan losses	1,375	1,520
Depreciation and amortization	4,969	4,209
Deferred income tax	385	366
Increase in cash value of life insurance	(939)	(924)
Net accretion of purchase accounting adjustments	(34)	(134)
Loans originated for sale	(147,009)	(86,800)
Proceeds from sales of loans held for sale	135,410	85,846
Net gain on sale of loans	(4,149)	(2,224)
Net gain on sale of securities, available for sale	(975)	(666)
Gain on bank owned life insurance	-	(327)
Loss on sale of other real estate and repossessed assets	30	34
Change in
Interest receivable and other assets	3,249	1,280
Interest payable and other liabilities	(1,391)	528
Other adjustments	150	75
Net cash provided by operating activities	8,194	16,356

Investing Activities
Net change in interest-bearing time deposits	216	6,364
Purchases of securities, available for sale	(56,233)	(87,195)
Proceeds from maturities and paydowns of securities, available for sale	28,704	23,569
Proceeds from sales of securities, available for sale	29,939	57,689
Purchase of Federal Home Loan Bank stock	(81)	-
Net change in loans	(32,496)	(44,357)
Net cash and cash equivalents paid in acquisition	-	(7,673)
Proceeds from sales of portfolio loans	26,624	-
Purchases of premises and equipment	(946)	(907)
Proceeds from sale of real estate owned and repossessed assets	2,332	1,562
Proceeds from bank owned life insurance	-	1,669
Proceeds from sale of premises and equipment	375	67
Net cash used in investing activities	(1,566)	(49,212)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	36,486	(21,888)
Certificates of deposit	17,260	35,730
Proceeds from FHLB advances	298,500	367,000
Repayments of FHLB advances	(351,419)	(348,608)
Proceeds from other borrowings	-	10,000
Repayments of other borrowings	(410)	(335)
Cash dividends	(5,139)	(4,633)
Stock options exercised	257	121
Stock repurchased	(4,262)	-
Net cash provided by (used in) financing activities	(8,727)	37,387
Net Change in Cash and Cash Equivalents	(2,099)	4,531
Cash and Cash Equivalents, Beginning of Period	33,414	27,341
Cash and Cash Equivalents, End of Period	$31,315	$31,872

Additional Cash Flows Information
Interest paid	$16,305	$11,145
Income tax paid	1,500	350
Transfers from loans to loans held for sale	26,937	-
Transfers from loans to foreclosed assets	2,011	1,359
Mortgage servicing rights capitalized	405	321
Right of use assets obtained in exchange for lease obligations	3,603	-

In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$-	$406,858
Cash paid in acquisition	-	(18,999)
Common stock issued	-	(42,323)
Liabilities assumed	$-	$345,536

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

The interim consolidated condensed financial statements at and for the three and nine months ended September 30, 2019 and 2018, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Condensed Balance Sheet of the Company as of December 31, 2018 has been derived from the Audited Consolidated Balance Sheet of the Company as of that date.

Note 2:  Acquisitions

On February 28, 2018, the Company completed the 100% acquisition of Universal Bancorp (“Universal”). Universal and BloomBank, a wholly-owned subsidiary of Universal, merged with and into the Company and the Bank, respectively. BloomBank was headquartered in Bloomfield, Indiana and had 13 retail financial center offices serving counties in central and southern Indiana. Under terms of the merger agreement, shareholders of Universal received fixed consideration of 15.6 shares of MutualFirst common stock and $250.00 in cash for each share of Universal common stock. The Company issued approximately 1.2 million shares of common stock, which was valued at approximately $42.3 million. Based upon the February 28, 2018 closing price of $35.70 per share of MutualFirst common stock, the transaction had an implied valuation of approximately $61.3 million. The Company incurred approximately $2.2 million in pre-tax expenses related to the acquisition in the first nine months of 2018. These expenses were classified in the non-interest expense section of the income statement, primarily in professional fees and other expenses. As a result of the acquisition, the Company was able to increase both its deposit and loan base and expects to reduce costs through economies of scale. Goodwill resulted from this transaction due to the expected synergies and economies of scale.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on valuations of the fair value of tangible and intangible assets acquired, liabilities assumed and related deferred tax impacts, which were based on assumptions that were subject to change as management evaluated, the purchase price for the Universal acquisition is detailed in the following table. If, prior to the end of the one-year measurement period for finalizing the purchase price allocation, information becomes available which would indicate adjustments were required to the purchase price allocation, such adjustments would be recorded in the reporting period in which the adjustment amounts were determined. The first quarter of 2019 was the final period allowing for measurement period adjustments. There were no measurement period adjustments in 2019. Measurement period adjustments recorded in 2018 were calculated as if the accounting had been completed as of the acquisition date.

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

Pro Forma Financial Information

The results of operations of Universal Bancorp have been included in the Company’s consolidated financial statements since the acquisition date. The following schedule includes pro forma results for the three and nine months ended September 30, 2018, as if the Universal acquisition occurred as of the beginning of the reporting periods presented.

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Summary of Operations
Net interest income	$16,417	$48,900
Provision for loan losses	(570)	(1,520)
Net interest income after provision	$15,847	$47,380
Non-interest income	5,039	14,556
Non-interest expense	(14,574)	(49,532)
Income before income taxes	$6,312	$12,404
Income tax benefit (expense)	(910)	(1,286)
Net income to common shareholders	$5,402	$11,118
Basic earnings per share	$0.63	$1.30
Diluted earnings per share	$0.62	$1.27

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

Note 3:  Earnings Per Share

Earnings per share were computed as follows:

	Three Months Ended September 30,
	2019			2018
		Weighted-Average	Per-Share		Weighted-Average	Per-Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic Earnings Per Share
Net income	$6,134	8,516,038	$0.72	$5,402	8,587,424	$0.63
Effect of Dilutive Securities
Stock options		112,992			146,267
Diluted Earnings Per Share
Net income available and assumed conversions	$6,134	8,629,030	$0.71	$5,402	8,733,691	$0.62

	Nine Months Ended September 30,
	2019			2018
		Weighted-Average	Per-Share		Weighted-Average	Per-Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic Earnings Per Share
Net income	$17,123	8,579,514	$2.00	$13,573	8,327,963	$1.63
Effect of Dilutive Securities
Stock options		117,851			151,945
Diluted Earnings Per Share
Net income available and assumed conversions	$17,123	8,697,365	$1.97	$13,573	8,479,908	$1.60

As of September 30, 2019 and 2018, the exercise price for all options was lower than the average market price of the common shares.

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

The guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018‑13 and delay adoption of the additional disclosures until their effective date. The adoption of ASU 2018‑13 is not anticipated to have a material effect on the Company's consolidated financial statements.

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

This ASU was originally effective for the Company for interim and annual periods beginning in the first quarter of 2020, but on October 16, 2019, FASB approved a final ASU delaying the effective date for smaller reporting companies, such as the Company. The final ASU expected to be issued by the end of November, delays the effective date of this ASU for the Company until fiscal years beginning after December 15, 2022. Earlier adoption is permitted beginning in the first quarter of 2019. The Company is in the process of implementing a third-party software solution to assist in the application of the new standard. The Company continues to evaluate all resources and data (both current and historical) needed. The overall impact of the new standard on the financial condition or results of operations cannot yet be determined.

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

Note 5:  Investment Securities

The amortized costs and approximate fair values, together with gross unrealized gains and losses on securities, are in the tables below. All mortgage-backed securities and collateralized mortgage obligations held as of September 30, 2019 and December 31, 2018 were guaranteed by government sponsored entities, government corporations or federal agencies.

	September 30, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$113,701	$1,970	$(215)	$115,456
Collateralized mortgage obligations	99,769	720	(217)	100,272
Municipal obligations	154,948	9,951	-	164,899
Corporate obligations	2,991	-	(642)	2,349
Total investment securities	$371,409	$12,641	$(1,074)	$382,976

	December 31, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$106,094	$296	$(2,047)	$104,343
Collateralized mortgage obligations	110,994	157	(1,870)	109,281
Municipal obligations	153,976	2,008	(1,088)	154,896
Corporate obligations	2,998	-	(643)	2,355
Total investment securities	$374,062	$2,461	$(5,648)	$370,875

The amortized cost and fair value of securities available for sale at September 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
Description of Securities	Amortized Cost	Fair Value
Security obligations due
Within one year	$-	$-
One to five years	285	290
Five to ten years	16,518	17,260
After ten years	141,136	149,698
	157,939	167,248
Mortgage-backed securities	113,701	115,456
Collateralized mortgage obligations	99,769	100,272
Totals	$371,409	$382,976

The carrying value of securities pledged as collateral, to secure interest rate swaps, was $2.9 million at September 30, 2019. No securities were pledged as collateral at December 31, 2018.

Proceeds from sales of securities available for sale for the three and nine months ended September 30, 2019 were $5.2 million and $29.9 million, respectively. For the three and nine months ended September 30, 2018, proceeds from sales of securities available for sale were $14.4 million and $57.7 million, respectively. Gross gains were recognized on the sales for the three and nine months ended September 30,  2019 of $110,000 and $977,000, respectively. Gross gains of $485,000 and $748,000 were recognized on the sales for the three and nine months ended September 30, 2018, respectively.   Gross losses of $1,000 and $2,000 were also recognized on the sales for the three and nine months ended September 30, 2019, respectively.  Gross losses of $79,000 and $82,000 were recognized on the sales of securities for the three and nine months ended September 30, 2018, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their amortized cost. Total fair value of these investments at September 30, 2019 and December 31, 2018 was

$72.5 million and $206.9 million, respectively, which were approximately 19.0% and 55.8%, respectively, of the Company’s investment portfolio at those dates.

Based on our evaluation of available evidence, including recent changes in market interest rates, management believes the fair value for the securities at less than amortized cost for the periods presented are temporary.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

During the first nine months of 2019 and 2018, the Bank determined that its security holdings had no other-than-temporary impairment.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for Sale Securities
Mortgage-backed securities	$10,137	$(17)	$20,085	$(198)	$30,222	$(215)
Collateralized mortgage obligations	21,156	(65)	18,737	(152)	39,893	(217)
Corporate obligations	-	-	2,349	(642)	2,349	(642)
Total temporarily impaired securities	$31,293	$(82)	$41,171	$(992)	$72,464	$(1,074)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for Sale Securities
Mortgage-backed securities	$33,176	$(348)	$42,230	$(1,699)	$75,406	$(2,047)
Collateralized mortgage obligations	15,139	(111)	64,495	(1,759)	79,634	(1,870)
Municipal obligations	35,501	(542)	14,018	(546)	49,519	(1,088)
Corporate obligations	-	-	2,355	(643)	2,355	(643)
Total temporarily impaired securities	$83,816	$(1,001)	$123,098	$(4,647)	$206,914	$(5,648)

Mortgage-Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investments in MBSs and CMOs were caused by interest rate changes and illiquidity. The Company expects to recover the amortized cost basis over the term of the securities. Because (1) the decline in market value is attributable to changes in interest rates and illiquidity and not credit quality, (2) the Company does not intend to sell the investments and (3) it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider any of these investments to be other-than-temporarily impaired at September 30, 2019.

Municipal Obligations

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by changes in interest rates and illiquidity. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value of the investments. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments. The Company does not consider any of these investment securities to be other-than-temporarily impaired at September 30, 2019.

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

The accounting guidance for beneficial interests in securitized financial assets provides incremental impairment guidance for a subset of the debt securities within the scope of the guidance for investments in debt and equity securities. For securities that are a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial asset impairment model. For securities that are not a beneficial interest in securitized financial assets, the Company uses debt and equity securities impairment accounting models.

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

Pooled Trust Preferred Securities. The Bank has invested in a pooled trust preferred security. At September 30, 2019, the current book value of our pooled trust preferred security was $3.0 million. The original par value of this security was $3.0 million. The pooled trust preferred security owned was performing as agreed in the first nine months of 2019. As of September 2019, current Moody’s rating for this bond was B3. The pooled trust preferred security owned by the Bank is exempt from the Volcker Rule.

The following table provides additional information related to the Bank’s investment in a pooled trust preferred security as of September 30, 2019:

									Total			Excess
									Number			subordination
								Number of	of Banks	Actual	Total	(after taking
								Banks /	and	Deferrals/	Projected	into account
								Insurance	Insurance	Defaults	Defaults	best estimate
						Realized		Cos.	Cos. In	(as a % of	(as a % of	of future
		Original	Book	Fair	Unrealized	Losses	Lowest	Currently	Issuance	original	performing	deferrals/
Deal Name	Class	Par	Value	Value	Loss	2019	Ratings	Performing	(Unique)	collateral)	collateral) (1)	defaults) (2)
(Dollars in Thousands)
U.S. Capital Funding I	B1	$3,000	$2,991	$2,349	$(642)	$-	Caa1	24	26	7.95%	5.78%	6.69%

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
default percentages.

Note 6:  Loans and Allowance

Classes of loans at September 30, 2019 and December 31, 2018 include:

	September 30,	December 31,
	2019	2018
Real estate
Commercial	$500,152	$485,808
Commercial construction and development	57,780	53,310
Consumer closed end first mortgage	415,714	464,539
Consumer open end and junior liens	75,566	77,072
Total real estate loans	1,049,212	1,080,729
Other loans
Consumer loans
Auto	57,861	43,667
Boat/RVs	217,412	216,608
Other consumer loans	7,114	6,893
Commercial and industrial	159,069	149,359
Total other loans	441,456	416,527
Total loans	1,490,668	1,497,256
Undisbursed loans in process	(2,681)	(10,096)
Unamortized deferred loan costs, net	9,035	8,783
Allowance for loan losses	(13,411)	(13,281)
Net loans	$1,483,611	$1,482,662

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

Nonaccrual loans, segregated by class of loans, as of September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018
Real estate
Commercial	$881	$4,782
Commercial construction and development	-	62
Consumer closed end first mortgage	3,574	2,777
Consumer open end and junior liens	184	273
Consumer loans
Auto	185	88
Boat/RVs	531	470
Other consumer loans	16	46
Commercial and industrial	323	91
Total nonaccrual loans	$5,694	$8,589

An age analysis of the Company’s past due loans, segregated by class of loans, as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019
							Total Loans
							90 Days
	30‑59	60‑89	90 Days	Total		Total	Past Due
	Days Past	Days Past	or More	Past		Loans	and
	Due	Due	Past Due	Due	Current	Receivable	Accruing
Real estate
Commercial	$2,798	$3,662	$531	$6,991	$493,161	$500,152	$-
Commercial construction and development	—	-	-	—	57,780	57,780	-
Consumer closed end first mortgage	6,164	1,465	3,046	10,675	405,039	415,714	148
Consumer open end and junior liens	557	116	92	765	74,801	75,566	-
Consumer loans
Auto	447	102	107	656	57,205	57,861	-
Boat/RVs	2,119	567	421	3,107	214,305	217,412	-
Other consumer loans	88	43	13	144	6,970	7,114	-
Commercial and industrial	1,577	220	311	2,108	156,961	159,069	-
Total	$13,750	$6,175	$4,521	$24,446	$1,466,222	$1,490,668	$148

	December 31, 2018
							Total Loans
							90 Days
	30‑59	60‑89	90 Days	Total		Total	Past Due
	Days Past	Days Past	or More	Past		Loans	and
	Due	Due	Past Due	Due	Current	Receivable	Accruing
Real estate
Commercial	$1,145	$536	$4,377	$6,058	$479,750	$485,808	$-
Commercial construction and development	4,633	-	61	4,694	48,616	53,310	-
Consumer closed end first mortgage	7,847	1,662	2,696	12,205	452,334	464,539	517
Consumer open end and junior liens	353	114	220	687	76,385	77,072	-
Consumer loans
Auto	257	16	72	345	43,322	43,667	-
Boat/RVs	2,174	594	350	3,118	213,490	216,608	-
Other consumer loans	65	8	41	114	6,779	6,893	-
Commercial and industrial	617	93	91	801	148,558	149,359	-
Total	$17,091	$3,023	$7,908	$28,022	$1,469,234	$1,497,256	$517

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

The following tables present impaired loans as of and for the three and nine month periods ended September 30, 2019 and 2018 and as of and for the year ended December 31, 2018.

	September 30, 2019
				Average	Average	Interest
		Unpaid		Investment in	Investment	Income	Interest
	Recorded	Principal	Specific	Impaired	in Impaired	Recognized –	Income
	Balance	Balance	Allowance	Loans - QTD	Loans - YTD	QTD	Recognized - YTD
Loans without a specific valuation allowance
Real estate
Commercial	$5,607	$5,607	$-	$5,609	$5,962	$70	$312
Commercial construction and development	371	371	-	373	459	4	13
Consumer closed end first mortgage	844	844	-	844	918	-	-
Commercial and industrial	48	48	-	49	97	-	2

Loans with a specific valuation allowance
Real estate
Consumer closed end first mortgage	336	336	40	336	252	-	-
Other consumer
Boat and RV	254	254	87	127	64	-	-

Total
Real estate
Commercial	$5,607	$5,607	$-	$5,609	$5,962	$70	$312
Commercial construction and development	$371	$371	$-	$373	$459	$4	$13
Consumer closed end first mortgage	$1,180	$1,180	$40	$1,180	$1,170	$-	$-
Commercial and industrial	$48	$48	$-	$49	$97	$-	$2
Other consumer
Boat and RV	$254	$254	$87	$127	$64	$-	$-

Total	$7,460	$7,460	$127	$7,338	$7,752	$74	$327

	September 30, 2018
				Average	Average	Interest
		Unpaid		Investment in	Investment	Income	Interest
	Recorded	Principal	Specific	Impaired	in Impaired	Recognized –	Income
	Balance	Balance	Allowance	Loans - QTD	Loans - YTD	QTD	Recognized - YTD
Loans without a specific valuation allowance
Real estate
Commercial	$703	$703	$-	$704	$772	$-	$-
Commercial construction and development	607	607	-	623	653	7	21
Consumer closed end first mortgage	1,140	1,140	-	1,105	1,291	-	-
Commercial and industrial	138	138	-	141	177	1	4

Loans with a specific valuation allowance
Real estate
Commercial	214	214	100	214	214	-	-

Total
Real estate
Commercial	$917	$917	$100	$918	$986	$-	$-
Commercial construction and development	$607	$607	$-	$623	$653	$7	$21
Consumer closed end first mortgage	$1,140	$1,140	$-	$1,105	$1,291	$-	$-
Commercial and industrial	$138	$138	$-	$141	$177	$1	$4

Total	$2,802	$2,802	$100	$2,787	$3,107	$8	$25

	December 31, 2018
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$6,324	$6,377	$-	$1,882	$-
Commercial construction and development	549	549	-	633	27
Consumer closed end first mortgage	1,137	1,137	-	1,260	-
Commercial and industrial	131	131	-	167	5

Loans with a specific valuation allowance
Real estate
Commercial	174	214	100	206	-

Total
Real estate
Commercial	$6,498	$6,591	$100	$2,088	$-
Commercial construction and development	$549	$549	$-	$633	$27
Consumer closed end first mortgage	$1,137	$1,137	$-	$1,260	$-
Commercial and industrial	$131	$131	$-	$167	$5

Total	$8,315	$8,408	$100	$4,148	$32

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2019.

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

	September 30, 2019
	Commercial				Consumer
		Special
	Pass	Mention	Substandard	Doubtful	Pass	Substandard	Total
Real estate
Commercial	$473,342	$17,722	$9,088	$-			$500,152
Commercial construction and development	49,082	8,328	370	-			57,780
Consumer closed end first mortgage					$411,029	$4,685	415,714
Consumer open end and junior liens					75,324	242	75,566

Other loans
Consumer loans
Auto					57,658	203	57,861
Boat/RVs					216,616	796	217,412
Other consumer loans					7,097	17	7,114
Commercial and industrial	152,406	2,178	4,485	-			159,069
	$674,830	$28,228	$13,943	$-	$767,724	$5,943	$1,490,668

	December 31, 2018
	Commercial				Consumer
		Special
	Pass	Mention	Substandard	Doubtful	Pass	Substandard	Total
Real estate
Commercial	$465,888	$9,501	$10,419	$-			$485,808
Commercial construction and development	46,649	6,112	549	-			53,310
Consumer closed end first mortgage					$459,771	$4,768	464,539
Consumer open end and junior liens					76,752	320	77,072

Other loans
Consumer loans
Auto					43,559	108	43,667
Boat/RVs					215,830	778	216,608
Other consumer loans					6,835	58	6,893
Commercial and industrial	141,705	4,009	3,645	-			149,359
	$654,242	$19,622	$14,613	$-	$802,747	$6,032	$1,497,256

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine month periods ended September 30, 2019 and 2018, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other segments.

	Three Months Ended September 30, 2019
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$8,540	$1,363	$3,532	$13,435
Provision charged (credited) to expense	134	36	255	425
Losses charged off	(69)	(42)	(388)	(499)
Recoveries	4	1	45	50
Balance, end of period	$8,609	$1,358	$3,444	$13,411

	Three Months Ended September 30, 2018
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$8,043	$1,606	$3,080	$12,729
Provision charged (credited) to expense	133	59	378	570
Losses charged off	(25)	(67)	(248)	(340)
Recoveries	-	1	49	50
Balance, end of period	$8,151	$1,599	$3,259	$13,009

	Nine Months Ended September 30, 2019
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$8,426	$1,548	$3,307	$13,281
Provision charged (credited) to expense	332	(78)	1,121	1,375
Losses charged off	(167)	(115)	(1,134)	(1,416)
Recoveries	18	3	150	171
Balance, end of period	$8,609	$1,358	$3,444	$13,411

	Nine Months Ended September 30, 2018
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$7,704	$1,761	$2,922	$12,387
Provision charged (credited) to expense	600	(28)	948	1,520
Losses charged off	(165)	(144)	(771)	(1,080)
Recoveries	12	10	160	182
Balance, end of period	$8,151	$1,599	$3,259	$13,009

The following tables provide a breakdown of the allowance for loan losses and loan portfolio balances by segment as of September 30, 2019 and 2018, and December 31, 2018.

	September 30, 2019
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$-	$40	$87	$127
Collectively evaluated for impairment	8,609	1,318	3,357	13,284
Total allowance for loan losses	$8,609	$1,358	$3,444	$13,411
Loan balances
Individually evaluated for impairment	$6,026	$1,180	$254	$7,460
Collectively evaluated for impairment	710,975	414,534	357,699	1,483,208
Gross loans	$717,001	$415,714	$357,953	$1,490,668

	September 30, 2018
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	8,051	1,599	3,259	12,909
Loans acquired with deteriorated credit quality	-	-	-	-
Total allowance for loan losses	$8,151	$1,599	$3,259	$13,009
Loan balances
Individually evaluated for impairment	$1,662	$1,140	$-	$2,802
Collectively evaluated for impairment	676,767	469,278	329,275	1,475,320
Loans acquired with deteriorated credit quality	-	-	-	-
Gross loans	$678,429	$470,418	$329,275	$1,478,122

	December 31, 2018
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	8,326	1,548	3,307	13,181
Loans acquired with deteriorated credit quality	-	-	-	-
Total allowance for loan losses	$8,426	$1,548	$3,307	$13,281
Loan balances
Individually evaluated for impairment	$7,178	$1,137	$-	$8,315
Collectively evaluated for impairment	681,299	463,402	344,240	1,488,941
Loans acquired with deteriorated credit quality	-	-	-	-
Gross loans	$688,477	$464,539	$344,240	$1,497,256

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

At September 30, 2019, the Company had loans that were modified in troubled debt restructurings. The modification of terms of such loans included one or a combination of the following: an extension of maturity or a reduction of the stated interest rate.

The following tables describe troubled debts restructured during the three and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended
	September 30, 2019			September 30, 2018
	No. of	Pre-Modification	Post-Modification	No. of	Pre-Modification	Post-Modification
	Loans	Recorded Balance	Recorded Balance	Loans	Recorded Balance	Recorded Balance
Real estate
Consumer closed end first mortgage	1	$80	$81	3	$99	$101
Consumer open end and junior liens	1	26	26	-	-	-

Other loans
Consumer Loans
Boat/RVs	2	271	271	2	39	36
Other	-	-	-	1	4	4
Commercial and industrial	1	49	49	-	-	-

	Nine Months Ended
	September 30, 2019			September 30, 2018
	No. of	Pre-Modification	Post-Modification	No. of	Pre-Modification	Post-Modification
	Loans	Recorded Balance	Recorded Balance	Loans	Recorded Balance	Recorded Balance
Real estate
Consumer closed end first mortgage	5	131	134	7	286	288
Consumer open end and junior liens	2	33	33	4	82	94

Other loans
Consumer loans
Auto	1	17	17	1	10	10
Boat/RVs	4	316	316	3	58	55
Other	-	-	-	1	4	4
Commercial and industrial	1	49	49	1	61	61

The impact of these modifications on the allowance for loan losses was insignificant.

Newly restructured loans by type for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30, 2019
				Total
	Rate	Term	Combination	Modification
Real estate
Consumer closed end first mortgage	$-	$-	$81	$81
Consumer open end and junior liens	-	-	26	26

Other loans
Consumer loans
Boat/RVs	-	8	263	271
Commercial and industrial	-	49	-	49

	Three Months Ended September 30, 2018
				Total
	Rate	Term	Combination	Modification
Real estate
Consumer closed end first mortgage	$-	$38	$63	$101

Other loans
Consumer loans
Boat/RVs	-	15	21	36
Other	-	4	-	4

	Nine Months Ended September 30, 2019
				Total
	Rate	Term	Combination	Modification
Real estate
Consumer closed end first mortgage	$-	$-	$134	$134
Consumer open end and junior liens	-	7	26	33

Other loans
Consumer loans
Auto	-	-	17	17
Boat/RVs	-	16	300	316
Commercial and industrial	-	49	-	49

	Nine Months Ended September 30, 2018
				Total
	Rate	Term	Combination	Modification
Real Estate
Consumer closed end first mortgage	$-	$38	$250	$288
Consumer open end and junior liens	-	35	59	94

Other loans
Consumer loans
Auto	-	10	-	10
Boat/RVs	-	34	21	55
Other	-	4	-	4
Commercial and industrial	-	61	-	61

The following table describes troubled debt restructurings that have subsequently defaulted during the three and nine months ended September 30, 2019 and 2018. There were no defaults on loans modified as troubled debt restructurings made in the three months ended September 30, 2019 and 2018.  A default is defined as any loans that become 90 days past due.

	Three Months Ended
	September 30, 2019		September 30, 2018
		Post-Modification Outstanding		Post-Modification Outstanding
	No. of Loans	Recorded Balance	No. of Loans	Recorded Balance
Real Estate
Consumer closed end first mortgage	-	$-	1	$48
Consumer open end and junior liens	-	-	1	5

Other loans
Consumer loans
Boat/RV	1	36	-	-

	Nine Months Ended
	September 30, 2019		September 30, 2018
		Post-Modification Outstanding		Post-Modification Outstanding
	No. of Loans	Recorded Balance	No. of Loans	Recorded Balance
Real Estate
Consumer closed end first mortgage	-	$-	1	$48
Consumer open end and junior liens	-	-	1	5

Other Loans
Consumer Loans
Boat/RV	2	299	-	-

At September 30, 2019, the Company had residential real estate owned as a result of foreclosure totaling $832,000 compared to $541,000 at December 31, 2018. Real estate in the process of foreclosure was $1.9 million at September 30, 2019, compared to $833,000 at December 31, 2018.

Note 7:  Goodwill

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The Universal acquisition on February 28, 2018 resulted in $20.5 million of goodwill, after a total reduction of $1.6 million. This reduction was recorded in the second and fourth quarters of 2018 as measurement period adjustments. Details regarding the Universal acquisition are discussed in Note 2 Acquisitions of this Form 10‑Q. There have been no changes in goodwill since December 31, 2018.

	September 30,	December 31,
	2019	2018
Balance as of beginning of period	$22,310	$1,800
Goodwill acquired during the year	-	22,069
Measurement period adjustments	-	(1,559)
Balance as of end of period	$22,310	$22,310

Note 8:  Accounting for Certain Loans Acquired in a Transfer

The following table presents the carrying amounts of the loans acquired in the acquisition of Universal included in the balance sheet amounts of loans receivable as of September 30, 2019.

	September 30, 2019	December 31, 2018
Outstanding balance
Real estate
Commercial	$95,155	$120,249
Commercial construction and development	6,439	8,664
Consumer closed end first mortgage	26,237	30,694
Consumer open end and junior liens	7,058	8,032
Total real estate loans	134,889	167,639
Other loans
Consumer loans
Auto	646	1,138
Boat/RVs	26	97
Other	357	523
Commercial and industrial	8,803	10,571
Total other loans	9,832	12,329
Total loans	$144,721	$179,968

Carrying amount	$142,830	$177,169
Allowance	-	-
Carrying amount net of allowance	$142,830	$177,169

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

The discount rate used in determining the lease liability and related right of use asset is based upon what would be obtained by the Company for similar loans at an incremental rate as of the date of origination or renewal.

The following table shows lease right of use assets and lease liabilities as of September 30, 2019.

	Statement of Financial Condition classification	September 30, 2019
Operating lease right of use asset	Other Assets	$2,799

Operating lease liabilities	Other Liabilities	$2,816

The following table shows the components of operating leases expense for the three and nine months ended September 30, 2019.

		Three Months Ended	Nine Months Ended
	Statement of Income classification	September 30, 2019	September 30, 2019
Operating lease cost	Net occupancy expenses and equipment expenses	$154	$459
Short-term lease cost	Net occupancy expenses and equipment expenses	13	66
Variable lease cost	Net occupancy expenses	50	135
Total operating lease cost		$217	$660

Operating lease costs are included in net occupancy expenses and equipment expenses. Gross rental expense for the operating leases in net occupancy expenses for the three and nine months ended September 30, 2019 were $186,000 and $548,000, respectively. Gross rental expense for the operating leases in equipment expenses for the three and nine months ended September 30, 2019 were $34,000 and $119,000, respectively.

The following table shows future minimum rental commitments for all noncancelable operating leases for the next five years and thereafter.

Remaining 2019	$203
2020	753
2021	619
2022	530
2023	333
Thereafter	1,215
Total lease payments	$3,653
Less: present value discount	837
Present value of lease liabilities	$2,816

The following table shows the weighted average remaining lease term, the weighted average discount rate and supplemental Consolidated Statement of Cash Flows information for operating leases at September 30, 2019.

	September 30, 2019
Weighted average remaining lease term	10.80	years
Weighted average discount rate	3.73%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$594

There are no new significant leases that have not yet commenced as of September 30, 2019.

Note 10:  Derivative Financial Instruments

The Company has certain interest rate derivative positions that are not designated as hedging instruments. Derivative assets and liabilities are recorded at fair value on the Consolidated Balance Sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. These derivative positions relate to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, the Company agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the client to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s Consolidated Statements of Income. The notional amount of customer-facing swaps as of September 30, 2019 and December 31, 2018 was approximately $30.2 million and $21.1 million, respectively. During the nine months ended September 30, 2019 and 2018, the Company did not recognize any net gains or losses related to the changes in fair value of these swaps. Additionally, for the three and nine months ended September 30, 2019, the Company recognized income for the related swap fees of $24,000 and $107,000, respectively. No  swap fee income was recognized for the three and nine months ended September 30, 2018.

The following table shows the fair values of derivative financial instruments at September 30, 2019 and December 31, 2018.

	Derivatives
		Fair Value			Fair Value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2019	2018	Location	2019	2018
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$1,718	$599	Other liabilities	$1,718	$599

Note 11:  Other Borrowings

Other borrowings consisted of the following components:

	September 30,	December 31,
	2019	2018
Notes payable	$9,255	$9,665
Subordinated debentures, net of discount	8,398	8,323
Total	$17,653	$17,988

The Company acquired $5.0 million of subordinated debentures in the 2008 acquisition of MFB Corp, which had a net balance of $4.3 million at September 30, 2019 due to the purchase accounting adjustment in that acquisition. These securities mature 30 years from the date of issuance, or September 15, 2035. The securities bear a rate of interest of the prevailing three-month LIBOR rate plus 170 basis points, which was 3.82% at September 30, 2019 and 4.49% at December 31, 2018. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

The Company acquired $5.0 million of subordinated debentures in the acquisition of Universal, which had a net balance of $4.1 million at September 30, 2019 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance, or October 7, 2035. The securities bear a rate of interest of the prevailing three-month LIBOR rate plus 169 basis points, which was 3.99% at September 30, 2019 and 4.13% at December 31, 2018. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

The Company borrowed $10.0 million in two $5.0 million term notes from First Tennessee Bank, N.A. to use in the acquisition of Universal. These loans had a combined balance of $9.3 million at September 30, 2019. The fixed rate term note had a balance of $4.3 million as of September 30, 2019 and matures 5 years from the date of issuance, or February 28, 2023. This term note bears a fixed rate of interest of 4.99% per annum and requires quarterly principal payments, which began March 31, 2018. The variable rate term note had a balance of $5.0 million as of September 30, 2019 and matures 5 years from the date of issuance, or February 28, 2023. This term note bears a rate of interest of the prevailing three-month LIBOR rate plus 195 basis points, which was 4.27% at September 30, 2019 and 4.35% at December 31,2018. The Company has the right to redeem either note at any time, in whole or in part, without penalty.

Note 12:  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	September 30,	December 31,
	2019	2018
Net unrealized gain (loss) on securities available for sale	$11,567	$(3,187)
Net unrealized gain relating to defined benefit plan liability	(99)	(99)
	11,468	(3,286)
Tax effect	(2,456)	662
Net of tax amount	$9,012	$(2,624)

The following table presents the reclassification adjustments out of accumulated other comprehensive income that were included in net income in the Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018.

	Amount Reclassified from
	Accumulated Other
	Comprehensive Income For the
	Three Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2019	2018	Affected Line Item in the Statements of Income
Realized gains on available for sale securities
Realized securities gains reclassified into income	$109	$406	Total non-interest income - net realized gains on sale of available for sale securities
Related income tax expense	(23)	(85)	Income tax expense

Total reclassifications for the period, net of tax	$86	$321

	Amount Reclassified from
	Accumulated Other
	Comprehensive Income For the
	Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2019	2018	Affected Line Item in the Statements of Income
Realized gains on available for sale securities
Realized securities gains reclassified into income	$975	$666	Total non-interest income - net realized gains on sale of available for sale securities
Related income tax expense	(205)	(140)	Income tax expense

Total reclassifications for the period, net of tax	$770	$526

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

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2019
Available for sale securities
Mortgage-backed securities	$115,456	$-	$115,456	$-
Collateralized mortgage obligations	100,272	-	100,272	-
Municipal obligations	164,899	-	164,899	-
Corporate obligations	2,349	-	-	2,349
Interest rate swap asset	1,718	-	1,718	-
Interest rate swap liability	1,718	-	1,718	-

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Available for sale securities
Mortgage-backed securities	$104,343	$-	$104,343	$-
Collateralized mortgage obligations	109,281	-	109,281	-
Municipal obligations	154,896	-	154,896	-
Corporate obligations	2,355	-	-	2,355
Interest rate swap asset	599	-	599	-
Interest rate swap liability	599	-	599	-

The following is a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2019 and 2018 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Beginning balance	$2,351	$2,721	$2,355	$2,721
Total realized and unrealized gains (losses)
Included in net income	-	(44)	-	(44)
Included in other comprehensive income (loss)	-	326	-	326
Purchases, issuances and settlements	(2)	(883)	(6)	(883)
Ending balance	$2,349	$2,120	$2,349	$2,120
Total gains for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$-	$-	$-	$-

Items Measured at Fair Value on a Non-Recurring Basis

From time to time, certain assets may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period.

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

September 30, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,349	Discounted cash flow	Discount rate	6.8%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7%
			Projected cures given deferral	0 - 15.0%
			Loss severity	21.4%
Other real estate owned	$235	Third party valuations	Discount to reflect realizable value less estimated selling costs	0 - 24.7%

December 31, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,355	Discounted cash flow	Discount rate	6.8%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7%
			Projected cures given deferral	0 - 15.0%
			Loss severity	21.4%

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated balance sheets as of the dates noted below are as follows:

			Fair Value Measurements Using
	Carrying
September 30, 2019	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$31,315	$31,315	$31,315	$-	$-
Interest-bearing time deposits	4,023	4,023	4,023	-	-
Loans held for sale	19,643	20,860	-	20,860	-
Loans, net	1,483,611	1,457,202	-	-	1,457,202
FHLB stock	13,115	13,115	-	13,115	-
Interest receivable	6,895	6,895	-	6,895	-
Liabilities
Deposits	1,573,088	1,574,598	1,067,270	-	507,328
FHLB advances	239,661	240,922	-	240,922	-
Other borrowings	17,653	17,255	-	17,255	-
Interest payable	875	875	-	875	-

			Fair Value Measurements Using
	Carrying
December 31, 2018	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$33,414	$33,414	$33,414	$-	$-
Interest-bearing time deposits	4,239	4,239	4,239	-	-
Loans held for sale	3,987	4,011	-	4,011	-
Loans, net	1,482,662	1,456,270	-	-	1,456,270
FHLB stock	13,034	13,034	-	13,034	-
Interest receivable	6,940	6,940	-	6,940	-
Liabilities
Deposits	1,519,225	1,514,852	1,030,785	-	484,067
FHLB advances	292,497	290,092	-	290,092	-
Other borrowings	17,988	17,665	-	17,665	-
Interest payable	1,075	1,075	-	1,075	-

Note 14: Subsequent Event

On  a Form 8-K filed on October 29, 2019, MutualFirst announced it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Northwest Bancshares, Inc. (“Northwest Bancshares”).  Pursuant to the Merger Agreement at the closing of the merger, MutualFirst will merge with and into Northwest Bancshares, with Northwest Bancshares as the surviving entity. Immediately thereafter, Mutual will merge with and into Northwest Bank, the wholly owned subsidiary of Northwest Bancshares, with Northwest Bank as the surviving entity.

Under the terms of the Merger Agreement, each share of common stock of MutualFirst will be converted into the right to receive 2.4 shares of Northwest Bancshares’s common stock, for total consideration valued at approximately $346 million.

The Merger Agreement has been approved by the Boards of Directors of Northwest Bancshares and MutualFirst.  Completion of the transaction is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of stockholders of MutualFirst. The parties anticipate completing the Merger during the second quarter 2020.

MutualFirst has also agreed not to (i) solicit proposals relating to alternative business combination transactions involving MutualFirst or Mutual or (ii) subject to certain exceptions, enter into discussions or an agreement concerning, or to provide confidential information in connection with, any proposals for alternative business combination transactions involving MutualFirst or Mutual.

At the same time that Northwest Bancshares entered into the Merger Agreement, Northwest Bancshares also entered into voting agreements with MutualFirst directors and certain of its officers in which those persons agreed to vote the MutualFirst common stock they hold in favor of the Merger Agreement.

The Merger Agreement also provides for certain termination rights for both MutualFirst and Northwest Bancshares, and further provides that upon termination of the Merger Agreement under certain circumstances, MutualFirst will be obligated to pay Northwest Bancshares a termination fee.

A complete copy of the Merger Agreement is attached as an exhibit to the Form 8-K filed October 29, 2019.

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

Third Quarter Highlights. At September 30, 2019, we had $2.1 billion in assets, $1.5 billion in net loans, $1.6 billion in deposits and $222.0 million in stockholders’ equity. The Bank’s total risk-based capital ratio at September 30, 2019 was 13.4%, exceeding the 10.0% requirement for a well-capitalized institution. Tangible common equity, as a percentage of tangible assets, increased to 9.6%  as of September 30, 2019 compared to 8.7% and 8.4% at December 31, 2018 and September 30, 2018, respectively. For the quarter ended September 30, 2019, net income was $6.1 million, or $0.71 diluted earnings per common share, compared with net income of $5.4 million, or $0.62 diluted earnings per common share for the quarter ended September 30, 2018.

The Management’s Discussion and Analysis in Item 7 of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018, contains a summary of our management’s strategic plan for 2015‑2019. The financial highlights of our strategic progress during the quarter and year to date include:

•	Commercial and non-real estate consumer lending was 67.0% of the lending portfolio as of September 30, 2019 compared to 63.8% at December 31, 2018.

•	Core deposits were $1.1 billion and $1.0 billion as of September 30, 2019 and December 31, 2018, respectively, or 67.8% of total deposits as of September 30, 2019 and December 31, 2018.

On October 29, 2019, MutualFirst entered into a Merger Agreement with Northwest Bancshares, pursuant to which the Company will merge with and into Northwest Bancshares. See "Note 14 Subsequent Event" of the Notes to Consolidated Financial Statements for additional information.

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

Deferred Tax Asset. The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future. The Company’s most recent evaluation has determined that, except for the amounts represented by the valuation allowance in Note 17 to the Consolidated Financial Statements in Item 8 of the Form 10‑K for the year ended December 31, 2018, the Company will more likely than not be able to utilize the remaining deferred tax asset. As of year-end 2018, the Company had generated average annual positive pre-tax pre-provision earnings of $19.1 million, or 1.2% of pre-tax pre-provision ROA over the previous five years. This level of earnings, if maintained in the future, would be sufficient to utilize portions of the operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The analysis as of September 30, 2019, supports the position that no additional valuation reserve is needed.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (i) the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; (ii) changes in general economic conditions, either nationally or in our market areas; (iii) changes in the levels of general interest rates and the relative differences between short- and long-

term interest rates, deposit interest rates, our net interest margin and funding sources; (iv) fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; (v) decreases in the secondary market for the sale of loans that we originate; (vi) results of examinations of us by the IDFI, FDIC, FRB or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; (vii) legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act”), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes that increase our capital requirements; (viii) our ability to attract and retain deposits; (ix) increases in premiums for deposit insurance; (xi) management’s assumptions in determining the adequacy of the allowance for loan losses; (xi) our ability to control operating costs and expenses; (xii) the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; (xiii) difficulties in reducing risks associated with the loans on our balance sheet; (xiv) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; (xv) a failure or security breach in the computer systems on which we depend; (xvi) our ability to retain key members of our senior management team; (xvii) costs and effects of litigation, including settlements and judgments; (xviii) our ability to successfully integrate into our operations any assets, liabilities, customers, systems, and management personnel acquired and those we may in the future acquire, and our ability to realize related revenue synergies and cost savings within expected time frames or at all and any goodwill charges related thereto; (xix) increased competitive pressures among financial services companies; (xx) changes in consumer spending, borrowing and savings habits; (xxi) the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; (xxii) adverse changes in the securities markets; (xxiii) inability of key third-party providers to perform their obligations to us; (xxiv) changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; (xxv) other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this report;  (xxvi) business disruption may occur in connection with the Company’s merger with Northwest Bancshares; (xxvii) the Company’s businesses may experience disruptions due to transaction-related uncertainty or other factors making it more difficult to maintain relationships with employees, customers, other business partners or governmental entities; and (xxviii) the diversion of managements’ attention from ongoing business operations and opportunities as a result of the merger with Northwest Bancshares or otherwise.

The Company wishes to advise readers that these factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Financial Condition

General. Total assets at September 30, 2019 were $2.1 billion, reflecting a $24.2 million increase since December 31, 2018.  Loans held for sale increased $15.7 million primarily due to strong mortgage production as originations have increased in 2019 compared to 2018.  The net loan portfolio at September 30, 2019 increased by $1.1 million since December 31, 2018 primarily due to organic loan growth of $15.2 million in non-residential consumer loans and $28.5 million growth in commercial loans. These increases were offset by a reduction in residential loan balances of $42.7 million primarily due to the bulk loan sale of $26.6 million mortgage loans in the third quarter of 2019. Total liabilities as of September 30, 2019 were $1.9 billion, an increase of $4.6 million compared to December 31, 2018, primarily due to a $53.9 million increase in deposits, offset by a decrease in Federal Home Loan Bank of Indianapolis (“FHLBI”) advances of $52.8 million. Total stockholders’ equity increased to $222.0 million, an increase of $19.6 million compared to December 31, 2018 primarily due to $17.1 million in net income and an  $11.6 million increase in accumulated other comprehensive income due to market value changes in the investment portfolio partially offset by $5.1 million of dividends paid and $4.3 million used to repurchase 136,471 shares of stock during the nine months ended September 30, 2019.

Loans. Our gross loan portfolio, excluding loans held for sale, decreased  $6.6 million at September 30, 2019 to $1.5 billion. The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during the nine month period:

	September 30,	December 31,	Amount	Percent
	2019	2018	Change	Change
	(Dollars in thousands)
Real estate
Commercial	$500,152	$485,808	$14,344	2.95%
Commercial construction and development	57,780	53,310	4,470	8.38
Consumer closed end first mortgage	415,714	464,539	(48,825)	(10.51)
Consumer open end and junior liens	75,566	77,072	(1,506)	(1.95)
Total real estate loans	1,049,212	1,080,729	(31,517)	(2.92)

Consumer loans
Auto	57,861	43,667	14,194	32.51
Boat/RV	217,412	216,608	804	0.37
Other	7,114	6,893	221	3.21
Total consumer other	282,387	267,168	15,219	5.70
Commercial and industrial	159,069	149,359	9,710	6.50
Total other loans	441,456	416,527	24,929	5.98
Total loans	$1,490,668	$1,497,256	$(6,588)	(0.44)%

The Company’s strategy to increase commercial and non-real estate consumer loans remains a primary focus as we continued to see growth in these areas during the first nine months of 2019. Commercial and non-real estate consumer loans increased by $43.7 million to $999.4 million. These increases were partially offset by a decline during the first nine months of 2019 in residential mortgage loans primarily as a result of a sale of $26.6 million of portfolio mortgage loans. The mix of loans in our portfolio as of September 30, 2019 compared to December 31, 2018 continued to shift toward our desired strategic objective of increasing commercial and consumer loans. We continue to seek to provide sound commercial borrowers opportunities for new loans to meet their growing demands, refinance loans currently served by other financial institutions and build relationships with commercial clients in our footprint. The Company continues to sell longer term fixed-rate mortgage loans to reduce related interest rate risk.

Delinquencies and Non-performing Assets. As of September 30, 2019, our total loans delinquent 30‑to‑89 days were $19.9 million, or 1.3% of total loans, down slightly from $20.1 million, or 1.3% of total loans at 2018 year-end. Delinquencies in commercial real estate loans increased $4.7 million offset by a decrease in commercial construction and development loans and consumer closed end first mortgage loans of $4.6 million and $1.9 million, respectively, compared to delinquent loans at 2018 year-end.

At September 30, 2019, our non-performing assets totaled $7.8 million or 0.38% of total assets, compared to $11.1 million or 0.54% of total assets at December 31, 2018. This $3.3 million, or 29.9%  decrease was primarily due to a  $3.0 million loan going on non-accrual in the fourth quarter of 2018 but performing as agreed at the end of the third quarter of 2019.

The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	September 30,	December 31,	Amount	Percent
	2019	2018	Change	Change
	(Dollars in thousands)
Non-accruing loans	$5,694	$8,589	$(2,895)	(33.71)%
Accruing loans delinquent 90 days or more	148	517	(369)	(71.37)
Other real estate owned and repossessed assets	1,952	2,013	(61)	(3.03)
Total	$7,794	$11,119	$(3,325)	(29.90)%

The Company continues to diligently monitor and write down loans that appear to have irreversible weakness. The Company works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral. Total classified assets decreased by 3.6% from $22.6 million at December 31, 2018 to $21.8 million at September 30, 2019.

At September 30, 2019, foreclosed real estate and real estate in judgment totaled $1.3 million compared to $1.2 million at December 31, 2018. At September 30, 2019, all foreclosed real estate owned was in consumer or commercial real estate. As of September 30, 2019, the Company also held $669,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Allowance for Loan Losses. Allowance for loan losses increased to $13.4 million as of September 30, 2019 compared to $13.3 million as of December 31, 2018. The allowance for loan losses to non-performing loans as of September 30, 2019 was 229.6% compared to 145.9% as of December 31, 2018. The allowance for loan losses to total loans was 0.90%  at September 30, 2019 compared to 0.89% as of December 31, 2018. Non-performing loans to total loans at September 30, 2019 were 0.39% compared to 0.61%  at December 31, 2018. Non-performing assets to total assets were 0.38%  at September 30, 2019 compared 0.54%  at December 31, 2018.

Deposits. Deposits increased by $53.9 million in the first nine months of 2019 primarily due to seasonality of deposit growth. The increase in deposits was a result of a $36.5 million increase in core deposits to $1.1 billion and a $17.4 million increase in certificates of deposit to $505.8 million. Core deposits are 67.8% of the Bank’s total deposits as of September 30, 2019.

	At
	September 30, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average	Amount	Percent
	Amount	Rate	Amount	Rate	Change	Change
	(Dollars in thousands)
Type of Account:
Non-interest Checking	$273,140	0.00%	$259,909	0.00%	$13,231	5.09%
Interest-bearing NOW	405,548	0.69	408,135	0.78	(2,587)	(0.63)
Savings	176,470	0.01	182,346	0.01	(5,876)	(3.22)
Money Market	212,113	0.89	180,395	0.65	31,718	17.58
Certificates of Deposit	505,817	2.02	488,440	1.83	17,377	3.56
Total	$1,573,088	0.95%	$1,519,225	0.87%	$53,863	3.55%

Borrowings. Total borrowings decreased $53.2 million to $257.3 million at September 30, 2019, or 17.1%, since year-end 2018. The decrease was primarily due to decreased FHLB advance borrowing due to deposit growth. Other borrowings decreased $335,000 during the nine months ended September 30, 2019.

The Company acquired $5.0 million of subordinated debentures in the 2008 acquisition of MFB Corp, which had a net balance of $4.3 million at September 30, 2019 due to the purchase accounting adjustment in that acquisition. These securities mature 30 years from the date of issuance, or September 15, 2035. The securities bear a rate of interest of the prevailing three-month LIBOR rate plus 170 basis points. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

The Company acquired $5.0 million of subordinated debentures in the acquisition of Universal, which had a net balance of $4.1 million at September 30, 2019 due to the purchase accounting adjustment in the acquisition. These securities mature 30 years from the date of issuance, or October 7, 2035. The securities bear a rate of interest of the prevailing three-month LIBOR rate plus 169 basis points. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.

The Company borrowed $10.0 million in two $5.0 million term notes from First Tennessee Bank, N.A. to help fund the acquisition of Universal. These loans had a combined balance of $9.3 million at September 30, 2019. The fixed rate term note had a balance of $4.3 million and matures 5 years from the date of issuance, or February 28, 2023. This term note bears a fixed rate of interest of 4.99% per annum. The variable rate term note had a balance of $5.0 million and matures 5 years from the date of issuance, or February 28, 2023. This term note bears a rate of interest of the prevailing three-month LIBOR rate plus 195 basis points. The Company has the right to redeem either note at any time, in whole or in part,  without penalty.

Stockholders’ Equity. Stockholders’ equity was $222.0 million at September 30, 2019, an increase of $19.6 million from December 31, 2018. The increase was primarily due to net income of $17.1 million and an increase in accumulated other comprehensive income of $11.6 million due to the market value changes in the investment portfolio. These increases were partially offset by common stock cash dividends paid of $5.1 million and stock repurchases of 136,471 shares for $4.3 million during the first nine months of 2019. The Company’s tangible book value per common share as of September 30, 2019 increased to $23.15 compared to $20.51 as of December 31, 2018 and the tangible common equity ratio increased to 9.60%  as of September 30, 2019 compared to 8.72% as of December 31, 2018. The increases in tangible book value per share and the tangible common equity ratio were due to the reasons noted above. The Bank’s risk-based capital ratios were well in excess of “well-capitalized” levels as defined by all regulatory standards as of September 30, 2019.

Comparison of Results of Operations for the Three Months Ended September 30, 2019 and 2018.

General. Net income for the quarter ended September 30, 2019 was $6.1 million, or $0.71 diluted earnings per common share compared to net income of $5.4 million, or $0.62 diluted earnings per common share for the quarter ended September 30, 2018. Annualized return on average assets was 1.18% and annualized return on average tangible common equity was 12.65% for the third quarter of 2019 compared to 1.07% and 12.92% respectively, for the same period of 2018.

Net Interest Margin and Average Balance Sheet. The following table presents the Company’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets for the periods indicated. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	September 30, 2019			September 30, 2018
	Average			Average
	Outstanding	Interest	Average	Outstanding	Interest	Average
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate

Interest-Earning Assets:
Interest-bearing deposits	$24,247	$79	1.30%	$21,654	$58	1.07%
Mortgage-backed securities available for sale (1)	213,006	1,336	2.51	210,518	1,433	2.72
Investment securities available for sale (1)	156,313	1,268	3.24	158,671	1,299	3.27
Loans (2)	1,517,257	18,754	4.94	1,475,178	17,902	4.85
Stock in FHLB of Indianapolis	13,115	180	5.49	12,820	144	4.49
Total interest-earning assets	1,923,938	21,617	4.49	1,878,841	20,836	4.44
Non-Interest Earning Assets (net of allowance for loan losses and unrealized gain (loss))	154,170			134,096
Total Assets	$2,078,108			$2,012,937

Interest-Bearing Liabilities:
Demand and NOW accounts	$404,589	$785	0.78	$402,393	$664	0.66
Savings deposits	181,116	5	0.01	186,659	5	0.01
Money market accounts	205,301	525	1.02	190,851	253	0.53
Certificate accounts	508,095	2,645	2.08	471,061	1,970	1.67
Total deposits	1,299,101	3,960	1.22	1,250,964	2,892	0.92
Borrowings	249,262	1,412	2.27	270,940	1,527	2.25
Total interest-bearing liabilities	1,548,363	5,372	1.39	1,521,904	4,419	1.16
Non-Interest Bearing Accounts	288,961			279,574
Other Liabilities	21,484			17,788
Total Liabilities	1,858,808			1,819,266
Stockholders’ Equity	219,300			193,671
Total liabilities and stockholders’ equity	$2,078,108			$2,012,937
Net Earning Assets	$375,575			$356,937
Net Interest Income		$16,245			$16,417
Net Interest Rate Spread (3)			3.11%			3.27%
Net interest margin (4)			3.38%			3.50%
Net interest margin, tax equivalent (5)			3.45%			3.57%
Average Interest-Earning Assets to Average Interest- Bearing Liabilities	124.26%			123.45%

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

Interest Income. Total interest income increased $781,000, or 3.7%, to $21.6 million during the three months ended September 30, 2019 from $20.8 million during the same period in 2018. The increase was primarily a result of an increase of $45.1 million in average interest-earning assets due to an increase in the average loan portfolio of $42.1 million, due primarily to organic loan growth and an increase in yield on interest-earning assets of five basis points for the quarter ended September 30, 2019 compared to the same period in 2018.

Interest Expense. Interest expense increased $953,000, or 21.6%, to $5.4 million during the three months ended September 30, 2019 compared to the same period in 2018. The primary reason for this increase was an increase in yield on interest-bearing liabilities of twenty-three basis points for the quarter ended September 30, 2019 compared to the same period in 2018. Average interest-bearing liabilities increased  $26.5 million.  due to an increase in average interest-bearing deposits of $48.1 million, primarily certificates of deposit. This increase was partially offset by a decrease in average borrowings of $21.7 million as a result of a decrease in average FHLB advances. In addition, the average rate paid on interest-bearing liabilities increased by twenty-three basis points for the quarter ended September 30, 2019 compared to the same period in 2018 due to an increase in market rates of interest and a change in deposit mix.

Net Interest Income and Net Interest Margin. Net interest income before the provision for loan losses decreased $172,000 for the quarter ended September 30, 2019 compared to the same period in 2018. The decrease in net interest income was primarily a result of a decline in net interest margin. Net interest margin and tax equivalent margins both decreased twelve basis points to 3.38% and 3.50%, respectively. The decrease in net interest margin is a result of the yield on average interest-earning assets yield increasing five basis points which was offset by an increase in the cost of interest-bearing liabilities of twenty-three basis points. For more information on our asset/liability management, especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in the Form 10‑K for the year ended December 31, 2018.

Provision for Loan Losses. Provision for loan losses in the third quarter of 2019 was $425,000 compared to $570,000 during last year’s comparable period. The decrease was due to management’s ongoing evaluation of the adequacy of the allowance for loan losses, which was partially attributable to a change in the loan portfolio. Net charge offs in the third quarter of 2019 were $449,000, or 0.12% of total average loans on an annualized basis, compared to net charge offs of $290,000, or 0.08% of total average loans on an annualized basis, in the third quarter of 2018.

Non-Interest Income. Non-interest income for the third quarter of 2019 was $5.8 million, an increase of $810,000 compared to the third quarter of 2018.

	Three Months Ended
	September 30,		Amount	Percent
	2019	2018	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$2,081	$2,024	$57	2.82%
Net realized gain (loss) on sale of securities	109	406	(297)	(73.15)
Commissions	1,147	1,121	26	2.32
Net gains on sales of loans	1,778	853	925	108.44
Net servicing fees	158	129	29	22.48
Increase in cash surrender value of life insurance	312	313	(1)	(0.32)
Loss on sale of other real estate and repossessed assets	28	23	5	21.74
Other income	236	170	66	38.82
Total	$5,849	$5,039	$810	16.07%

Increases in non-interest income included an increase of $925,000 in net gain on sales of loans due to a 75.8% increase in the dollar amount of mortgages sold excluding the $26.6 million bulk loan sale compared to the same period in 2018. This increase was partially offset by a decrease on net gain on sale of investments of $297,000.

Non-Interest Expense. Non-interest expenses decreased $91,000, to $14.5 million, for the third quarter of 2019.

	Three Months Ended
	September 30,		Amount	Percent
	2019	2018	Change	Change
	(Dollars in thousands)
Non-Interest Expenses:
Salaries and employee benefits	$8,826	$8,152	$674	8.27%
Net occupancy expenses	1,005	1,087	(82)	(7.54)
Equipment expenses	574	635	(61)	(9.61)
Data processing fees	680	669	11	1.64
ATM and debit card expenses	590	664	(74)	(11.14)
Deposit insurance	(3)	209	(212)	(101.44)
Professional fees	484	460	24	5.22
Advertising and promotion	296	416	(120)	(28.85)
Software subscriptions and maintenance	723	702	21	2.99
Intangible amortization	187	316	(129)	(40.82)
Other real estate and repossessed assets	47	51	(4)	(7.84)
Other expenses	1,074	1,213	(139)	(11.46)
Total	$14,483	$14,574	$(91)	(0.62)%

Decreases in non-interest expense during the current quarter were primarily due to the higher level of expenses resulting from the acquisition and integration of Universal in 2018, which included severance, integration and termination expenses in 2018. One-time pre-tax merger-related expenses primarily included in other expenses were $238,000 in the third quarter of 2018 with no similar activity in the same period of 2019. The Bank's deposit insurance premium decreased $212,000 due to Small Bank Assessment Credits received as a result of the Deposit Insurance Fund reserve ratio exceeding 1.38% as of June 30, 2019. Core deposit intangible amortization decreased $129,000 in the third quarter of 2019 compared to the same period in 2018. Advertising and promotion expense decreased due to campaign focus and timing in 2019 compared to the same period in 2018. These decreases were partially offset by a $674,000 increase in salaries and employee benefits in the third quarter of 2019 due to increases in health insurance claim activity and an increase in commission compensation primarily due to increased mortgage loan production.

Income Tax Expense. The effective tax rate for the third quarter of 2019 was 14.6% compared to 14.4% in the same quarter of 2018. The increase was due to an increase in pre-tax net income while investments in non-taxable earning assets remained consistent.

Comparison of Results of Operations for the Nine months ended September 30, 2019 and 2018.

General. Net income for the nine months ended September 30, 2019 was $17.1 million, or $1.97 diluted earnings per common share compared to net income of $13.6 million, or $1.60 diluted earnings per common share for the nine months ended September 30, 2018. Annualized return on average assets was 1.10% and annualized return on average tangible common equity was 12.22% for the first nine months of 2019 compared to 0.95% and 11.34% respectively, for the same period of 2018.

Net Interest Margin and Average Balance Sheet. The following table presents the Company’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets for the periods indicated. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Average			Average
	Outstanding	Interest	Average	Outstanding	Interest	Average
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Interest-bearing deposits	$24,072	$235	1.30%	$22,991	$188	1.09%
Mortgage-backed securities available for sale (1)	218,065	4,370	2.67	199,540	4,002	2.67
Investment securities available for sale (1)	152,715	3,730	3.26	147,801	3,589	3.24
Loans (2)	1,513,717	55,566	4.89	1,406,011	49,965	4.74
Stock in FHLB of Indianapolis	13,106	536	5.45	12,468	460	4.92
Total interest-earning assets	1,921,675	64,437	4.47	1,788,811	58,204	4.34
Non-Interest Earning Assets (net of allowance for loan losses and unrealized gain (loss))	147,403			126,199
Total Assets	$2,069,078			$1,915,010

Interest-Bearing Liabilities:
Demand and NOW accounts	$403,891	$2,451	0.81	$383,120	$1,683	0.59
Savings deposits	184,223	14	0.01	178,605	15	0.01
Money market accounts	192,169	1,267	0.88	193,928	724	0.50
Certificate accounts	510,169	7,702	2.01	444,413	5,116	1.53
Total deposits	1,290,452	11,434	1.18	1,200,066	7,538	0.84
Borrowings	267,971	4,672	2.32	254,317	4,057	2.13
Total interest-bearing liabilities	1,558,423	16,106	1.38	1,454,383	11,595	1.06
Non-Interest Bearing Accounts	277,773			262,137
Other Liabilities	20,484			17,021
Total Liabilities	1,856,680			1,733,541
Stockholders’ Equity	212,398			181,469
Total liabilities and stockholders’ equity	$2,069,078			$1,915,010
Net Earning Assets	$363,252			$334,428
Net Interest Income		$48,331			$46,609
Net Interest Rate Spread (3)			3.09%			3.28%
Net interest margin (4)			3.35%			3.47%
Net interest margin, tax equivalent (5)			3.43%			3.55%
Average Interest-Earning Assets to Average Interest- Bearing Liabilities	123.31%			122.99%

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

Interest Income. Total interest income increased $6.2 million, or 10.7%, to $64.4 million during the nine months ended September 30, 2019 from $58.2 million during the same period in 2018. The increase was a result of an increase of $132.9 million in average interest-earning assets due to an increase in the average loan portfolio of $107.7 million, due to organic loan growth and increases in average interest-earning assets as a result of the Universal acquisition occurring at the end of the first quarter of 2018. An increase of thirteen basis points in the average interest rate earned on average interest-earning assets for the nine months ended September 30, 2019 compared to the same period in 2018 also contributed to the increase in interest income.

Interest Expense. Interest expense increased $4.5 million, or 38.9%, to $16.1 million during the nine months ended September 30, 2019 compared to the same period in 2018. The primary reason for this increase was the average rate paid on interest-bearing liabilities increased by thirty-two basis points for the nine months ended September 30, 2019 compared to the same period in 2018 due to an increase in market rates of interest and a change in deposit mix. In addition, average interest-bearing liabilities increased $104.0 million as a result of the Universal acquisition occurring at the end of the first quarter of 2018. This increase was due to a $90.4 million increase in average interest-bearing deposits,  primarily certificates of deposit, and a $13.7 million increase in average borrowings, primarily FHLB advances.

Net Interest Income and Net Interest Margin. Net interest income before the provision for loan losses increased $1.7 million for the nine months ended September 30, 2019 compared to the same period in 2018. The increase in net interest income was primarily a result of an increase of $132.9 million in average interest-earning assets, due to an increase of $107.7 million in average loans due primarily to the acquisition of Universal Bancorp in the first quarter of 2018 and organic loan growth.  This increase was partially offset by an increase in interest-bearing liabilities of $104.0 million due to a $90.4 increase of average deposits due primarily to the acquisition of Universal Bancorp in the first quarter of 2018. The net interest margin and tax equivalent margin both decreased twelve basis points in the first nine months of 2019 to 3.35% and 3.43%, respectively.  The decrease in net interest margin is a result of an increase in the cost of interest-bearing liabilities of thirty-two basis points being partially offset by the yield on interest-earning assets increasing thirteen basis points. For more information on our asset/liability management, especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in the Form 10‑K for the year ended December 31, 2018.

Provision for Loan Losses. Provision for loan losses in the first nine months of 2019 and 2018 were  $1.4 million. Net charge offs in the first nine months of 2019 were $1.2 million, or 0.11% of total average loans on an annualized basis, compared to net charge offs of $898,000, or 0.09% of total average loans on an annualized basis, in the same period of 2018.

Non-Interest Income. Non-interest income for the first nine months of 2019 was $16.6 million, an increase of $2.4 million compared to the same period of 2018.

	Nine Months Ended
	September 30,		Amount	Percent
	2019	2018	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$5,930	$5,547	$383	6.90%
Net realized gain (loss) on sale of securities	975	666	309	46.40
Commissions	3,625	3,751	(126)	(3.36)
Net gains on sales of loans	4,149	2,224	1,925	86.56
Net servicing fees	446	433	13	3.00
Increase in cash surrender value of life insurance	939	924	15	1.62
Loss on sale of other real estate and repossessed assets	(30)	(34)	4	(11.76)
Other income	604	766	(162)	(21.15)
Total	$16,638	$14,277	$2,361	16.54%

The increase in non-interest income for the first nine months of 2019 was primarily as a result of $1.9 million in gains on sale of mortgage loans due to a 57.8% increase in the dollar amount of mortgages sold, excluding the $26.6 million bulk loan sale completed in the third quarter of 2019, compared to the same period in 2018.

An increase of $309,000 in gain on sale of securities was primarily due to an opportunistic restructure of a portion of the investment portfolio and an increase of $383,000 in service fee income due to increases in interchange fee income as a result of increased transaction volume. These increases were partially offset by decreases of other income of $162,000 primarily due to a death benefit received in the first nine months of 2018 which was not repeated in 2019 and a decrease of commission income of $126,000.

Non-Interest Expense.  Non-interest expenses decreased $28,000, to $43.7 million, for the first nine months of 2019.

	Nine Months Ended
	September 30,		Amount	Percent
	2019	2018	Change	Change
	(Dollars in thousands)
Non-Interest Expenses:
Salaries and employee benefits	$25,927	$24,069	$1,858	7.72%
Net occupancy expenses	3,045	2,979	66	2.22
Equipment expenses	1,805	1,889	(84)	(4.45)
Data processing fees	1,970	1,938	32	1.65
ATM and debit card expenses	1,750	1,708	42	2.46
Deposit insurance	413	691	(278)	(40.23)
Professional fees	1,364	1,714	(350)	(20.42)
Advertising and promotion	970	1,275	(305)	(23.92)
Software subscriptions and maintenance	2,308	1,987	321	16.16
Intangible amortization	601	854	(253)	(29.63)
Other real estate and repossessed assets	170	140	30	21.43
Other expenses	3,363	4,470	(1,107)	(24.77)
Total	$43,686	$43,714	$(28)	(0.06)%

Non-interest expenses decreased as a result the Bank's deposit insurance premium decrease. Increases in general non-interest expenses including salaries and employee benefits have been primarily due to the timing of the acquisition of Universal Bancorp occurring at the end of the first quarter of 2018, whereas these general expenses have been incurred during the entire first nine months of 2019. The increase in expenses were offset by one-time pre-tax merger expenses included in professional fees, advertising and promotion, and other expenses of $2.2 million in the first nine months of 2018 with no similar activity incurred in the same period of 2019.

Income Tax Expense.  The effective tax rate for the first nine months of 2019 was 14.0% compared to 13.3% for the same period in 2018. The increase was due to an increase in pre-tax net income while investments in non-taxable earning assets remained consistent.

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

	At and for the Three Months Ended			At and for the Nine Months Ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2019	2018	2018	2019	2018
Total Stockholders' Equity (GAAP)	$221,978	$202,363	$193,710	$221,978	$193,710
Less: Intangible Assets	25,279	25,879	26,297	25,279	26,297
Tangible common equity (non-GAAP)	$196,699	$176,484	$167,413	$196,699	$167,413

Total assets (GAAP)	$2,073,550	$2,049,313	$2,021,171	$2,073,550	$2,021,171
Less: Intangible Assets	25,279	25,879	26,297	25,279	26,297
Tangible assets (non-GAAP)	$2,048,271	$2,023,434	$1,994,874	$2,048,271	$1,994,874

Tangible common equity to tangible assets (non-GAAP)	9.60%	8.72%	8.39%	9.60%	8.39%

Book value per common share (GAAP)	$26.12	$23.52	$22.56	$26.12	$22.56
Less: Effect of Intangible Assets	2.97	3.01	3.06	2.97	3.06
Tangible book value per common share (non-GAAP)	$23.15	$20.51	$19.50	$23.15	$19.50

Return on average stockholders' equity (GAAP)	11.19%	10.87%	11.16%	10.75%	9.97%
Add: Effect of Intangible Assets	1.46	1.69	1.76	1.47	1.37
Return on average tangible common equity (non-GAAP)	12.65%	12.56%	12.92%	12.22%	11.34%

Total tax free interest income (GAAP)
Loans receivable	$98	$106	$106	$302	$314
Investment securities	1,236	1,226	1,185	3,628	3,268
Total tax free interest income	$1,334	$1,332	$1,291	$3,930	$3,582
Total tax free interest income, gross (at 21%)	$1,689	$1,686	$1,634	$4,975	$4,534

Net interest margin (GAAP)
Net interest income (GAAP)	$16,245	$16,494	$16,417	$48,331	$46,609
Add: Tax effect tax free interest income at 21%	355	354	343	1,045	952
Net interest income (non-GAAP)	16,600	16,848	16,760	49,376	47,561
Divided by: Average interest-earning assets	1,923,938	1,898,949	1,878,841	1,921,675	1,788,811
Net interest margin, tax equivalent	3.45%	3.55%	3.57%	3.43%	3.55%

Ratio Summary:
Return on average equity (ROE)	11.19%	10.87%	11.16%	10.75%	9.97%
Return on average tangible common equity	12.65%	12.56%	12.92%	12.22%	11.34%
Return on average assets (ROA)	1.18%	1.04%	1.07%	1.10%	0.95%
Tangible common equity to tangible assets	9.60%	8.72%	8.39%	9.60%	8.39%
Net interest margin, tax equivalent	3.45%	3.55%	3.57%	3.43%	3.55%

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

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. It is overseen by the Asset and Liability Management Committee. The Board of Directors requires the Bank to maintain a minimum liquidity ratio of 10% of deposits. At September 30, 2019, our ratio was 23.0%. The Company is currently in excess of the minimum liquidity ratio set by the Board due to the size of the investment portfolio. Management continues to seek to utilize liquidity off of the investment portfolio to fund loan growth over the next few years as demand for loans increases. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We hold cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). At September 30, 2019, on a consolidated basis, the Company had $414.3 million in cash and investment securities available for sale and $19.6 million in loans held for sale generally available for its cash needs. We can also generate funds from borrowings, primarily FHLB advances, portfolio loans, and, to a lesser degree, third party loans. At September 30, 2019, the Bank had the ability to borrow an additional $86.4 million in FHLB advances based on current pledged collateral. In addition, we have historically sold 15‑ and 30‑year, fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity. The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses, the Company is responsible for paying amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt. The Company’s primary source of funds is Bank dividends, the payment of which is subject to regulatory limits. At September 30, 2019, the Company, on an unconsolidated basis, had $2.8 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At September 30, 2019, the approved outstanding loan commitments, including unused lines of credit, amounted to $293.3 million. Certificates of deposit scheduled to mature in one year or less as of September 30, 2019, totaled $259.8 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We also have off-balance sheet obligations to repay borrowings and deposits. For the quarter ended September 30, 2019, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows. At September 30, 2019, the Bank had $170.2 million in commitments to make loans, $7.0 million in undisbursed portions of closed loans, $111.5 million in unused lines of credit and $3.3 million in standby letters of credit. In addition, on a consolidated basis, at September 30, 2019, the Company had $257.3 million in outstanding non-deposit borrowings, primarily FHLB advances, of which $98.1 million is due in the next twelve months.

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and phased in over a four-year period. Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and continued to phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reached 2.5%). As of January 1, 2019 the capital conservation buffer was fully phased in. As of September 30, 2019, the Bank exceeded the minimum buffer requirement.

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

The Bank’s  capital ratios as of September 30, 2019, are presented in the table below.

					Minimum Required To
			Minimum Regulatory		Be Considered Well-
	Actual Capital Levels		Capital Levels		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level (1) :
MutualBank	$195,495	9.6%	$81,561	4.0%	$101,951	5.0%
Common Equity Tier 1 Capital Level (2) :
MutualBank	$195,495	12.5%	$70,189	4.5%	$101,384	6.5%
Tier 1 Risk-Based Capital Level (3) :
MutualBank	$195,495	12.5%	$93,585	6.0%	$124,781	8.0%
Total Risk-Based Capital Level (4) :
MutualBank	$208,906	13.4%	$124,781	8.0%	$155,976	10.0%

(1)	Tier 1 Capital to Total Average Assets of $2.0 billion for Leverage Ratio for the Bank at September 30, 2019.
(2)	Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.6 billion for the Bank at September 30, 2019.
(3)	Tier 1 Capital to Risk-Weighted Assets.
(4)	Total Capital to Risk-Weighted Assets.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin and improve earnings. We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans. In addition, in an effort to avoid an increase in the percentage of long-term, fixed-rate loans in our portfolio, during the first nine months of 2019 we sold in the secondary market $157.9 million of primarily fixed rate, one- to four-family mortgage loans with a term to maturity of 15 years or greater.

If past rate movements are an indication of future changes, they usually are neither instantaneous nor do a majority of core deposits reprice at the same level as rates change. The following chart reflects the Bank’s percentage change in net interest income, over a one year time period, and net portfolio value (NPV) assuming an instantaneous parallel rate shock in a range from down 100 basis points to up 400 basis points as of September 30, 2019.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(8.4)%	(11.6)%
Up 300 basis points	(6.0)%	(6.9)%
Up 200 basis points	(3.7)%	(2.9)%
Up 100 basis points	(1.7)%	(0.3)%
Down 100 basis points	(0.9)%	(11.6)%

The following chart indicates the Company’s percentage change in net interest income and NPV assuming rate movements that are not instantaneous, but change gradually over one year.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(1.4)%	(9.9)%
Up 300 basis points	(1.0)%	(5.8)%
Up 200 basis points	(0.6)%	(2.1)%
Up 100 basis points	(0.3)%	0.0%
Down 100 basis points	(0.5)%	(11.2)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls (as defined in SEC Rule 13a‑15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s  rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures  as of September 30, 2019, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer

concluded that,  as of September 30, 2019, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s  rules and forms.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in SEC Rule 13a‑15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1.Legal Proceedings

There are no pending legal proceedings, other than litigation incidental to the ordinary course of business of the Company or its subsidiaries, of a material nature to which the Company or its subsidiaries is a party or of which any of their properties are subject. We are not party to any pending legal proceedings that we believe would have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Item 1A.Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10‑K  for the year ended December 31, 2018.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On January 18, 2019, the Company announced that its Board of Directors had authorized the repurchase of up to approximately 430,000 shares of common stock, or 5% of its then-outstanding shares over a one-year period. These stock repurchases may be made from time-to-time in open market or negotiated transactions as deemed appropriate by the Company and will depend on market conditions. As of September 30, 2019, the Company had repurchased 136,471 shares under this plan at a weighted average price per share of $31.23 for a total of $4.3 million. There were 293,529 remaining shares that may be repurchased under the current authorization. The following table provides detail on the stock repurchases during the three months ended September 30, 2019.

	Total Number of	Average	Number of Shares Purchased as	Maximum Number of Shares that May Yet
	Shares	Price Paid	Part of Publicly Announced Plan or	Be Purchased Under the Publicly
	Purchased	Per Share	Programs	Announced Plans or Programs
July	21,909	$31.97	21,909	331,362
August	37,833	30.56	37,833	293,529
September	-	-	-	293,529
	59,742	$31.23	59,742

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

101

Financial statements from Quarterly Report on Form 10‑Q of the Registrant for the quarter ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statement of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements.

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

101

Financial statements from Quarterly Report on Form 10‑Q of the Registrant for the quarter ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements.

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

Date: November 6, 2019	By:	/s/ David W. Heeter
David W. Heeter
President and Chief Executive Officer

Date: November 6, 2019	By:	/s/ Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer