Form 10-K
period 2019-12-31
MUTUALFIRST FINANCIAL INC
filed 2020-03-12
CIK 1094810

r

12UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000‑27905

MutualFirst Financial, Inc.
(Exact name of registrant as specified in its charter)

Maryland	35‑2085640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 E. Charles Street, Muncie, Indiana	47305‑2400
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (765) 747‑2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.01 per share	MFSF	The Nasdaq Stock Market, LLC, LLC (Global Select Market)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock on the Nasdaq Global Market as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $195.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of March 12, 2020, there were 8,607,953 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MutualFirst Financial, Inc.

Form 10‑K Annual Report for the Year Ended December 31, 2019

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

At December 31, 2019, we had total assets of $2.1 billion, loans of $1.5 billion, deposits of $1.6 billion and stockholders’ equity of $226.8 million.  Our executive offices are located at 110 E. Charles Street, Muncie, Indiana 47305‑2400.  Our common stock is traded on the Nasdaq Global Market under the symbol “MFSF.”  For more general information about our business, and other 2019 material transactions and results, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Overview and Significant Events in 2019.”

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

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, including conditions relating to the Company and Northwest Bancshares, or other effects of the proposed merger of the Company and Northwest Bancshares, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

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

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this Form 10‑K;
•	the diversion of management's attention from ongoing business operations and opportunities as a result of the proposed merger with Northwest Bancshares or otherwise;
•	the ability to obtain regulatory approvals and satisfy other closing conditions to the merger, including approval by shareholders of the Company; and
•	any delay in closing the merger.

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

Market Area

We are a community-oriented bank offering a variety of financial services to meet the needs of the communities we serve.  We are headquartered in Muncie, Indiana and offer our financial services through 39 full service retail financial center offices in Allen, Delaware, Elkhart, Grant, Greene, Hamilton, Jackson, Johnson, Knox, Kosciusko, Lawrence, Monroe, Randolph, St. Joseph and Wabash counties in Indiana. MutualBank also has wealth management offices in Fishers and Crawfordsville, Indiana and a loan origination office in New Buffalo, Michigan.  The Bank has a subsidiary, Summit Mortgage, Inc., that operates a mortgage banking operation in Fort Wayne, Indiana.   In addition, we originate residential mortgage and commercial loans in the counties contiguous to the counties in which we have offices.  We also originate indirect consumer loans throughout Indiana and contiguous states as described in “Lending Activities - Other Consumer Lending.”

The market areas where MutualBank operates in Indiana have historically experienced an unemployment rate that exceeded the federal and state unemployment rates. In the last three years, however, the rate in our market areas was reduced to below the state and federal rates.  At the end of 2019, the unemployment rate (not seasonally adjusted) was 3.4% at the federal level and 3.0% at the state level, compared to 3.7% and 3.4% at the end of 2018 at the federal and state level, respectively.  Our footprint had an unemployment rate of 2.9% and 3.1% at year-end 2019 and 2018, respectively.

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

Lending Activities

General.  Our loans carry either a fixed- or an adjustable-rate of interest.  At December 31, 2019, our net loan portfolio totaled $1.5 billion, which constituted 71.6% of our total assets.  Our net loan portfolio, excluding loans held for sale, decreased by 0.39% in 2019, primarily due to indirect consumer loan and commercial loan growth offset by the sale of consumer residential mortgage loans during 2019.

Aggregate credit exposures to borrowers of up to $1.0 million may be approved by certain individual commercial loan officers.  Aggregate exposures in excess of $1.0 million, but not in excess of $3.0 million, may be approved by the combined authority of more than one officer that have loan authority up to $1.0 million individually.  Aggregate exposures between $2.0 million and  $8.0 million, may be approved by a majority vote of the Loan Committee.  All aggregate exposures in excess of $8.0 million must be approved by the Board of Directors.   Commercial Banking Officers may advance additional credit exposure for a commercial loan relationship requiring Board approval up to the lesser of: 10% of the existing previously approved credit exposure to the client, or $100,000. Any additional exposure approved under the 10% Rule must be approved by the Senior Vice President of Commercial Banking, or his designee, and reported to the appropriate Loan Committee during the next meeting.

Major Loan Customers.  At December 31, 2019, the maximum amount that we could lend to any one borrower and the borrower’s related entities was approximately $32.2 million.  At December 31, 2019, our five largest lending relationships were with commercial borrowers and constituted an aggregate of $79.8 million in loans and commitments issued, or 5.4% of our $1.5 billion gross loan portfolio, with $69.4 million in loans outstanding.  As of December 31, 2019, our largest lending relationship to a single borrower or group of related borrowers consisted of eight loans with a total commitment of $19.4 million, with an $18.4 million outstanding balance at year-end.  These loans are secured primarily by commercial real estate and were in compliance with loan terms as of December 31, 2019.

Our next four largest relationships consist of $17.6 million in loans and commitments and outstanding secured by commercial real estate; $15.9 million in loans and commitments issued secured primarily by commercial business collateral with an $11.4 million outstanding balance; $13.8 million in loans and commitments issued secured by commercial construction and development real estate with $10.0 million outstanding; and $13.2 million in loans and commitments issued which is secured primarily by commercial business collateral with a $12.0 million outstanding balance. As of December 31, 2019, all loans within these relationships were performing as agreed.

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate
Commercial	$504,241	33.86%	$485,808	32.45%	$318,684	26.85%	$302,577	25.80%	$236,895	21.87%
Commercial construction and development	49,496	3.32	53,310	3.57	28,164	2.37	22,453	1.91	15,744	1.45
Consumer closed end first mortgage	415,865	27.93	464,539	31.02	444,243	37.44	478,848	40.84	491,451	45.36
Consumer open end and junior liens	75,596	5.08	77,072	5.15	69,477	5.85	71,222	6.07	70,990	6.55
Total real estate loans	1,045,198	70.19	1,080,729	72.19	860,568	72.51	875,100	74.62	815,080	75.23

Other loans
Consumer loans
Auto	57,107	3.84	43,667	2.91	19,640	1.66	18,939	1.62	15,480	1.43
Boat/RV	213,305	14.33	216,608	14.47	169,238	14.26	141,602	12.08	123,621	11.41
Other consumer loans	7,319	0.49	6,893	0.46	6,188	0.52	5,892	0.50	6,171	0.57
Total consumer other	277,731	18.66	267,168	17.84	195,066	16.44	166,433	14.20	145,272	13.41
Commercial and industrial	166,019	11.15	149,359	9.97	131,079	11.05	131,103	11.18	123,043	11.36
Total other loans	443,750	29.81	416,527	27.81	326,145	27.49	297,536	25.38	268,315	24.77

Total loans receivable, gross	$1,488,948	100.00%	1,497,256	100.00%	1,186,713	100.00%	1,172,636	100.00%	1,083,395	100.00%

Undisbursed loans in process	(7,516)		(10,096)		(13,071)		(8,691)		(7,432)
Unamortized deferred loan costs, net	8,800		8,783		6,503		5,557		4,882
Allowance for loan losses	(13,307)		(13,281)		(12,387)		(12,382)		(12,641)
Total loans receivable, net	$1,476,925		$1,482,662		$1,167,758		$1,157,120		$1,068,204

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-Rate Loans
Real estate
Commercial	$47,524	3.19%	$53,055	3.54%	$44,896	3.78%	$66,898	5.70%	$72,263	6.67%
Commercial construction and development	3,752	0.25	8,759	0.59	1,709	0.14	1,962	0.17	4,732	0.43
Consumer closed end first mortgage	334,718	22.48	364,807	24.37	342,937	28.90	367,048	31.30	375,381	34.65
Consumer open end and junior liens	20,636	1.39	20,090	1.34	19,939	1.68	22,116	1.89	17,106	1.58
Total real estate loans	406,630	27.31	446,711	29.84	409,481	34.50	458,024	39.06	469,482	43.33

Consumer	276,142	18.55	265,482	17.73	193,281	16.29	164,483	14.03	143,171	13.22
Commercial and industrial	53,186	3.57	41,172	2.75	48,253	4.07	52,932	4.51	61,702	5.70
Total fixed-rate loans	735,958	49.43	753,365	50.32	651,015	54.86	675,439	57.60	674,355	62.25

Adjustable-Rate Loans
Real estate
Commercial	456,717	30.67	432,753	28.90	273,788	23.07	235,679	20.10	164,632	15.20
Commercial construction and development	45,744	3.07	44,551	2.98	26,455	2.23	20,491	1.74	11,012	1.02
Consumer closed end first mortgage	81,147	5.45	99,732	6.66	101,306	8.54	111,800	9.53	116,070	10.71
Consumer open end and junior liens	54,960	3.69	56,982	3.81	49,538	4.17	49,106	4.19	53,884	4.97
Total real estate loans	638,568	42.88	634,018	42.35	451,087	38.01	417,076	35.56	345,598	31.90

Consumer	1,589	0.11	1,686	0.11	1,785	0.15	1,950	0.17	2,101	0.19
Commercial and industrial	112,833	7.58	108,187	7.22	82,826	6.98	78,171	6.67	61,341	5.66
Total adjustable-rate loans	752,990	50.57	743,891	49.68	535,698	45.14	497,197	42.40	409,040	37.75

Total loans receivable, gross	1,488,948	100.00%	1,497,256	100.00%	1,186,713	100.00%	1,172,636	100.00%	1,083,395	100.00%

Undisbursed loans in process	(7,516)		(10,096)		(13,071)		(8,691)		(7,432)
Unamortized deferred loan costs, net	8,800		8,783		6,503		5,557		4,882
Allowance for loan losses	(13,307)		(13,281)		(12,387)		(12,382)		(12,641)
Total loans receivable, net	$1,476,925		$1,482,662		$1,167,758		$1,157,120		$1,068,204

The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2019.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The total amount of loans due after December 31, 2020 that have predetermined interest rates is $711.0 million, and the total amount of loans due after such date which have floating or adjustable interest rates is $636.0 million.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Consumer Closed		Consumer Open				Construction
	End First		End				and				Commercial
	Mortgage		and Junior Liens		Commercial		Development		Consumer		Business		Total
	Amount	WAR(2)	Amount	WAR(2)	Amount	WAR(2)	Amount	WAR(2)	Amount	WAR(2)	Amount	WAR(2)	Amount	WAR(2)
	(Dollars in thousands)
Due During Years Ending December 31,
2020 (1)	$2,402	5.76%	$79	7.01%	$44,220	5.05%	$19,021	5.44%	$2,754	7.21%	$73,454	5.00%	$141,930	5.13%
2021	1,060	4.56	776	6.02	6,711	5.20	10,843	5.03	3,595	6.24	9,553	4.40	32,538	5.02
2022	2,175	3.78	1,161	5.64	17,670	4.71	9,177	5.23	7,406	5.59	8,402	4.74	45,991	4.94
2023 & 2024	7,160	4.12	4,600	6.08	12,722	5.16	1,916	5.47	49,423	4.90	19,998	5.18	95,819	5.00
2025 & 2026	9,534	3.90	2,448	5.73	35,164	4.49	38	4.96	19,449	5.12	21,834	4.97	88,467	4.72
2027 & 2041	208,520	4.08	66,532	5.12	346,376	4.88	8,501	4.79	195,104	6.00	32,778	5.15	857,811	4.97
2042 & after	185,014	4.09	-	-	41,378	4.52	-	-	-	-	-	-	226,392	4.17
Total	$415,865	4.09%	$75,596	5.22%	$504,241	4.84%	$49,496	5.20%	$277,731	5.75%	$166,019	5.00%	$1,488,948	4.85%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.
(2)	Weighted Average Rate

Consumer Closed End First Mortgages.  We originate loans secured by first mortgages on owner-occupied, one-to-four family residences in our market areas for purchase, refinance, home equity and construction purposes.  At December 31, 2019, these loans totaled $415.9 million, or 27.9% of our gross loan portfolio.

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

We originate consumer first mortgage one-to-four family loans on either a fixed- or adjustable-rate basis, and generally maintain a tax or insurance escrow account for these loans.  Our pricing strategy for mortgage loans includes setting interest rates that are competitive with the secondary market and other local financial institutions and are consistent with our internal needs.  Adjustable-rate mortgage or ARM loans are offered with initial fixed rate terms between one and 10 years. After the initial period, the interest rate for each ARM loan adjusts annually for the remainder of the term of the loan using a margin over the standard one-year treasury index.  During fiscal year 2019, we originated $6.6 million of one-to-four family ARM loans and $294.7 million of one-to-four family fixed-rate mortgage loans.  By way of comparison, during fiscal year 2018, we originated $10.8 million of one-to-four family ARM loans and $176.2 million of one-to-four family fixed-rate mortgage loans.

Fixed-rate loans secured by one-to-four family residences have contractual maturities of up to 30 years and are generally fully amortizing, with payments due monthly.  A majority of loans with fixed-rate maturities in excess of 15 years are sold on the secondary market.  Some loans are retained if their terms meet current portfolio needs consistent with balance sheet objectives.  These retained loans normally remain outstanding, however, for a substantially shorter period of time because of home sales, refinancing and other prepayments.  A significant change in interest rates could alter considerably the average life of a residential loan in our portfolio.  Our one-to-four family loans are generally not assumable, do not contain prepayment penalties and do not permit negative amortization of principal.  Most are written using underwriting guidelines that make them readily saleable in the secondary market.  At December 31, 2019, our fixed-rate one-to-four family mortgage loan portfolio totaled $334.7 million, or 22.5% of our gross loan portfolio.

Our one-to-four family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years, with payments due monthly.  Our ARM loans generally provide for specific minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment on the interest rate over the rate in effect on the date of origination.  As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds.  In order to remain competitive in our market areas, we sometimes originate ARM loans at initial rates below the fully indexed rate.  ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s required payments increase, which may increase the potential for default.  Our payment history for ARM loans has not been substantially different from fixed rate loans.  See “Asset Quality - Non-performing Assets” and “Classified Assets.”  At December 31, 2019, our one-to-four family ARM loan portfolio totaled $81.1 million, or 5.5% of our gross loan portfolio.

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

Consumer Open End and Junior Liens.  At December 31, 2019, our consumer loans on residential properties, including home equity lines of credit and subordinate home improvement loans, totaled $75.6 million, or 5.1% of our gross loan portfolio.  Unused home equity lines of credit totaled $99.8 million at December 31, 2019. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan.  The term to maturity on our home equity and home improvement loans may be up to 15 years. Most home equity lines of credit have a maximum term to maturity of 20 years and require a minimum monthly payment based on the outstanding loan balance per month, which amount may be re-borrowed at any time during the first ten years.  A limited number of home equity lines of credit are approved with monthly payments of accrued interest only.  Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

Commercial Real Estate Lending.  We offer a variety of commercial real estate (“CRE”) loans for acquisition and renovation.  These loans are secured by the real estate and improvements financed, and the collateral ranges from industrial and commercial buildings to churches, office buildings and multi-family housing complexes.  We also have a limited amount of farm loans.  At December 31, 2019, commercial real estate loans, including multi-family residential loans, totaled $504.2 million, or 33.9% of our gross loan portfolio. During fiscal year 2019, we increased commercial real estate loan originations 19.8% to $90.3 million from $75.3 million in 2018.

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

Existing residential development loans are typically provided on property located within our market areas and are granted to developers and builders with previous borrowing experience with MutualBank.  Financing of a development may include funding of land acquisition and development costs for lots as well as individual construction loans for speculative or pre-sold homes.  New activity in residential development and construction lending has been limited by economic conditions for the past several years. We also provide construction-permanent financing for owner-occupied commercial properties for business customers in our market areas as well as some income-producing property to established borrowers.  We have a limited number of commercial real estate development loans.  At December 31, 2019, we had $49.5 million in construction and development loans outstanding, representing 3.3% of our gross loan portfolio.

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

Other Consumer Lending.  Consumer loans, other than those secured by real estate, generally have shorter terms to maturity and carry higher rates of interest than 1-4 family residential mortgage loans.  This reduces our exposure to interest rate risk on these loans. In addition, consumer loan products help to expand and create stronger ties to our customer base by increasing the number of customer relationships and providing cross-marketing opportunities.  We offer a variety of secured consumer loans, including auto, boat and recreational vehicle loans, and loans secured by savings deposits.  We also offer credit cards and unsecured consumer loans.  We originate consumer loans both in our market area through our financial centers and throughout Indiana as well as making consumer loans to customers residing in contiguous states through our indirect lending program.  We employ credit scoring models for these types of consumer loan applications.  These models evaluate credit and application attributes, with a review of the borrower’s employment and credit history and an assessment of the borrower’s ability to repay the loan.  Consumer loans may entail greater risk than one-to-four family residential mortgage loans, especially consumer loans secured by rapidly depreciable assets, such as automobiles, boats and recreational vehicles.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by economic downturn, job loss, divorce, illness or personal bankruptcy.  At December 31, 2019, our consumer loan portfolio, excluding real estate secured loans, totaled $277.7 million, or 18.7% of our gross loan portfolio.

At December 31, 2019, auto loans totaled $57.1 million, or 3.8% of our gross loan portfolio.  Auto loans may be written for up to six years and usually have a fixed rate of interest.  Loan-to-value ratios are up to 100% of the MSRP or 120% of invoice for new autos and 110% of value on used cars, based on valuation from official used car guides.  Loans for boats and recreational vehicles totaled $213.3 million at December 31, 2019, or 14.3% of our gross loan portfolio.  Approximately $67.7 million of auto, boat and recreational vehicle loans originated during 2019 were originated indirectly through dealers and retailers.  At December 31, 2019, auto, boat and recreational vehicle loans originated indirectly through dealers and retailers were $233.3 million compared to $224.9 at December 31, 2018, an increase of 3.7%. We generally buy indirect auto, boat and recreational vehicle loans on a rate basis, paying the dealer a cash payment for loans with an interest rate in excess of the rate we require.  This premium is amortized over the remaining life of the loan.  As specified in written agreements with these dealers, if a loan prepays or is charged-off within the first six months, the remaining premium is charged to future amounts owed to that dealer. If the dealer stops doing business with us, there is no longer a dealer reserve or other guarantee of payment required.

Commercial Business Lending.  At December 31, 2019, commercial business loans totaled $166.0 million, or 11.2% of our gross loan portfolio.  Most of our commercial business loans have been extended to finance businesses in our market area.  Credit accommodations extended include lines of credit for working capital needs, term loans to purchase capital goods and real estate, development lending to foster residential, business and community growth and agricultural lending for inventory and equipment financing.

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

During the year  ended December 31, 2019, we sold $232.8 million of one-to-four family mortgage loans on the secondary market to Freddie Mac (“FHLMC”), Federal Home Loan Bank of Indianapolis (“FHLBI”) and other investors.  As part of our interest rate risk management, the Company chose to sell these loans and recognized a gain on sale of $5.9 million.  Servicing was retained on all loans originated through MutualBank but not through our subsidiary, Summit Mortgage.

The following table shows our loan origination, purchase, sale and repayment activities for the years indicated.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Originations by type
Adjustable rate
Real estate
Commercial	$83,832	$71,029	$43,783
Commercial construction and development	3,262	3,587	1,827
Consumer closed end first mortgage	6,617	10,763	10,833
Consumer open end and junior liens	16,084	14,413	15,002
Non-real estate
Consumer	21	233	143
Commercial and industrial	16,622	11,042	3,629
Total adjustable-rate	126,438	111,067	75,217
Fixed Rate
Real estate
Commercial	6,471	4,320	3,488
Commercial construction and development	143	277	171
Consumer closed end first mortgage	294,655	176,151	176,414
Consumer open end and junior liens	5,664	4,479	3,536
Non-real estate
Consumer	89,576	131,431	75,750
Commercial and industrial	12,915	11,686	11,413
Total fixed-rate	409,424	328,344	270,772
Total loans originated	535,862	439,411	345,989

Purchases
Real estate
Consumer closed end first mortgage	211	155	225
Total loans purchased	211	155	225

Loans acquired in Universal acquisition	-	252,431	-

Total additions	536,073	691,997	346,214

Sales and Repayments
Sales
Real estate
Consumer closed end first mortgage	232,816	122,324	134,367
Total loans sold	232,816	122,324	134,367

Principal repayments	302,668	261,672	195,457

Total reductions	535,484	383,996	329,824

Increase (decrease) in other items, net	(6,326)	6,903	(5,752)

Net increase (decrease)	$(5,737)	$314,904	$10,638

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

Delinquent Loans.  The following table sets forth, as of December 31, 2019, the amounts and categories of delinquent loans less than 90 days delinquent that were still accruing interest.

	Accruing Loans Delinquent For
	30 to 59 Days	60 to 89 Days
	(Dollars in thousands)
Real estate
Commercial	$2,218	$2,641
Commercial construction and development	114	-
Consumer closed end first mortgage	5,388	1,461
Consumer open end and junior liens	437	188
Consumer loans	2,193	676
Commercial and industrial	855	107
Total	$11,205	$5,073
Total as a percent of total loans	0.8%	0.3%

See Note 6 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10‑K for additional information about our past due loans.

Non-performing Assets.  The table below sets forth the amounts and categories of non-performing assets at the dates indicated.  Generally, loans are placed on non-accrual status when the loan becomes more than 90 days delinquent or sooner when collection of interest becomes doubtful.  At December 31, 2019, we had troubled debt restructurings totaling $1.7 million, $399,000 of which were included in non-accruing loans.  Troubled debt restructurings involve forgiving a portion of interest or principal or making other adjustments to assist a borrower who is unable to meet the original terms of the loan.  These restructurings are included in non-accruing loans until they perform according to the modified terms for six months. Then, if continued payments under the modified terms are deemed probable, and it is anticipated all principal will be recovered, they are removed from non-accrual status.  Foreclosed assets include assets acquired in settlement of loans.

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-accruing loans(1):
Real estate:
Commercial real estate	$756	$4,782	$1,107	$912	$2,356
Commercial construction and development	631	62	-	-	-
Consumer closed end first mortgage	3,682	2,777	3,409	3,626	3,592
Consumer open end and junior liens	352	273	309	335	783
Total real estate loans	5,421	7,894	4,825	4,873	6,731

Other loans:
Consumer	1,251	604	236	253	148
Commercial and industrial	368	91	159	18	25
Total other loans	1,619	695	395	271	173
Total non-accruing loans	7,040	8,589	5,220	5,144	6,904

Accruing loans delinquent 90 days or more:
Real estate:
Consumer closed end first mortgage	156	517	31	237	267

Total non-performing loans	7,196	9,106	5,251	5,381	7,171

Other real estate owned and repossessed assets:
Real estate:
Commercial real estate	408	682	-	215	62
Construction and development	-	-	-	-	974
Consumer closed end first mortgage	809	541	251	502	906
Other loans:
Consumer	778	790	331	481	513
Commercial business	-	-	151	-	-
Total	1,995	2,013	733	1,198	2,455

Total non-performing assets	$9,191	$11,119	$5,984	$6,579	$9,626
Total as a percentage of total assets	0.45%	0.54%	0.38%	0.42%	0.65%

Interest income not recognized due to non-accrual status(2)	$392,000	$422,000	$242,000	$273,000	$363,000
Interest income recognized on non-accruing loans	$277,000	$270,000	$148,000	$101,000	$183,000

(1) Includes non-performing troubled debt restructurings.
(2) Gross interest income that would have been recorded had non-accrual loans been current in accordance with original terms.

See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition at December 31, 2019 Compared to December 31, 2018 - Delinquencies and Non-performing Assets” for more information on our nonperforming assets.

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

In connection with the filing of the Bank’s periodic reports in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management’s review, at December 31, 2019, we had classified $22.9 million of the Bank’s assets as substandard or doubtful; $2.0 million in other real estate owned and repossessed assets and $20.9 million in substandard loans.  The total amount classified represented 10.1% of our stockholders’ equity and 1.1% of our assets at December 31, 2019, compared to 11.2% and 1.1%, respectively, at December 31, 2018.  See Note 6 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10‑K for additional information about our classified assets and credit risk profile of our loan portfolio.

Provision for Loan Losses.  We recorded a provision for loan losses during the year  ended December 31, 2019 of $2.0 million, compared to $2.1 million for the year ended December 31, 2018 and $1.2 million for the year ended December 31, 2017.  A $5.7 million decline in total loans has contributed to the $170,000 decrease in provision with commercial and non-real estate consumer loans making up 67.0% of the loan portfolio at the end of 2019 compared to 63.7% as of the end of 2018.  Net charge-offs equaled $1.9 million and $1.2 million for 2019 and 2018, respectively, or 0.13% of total average loans in 2019 compared to 0.09% of total average loans in 2018.  The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Allowance for Loan Losses.”

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

At December 31, 2019, our allowance for loan losses was $13.3 million, or 0.89% of the total loan portfolio, and approximately 184.9% of total non-performing loans.  Our allowance for loan losses balance increased 0.20% from December 31, 2018. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that are susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.

The following table sets forth an analysis of our allowance for loan losses.

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$13,281	$12,387	$12,382	$12,641	$13,168

Charge-offs:
Commercial	202	204	161	274	104
Mortgage	241	174	284	420	643
Consumer	1,714	1,088	967	788	640
Total charge-offs	2,157	1,466	1,412	1,482	1,387

Recoveries:
Commercial	28	12	24	85	498
Mortgage	4	18	13	25	34
Consumer	201	210	160	263	203
Total recoveries	233	240	197	373	735

Net charge-offs	1,924	1,226	1,215	1,109	652
Provisions charged to operations	1,950	2,120	1,220	850	125
Balance at end of period	$13,307	$13,281	$12,387	$12,382	$12,641

Ratio of net charge-offs during the period to average loans outstanding during the period	0.13%	0.09%	0.10%	0.10%	0.06%

Allowance as a percentage of non-performing loans	184.92%	145.85%	235.90%	230.99%	176.28%

Allowance as a percentage of total loans (end of period)	0.89%	0.89%	1.05%	1.06%	1.17%

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

Although the Bank has not had a trading portfolio in recent history, we are permitted by the Board of Directors to have a trading portfolio of up to $5.0 million and to trade up to $2.0 million in these securities at any one time.  At December 31, 2019, however, we did not have a trading portfolio.  See Note 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10‑K.

A majority of MutualBank’s investment portfolio is under the management of its wholly owned subsidiary, Mutual Federal Investment Company.  Mutual Federal Investment Company, a Nevada corporation, holds, services, manages and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to Mutual Federal Investment Company.  Mutual Federal Investment Company’s investment policy, for the most part, mirrors that of the Bank’s.  Mutual Federal Investment Company has hired a third-party investment advisor to manage its securities portfolio, subject to the oversight of its Board of Directors.  At December 31, 2019, the Company had $385.6 million in consolidated investment securities carried at fair value.  The portfolio is comprised of available for sale securities.  At that date, Mutual Federal Investment Company managed $373.5 million of the total available for sale portfolio.

The following table sets forth the composition of our investment and mortgage-related securities portfolio and our other investments at the dates indicated. As of December 31, 2019, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government, its agencies or government sponsored entities.

	December 31,
	2019		2018		2017
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Investment securities available for sale:
Mortgage-backed securities	$124,096	$125,801	$106,094	$104,343	$68,335	$67,798
Collateralized mortgage obligations	91,013	91,373	110,994	109,281	88,488	87,250
Municipal obligations	156,845	166,250	153,976	154,896	107,060	110,495
Corporate obligations	2,991	2,198	2,998	2,355	12,966	11,835
Total securities available for sale	374,945	385,622	374,062	370,875	276,849	277,378

Investment in limited partnerships	21	N/A	127	N/A	227	N/A
Federal Home Loan Bank stock	13,115	N/A	13,034	N/A	11,183	N/A
Total investments	$388,081	$385,622	$387,223	$370,875	$288,259	$277,378

The following table indicates, as of December 31, 2019, the composition and contractual maturities of our investment securities, excluding Federal Home Loan Bank (“FHLB”) stock.

	Due In
	Less Than	1 to 5	5 to 10	Over	Total
	1 year	Years	Years	10 Years	Investment Securities
	Amortized	Amortized	Amortized	Amortized	Amortized	Fair
	Cost	Cost	Cost	Cost	Cost	Value
	(Dollars in thousands)
Available for sale:
Mortgage-backed securities	$-	$461	$7,044	$116,591	$124,096	$125,801
Collateralized mortgage obligations	-	-	4,619	86,394	91,013	91,373
Municipal obligations	-	952	17,197	138,696	156,845	166,250
Corporate obligations	-	-	-	2,991	2,991	2,198
	$-	$1,413	$28,860	$344,672	$374,945	$385,622

Weighted average yield	-%	4.04%	2.93%	2.84%	2.85%

MutualBank conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment (“OTTI”) has occurred.  Economic models are used to determine whether an other-than-temporary impairment has occurred on these securities.  While all securities are considered, the securities primarily impacted by other-than-temporary impairment testing are private-label mortgage-backed securities and trust preferred securities.  During the years ended December 31, 2019, 2018 and 2017 we did not recognize any OTTI on our investments.  No securities in the portfolio were non-performing as of December 31, 2019.  The remaining trust preferred security was priced using a discounted cash flow analysis as of December 31, 2019.

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

Pooled Trust Preferred Securities.  The Bank has invested in  a pooled trust preferred security.  At December 31, 2019, the current book value of our pooled trust preferred security was $3.0 million.  The original par value of these securities was $3.0 million.  The pooled trust preferred security owned was performing as agreed during 2019.  As of December 2019, current Moody’s ratings for this bond was B3. The pooled trust preferred security owned by the Bank is exempt from the Volcker Rule.

The following table provides additional information related to the Bank’s investment in a pooled trust preferred security  as of December 31, 2019.

									Total			Excess
									Number			subordination
								Number of	of Banks	Actual	Total	(after taking
								Banks /	and	Deferrals/	Projected	into account
								Insurance	Insurance	Defaults	Defaults	best estimate
						Realized		Cos.	Cos. In	(as a % of	(as a % of	of future
		Original	Book	Fair	Unrealized	Losses	Lowest	Currently	Issuance	original	performing	deferrals/
Deal Name	Class	Par	Value	Value	Loss	2019	Ratings	Performing	(Unique)	collateral)	collateral) (1)	defaults) (2)
(Dollars in Thousands)
U.S. Capital Funding I	B1	$3,000	$2,991	$2,198	$(793)	$-	Caa1	22	26	7.95%	5.35%	10.52%

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

Deposits.  We offer deposit accounts to consumers and businesses having a wide range of interest rates and terms.  Our deposits consist of savings deposit accounts, NOW and demand accounts and certificates of deposit.  We solicit deposits in our market areas as well as online through our internet banking product.  The Bank participates in services through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit services.  Reciprocal ICS and CDARs deposit accounts are no longer classified as brokered deposits as of 2018.  The Bank both purchases CDARS and ICS deposits and participates in reciprocal CDARS and ICS deposit services for our customers.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.  Occasionally we will accept brokered deposits from a deposit broker.  At December 31, 2019, our brokered deposits totaled $113.3 million, or 7.3% of total deposits, with an average interest rate of 2.10% and a 0.49 year weighted-average maturity.

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

The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2019, we were in compliance with these reserve requirements.

The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered at the dates indicated.

	December 31,
	2019		2018		2017
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Transactions and savings deposits:
Noninterest bearing accounts	$261,600	16.84%	$259,909	17.11%	$194,134	16.15%
Interest-bearing NOW and demand accounts	399,788	25.74	408,135	26.86	330,821	27.52
Savings accounts	177,296	11.41	182,346	12.00	138,348	11.51
Money market accounts	212,142	13.66	180,395	11.87	167,574	13.94
Total non-certificates	1,050,826	67.65	1,030,785	67.85	830,877	69.12

Certificates:
0.00 - 1.99%	214,105	13.78	250,358	16.48	302,734	25.19
2.00 - 3.99%	288,547	18.57	238,082	15.67	68,423	5.69
4.00 - 5.99%	-	0.00	-	0.00	-	0.00
Total certificates	502,652	32.35	488,440	32.15	371,157	30.88
Total deposits	$1,553,478	100.00%	$1,519,225	100.00%	$1,202,034	100.00%

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2019.

	0.00 -	2.00 -	4.00 -		Percent
	1.99%	3.99%	5.99%	Total	of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2020	$67,582	$83,549	$-	$151,131	30.07%
June 30, 2020	49,761	50,741	-	100,502	19.99
September 30, 2020	25,794	29,760	-	55,554	11.05
December 31, 2020	21,676	20,470	-	42,146	8.38
March 31, 2021	3,442	26,504	-	29,946	5.96
June 30, 2021	4,398	9,370	-	13,768	2.74
September 30, 2021	7,753	7,961	-	15,714	3.13
December 31, 2021	9,584	7,538	-	17,122	3.41
March 31, 2022	2,348	9,731	-	12,079	2.40
June 30, 2022	3,617	3,627	-	7,244	1.44
September 30, 2022	2,700	4,075	-	6,775	1.35
December 31, 2022	3,074	4,831	-	7,905	1.57
Thereafter	12,376	30,390	-	42,766	8.51
Total	$214,105	$288,547	$-	$502,652	100.00%

Percent of total	42.60%	57.40%	-%	100.00%

The following table indicates, as of December 31, 2019, the amount of our certificates of deposit by time remaining until maturity.

	Maturity
	3 Months	Over 3 to	Over 6 to	Over
	or Less	6 Months	12 Months	12 Months	Total
	(Dollars in thousands)
Certificates of deposit less than $100,000	$45,378	$35,290	$33,296	$76,493	$190,457
Certificates of deposit of $100,000 or more	41,950	28,616	35,166	63,814	169,546
Brokered deposits	62,453	19,975	14,968	12,462	109,858
Public Funds (1)	1,350	16,620	14,271	550	32,791
Total certificates of deposit	$151,131	$100,501	$97,701	$153,319	$502,652

(1)	Deposits from governmental and other public entities.

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

We may obtain advances from the FHLBI upon the pledging of certain collateral.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features.  At December 31, 2019 we had $245.9 million in FHLB advances outstanding.  Based on current collateral levels, we could borrow an additional $76.8 million from the FHLB at prevailing interest rates. Additional assets were available to collateralize if the need would have arisen.  In order to have access to FHLB advances, we are required to own stock in the FHLBI.  At December 31, 2019, we had $13.1 million in FHLB stock.

We also are authorized to borrow from the Federal Reserve Bank of Chicago’s “discount window.”  We have never borrowed from the Federal Reserve Bank and currently do not have any assets pledged to them for borrowing.

The Bank also has five fed fund lines totaling $80.0 million.  There was no outstanding balance on any of these lines as of December 31, 2019.

The Company acquired $5.0 million of subordinated debentures in the 2008 acquisition of another financial institution.  The net balance of these securities as of December 31, 2019 was $4.3 million due to the purchase accounting adjustment made at the time of the acquisition.  The securities bear the prevailing three-month LIBOR rate plus 170 basis points.  The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.  These securities mature on September 15, 2035.

The Company also acquired $5.0 million of subordinated debentures in the acquisition of Universal during 2018. The net balance of these securities as of December 31, 2019 was $4.1 million due to the purchase accounting adjustment made at the time of the acquisition.  The securities bear the prevailing three-month interest rate of LIBOR plus 169 basis points.  The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.  These securities mature on October 7, 2035.

The Company borrowed $10.0 million in two $5.0 million term notes from First Horizon Bank to use in the acquisition of Universal. These loans had a combined balance of $9.2 million at December 31, 2019. The fixed rate term note had a balance of $4.2 million and matures 5 years from the date of issuance, or February 28, 2023. This term note bears a fixed rate of interest of 4.99% per annum and requires quarterly principal payments, which began March 31, 2018. The variable rate term note matures 5 years from the date of issuance, or February 28, 2023. This term note bears a rate of interest of the prevailing three-month LIBOR rate plus 195 basis points, which was 4.04% at December 31, 2019. The Company has the right to redeem either note at any time, in whole or in part, without penalty.

The following table sets forth, for the years indicated, the maximum month-end balance and average balance of FHLB advances and other borrowings.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Maximum Balance:
FHLB advances	$292,731	$292,731	$240,591
Other borrowings	19,665	20,000	4,232

Average Balance:
FHLB advances	$241,211	$248,759	$221,932
Other borrowings	19,405	17,503	4,211

The following table sets forth certain information as to our borrowings at the dates indicated.

	December 31,
	2019	2018	2017
	(Dollars in thousands)
FHLB advances	$245,879	$292,497	$217,163
Other borrowings	17,573	17,988	4,232
Total borrowings	$263,452	$310,485	$221,395

Weighted average interest rate of FHLB advances	1.74%	2.13%	1.72%
Weighted average interest rate of other borrowings(1)	4.03%	4.58%	3.29%

(1)	Our other borrowings include subordinated debentures as of December 31, 2019.

Trust and Financial Services

MutualWealth and MutualFinancial are the wealth management and investment services divisions of the Bank that provide a variety of fee-based financial services, including trust and estate administration, investment management services,  life insurance, broker advisory services, retirement plan administration and private banking services, in our market areas.  Trust services are provided to both individual and corporate customers, including personal trust and agency accounts, employee benefit plans and corporate bond trustee accounts. The market value of managed and non-managed fiduciary assets at December 31, 2019  were $383.3 million and $130.2 million, respectively.  These activities provide a significant source of fee income to the Company and in 2019 constituted 19.2% of the Company’s non-interest income.

Subsidiary and Other Activities

The Company, as a bank holding company that has elected to be treated as a financial holding company, is allowed to engage in activities and invest in subsidiaries as authorized by Federal law and the regulations of the FRB.  At December 31, 2019, the Company had an active captive insurance company, MutualFirst Risk Management, Inc. and another subsidiary, Mutual Risk Advisors, an information security consulting firm.

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

At December 31, 2019, MutualBank had an active investment subsidiary, Mutual Federal Investment Company, which is a Nevada corporation that holds and manages a portion of MutualBank’s investment portfolio.  As of December 31, 2019, the market value of securities managed was $373.5 million.  Mutual Federal Investment Company has one active subsidiary, Mutual Federal REIT, Inc., which is a Maryland corporation holding approximately $111.1 million in consumer closed end first mortgage loans.

The Bank had one other active subsidiary as of December 31, 2019.  Summit Service Corporation which controls the 100% wholly owned active subsidiary, Summit Mortgage, Inc., which is an Indiana corporation that originates and sells consumer closed end first mortgage loans.  As of December 31, 2019, Summit Mortgage had $5.1 million in loans held for sale.

Employees

At December 31, 2019, we had a total of 461  full-time and 28 part-time employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

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

The Bank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government.  The basic deposit insurance level is $250,000 per each separately insured depositor, as defined in FDIC regulations.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  Our deposit insurance premiums for the year  ended December 31, 2019 were $413,000.  The FDIC’s premiums may increase if the Bank’s regulatory capital or supervisory ratings deteriorate.

In accordance with the Dodd-Frank Act, the FDIC has issued regulations setting insurance premium assessments based on an institution’s total assets minus its Tier 1 capital instead of its deposits.  The Bank’s FDIC premiums are based on its supervisory ratings and certain financial ratios.  Federal law requires that the reserve ratio of the FDIC deposit insurance fund be at least 1.35% by September 2020. On September 30, 2018, the Deposit Insurance Fund Reserve Ratio reached 1.36%, exceeding the required minimum reserve ratio. This provides for depository institutions with total consolidated assets of $10 billion or less to receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. During 2019, the Bank received Small Bank Assessment Credits of $391,000.

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

In  addition to the minimum CET1, Tier 1 and total capital ratios, the capital regulations require a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based in order to avoid limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses. The phase-in of the capital conservation buffer requirement began on January 1, 2016, when a buffer greater than 0.625% of risk-weighted assets was required, which amount increased each year until the buffer requirement was fully implemented on January 1, 2019. This effectively raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5%.

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

In September 2019, the FRB and other banking agencies adopted a final rule, effective January 1, 2020, creating a new Community Bank Leverage Ratio ("CBLR") of 9% for depository institutions and depository institution holding companies, with less than $10 billion in total consolidated assets and other qualifying criteria. If such a depository institution or holding company maintains tangible equity in excess of this leverage ratio, it would be deemed to be in compliance with (1) the leverage and risk-based capital requirements promulgated by the Federal banking agencies; (2) in the case of a depository institution, the capital ratio requirements to be considered “well capitalized” under the Federal banking agencies’ “prompt corrective action” regime; and (3) “any other capital or leverage requirements to which the depository institution or holding company is subject, in each case unless the appropriate Federal banking agency determines otherwise based on the particular institution’s risk profile. In carrying out these requirements, the Federal banking agencies are required to consult with State banking regulators and notify the applicable State banking regulator of any qualifying community bank that exceeds or no longer exceeds the Community Bank Leverage Ratio. Due to the pending merger of the Company with Northwest Bancshares, this will no longer be a consideration for the Company and Bank.

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

Federal Taxation

General.  We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to us. MutualFirst’s federal income tax returns have been closed without audit by the IRS through its year ended December 31, 2015.  MutualFirst and MutualBank will file a consolidated federal income tax return for fiscal year 2019.

Tax Cuts and Jobs Act (“Tax Act”).  The Tax Act was enacted on December 22, 2017 reducing the Company’s  federal corporate tax rate from 34% to 21%, effective January 1, 2018.  For deferred tax assets and liabilities, amounts were remeasured based on the rates expected to reverse in the future, which is now 21%. Based on this new law, we recorded an additional tax expense of $2.0 million due to the revaluation of the company’s deferred tax asset in 2017.  The Tax Act repealed the corporate Alternative Minimum Tax (“AMT”) and as a result a portion of the Company’s AMT credit carryover from prior years is refundable beginning in 2018. The effective tax rate for 2019 was 9.0% compared to 13.6% for 2018 primarily due to the exercise of non-qualified options.

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

Minimum Tax.  For tax years beginning after December 31, 2019, corporate alternative minimum tax is repealed.  The prior year minimum tax credit is allowed to continue to offset the taxpayer’s regular tax liability for any tax year. For tax years beginning after 2017 and before 2022, the prior year minimum tax credit is refundable, subject to limitation, in an amount equal to 50% (100% for tax years beginning in 2021) of the excess of the credit for the tax year over the amount of the credit allowable for the year against regular tax liability.  MutualBank has $408,000 available as minimum tax credits for carryover, as of December 31, 2019.

Corporate Dividends-Received Deduction.  MutualFirst may eliminate from its income dividends received from MutualBank as a wholly owned subsidiary of MutualFirst if it elects to file a consolidated return with MutualBank.  The corporate dividends-received deduction is 100% or 65%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payer of the dividend.  Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 50% of dividends received or accrued on their behalf.

State Taxation

MutualBank is subject to Indiana’s financial institutions tax, which is imposed at a flat rate as of December 31, 2019, of 6.25% on “adjusted gross income” apportioned to Indiana.  “Adjusted gross income,” for purposes of the financial institutions tax, begins with taxable income as defined by Section 63 of the Internal Revenue Code and incorporates federal tax law to the extent that it affects the computation of taxable income.  Federal taxable income is then adjusted by several Indiana modifications including only considering members of the combined group which have Indiana nexus. The Indiana legislature reduced the financial institutions tax from 8.5% to 6.5% in 0.5% increments over a four year period that commenced in 2014. The financial institutions tax rate will decrease from 6.5% to 6.0% in 0.25% increments over a two year period that commenced beginning in 2019. The full rate reduction to 4.9% will be phased in fully by 2023.

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

Substantially all of our loans are located in Indiana, which was impacted by the recession more severely than the national average.  Our primary market area before the Universal acquisition, which consisted of Allen, Delaware, Elkhart, Grant, Kosciusko, Randolph, St. Joseph and Wabash counties in Indiana and

Berrien county in Michigan, has experienced limited population growth of 0.64% from 2000 through 2010.  This data from the census bureau reflects population increases in our northern region market of 2.02% compared to the reduction in population of our central region of 3.04%.  The Universal acquisition in 2018 expanded our primary market area into Greene, Hamilton, Jackson, Johnson, Knox, Lawrence and Monroe counties in Indiana. Unemployment levels in our market areas in Indiana historically have been above the state and federal averages but have been below the state and federal level over the last three years. According to data published by the Bureau of Labor Statistics of the United States Department of Labor, the national unemployment rate for the United States at December 31, 2019 was 3.4% (not seasonally adjusted) compared to an average rate of 2.9% (not seasonally adjusted) for our market areas in Indiana. See “Item 1 - Business - Market Area.”

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

Loans Secured by Residential Property.  At December 31, 2019,  $491.5 million, or 33.0% of our total loan portfolio, was secured by one-to-four family residential property, including home equity loans and home equity lines of credit.  At December 31, 2019, $13.4 million of loans held for sale was secured by one-to-four family residential property. This type of lending is generally sensitive to regional and local economic conditions that impact the ability of borrowers to meet their loan payment obligations.  Although we continue to see recovery in the market areas we serve, the decline in residential real estate values as a result of the last downturn in the Indiana housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we could incur losses if borrowers default on their loans.  In addition, borrowers seeking to sell their homes may find that they cannot sell their properties for an amount equal to or greater than the unpaid principal loan balance.  These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

Commercial Real Estate, Construction and Development and Commercial Business Loans.  At December 31, 2019,  $719.8 million, or 48.3% of our total loan portfolio, consisted of commercial real estate, construction and development and commercial business loans to small and mid-sized businesses, predominantly in our primary market area, which are the types of businesses that have a heightened vulnerability to local economic conditions.  At December 31, 2019, our loan portfolio included $49.5 million of commercial construction and development loans, $504.2 million of commercial real estate loans and

$166.0 million of commercial business loans compared to $53.3 million, $485.8 million and $149.4 million for construction and development, commercial real estate and business loans, respectively, at December 31, 2018.  Because we have seen growth in the credit risk of the portfolio in 2019 primarily due to the increased percentage of our total loan portfolio in these types of loans, a decline in property values and other market impacts could lead to an increase in non-performing loans.  See “Item 1 - Business of MutualBank - Asset Quality - Non-Performing Assets.”

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

Non-Residential Consumer Loans.  At December 31, 2019,  $277.7 million, or 18.7% of our total loan portfolio, consisted of consumer loans, of which $57.1 million consisted of automobile loans, $213.3 million consisted of boat/RV loans and $7.3 million consisted of other consumer loans, including unsecured lines of credit.  Generally, we consider these types of loans to involve a higher degree of risk compared to mortgage loans on one-to-four family, owner-occupied residential properties, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles, boats and RVs.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  Although our indirect loans, which totaled $233.3 million at December 31, 2019, were underwritten by a third party using our guidelines, they were primarily originated to customers outside of our normal lending area which presents greater risks than other types of lending activities. As a result of this portfolio of consumer loans, it may become necessary to increase the level of our provision for loan losses, which could negatively impact our earnings and financial condition.

Adjustable Rate Loans.  At December 31, 2019,  $753.0 million, or 50.6% of our total loan portfolio consisted of adjustable rate loans.  Borrowers with adjustable rate loans are exposed to increased monthly payments when the related interest rate adjusts upward under the terms of the loan to the rate computed in accordance with the applicable index and margin.  Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable-rate loans, increasing the possibility of default.  Borrowers seeking to avoid these increased monthly payments by refinancing their loans may no longer be able to find available replacement loans at comparable or lower interest rates.  In addition, declining real estate prices may prevent refinancing or a sale of the property, because borrowers have insufficient equity in the real estate.  These events, alone or in combination, may contribute to higher delinquency rates and negatively impact our earnings.

If our allowance for loan losses is not sufficient to cover actual loan losses or our non-performing assets increase, our earnings will suffer.  Increases in our provision for loan losses adversely impact our earnings and operations.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience and evaluate current economic conditions.  Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance.  Additions to our allowance decrease our net income.  Our regulators periodically review our allowance for loan losses and may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their review.  These increases in our allowance for loan losses or loan charge-offs may have a material adverse effect on our financial condition and results of operations.  Our allowance for loan losses was 0.89% of gross loans and 184.92% of non-performing loans at December 31, 2019, compared to 0.89% of gross loans and 145.85% of non-performing loans at December 31, 2018 and 1.05% of gross loans and 235.90% of non-performing loans at December 31, 2017.

At December 31, 2019, our non-performing assets (which consist of non-accrual loans, loans 90 days delinquent and still accruing, non-accrual troubled debt restructurings, foreclosed real estate and other repossessed assets) totaled $9.2 million, which was a decrease of $1.9 million, or a 17.3%  decrease in non-performing assets from December 31, 2018.  This decrease is primarily due to a $1.5 million decrease in our non-accruing loans at the end of 2019 compared to the end of 2018.  Our non-performing assets adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or real estate owned.  We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, we must write down the value of properties in our real estate owned (“REO”) portfolio to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs including taxes, insurance and maintenance related to our REO.  Further, the resolution of non-performing assets requires the active involvement of management, potentially distracting them from the overall supervision of our operations and other income-producing activities.

During 2019, we recorded a provision for loan losses of $2.0 million compared to $2.1 million in 2018 and $1.2 million in 2017.  We also recorded net loan charge-offs of $1.9 million in 2019, compared to $1.2 million in 2018 and $1.2 million in 2017.  The decrease in provision for loan losses was due to management's ongoing evaluation of the adequacy of the allowance for loan loss through an analysis of expected losses, historical net charge offs and qualitative factors. The mix of our existing loan portfolio with commercial and non-real estate consumer loans made up 67.0% of the loan portfolio at the end of 2019 compared to 63.7% at the end of 2018.  We did not experience declining trends in the housing, real estate and local business markets; however, if that would return, we would expect increased levels of delinquencies and credit losses to return, which would adversely impact our financial condition and results of operations.

The Financial Accounting Standards Board, or FASB, adopted Accounting Standards Update, or ASU, No. 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or CECL, on June 16, 2016, which changed the loss model to take into account current expected credit losses. This accounting pronouncement is expected to be applicable to us effective for our fiscal year beginning January 1, 2023.  The federal banking regulators, including the Federal Reserve and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

CECL substantially changes how we calculate our allowance for loan and lease losses. The Company was in the process of implementing a third-party software solution to assist in the application of the new standard for implementation in 2023, however this has been put on hold, due to the pending merger of the Company with Northwest Bancshares.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2019, the fair value of our portfolio of available for sale securities totaled $385.6 million.  Gross unrealized gains on these securities totaled $11.9 million, while gross unrealized losses on these securities totaled $1.2 million, resulting in a net unrealized gain of $10.7 million  at December 31, 2019.

At December 31, 2019, our interest rate risk analysis indicated that our net portfolio value would decrease by 4.8% if there was an instantaneous parallel 200 basis point increase in market interest rates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Asset/Liability Management.”

Our strategies to modify our interest rate risk profile may be difficult to implement.

Our asset/liability management strategies are designed to minimize our interest rate risk sensitivity. One such strategy is to increase the amount of adjustable rate and/or short-term assets. The Bank offers adjustable rate loan products as a means to achieve this strategy. The recent availability of lower rates on fixed-rate loans has generally created a decrease in borrower demand for adjustable rate assets. Additionally, these adjustable-rate assets may prepay. Despite this, at December 31, 2019, 50.6% of our loan portfolio consisted of adjustable-rate loans, compared to 49.7% at December 31, 2018.

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

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings, which may materially adversely affect our stockholders’ equity, regulatory capital and continuing operations.  Fluctuations in market value may be caused by changes in interest rates, lower market prices for securities and limited investor demand, as well as the default rates of specific financial institutions whose securities provide the underlying collateral for these securities and changes in credit risk based on the condition of the issuer.  The valuation of our investment securities also is influenced by the implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting, which requires us to report our available for sale securities at their estimated fair value.  Our stockholders’ equity is periodically adjusted by the amount of change in the estimated fair value of the available for sale securities, net of taxes.  At December 31, 2019, the change in unrealized gains on securities available for sale from the level at December 31, 2018 was an increase of $13.9 million. When OTTI is present, the market environment more likely than not limits our ability to mitigate our exposure to valuation changes in these securities by selling them.

Our securities portfolio is evaluated for OTTI on at least a quarterly basis.  If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur.  We have not recorded any OTTI since 2011.  As of December 31, 2019, we have no securities that are deemed impaired.

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

Our agreements with investors to sell our loans generally contain covenants that require us to repurchase loans under certain circumstances, including some delinquencies, or to return premiums paid by those investors if the loans are paid off early.  If we are required to repurchase sold loans under these covenants, they may be deemed troubled loans, with the potential for charge-offs and/or loss provision changes, which could impact our earnings and asset quality ratios adversely.  The Bank was required to repurchase one loan from investors in 2019 and none during 2018.

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

We sell a portion of our one-to-four family loans in the secondary market.  We generally retain the right to service these loans through the Bank.  At December 31, 2019, the book value of our MSRs was $2.8 million.  We use a financial model that uses, wherever possible, quoted market prices to value our MSRs.  This model is complex and also uses assumptions related to interest and discount rates, prepayment speeds, delinquency and foreclosure rates and ancillary fee income.  Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the model.  The primary risk associated with MSRs is that they will lose a substantial portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates.  Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated.  If prepayment speeds increase more than estimated or delinquency and default levels are higher than anticipated we may be required to write down the value of our MSRs which could have a material adverse effect on our net income and capital levels.  The Company obtains independent valuations at least semi-annually to determine if impairment in the asset exists.

Declining economic conditions may adversely impact the fees generated by our asset management and trust business.

To the extent our asset management and trust clients and their assets become adversely impacted by weak economic and stock market conditions, they may choose to withdraw the assets managed by us and/or the value of their assets may decline. Our asset management revenues are based on the value of the assets we manage. If our clients withdraw assets or the value of their assets decline, our revenues from these activities may be adversely affected. These fees totaled $3.7 million and $3.9 million in 2019 and 2018, respectively.

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

At December 31, 2019, we had goodwill of $22.3 million and a core deposit premium of $2.8 million, due mainly to our 2018 acquisition of Universal.  Under GAAP, we are required to periodically assess the value of these intangible assets based on a number of factors to determine if there is partial or full impairment.  The factors taken into consideration include the market price of our stock, the net present value of our assets and liabilities and valuation information for similar financial institutions.  This evaluation involves a substantial amount of judgment.  If actual conditions underlying the factors differ from our assessment, the core deposit intangible and goodwill could be subjected to faster amortization or partial or complete impairment, which would reduce the value of these assets and reduce our earnings, perhaps materially.

We currently hold a significant amount of bank-owned life insurance.

At December 31, 2019, we held $103.1 million of bank-owned life insurance or BOLI on key employees and executives, with a cash surrender value of $60.7 million.  These policies are maintained to informally fund various benefit plans.  The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes.  We continually monitor the financial strength of the various companies with whom we carry these policies.  However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value.  If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

We may not be able to fully realize our deferred tax asset.

At December 31, 2019, we had a $5.1 million deferred income tax asset based on differences between the financial statement amounts and tax bases of assets and liabilities and reflecting mainly an allowance for loan loss timing difference and NOL carryforward and AMT carryover.  The value of our deferred income tax benefit is reviewed regularly under various forecasts and assumptions, including anticipated levels of taxable net income, to determine the likelihood of realizing the benefit.  If actual results or subsequent forecasts differ from our current judgments, to the extent that it becomes more likely than not that this benefit will not be fully realized, we would have to write down this asset, which would negatively impact results of operations and reduce our asset size.

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

At December 31, 2019, we owned $13.1 million in FHLB stock.  We are required to own this stock to be a member of and to obtain advances from the FHLBI.  This stock is not marketable and can only be redeemed by our FHLB.  The most recent stock buyback initiated by FHLB was in 2015.  Our FHLB’s financial condition is linked, in part, to the ten other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB stock to be deemed impaired, resulting in a decrease in our earnings and assets.

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

The Dodd-Frank Act established 1.35% of total insured deposits as the minimum reserve ratio for the FDIC Deposit Insurance Fund effective September 30, 2020.  On September 30, 2018, the Deposit Insurance Fund Reserve Ratio reached 1.36%.  The FDIC must offset the requirement that the minimum reserve ratio reach 1.35% on institutions with assets less than $10 billion.  To implement the offset requirement, FDIC regulations require that institutions with assets of $10 billion or more pay a surcharge during a temporary period and smaller institutions will receive credits whenever the reserve ratio reaches

1.38%.  The FDIC notified the Bank of its individual credit amount in January 2019 and would apply credits each quarter that the reserve ratio is at least 1.38%, up to the full amount of a small bank’s credit or assessment, whichever is less.  The FDIC reserve ratio exceeded the Deposit Insurance Fund reserve ratio as of June 30, 2019 and September 30, 2019 and applied credits to the Bank's assessment for the quarters. In addition to the statutory minimum ratio, the FDIC must set a designated reserve ratio or DRR, which may exceed the statutory minimum.  The FDIC has set 2.0% as the DRR.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution’s total assets minus its tangible equity instead of its deposits.  Primarily as a result of the Small Bank Assessment Credits,  we saw a decrease in our deposit insurance premiums in 2019.  The insurance costs were $413,000, $898,000 and $724,000 for the years ended December 31, 2019, 2018 and 2017, respectively.  Our future deposit insurance premiums should increase, back to historical levels, once the credits have been fully utilized, and may further increase if the FDIC determines that it will not meet the required or anticipated minimum reserve ratios discussed, which could have a negative impact on our earnings.

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

As of December 31, 2019, our directors and executive officers as a group beneficially owned 1,634,375 shares, or 19.0%, of our common stock (including immediately exercisable options for 11,500 shares).  In addition, our employee stock ownership and 401(k) plan controlled 3.7% of our common stock on that date.  Due to this significant collective ownership of or control over our common stock, our directors and executive officers may be able to influence the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other stockholders and could prevent any stockholder action requiring a supermajority vote under our articles of incorporation.

We will be subject to business uncertainties and contractual restrictions while the merger with Northwest Bancshares is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others who deal with us to seek to change existing business relationships with us. Our employee retention and recruitment may be particularly challenging prior to the effective time of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

The pursuit of the merger and the preparation for the integration may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results. In addition, the merger agreement requires that we operate in the usual, regular and ordinary course of business and restricts us from taking certain actions prior to the effective time of the merger or termination of the merger agreement without Northwest Bancshares’ consent in writing. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.

Failure to complete the merger could negatively impact our stock price and future business and financial results.

We have already incurred substantial expenses in connection with the merger.  If the merger is not completed, our ongoing business may be adversely affected and will be subject to several risks, including the following:

•	if the merger agreement is terminated under specified circumstances, we will be required to pay Northwest Bancshares an $11.0 million termination fee;
•	we will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisory and printing fees;
•	under the merger agreement, we are subject to certain restrictions on the conduct of our business prior to completing the merger, which may adversely affect our operating results; and
•

matters relating to the merger may require substantia l commitments of time and resources by our management which could otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings to perform our obligations under the merger agreement. If the merger is not completed, some or all of the risks described above may materialize and may materially affect our business, financial results and stock price.

Litigation relating to the merger could result in significant costs, management distraction, and/or a delay of, or injunction against, the merger.

On December 23, 2019, a purported Company stockholder filed a lawsuit against us and the members of our Board of Directors in the United States District Court for the District of Maryland, captioned Shiva Stein v. MutualFirst Financial, Inc. et al., Docket No. 1:19-cv-03625. The plaintiff generally alleges that the registration statement filed with the SEC on December 20, 2019 contains materially misleading omissions or misrepresentations in violation of Section 14(a) and section 20{a) of the Exchange Act, and Rule 14a-9 promulgated thereunder. The plaintiff seeks injunctive relief, unspecified damages, and an award of attorneys' fees and expenses.

On January 3, 2020, a purported Company stockholder filed a lawsuit against us, the members of our Board of Directors and Northwest Bancshares in the United States District Court for the District of Delaware making similar allegations.

The outcomes of these actions are uncertain and could result in additional costs to us and/or Northwest Bancshares, including costs associated with the indemnification of our directors and officers. Other plaintiffs may also file lawsuits against us and/or Northwest Bancshares and/or their directors and officers in connection with the merger. The defense or settlement of any lawsuits or claims relating to the merger may have an adverse effect on the business, financial condition and results of operations of the Company.

If the actions remain unsolved, they could prevent or delay the completion of the merger. One of the conditions to the consummation of the merger is the absence of any order that would have the effect of preventing the completion of the merger or the bank merger or of any suit, action or other proceeding that is pending or threatened by any governmental entity that seeks to restrain or prohibit the merger or the bank merger. Consequently, if the lawsuit s are not dismissed or a settlement or other resolution is not reached in these or any other lawsuits that are filed or in any regulatory proceeding, or these plaintiffs or any other claimants secure injunctive or other relief or a regulatory authority issues an order or other directive preventing the consummation of the merger or the bank merger, then such injunctive or other relief may prevent the merger from becoming effective in a timely manner or at all.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

At December 31, 2019 we had 39 full service offices. Subsequent to year-end we have closed three of the full-service offices throughout our footprint. Our offices are located throughout Indiana.  At December 31, 2019, we owned our home office in Muncie, Indiana and all but twelve of our financial center offices.  We lease offices in central and northern Indiana for our trust and brokerage services, financial center offices in central, northern and southern Indiana and loan origination offices in northwestern Indiana and southwest Michigan.  The net book value of our investment in premises and equipment was approximately $24.5 million at December 31, 2019.  We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.  See Note 8 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10‑K.

Item 3.  Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation.  While the ultimate outcome of pending proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing us in such proceedings, that the resolution of these proceedings should not have a material adverse effect on our consolidated financial position or results of operation or cashflows.

In addition, on December 23, 2019, a purported Company stockholder filed a lawsuit against us and the members of our Board of Directors in the United States District Court for the District of Maryland, captioned Shiva Stein v. MutualFirst Financial, Inc. et al., Docket No. 1:19-cv-03625. The plaintiff generally alleges that the registration statement filed with the SEC on December 20, 2019 contains materially misleading omissions or misrepresentations in violation of Section 14{a) and section 20{a) of the Exchange Act, and Rule 14a-9 promulgated thereunder. The plaintiff seeks injunctive relief, unspecified damages, and an award of attorneys' fees and expenses.

On January 3, 2020, a purported Company stockholder filed a lawsuit against us, the members of our Board of Directors and Northwest Bancshares in the United States District Court for the District of Delaware making similar allegations.

The Company and Northwest Bancshares are reviewing the complaints and have not yet formally responded. Although the ultimate outcome of these actions cannot be predicted with certainty, we believe that these lawsuits are without merit and intend to defend against these actions vigorously.

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

	Stock Price		Dividends
	High	Low	per Share
2019 Quarters:
First Quarter (ended 3/31/2019)	$31.70	$26.70	$0.20
Second Quarter (ended 6/30/2019)	$34.04	$28.66	$0.20
Third Quarter (ended 9/30/2019)	$33.62	$29.72	$0.20
Fourth Quarter (ended 12/31/2019)	$40.23	$29.87	$0.20

2018 Quarters:
First Quarter (ended 3/31/2018)	$39.20	$34.35	$0.18
Second Quarter (ended 6/30/2018)	$39.90	$36.00	$0.18
Third Quarter (ended 9/30/2018)	$38.85	$36.45	$0.18
Fourth Quarter (ended 12/31/2018)	$37.20	$24.66	$0.20

At December 31, 2019, there were 8,607,953 shares of common stock outstanding and approximately 3,100 common stockholders of record.

Our common stock cash dividend payout policy is continually reviewed by management and the Board of Directors.  During 2019, the Company paid total common stock dividends of $0.80 per share, up from $0.74 per share in 2018. Future common stock dividend payments will depend upon a number of factors, including capital requirements, regulatory limitations, the Company’s financial condition, results of operations, debt service on Company borrowings and the Bank’s ability to pay dividends to the Company.  The Company relies significantly upon dividends from the Bank to accumulate earnings for payment of cash dividends to our common stockholders.

On January 18, 2019, the Company announced that its Board of Directors had authorized the repurchase of up to approximately 430,000 shares of common stock, or 5% of its then-outstanding shares over a one-year period. These stock repurchases may be made from time-to-time in open market or negotiated transactions as deemed appropriate by the Company and will depend on market conditions. As of December 31, 2019, the Company had repurchased 136,471 shares under this plan at a weighted average price per share of $31.23 for a total of $4.3 million. There were 293,529 remaining shares that may be repurchased under the current authorization. The following table provides detail on the stock repurchases during the fourth quarter 2019.

	Total Number of	Average	Number of Shares Purchased as	Maximum Number of Shares that May Yet
	Shares	Price Paid	Part of Publicly Announced Plan or	Be Purchased Under the Publicly
	Purchased	Per Share	Programs	Announced Plans or Programs
October	-	$-	-	293,529
November	-	-	-	293,529
December	-	-	-	293,529
	-	$-	-

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

	At or For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$2,063,776	$2,049,313	$1,588,932	$1,553,133	$1,478,265
Cash and cash equivalents	32,323	33,414	27,341	26,860	20,915
Loans, net	1,476,925	1,482,662	1,167,758	1,157,120	1,068,204
Investment securities
Available for sale, at fair value	385,622	370,875	277,378	249,913	261,138
Total deposits	1,553,478	1,519,225	1,202,034	1,153,382	1,091,382
Total borrowings	263,452	310,485	221,395	244,780	235,075
Total stockholders’ equity	226,812	202,363	150,282	140,038	137,025

Selected Operations Data:
Total interest income	$85,329	$79,694	$58,868	$53,802	$51,776
Total interest expense	21,032	16,591	10,611	9,247	8,803
Net interest income	64,297	63,103	48,257	44,555	42,973
Provision for loan losses	1,950	2,120	1,220	850	125
Net interest income after provision for loan losses	62,347	60,983	47,037	43,705	42,848

Service fee income	8,949	7,937	6,584	6,124	5,947
Gain on sale of loans and investment securities	6,885	3,930	4,595	5,784	4,612
Other non-interest income	9,087	7,707	6,897	7,514	6,580
Total non-interest income	24,921	19,574	18,076	19,422	17,139

Salaries and employee benefits	36,313	32,964	27,229	27,427	25,526
Other expenses	24,845	25,769	18,776	18,073	17,621
Total non-interest expenses	61,158	58,733	46,005	45,500	43,147
Income before income taxes	26,110	21,824	19,108	17,627	16,840
Income tax expense	2,359	2,960	6,793	4,386	4,578
Net income	$23,751	$18,864	$12,315	$13,241	$12,262

							Diluted
				Provision		Basic Earnings	Earnings
	Interest	Interest	Net Interest	for Loan		Per Common	Per Common
Quarter Ended	Income	Expense	Income	Losses	Net Income	Share	Share

2019
March 31	$21,302	$5,260	$16,042	$475	$5,238	$0.61	$0.60
June 30	21,518	5,474	16,044	475	5,751	0.67	0.66
September 30	21,617	5,372	16,245	425	6,134	0.72	0.71
December 31	20,892	4,926	15,966	575	6,628	0.77	0.77
Total	$85,329	$21,032	$64,297	$1,950	$23,751	$2.77	$2.74

2018
March 31	$16,748	$3,164	$13,584	$450	$4,007	$0.51	$0.50
June 30	20,621	4,013	16,608	500	4,165	0.49	0.48
September 30	20,836	4,419	16,417	570	5,402	0.63	0.62
December 31	21,489	4,995	16,494	600	5,290	0.62	0.61
Total	$79,694	$16,591	$63,103	$2,120	$18,864	$2.25	$2.21

2017
March 31	$14,109	$2,396	$11,713	$200	$3,206	$0.44	$0.43
June 30	14,652	2,565	12,087	300	3,898	0.53	0.52
September 30	15,026	2,762	12,264	370	3,751	0.51	0.50
December 31	15,081	2,888	12,193	350	1,460	0.20	0.19
Total	$58,868	$10,611	$48,257	$1,220	$12,315	$1.67	$1.64

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

	December 31,
	2019	2018	2017
Total Stockholders’ Equity (GAAP)	$226,812	$202,363	$150,282
Less: Intangible Assets	25,100	25,879	1,927
Tangible common equity (non-GAAP)	$201,712	$176,484	$148,355

Total assets (GAAP)	$2,063,776	$2,049,313	$1,588,932
Less: Intangible Assets	25,100	25,879	1,927
Tangible assets (non-GAAP)	$2,038,676	$2,023,434	$1,587,005

Tangible common equity to tangible assets (non-GAAP)	9.89%	8.72%	9.35%

Book value per common share (GAAP)	$26.35	$23.52	$20.34
Less: Effect of Intangible Assets	2.92	3.01	0.26
Tangible book value per common share (non-GAAP)	$23.43	$20.51	$20.08

Return on average stockholders’ equity (GAAP)	11.09%	10.21%	8.40%
Add: Effect of Intangible Assets	1.51	1.45	0.12
Return on average tangible common equity (non-GAAP)	12.60%	11.66%	8.52%

Total tax free interest income (GAAP)
Loans receivable	$399	$420	$424
Investment securities	4,884	4,494	2,752
Total tax free interest income	$5,283	$4,914	$3,176
Total tax free interest income, gross (at 21% tax rate or 34% tax rate prior to 2018)	$6,687	$6,220	$4,812

Net interest margin (GAAP)
Net interest income (GAAP)	$64,297	$63,103	$48,257
Add: Tax effect tax free interest income at 21% tax rate or 34% tax rate prior to 2018	1,404	1,306	1,636
Net interest income (non-GAAP)	65,701	64,409	49,893
Divided by: Average interest-earning assets	1,917,922	1,816,346	1,473,968
Net interest margin, tax equivalent	3.43%	3.55%	3.38%

Effective income tax rate	9.03%	13.56%	35.55%
Less: Effect on net deferred tax asset revaluation	-	-	10.47
Adjusted effective income tax rate	9.03%	13.56%	25.08%

Ratio Summary:
Return on average equity (ROE)	11.09%	10.21%	8.40%
Return on average tangible common equity	12.60%	11.66%	8.52%
Return on average assets (ROA)	1.15%	0.97%	0.78%
Tangible common equity to tangible assets	9.89%	8.72%	9.35%
Net interest margin, tax equivalent	3.43%	3.55%	3.38%

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview and Significant Events in 2019

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

At December 31, 2019, we had $2.1 billion in assets, $1.5 billion in loans, $1.6 billion in deposits and $226.8 million in stockholders’ equity.  The Bank’s total risk-based capital ratio at December 31, 2019 was 13.9%, exceeding the 10.0% requirement for a well-capitalized institution.  The ratio of average tangible common equity increased to 9.89% as of year-end 2019 compared to 8.72% at year-end 2018.  For the year  ended December 31, 2019, net income available to common shareholders was $23.8 million, or $2.77 per basic and $2.74 per diluted share, compared with net income available to common shareholders of $18.9 million, or $2.25 per basic and $2.21 per diluted share for 2018.  Net income for 2019 includes $1.0 million of one-time merger related expenses, net of tax, related to the merger with and into Northwest Bancshares. Net income for 2018 includes $1.9 million of one-time merger and system conversion expenses, net of tax, related to the acquisition of Universal. The details of our 2019 performance are set forth below and in our Consolidated Audited Financial Statements contained in Item 8 of this Form 10‑K, as well as details regarding the acquisition are discussed in Note 2.

Key aspects of our 2019 operations include:

•	Commercial loan balances at December 31, 2019 increased $31.3 million, or 4.5% in 2019.
•	Non-real estate consumer loan balances increased $10.6 million, or 4.0% in 2019 primarily due to growth in indirect lending.
•	Mortgage loans sold in 2019 of $232.8 million increased compared to mortgage loans sold in 2018 of $122.3 million.
•	Deposits increased $34.3 million, or 2.3% in 2019.
•	Tangible book value per common share was $23.43 as of December 31, 2019 compared to $20.51 as of December 31, 2018.
•	Net interest income increased $1.2 million in 2019 compared to 2018.
•	Net interest margin for 2019 was 3.35% compared to 3.47% in 2018. Tax equivalent net interest margin was 3.43% for 2019 compared to 3.55% in 2018.
•	Provision for loan losses decreased by $170,000 to $2.0 million in 2019 compared to $2.1 million in 2018.
•	Non-interest income increased $5.3 million in 2019 compared to 2018.
•	Non-interest expense increased $2.4 million in 2019 compared to 2018.

Our principal business consists of attracting retail deposits from the general public, including some brokered deposits, and investing those funds primarily in loans secured by first mortgages on owner-occupied, one-to-four family residences, a variety of consumer loans, loans secured by commercial real estate and commercial business loans.  Funds not invested in loans generally are invested in investment securities, including mortgage-backed and mortgage-related securities and agency and municipal bonds.  We also obtain funds from FHLB advances and other borrowings.

MutualWealth is the wealth management division of the Bank providing a variety of fee-based financial services, including trust, investment, insurance, broker advisory, retirement plan and private banking services, in the Bank’s market area. MutualWealth produces non-interest income for the Bank that is tied primarily to the market value of the portfolios being managed.  As of December 31, 2019, MutualWealth had $513.5 million of fiduciary assets and generated $3.8 million in commission income during 2019.

MutualFinancial Services is the brokerage division of the Bank providing a variety of fee-based financial services related to securities and investment transactions. MutualFinancial Services produces non-interest income for the Bank that is tied primarily to the volume of the transactions being processed.  During 2019, MutualFinancial Services generated $967,000 in commission income.

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

The Company continues to reduce the impact of interest rate changes on its net interest income by shortening the term of its interest-earning assets to better match the terms of our interest-bearing liabilities and by selling long-term fixed rate loans and increasing the term of certain liabilities.  See “Item 7A - Quantitative and Qualitative Disclosures About Market Risk - Asset and Liability Management and Market Risk” in this Form 10‑K.  It has been the Company’s strategic objective to change the repricing structure of its interest-earning assets from longer term to shorter term to better match the structure of our interest-bearing liabilities and therefore reduce the impact interest rate changes have on our net interest income.  Strategies employed to accomplish this objective have been to increase the originations of variable rate commercial loans and shorter term consumer loans and to sell longer term mortgage loans.  The percentage of non-residential consumer and commercial loans to total loans has increased from 63.7% at the end of 2018 to 67.0% as of December 31, 2019.  We continued to see improvements in our markets during 2019 and made significant progress toward achieving our strategic target loan mix through both organic non-residential consumer and commercial loan growth and the acquisition of Universal.  On the liability side of the balance sheet, the Company is continuing to employ strategies intended to increase the balance of core deposit accounts, such as low cost checking and money market accounts.  The percentage of core deposits to total deposits declined slightly from 67.8% in 2018 to 67.6% in 2019. These are ongoing strategies that are dependent on current market conditions and competition.  The Company lengthens the term to maturity of FHLB advances when advantageous to lengthen repricing of the liability side of the balance sheet in order to reduce interest rate risk exposure.

During 2019, in keeping with our strategic objective to reduce interest rate risk exposure, the Company also sold $232.8 million of long-term fixed rate loans, which reduced potential earning assets and therefore had a negative impact on net interest income.  This was offset, in the short term, by recognizing a gain on the sale of these loans of $5.9 million.

As previously disclosed, on October 29, 2019, we announced that we entered into an agreement to merge with and into Northwest Bancshares, Inc., with Northwest Bancshares as the surviving entity. Under the terms of the agreement, each share of our common stock outstanding at the closing will be converted into the right to receive 2.4 shares of Northwest Bancshares common stock. Completion of the transaction is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of our stockholders. We anticipate completing the merger during the second quarter 2020.

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

Deferred Tax Asset.  The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future.  The Company’s most recent evaluation has determined that, except for the amounts represented by the valuation allowance as discussed below, the Company will more likely than not be able to utilize the remaining deferred tax asset. The Company has generated average positive pre-tax pre-provision earnings of $21.6 million, or 1.3% of pre-tax pre-provision ROA over the previous five years. These earnings would be sufficient to utilize portions of the operating losses, tax credit carryforwards and temporary tax differences over the allowable periods. The analysis supports no additional valuation reserve is needed.

The valuation allowance established is the result of net operating losses for state franchise tax purposes totaling $27.4 million.  See Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10‑K.

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

Broadening Loan Portfolio Diversification.  We continue to work toward diversifying our loan portfolio to reduce our reliance on any one type of loan.  Approximately 63.7% of our loan portfolio consisted of loans other than consumer real estate loans at the end of 2018.  At the end of 2019, that percentage had increased to 67.0%, reflecting an increase of $41.8 million in our commercial and non-residential consumer loan portfolios.

Continuing as a Leading One-to-four family Lender in Indiana.  We are one of the largest originators of one-to-four family residential loans in our market areas.  During 2019, we originated $301.3 million of one-to-four family residential first mortgage loans.  While the last economic downturn decreased real estate values, we have seen a stabilization in purchase activity in our market areas. Interest rates decreasing led to an increase in one-to-four family residential first mortgage loan originations in 2019.

Increasing Market Share and Changing Mix of Deposits.  We continue to be focused on growth of core deposits, as deposits grew $34.3 million in 2019.

Expanding Wealth Management Presence. We continue to focus on leveraging our operations in the markets in which we serve.  Total fiduciary balances remained consistent with that of year-end 2019.  Commission income (non-interest income) generated by these relationships during 2019 totaled $4.8 million.

Financial Condition at December 31, 2019 Compared to December 31, 2018

General.  Total assets at year-end 2019 were $2.1 billion, reflecting a $14.5 million increase during the year, primarily due to the increase in the investment portfolio of $14.7 million and an increase in loans held for sale of $9.4 million. These increases were partially offset by an  $8.3 million decrease in gross loans, or 0.6%  decrease in the gross loan portfolio, excluding loans held for sale.  Average interest-earning assets increased $101.6 million, or 5.6%, to $1.9 billion at December 31, 2019 from $1.8 billion at December 31, 2018.  Average interest-bearing liabilities increased by $78.7 million, or 5.3% to $1.6 billion at year-end 2019 from $1.5 billion at year-end 2018 reflecting an increase in total deposits.  Average stockholders’ equity increased by $29.3 million, or 15.9%, during 2019.

Cash and Investments.  Cash and investments increased $12.9 million from $408.5 million at year-end 2018 to $421.4 million at year-end 2019.  The details of our cash and investments are as follows:

	At December 31,		Amount	Percent
	2019	2018	Change	Change
	(Dollars in thousands)
Cash	$11,192	$13,078	$(1,886)	(14.42)%
Interest-bearing demand deposits	21,131	20,336	795	3.91
Interest-bearing time deposits	3,496	4,239	(743)	(17.53)
Securities available for sale (fair value)	385,622	370,875	14,747	3.98
Total	$421,441	$408,528	$12,913	3.16%

At December 31, 2019, our investment portfolio consisted of $217.2 million in government-sponsored agency and government-sponsored entity mortgage-backed securities and collateralized mortgage obligations, $166.3 million in municipal securities and $2.2 million in corporate obligations.  At December 31, 2019, these securities had gross unrealized gains of $11.9 million and gross unrealized losses of $1.2 million, of which $793,000 was due to unrealized losses on a  trust preferred security.  We have the ability to hold the trust preferred security until maturity and believe that we will be able to collect the adjusted amortized cost basis of the security.  See Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10‑K for additional information about our investment securities.

Loans.  Our gross loan portfolio, excluding loans held for sale, decreased $8.3 million, remaining consistent at approximately $1.5 billion at year-end 2019 and 2018.  The following table reflects the changes in the gross amount of loans, excluding loans held for sale, by type during 2019:

	At December 31,		Amount	Percent
	2019	2018	Change	Change
	(Dollars in thousands)
Real estate
Commercial	$504,241	$485,808	$18,433	3.79%
Commercial construction and development	49,496	53,310	(3,814)	(7.15)
Consumer closed end first mortgage	415,865	464,539	(48,674)	(10.48)
Consumer open end and junior liens	75,596	77,072	(1,476)	(1.92)
Total real estate loans	1,045,198	1,080,729	(35,531)	(3.29)

Consumer loans
Auto	57,107	43,667	13,440	30.78
Boat/RV	213,305	216,608	(3,303)	(1.52)
Other	7,319	6,893	426	6.18
Total consumer other	277,731	267,168	10,563	3.95
Commercial and industrial	166,019	149,359	16,660	11.15
Total other loans	443,750	416,527	27,223	6.54
Total loans	$1,488,948	$1,497,256	$(8,308)	(0.55)%

The Bank made significant progress in its strategy to increase commercial and consumer loans as we increased the commercial portfolio by $31.3 million and the non-residential consumer portfolio by $10.6 million during 2019.  We actively seek out opportunities to provide financing for new and growing commercial borrowers, as well as refinancing to sound commercial borrowers currently served by other financial institutions.  The increase in the commercial and consumer portfolios was offset by selling $232.8 million of consumer residential mortgage loans during the period partially offset by an increase of $114.4 million in residential mortgage loan originations as a  result of rates decreasing during 2019.  The Bank continues to sell longer term fixed-rate mortgage loans to reduce related interest rate risk.

Delinquencies and Non-performing Assets.  As of December 31, 2019, our total loans delinquent 30‑to‑89 days were $17.5 million, or 1.2% of total loans, compared to $20.1 million, or 1.3% of total loans, at the end of 2018.

At December 31, 2019, our non-performing assets totaled $9.2 million, or 0.45% of total assets, compared to $11.1 million, or 0.54% of total assets, at December 31, 2018.  This $1.9 million, or 17.3%, decrease was due to a decrease in non-performing loans primarily in the commercial real estate loan portfolio.  The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.

	At December 31,		Amount	Percent
	2019	2018	Change	Change
	(Dollars in thousands)
Non-accruing loans	$7,040	$8,589	$(1,549)	(18.03)%
Accruing loans delinquent 90 days or more	156	517	(361)	(69.83)
Other real estate owned and repossessed assets	1,995	2,013	(18)	(0.89)
Total	$9,191	$11,119	$(1,928)	(17.34)%

Other real estate owned and repossessed assets totaled $2.0 million at December 31, 2019 and 2018.  Commercial real estate non-performing loans decreased $4.0 million due to one loan on non-accrual at the end of 2018 coming off non-accrual in the first quarter of 2019. This credit was partially offset by increases in commercial construction and development, consumer closed end first mortgage and boat and RV non-accrual loans at the end of 2019. The Bank continues to diligently monitor and write down loans that appear to have irreversible weakness. The Bank works to ensure possible problem loans have been identified and steps have been taken to reduce loss by restructuring loans to improve cash flow or by increasing collateral.  Total classified assets increased 1.3% from $22.7 million at December 31, 2018 to $26.5 million at December 31, 2019.  The increase in total classified loans was primarily the result of the $2.1 million increase in commercial real estate and $857,000 increase in commercial and industrial loans classified as substandard credits at December 31, 2019.

At December 31, 2019, foreclosed real estate totaled $1.2 million. All foreclosed real estate properties were one-to-four family residential or commercial real estate properties within our footprint.  All foreclosed real estate is currently for sale.  At the end of 2019, the Bank also held $778,000 in other repossessed assets, such as autos, boats, RVs and horse trailers.

Allowance for Loan Loss.  Allowance for loan losses increased $26,000, remaining at  $13.3 million at December 31, 2019 as reflected below:

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$13,281	$12,387
Charge-offs	2,157	1,466
Recoveries	233	240
Net charge-offs	1,924	1,226
Provisions charged to operations	1,950	2,120
Balance at end of period	$13,307	$13,281

Ratio of net charge-offs during the period to average loans outstanding during the period	0.13%	0.09%

Allowance as a percentage of non-performing loans	184.92%	145.85%
Allowance as a percentage of total loans (end of period)	0.89%	0.89%

Specific loan loss allocation related to loans that have been individually evaluated for impairment remained unchanged throughout the year, and general loan loss reserves have increased $26,000 as the non-performing loans have decreased $1.9 million and classified assets increased $3.8 million from 2018  to 2019,  and the loan portfolio mix.  Net charge-offs for the year 2019 were $1.9 million, or 0.13% of average loans on an annualized basis, compared to $1.2 million, or 0.09% of average loans, for 2018.  As of December 31, 2019, the allowance for loan losses as a percentage of loans receivable and non-performing loans was 0.89% and 184.9%, respectively, compared to 0.89% and 145.9%, respectively, at December 31, 2018.  Allowance for loan losses as a percentage of loans receivable remained consistent due to the total loan portfolio and allowance for loan losses remained consistent as of December 31, 2019 compared to 2018. Allowance for loan losses as a percentage of non-performing loans increased due to the decrease in non-performing loans as of December 31, 2019.  The increase in the allowance was primarily due to management’s ongoing evaluation of the loan portfolio conditions in our market areas.

Other Assets.  Other material changes in our assets during 2019 include a decrease in deferred tax asset of $2.6 million primarily due to the change in securities available for sale, and utilization of temporary differences.

Deposits.  Total deposits increased $34.3 million to $1.6 billion at year-end 2019 compared to $1.5 billion at year-end 2018, primarily due to an increase in money market accounts and certificates of deposit. The changes in type of account, with corresponding average rates as of the same date, reflected below are consistent with the Bank’s strategy to grow and strengthen core deposit relationships.

	At December 31,
	2019		2018
		Weighted		Weighted
		Average		Average	Amount	Percent
	Amount	Rate	Amount	Rate	Change	Change
	(Dollars in thousands)
Type of Account:
Non-interest Checking	$261,600	0.00%	$259,909	0.00%	$1,691	0.65%
Interest-bearing NOW	399,788	0.54	408,135	0.78	(8,347)	(2.05)
Savings	177,296	0.01	182,346	0.01	(5,050)	(2.77)
Money Market	212,142	0.86	180,395	0.65	31,747	17.60
Certificates of Deposit	502,652	1.94	488,440	1.83	14,212	2.91
Total	$1,553,478	0.88%	$1,519,225	0.87%	$34,253	2.25%

Borrowings.  Total borrowings decreased $47.0 million, or 15.2%, to $263.5 million at year-end 2019 primarily due to a $46.6 million decrease in FHLB advances primarily due to increases in total deposits.  Other borrowings decreased $415,000 to $17.6 million at year-end 2019.

The Company acquired $5.0 million of subordinated debentures in the 2008 acquisition of another financial institution.  The net balance of these securities as of December 31, 2019 was $4.3 million due to the purchase accounting adjustment made at the time of the acquisition.  The securities bear the prevailing three-month LIBOR rate plus 170 basis points.  The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.  These securities mature on September 15, 2035.

The Company also acquired $5.0 million of subordinated debentures in the acquisition of Universal during 2018. The net balance of these securities as of December 31, 2019 was $4.1 million due to the purchase accounting adjustment made at the time of the acquisition.  The securities bear the prevailing three-month interest rate of LIBOR plus 169 basis points.  The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty.  These securities mature on October 7, 2035.

The Company borrowed $10.0 million in two $5.0 million term notes from First Horizon Bank to use in the acquisition of Universal. These loans had a combined balance of $9.2 million at December 31, 2019. The fixed rate term note had a balance of $4.2 million and matures 5 years from the date of issuance, or February 28, 2023. This term note bears a fixed rate of interest of 4.99% per annum and requires quarterly principal payments, which began March 31, 2018. The variable rate term note matures 5 years from the date of issuance, or February 28, 2023. This term note bears a rate of interest of the prevailing three-month LIBOR rate plus 195 basis points, which was 4.04% at December 31, 2019. The Company has the right to redeem either note at any time, in whole or in part, without penalty.

Stockholders’ Equity.  Stockholders’ equity was $226.8 million as of December 31, 2019, an increase of $24.4 million from December 31, 2018. The increase was primarily due to net income available to common shareholders of $23.8 million and other comprehensive income of $10.8 million.  These increases were partially offset by cash dividends of $6.9 million and stock repurchases of 136,471 shares at a cost of $4.3 million.  The Company’s tangible book value per common share as of December 31, 2019 increased to $23.43 compared to $20.51 as of December 31, 2018 and the tangible common equity ratio increased to 9.89% as of December 31, 2019 compared to 8.72% as of December 31, 2018.  The Bank’s risk-based capital ratios were well in excess of “well-capitalized” levels as defined by all regulatory standards as of December 31, 2019.

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

	Year ended December 31,
	2019			2018			2017
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Interest-bearing deposits	$23,947	$291	1.22%	$22,927	$251	1.09%	$21,465	$130	0.61%
Mortgage-backed securities available for sale (1)	216,374	5,703	2.64	203,891	5,513	2.70	156,887	3,814	2.43
Investment securities available for sale (1)	154,838	5,020	3.24	149,535	4,850	3.24	98,493	3,223	3.27
Loans (2)	1,509,658	73,623	4.88	1,427,436	68,474	4.80	1,185,956	51,231	4.32
Stock in FHLB of Indianapolis	13,105	692	5.28	12,557	606	4.83	11,167	470	4.21
Total interest-earning assets	1,917,922	85,329	4.45	1,816,346	79,694	4.39	1,473,968	58,868	3.99
Non-Interest Earning Assets (net of allowance for loan losses and unrealized gain (loss))	147,692			127,142			97,768
Total Assets	$2,065,614			$1,943,488			$1,571,736

Interest-Bearing Liabilities:
Demand and NOW accounts	$403,399	$3,072	0.76	$385,681	$2,462	0.64	$307,395	$1,242	0.40
Savings deposits	182,589	19	0.01	180,065	20	0.01	139,335	15	0.01
Money market accounts	197,296	1,777	0.90	191,433	1,027	0.54	172,163	645	0.37
Certificate accounts	507,589	10,251	2.02	455,431	7,347	1.61	382,134	4,913	1.29
Total deposits	1,290,873	15,119	1.17	1,212,610	10,856	0.90	1,001,027	6,815	0.68
Borrowings	261,460	5,913	2.26	260,994	5,735	2.20	220,648	3,796	1.72
Total interest-bearing liabilities	1,552,333	21,032	1.35	1,473,604	16,591	1.13	1,221,675	10,611	0.87
Non-Interest Bearing Accounts	278,792			267,812			188,203
Other Liabilities	20,417			17,315			15,282
Total Liabilities	1,851,542			1,758,731			1,425,160
Stockholders’ Equity	214,072			184,757			146,576
Total liabilities and stockholders’ equity	$2,065,614			$1,943,488			$1,571,736
Net Earning Assets	$365,589			$342,742			$252,293
Net Interest Income		$64,297			$63,103			$48,257
Net Interest Rate Spread (3)			3.10%			3.26%			3.13%
Net interest margin (4)			3.35%			3.47%			3.27%
Net interest margin, tax equivalent (5)			3.43%			3.55%			3.38%
Average Interest-Earning Assets to Average Interest-Bearing Liabilities	123.55%			123.26%			120.65%

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
(5) Tax equivalent margin is calculated by taking non-taxable interest and grossing up by 21% applicable tax rate for 2018 and 2019 or 34% applicable tax rate for prior to 2018.

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

	Year Ended December 31,
	2019 vs. 2018			2018 vs. 2017
	Increase (Decrease) Due to			Increase Due to
			Total
			Increase			Total
	Volume	Rate	(Decrease)	Volume	Rate	Increase
	(Dollars in thousands)
Interest-Earning Assets:
Interest-bearing deposits	$11	$30	$41	$9	$111	$120
Investment securities available for sale	510	(150)	360	2,813	513	3,326
Loans receivable	3,944	1,204	5,148	10,431	6,813	17,244
Stock in FHLB of Indianapolis	26	60	86	59	77	136
Total interest-earning assets	$4,491	$1,144	$5,635	$13,312	$7,514	$20,826

Interest-Bearing Liabilities:
Savings deposits	$-	$(1)	$(1)	$4	$1	$5
Money market accounts	31	719	750	72	310	382
Demand and NOW accounts	113	497	610	316	904	1,220
Certificate accounts	841	2,063	2,904	942	1,492	2,434
Borrowings	10	168	178	694	1,245	1,939
Total interest-bearing liabilities	$995	$3,446	$4,441	$2,028	$3,952	$5,980

Change in net interest income			$1,194			$14,846

Comparison of Results of Operations for the Years  Ended December 31, 2019 and 2018.

General.  Net income available to common stockholders for the year  ended December 31, 2019 was $23.8 million, or $2.77 basic and $2.74 diluted earnings per common share, compared to net income available to common stockholders of $18.9 million, or $2.25 basic and $2.21 diluted earnings per common share, for the year ended December 31, 2018. Net income for 2019 includes $1.0 million of one-time merger-related expenses, net of tax, related to the proposed merger with and into Northwest Bancshares discussed. Details regarding the proposed merger are discussed in Note 2 of these Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. Net income for 2018 includes $1.9 million of one-time merger and system conversion expenses, net of tax, related to the acquisition of Universal. The details of our 2019 performance are set forth below and in our Consolidated Audited Financial Statements contained in Item 8 of this Form 10‑K,  and regarding the acquisition are discussed in Note 2.

Interest Income.  Total interest income increased $5.6 million, or 7.1%, to $85.3 million during the year  ended December 31, 2019 from $79.7 million during the year ended December 31, 2018.  The increase was a result of the $101.6 million increase in average interest-earning assets to $1.9 billion at year end 2019 and a six basis point increase in yield on average interest-earning assets to 4.45% in 2019 compared to 4.39% in 2018, due to the increase in average interest-earning assets due to an increase in the average loan portfolio of $82.2 million.  Interest income on loans in 2019 was $73.6 million compared to $68.5 million in 2018, a result of a $82.2 million increase in average loan balances due primarily to loans acquired from Universal which were held for the entire year and  an eight basis point increase in the weighted average yield on average loans in 2019 to 4.88%.  Interest income on investments, including

FHLB stock, increased in 2019 by $446,000 to $11.4 million primarily due to the $18.3 million increase in average investments, including FHLB stock.

Interest Expense.  Interest expense increased $4.4 million, or 26.8%, to $21.0 million during the year  ended December 31, 2019 compared to $16.6 million during the year ended December 31, 2018.  The reason for this increase was an increase in average interest-bearing liabilities of $78.7 million and a twenty-two basis point increase in weighted average rate paid on average interest-bearing liabilities.  The increase in average interest-bearing liabilities was a result of a $78.3 million increase in average interest-bearing deposits, primarily certificates of deposit.

Net Interest Income.  Net interest income before the provision for loan losses increased $1.2 million in 2019 compared to 2018.  The increase was a result of an increase of $101.6 million in average interest earning assets due primarily to an increase in the average loan portfolio of $82.2 million partially offset by an increase in the average deposits of $78.3 million.  Average net interest margin decreased to 3.35% in 2019 compared to 3.47% in 2018, while the average tax equivalent net interest margin decreased to 3.43% in 2019 compared to 3.55% in 2018.  For more information on our asset/liability management, especially as it relates to interest rate risk, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in this Form 10‑K.

Provision for Loan Losses.  The provision for loan losses for 2019 was $2.0 million compared to $2.1 million during 2018.  The decrease was primarily a result of a decrease in our non-performing assets and consistent loan balance of $1.5 billion at the end of 2019 and 2018.  Net charge-offs for 2019 increased $698,000 to $1.9 million, or 0.13% of total average loans for 2019 as compared to 0.09% for 2018.

Non-Interest Income.  Non-interest income increased by $5.3 million to $24.9 million in 2019.

	Year Ended		Amount	Percent
	12/31/2019	12/31/2018	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$8,949	$7,937	$1,012	12.75%
Net realized gain on sale of securities	1,014	804	210	26.12
Commissions	4,787	4,865	(78)	(1.60)
Net gains on sales of loans	5,871	3,126	2,745	87.81
Net servicing fees	595	591	4	0.68
Increase in cash surrender value of life insurance	1,239	1,239	—	—
Loss on sale of other real estate and repossessed assets	(19)	(43)	24	(55.81)
Other income	2,485	1,055	1,430	135.55
Total	$24,921	$19,574	$5,347	27.32%

Non-interest income increased due to an increase of $2.7 million in net gains on sale of loans caused by a $110.5 million increase in loans sold in 2019 compared to 2018. Service fee income on deposit accounts increased $1.0 million due to increases in service charges on deposit accounts as interchange revenue has increased due to increased debit card activity, increases as a result of changes made in the structure of our deposit accounts in 2019, and a full year of increased number of accounts due to the acquisition of Universal in 2018. Other income increased $1.4 million primarily due to the sale of Visa B shares resulting in income of $881,000 that did not occur in 2018. Other income also increased $738,000 due to death benefits received on life insurance in 2019 partially offset by a $327,000 increase due to death benefits received on life insurance in 2018.

Non-Interest Expenses.  Non-interest expenses increased by $2.4 million to $61.2 million in 2019.

	Year Ended		Amount	Percent
	12/31/2019	12/31/2018	Change	Change
	(Dollars in thousands)
Non-Interest Expenses:
Salaries and employee benefits	$36,313	$32,964	$3,349	10.16%
Net occupancy expenses	4,055	3,965	90	2.27
Equipment expenses	2,441	2,514	(73)	(2.90)
Data processing fees	2,613	2,624	(11)	(0.42)
ATM and debit card expenses	2,334	2,290	44	1.92
Deposit insurance	413	898	(485)	(54.01)
Professional fees	2,706	2,177	529	24.30
Advertising and promotion	1,323	1,606	(283)	(17.62)
Software subscriptions and maintenance	3,014	2,719	295	10.85
Intangible amortization	779	1,103	(324)	(29.37)
Other real estate and repossessed assets	256	189	67	35.45
Other expenses	4,911	5,684	(773)	(13.60)
Total	$61,158	$58,733	$2,425	4.13%

The increase in non-interest expenses was primarily due to an increase of $3.3 million in salaries and employee benefits expense as a result of an increase in the number of mortgage loan originators resulting in increased mortgage loan origination of $114.4 million in 2019 that resulted in increased commission expense, higher health insurance expense as a result of increased claim activity and compensation payouts due to the death of an executive. Non-interest expenses were also higher due to $1.1 million of Northwest merger-related expenses primarily in professional fees and other expenses. These increases are offset by $2.4 million of merger-related expenses in 2018 consisting primarily of merger-related salaries and employee benefits expenses, service and software contract cancellation expenses including deconversion and professional fees not repeated in 2019. Non-interest expenses for 2019 also increased as a result of a full year of expenses related to the integration of Universal.  Deposit insurance decreased $485,000 primarily due to the Small Bank Assessment Credits received as a result of the FDIC reserve ratio exceeding 1.38%.

Income Tax Expense.  Income tax expense in 2019 decreased $601,000 compared to 2018.  The effective tax rate for 2019 was 9.0% compared to 13.6% for 2018.  The reason for the decrease was primarily due to the exercise of non-qualified options.

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

Non-Interest Income.  Non-interest income increased by $1.5 million to $19.6 million in 2018.

	Year Ended		Amount	Percent
	12/31/2018	12/31/2017	Change	Change
	(Dollars in thousands)
Non-Interest Income:
Service fee income	$7,937	$6,584	$1,353	20.55%
Net realized gain on sale of securities	804	708	96	13.56
Commissions	4,865	5,027	(162)	(3.22)
Net gains on sales of loans	3,126	3,887	(761)	(19.58)
Net servicing fees	591	391	200	51.15
Increase in cash surrender value of life insurance	1,239	1,113	126	11.32
Loss on sale of other real estate and repossessed assets	(43)	(122)	79	(64.75)
Other income	1,055	488	567	116.19
Total	$19,574	$18,076	$1,498	8.29%

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

Liquidity management is both a daily and long-term function of the management of the Company and the Bank. It is overseen by the Asset and Liability Management Committee.  The Board of Directors required the Bank to maintain a minimum liquidity ratio of 10% of deposits. At December 31, 2019, our ratio was 23.5%.  The Company is currently in excess of the minimum liquidity ratio set by the Board due to a larger investment portfolio.  Management continues to seek to reduce excess liquidity by utilizing proceeds generated from the investment portfolio to fund loan growth over the next few years as demand for loans increases while maintaining an adequate level of investments.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds.  On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed and municipal securities.  The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits).  At December 31, 2019, on a consolidated basis, the Company had $417.9 million in cash and investment securities available for sale and $13.4 million in loans held for sale generally available for its cash needs.  We can also generate funds from borrowings, primarily FHLB advances, and, to a lesser degree, third party loans.  At December 31, 2019, the Bank had the ability to borrow an additional $76.8 million in FHLB advances and $80.0 million in fed funds.  In addition, we have historically sold 15‑ and 30‑year long-term, fixed-rate mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity.  The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying amounts owed on its trust preferred securities, any dividends declared to its common stockholders, and interest and principal on outstanding debt.  The Company’s primary source of funds is Bank dividends, the payment of which is subject to regulatory limits.  At December 31, 2019, the Company, on an unconsolidated basis, had $3.1 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At December 31, 2019, the approved outstanding loan commitments, including unused lines of credit, amounted to $257.8 million.  Certificates of deposit scheduled to mature in one year or less at December 31, 2019, totaled $349.3 million.  It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.

Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  We also have off-balance sheet obligations to repay borrowings and deposits. For the year  ended December 31, 2019, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.  At December 31, 2019, the Bank had $133.8 million in commitments to make loans, $7.6 million in undisbursed portions of closed loans, $113.1 million in unused lines of credit and $3.3 million in standby letters of credit.  In addition, on a consolidated basis, at December 31, 2019, the Company had $263.5 million in outstanding non-deposit borrowings, primarily FHLB advances, of which $108.9 million is due during 2020.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. See “Item 1 - Business- How We Are Regulated - Regulatory Capital Requirements.”  The FDIC may require the Bank to have additional capital above the specific regulatory levels if it believes the Bank is subject to increased risk due to asset problems, high interest rate risk and other risks.

At December 31, 2019, the Bank’s regulatory capital exceeded the FDIC regulatory requirements, and the Bank was well-capitalized under regulatory prompt corrective action standards.  Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain well-capitalized status.

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

Our capital ratios at December 31, 2019 are reflected below:

					Minimum Required To
			Minimum Regulatory		Be Considered Well-
	Actual Capital Levels		Capital Levels		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level (1) :
MutualBank	$201,197	9.9%	$80,985	4.0%	$101,231	5.0%
Common Equity Tier 1 Capital Level (2) :
MutualBank	$201,197	13.0%	$69,574	4.5%	$100,496	6.5%
Tier 1 Risk-Based Capital Level (3) :
MutualBank	$201,197	13.0%	$92,766	6.0%	$123,688	8.0%
Total Risk-Based Capital Level (4) :
MutualBank	$214,504	13.9%	$123,688	8.0%	$154,610	10.0%

(1)	Tier 1 Capital to Total Average Assets for the Leverage Ratio of $2.0 billion for the Bank at December 31, 2019.
(2)	Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.5 billion for the Bank at December 31, 2019.
(3)	Tier 1 Capital to Risk-Weighted Assets.
(4)	Total Capital to Risk-Weighted Assets.

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

Depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may increase our interest rate risk position somewhat in order to maintain our net interest margin and improve earnings.  We will continue to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans.  In addition, in an effort to avoid an increase in the percentage of long-term, fixed-rate loans in our portfolio, during 2019 we sold in the secondary market $232.8 million of primarily fixed rate, one-to-four family mortgage loans with a term to maturity of 15 years or greater, which was 77.3% of all such loans originated by the Bank and its subsidiaries during the year.

If past rate movements are an indication of future changes, they usually are neither instantaneous nor do a majority of core deposits reprice at the same level as rates change. The following chart reflects the Bank’s percentage change in net interest income, over a one year time period, and net portfolio value (NPV) assuming an instantaneous parallel rate shock in a range from down 100 basis points to up 400 basis points as of December 31, 2019.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(10.9)%	(14.3)%
Up 300 basis points	(7.8)%	(9.2)%
Up 200 basis points	(4.9)%	(4.8)%
Up 100 basis points	(2.3)%	(1.4)%
Down 100 basis points	(0.2)%	(10.6)%

The following chart indicates the Company’s percentage change in net interest income and NPV assuming rate movements that are not instantaneous but change gradually over one year.

	Percentage Change in
	Net Interest Income	NPV
Rate Shock:
Up 400 basis points	(1.6)%	(12.6)%
Up 300 basis points	(1.1)%	(8.1)%
Up 200 basis points	(0.7)%	(4.1)%
Up 100 basis points	(0.3)%	(1.1)%
Down 100 basis points	(0.4)%	(10.2)%

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

Item 8.  Financial Statements and Supplementary Data

MutualFirst Financial, Inc.

Report of Independent Registered Public Accounting Firm and

Consolidated Financial Statements

December 31, 2019, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee

MutualFirst Financial, Inc.

Muncie, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MutualFirst Financial, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2019 and the related notes (collectively referred to as the "financial statements").  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We have served as the Company’s auditor since 1978.

/s/ BKD, LLP

Indianapolis, Indiana

March 12, 2020

MutualFirst Financial, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31,	December 31,
	2019	2018
Assets
Cash and due from banks	$11,192	$13,078
Interest-bearing demand deposits	21,131	20,336
Cash and cash equivalents	32,323	33,414
Interest-bearing time deposits	3,496	4,239
Investment securities available for sale (carried at fair value)	385,622	370,875
Loans held for sale	13,397	3,987
Loans, net of allowance for loan losses of $13,307 and $13,281, at December 31, 2019 and December 31, 2018, respectively	1,476,925	1,482,662
Premises and equipment, net	24,505	25,641
Federal Home Loan Bank stock	13,115	13,034
Deferred tax asset, net	5,146	7,744
Cash value of life insurance	60,740	60,160
Goodwill	22,310	22,310
Core deposit intangibles	2,790	3,569
Other real estate owned and repossessed assets	1,995	2,013
Other assets	21,412	19,665
Total assets	$2,063,776	$2,049,313

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$261,600	$259,909
Interest-bearing	1,291,878	1,259,316
Total deposits	1,553,478	1,519,225
Federal Home Loan Bank advances	245,879	292,497
Other borrowings	17,573	17,988
Other liabilities	20,034	17,240
Total liabilities	1,836,964	1,846,950

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 20,000,000 shares
Issued and outstanding - 8,607,953 and 8,603,462 shares
at December 31, 2019 and December 31, 2018, respectively	86	86
Additional paid-in capital	114,667	117,883
Retained earnings	103,909	87,018
Accumulated other comprehensive income (loss)	8,150	(2,624)
Total stockholders' equity	226,812	202,363
Total liabilities and stockholders' equity	$2,063,776	$2,049,313

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Income

(In Thousands, Except Share and Per Share Data)

	2019	2018	2017

Interest and Dividend Income
Loans receivable	$73,623	$68,474	$51,231
Investment securities	10,723	10,363	7,037
Federal Home Loan Bank stock	692	606	470
Deposits with financial institutions	291	251	130
Total interest and dividend income	85,329	79,694	58,868

Interest Expense
Deposits	15,119	10,856	6,815
Federal Home Loan Bank advances	4,950	4,869	3,604
Other	963	866	192
Total interest expense	21,032	16,591	10,611

Net Interest Income	64,297	63,103	48,257
Provision for loan losses	1,950	2,120	1,220
Net Interest Income After Provision for Loan Losses	62,347	60,983	47,037

Non-interest Income
Service fee income	8,949	7,937	6,584
Net realized gain on sales of available for sale securities	1,014	804	708
Commissions	4,787	4,865	5,027
Net gains on sales of loans	5,871	3,126	3,887
Net servicing fees	595	591	391
Increase in cash value of life insurance	1,239	1,239	1,113
Loss on sale of other real estate and repossessed assets	(19)	(43)	(122)
Other income	2,485	1,055	488
Total non-interest income	24,921	19,574	18,076

Non-interest Expenses
Salaries and employee benefits	36,313	32,964	27,229
Net occupancy expenses	4,055	3,965	3,133
Equipment expenses	2,441	2,514	1,773
Data processing fees	2,613	2,624	2,321
ATM and debit card expenses	2,334	2,290	1,676
Deposit insurance	413	898	724
Professional fees	2,706	2,177	1,855
Advertising and promotion	1,323	1,606	1,223
Software subscriptions and maintenance	3,014	2,719	2,202
Intangible amortization	779	1,103	264
Other real estate and repossessed assets	256	189	165
Other expenses	4,911	5,684	3,440
Total non-interest expenses	61,158	58,733	46,005

Income Before Income Tax	26,110	21,824	19,108
Income tax expense	2,359	2,960	6,793
Net Income	$23,751	$18,864	$12,315

Earnings Per Common Share
Basic	$2.77	$2.25	$1.67
Diluted	$2.74	$2.21	$1.64
Dividends Per Common Share	$0.80	$0.74	$0.66

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Comprehensive Income

(In Thousands)

	2019	2018	2017

Net Income	$23,751	$18,864	$12,315
Other Comprehensive Income (Loss)
Net unrealized holding gain (loss) on securities available for sale	14,878	(2,912)	3,112
Reclassification adjustment for realized gains included in net income	(1,014)	(804)	(708)
Net unrealized loss related to defined benefit plan	(215)	(109)	(20)
	13,649	(3,825)	2,384
Income tax benefit (expense) related to other comprehensive income	(2,875)	820	(749)
Other comprehensive income (loss), net of tax	10,774	(3,005)	1,635
Comprehensive Income	$34,525	$15,859	$13,950

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share and Per Share Data)

		Additional		Accumulated Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balances December 31, 2016	$73	$74,164	$67,055	$(1,254)	$140,038
Net income			12,315		12,315
Other comprehensive income, net of taxes				1,635	1,635
Stock options, exercised	1	1,155			1,156
Cash dividends, common stock ($0.66 per share)			(4,862)		(4,862)
Balances December 31, 2017	$74	$75,319	$74,508	$381	$150,282
Net income			18,864		18,864
Other comprehensive loss, net of taxes				(3,005)	(3,005)
Stock options, exercised		253			253
Cash dividends, common stock ($0.74 per share)			(6,354)		(6,354)
Issuance of common stock related to acquisition	12	42,311			42,323
Balances December 31, 2018	$86	$117,883	$87,018	$(2,624)	$202,363
Net income			23,751		23,751
Other comprehensive income, net of taxes				10,774	10,774
Stock repurchased	(1)	(4,261)			(4,262)
Stock options, exercised	1	1,045			1,046
Cash dividends, common stock ($0.80 per share)			(6,860)		(6,860)
Balances December 31, 2019	$86	$114,667	$103,909	$8,150	$226,812

See Notes to Consolidated Financial Statements

MutualFirst Financial, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	2019	2018	2017

Operating Activities
Net income	$23,751	$18,864	$12,315
Items not requiring cash
Provision for loan losses	1,950	2,120	1,220
Depreciation and amortization	6,689	5,634	4,278
Deferred income tax	(277)	3,465	3,562
Increase in cash value of life insurance	(1,239)	(1,239)	(1,113)
Net accretion of purchase accounting adjustments	31	(439)	264
Loans originated for sale	(216,107)	(122,172)	(116,887)
Proceeds from sales of loans held for sale	212,063	125,450	119,711
Net gain on sale of loans	(5,871)	(3,126)	(3,887)
Net gain on sale of securities, available for sale	(1,014)	(804)	(708)
Gain on bank owned life insurance	(738)	(327)	-
Loss on sale of other real estate and repossessed assets	19	43	122
Change in
Interest receivable and other assets	3,562	(1,798)	619
Interest payable and other liabilities	(2,302)	1,293	287
Other adjustments	231	164	259
Net cash provided by operating activities	20,748	27,128	20,042

Investing Activities
Net change in interest-bearing time deposits	743	6,361	(860)
Purchases of securities, available for sale	(76,520)	(108,809)	(86,499)
Proceeds from maturities and paydowns of securities, available for sale	44,156	31,920	26,622
Proceeds from sales of securities, available for sale	30,833	67,002	34,592
Purchase of Federal Home Loan Bank stock	(81)	(214)	(258)
Net change in loans	(27,333)	(66,903)	(32,901)
Net cash and cash equivalents paid in acquisition	-	(7,673)	-
Proceeds from sales of portfolio loans	26,624	-	18,543
Purchases of premises and equipment	(1,538)	(1,466)	(1,809)
Proceeds from sale of real estate owned and repossessed assets	2,703	1,598	980
Proceeds from bank owned life insurance	1,397	1,669	-
Proceeds from sale of premises and equipment	375	67	-
Net cash provided by (used in) investing activities	1,359	(76,273)	(41,079)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	20,041	(33,214)	50,235
Certificates of deposit	14,071	35,176	(1,583)
Proceeds from FHLB advances	397,700	545,500	414,700
Repayments of FHLB advances	(444,419)	(495,808)	(438,128)
Proceeds from other borrowings	-	10,000	-
Repayments of other borrowings	(515)	(335)	-
Cash dividends	(6,860)	(6,354)	(4,862)
Stock options exercised	1,046	253	1,156
Stock repurchased	(4,262)	-	-
Net cash provided by (used in) financing activities	(23,198)	55,218	21,518
Net Change in Cash and Cash Equivalents	(1,091)	6,073	481
Cash and Cash Equivalents, Beginning of Period	33,414	27,341	26,860
Cash and Cash Equivalents, End of Period	$32,323	$33,414	$27,341

MutualFirst Financial, Inc.

Consolidated Statements of Cash Flows (continued)

(In Thousands)

Additional Cash Flows Information
Interest paid	$21,036	$15,972	$10,505
Income tax paid	1,500	350	2,500
Transfers from loans to loans held for sale	26,937	-	-
Transfers from loans to foreclosed assets	2,414	1,879	624
Mortgage servicing rights capitalized	818	438	549
Right of use assets obtained in exchange for lease obligations	3,603	-	-

In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$-	$406,558	$-
Cash paid in acquisition	-	(18,999)	-
Common stock issued	-	(42,323)	-
Liabilities assumed	$-	$345,236	$-

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

Cash Equivalents - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2019 and 2018, cash equivalents consisted primarily of money market accounts with brokers and checking accounts with government sponsored entities.

At December 31, 2019, the Company’s cash accounts exceeded federally insured limits by approximately $4.7 million. Included in this amount are uninsured accounts of approximately $3.8 million at the Federal Reserve Bank of Chicago and Federal Home Loan Bank of Indianapolis.

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

Investment Securities - Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. At December 31, 2019 and 2018, no securities were classified as held to maturity. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. When the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

Stock options - The Company has stock-based employee compensation plans, which are described more fully in Note 24 of these Notes to Consolidated Financial Statements.

Note 2: Business Combinations

Universal Bancorp

On February 28, 2018, the Company completed the 100% acquisition of Universal Bancorp (“Universal”). Universal and BloomBank, a wholly-owned subsidiary of Universal, merged with and into the Company and the Bank, respectively. BloomBank was headquartered in Bloomfield, Indiana and had 13 retail financial center offices serving counties in central and southern Indiana. Under terms of the merger agreement, shareholders of Universal received fixed consideration of 15.6 shares of MutualFirst common stock and $250.00 in cash for each share of Universal common stock. The Company issued approximately 1.2 million shares of common stock, which was valued at approximately $42.3 million. Based upon the February 28, 2018 closing price of $35.70 per share of MutualFirst common stock, the transaction had an implied valuation of approximately $61.3 million. The Company incurred approximately $340,000 and $2.4 million in pretax expenses related to the acquisition during 2019 and 2018, respectively. These expenses are classified in the non-interest expense section of the income statement, primarily in salaries and employee benefits, professional fees and other expenses. As a result of the acquisition, the Company was able to increase both its deposit and loan base and expects to reduce costs through economies of scale. Goodwill resulted from this transaction due to the expected synergies and economies of scale.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired, liabilities assumed and related deferred tax impacts, which were based on assumptions that were subject to change as management evaluated, the purchase price for the Universal acquisition is detailed in the following table. If, prior to the end of the one-year measurement period for finalizing the purchase price allocation, information became available which indicated adjustments were required to the purchase price allocation, such adjustments would be recorded in the reporting period in which the adjustment amounts were determined. The first quarter of 2019 was the final period allowing for measurement period adjustments. There were no measurement period adjustments in 2019. Measurement period adjustments were calculated as if the accounting had been completed as of the acquisition date.

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

Of the total purchase price, $4.5 million was allocated to a core deposit intangible that is being amortized over its estimated life of 15 years. Of the remaining purchase price, $20.5 million was allocated to goodwill, which is not deductible for tax purposes. Loans acquired had a fair value of $252.4 million. The contractual principal at the acquisition date was $257.0 million. The $4.6 million is accreted into income for the performing loans or utilized for charging off non-performing loans.

Definitive Merger Agreement

On a Form 8-K filed on October 29, 2019, MutualFirst announced it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Northwest Bancshares, Inc. (“Northwest Bancshares”).  Pursuant to the Merger Agreement, at the closing of the merger MutualFirst will merge with and into Northwest Bancshares, with Northwest Bancshares as the surviving entity. Immediately thereafter, Mutual will merge with and into Northwest Bank, the wholly owned subsidiary of Northwest Bancshares, with Northwest Bank as the surviving entity.

Under the terms of the Merger Agreement, each share of common stock of MutualFirst will be converted into the right to receive 2.4 shares of Northwest Bancshares’s common stock, for total consideration valued at approximately $346 million at the date of the announcement.

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

Note 3: Impact of Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board ("FASB") issued Account Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This guidance is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company's financial statements.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements. These amendments align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early application is permitted. An entity should apply the amendments as of the date that it first applied Topic 842, using the same transition methodology in accordance with paragraph 842-10-65-1(c). The Company adopted Topic 842 on January 1, 2019 and applied the amendments in ASU 2019-01 as of the same date and it did not have a material impact on its accounting and disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify the disclosure requirements in Topic 820 as follows:

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

The guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company has assessed adoption of ASU 2018‑13 and it will not have a material effect on the Company's consolidated financial statements.

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The ASU is intended to provide financial statement users with useful information about the expected credit losses on financial instruments and other commitments to extend credit.

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

This ASU was originally effective for the Company for interim and annual periods beginning in the first quarter of 2020, but on October 16, 2019, FASB approved a final ASU delaying the effective date for smaller reporting companies (as defined by the SEC), such as the Company. In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of this ASU 2016-13 for the Company until fiscal years beginning after December 15, 2022. In November 2019, FASB issued ASU 2019-11, Codification Improvements to Financial Instruments – Credit Losses (Topic 326). This ASU clarifies guidance around how to report expected recoveries in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but later determines that the write-off, or portion of the amount, will be recovered. This ASU permits organizations to record expected recoveries on Purchased Credit Deteriorated (PCD) financial assets, also. The ASU reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities, as well. This ASU is effective for the Company for fiscal years after December 15, 2022. Early adoption is permitted. The Company was in the process of implementing a third-party software solution to assist in the application of the new standard for implementation in 2023, however this has been put on hold, due to the pending merger of the Company with Northwest Bancshares.

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

Note 4: Restriction on Cash

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank of Chicago. The reserve requirement at December 31, 2019 was $3.5 million.

Note 5: Investment Securities

The amortized costs and approximate fair values, together with gross unrealized gains and losses on securities, are as follows:

	December 31, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$124,096	$1,940	$(235)	$125,801
Collateralized mortgage obligations	91,013	562	(202)	91,373
Municipal obligations	156,845	9,417	(12)	166,250
Corporate obligations	2,991	-	(793)	2,198
Total investment securities	$374,945	$11,919	$(1,242)	$385,622

	December 31, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available for Sale Securities
Mortgage-backed securities	$106,094	$296	$(2,047)	$104,343
Collateralized mortgage obligations	110,994	157	(1,870)	109,281
Municipal obligations	153,976	2,008	(1,088)	154,896
Corporate obligations	2,998	-	(643)	2,355
Total investment securities	$374,062	$2,461	$(5,648)	$370,875

All mortgage-backed securities and collateralized-mortgage obligations held by the Company as of December 31, 2019 were in government-sponsored and federal agency securities.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2019 and 2018 was $64.4 million and $206.9 million, which is approximately 16.7% and 55.8% of the Company’s investment portfolio at those dates.

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

During 2019 and 2018, the Bank determined that its security holdings had no other-than-temporary impairment.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019 and 2018:

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for Sale Securities
Mortgage-backed securities	$8,718	$(28)	$16,925	$(207)	$25,643	$(235)
Collateralized mortgage obligations	16,708	(56)	17,296	(146)	34,004	(202)
Municipal obligations	2,555	(12)	-	-	2,555	(12)
Corporate obligations	-	-	2,198	(793)	2,198	(793)
Total temporarily impaired securities	$27,981	$(96)	$36,419	$(1,146)	$64,400	$(1,242)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for Sale Securities
Mortgage-backed securities	$33,176	$(348)	$42,230	$(1,699)	$75,406	$(2,047)
Collateralized mortgage obligations	15,139	(111)	64,495	(1,759)	79,634	(1,870)
Municipal obligations	35,501	(542)	14,018	(546)	49,519	(1,088)
Corporate obligations	-	-	2,355	(643)	2,355	(643)
Total temporarily impaired securities	$83,816	$(1,001)	$123,098	$(4,647)	$206,914	$(5,648)

Mortgage-Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO)

The unrealized losses on the Company’s investment in CMOs and MBSs were caused by interest rate changes and illiquidity. The Company expects to recover the amortized cost basis over the term of the securities. Because (1) the decline in market value is attributable to changes in interest rates and illiquidity and not credit quality, (2) the Company does not intend to sell the investments and (3) it is more likely than not the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2019.

Municipal Obligations

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by changes in interest rates and illiquidity. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value of the investments. At December 31, 2019,  the Company does not intend to sell the investments and it is not more likely than not that the Company will not be required to sell these investments. The Company does not consider any of these investment securities to be other-than-temporarily impaired at December 31, 2019.

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

The amortized cost and fair value of securities available for sale at December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
Description of Securities	Amortized Cost	Fair Value
Security obligations due
Within one year	$-	$-
One to five years	952	1,002
Five to ten years	17,197	17,939
After ten years	141,687	149,507
	159,836	168,448
Mortgage-backed securities	124,096	125,801
Collateralized mortgage obligations	91,013	91,373
Totals	$374,945	$385,622

The carrying value of securities pledged as collateral, to secure swap position was $2.7 million as of December 31, 2019. The Company did not have securities pledged as collateral as of December 31, 2018.

Proceeds from sales of securities available for sale during 2019, 2018 and 2017 were $30.8 million, $67.0 million and $34.6 million, respectively. Gross gains of $1.0 million, $892,000 and $776,000 in 2019, 2018 and 2017 were recognized on those sales. Gross losses of $5,000,  $88,000 and $68,000 were recognized on those sales in 2019, 2018 and 2017, respectively.

Note 6: Loans and Allowance

Classes of loans at December 31, 2019 and 2018 include:

	December 31,	December 31,
	2019	2018
Real estate
Commercial	$504,241	$485,808
Commercial construction and development	49,496	53,310
Consumer closed end first mortgage	415,865	464,539
Consumer open end and junior liens	75,596	77,072
Total real estate loans	1,045,198	1,080,729
Other loans
Consumer loans
Auto	57,107	43,667
Boat/RVs	213,305	216,608
Other consumer loans	7,319	6,893
Commercial and industrial	166,019	149,359
Total other loans	443,750	416,527
Total loans	1,488,948	1,497,256
Undisbursed loans in process	(7,516)	(10,096)
Unamortized deferred loan costs, net	8,800	8,783
Allowance for loan losses	(13,307)	(13,281)
Net loans	$1,476,925	$1,482,662

Year-end non-accrual loans, segregated by class of loans, were as follows:

	December 31,	December 31,
	2019	2018
Real estate
Commercial	$756	$4,782
Commercial construction and development	631	62
Consumer closed end first mortgage	3,682	2,777
Consumer open end and junior liens	352	273
Other loans
Consumer loans
Auto	256	88
Boat/RVs	944	470
Other consumer loans	51	46
Commercial and industrial	368	91
Total nonaccrual loans	$7,040	$8,589

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

An age analysis of the Company’s past due loans, segregated by class of loans, as of December 31, 2019 and 2018 are as follows:

	December 31, 2019
							Total Loans
							90 Days
	30‑59	60‑89	90 Days	Total		Total	Past Due
	Days Past	Days Past	or More	Past		Loans	and
	Due	Due	Past Due	Due	Current	Receivable	Accruing
Real estate
Commercial	$2,218	$2,751	$422	$5,391	$498,850	$504,241	$-
Commercial construction and development	114	-	631	745	48,751	49,496	-
Consumer closed end first mortgage	5,731	1,774	2,294	9,799	406,066	415,865	156
Consumer open end and junior liens	447	220	308	975	74,621	75,596	-
Other loans
Consumer loans
Auto	424	104	208	736	56,371	57,107	-
Boat/RVs	1,892	692	475	3,059	210,246	213,305	-
Other consumer loans	128	68	49	245	7,074	7,319	-
Commercial and industrial	855	108	368	1,331	164,688	166,019	-
Total	$11,809	$5,717	$4,755	$22,281	$1,466,667	$1,488,948	$156

	December 31, 2018
							Total Loans
							90 Days
	30‑59	60‑89	90 Days	Total		Total	Past Due
	Days Past	Days Past	or More	Past		Loans	and
	Due	Due	Past Due	Due	Current	Receivable	Accruing
Real estate
Commercial	$1,145	$536	$4,377	$6,058	$479,750	$485,808	$-
Commercial construction and development	4,633	-	61	4,694	48,616	53,310	-
Consumer closed end first mortgage	7,847	1,662	2,696	12,205	452,334	464,539	517
Consumer open end and junior liens	353	114	220	687	76,385	77,072	-
Other loans
Consumer loans
Auto	257	16	72	345	43,322	43,667	-
Boat/RVs	2,174	594	350	3,118	213,490	216,608	-
Other consumer loans	65	8	41	114	6,779	6,893	-
Commercial and industrial	617	93	91	801	148,558	149,359	-
Total	$17,091	$3,023	$7,908	$28,022	$1,469,234	$1,497,256	$517

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

The following tables present impaired loans as of December 31, 2019, 2018 and 2017:

	December 31, 2019
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$5,542	$5,542	$-	$5,878	$377
Commercial construction and development	642	642	-	496	17
Consumer closed end first mortgage	844	844	-	903	-
Other loans
Commercial and industrial	44	44	-	86	2

Loans with a specific valuation allowance
Real estate
Consumer closed end first mortgage	337	337	40	269	-
Other loans
Consumer loans
Boat and RV	251	251	87	101	-

Total
Real estate
Commercial	$5,542	$5,542	$-	$5,878	$377
Commercial construction and development	$642	$642	$-	$496	$17
Consumer closed end first mortgage	$1,181	$1,181	$40	$1,172	$-
Other loans
Consumer loans
Boat and RV	$251	$251	$87	$101	$-
Commercial and industrial	$44	$44	$-	$86	$2

Total	$7,660	$7,660	$127	$7,733	$396

	December 31, 2018
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$6,324	$6,377	$-	$1,882	$-
Commercial construction and development	549	549	-	633	27
Consumer closed end first mortgage	1,137	1,137	-	1,260	-
Commercial and industrial	131	131	-	167	5

Loans with a specific valuation allowance
Real estate
Commercial	174	214	100	206	-

Total
Real estate
Commercial	$6,498	$6,591	$100	$2,088	$-
Commercial construction and development	$549	$549	$-	$633	$27
Consumer closed end first mortgage	$1,137	$1,137	$-	$1,260	$-
Commercial and industrial	$131	$131	$-	$167	$5

Total	$8,315	$8,408	$100	$4,148	$32

	December 31, 2017
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without a specific valuation allowance
Real estate
Commercial	$878	$878	$-	$765	$1
Commercial construction and development	700	700	-	762	33
Consumer closed end first mortgage	1,543	1,543	-	1,451	1
Commercial and industrial	272	342	-	216	5

Loans with a specific valuation allowance
Real estate
Commercial	214	214	100	214	-

Total
Real estate
Commercial	$1,092	$1,092	$100	$979	$1
Commercial construction and development	$700	$700	$-	$762	$33
Consumer closed end first mortgage	$1,543	$1,543	$-	$1,451	$1
Commercial and industrial	$272	$342	$-	$216	$5

Total	$3,607	$3,677	$100	$3,408	$40

The following information presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2019 and 2018.

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

	December 31, 2019
	Commercial				Consumer
		Special
	Pass	Mention	Substandard	Doubtful	Pass	Substandard	Total
Real estate
Commercial	$469,840	$21,837	$12,564	$-			$504,241
Commercial construction and development	46,384	2,112	1,000	-			49,496
Consumer closed end first mortgage					$411,372	$4,493	415,865
Consumer open end and junior liens					75,188	408	75,596

Other loans
Consumer loans
Auto					56,836	271	57,107
Boat/RVs					212,098	1,207	213,305
Other consumer loans					7,265	54	7,319
Commercial and industrial	158,312	3,205	4,502	-			166,019
	$674,536	$27,154	$18,066	$-	$762,759	$6,433	$1,488,948

	December 31, 2018
	Commercial				Consumer
		Special
	Pass	Mention	Substandard	Doubtful	Pass	Substandard	Total
Real estate
Commercial	$465,888	$9,501	$10,419	$-			$485,808
Commercial construction and development	46,649	6,112	549	-			53,310
Consumer closed end first mortgage					$459,771	$4,768	464,539
Consumer open end and junior liens					76,752	320	77,072

Other loans
Consumer loans
Auto					43,559	108	43,667
Boat/RVs					215,830	778	216,608
Other consumer loans					6,835	58	6,893
Commercial and industrial	141,705	4,009	3,645	-			149,359
	$654,242	$19,622	$14,613	$-	$802,747	$6,032	$1,497,256

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2019, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses on other segments.

	December 31, 2019
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$8,426	$1,548	$3,307	$13,281
Provision charged (credited) to expense	322	(79)	1,707	1,950
Losses charged off	(202)	(241)	(1,714)	(2,157)
Recoveries	28	4	201	233
Balance, end of period	$8,574	$1,232	$3,501	$13,307

	December 31, 2018
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$7,704	$1,761	$2,922	$12,387
Provision charged (credited) to expense	914	(57)	1,263	2,120
Losses charged off	(204)	(174)	(1,088)	(1,466)
Recoveries	12	18	210	240
Balance, end of period	$8,426	$1,548	$3,307	$13,281

	December 31, 2017
	Commercial	Mortgage	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$7,358	$2,303	$2,721	$12,382
Provision charged (credited) to expense	483	(271)	1,008	1,220
Losses charged off	(161)	(284)	(967)	(1,412)
Recoveries	24	13	160	197
Balance, end of period	$7,704	$1,761	$2,922	$12,387

The following tables provide a breakdown of the allowance for loan losses and loan portfolio balances by segment as of December 31, 2019, 2018 and 2017.

	December 31, 2019
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$-	$40	$87	$127
Collectively evaluated for impairment	8,574	1,192	3,414	13,180
Total allowance for loan losses	$8,574	$1,232	$3,501	$13,307
Loan balances
Individually evaluated for impairment	$6,228	$1,181	$251	$7,660
Collectively evaluated for impairment	713,528	414,684	353,076	1,481,288
Gross loans	$719,756	$415,865	$353,327	$1,488,948

	December 31, 2018
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	8,326	1,548	3,307	13,181
Loans acquired with deteriorated credit quality	-	-	-	-
Total allowance for loan losses	$8,426	$1,548	$3,307	$13,281
Loan balances
Individually evaluated for impairment	$7,178	$1,137	$-	$8,315
Collectively evaluated for impairment	681,299	463,402	344,240	1,488,941
Loans acquired with deteriorated credit quality	-	-	-	-
Gross loans	$688,477	$464,539	$344,240	$1,497,256

	December 31, 2017
	Commercial	Mortgage	Consumer	Total
Allowance balances
Individually evaluated for impairment	$100	$-	$-	$100
Collectively evaluated for impairment	7,604	1,761	2,922	12,287
Total allowance for loan losses	$7,704	$1,761	$2,922	$12,387
Loan balances
Individually evaluated for impairment	$2,064	$1,543	$-	$3,607
Collectively evaluated for impairment	475,863	442,700	264,543	1,183,106
Gross loans	$477,927	$444,243	$264,543	$1,186,713

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

At December 31, 2019 and 2018, the Company had a number of loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following:  an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following tables describe troubled debts restructured during the years ended December 31, 2019, 2018 and 2017.

	2019
		Pre-Modification	Post-Modification
	No. of Loans	Recorded Balance	Recorded Balance
Real estate
Consumer closed end first mortgage	5	$131	$134
Consumer open end and junior liens	2	33	33

Other loans
Consumer Loans
Auto	3	25	25
Boat/RVs	4	316	316
Other consumer loans	1	10	10
Commercial and industrial	1	49	49

	2018

		Pre-Modification	Post-Modification
	No. of Loans	Recorded Balance	Recorded Balance
Real estate
Commercial	1	$26	$30
Consumer closed end first mortgage	9	381	388
Consumer open end and junior liens	4	82	94

Other loans
Consumer loans
Auto	3	31	30
Boat/RVs	6	353	348
Other consumer loans	1	4	4
Commercial and industrial	1	60	61

	2017

		Pre-Modification	Post-Modification
	No. of Loans	Recorded Balance	Recorded Balance
Real estate
Consumer closed end first mortgage	7	$320	$324
Consumer open end and junior liens	2	16	16

Other loans
Commercial and industrial	1	72	72

The impact on the allowance for loan losses was insignificant as a result of these modifications.

Newly restructured loans by type for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019
				Total
	Rate	Term	Combination	Modification
Real estate
Consumer closed end first mortgage	$-	$-	$134	$134
Consumer open end and junior liens	-	7	26	33

Other loans
Consumer loans
Auto	-	8	17	25
Boat/RVs	-	16	300	316
Other consumer loans	-	10	-	10
Commercial and industrial	-	49	-	49

	2018
				Total
	Rate	Term	Combination	Modification
Real estate
Commercial	$-	$30	$-	$30
Consumer closed end first mortgage	-	38	350	388
Consumer open end and junior liens	-	35	59	94

Other loans
Consumer loans
Auto	-	30	-	30
Boat/RVs	-	321	27	348
Other consumer loans		4	-	4
Commercial and industrial	-	61	-	61

	2017
				Total
	Rate	Term	Combination	Modification
Real Estate
Consumer closed end first mortgage	$-	$27	$297	$324
Consumer open end and junior liens	-	3	13	16

Other loans
Commercial and industrial	-	72	-	72

Defaults of any loans modified as troubled debt restructurings made in the years ended December 31, 2019, 2018 and 2017, respectively, are listed in the tables below. Defaults are defined as any loans that become 90 days past due.

	2019

		Post-Modification Outstanding
	No. of Loans	Recorded Balance
Real Estate
Consumer closed end first mortgage	1	$80

Other loans
Consumer loans
Boat/RV	2	299

	2018

		Post-Modification Outstanding
	No. of Loans	Recorded Balance
Real Estate
Consumer closed end first mortgage	1	$48
Consumer open end and junior liens	1	5

	2017
		Post-Modification Outstanding
	No. of Loans	Recorded Balance
Real Estate
Consumer closed end first mortgage	1	$79

At December 31, 2019 and 2018, the Company had residential real estate owned as a result of foreclosure totaling $805,000 and $541,000, respectively. At December 31, 2019 and 2018, real estate in the process of foreclosure was $1.9 million and $833,000, respectively.

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

The aggregate amount of loans, as defined, to such related parties was as follows:

2019
Balances, January 1,	$6,075
Change in composition	(842)
New loans, including renewals	3,867
Payments, etc., including renewals	(4,487)
Balances, December 31,	$4,613

Note 8: Premises and Equipment

Major classifications of premises and equipment are as follows:

	December 31,
	2019	2018
Land	$9,008	$9,323
Buildings and land improvements	22,499	22,323
Equipment	16,930	16,196
Total cost	48,437	47,842
Accumulated depreciation and amortization	(23,932)	(22,201)
Net	$24,505	$25,641

Note 9: Core Deposit and Other Intangibles

The carrying basis of recognized intangible assets at December 31, 2019 and 2018, were:

	2019	2018
Core deposits	$2,790	$3,569

Amortization expense for the years ended December 31, 2019, 2018 and 2017, was $779,000,  $1.1 million and $264,000, respectively. Estimated amortization expense for the remaining life is:

2020	$640
2021	518
2022	406
2023	312
2024	241
Thereafter	673
$2,790

Note 10: Goodwill

Goodwill is recorded on the acquisition date of an entity. During the measurement period ended first quarter 2019, the Company could record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The Universal acquisition on February 28, 2018 resulted in $20.5 million of goodwill, which included a measurement period adjustment of a $1.6 million reduction recorded during the second and fourth quarters of 2018 of $1.4 million and $200,000, respectively. No additional measurement period adjustments were recorded during 2019. Details regarding the acquisition are discussed in Note 2 of these Notes to Consolidated Financial Statements.

The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 were:

	2019	2018
Balance as of January 1	$22,310	$1,800
Goodwill acquired during the year	-	22,069
Measurement period adjustments	-	(1,559)
Balance as of December 31	$22,310	$22,310

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

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. The Company acquired two loans with evidence of credit deterioration recorded at a fair value of $313,000. Both loans were paid off as of December 31, 2018.

The following table presents the carrying amounts of the acquired loans included in the balance sheet amounts of loans receivable as of December 31, 2019 and 2018.

	2019	2018
Outstanding balance
Real estate
Commercial	$84,848	$120,249
Commercial construction and development	6,108	8,664
Consumer closed end first mortgage	24,218	30,694
Consumer open end and junior liens	6,452	8,032
Total real estate loans	121,626	167,639
Other loans
Consumer loans
Auto	524	1,138
Boat/RVs	17	97
Other	311	523
Commercial and industrial	8,277	10,571
Total other loans	9,129	12,329
Total loans	$130,755	$179,968

Carrying amount	$129,045	$177,169
Allowance	-	-
Carrying amount net of allowance	$129,045	$177,169

Accretable yield, or income expected to be collected as of December 31, 2019 and 2018 were $1.7 million and $2.8 million, respectively.

Note 12: Derivative Financial Instruments

The Company has certain interest rate derivative positions that are not designated as hedging instruments. Derivative assets and liabilities are recorded at fair value on the Consolidated Balance Sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. These derivative positions relate to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, the Company agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the client to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s Consolidated Statements of Income. The notional amount of customer-facing swaps as of December 31,

2019 and 2018 was approximately $33.3 million and $21.1 million, respectively. During the year ended December 31, 2019 and 2018, the Company did not recognize any net gains or losses related to the changes in fair value of these swaps. Additionally, the Company recognized income for the related swap fees of $164,000 during 2019 and no swap fee income was recognized during 2018.

The following table shows the amounts of derivative financial instruments at December 31, 2019 and 2018.

	Derivatives
		Fair Value			Fair Value
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
	Location	2019	2018	Location	2019	2018
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$1,278	$599	Other liabilities	$1,278	$599

Note 13: Deposits

Deposits were comprised of the following at December 31, 2019 and 2018:

	December 31,
	2019	2018
Demand deposits	$661,388	$668,044
Savings	177,296	182,346
Money market savings	208,699	170,380
Certificates and other time deposits of $100,000 or more	201,861	184,788
Other certificates	190,933	193,162
Brokered deposits	113,301	120,505
Total deposits	$1,553,478	$1,519,225

At December 31, 2019 and 2018, total deposits that meet or exceed the FDIC’s standard deposit insurance amount of $250,000 were $439.2 million and $419.8 million, respectively.

Certificates maturing in years ending December 31 are as follows:

2020	$349,333
2021	76,550
2022	34,003
2023	20,186
2024	21,765
Thereafter	815
$502,652

Note 14: Federal Home Loan Bank Advances

FHLB advances maturing in years ending December 31 are as follows:

2020	$107,824
2021	31,565
2022	14,991
2023	6,999
2024	15,000
Thereafter	69,500
$245,879

At December 31, 2019, the Company had pledged $434.6 million in qualifying first mortgage loans as collateral for advances and outstanding letters of credit. Advances, at interest rates from 0.69% to 5.00% at December 31, 2019, were subject to restrictions or penalties in the event of prepayment.

At December 31, 2019, the Company had a total of $71.5 million in putable and $42.0 million in symmetrical advances with Federal Home Loan Bank. The call dates for these advances range from 2020 through 2024 even though maturity dates extend beyond those dates.

Note 15: Other Borrowings

Other borrowings consisted of the following component as of December 31:

	2019	2018
Notes payable	$9,150	$9,665
Subordinated debentures, net of discount	8,423	8,323
Total	$17,573	$17,988

The Company assumed $5.0 million in subordinated debentures as the result of the acquisition of MFB Corp. in 2008. In 2005, MFB Corp. had formed MFBC Statutory Trust I (MFBC), as a wholly owned business trust, to sell trust preferred securities. The proceeds from the sale of these trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from the acquired company. The junior subordinated debentures are the sole assets of MFBC and are fully and unconditionally guaranteed by the Company. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The rate resets quarterly at the prevailing three-month LIBOR rate plus 170 basis points, which was 3.59% at December 31, 2019. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty. These securities mature on September 15, 2035. The net balance of the securities as of December 31, 2019 was $4.3 million due to the fair value adjustment of the securities made at the time of the acquisition.

The Company assumed $5.0 million in subordinated debentures as a result of the acquisition of Universal in 2018. These securities mature 30 years from the date of issuance, or October 7, 2035. The rate resets quarterly at the prevailing three-month LIBOR rate plus 169 basis points, which was 3.68% at December 31, 2019. The Company has the right to redeem the trust preferred securities, in whole or in part, without penalty. These securities mature on October 7, 2035. The net balance of the securities as of December 31, 2019 was $4.1 million due to the fair value adjustment of the securities made at the time of the acquisition.

The Company borrowed $10.0 million in two $5.0 million term notes from First Horizon Bank to use in the acquisition of Universal. These loans had a combined balance of $9.2 million at December 31, 2019. The fixed rate term note had a balance of $4.2 million and matures 5 years from the date of issuance, or February 28, 2023. This term note bears a fixed rate of interest of 4.99% per annum and requires quarterly principal payments, which began March 31, 2018. The variable rate term note matures 5 years from the date of issuance, or February 28, 2023. This term note bears a rate of interest of the prevailing three-month LIBOR rate plus 195 basis points, which was 4.04%  at December 31, 2019. The Company has the right to redeem either note at any time, in whole or in part, without penalty.

Contractual maturities of notes payable as of December 31, 2019, are as follows:

Principal Payments Due in Years Ending December 31:
2020	$1,061
2021	1,084
2022	829
2023	6,176
$9,150

Note 16: Lease Commitments

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

The following table shows lease right of use assets and lease liabilities as of December 31, 2019.

	Statement of Financial Condition classification	December 31, 2019
Operating lease right of use asset	Other Assets	$2,607

Operating lease liabilities	Other Liabilities	$2,627

The following table shows the components of operating leases expense for the year ended December 31, 2019.

	Statement of Income classification	2019	2018
Operating lease cost	Net occupancy expenses and equipment expenses	$646	$687
Short-term lease cost	Net occupancy expenses and equipment expenses	76	122
Variable lease cost	Net occupancy expenses	176	152
Total operating lease cost		$898	$961

Operating lease costs are included in net occupancy expenses and equipment expenses. Gross rental expense for the operating leases in net occupancy expenses for the year ended December 31, 2019 was $758,000. Gross rental expense for the operating leases in equipment expenses for the year ended December 31, 2019 was $160,000.

The following table shows future minimum rental commitments for all noncancelable operating leases for the next five years and thereafter.

2020	$753
2021	619
2022	530
2023	333
2024	45
Thereafter	1,174
Total lease payments	$3,454
Less: present value discount	827
Present value of lease liabilities	$2,627

The following table shows the weighted average remaining lease term, the weighted average discount rate and supplemental Consolidated Statement of Cash Flows information for operating leases at December 31, 2019.

	December 31, 2019
Weighted average remaining lease term	10.60	years
Weighted average discount rate	3.76%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$759

Note 17: Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans consist of the following:

	2019	2018
Loans serviced for
Freddie Mac	$403,111	$365,863
Fannie Mae	62,958	75,162
FHLB	46,759	54,399
Other investors	1,246	1,176
	$514,074	$496,600

The aggregate fair value of capitalized mortgage servicing rights is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates. The amount of servicing fees collected during 2019, 2018 and 2017 totaled approximately $1.3 million, $1.1 million, and $783,000, respectively.

	2019	2018	2017
Mortgage-servicing rights
Balances, January 1	$2,671	$1,504	$1,351
Mortgage-servicing rights acquired	-	1,325	-
Servicing rights capitalized	818	438	549
Amortization of servicing rights	(673)	(596)	(396)
	$2,816	$2,671	$1,504

The fair value of servicing rights subsequently measured using the amortization method was as follows:

	2019	2018	2017
Mortgage-servicing rights
Fair value, beginning of period	$3,518	$2,246	$2,110
Fair value, end of period	3,436	3,518	2,246

Note 18: Income Tax

The provision for income taxes includes these components:

	2019	2018	2017
Income tax expense
Currently payable (receivable)
Federal	$2,636	$(505)	$3,231
State	-	-	-
Deferred
Federal	53	3,465	1,342
Effect of "Tax Cuts and Jobs Act"	-	-	2,000
State	(330)	-	220
Total income tax expense	$2,359	$2,960	$6,793

A reconciliation of income tax expense at the federal statutory rate to actual tax expense is shown below:

	2019	2018	2017
Federal statutory income tax at 21%, 21% & 34%, respectively	$5,483	$4,583	$6,496
Non tax captive insurance income	(275)	(245)	(310)
State taxes	(261)	-	145
Tax credits	(134)	(134)	(96)
Tax-exempt income	(1,520)	(1,355)	(1,453)
Effect of "Tax Cuts and Jobs Act"	-	-	2,000
Equity compensation	(715)	-	-
Other	(219)	111	11
Actual tax expense	$2,359	$2,960	$6,793
Effective tax rate	9.03%	13.56%	35.55%

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 reducing the Company’s federal corporate tax rate from 34% to 21%, effective January 1, 2018. For deferred tax assets and liabilities, amounts were remeasured based on the rates expected to reverse in the future, which was 21%. Based on this new law, we recorded an additional tax expense of $2.0 million due to the revaluation of the Company’s deferred tax asset in 2017. The Tax Act repealed the corporate Alternative Minimum Tax (“AMT”) and as a result a portion of the Company’s AMT credit carryover from prior years is refundable beginning in 2018.

The components of the net deferred tax asset included on the consolidated balance sheets at December 31, were as follows:

	December 31,
	2019	2018
Assets
Allowance for loan losses	$3,201	$3,054
Deferred compensation	2,360	1,855
Business tax and AMT credit carryovers	408	821
Net operating loss carryover	2,861	3,256
Goodwill impairment	391	630
Purchase accounting adjustments	1,070	1,322
Unrealized loss on securities available for sale	-	640
Other real estate owned	999	1,001
Other	1,316	902
Total assets	12,606	13,481

Liabilities
Unrealized gain on securities available for sale	$(2,289)	$-
Depreciation and amortization	(860)	(580)
FHLB stock	(298)	(298)
State income tax	(391)	(425)
Loan fees	(239)	(257)
Investments in limited partnerships	(1,218)	(1,424)
Mortgage servicing rights	(782)	(717)
Core deposit intangible	(884)	(1,042)
Other	(199)	(629)
Total liabilities	(7,160)	(5,372)

Valuation Allowance
Beginning balance	(365)	(407)
Decrease during period	65	42
Ending balance	(300)	(365)
Net deferred tax asset	$5,146	$7,744

The Company has a federal net operating loss carryforward acquired in the Universal acquisition of $7.1 million. The use of this carryforward is limited to $1.3 million annually. The Company also has a state net operating loss carryforward of $27.4 million that will begin to expire in 2025. In addition, the Company has an AMT credit carryover of $408,000.  Management believes that the Company will be able to utilize the benefits recorded for the state loss carryforwards and federal credits within the allotted time periods, except for the amount represented by the valuation allowance. The valuation allowance has been recorded for the possible inability to use a portion of the state net operating loss carryover.

Retained earnings include approximately $14.7 million for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amounts was approximately $3.1 million at December 31, 2019.

The Company’s federal and state income tax returns have been closed without audit by the IRS through the year ended December 31, 2015.

Note 19: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	December 31,	December 31,
	2019	2018
Net unrealized gain (loss) on securities available for sale	$10,677	$(3,187)
Net unrealized gain relating to defined benefit plan liability	(314)	(99)
	10,363	(3,286)
Tax effect	(2,213)	662
Net of tax amount	$8,150	$(2,624)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Statement of Income for the years ended December 31, 2019, 2018 and 2017.

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income For the Year Ended
	December 31,
Details about Accumulated Other Comprehensive Income Components	2019	2018	2017	Affected Line Item in the Statements of Income
Realized gains on available for sale securities
Realized securities gains reclassified into income	$1,014	$804	$708	Total non-interest income - net realized gains on sale of available for sale securities
Related income tax expense	(213)	(169)	(241)	Income tax expense

Total reclassifications for the period, net of tax	$801	$635	$467

Note 20: Commitments and Contingent Liabilities

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

Financial instruments whose contract amount represents credit risk as of December 31:

	2019	2018
Loan commitments	$254,463	$265,696
Standby letters of credit	3,296	2,106

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

The Company and Bank are also subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits at December 31, 2019 will not have a material adverse effect on the consolidated financial position of the Company.

The Company has entered into employment agreements with certain officers that provide for the continuation of salary and certain benefits for a specified period of time under certain conditions. Under the terms of the agreement, these payments could occur in the event of a change in control of the Company or other circumstances.

Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days, and which are primarily intended for sale to investors in the secondary market. Total mortgage loans in the process of origination amounted to $11.4 million and $7.7 million, and mortgage loans held for sale amounted to $13.4 million and $4.0 million, at December 31, 2019 and 2018, respectively.

Note 21: Stockholders’ Equity

Without prior regulatory approval, current regulations allow the Bank to pay dividends to the Company not exceeding retained net income for the previous two calendar years and the current year. In the event the Bank becomes unable to pay dividends to the Company, the Company may not be able to service its debt, pay its other obligations or pay dividends on its common stock. At December 31, 2019, the Bank was able to pay dividends without prior regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2019 and 2018, the Bank meets all capital adequacy requirements to which it is subject.

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

The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of 9 percent to replace the leverage and risk-based regulatory capital ratios.  The Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy statement” by raising the maximum amount of assets a qualifying holding company may have from $1.0 billion to $3.0 billion.  This expansion also excludes such holding companies from the minimum capital requirement of the Dodd-Frank Act.  In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

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

The Bank’s actual capital amounts and ratios as of December 31, are presented in the tables below.

	December 31, 2019
					Minimum Required To
			Minimum Regulatory		be Considered
	Actual Capital Levels		Capital Levels		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level(1):
MutualBank	$201,197	9.9%	$80,985	4.0%	$101,231	5.0%
Common Equity Tier 1 Capital Level (2) :
MutualBank	$201,197	13.0%	$69,574	4.5%	$100,496	6.5%
Tier 1 Risk-Based Capital Level (3) :
MutualBank	$201,197	13.0%	$92,766	6.0%	$123,688	8.0%
Total Risk-Based Capital Level (4) :
MutualBank	$214,504	13.9%	$123,688	8.0%	$154,610	10.0%

(1)	Tier 1 Capital to Total Average Assets for the Leverage Ratio of $2.0 billion for the Bank at December 31, 2019.
(2)	Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.5 billion for the Bank at December 31, 2019.
(3)	Tier 1 Capital to Risk-Weighted Assets.
(4)	Total Capital to Risk-Weighted Assets.

	December 31, 2018
					Minimum Required To
			Minimum Regulatory		be Considered
	Actual Capital Levels		Capital Levels		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Level(1) :
MutualBank	$184,803	9.2%	$80,309	4.0%	$100,386	5.0%
Common Equity Tier 1 Capital Level (2) :
MutualBank	$184,803	12.1%	$68,476	4.5%	$98,910	6.5%
Tier 1 Risk-Based Capital Level (3) :
MutualBank	$184,803	12.1%	$91,301	6.0%	$121,735	8.0%
Total Risk-Based Capital Level (4) :
MutualBank	$198,084	13.0%	$121,734	8.0%	$152,169	10.0%

(1)	Tier 1 Capital to Total Average Assets for the Leverage Ratio of $2.0 billion for the Bank at December 31, 2018.
(2)	Common Equity Tier 1 Capital to Risk-Weighted Assets of $1.5 billion for the Bank at December 31, 2018.
(3)	Tier 1 Capital to Risk-Weighted Assets.
(4)	Total Capital to Risk-Weighted Assets.

The minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was fully phased in during 2019. The capital conservation buffer was 2.5% at December 31, 2019. The unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of December 31, 2019, the Bank is in excess of the capital conversation buffer requirements.

Note 23: Employee Benefits

The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The contributions are discretionary and determined annually. The Company matches employees’ contributions at the following rates: 100 percent of participant contributions up to 4% and 50 percent of participant contributions from 4-6%, not to exceed a maximum of 5% of their compensation. The Company’s expense for the plan was $1.2 million for both 2019 and 2018 and $957,000 for 2017.

The Company has an executive benefit plan and deferred compensation arrangements for the benefit of certain officers. The Company also has deferred compensation arrangements with certain directors whereby, in lieu of previously receiving fees, the directors or their beneficiaries will be paid benefits for an established period following the director’s retirement or death. These arrangements are informally funded by life insurance contracts which have been purchased by the Company. The Company records a liability for these vested benefits based on the present value of future payments. The Company’s expense for the plan was $790,000,  $675,000 and $652,000 for 2019, 2018 and 2017, respectively.

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

The following is a summary of the status of the Company’s stock option plans and changes in these plans during 2019.

	2019
		Weighted	Weighted		Aggregate
		Average	Average		Intrinsic
		Exercise	Remaining		Value
Options	Shares	Price	Contractual Life		(in thousands)
Outstanding, beginning of year	210,862	$7.63
Exercised	140,962	7.43
Outstanding and exercisable, end of year	69,900	$8.03	4.9	years	$2,211

There were 140,962,  28,538 and 65,161 options exercised during the years ended December 31, 2019, 2018 and 2017. There were no options granted during those periods. The Company will fulfill options with authorized but unissued shares of stock from the 352,741 shares the Company has authorized under the 2008 shareholder-approved stock option and incentive plan. The Company will also fulfill options with authorized but unissued shares of stock from the 141,462 shares the Company has authorized under the 2000 stock option plan. Outstanding options may continue to be exercised from these plans; however no further grants can be made.

Cash received from options exercised under all share-based payment arrangements for years ended December 31, 2019, 2018 and 2017 was $1.0 million, $253,000 and $1.2 million, respectively. The intrinsic value on options exercised during the years ended December 31, 2019, 2018 and 2017 was $4.0 million, $722,000 and $1.1 million, respectively.

Note 25: Earnings Per Share

Earnings per share were computed as follows:

	2019

		Weighted
	Net Income	Shares	Amount
Basic Earnings Per Share
Net income	$23,751	8,575,355	$2.77
Effect of Dilutive Securities
Stock options		106,753
Diluted Earnings Per Share
Net income available and assumed conversions	$23,751	8,682,108	$2.74

	2018

		Weighted
	Net Income	Shares	Amount
Basic Earnings Per Share
Net income	$18,864	8,394,195	$2.25
Effect of Dilutive Securities
Stock options		149,302
Diluted Earnings Per Share
Net income available and assumed conversions	$18,864	8,543,497	$2.21

	2017
		Weighted
		Average	Per-Share
	Net Income	Shares	Amount
Basic Earnings Per Share
Net income	$12,315	7,360,066	$1.67
Effect of Dilutive Securities
Stock options		141,993
Diluted Earnings Per Share
Net income available and assumed conversions	$12,315	7,502,059	$1.64

As of December 31, 2019, 2018 and 2017, the exercise price for all options was lower than the average market price of the common shares.

Note 26: Fair Values of Financial Instruments

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

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2019
Available for sale securities
Mortgage-backed securities	$125,801	$-	$125,801	$-
Collateralized mortgage obligations	91,373	-	91,373	-
Municipal obligations	166,250	-	166,250	-
Corporate obligations	2,198	-	-	2,198
Interest rate swap asset	1,278	-	1,278	-
Interest rate swap liability	1,278	-	1,278	-

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Available for sale securities
Mortgage-backed securities	$104,343	$-	$104,343	$-
Collateralized mortgage obligations	109,281	-	109,281	-
Municipal obligations	154,896	-	154,896	-
Corporate obligations	2,355	-	-	2,355
Interest rate swap asset	599	-	599	-
Interest rate swap liability	599	-	599	-

The following is a reconciliation of the beginning and ending balances for the years ended December 31, 2019, 2018 and 2017 of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	2019	2018	2017

Beginning balance	$2,355	$2,721	$2,588
Total realized and unrealized gains (losses)
Included in net income	-	(44)	-
Included in other comprehensive income (loss)	(150)	561	133
Purchases, issuances and settlements	(7)	(883)	-
Ending balance	$2,198	$2,355	$2,721
Total gains for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$-	$-	$-

Items Measured at Fair Value on a Non-Recurring Basis

From time to time, certain assets may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period.

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

December 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,198	Discounted cash flow	Discount rate	6.3%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.6%
			Projected cures given deferral	0-15.0%
			Loss severity	26.5%
Impaired loans (collateral dependent)	$460	Third party valuations	Discount to reflect realizable value less estimated selling costs	7.2-34.9%
Other real estate owned	$188	Third party valuations	Discount to reflect realizable value less estimated selling costs	20.0%

December 31, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range
Trust Preferred Securities	$2,355	Discounted cash flow	Discount rate	6.8%
			Constant prepayment rate	2.0%
			Cumulative projected prepayments	40.0%
			Probability of default	1.7%
			Projected cures given deferral	0 - 15.0%
			Loss severity	21.4%

The estimated fair values of the Company’s financial instruments not carried at fair value in the consolidated balance sheets as of the dates noted below are as follows:

			Fair Value Measurements Using
	Carrying
December 31, 2019	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$32,323	$32,323	$32,323	$-	$-
Interest-bearing time deposits	3,496	3,496	3,496	-	-
Loans held for sale	13,397	13,798	-	13,798	-
Loans, net	1,476,925	1,450,636	-	-	1,450,636
FHLB stock	13,115	13,115	-	13,115	-
Interest receivable	6,932	6,932	-	6,932	-
Liabilities
Deposits	1,553,478	1,555,045	1,050,827	-	504,218
FHLB advances	245,879	246,512	-	246,512	-
Other borrowings	17,573	17,150	-	17,150	-
Interest payable	1,071	1,071	-	1,071	-

			Fair Value Measurements Using
	Carrying
December 31, 2018	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$33,414	$33,414	$33,414	$-	$-
Interest-bearing time deposits	4,239	4,239	4,239	-	-
Loans held for sale	3,987	4,011	-	4,011	-
Loans, net	1,482,662	1,456,270	-	-	1,456,270
FHLB stock	13,034	13,034	-	13,034	-
Interest receivable	6,940	6,940	-	6,940	-
Liabilities
Deposits	1,519,225	1,514,852	1,030,785	-	484,067
FHLB advances	292,497	290,092	-	290,092	-
Other borrowings	17,988	17,665	-	17,665	-
Interest payable	1,075	1,075	-	1,075	-

Note 27: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2019	2018
Assets
Cash on deposit with Bank	$2,974	$3,590
Cash on deposit with others	102	95
Total cash	3,076	3,685
Investment in common stock of subsidiaries	239,917	214,195
Other assets	1,444	2,838
Total assets	$244,437	$220,718

Liabilities
Other borrowings	$17,573	$17,988
Other liabilities	52	367
Total liabilities	17,625	18,355

Stockholders’ Equity	226,812	202,363
Total liabilities and stockholders’ equity	$244,437	$220,718

Condensed Statements of Income

	2019	2018	2017
Income
Dividends from subsidiaries	$11,000	$6,695	$15,100
Other income	15	9	-
Total income	11,015	6,704	15,100
Expenses	2,710	1,922	1,041
Income before income tax and equity in undistributed income of subsidiaries	8,305	4,782	14,059
Income tax benefit	(498)	(412)	(495)
Income before equity in undistributed income (distributions in excess of income) of subsidiaries	8,803	5,194	14,554
Equity in undistributed income (distributions in excess of income) of subsidiaries	14,948	13,670	(2,239)
Net Income Available to Common Shareholders	$23,751	$18,864	$12,315

Condensed Statements of Comprehensive Income

	2019	2018	2017
Net income	$23,751	$18,864	$12,315
Other comprehensive income:
Net unrealized holding gain (loss) on securities available for sale	14,878	(2,912)	3,112
Less: Reclassification adjustment for realized gains included in net income	(1,014)	(804)	(708)
Net unrealized loss relating to defined benefit plan	(215)	(109)	(20)
	13,649	(3,825)	2,384
Income tax (expense) benefit related to other comprehensive income	(2,875)	820	(749)
Other comprehensive income (loss)	10,774	(3,005)	1,635
Comprehensive income	$34,525	$15,859	$13,950

Condensed Statements of Cash Flows

	2019	2018	2017
Operating Activities
Net income	$23,751	$18,864	$12,315
Item not requiring cash
Deferred income tax benefit	314	20	(14)
(Equity in undistributed income) distributions in excess of income of subsidiaries	(14,948)	(13,670)	2,239
Other	865	(660)	74
Net cash provided by operating activities	9,982	4,554	14,614

Investing Activity
Net cash received (paid) in acquisition	-	(16,463)	-
Net cash used in investing activity	-	(16,463)	-

Financing Activities
Repayment of other borrowings	$(515)	$(335)	$-
Proceeds from other borrowings	-	10,000	-
Stock repurchased	(4,262)	-	-
Cash dividends	(6,860)	(6,354)	(4,862)
Proceeds from stock options exercised	1,046	253	1,156
Net cash provided by (used in) financing activities	(10,591)	3,564	(3,706)
Net Change in Cash	(609)	(8,345)	10,908
Cash, Beginning of Year	3,685	12,030	1,122
Cash, End of Year	$3,076	$3,685	$12,030

Note 28: Quarterly Results of Operations (Unaudited)

						Basic	Diluted
				Provision		Earnings Per	Earnings Per
	Interest	Interest	Net Interest	for Loan		Common	Common
Quarter Ended	Income	Expense	Income	Losses	Net Income	Share	Share
2019
March 31	$21,302	$5,260	$16,042	$475	$5,238	$0.61	$0.60
June 30	21,518	5,474	16,044	475	5,751	0.67	0.66
September 30	21,617	5,372	16,245	425	6,134	0.72	0.71
December 31	20,892	4,926	15,966	575	6,628	0.77	0.77
Total	$85,329	$21,032	$64,297	$1,950	$23,751	$2.77	$2.74

2018
March 31	$16,748	$3,164	$13,584	$450	$4,007	$0.51	$0.50
June 30	20,621	4,013	16,608	500	4,165	0.49	0.48
September 30	20,836	4,419	16,417	570	5,402	0.63	0.62
December 31	21,489	4,995	16,494	600	5,290	0.62	0.61
Total	$79,694	$16,591	$63,103	$2,120	$18,864	$2.25	$2.21

2017
March 31	$14,109	$2,396	$11,713	$200	$3,206	$0.44	$0.43
June 30	14,652	2,565	12,087	300	3,898	0.53	0.52
September 30	15,026	2,762	12,264	370	3,751	0.51	0.50
December 31	15,081	2,888	12,193	350	1,460	0.20	0.19
Total	$58,868	$10,611	$48,257	$1,220	$12,315	$1.67	$1.64

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in SEC Rule 13a‑15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s  rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate.  An evaluation of the Company’s disclosure controls and procedures as of December 31, 2019, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s  rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on our assessment, we believe that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on the specified criteria.

Date: March 12, 2020	By:	/s/ David W. Heeter
David W. Heeter
President and Chief Executive Officer

	By:	/s/ Christopher D. Cook
Christopher D. Cook
Senior Vice President, Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee

MutualFirst Financial, Inc.

Muncie, Indiana

Opinion on the Internal Control over Financial Reporting

We have audited MutualFirst Financial, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework:  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework:  (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company and our report dated March 12, 2020, expressed an unqualified opinion thereon.

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

March 12, 2020

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in SEC Rule 13a‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth information regarding our directors and executive officers who are also directors including their age, position with the Company and term of office.

Name	Age(1)	Positions with the Company	Director Since(2)		Term Expires

David W. Heeter	58	President, Chief Executive Officer and Director	2003		2022
Brian C. Hewitt	61	Director	2013	(3)	2022
Edward C. Levy	71	Director	2005	(4)	2021
Michelle A. Altobella	49	Director	2018		2021
Mark L. Barkley	56	Director	1997	(3)	2021
Richard J. Lashley	61	Director	2017		2021
Linn A. Crull	64	Director	1997		2020
Wilbur R. Davis	65	Director	1991		2020
Charles J. Viater	65	Senior Vice President and Director	1995	(4)	2020
James M. Bernard	68	Director	2018		2020
William V. Hughes	72	Director	1999		2020
Michael J. Marien	72	Director	1987	(4)	2020

(1)	At December 31, 2019.
(2)	Includes years of service on the Board of the Bank prior to the formation of the Company.
(3)	Includes years of service as a director of Universal Bancorp which was acquired by MutualFirst on February 28, 2018.
(4)	Includes service as a director of MFB Corporation which was acquired by MutualFirst 2008.

The business experience for at least the past five years of each member of the Company’s Board of Directors is set forth below.

Michelle A. Altobella. Ms. Altobella is an attorney and currently the chief privacy officer for Indiana University Health, Inc. and the Vice President and general counsel for Indiana University Health East Region. Ms. Altobella is a specialist in healthcare law and corporate governance. Her expertise in corporate governance and her participation in our local business community over two decades will enhance the boards knowledge of corporate governance issues and involvement with the community.

Mark L. Barkley.  Mr. Barkley is the former chairman and CEO of Universal Bancorp and BloomBank, a position he held from 1997 until its merger with the Company in February 2018. Mr. Barkley’s over 20-year background in bank operations and knowledge of our expanded market after the Universal acquisition are important to the board and will assist the board in carrying out their functions of overseeing and understanding many aspects of the Bank’s business.

James M. Bernard. Mr. Bernard is a seasoned investment professional and holds the CFA designation. He is the senior vice president and fixed income portfolio manager for Ancora Advisors LLC. Mr. Bernard has also worked in a financial institution as an investment manager. Mr. Bernard’s vast experience understanding financial market conditions and the challenges they may pose will help the board in addressing business issues.

Linn A. Crull.  Mr. Crull is a Certified Public Accountant and has been a member and managing partner of the accounting firm of Whitinger & Company, LLC, Muncie, Indiana, since 1979.  Mr. Crull has over 35 years of experience in public accounting, including conducting audits and preparing financial statements, and his knowledge of generally accepted accounting principles brings important technical expertise to the Board and was critical to his selection for service on the Board and as Chair of the Audit/Compliance Committee.  His years of providing business consulting services to a broad range of companies has provided him with knowledge of compensation issues that aids the Board and the Compensation Committee. His skills and experience as a member of a financial advisory firm provides insight into various investment vehicles that supports the Board and the Wealth Management Committee.

Wilbur R. Davis.  Mr. Davis currently serves as President of the Ball State Innovation Corporation, the technology transfer and commercialization arm of Ball State University.  Mr. Davis also served as co-founder and President of Ontario Systems, LLC, a computer software company located in Muncie, Indiana from 1980 until July, 2008 and Chairman until January 1, 2016.  He is the Chairman of the Board of Directors of the Company and the Bank, and as such, he serves on every committee of the board.  Mr. Davis brings management expertise, as well as information technology knowledge to the Board.  His participation in our local business community for over 30 years brings a knowledge of the local economy and business opportunities to the Bank.

David W. Heeter.  Mr. Heeter has served as President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank since 2003.  During the years prior to that appointment, he had served as Executive Vice President of the Company and the Bank and as Chief Operating Officer and Vice President of Human Resources, Marketing and Administration of the Bank.  He has been employed by the Bank since 1986.  Mr. Heeter’s many years of service in all areas of the Bank’s operations and his duties as Chief Executive Officer of the Bank bring a special knowledge of the financial, economic and regulatory challenges the Company faces, and he is well suited to educating the Board on these matters.

Brian C. Hewitt.  Mr. Hewitt is a former director of Universal Bancorp and BloomBank, a position he held from 2013 until its merger with the Company in February, 2018. Mr. Hewitt is currently a practicing attorney with the firm of Hewitt Law and Mediation LLC. Mr. Hewitt represents businesses and individuals in the areas of estate and trust planning and litigation as well as mediation, real estate, business and commercial law. His legal background will serve the Board as a resource for matters of real estate, contract law and business transactions.

William V. Hughes.  Mr. Hughes was a partner in the law firm of Beasley & Gilkison, LLP, Muncie, Indiana from 1977 to 2019. He is currently of counsel to the firm. That law firm serves as general counsel to the Bank.  Mr. Hughes brings extensive legal knowledge to the Board, particularly with respect to Indiana real property law, commercial transactions, trusts and estates and business litigation.  His legal background also serves the Board as a resource for matters of corporate governance and director responsibility. Mr. Hughes chairs the Wealth Management Committee.

Richard J. Lashley.  In 1996 Mr. Lashley became a co-founder and co-owner of PL Capital LLC, an investment management firm which specializes in the banking industry.  In addition, Mr. Lashley has served on multiple bank and thrift boards.  Mr. Lashley currently also serves as a director of Banc of California.  From June 2015 to February 2016, Mr. Lashley served as a director of Metro Bancorp, Inc. in Harrisburg, PA. From 2009 - 2013, Mr. Lashley served as a director of State Bancorp, Inc., in Jericho, New York. From 2011 - 2015, Mr. Lashley served as a director of BCSB Bancorp, Inc., in Baltimore, Maryland, and from 2008-2011, Mr. Lashley served as a director of Community FSB Holding Co., in Woodhaven, NY.   He worked for KPMG Peat

Marwick, LLP from 1984-1996 where he provided professional accounting and financial advisory services to bank and thrift clients nationwide.  He is licensed as a CPA in New Jersey (status inactive). Mr. Lashley serves on the Compensation and the Audit Committee.

Edward C. Levy.  Mr. Levy has been an officer and owner of Freeman-Spicer Financial Services, Inc., a business finance and leasing company for more than five years and is a 50% owner and managing partner in two real estate partnerships.  During 2010, he became chairman of One-Touch Automation, Inc., a company engaged in home and business automation and security systems in Indiana.  He is a partner in CVM Productions, Inc., a video production company specializing in corporate marketing and advertising videos and live sports broadcasting for network distribution.  Mr. Levy is also president of Visible Electronics, Inc. a lighting and electronic company.  The company has also developed lifts for the RV Industry.  He had served as a director of MFB Corp. and its banking subsidiary for three years prior to their acquisition by the Company in 2008.  Mr. Levy’s extensive knowledge of investments, insurance and these regulated industries supports the Board’s and Wealth Management Committee’s knowledge in these areas.  He also brings that understanding of regulations to the Audit/Compliance Committee.  Mr. Levy’s background in finance, real estate and management is also important to his service on our Audit/Compliance Committee.

Michael J. Marien.  Mr. Marien is employed by R. W. Baird, a registered broker/dealer and investment advisor firm.  He has an active FINRA Series 7 License and Series 66 Indiana License.  He retired in 2009 as Account Manager for IT/Signode Corp., a division of Illinois Tool Works (packaging of steel industry products and services, Glenview, Illinois), after 40 years of service.  He had served as a director of MFB Corp. and its banking subsidiary for 21 years and was chairman of the board of MFB Corp. for five years prior to the acquisition by the Company in 2008.  Mr. Marien brings his prior knowledge of the Wealth Management business of MFB Corp. to his service on our Wealth Management Committee and Compensation Committee.  His participation in our local business community for over 30 years brings knowledge of the local economy and business opportunities to the Bank.

Charles J. Viater.  Mr. Viater has served as Senior Vice President of the Company and Regional President of the Bank since July 2008.  He had served as president, chief executive officer and a director of MFB Corp. and its banking subsidiary for 13 years prior to their acquisition by the Company in 2008.  Prior to its acquisition by the Company, MFB Corp. had $500 million in assets and was operated under the leadership of Mr. Viater.  Mr. Viater’s over 40-year background in bank operations and knowledge of the local communities we now serve after the MFB Corp. acquisition are important to the Board.  He has training as a CPA.

Executive Officers Who Are Not Also Directors

The business experience of each of our other current executive officers for at least the past five years is set forth below.

Christopher D. Cook.  Age 46 years. Mr. Cook, a certified public accountant, has served as Senior Vice President, Treasurer and Chief Financial Officer of MutualFirst and MutualBank since May 2010. Mr. Cook began his career with MutualBank in 1996. Since that time he has served as Profitability Analyst, Assistant Treasurer, Controller and Director of Finance.

Sharon L. Ferguson.  Age 64 years. Ms. Ferguson has served as Chief Risk Officer and Senior Vice President of Retail Lending of the Bank and Risk Management since January 2015. From February 2009 until January 2015, she served as Senior Vice President of Risk Management. From April 2008 until February 2009, she served as Senior Vice President of Consumer Banking.  From September 2007 to April 2008 she served as Vice President of Retail Products.  From October 2005 until September 2007 she served as Assistant Vice President, Retail Products Manager.  Prior to October 2005 she served as Assistant Vice President, Consumer Lending and Deposits Manager. She has been with the Bank since March 1998.

Christopher L. Caldwell.  Age 54 years. Mr. Caldwell has served as Senior Vice President of Business Banking of MutualBank since December 2012.  Beginning in 2008, he served as Vice President/Senior Business Banker for the Central Region of MutualBank.  From 2006 to 2008, he served as Regional Head of Commercial Lending for Delaware and Randolph counties.  Prior to that he was Vice President of Commercial Lending. Mr. Caldwell is a graduate of the ABA Stonier Graduate School of Banking and serves as Secretary of the MutualBank Charitable Foundation.  He has been with the Bank since 2005.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of that committee are Directors Linn A. Crull (Chairman), Wilbur R. Davis, Edward J. Levy and Richard J. Lashley.  The Board of Directors has determined that Mr. Crull, Mr. Levy and Mr. Lashley are each considered to be an “audit committee financial expert” as defined in applicable SEC rules. All members of the Audit Committee (i) are independent as defined under Rule 4200 (a)(15) of the Nasdaq Marketplace Rules; (ii) meet the criteria for independence set forth in SEC Rule 10A-3(b)(1); (iii) have not participated in the preparation of the financial statements of the Company or any of its current subsidiaries at any time during the past three years; and (iv) are able to read and understand fundamental financial statements, including our balance sheet, income statement, and cash flow statement.

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

To the Company’s knowledge, based solely on its review of the Section 16 reports filed by its directors and executive officers and written representations from those directors and executive officers, all Section 16(a) filing requirements applicable to the Company’s executive officers and directors during the fiscal year ended December 31, 2019.

Code of Ethics

The Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act.  The Code of Ethics applies to all of the Company’s directors, officers and employees. You may obtain a copy of the Code of Ethics on our website at www.bankwithmutual.com at “About Us – Investor Relations – Corporate Overview - Governance Documents - Code of Ethics,” or free of charge from the Company by writing to our Corporate Secretary at MutualFirst Financial, Inc., 110 E. Charles Street, Muncie, Indiana 47305 2400 or by calling (765) 747 2800.

Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

In this section, we provide an overview and analysis of our compensation programs, the material compensation policy decisions we have made under those programs, and the material factors that we have considered in making those decisions.  Following this section, you will find a series of tables containing specific information about compensation paid or payable to the following individuals, whom we refer to as our “named executive officers.” Mr. Botts, our Chief Operating Officer passed away on October 12, 2019.

David W. Heeter – President and Chief Executive Officer

Patrick C. Botts – Chief Operating Officer

Christopher D. Cook – Chief Financial Officer

Charles J. Viater – Senior Vice President

Christopher L. Caldwell – Senior Vice President, MutualBank

Sharon L. Ferguson – Senior Vice President, MutualBank

The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.

Philosophy and Objectives of Compensation Program

The Compensation Committee has established a broad-based compensation program to address compensation for directors, executive officers and other employees.  The overall goals of this compensation program help the Company and the Bank attract, motivate and retain talented and dedicated executives, orient its executives toward the achievement of business goals and link the compensation of its executives to the Company’s success.  The Compensation Committee seeks to establish compensation levels that attract highly effective executives who work well as a team.  In determining compensation levels based on Company performance, the Committee compares MutualFirst to a peer group of approximately 33 Midwest bank holding companies with subsidiary financial institutions ranging in size from $1.0 billion to $3.0 billion with similar balance sheets. The Compensation Committee evaluates this peer group periodically to ensure it closely resembles MutualFirst. In addition, our compensation philosophy is based on established principles for all pay practices and aligns with our corporate values, which are to conduct our business with character, compassion, class and competition.  We reflect these values in our compensation by ensuring competitive and fair practices.  Our overriding principles in setting types and amounts of compensation are:

•	Merit/Performance Based – Individual compensation is linked to the successful achievement of performance objectives.
•	Market Competition – Total compensation that attracts, retains and motivates our top performers at a competitive level in our market.
•

Stockholder Balance – Compensation components that align the interests of key management, especially the named executive officers, with those of our stockholders in furtherance of our goal to increase stockholder value.

The Company implements this philosophy by using a combination of cash and stock-based compensation, benefits and perquisites to attract and retain qualified persons to serve as executive officers of the Company and the Bank.  Our compensation program seeks to reach an appropriate balance between base salary (to provide competitive fixed compensation), incentive opportunities in performance-based cash bonuses (to provide rewards for meeting performance goals) and equity compensation (to align our executives’ interests with our stockholders’ interests).

The Compensation Committee and the Board have established a variable incentive compensation program that provides for cash incentive payments to designated executives of the Company, including the five named executive officers, based on Company performance, as reflected in basic earnings per share (“Basic EPS”)

for each fiscal year (see “- Non-Equity Incentive Plans”).  In addition, in 2008, the stockholders approved a stock option plan that authorizes the Compensation Committee to award options to directors, officers and other employees (see “- Equity Incentive Plan”).  Stock options encourage our executives to own and retain a meaningful stake in the Company’s common stock, thereby aligning their long-term interests with those of our stockholders. Both of these compensation programs encourage our executive officers to achieve the Company’s financial and other performance goals.

Each executive officer of the Company also is an executive officer of the Bank.  Executive officers are not compensated separately for their service to the Company.  The Compensation Committee considers the significant amount of time and level of skill required to perform the required duties of each executive’s position, taking into account the complexity of our business as a regulated public company and financial institution.

The Company provides benefits, including health care benefits, to all employees to attract and retain highly effective executives and other employees with an opportunity to maintain a quality standard of living over time and to have access to health care.  These benefits are administered consistently to all levels of the organization.  All employees share in the cost of health benefits based on the coverage they select.  In addition, employees share the cost of their health insurance premiums based on their compensation level.  Available health care benefits are commensurate with that available in our market area. In addition, the Company provides various perquisites designed to enhance the success of the Company.

Components of Executive Compensation

The components of our compensation program are as follows:

Base Salary.  A base salary is established for each executive to reflect the potential contribution of the executive to the achievement of the Bank’s business objectives and to be competitive with base salaries paid by other comparable financial institutions.  The level of each executive officer’s base salary is designed to reward performance for carrying out the required day-to-day activities and responsibilities of each officer’s position.  The Committee utilizes outside resources to ascertain appropriate base salaries for our officers and other employees.  The Committee also is cognizant of the salaries paid by other non-financial institution companies in the Bank’s market area with which it believes the Bank competes for executives.  Through its merit increase planning guide, the Bank increases salaries based upon competitive market conditions, the Bank’s past and expected financial performance and the individual employee’s performance.  Base salary is the largest element of the Company’s compensation program because it fairly compensates individuals for fulfilling their daily responsibilities and obligations.

Annual Incentive Cash Bonus Compensation.  The MutualBank 2019 Executive Variable Compensation Plan provided for cash incentive payments to designated executives of the Company, including the five named executive officers.  This cash incentive plan provides for one-time payments to the designated executives based on the Company’s 2019 Basic EPS.  Under the plan, cash payments were calculated as a percentage of 2019 base salary, with the appropriate percentage determined by whether a targeted Basic EPS level was met for 2019.  For the named executive officers of the Company, the plan established seven designated Basic EPS levels (including the Company’s target Basic EPS based on its 2019 budget) based upon internal forecasts for the performance of the Company and a range of percentage of salary cash incentive payments for meeting these designated Basic EPS levels based upon each officer’s anticipated contribution to that performance.  For additional information, see “Non-Equity Incentive Plans.”

Equity Compensation.  The Company has utilized equity compensation in the form of stock options and restricted stock to align the interests of our named executive officers with our shareholders and to reward those individuals’ contributions to our franchise value over time.

Benefits.  The Company provides benefits to all employees with an opportunity to maintain a quality standard of living over time and to have access to health care.  These benefits help us to attract and retain highly effective executives and other employees.  These welfare benefits are administered consistently to all levels of the organization.  All employees share in the cost of health benefits based on the coverage they elect.  Health insurance premiums are paid by the Bank based on employee compensation levels.  Available health care benefits are commensurate with that available in our market area.

The Company has designed retirement plans or programs to ensure our employees have adequate income levels after employment.  The Company maintains a KSOP, which is subject to Department of Labor and IRS requirements.  The Compensation Committee determines the amount of Company contributions to the 401(k) portion of the plan for all employees.  It has been the Company’s practice to contribute 100% of the first 4% contributed by a participant and a matching 50% for the next 2% contributed providing for a total of a 5% contribution on behalf of MutualBank for those employees choosing to contribute 6% or more. The employee stock ownership plan component of the plan (“ESOP”) was designed to ensure all employees have a vested interest in the success of the Company.  The ESOP purchased shares of the Company’s stock in 1999, which were allocated to employees annually over 15 years.  These plans were funded by the Company to help provide retirement income for non-executive employees at normal retirement age of approximately 60% to 70% of pre-retirement income for employees that dedicate their career to the Company.

Because tax-qualified plans limit funding for certain highly compensated employees and are not available to directors, the Company has established other retirement compensation plans for those individuals.  Certain officers, including some of the named executive officers, and certain directors are entitled to defer compensation under nonqualified plans.  The deferred compensation plan for executive officers enables them to supplement their retirement income under our qualified plans to provide them with approximately 10% of their salary at retirement as retirement income, if and to the extent they participate in the program.  For additional information regarding these plans, see “Non-Qualified Deferred Compensation – Executive Deferred Compensation Agreements” and “Director Compensation.”  The Company also maintains an Executive Benefit Plan for key employees, including some of the named executive officers.  See “Retirement Plans” for more information about the Executive Benefit Plan.  The deferred compensation program and Executive Benefit Plan are designed to provide career executive officer retirees, in conjunction with Social Security, tax qualified retirement plans and the ESOP, with approximately 70% of their pre-retirement income.

Four of our named executive officers have three-year employment agreements that provide for special payments to the executives in case of a change in control of the Company or an involuntary termination of the executive for other than cause (as defined in the agreements). Two of our named executive officers have a change in control agreement in which the executives will receive a payment in the event of a change in control of the Company. These agreements are common benefits for executives of publicly traded financial institutions, and the Company believes they are important in order to attract and retain qualified executive management.  Certain of our benefit plans also provide for accelerated payments or other benefits upon a change in control of the Company or an involuntary termination of the executive for other than cause.  See “Potential Termination and Change in Control Payments.”

Perquisites.  The Company provides perquisites designed to enhance the success of the Company.  Executive officer education is provided at industry conferences, seminars and schools, sometimes with spousal travel expenses.  Dues to country clubs, social clubs and service organizations are paid to encourage community involvement and build business relationships.  Messrs. Heeter, Botts, Viater and Caldwell receive a car allowance, and the value of the allowance is included in their taxable income.

Stock Ownership Guidelines.  We have in place Board-approved stock ownership guidelines applicable to our Section 16 officers (those officers reporting share ownership to the SEC) as well as our non-employee directors. These guidelines were established to further reinforce the alignment of the financial interests of these executives and non-employee directors with those of our long-term shareholders. Section 16 officers have five years from the time they are promoted, named to a senior leadership position or their ownership requirement is increased to achieve the ownership levels set forth in our stock ownership guidelines. The stock ownership levels currently applicable to our Section 16 officers and non-employee directors under these guidelines are as follows:

Level	Guideline
President and CEO	3.0× base salary
Other Section 16 Officers	2.0× base salary
Non-Employee Directors	3.0× base annual retainer

A Section 16 officer’s stock ownership requirement is based upon the officer's salary as of the date the guidelines were adopted or, if later, as of the date the officer first became subject to the guidelines. As of any date, the share value for shares owned will be the greater of the fair market value of the shares as of that date or the Section 16 officer’s or non-employee director’s cost basis in those shares.

The ownership requirement is based on actual ownership, which includes (i) all shares beneficially owned, but excluding unexercised stock options or unvested equity awards and, (ii) shares held in trust or other entity where the officer or Board member retains beneficial ownership.

The Compensation Committee and the Board review compliance with the guidelines at least annually. If a director or executive officer fails to comply with the guidelines, the Committee and/or the Board may (i) limit future equity awards, (ii) require retention of portions of future equity exercises or shares that have vested or (iii) pay future bonus amounts or Board retainers in stock.

Pay Ratio

The following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of annual total compensation of our Chief Executive Officer to the median of the annual total compensation of our other employees. We determine our median employee based on salary (annualized in the case of full and part-time employees (excluding the Chief Executive Officer) as of December 31, 2019. The annual total compensation of our median employee (other than the Chief Executive Officer) for 2019 was $37,981. As disclosed in the Summary Compensation table, our Chief Executive Officer’s annual total compensation for 2019 was $715,557. Based on the foregoing, our estimate of the ratio of annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all other employees was 18.8 to 1. Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.

Impact of Tax and Accounting

As a general matter, the Compensation Committee takes into account the various tax and accounting implications of the compensation vehicles employed by the Company.

Accounting Impact

When determining amounts of long-term incentive grants to executives and employees, the Compensation Committee examines the accounting cost associated with the grants. Under FASB ASC Topic 718, grants of equity-based awards result in an accounting charge for the Company equal to the grant date fair value of those securities.

Tax Impact

Section 162(m) of the Internal Revenue Code does not permit publicly traded companies to take income tax deductions for compensation paid to the Chief Executive Officer and the other Named Executive Officers (other than the Chief Financial Officer) to the extent that compensation exceeds $1.0 million per officer in any taxable year.

The Compensation Committee will continue to consider steps that might be in the Company’s best interests to comply with Section 162(m) of the Code. However, in establishing the cash and equity incentive compensation programs for the executive officers, the Compensation Committee believes that the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole or primary factor. The Compensation Committee believes that cash and equity incentive compensation must be maintained at the requisite level to attract and retain the executive officers essential to the Company’s financial success, even if all or part of that compensation may not be deductible by reason of the limitations of Section 162(m) of the Code.

Section 280G of the Internal Revenue Code provides that severance payments triggered by a change in control, which equal or exceed three times the individual’s “base amount” are deemed to be “excess parachute payments.” Individuals receiving parachute payments in excess of three times their base amount are subject to a 20% excise tax on the amount of the excess payments. If excess parachute payments are made, the Company and the Bank would not be entitled to deduct the amount of the excess payments. Each employment agreement provides that severance and other payments that are subject to a change in control will be reduced as much as necessary to ensure that no amounts payable to the executive will be considered excess parachute payments.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” for the year ended December 31, 2019.  Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

The foregoing report is furnished by the Compensation Committee of the Board of Directors.

Richard J. Lashley (Chairman)

Linn A. Crull

Wilbur R. Davis

Michael J. Marien

Michelle A. Altobella

Summary Compensation Table

The following table sets forth information concerning the compensation earned in 2019, 2018 and 2017 by our principal executive officer, principal financial officer and the next three most highly compensated executive officers.  Mr. Botts passed away in October 2019. As a result, Sharon Ferguson was added to the table below as a named executive officer.

Name and Principal Position	Fiscal Year	Salary	Bonus(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	Change in Pension Values and Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)		Total
David W. Heeter	2019	$430,000	-	-	$209,471	$23,459	$52,627	(6)	$715,557
President and Chief	2018	$414,000	-	-	$187,187	$21,853	$50,847		$673,887
Executive Officer	2017	$400,000	-	-	$182,571	$21,365	$48,220		$652,156
Christopher D. Cook	2019	$275,000	-	-	$89,310	-	$19,223	(7)	$383,533
Chief Financial Officer	2018	$256,000	-	-	$77,166	-	$19,324		$352,490
	2017	$242,000	-	-	$73,637	-	$17,991		$333,628
Patrick C. Botts	2019	$295,833	-	-	$137,436	$17,935	$38,470	(8)	$548,841
Executive Vice	2018	$340,000	-	-	$119,729	$16,762	$43,275		$519,766
President	2017	$328,000	-	-	$116,909	$16,388	$41,306		$502,603
Charles J. Viater	2019	$325,000	-	-	$105,548	-	$37,882	(9)	$468,430
Senior Vice President	2018	$316,000	-	-	$95,251	-	$36,070		$447,321
of the Company	2017	$307,000	-	-	$93,416	-	$36,148		$436,564
Christopher L. Caldwell	2019	$216,000	-	-	$59,349	-	$30,832	(10)	$306,191
Senior Vice President	2018	$206,000	-	-	$51,794	-	$32,604		$290,398
of the Bank	2017	$198,000	-	-	$50,349	-	$30,254		$278,603
Sharon L. Ferguson	2019	$157,000	-	-	$41,194	-	$8,500	(11)	$206,694
Senior Vice President
of the Bank						(Footnotes on following page)

(1)	Bonus amounts are reported under the “Non-Equity Incentive Plan Compensation” column.
(2)	No Options were awarded in fiscal 2019, 2018 and 2017.
(3)

Amount reflects payments to the named executive officers under the MutualBank Executive Variable Compensation Plan for 2019, 2018 and 2017, respectively (see “- Non-Equity Incentive Plan Compensation”).

(4)

Amount reported reflects MutualBank’s contributions to and/or the above-market earnings on amounts in each named executive officer’s Executive Deferred Compensation Agreement account.  Above-market earnings are that portion of the earnings that are at rates in excess of the applicable federal long-term rate under the Internal Revenue Code that corresponds most closely to the rate in the plan at the time it was established.

(5)	Includes amounts accrued under the Executive Benefit Plan, Bank contributions under its 401(k) plan, term life insurance premiums paid by MutualBank on behalf of the officers and ESOP allocations.
(6)

The amount includes $17,539 contributed under the Executive Benefit Plan, $13,602 in contributions by MutualBank under its 401(k) plan, $2,322 in term life insurance premiums paid by MutualBank on behalf of Mr. Heeter, and $19,164 in perquisites, consisting of $14,400 for a car allowance and $4,764 for country club dues.

(7)

The amount includes a $13,649 contribution by MutualBank under its 401(k) plan, $810 in term life insurance premiums paid by MutualBank on behalf of Mr. Cook, and $4,764 in perquisites, consisting of country club dues.

(8)

The amount includes $10,141 contributed under the Executive Benefit Plan, $9,600 in contributions by MutualBank under its 401(k) plan, $1,965 in term life insurance premiums paid by MutualBank on behalf of Mr. Botts, and $16,764 in perquisites, consisting of $12,000 for a car allowance and $4,764 for country club dues.

(9)

The amount includes a $12,017 in contributions by MutualBank under its 401(k) plan, $7,037 in term life insurance premiums paid by MutualBank on behalf of Mr. Viater, and $18,828 in perquisites, consisting of $14,400 for a car allowance and $4,428 for country club dues.

(10)

The amount includes a $10,614 contribution by MutualBank under its 401(k) Plan, $1,054 in term life insurance premiums paid by MutualBank on behalf of Mr. Caldwell, and $19,164 in perquisites, consisting of a $14,400 car allowance and $4,764 in country club dues.

(11)	The amount includes a $6,409 contribution by MutualBank under its 401(k) Plan and $2,091 in term life insurance premiums paid by MutualBank on behalf of Ms. Ferguson.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards to the named executive officers during 2019.

		Estimated Possible Payouts UnderNon-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Units (#)	Options (#)	Awards ($/Sh)	Option Awards
David W. Heeter	n/a	$51,600	$193,500	$258,000	-	-	-	-	-	-	-
Christopher D. Cook	n/a	$22,000	$82,500	$110,000	-	-	-	-	-	-	-
Patrick C. Botts	n/a	$35,500	$124,250	$177,500	-	-	-	-	-	-	-
Charles J. Viater	n/a	$26,000	$97,500	$130,000	-	-	-	-	-	-	-
Christopher L. Caldwell	n/a	$7,560	$54,000	$75,600	-	-	-	-	-	-	-
Sharon L. Ferguson	n/a	$4,710	$39,250	$47,100

(1)

For each named executive officer, represents the threshold (i.e. lowest), target and maximum amounts that were potentially payable for 2019 under the Company’s Executive Variable Compensation Plan.  The amounts earned under these awards for 2019 are reflected in the Summary Compensation table under the “Non-Equity Incentive Plan Compensation” column.

Equity Incentive Plans

On March 20, 2019, based upon the recommendation of the Compensation Committee, the Board of Directors approved the Company’s 2019 Omnibus Incentive Plan (the “2019 Plan”), which was subsequently approved by the Company’s stockholders at the 2019 Annual Meeting. The Plan has available as awards up to 600,000 shares.

The purpose of the 2019 Plan is to promote the long-term success, and enhance the long-term value, of the Company by linking the personal interests of employees and directors with those of the Company’s stockholders. The 2019 Plan is further intended to provide flexibility to the Company in its ability to motivate, attract, and retain the services of employees and directors upon whose judgment, interest, and special effort the successful conduct of its operation largely is dependent, in a manner that does not expose the Company to imprudent risks and that is consistent with the long-term health of the Company. No awards were made under this Plan during fiscal 2019.

Outstanding Equity Awards at Fiscal Year-End

There were no stock options held by named executive officers at December 31, 2019.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting	Value of Realized on Vesting(2)
David W. Heeter	40,000	$1,322,760	-	-
Christopher D. Cook	31,462	$1,032,329	-	-
Patrick C. Botts	-	$-	-	-
Charles J. Viater	35,000	$809,500	-	-
Christopher L. Caldwell	5,000	$115,725	-	-
Sharon L. Ferguson	5,500	$125,625	-	-

(1)		Value realized on exercise represents the excess of the fair market value of the shares acquired at exercise over the exercise price of the option.
(2)		Value realized on vesting represents the fair market value of the shares on the vesting date.

Non-Equity Incentive Plans

In March 2019, based on a recommendation from its Compensation Committee, the Board of Directors of the Company approved the MutualBank 2019 Executive Variable Compensation Plan, which provided for cash incentive payments to designated executives of the Company, including the five named executive officers.  This cash incentive plan provides for one-time payments to the designated executives based on the Company’s 2019 Basic EPS.  Under the plan, cash payments would be calculated as a percentage of 2019 base salary, with the appropriate percentage determined by whether a targeted Basic EPS level was met for 2019.  For the named executive officers of the Company, the plan established a range of Basic EPS levels (including the Company’s target Basic EPS based on its 2019 budget) based upon internal forecasts for the performance of the Company and a range of percentage of salary cash incentive payments for meeting these designated Basic EPS levels based upon each officer’s anticipated contribution to that performance as follows:

Name	2019 Base Salary	Range of Possible Incentive Payments As a Percentage of Base Salary
David W. Heeter	$430,000	12.0% to 60.0%
Christopher D. Cook	$275,000	8.0% to 40.0%
Patrick C. Botts	$355,000	10.0% to 50.0%
Charles J. Viater	$325,000	8.0% to 40.0%
Christopher L. Caldwell	$216,000	3.5% to 35.0%
Sharon L. Ferguson	$157,000	3.0% to 30.0%

The Company’s Basic EPS for 2019 was 2.77%, which was a Basic EPS level that entitled the named executive officers to a cash payment under the plan.  Messrs. Heeter, Cook, Botts, Viater, Caldwell and Ferguson qualified for an incentive cash payment of 49%, 32%, 39%, 32%, 27% and 26%, respectively of his or her 2019 base salary.  The Compensation Committee and the Board determined that payments at that level were appropriate and awarded Messrs. Heeter, Cook, Botts, Viater and Caldwell cash payments of $209,471; $89,310; $137,436; $105,548; $59,349 and $41,914 respectively, for 2019, which payments were made in early 2020.

The plan does not create any vested rights in the participants and may be modified, repealed or discontinued at any time by the Board of Directors.  In addition, the plan includes a clawback requiring repayment to the extent any payment made is later determined to have been based on performance measurements that are subsequently deemed to be inaccurate due to misstatement or misrepresentation.  No awards were made in 2020.

Nonqualified Deferred Compensation

The Bank maintains an executive deferral program for the benefit of designated senior executives, including Messrs. Heeter and Botts, to supplement their retirement earnings to provide them with approximately another 10% of their expected salary at retirement as additional annual retirement income, after Social Security benefits, ESOP shares and income from all retirement plans of the Bank, to the extent they chose to participate in the program.  Pursuant to the agreements under the program, key executives have been provided an additional opportunity to defer, at their choice, 1% to 15% of their base salary into a non-qualified deferral program.  For each participant, the Bank matched $.50 of every dollar deferred, up to a maximum match established in each person’s agreement.  The Bank also pays interest on each account at a rate of 10%, which rate was set at the inception of the plan in 1993 and was not an above-market rate at that time.  Matching contributions and interest vest over five years.  The Bank maintains a record of all amounts deferred by the executive.  Benefits are paid to the executives when they reach age 65.  The deferred compensation benefit is the annuitized value, at 10%, of the executive’s account, which value is paid in monthly installments over 15 years.  The plan provides for earlier payouts for disability and for continued payouts as death benefits.  Deferrals under this plan ceased after 2008; however, annual earnings at 10% continue.  For the year ending December 31, 2019, the aggregate earnings accrued for Messrs. Heeter and Botts on their deferred compensation balances (a portion of which also is reflected in the 2019 Summary Compensation Table) were $37,898 and $28,975, respectively.

Non Qualified Deferred Compensation Table for 2019

The following table sets forth certain information with respect to our Executive Deferred Compensation Agreements with each named executive officer for the year ended December 31, 2019.

Name	Name of Plan	Executive Contributions in 2019	Company Contributions in 2019	Aggregate Earnings in 2019	Aggregate Balance at 12/31/19
David W. Heeter(1)	Deferred Compensation	-	-	$37,898	$399,817
Christopher D. Cook	---	-	-	$-	$-
Patrick C. Botts(2)	Deferred Compensation	-	-	$28,975	$300,155
Charles J. Viater	---	-	-	$-	$-
Christopher L. Caldwell	---	-	-	$-	$-
Sharon L. Ferguson	---	-	-	$-	$-

(1)				$23,459 of the reported earnings for Mr. Heeter in 2019 also are reflected in the 2019 Summary Compensation Table.
(2)				$17,935 of the reported earnings for Mr. Botts in 2019 also are reflected in the 2019 Summary Compensation Table.

Retirement Plans

The Company has designed retirement plans or programs to ensure our employees have adequate income levels after employment.  Prior to July 2009, the Company maintained a 401(k) Retirement Savings Plan, in which the Compensation Committee determined the amount of Company contributions for all employees.  The Company also maintained an ESOP designed to ensure all employees have a vested interest in the success of the Company.  The ESOP purchased shares of the Company’s stock in 1999, which were allocated to employees annually over 15 years.  On July 1, 2009, these two qualified plans were combined into a KSOP.  This reduced our administrative expenses and provides employee compensation tied to the success of the Company.  Under the KSOP, in addition to the regular ESOP allocations, employee contributions are matched.

The Company also maintains a non-qualified Executive Benefit Plan (“Benefit Plan”) for key employees, including Messrs. Heeter and Botts.  The Benefit Plan is designed to provide the executives with retirement income, in conjunction with Social Security and the KSOP, of approximately 60% of their pre-retirement income.  An estimated annual retirement payment is established based on the individual’s anticipated salary at retirement, estimates of the person’s retirement income from Social Security benefits, all tax qualified plans of the Bank and an assumed 8% annual rate of return.  This estimated payment amount is reviewed periodically for changes in the relevant factors.

The Bank makes an annual payment to each participant for the purpose of funding the cost of their future benefit.  Those contributions are taxable income to the participant in the year they are made and are reflected in the 2019 Summary Compensation Table.

Under the Benefit Plan, if the executive is involuntarily terminated other than for cause or in connection with a change in control, the Bank must make a lump sum contribution to the executive of the full contribution for the then-current year and the present value, based on an 8% rate, of the next five years of required contributions (or of all required remaining contributions if less).  In addition, if the executive is deemed to be terminated in connection with a change of control, the Bank must make a lump sum final contribution to the executive’s account equal to the present value, at 8%, of all remaining contributions required under then-current payout estimates, through age 65.

In the 2008 acquisition of another financial institution, the Bank assumed the terms of the Salary Continuation Agreement between that entity and Mr. Viater, which provides for an annual retirement benefit of $60,000 payable in monthly installments for 15 years if he retires at the age of 60 or later.  Any payments made upon a change in control are subject to reduction to avoid adverse tax consequences under Section 280G.

Employment Agreements

The Bank has entered into three-year employment agreements with Messrs. Heeter, Cook, Botts and Viater which provide for annual one-year extensions, if authorized by the Compensation Committee and the Board.  Under these agreements, each executive’s salary is reviewed for adjustments annually and cannot be decreased below any adjusted level.  The 2019 base salaries of Messrs. Heeter, Cook, Botts and Viater under these agreements are $430,000, $275,000, $355,000 and $325,000, respectively.  Under these agreements, each executive is entitled to participate equitably in discretionary bonuses awarded to executive employees and in the Bank’s other employee benefit plans, including medical, dental, group life, disability and accidental death and dismemberment insurance benefits.  Each agreement provides that the executive’s employment may be terminated by the Bank or by the executive at any time and also provides for termination upon the occurrence of certain events specified by federal regulations.  If the executive’s employment is terminated due to disability, he would receive his salary and other benefits for the remainder of the three-year term, with a reduction in his salary for disability insurance payments from insurance purchased by the Bank.  If the executive’s employment is terminated due to death, his estate would receive all benefits under the agreement through the end of the month in which the executive dies.  If the executive’s employment is terminated for cause or voluntarily by the executive, he would receive all benefits under the agreement through that termination date.  If the executive’s employment is terminated by constructive termination, with no change in control, the Bank would be required to pay to the executive his then-current salary over the three-year term and to provide the executive with his then-current employee health benefits for the remaining term of his agreement.  If the executive’s employment is involuntarily terminated in connection with a change in control, MutualBank must pay to the executive in a lump sum 299% of his Section 280G base amount (the base amount is essentially the executive’s average annual Box 1, W-2 compensation during the five full calendar year periods prior to the effective date of the termination) and continue to provide substantially the same health benefits as were being provided to the executive officers of MutualBank immediately prior to the change in control, in each case subject to reduction to ensure deductibility under Section 280G of the Internal Revenue Code.  The executives have no responsibility to mitigate amounts owed to them under the agreements nor does any compensation received from another employer reduce post-termination compensation under the agreements.  The agreements provide that for the three years following any termination of employment, each officer will be prohibited from soliciting Company or Bank depositors, customers and employees to leave the Company or the Bank. As a result of Mr. Botts death in October 2019, his estate was paid through the end of October, the month in which he passed, pursuant to his agreement.

Change in Control Agreement

The Bank entered into a Change in Control Agreement with Mr. Caldwell and Ms. Ferguson on October 15, 2017 which provides for annual one-year extensions, if authorized by the Compensation Committee and the Board. Under the agreement, if Mr. Caldwell’s or Ms. Ferguson’s employment is terminated within twelve months subsequent to a Change in Control for any reason other than for cause, disability, retirement or as a result of Mr. Caldwell’s or Ms. Ferguson’s death, or if Mr. Caldwell or Ms. Ferguson resigns for good reason as a result of any material breach of the change in control agreement by Mr. Caldwell’s or Ms. Ferguson’s employer or as a result of a material change in the location where Mr. Caldwell or Ms. Ferguson works, Mr. Caldwell and Ms. Ferguson will be entitled to a lump sum payment equal to his or her annual compensation plus the cost of benefits over a twelve month period including the cost of all group insurance, life insurance, health and accident and disability insurance and any other benefit plan program or insurance he or she was entitled to participate in immediately prior to his or her termination. In the event of his termination, Mr. Caldwell would be entitled to receive $398,974 based on his compensation for 2019. In the event of her termination, Ms. Ferguson would be entitled to receive $331,373 based on her compensation for 2019.

In the 2008 acquisition of another financial institution, the Bank also assumed Mr. Viater’s director fee continuation agreement, which provides that if he retires after attaining age 65 and continues to serve as a director for at least five years, he would be entitled to an annual retirement benefit for 10 years equal to 50% of any director fees paid to him during the last plan year before ending service.  In the event of a change in control followed within 24 months by a termination of service as a director prior to age 72, the director would be entitled to receive the present value of the normal retirement benefit (without regard to years of service).

Potential Payments upon Termination of Employment or Change in Control

The following tables show the approximate value of the benefits and payments that the Named Executive Officers would have been entitled to receive as of December 31, 2019 had their employment been terminated or had a change in control occurred on that date. The table excludes (i) amounts accrued through December 31, 2019 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and bonus amounts, (ii) vested account balances under the Company’s KSOP plan, and (iii) already vested equity awards.

David W. Heeter

	Compensation and Health Insurance Benefit Continuation		Accelerated Vesting of Equity Incentive Awards	Total Benefits to be Received
Termination/Change in Control Scenario
Termination for Cause	$-		$-	$-
Voluntary Termination Without Good Reason	$-		$-	$-
Involuntary Termination Other Than in Connection With or Within 12 Months After a Change in Control	$2,735,925	(1)	$-	$2,735,925
Involuntary Termination Without Cause or Voluntary Termination With Good Reason After a Change in Control	$2,735,925		$-	$2,735,925
Death	$35,833	(2)	$-	$35,833
Disability	$1,344,000	(3)	$-	$1,344,000

(1)

Represents payment of Mr. Heeter’s salary and benefits for the remaining term of his employment agreement (i.e. through December 31, 2022), assuming Mr. Heeter’s employment is terminated by MutualFirst on December 31, 2019.

(2)	Represents continued payment of Mr. Heeter’s salary through the end of the month in which his death occurred, as provided in his employment agreement. The amount shown is one month’s salary.
(3)

Represents payment of Mr. Heeter’s salary and benefits for the remaining term of his employment agreement (i.e. through December 31, 2022), assuming Mr. Heeter’s employment is terminated by MutualFirst on December 31, 2019 after having established that he is permanently disabled, less any proceeds received for a disability policy maintained by the Bank

Christopher D. Cook

	Compensation and Health Insurance Benefit Continuation		Accelerated Vesting of Equity Incentive Awards	Total Benefits to be Received
Termination/Change in Control Scenario
Termination for Cause	$-		$-	$-
Voluntary Termination Without Good Reason	$-		$-	$-
Involuntary Termination Other Than in Connection With or Within 12 Months After a Change in Control	$1,477,511	(1)	$-	$1,477,511
Involuntary Termination Without Cause or Voluntary Termination With Good Reason After a Change in Control	$1,477,511		$-	$1,477,511
Death	$22,917	(2)	$-	$22,917
Disability	$879,000	(3)	$-	$879,000

(1)

Represents continued payment of Mr. Cook’s salary and benefits for the remaining term of his employment agreement (i.e. through December 31, 2022), assuming Mr. Cook’s employment is terminated by MutualFirst on December 31, 2019.

(2)	Represents continued payment of Mr. Cook’s salary through the end of the month in which his death occurred, as provided in his employment agreement. The amount shown is one month’s salary.
(3)

Represents continued payment of Mr. Cook’s salary and benefits for the remaining term of his employment agreement (i.e. through December 31, 2022), assuming Mr. Cook’s employment is terminated by MutualFirst on December 31, 2019 after having established that he is permanently disabled, less any proceeds received for a disability policy maintained by the Bank.

Charles J. Viater

	Compensation and Health Insurance Benefit Continuation		Accelerated Vesting of Equity Incentive Awards	Total Benefits to be Received
Termination/Change in Control Scenario
Termination for Cause	$-		$-	$-
Voluntary Termination Without Good Reason	$-		$-	$-
Involuntary Termination Other Than in Connection With or Within 12 Months After a Change in Control	$2,119,362	(1)	$-	$2,119,362
Involuntary Termination Without Cause or Voluntary Termination With Good Reason After a Change in Control	$2,119,362		$-	$2,119,362
Death	$27,083	(2)	$-	$27,083
Disability	$1,029,000	(3)	$-	$1,029,000

(1)

Represents continued payment of Mr. Viater’s salary and benefits for the remaining term of his employment agreement (i.e. through December 31, 2022), assuming Mr. Viater’s employment is terminated by MutualFirst on December 31, 2019.

(2)	Represents continued payment of Mr. Viater’s salary through the end of the month in which his death occurred, as provided in his employment agreement. The amount shown is one month’s salary.
(3)

Represents continued payment of Mr. Viater’s salary and benefits for the remaining term of his employment agreement (i.e. through December 31, 2022), assuming Mr. Viater’s employment is terminated by MutualFirst on December 31, 2019 after having established that he is permanently disabled, less any proceeds received for a disability policy maintained by the Bank.

Christopher L. Caldwell

	Compensation and Health Insurance Benefit Continuation	Accelerated Vesting of Equity Incentive Awards	Total Benefits to be Received
Termination/Change in Control Scenario
Termination for Cause	$-	$-	$-
Voluntary Termination Without Good Reason	$-	$-	$-
Involuntary Termination Other Than in Connection With or Within 12 Months After a Change in Control	$-	$-	$-
Involuntary Termination Without Cause or Voluntary Termination With Good Reason After a Change in Control	$398,974	$-	$398,974
Death	$-	$-	$-
Disability	$-	$-	$-

Sharon L. Ferguson

	Compensation and Health Insurance Benefit Continuation	Accelerated Vesting of Equity Incentive Awards	Total Benefits to be Received
Termination/Change in Control Scenario
Termination for Cause	$-	$-	$-
Voluntary Termination Without Good Reason	$-	$-	$-
Involuntary Termination Other Than in Connection With or Within 12 Months After a Change in Control	$-	$-	$-
Involuntary Termination Without Cause or Voluntary Termination With Good Reason After a Change in Control	$331,373	$-	$331,373
Death	$-	$-	$-
Disability	$-	$-	$-

Director Compensation

The Company uses a combination of cash and stock-based compensation to attract and retain qualified persons to serve as non-employee directors of the Company and the Bank.  Each director of the Company also is a director of the Bank.  Directors are not compensated separately for their service on the Company’s Board of Directors.  In setting director compensation, the Board of Directors considers the significant amount of time and level of skill required for service on the Boards of the Company and the Bank, particularly due to the duties imposed on directors of public companies and financial institutions.  The types and levels of director compensation are annually reviewed and set by the Compensation Committee and ratified by the full Board of Directors.

For the year ending December 31, 2019, each director received an annual fee of $36,000 for serving on the Bank’s Board of Directors, except for Messrs. Heeter, Botts, and Viater, who were compensated as executive officers of the Bank and are not separately compensated as directors.  Mr. Davis receives an additional $12,000 per year for serving as Chairman of the Board of Directors; Mr. Crull receives an additional $5,000 for serving as the Chairman of the Audit/Compliance Committee; Mr. Lashley receives an additional $3,000 for serving as Chairman of the Compensation Committee; and Mr. Hughes receives an additional $3,000 for serving as the Chairman of the Wealth Management Committee.  In addition, each director receives $200.00 per Board committee meeting attended and the Audit/Compliance Committee members receive $400.00 per meeting attended. No stock options were granted to directors in 2019.

The Bank maintains deferred compensation arrangements with some directors, which allowed them to defer all or a portion of their Board fees earned before September 2008 and earn interest on deferred amounts at the rate of 10% per year, which rate was set at the inception of the plan in 1993 and was not an above-market rate at that time.  Participants receive the deferred amounts as income when they are no longer serving as active directors.  The participant may choose to receive the deferred payments in a lump sum or in annual installments for 15 years beginning at age 70.

Messrs. Levy and Marien were parties to director fee continuation agreements with the institution acquired in 2008, which were assumed by the Company.  Those agreements provided that if the director retired after attaining age 72 and had served as a director for at least five years, he would be entitled to an annual retirement benefit for five years (or 10 years, if the director had more than 10 years of service) equal to 50% of the total fees paid to him during the last plan year before ending service.  These agreements also provided that, in the event of a change in control followed within 24 months by a termination of service as a director prior to age 72, the director would be entitled to receive the present value of the normal retirement benefit (without regard to years of service) paid in a lump sum.

Director Compensation Table for 2019

The following table provides compensation information for each member of our Board of Directors during the year ending December 31, 2019 (except for Messrs. Heeter, Botts and Viater, whose compensation is reported as named executive officers).  All prior stock options and restricted stock awards to non-officer directors were fully vested at December 31, 2019, and no stock option or restricted stock awards were granted to non-officer directors during 2019.

Name	Fees Earned or Paid in Cash	Option Awards	Change in Pension Value and Non Qualified Deferred Compensation Earnings(1)	All Other Compensation(2)	Total
Michelle A. Altobella	$36,800	---	$-	-	$36,800
Mark L. Barkley	$36,600	---	$-	-	$36,600
James M. Bernard	$37,600	---	$-	-	$37,600
Linn A. Crull(3)	$44,200	---	$43,252	-	$87,452
Wilbur R. Davis(4)	$50,400	---	$70,732	-	$121,132
Brian C. Hewitt	$36,800	---	$-	-	$36,800
William V. Hughes(5)	$39,800	---	$-	-	$39,800
Richard J. Lashley(6)	$41,400	---	$-	-	$41,400
Edward C. Levy (7)	$38,400	---	$-	-	$38,400
Michael J. Marien(8)	$37,600	---	$-	-	$37,600
James D. Rosema(9)	$15,200	Retired	$61,665	-	$15,200

(1)	Amounts reported for Messrs. Crull and Davis reflect only the above-market earnings on their deferred compensation accounts.
(2)

No director received personal benefits or perquisites exceeding $10,000 in the aggregate. The earnings on each director’s deferred compensation account, excluding the above-market earnings reported in the preceding column, are reported in the footnotes below.

(3)

Fees paid include $3,200 for committee meetings attended and $5,000 as audit committee chair. As of December 31, 2019, Mr. Crull owned exercisable options for 2,500 shares of Company stock.  Mr. Crull’s other 2019 earnings on his deferred compensation account were $44,200.

(4)

Fees paid include $2,400 for committee meetings attended and $12,000 as chairman fee. As of December 31, 2019, Mr. Davis owned exercisable options for 5,000 shares of Company stock.  Mr. Davis’ other 2019 earnings on his deferred compensation account were $50,400.

(5)	Fees paid include $800 for committee meetings attended and $3,000 as Wealth Management Committee Chair.
(6)	Fees paid include $2,400 for committee meetings attended and $3,000 as Compensation Committee Chair.
(7)	Fees paid include $2,400 for committee meetings attended.
(8)	Fees paid include $1,600 for committee meetings attended.
(9)	Mr. Rosema retired as a director the Company at the 2019 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2019 of each of MutualFirst Financial’s directors, by the named executive officers of MutualFirst Financial and by all directors and executive officers of MutualFirst Financial as a group as well as the persons known to MutualFirst Financial to be the beneficial owners of more than 5% of MutualFirst Financial’s outstanding common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes generally voting power and/or investment power with respect to securities. Shares of common stock that an individual has a right to acquire within 60 days after December 31, 2019, including pursuant to stock options to purchase shares of common stock, are deemed outstanding for purposes of computing the percentage of beneficial ownership owned by the person holding such security, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated by footnote, MutualFirst Financial believes that the persons named in this table, based on information provided by these persons, have sole voting and investment power with respect to the securities indicated. The address of each of MutualFirst Financial’s directors and executive officers is care of MutualFirst Financial, Inc., 110 E. Charles Street, Muncie, Indiana 47305.

Name of Beneficial Owner	MutualFirst Financial Common Shares Beneficially Owned		Percentage of Class
Wilbur R. Davis	51,700	(1)	*
David W. Heeter	63,920	(2)	*
Mark L. Barkley	313,600	(3)	3.64
Linn A. Crull	61,000	(4)	*
Brian C. Hewitt	1,560		*
William V. Hughes	33,549	(5)	*
Richard J. Lashley	717,773	(6)	8.34
Edward C. Levy	31,931		*
Michael J. Marien	48,845		*
Charles J. Viater	244,021	(7)	2.83
Michelle A. Altobella	150		*
James M. Bernard	2,200	(8)	*
Christopher D. Cook	42,671	(9)	*
Christopher L. Caldwell	12,243	(10)	*
Sharon L. Ferguson	9,212
All Directors and Executive Officers as a Group (15 persons)	1,634,375	(11)	18.99

PL Capital Group/Richard J. Lashley 47 E. Chicago Avenue Suite 328 Naperville, Illinois 60540	715,773	(12)	8.32

Ancora Advisors, LLC 6060 Parkland Blvd Suite 200 Cleveland, Ohio 44124	530,725	(13)	6.17

Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	462,851	(14)	5.43

* Ownership is less than 1% of the class.

(Footnotes are on next page)

________________________

(1)	Includes options for 5,000 shares and 20,000 shares owned by Mr. Davis’s spouse.
(2)	Includes 14,490 shares allocated to Mr. Heeter in the ESOP and 2,917 shares held in a charitable trust established by Mr. Heeter for which he has voting and dispositive power over all the shares.
(3)	Includes 188,650 shares held directly and 124,950 shares held by the Eleanor T. Barkley, LP for which Mr. Barkley is the manager.
(4)	Includes options for 2,500 shares and 20,000 shares owned by Mr. Crull’s spouse.
(5)	Includes options for 4,000 shares, 500 shares owned by Mr. Hughes’ spouse and 4,000 shares in an IRA account.
(6)

Of the shares reported as beneficially owned by Mr. Lashley, 352,451 shares of common stock are held in the name of Financial Edge Fund, L.P.; 154,723 shares of common stock are held in the name of Financial Edge-Strategic Fund, L.P.; 66,886 shares of common stock are held in the name of PL Capital/Focused Fund, L.P.; 141,713 shares of common stock are held in the name of Goodbody/PL Capital, L.P.; and 2,000 shares of common stock are held in Mr. Lashley's IRA.  With regard to the shares held by Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., PL Capital/Focused Fund, L.P., and Goodbody/PL Capital, L.P., Mr. Lashley reports beneficial ownership above because he has shared voting and dispositive power as a Managing Member of PL Capital, LLC and Goodbody/PL Capital, LLC, the general partners of the funds, and as a Managing Member of PL Capital Advisors, LLC, the investment advisor of the Funds.  Mr. Lashley disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(7)	Includes 16,033 shares in Mr. Viater’s 401(k) account; 25,694 shares allocated to Mr. Viater in the ESOP.
(8)	Mr. Bernard is a representative of Ancora Advisors. See footnote 14.
(9)	Includes 4,883 shares allocated to Mr. Cook in the ESOP.
(10)	Includes 2,115 shares allocated to Mr. Caldwell in the ESOP.
(11)

This amount includes options for 11,500 shares held by directors and executive officers.  This amount does not include the 200,000 shares owned by the MutualBank Charitable Foundation, Inc., which is an Indiana non-profit corporation and 501(c)(3) tax-exempt organization with no stock or stockholders.  Two of the six directors and all the officers of the foundation also are directors or officers of the Company or the Bank.  Pursuant to its charter and applicable federal regulations, these shares are required to be voted in any stockholder vote in the same ratio as the votes cast by all other stockholders of the Company.

(12)

According to filings under the Exchange Act, the PL Capital Group consists of the following persons and entities which share beneficial ownership of certain of the shares: Financial Edge Fund, L.P. (“Financial Edge Fund”); Financial Edge-Strategic Fund, LP (“Financial Edge Strategic”); PL Capital Focused Fund, L.P. (‘Focused Fund”), PL Capital, LLC (“PL Capital’), general partner of Financial Edge Fund, Financial Edge Strategic and Focused Fund; PL Capital Advisors, LLC (“PL Capital Advisors”), the investment advisor to Financial Edge Fund, Financial Edge Strategic, Focused Fund and Goodbody/PL LP; Goodbody /PL Capital LP (“Goodbody/PL LP”);Goodbody/PL Capital LLC(“Goodbody/PL LLC”), general partner of Goodbody/PL LP; John W. Palmer as managing member of PL Capital, PL Capital Advisors and Goodbody/PL LLC and individually; Richard Lashley, as managing member of PL Capital, PL Capital Advisors and Goodbody/PL LLC, and individually. Mr. Lashley is also a director of the Company. PL Capital Group has shared voting and dispositive power over 715,773 shares.

(13)

Represents shares held by Ancora Advisors, LLC, a registered investment advisor, as filed on Schedule 13-D/A on March 2, 2018 and as updated with information provided to the Company on Schedule 13-F.  Ancora Advisors, LLC reported sole voting and dispositive power over 530,725 shares. Mr. Bernard is a representative of Ancora Advisors but he does not possess voting or dispositive power over the shares reported.

(14)

Represents shares held by clients of Dimensional Fund Advisors LP, an investment advisor, which disclaims beneficial ownership of these shares.  Dimensional Fund Advisors LP filed an amended Schedule 13G with the SEC on February 12, 2020.

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2019.

	Number of securities to be	Weighted-average	Number of securities
	issued upon exercise of	exercise price of	remaining available for future
	outstanding options, warrants	outstanding options,	issuance under equity
Plan Category	and rights	warrants and rights	compensation plan
Equity compensation plans approved by security holders	-	$-	600,000	(1)
Equity compensation plans not approved by security holders	-	$-	-

____________________

(1)	No shares were awarded under this plan.

Item 13.  Certain Relationships and Related Transactions

The Company and the Bank may engage in transactions or series of transactions with our directors, executive officers and certain persons related to them.  Except for loans by the Bank, which are governed by a separate policy, these transactions are considered “related party” transactions under applicable regulations of the SEC and are subject to review and approval of the Audit/Compliance Committee and ratification by the Board of

Directors.  All other transactions with executive officers, directors and related persons are approved by the Board of Directors.

The Bank has a written policy of granting loans to officers and directors, which fully complies with all applicable federal regulations.  Loans to directors and executive officers are made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features.  These loans to directors and executive officers are not made at preferential rates; however, certain closing fees are waived.  No director, executive officer or any of their affiliates had aggregate indebtedness to the Bank at below-market interest rates exceeding $120,000 in the aggregate since December 31, 2018.  Loans to all directors and executive officers and their associates totaled approximately $11.6 million at December 31, 2019, which was approximately 5.1% of the Company’s consolidated stockholders’ equity at that date.  All loans to directors and executive officers were performing in accordance with their terms at December 31, 2019.

Independence and Ethics Code

The Board has determined that Directors Crull, Davis, Hewitt, Lashley, Levy, Marien, Rosema, Altobella and Bernard, who constitute a majority of our Board members, are “independent directors,” as that term is defined in the NASDAQ listing standards.  Among other things, when making this determination, the Board considers each director’s current or previous employment relationships and material transactions or relationships with the Company or the Bank, members of their immediate family and entities in which the director has a significant interest.  The purpose of this review is to determine whether any relationships or transactions exist or have occurred that are inconsistent with a determination that the director is independent.  Among other matters, in reaching its determination on independence, the Board considered the fact that certain of the directors or their affiliates have borrowed money from the Bank.  See "Election of Directors - Business Relationships and Transactions with Executive Officers, Directors and Related Persons."

The Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees.  You may obtain a copy of the Code free of charge by writing to the Corporate Secretary of the Company, 110 E. Charles Street, Muncie, Indiana 47305-2400 or by calling (765) 747-2800.  The Code of Business Conduct and Ethics is also available at http://www.bankwithmutual.com/conduct.

Board Leadership Structure and Risk Oversight

As noted above, the positions of Chairman of the Board of the Company and Chief Executive Officer and President of the Company are held by separate persons.  This has been the case since the Company was formed.  The Board believes this structure is appropriate for the Company and the Bank because it creates a clear line between management by the executive management and oversight of management by the Board of Directors, led by the Chairman.

Item 14.  Principal Accountant Fees and Services

Services and Payments

During the year ending December 31, 2019, BKD, LLP provided various audit, audit-related and non-audit services to the Company as follows:  (1) the audit of the Company’s 2019 annual financial statements; (2) the review of 2019 financial statements in the Company’s Quarterly Reports on Form 10-Q; and (3) tax services.

The aggregate fees billed to the Company by BKD, LLP and its affiliates for the years ending December 31, 2019 and 2018 were as follows:

	Year Ending December 31,
	2019	2018
Audit Fees	$420,701	$408,538
Audit Related Fees(1)	$15,575	$16,650
Tax Fees(2)	$37,950	$37,425
All Other Fees	$-	$-

(1)	Primarily for assistance with benefit plan issues.
(2)	Primarily for tax compliance, tax advice, and tax return preparation services.

Pre-Approval of Audit and Non-Audit Services

Pursuant to the terms of its charter, the Audit/Compliance Committee is responsible for the appointment, compensation, retention and oversight of the work of the independent auditors.  The Audit/Compliance Committee must pre-approve the engagement letters and the fees to be paid to the independent auditors for all audit and permissible non-audit services to be provided by the independent auditors and consider the possible effect that any non-audit services could have on the independence of the auditors.  The Audit/Compliance Committee may establish pre-approval policies and procedures, as permitted by applicable law and SEC regulations and consistent with its charter for the engagement of the independent auditors to render permissible non-audit services to the Corporation, provided that any pre-approvals delegated to one or more members of the committee are reported to the committee at its next scheduled meeting.  At this time, the Audit/Compliance Committee has not adopted any delegated pre-approval policies.

The Audit/Compliance Committee of the Board has authorized BKD, LLP to provide to the Company tax services and certain services in connection with the administration of our benefit plans.  In authorizing those services, the Committee determined that providing those services were compatible with maintaining BKD, LLP’s independence.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8 of this Form 10‑K:

Annual Report Section
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2019 and 2018
Consolidated Statements of Income for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements, December 31, 2019, 2018 and 2017

(a)(2) Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) Exhibits:

Regulation S-K Exhibit Number	Document
2.1

Agreement and Plan of Merger, dated as of October 4, 2017, by and among the Registrant and Universal Bancorp (incorporated herein by reference to the Registration Statement on Form S‑4 filed with the SEC on January 17, 2018 (No. 333‑222583))

2.1(a)

Agreement and Plan of Merger, dated as of October 29, 2019 by and between Northwest Bancshares, Inc. and MutualFirst Financial, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 29, 2019 (No. 000-27905))

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

4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1

Amended and Restated Employment Agreement between the Registrant, MutualBank and David W. Heeter (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2016 (File No. 000‑27905))

10.2

Amended and Restated Employment Agreement between the Registrant, MutualBank and Patrick D. Botts (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 000-27905))

10.3

Amended and Restated Employment Agreement between the Registrant, MutualBank and Christopher D. Cook (incorporated herein by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 000-27905))

10.4

Amended and Restated Employment Agreement between the Registrant, MutualBank and Charles J. Viater (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2016 (File No. 000‑27905))

10.5

Salary Continuation Agreement between the Registrant and Charles J. Viater (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2008 filed with the SEC on March 23, 2009 (File No. 000‑27905))

10.6

Form of Supplemental Retirement Plan Income Agreements for David W. Heeter and Patrick C. Botts (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 1999 filed with the SEC on March 30, 2000 (File No. 000‑27905))

10.7

Form of Director Shareholder Benefit Program Agreement, as amended, for Jerry D. McVicker (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2000 filed with the SEC on April 2, 2001 (File No. 000‑27905))

10.8

Form of Executive Deferred Compensation Plan Agreements for David W. Heeter and Patrick C. Botts (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 1999 filed with the SEC on March 30, 2000 (File No. 000‑27905))

10.9

Registrant’s 2000 Stock Option and Incentive Plan (incorporated herein by reference to Appendix D to the joint proxy statement-prospectus included in the Registrant’s Registration Statement on Form S‑4 filed with the SEC on October 19, 2000 (No. 333‑46510))

10.10

Director Deferred Compensation Master Agreement (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2006 filed with the SEC on March 16, 2007 (File No. 000‑27905))

10.11

Registrant’s 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2008 filed with the SEC on March 23, 2009 (File No. 000‑27905))

10.12

Form of Incentive Stock Option Agreement for 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2009 filed with the SEC on March 18, 2010 (File No. 000‑27905))

10.13

Form of Non-Qualified Stock Option Agreement for 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2009 filed with the SEC on March 18, 2010 (File No. 000‑27905))

10.14

Change in Control Agreement between the Registrant, MutualBank and Christopher L. Caldwell (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2017 (File No. 000‑27905))

10.15

Change in Control Agreement between the Registrant, MutualBank and Sharon L. Ferguson (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2017 (File No. 000‑27905))

10.16	Director Fee Arrangements for 2019
10.17

Standstill Agreement dated March 16, 2018 by and among MutualFirst Financial, Inc. and the Ancora Parties (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 8-K filed on March 20, 2018 with the SEC (File No. 000-27905))

10.18	2019 Omnibus Incentive Plan
11	Statement re computation of earnings per share (See Note 25 of the Notes to Audited Consolidated Condensed Statements included in this Form 10‑K)
14	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-27905))
21	Subsidiaries of the registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13(a)‑14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)‑14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification
101

Financial statements from the Company’s Annual Report on Form 10‑K for the year  ended December 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statement of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) Notes to Consolidated Condensed Financial Statements.

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

MutualFirst Financial, Inc.

Date: March 12, 2020	By:	/s/ David W. Heeter
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

/s/ David W. Heeter	/s/ Wilbur R. Davis
David W. Heeter, President and Director	Wilbur R. Davis, Chairman of the Board
(Principal Executive Officer)	Date: March 12, 2020
Date: March 12, 2020

/s/ Linn A. Crull	/s/ William V. Hughes
Linn A. Crull, Director	William V. Hughes, Director
Date: March 12, 2020	Date: March 12, 2020

/s/ Michelle R. Altobella	/s/ Mark L. Barkley
Michelle R. Altobella, Director	Mark L. Barkley, Director
Date: March 12, 2020	Date: March 12, 2020

/s/ Edward C. Levy	/s/ Michael J. Marien
Edward C. Levy, Director	Michael J. Marien, Director
Date: March 12, 2020	Date: March 12, 2020

/s/ Charles J. Viater	/s/ Richard J. Lashley
Charles J. Viater, Director	Richard J. Lashley, Director
Date: March 12, 2020	Date: March 12, 2020

/s/ James M. Bernard	/s/ Brian C. Hewitt
James M. Bernard, Director	Brian C. Hewitt, Director
Date: March 12, 2020	Date: March 12, 2020

/s/ Christopher D. Cook
Christopher D. Cook, Senior Vice President
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 12, 2020